Form 10-K
ALEXANDER & BALDWIN INC
filed 1995-03-27
CIK 3453

ALEXANDER & BALDWIN, INC.

                                    FORM 10-K

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 1994


                                     PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

     Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations and related shoreside operations of A&B are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson"), and several Matson subsidiaries, all of which are headquartered in San Francisco. Container leasing operations are conducted by a wholly-owned subsidiary of Matson, Matson Leasing Company, Inc. ("Matson Leasing"), which is headquartered in San Francisco. Real property and food products operations are conducted by a wholly-owned subsidiary of A&B, A&B-Hawaii, Inc. ("ABHI"), and several ABHI subsidiaries, including California and Hawaiian Sugar Company, Inc. ("C&H"), all of which are headquartered in Hawaii or California.

     The industry segments of A&B are as follows:

     A. Ocean Transportation - carrying freight primarily between various United States Pacific Coast and Hawaii ports; providing terminal, stevedoring, tugboat and container equipment maintenance services in certain of those ports; and arranging United States Mainland intermodal transportation.

     B. Container Leasing - leasing marine cargo containers in standard 20-foot and 40-foot lengths to transportation companies, primarily ocean carriers in the liner trades.

     C. Property Development and Management - developing real property in Hawaii and on the U.S. Mainland; selling residential properties; and managing, leasing, selling and purchasing commercial and industrial properties.

     D. Food Products - growing sugarcane and coffee in Hawaii; producing raw sugar, molasses and green coffee; refining raw sugar, and marketing and distributing refined sugar products in the western United States; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling and self-storage services in Hawaii; and generating and selling electricity.

     For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1994, see "Industry Segment Information" on page 28 of the Alexander & Baldwin, Inc. 1994 Annual Report ("1994 Annual Report"), which information is incorporated herein by reference.


DESCRIPTION OF BUSINESS AND PROPERTIES

     A.   OCEAN TRANSPORTATION

          (1)  FREIGHT SERVICES

               Matson offers containership freight services between ports at Los Angeles, Oakland and Seattle and the major ports in Hawaii, which are located on the islands of Hawaii, Kauai, Maui and Oahu. Roll-on/roll-off service is provided between Los Angeles and Oakland and the major ports in Hawaii.
Portland container cargo is moved overland between Portland and Seattle at no extra charge. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated con tainers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's revenue is derived from westbound carriage of containers and motor vehicles.

               Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1994, Matson carried 240,612 twenty-four foot equivalent units of container cargo and 116,762 motor vehicles between these destinations. Matson also offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

               In July 1994, Matson inaugurated its Pacific Coast Shuttle Service, which provides containership freight service among ports at Los Angeles, Oakland, Seattle, and Vancouver, British Columbia.

               See "Rate Regulation" below with respect to Matson's freight rates.


          (2)  VESSELS

               Matson has been a leader in the containerization of freight in
the Pacific Basin since 1958.   Matson's fleet consists of five containerships,
four combination container/trailerships, one roll-on/roll-off barge, two con tainer barges equipped with cranes which serve the neighbor islands of Hawaii, and one container barge equipped with cranes in the mid-Pacific service.

               During 1994, Matson completed a life-extension and "open top" conversion program for two containerships. Conversion of some holds to "open top" design permits containers to be stacked higher without the need for lashing or hatch covers. The life-extension program is expected to add 10 to 15 years to the service life of each ship.

               The thirteen vessels in Matson's fleet represent an investment of approximately $648,000,000 during the past 25 years. With one exception, the current fleet has been acquired through withdrawals from the Matson Capital Construction Fund, established under Section 607 of the Merchant Marine Act, 1936, as amended. The exception is a combination container/trailership which Matson continues to operate under a charter for a 25-year term ending in 1998, with options to renew the charter for a total of up to five years and to purchase the vessel at the end of the charter at fair market value.

               Matson's fleet units are described in the list on the following page.[Table inserted below in electronic Edgar filing.]



                         MATSON NAVIGATION COMPANY, INC.
                         -------------------------------
                                FLEET - 12/31/94
                                ----------------


                                                                                                Usable Cargo Capacity
                                                                        --------------------------------------------------------
                                                                                 Containers            Vehicles        Molasses
                                Year              Maximum   Maximum     --------------------------- ---------------    ---------
Vessel         Official Year   Recon-              Speed    Deadweight             Reefer
 Name           Number  Built  structed Length    (Knots)  (Long Tons)  24'  40'   Slots   TEUs (1) Autos  Trailers   Short Tons
--------------------------------------------------------------------------------------------------------------------------------
R.J. PFEIFFER   979814  1992           713'6"       23.0      27,100    625  610    300   1,970      --     --        --
KAIMOKU         573223  1976   1990    790'9"       21.5      14,551    276  310    119   1,020     350     54        --
KAINALU         557149  1974   1990    790'9"       21.5      14,976    276  310    119   1,020     350     54        --
KAUAI           621042  1980   1994    720'5-1/2"   22.5      26,308    458  538    310   1,626      44             2,600
LURLINE         549900  1973   1982    826'6"       21.5      22,221    597  345    340   1,476     220     81      2,100
MANUKAI         524219  1970           720'5-1/2"   22.5      27,107    537  416    251   1,476                     5,300
MANULANI        528400  1970           720'5-1/2"   22.5      27,165    537  416    251   1,476                     5,300
MATSONIA        553090  1973   1987    760'0"       21.5      22,501    683  400    335   1,620     450     56      4,300
MAUI            591709  1978   1993    720'5-1/2"   22.5      26,623    458  538    310   1,626                     2,600
HALEAKALA (2)   676972  1984           350'0"        --        4,658    144   72     84     316                     2,100
ISLANDER (2)    933804  1988           372'0"        --        6,837    276   24     70     380                       --
MAUNA LOA (2)   676973  1984           350'0"        --        4,658    144   72     84     316                     2,100
WAIALEALE (3)   978516  1991           345'0"        --        5,621                 35             230     45
JOE SEVIER (4)  500799  1965           80'0"        10.0         --
MAOI (4)        618705  1980           75'0"        10.0         --

____________________________________
(1) "Twenty-foot Equivalent Units" (includes trailers)
(2) Container Barge
(3) Roll-on/Roll-off Barge
(4) Tug

               As a complement to its fleet, Matson owns or has under capital leases approximately 17,900 containers, 6,800 container chassis, 500 auto-frames and miscellaneous other equipment. In addition, 280 20-foot chassis, 600 40-foot chassis, 300 45-foot chassis, 500 40-foot dry containers, 100 45-foot dry containers, and 480 40-foot refrigerated containers are being manufactured and are scheduled for delivery during 1995. After disposing of older container equipment, Matson expects to have 18,500 containers and 7,800 chassis on hand at the end of 1995. Capital expenditures by Matson for vessels and equipment totaled approximately $24,600,000 in 1994.

          (3)  TERMINALS

               Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance, and other terminal services for Matson at the ports of Honolulu, Los Angeles, Oakland and Seattle, as well as for other ocean carriers at its Pacific Coast and Honolulu locations.
               Matson Terminals is among the largest container stevedoring and terminal operators on the United States Pacific Coast. An estimated total of 1,159 vessel calls were served at all Matson Terminals container facilities in 1994.

               Matson Terminals owns or leases the shoreside cranes and supporting container-handling equipment at its container facilities and owns all of the maintenance equipment used in providing container equipment and terminal maintenance services.

               Matson Terminals has lease agreements with port authorities for the use of publicly-owned container terminal properties at Honolulu, Los Angeles, Oakland and Seattle. Matson Terminals does not anticipate any difficulty in renewing its lease agreements as they expire or in finding satisfactory alternative premises. Current terminal lease agreements expire as follows:

          Honolulu            September 2016

          Los Angeles         January 1996

          Oakland             December 2008

          Seattle December 1999, subject to an option to renew for ten years

               Capital expenditures for terminals and equipment totaled approximately $5,100,000 in 1994.

          (4)  OTHER SERVICES

               Matson Intermodal System, Inc. ("Matson Intermodal"), a wholly-owned subsidiary of Matson, was formed in 1987 to serve as an intermodal marketing company which arranges United States Mainland rail and truck transportation for shippers and carriers, frequently in conjunction with prior or subsequent ocean transportation.

               Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, owns two tugboats which are employed in Hawaiian waters under operating agreements to provide harbor assistance for vessels calling at the islands of Hawaii and Maui.

               Matson manages the Moku Pahu, an integrated tug/barge which transports raw sugar from Hawaii to the Crockett, California sugar refinery owned by C&H, a wholly-owned subsidiary of ABHI. The Moku Pahu is owned by the Hawaiian Sugar & Transportation Cooperative, of which ABHI's two sugar plantations are members.

          (5)  COMPETITION

               Matson's freight service between the United States Pacific Coast and Hawaii has one major containership competitor which serves Long Beach, Oakland, Tacoma and Honolulu, employing vessels destined for Guam and the Far East. Other competitors include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services.

               Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals to Hawaii, a type of service that is very attractive to customers because it decreases their warehousing costs. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

               The carriage of cargo between the United States Pacific Coast and Hawaii on foreign-built and foreign-documented vessels is prohibited by
Section 27 of the Merchant Marine Act, 1920, frequently referred to as the Jones Act. However, foreign-flag vessels bringing cargo to Hawaii from foreign sources provide indirect competition for Matson's container freight service between the United States Pacific Coast and Hawaii. Far East countries, Australia and New Zealand have direct foreign-flag services to Hawaii.

               Matson Terminals competes with numerous other companies which perform the same or similar services. The container stevedoring and terminal services business is extremely competitive. The primary considerations of ocean carriers when selecting stevedore and terminal operators are rates, quality of service, expertise and reputation. The industry is highly capital-intensive because of the need for expensive container-handling equipment.

               Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Services competes with other large operators of tugboats in Hawaiian waters.

          (6)  LABOR RELATIONS

               The absence of strikes and the availability of labor through hiring halls are important to maintenance of profitable operations by Matson. Matson's operations have been disrupted significantly by strikes in only two of the last 39 years, most recently in 1972. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

          (7)  RATE REGULATION

               Matson is regulated by the Federal Maritime Commission ("FMC") with respect to rates, carrier agreements, shipping practices and other matters relating to its carriage of cargo in the domestic and foreign commerce of the United States. Matson Terminals is regulated by the FMC with respect to terminal lease agreements and its practices in providing terminal services at United States ports.

               Matson is regulated by the Interstate Commerce Commission to the extent of its joint rates with motor carriers for the carriage of commodities subject to regulation under the Interstate Commerce Act. Matson's carriage of exempt agricultural commodities under joint rates with motor carriers, and carriage of containerized cargoes in trailer-on-flatcar/container-on-flatcar service under joint tariff circulars with railroads, are unregulated. Mail is carried under contracts with the U.S. Postal Service. Approximately 46% of Matson's revenue is derived under arrangements not subject to regulation by the FMC.

               The FMC has promulgated guidelines under the Intercoastal Shipping Act, 1933, for the determination of a just and reasonable rate of return or profit for domestic offshore ocean common carriers. Under the guidelines, as revised to date, and FMC decisions implementing and interpreting them, rate of return on rate base is the criterion used in determining a just and reasonable rate of return. Rate base includes net book value of vessels, other property and equipment and assets of related companies, to the extent they are devoted to the domestic common carrier service regulated by the FMC. Also included in rate base are working capital and capitalized leases. The FMC guidelines do not specify a just and reasonable rate of return on rate base, but merely the procedure for determining it. The FMC applies a "comparable earnings" test in determining a just and reasonable rate of return. The "comparable earnings" test equates the rate of return of domestic common carriers on rate base with the earnings of American industry generally on total capital, with appropriate adjustments for current trends in interest rates and the costs of capital. The FMC also considers the relative riskiness of individual domestic common carriers in relation to the riskiness of American industrial companies generally.

               In April 1994, the FMC announced proposed revisions to its guidelines for determining a just and reasonable rate of return. It is not known whether, when, or to what extent the FMC will implement this proposal.

     B.   CONTAINER LEASING

          Matson Leasing, which began operations in 1989, leases marine cargo containers worldwide to the transportation industry, primarily to ocean carriers in the liner trades.

          Headquartered in San Francisco, Matson Leasing currently has offices in New York, London, Paris, Bremen, Tokyo, Singapore, Hong Kong, Seoul, Sydney, Rio de Janeiro and Bombay. It has 67 employees and utilizes 92 container depots world-wide.

          The Matson Leasing container fleet consists entirely of standard 20-foot and 40-foot steel dry freight containers, the principal types of containers used in world trade. At the end of 1994, the fleet consisted of 112,000 containers, including 11,000 units delivered in 1994. Additional containers are planned for delivery in 1995. In 1994, Matson Leasing's capital expenditures for new containers totaled approximately $32,000,000. All container leases are operating leases, with approximately 98% consisting of long-term or master lease agreements.

          With its fleet of approximately 160,000 TEUs (twenty-foot equivalent units, a standard measure of container capacity), Matson Leasing competes on a world-wide basis and ranks eighth in terms of fleet size among lessors of marine containers. The ten largest lessors have fleets ranging from 45,000 to 1,300,000 TEUs. Lessors currently control approximately half of all marine containers in service. Matson Leasing's average fleet utilization rate was 88% in 1994, compared with 83% in 1993.

     C.   PROPERTY DEVELOPMENT AND MANAGEMENT

          (1)  GENERAL

               The property development and management operations of A&B are conducted by ABHI, a wholly-owned subsidiary headquartered in Honolulu. A&B and its subsidiaries own approximately 92,854 acres of land, consisting of approxi mately 90,786 acres in Hawaii and approximately 2,068 acres elsewhere, as follows:


              LOCATION           NUMBER OF ACRES
          Maui                       68,852
          Kauai                      21,933
          Oahu                            1
          California                  2,000
          Texas                          42
          Washington                     23
          Florida                         3

The bulk of this acreage currently is used for agricultural and related acti vities, and includes pasture land leased to ranchers, watersheds and con servation reserves. The balance is used or planned for development or other urban uses. An additional 17,900 acres on Maui and Kauai are leased from third parties.

               ABHI is actively involved in the entire spectrum of land development, including planning, zoning, financing, constructing, purchasing, managing and leasing, and selling and exchanging real property.

          (2)  PLANNING AND ZONING

               The entitlement process for development of property in Hawaii is both time-consuming and costly, involving numerous State and County regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals: amendment of the County general plan to reflect the desired residential use; approval by the State Land Use Commission to reclassify the parcel from the "agricultural" district to the "urban" district; County approval to rezone the property to the precise residential use desired; and, if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Commission. The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing, and/or mandatory fee sale of portions of the project.

               ABHI actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. ABHI designates a parcel as "fully-zoned" when all necessary government approvals have been obtained. Approximately 810 acres of property currently are designated fully-zoned.

               As described in more detail below, work to obtain entitlements for urban use in 1994 focused on (i) ABHI's Kukui'ula development on Kauai,
(ii) ABHI's proposed master-planned community at Pilot Hill Ranch in California, and (iii) obtaining Community Plan designations for various ABHI lands on Maui.

               With regard to item (iii) in the previous paragraph, ABHI continues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning development activity over the next decade. ABHI is seeking various urban designations for its undeveloped lands within the following four Community Plans, where most of its Maui lands are located: Paia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan.

               In 1994, the Maui County Planning Commission recommended urban residential designations for approximately 110 acres, and industrial and light industrial designations for approximately 230 acres, on ABHI-owned lands in Central Maui covered by the Wailuku-Kahului Community Plan. Also, the Planning Commission disagreed with the Upcountry Citizens' Advisory Committee's recommendation of single-family residential designation for 165 acres of ABHI land covered by the Upcountry Community Plan, conditioned on ABHI's contribution of another 100 acres for the establishment of an institution of higher education in the Upcountry region. The Planning Commission did not, however, make any recommendations regarding single-family residential designations.

               Adoption of the Community Plans by the Maui County Council is expected in 1995 or 1996.

          (3)  RESIDENTIAL PROJECTS

               ABHI is pursuing a number of residential projects in Hawaii and on the U.S. Mainland, in particular:

               (a) Kukui'ula. On Kauai, construction activity at the Kukui'ula project has been suspended as a result of the effects of Hurricane Iniki, which struck Kauai in September 1992. The 1,000-acre Kukui'ula project, envisioned to be the first planned residential community on the island of Kauai, currently is expected to include up to 3,000 dwelling units, as well as an 18-hole golf course, a small boat marina, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage, and certain roadway improvements were completed in 1993.

               ABHI's current efforts with regard to the Kukui'ula project are directed toward re-entitlement of the project to obtain State urban district classification of an additional 822 acres. Urban district classification of an initial 213 acres was obtained in 1985. This re-entitlement is associated with ABHI's revisions to the project's master plan to address hurricane inundation risks and market considerations. Implementation of this revised master plan will require amendments to existing State of Hawaii and County of Kauai land use classifications, and currently is expected to delay initial sales of dwelling units until late 1997.

               A petition to amend the State urban district, the first step in the revision of Kukui'ula's master plan, was submitted to the State Land Use Commission in October 1993. Public hearings on this petition commenced in February 1994 and were completed in January 1995. The State Land Use Commission is expected to take final action on the petition by April 1995. In addition, an application to amend the County zoning, consistent with the revised master plan, was submitted to the County Planning Commission in February 1995. Public hearings before the County Planning Commission on this application are expected to commence in the second quarter of 1995.

               (b)  Eleele Nani II.  Also on Kauai, sales at ABHI's Eleele
Nani II development, consisting of 146 single-family lots on 27 acres, continued during 1994. To date, sales have closed on all 58 "affordable" (as established by State of Hawaii income and affordability guidelines) homes and all 58 of the affordable lots, including 20 lots pursuant to the County of Kauai's self-help housing program. Twenty-one of the market-priced lots have closed.
Nine market-priced lots remain available for sale.

               (c) Makana Subdivision. On Maui's north shore, Makana Subdivision, a joint venture with Gentry Homes, Ltd., will consist of approximately 93 single-family homes on a 23-acre parcel. Subdivision construction plans were submitted for County approval in July 1994. Assuming County approval is obtained, construction is expected to commence in the second quarter of 1995, with sales expected to commence by early 1996.

               (d) Haiku Mauka. Also on Maui, sales of lots at Haiku Mauka, a 93-acre, 39-lot agricultural lot residential subdivision, commenced in September 1994. A total of 16 lots have been sold.

               (e) Haiku Hill. At Haiku Hill, an 89-acre, 37-lot agricultural lot residential subdivision on Maui's North Shore, the last five lots were sold in early 1994.

               (f) Kahului Ikena. Kahului Ikena, a 102-unit, market-priced townhouse project in Kahului, is expected to be completed in mid-1995. The project will be marketed either as rental units or as condominiums for sale.

               (g) Pilot Hill Ranch. At Pilot Hill Ranch in El Dorado County, near Sacramento, California, ABHI's efforts continue to focus on having the project's development plan proposals designated in El Dorado County's General Plan. Pilot Hill Ranch is intended to be developed as an 1,800-acre planned residential community, consisting of approximately 980 single- and multi-family homes, a golf course, parks and 20 acres of commercial development. A draft environmental impact report was issued by the County in December 1994. Hearings on the draft report are expected to be concluded by the middle of 1995. The County is expected to take final action on its General Plan in 1995.

          (4)  COMMERCIAL AND INDUSTRIAL PROPERTIES

               An important source of property revenue is the lease rental income A&B and its subsidiaries receive from various ground leases on 11,000 acres of land (including agricultural and pasture lands) and leases of 2,550,000 square feet of industrial and commercial building space.

               In Hawaii, most of the income-producing commercial and industrial properties owned by A&B and its subsidiaries are located in the central Kahului area of Maui. These properties consist primarily of two shopping centers and two office buildings, as well as several separate commercial and industrial properties, as follows:


  PROPERTY           LOCATION              TYPE                LEASED AREA
 Maui Mall          Kahului, Maui   Retail shopping center    192,000 sq. ft.

 Kahului Shopping   Kahului, Maui   Retail shopping center    112,000 sq. ft.
  Center

 Kahului Office     Kahului, Maui   Office                     30,000 sq. ft.
  Center

 Wakea Business     Kahului, Maui   Warehouse/retail            61,500 sq. ft.
  Center

 Kmart              Kahului, Maui   Ground lease                  7.41 acres

 Kahului Office     Kahului, Maui   Office                      52,000 sq. ft.
  Building

               In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui and Kauai, including:

               (a) Triangle Square. Development continues at Triangle Square, an 11-acre retail/commercial complex and factory outlet center in Kahului, Maui. Three lots have been leased and the balance of the project is being developed in two phases as a 108,000-square-foot factory outlet center. Construction of Phase I of the factory outlet center, consisting of the 28,000-square-foot Apex building, was completed in January 1995. It currently is being tenanted and scheduled for opening in 1995. Construction of Phase II, consisting of five buildings with a total of 80,000 square feet, is expected to commence in 1995.

               (b) Costco. On a nearby 13-acre parcel owned by A&B, Price Costco, Inc. has commenced construction of a 134,000-square-foot retail facility, scheduled for completion in 1995.

               (c) Kamehameha Parkway. Also located in Kahului is ABHI's Kamehameha Parkway, a 22-acre, light industrial park subdivision. Of the Parkway's 35 lots, 32 have been sold in fee and two have been leased. Sale of the remaining lot is expected to be completed in 1995.

               (d) Kahului Industrial Park. Site work construction at the 76-acre first phase of the Kahului Industrial Park, a light industrial subdivision located near Maui's primary airport and harbor, is projected to commence in the second quarter of 1995. Sales and leasing may begin late in the year.

               (e) Port Allen Industrial Subdivision. On Kauai, work on five additional industrial lots and a multi-tenant warehouse complex on six acres at the Port Allen Industrial Subdivision was completed in 1994. The 13,800-square-foot warehouse is approximately 65% occupied and four of the five lots are under contract of sale.

               In November 1994, a subsidiary of ABHI sold a 19.4-acre industrial parcel in Aiea, Hawaii for $17.8 million. This parcel originally was acquired from C&H in 1993.

               On the U.S. Mainland, A&B and its subsidiaries own a portfolio of commercial and industrial properties comprising a total of 1.9 million square feet of leasable area, as follows:

                                                  LEASED AREA
   PROPERTY         LOCATION          TYPE        (SQUARE FT.)
---------------   -------------   ------------    -----------
DEC Building      Cupertino, CA   Research and     246,742
                                  development

LinPac Building   City of         Manufacturing    126,048
                  Industry, CA

Moulton Plaza     Laguna Hills,   Retail           134,000
                  CA

Spinnaker II      Fremont, CA     Research and      98,500
                                  development

Great Southwest   Grand           Warehouse/       901,000
Industrial        Prairie,TX      Industrial

4225 Roosevelt    Seattle, WA    Office/Medical    106,000

Valley Freeway    Kent, WA       Warehouse/        229,245
Corporate Park                   Industrial

Winslow Village   Bainbridge     Retail             97,908
Shopping Center   Island, WA

               The Great Southwest Industrial property in Texas has maintained an above-market average occupancy of 97%. In 1995, relatively few leases will expire.

               A&B's three Washington State properties continue to benefit from the economic stability in the Pacific Northwest. The 4225 Roosevelt office building and Winslow Village Shopping Center remain 100% leased, while strong leasing activity in 1994 has increased occupancy at the Valley Freeway Corporate Park warehouse complex to 95%.

               Digital Equipment Corporation ("DEC"), the sole tenant of the DEC Building in Cupertino, California, has continued its efforts to sublease available space in the facility. DEC ceased manufacturing operations at the facility in 1992, but continues to meet the obligations under its lease with A&B, which expires in 1997. Rental activity in both Cupertino and nearby Fremont, California, the location of Spinnaker II, increased in the latter half of 1994, with continued improvement expected in 1995. At the Moulton Plaza shopping center in Laguna Hills, California, the conversion of a 11,500-square-foot former Lincoln Savings branch to retail space was completed in 1994, with 60% of the space leased prior to completion. This shopping center is expected to benefit from an improving California economy.

               In December 1994, the Arapahoe Marketplace Shopping Center, located in Denver, Colorado, was sold by A&B. The $21 million proceeds of this sale are planned to be reinvested in other income-producing property on the U.S. Mainland pursuant to the tax-deferred exchange provisions of Section 1031 of the Internal Revenue Code.

               Overall occupancy rates for the U.S. Mainland leased property portfolio averaged 97% in 1994, compared with 93% in 1993. Overall occupancy rates for the Hawaii leased property portfolio averaged 92% in 1994, compared with 94% in 1993.

     D.   FOOD PRODUCTS

          (1)  PRODUCTION

               A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870. A&B's present food products operations are conducted by ABHI. ABHI operates two sugar plantations, Hawaiian Commercial & Sugar Company ("HC&S") on the island of Maui and McBryde Sugar Company, Limited ("McBryde") on the island of Kauai.

               ABHI is Hawaii's largest producer of raw sugar. In 1994, ABHI produced 34% of the 658,539 tons of raw sugar produced in Hawaii. The Hawaii sugar production, in turn, amounted to approximately 9% of total United States sugar production, and accounted for about 8% of the sugar consumed in the United States. ABHI's raw sugar production tonnage for the years 1990 through 1994 is summarized in the following table:

                1994      1993      1992      1991      1990
HC&S          206,217   224,677   193,485   214,122   225,555
McBryde        17,273    14,493    22,941    38,455    46,851
  Total       223,490   239,170   216,426   252,577   272,406

               HC&S harvested 16,457 acres of sugarcane in 1994, compared with 16,726 acres in 1993 and 15,715 acres in 1992. Yields averaged 12.4 tons of sugar per acre in 1994, compared with 13.4 in 1993 and 12.3 in 1992. As a by-product of sugar production, HC&S also produced 58,997 tons of molasses in 1994, compared with 61,954 tons in 1993, and 49,189 tons in 1992.

               An advanced ultrafiltration plant constructed by HC&S in 1994 should, when fully operational, increase sugar recovery at HC&S' Puunene mill (the larger and more modern of HC&S' two mills) by 1.5%, thereby increasing sugar production by more than 3,000 tons. HC&S currently is evaluating a second phase of the project, which could result in an additional 4.5% increase in sugar recovery.

               McBryde harvested 3,340 acres of sugarcane in 1994, compared with 2,893 acres in 1993 and 3,365 acres in 1992. In addition, 7,774 tons of molasses were produced in 1994, compared with 5,861 tons in 1993 and 8,233 tons in 1992. The average yield in 1994 was 5.2 tons of sugar per acre, up from 5.0 in 1993, but down from 6.8 in 1992. The reduction, from 1992 to 1993 and 1994, in raw sugar production, molasses production and sugar yields is due to damage to the sugar crop by Hurricane Iniki in September 1992.

               The average cost per ton of sugar produced at the two plan tations, including the cost of power production, was $428.56 in 1994, compared with $390.37 in 1993 and $425.55 in 1992. The increase in cost per ton from 1993 to 1994 is primarily the result of lower production at HC&S (more than offsetting higher production at McBryde) and modest increases in costs at both plantations. Continuing cost reduction programs at both plantations have been successful in minimizing cost increases.

               Both HC&S and McBryde produce electricity for their own use and for sale to electric utility companies by burning bagasse (sugarcane fiber), by hydroelectric power generation and, when necessary, by burning fossil fuels.
The price for power sold is equal to the utility companies' "avoided cost" of not producing the electricity supplied by the plantations. In 1994, HC&S sold 101,994 megawatt hours ("MWH") of electric power, and McBryde sold 20,381 MWH. Revenue from the sale of electricity depends on the amount of power produced and sold as well as the average price of fuel. See "Energy" below.

               During 1994, McBryde cultivated 7,117 acres in sugar and about 4,000 acres in coffee. The harvest of the 1994 coffee crop is expected to yield 1,365,000 pounds of green coffee, compared with 550,000 pounds in 1993.
Although the long-term effects of the 1992 Hurricane Iniki on the coffee crop are still uncertain, the young coffee trees are recovering from the storm effects. Coffee production is expected to continue to increase during the next few years.

               Kahului Trucking & Storage, Inc. and Kauai Commercial Company, Incorporated, both of which are subsidiaries of ABHI, provide sugar and molasses hauling and storage, petroleum hauling, and mobile equipment maintenance and repair services on Maui and Kauai, self-service storage facilities on Maui and Kauai and general trucking services on Kauai.

          (2)  SUGAR REFINING; MARKETING OF SUGAR AND COFFEE

               Virtually all of the raw sugar produced in Hawaii is purchased and refined by, and marketed through, C&H. C&H processes the raw cane sugar into a full line of refined sugar products for the grocery market, and a full range of industrial refined sugar products for industrial bakers, confectioners and food processors. C&H is the leading sugar brand in the western United States. Marketing of C&H's refined products is conducted by C&H's sales staff and a network of brokers under exclusive representation agreements. The refined products are marketed primarily in the western and central United States.

               C&H's profit margins in 1994 were hurt by a combination of relatively high raw cane sugar prices and depressed prices for refined sugar products. Contributing to this situation was ineffective governmental administration of the domestic sugar support program and an excess supply of beet sugar. The current domestic sugar support program will be reviewed for renewal later in 1995 in conjunction with Congress' five-year review of U.S. farm programs. Long-term prospects for the business are expected to be more favorable. Consumer sugar sales are seasonal in nature and, as a result, C&H's financial results are expected to be better in the third and fourth quarters of each fiscal year, compared with the first two quarters.

               C&H has a ten-year supply contract, ending in 2003, with Hawaiian Sugar & Transportation Cooperative ("HSTC"), a cooperative consisting of the major sugarcane growers in Hawaii (including HC&S and McBryde), for C&H to acquire substantially all raw sugar produced in Hawaii at a discount to the New York Contract #14 price for domestic raw sugar. There are no minimum supply guarantees on the part of HSTC. During 1994, the supply contract with HSTC provided all the raw sugar used by C&H. In recent years, a number of Hawaii sugarcane growers have exited the business or have announced they will be exiting the business or are considering such action. There is no certainty that the companies now producing sugarcane in Hawaii will be doing so in the future. In 1995, C&H will purchase raw sugar from other than Hawaiian sources to supplement its purchases under the supply contract with HSTC.

               At McBryde, coffee marketing efforts currently are being directed toward developing a market for premium-priced, Kauai-grown green coffee. Most of the 1994 coffee crop is being marketed primarily on the U.S. Mainland in whole-bean form. McBryde has a supply agreement with Nestle Beverage Company, ending in 1998, pursuant to which Nestle Beverage Company will purchase up to 25 percent of McBryde's mid-grade coffee beans over the next five years. In addition to the sale of green coffee, in 1994 McBryde launched a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" name.

          (3)  COMPETITION AND SUGAR LEGISLATION

               Hawaiian sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market.
Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and refining area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition for the Hawaiian cane sugar industry. In addition, competition from high fructose corn syrup ("HFCS") has increased substantially since 1974, but now has stabilized, as sweetener markets in which the use of HFCS is economical have become saturated. The use of non-caloric (artificial) sweeteners accounts for a small percentage of the domestic sweetener market. Although the use of artificial sweeteners is ex pected to grow, such increased use is not expected to affect sugar markets significantly in the near future.

               Worldwide, most sugar is consumed in the country of origin. Only about a quarter of world sugar is involved in international trade. A much smaller amount is traded at the world sugar market price (the other sugar involved in international trade is traded at negotiated prices under bilateral trade agreements). Due to protective legislation, raw cane sugar prices in the U.S. generally are higher than the world price, and only limited amounts of foreign sugar are allowed into the U.S. under import quotas. Such foreign sugar sells at U.S. domestic prices. As a result, the world sugar price does not have material relevance to U.S. sugar producers and refiners.

               The United States government price supports are important to the economic viability of the domestic sugar growing industry, and the U.S. Congress long has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress' most recent renewal of pro tective legislation for domestic sugar is provided by the Food, Agriculture, Conservation and Trade Act of 1990, known as the 1990 Farm Bill. The 1990 Farm Bill provides a sugar loan program for the 1991 through 1995 crops, with a loan rate (support price) of 18 cents per pound for raw sugar, the same as that provided by the 1985 Farm Act. The 1990 Farm Bill also provides minimum import quotas and a means of limiting domestic production.

               The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that prevents producers from defaulting on loans. The target price established by the government is known as the market stabilization price and is based on the loan rate plus transportation costs, interest, and an incentive factor. The market stabilization price was 21.8 cents per pound in 1988-89 and 21.9 cents per pound in 1990-91. No market stabilization price has been announced since 1990-91. The actual U.S. domestic sugar price averaged 21.31 cents per pound in 1992, 21.62 cents per pound in 1993, and 22.03 cents per pound in 1994. This average is based on the average daily New York Contract #14 price for raw sugar. A chronological chart of these prices is shown on the next page.


               The long-term raw sugar supply agreement between C&H and HSTC provides that the participating growers will sell all their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price becomes a cost to C&H and, after deducting marketing, operating, distribution, transportation and interest costs of HSTC, reflects the gross revenue to the Hawaii sugar growers, including HC&S and McBryde. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota and, on occasion, domestic market allocations, as well as by potential changes to inter national trade matters which might affect the U.S. sugar program.

               Liberalized international trade agreements, such as the General Agreement on Tariff and Trade ("GATT"), include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. The "side" agreements that modified the North American Free Trade Agreement ("NAFTA") alleviated sugar producers' concerns over NAFTA provisions which could have allowed Mexico to export large quantities of sugar to the U.S. starting in seven years.

          (4)  PROPERTIES AND WATER

               C&H's main refining operations are located at Crockett, California. The Crockett refinery is among the largest in the world, and is the only cane sugar refinery on the United States West Coast. It is ideally located next to a deep-water port, a major rail line and an interstate highway. The refinery and administrative offices occupy a complex of buildings that contains approximately 1,310,000 square feet and is located on approximately 55 acres. C&H leases approximately 42 acres from the California State Lands Commission under long-term ground leases, and owns the remaining area. The Lease Agreement with the State of California covering the main refinery and wharf facilities expires in 2022, and the Lease Agreement covering the area where the secondary water treatment facility is located expires in 2024.

               Construction by a third party began in early 1994 on a 240 MW cogeneration plant adjacent to the C&H refinery at Crockett, California. Pursuant to an agreement between C&H and the third party that expires in 2026, the steam produced by the cogeneration plant will be used to power the C&H refinery, thereby reducing C&H's energy costs. The cogeneration plant also will allow C&H to shut down its own, less-efficient steam generating plant, and thereby avoid required capital improvements to the existing plant. The cogeneration plant is expected to be operational in 1996.

               C&H also operates a smaller sugar refining and distribution facility in Aiea, Hawaii that primarily produces liquid sweeteners for the local beverage industry. This facility was completed in 1994 and replaced an older refinery. C&H leases the refining equipment pursuant to a lease that expires in December 1996, with options to renew for up to an additional six years, and leases the facilities and the site pursuant to a lease that expires in 2004. In the City of Commerce, California, C&H owns and operates a bulk sugar receiving and distribution facility. The facility is located on a four-acre parcel owned by C&H.

               The HC&S sugar plantation, the largest in Hawaii, consists of approximately 36,000 acres of land, including 2,000 acres leased from the State of Hawaii. Approximately 35,900 acres are under cultivation and completely irrigated, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation. In December 1994, HC&S reached an agreement to lease an additional 1,300 acres of sugar land. This is expected eventually to add more than 7,000 tons to HC&S' annual production and to reduce the average cost per ton of sugar produced.

               The McBryde plantation consists of approximately 15,000 acres of land, of which about 11,100 are under cultivation. About 7,000 acres under cultivation are held under long-term leases. Two-thirds of McBryde's fields are irrigated, and the remainder depends upon rainfall.

               Large quantities of water are necessary to grow sugarcane. Because of the importance of water, both access to water and efficient irrigation systems are crucial for the successful growing of sugarcane. A&B's plantations use a "drip" irrigation system that distributes water to the cane roots through small holes in plastic tubes. In 1983, McBryde completed its con version of 6,715 acres to drip irrigation. HC&S completed its conversion program in January 1987, and 34,326 acres, 96% of its cane lands, now are drip irrigated. Conversion to the drip method has improved yields in the converted fields, has allowed increased mechanization of field operations, has resulted in added acres under cultivation and helps mitigate the effects of drought.

               ABHI also owns 19,000 acres of watershed lands on Maui which supply part of the irrigation water used by HC&S. ABHI also has held water licenses to 38,000 acres owned by the State of Hawaii, which over the years have supplied approximately one-third of the irrigation water used by HC&S. The last of these four water license agreements expired in 1986, and all four agreements have been extended as revocable permits. The State Board of Land and Natural Resources has indicated its intention to replace these four permits with long-term licenses. The issuance of such licenses currently is pending a hearing before the State Board of Land and Natural Resources.

     E.   EMPLOYEES AND LABOR RELATIONS

          As of December 31, 1994, A&B and its subsidiaries had approximately 3,581 regular full-time employees. About 1,383 were engaged in the growing of sugarcane and manufacturing of raw sugar, 812 were engaged in the refining and marketing of sugar, 1,068 were engaged in ocean transportation, 67 were engaged in container leasing, 54 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approxi mately 58% were covered by collective bargaining agreements with unions.

          As of December 31, 1994, Matson and its subsidiaries had approximately 1,135 regular full-time employees and 594 casual employees. Approximately 36% of the regular full-time employees, and all of the casual employees, were covered by collective bargaining agreements. The casual employees consist of seagoing employees and United States Pacific Coast longshoremen who are employed through hiring halls and are not full-time employees of Matson or Matson Terminals.

          Employees of Matson and Matson Terminals are represented by 10 different unions, and Matson and Matson Terminals are parties to 92 separate collective bargaining agreements. Matson's seagoing employees are represented by six unions. Matson and Matson Terminals are members of the Pacific Maritime Association ("PMA"), and Matson Terminals is a member of the Hawaii Stevedoring Industry Committee and the Hawaii Employers Council, through which various collective bargaining agreements are negotiated. Matson is a member of the Maritime Service Committee ("MSC") for collective bargaining with three unions representing licensed deck, engineer and radio officers for Matson vessels.

          Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the International Longshoremen's and Warehousemen's Union ("ILWU"), other unions and their non-union employees to be satisfactory. During 1994, collective bargaining agreements with the three unions representing Matson's licensed officers were renewed for terms ranging from four to six and a half years. Agreements with three ILWU units in Hawaii also were renewed in 1994, for three-year terms effective mid-1993. Expiring agreements with the International Association of Machinists in Oakland and Los Angeles and with the United Brotherhood of Carpenters and Joiners of America in Oakland are expected to be renewed in 1995 without service interruption.

          Matson contributed during 1994 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. In 1994, Matson Terminals began participating in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 3 to A&B's financial statements on pages 38 and 39 of the 1994 Annual Report, which is incorporated herein by reference.

          Matson pays through Matson Terminals on the basis of cargo tons carried, and Matson Terminals contributes as a direct employer, to a multi-employer pension plan for Pacific Coast longshoremen. Under special withdrawal liability rules in the plan, Matson Terminals could cease United States Pacific Coast cargo handling operations permanently and stop making contributions to the plan without any withdrawal liability.

          HC&S and McBryde have approximately 923 employees and 232 employees, respectively, covered by collective bargaining agreements with the ILWU. Production units of HC&S and McBryde, as well as an HC&S clerks and technical employees unit, are represented by Local 142 of the ILWU. Agreements with the ILWU for the HC&S and McBryde production units and for the HC&S clerks and technical employees unit expired on January 31, 1995. The agreement with the HC&S production unit has been renegotiated for a one-year period expiring on January 31, 1996. The other agreements are in the process of being renegotiated.

          Kahului Trucking & Storage, Inc. has three Local 142 bargaining units covering 40 employees. Six employees are covered by the Bulk Sugar Agreement, and two are covered by the Tugboat Agreement. These agreements were renewed for three-year periods expiring June 30, 1996. The other 32 employees are in the production unit, and are covered by an agreement that will expire on March 31, 1995. This agreement is in the process of being renegotiated.

          Kauai Commercial Company, Incorporated has 53 employees represented by Local 142. Of these, 46 employees are in the production unit, and seven are in the clerical unit. Both contracts were extended to April 30, 1995 and are in the process of being renegotiated.

          Of the 615 bargaining unit employees of C&H at Crockett, California, 506 are members of Sugar Workers Union No. 1, AFL-CIO Seafarers International Union of North America and 101 employees are members of ILWU Local 6. Eight employees of C&H at the Aiea, Hawaii refinery are members of ILWU Local 142. Contracts covering these employees extend through May 31, 1995 and are in the process of being renegotiated.

     F.   ENERGY

          Matson and Matson Terminals purchase bunker fuel oil, lubricants, gasoline and diesel fuel for their operations. Bunker fuel oil and diesel fuel are the largest items of energy-related expense.

          Bunker fuel prices started 1994 at $59 per metric ton and ended the year at $87 per metric ton. A low of $55 per metric ton occurred in January, and a high of $119 per metric ton occurred in August. Sufficient fuel for Matson's requirements is expected to be available in 1995.

          As is the practice throughout Hawaii, ABHI's sugar plantations use bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar mill and irrigation pumping operations. However, supplemental fuel is required to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. No. 6 (heavy) oil and coal have been the supplemental fuels most commonly used by the sugar factories. However, in 1992, the suppliers of oil to the ABHI sugar plantations announced they would discontinue regular heavy oil shipments as a result of unlimited liability concerns arising from federal and state environmental laws. Currently, heavy oil is being transported to HC&S on a space-available basis. As a result of the oil-availability problem, HC&S reduced its 1992 power production, began converting its factories to use diesel fuel, and increased its use of coal. In 1994, HC&S produced 224,883 MWH of electric power and sold 101,994 MWH, compared with 1993's power production of 226,924 MWH and sales of 101,346 MWH. HC&S' oil use decreased to 126,568 barrels in 1994 from the 216,158 barrels used in 1993. In November 1993, HC&S obtained a state permit that more than doubled its capability for burning coal. Coal use for power generation increased substantially, from 25,786 short tons in 1993 to 34,490 short tons in 1994.

          McBryde uses very little oil and no coal because it normally produces a large amount of hydroelectric power from two plants that supplement power produced from bagasse. Both of these plants were out of service in the first half of 1993 during repairs of hurricane damage. To deal with the discon tinuance of heavy oil shipments to Kauai, McBryde converted its factories to use diesel fuel. In 1994, power production was 43,494 MWH, up substantially from 20,772 MWH in 1993. Power sales in 1994 of 20,381 MWH were up from 16,520 MWH in 1993. The lower power production in 1993 was due primarily to the 1992 hurricane-related damage to the two hydroelectric plants and the lower sugar harvest in 1993. The two hydroelectric plants were put back in service in June and in July 1993, respectively.


ITEM 3.  LEGAL PROCEEDINGS

     See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

     In June 1990, Matson Terminals filed a complaint in the Superior Court of California against Home Insurance Company, Hobbs Group, Inc. and Arkwright-Boston Insurance Company for breach of contract and negligence. The complaint sought recovery of damages sustained at Matson Terminals' Oakland terminal as a result of the October 1989 Loma Prieta earthquake. The court awarded Matson Terminals $23,516,000, which included $11,250,000 in punitive damages. Defendant Home Insurance Company has filed an appeal of the court's award.

     On February 11, 1992, Pan Ocean Shipping Co., Ltd. ("Pan Ocean") served an amended complaint on Matson, alleging that a Matson vessel negligently discharged contaminated ballast water into Los Angeles harbor on January 9, 1991. Pan Ocean admits that a vessel owned and operated by Pan Ocean discharged fuel oil into Los Angeles harbor on January 8, 1991. Pan Ocean is seeking contribution and indemnification for the in-harbor clean-up charges which it alleged to be between $16,000,000 and $19,000,000. On April 12, 1993, Pan Ocean amended its complaint to allege fraud and seek unspecified punitive damages.

     On September 13, 1993, the parties stipulated to binding arbitration before a Special Master appointed by the United States District Court for the Central District of California. The Special Master's findings will be incorporated into a judgment by the United States District Court, which judgment may be appealed to the Ninth Circuit Court of Appeals only on the issues of punitive damages and misconduct of the Special Master. The arbitration hearing commenced on January 13, 1994. Management believes, after consultation with legal counsel and given the Protection and Indemnity coverage under Matson's insurance policy in effect at the time of the alleged conduct, that any ultimate liability in connection with this action will not have a material adverse effect on Matson's financial condition.

     On November 1, 1994, the Division of Water Quality, Department of Wastewater Management, City and County of Honolulu ("City and County") issued a Cease and Desist Order to C&H, alleging violations of a City and County ordinance arising out of C&H's discharge of industrial wastewater from C&H's liquid sugar refinery into the City and County's sewer system. Among other things, the Cease and Desist Order ordered C&H to stop discharging wastewater into the sewer system, ordered C&H to provide a corrective action plan and warned that the violations might carry civil and/or criminal penalties. Sub sequently, the City and County issued Amended Order No. 1, on November 9, 1994, and Amended Order No. 2, on December 2, 1994, which, among other things, permitted C&H to discharge wastewater into the sewer system, provided C&H did not violate its permit, and imposed a fine on C&H in the amount of $1,650,000, which fine was suspended provided C&H comply with the Amended Orders. A hearing on Amended Order No. 2 was held on January 9, 1995. No decision has been issued yet.

     Modifications have been completed to the refinery that C&H believes will allow the refinery to operate without violating the original Cease and Desist Order or the Amended Orders. C&H has appealed all Orders and will be responding to the charges brought by the City and County.

     A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consulta tion with counsel, would not have a material adverse effect on A&B's financial position.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

     For the information about executive officers of A&B required to be included in this Part I, see paragraph B of "Directors and Executive Officers of the Registrant" in Part III below, which is incorporated into Part I by reference.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     This information is contained in the sections captioned "Common Stock" and "Dividends" on pages 23 and 24 of the 1994 Annual Report, which sections are incorporated herein by reference.

     At February 17, 1995, there were 6,729 record holders of A&B common stock.


ITEM 6.  SELECTED FINANCIAL DATA

     Information for the years 1990 through 1994 is contained in the comparative table captioned "Eleven-Year Summary of Selected Financial Data" on pages 26 and 27 of the 1994 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. However, the carrying values of current assets (other than inventories, real estate held for sale, deferred income taxes and prepaid and other assets) and of debt instruments are reasonable estimates of their fair values. Investments in marketable securities are stated in the financial statements at market values in accordance with Statement of Financial Accounting Standards No. 115. Certain investments held in the Capital Construction Fund at amortized cost exceeded their fair values at December 31, 1994. This matter is described more fully in Note 9 on pages 42 and 43 of the 1994 Annual Report, which Note is incorporated herein by reference.

     Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 29 through 31 of the 1994 Annual Report, which section is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     This information is contained in the financial statements and accompanying notes on pages 32 through 43 of the 1994 Annual Report, the Independent Auditors' Report on page 25 of the 1994 Annual Report, and the Industry Segment Information for the years ended December 31, 1994, 1993 and 1992 appearing on page 28 of the 1994 Annual Report and incorporated into the financial statements by Note 11 thereto, all of which are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS

          For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 and 3 of A&B's proxy statement dated March 6, 1995 ("A&B's 1995 Proxy Statement"), which section is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT

          The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 1995, present and prior positions with A&B and year appointed as such, and business experience for the past five years are given below.

          Generally, the term of office of executive officers is at the pleasure of the Board of Directors. With regard to compliance with Section 16(a) of the Securities Exchange Act of 1934, A&B believes that during fiscal 1994 its directors and executive officers filed on a timely basis all reports required to be filed under Section 16(a). For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" on page 13 of A&B's 1995 Proxy Statement, which subsec tion is incorporated herein by reference.

Meredith J. Ching (38)
     Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of ABHI (Government & Community Relations), 10/92-present; Vice President of ABHI (Natural Resources Development & Government Affairs), 4/89-9/92; Vice President of ABHI (Natural Resources Development), 4/88-3/89.

John C. Couch (55)
     Chairman of the Board of A&B, effective 4/95; President of A&B, 10/85-4/89, 4/91-present; Chief Executive Officer of A&B, 4/92-present; Chief Operating Officer of A&B, 10/85-4/89, 4/91-4/92; Executive Vice President of A&B, 1/85-10/85; Chairman of the Board of ABHI, effective 4/95; President and Chief Executive Officer of ABHI, 4/89-present; Chairman of the Board of Matson, effective 4/95; Vice Chairman of the Board of Matson, 4/92-3/95; President and Chief Operating Officer of Matson, 1/85-10/85; Executive Vice President and Chief Operating Officer of Matson, 1984; Chairman of the Board of C&H, 7/90-present; Director of A&B, 10/85-present; Director of Matson, 10/85-4/89, 4/91-present; Director of ABHI, 4/89-present.

W. Allen Doane (47)
     Executive Vice President and Chief Operating Officer of ABHI, 4/91-present; Managing Partner and Chief Operating Officer of The Shidler Group, 1988-1990.

Raymond J. Donohue (58)
     Senior Vice President and Chief Financial Officer of Matson, 1/87-present; Vice President (Finance) of Matson, 10/80-12/86.

Frederick M. Gutterson (52)
     Senior Vice President of Matson, 4/94-present; Vice President of Matson, 4/89-4/94; President and Chief Executive Officer of Matson Leasing Company, Inc., 4/89-present.

G. Stephen Holaday (50)
     Vice President and Controller of A&B, 4/93-present; Vice President, Chief Financial Officer and Treasurer of A&B, 4/89-4/93; Senior Vice President, Chief Financial Officer and Treasurer of ABHI, 4/89-present; Senior Vice President and Chief Financial Officer of A&B, 10/87-3/89; Vice President and Chief Financial Officer of A&B, 2/87-9/87; Vice President, Treasurer and Controller of A&B, 1984-1987.

John B. Kelley (49)
     Vice President (Investor Relations) of A&B, 1/95-present; Vice President (Corporate Planning & Development, Investor Relations) of A&B, 10/92-12/94; Vice President (Community & Investor Relations) of A&B, 2/91-10/92; Vice President (Corporate & Investor Relations) of A&B, 8/88-1/91; Vice President (Project De velopment) of ABHI, 8/89-1/91; Vice President of Matson, 7/87-7/88; Vice President (Public Relations) of A&B, 8/85-7/87.

Miles B. King (47)
     Vice President and Chief Administrative Officer of A&B, 4/93-present; Senior Vice President (Industrial Relations) of ABHI, 4/93-present; Senior Vice President (Human Resources) of Matson, 10/92-present; Executive Vice President of The Hay Group, 1988-1992.

David G. Koncelik (53)
     Senior Vice President of ABHI, 1/94-present; President and Chief Executive Officer of C&H, 1/94-present; Executive Vice President and Chief Operating Officer of C&H, 1/91-12/93; Chief Financial Officer of C&H, 12/88-12/93; Senior Vice President of C&H, 12/88-12/90.

Michael J. Marks (56)
     Vice President, General Counsel and Secretary of A&B, 4/89-present; Senior Vice President and General Counsel of ABHI, 4/89-present; Senior Vice President, General Counsel and Secretary of A&B, 1985-3/89; Vice President and General Counsel of A&B, 1980-1985.

C. Bradley Mulholland (53)
     President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Executive Vice President of Matson, 9/87-5/90; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-present.

Glenn R. Rogers (51)
     Vice President, Chief Financial Officer and Treasurer of A&B, 4/93-present; Senior Vice President, Marketing of Matson, 1/89-4/93; Vice President, Freight Division, of Matson, 9/87-1/89; Vice President, Area Manager, Hawaii, of Matson, 4/86-9/87.

Robert K. Sasaki (54)
     Vice President of A&B, 7/90-present; Senior Vice President (Properties) of ABHI, 4/89-present; Senior Vice President (Properties) of A&B, 1986-3/89; Vice President (Properties) of A&B, 1974-1986.


Thomas A. Wellman (36)
     Assistant Controller of A&B, 4/93-present; Controller of A&B, 11/91-4/93; Controller of ABHI, 11/91-present; Area Controller (Hawaii), Matson, 9/90-10/91, Internal Auditor, A&B, 7/89-8/90.


ITEM 11.  EXECUTIVE COMPENSATION

     See the section captioned "Executive Compensation" on pages 8 through 13 of A&B's 1995 Proxy Statement, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

     See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on page 5 and on pages 6 and 7, respectively, of A&B's 1995 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the subsection titled "Certain Relationships and Transactions" on page 7 of A&B's 1995 Proxy Statement, and the last two paragraphs of the subsection titled "Compensation of Directors" on pages 4 and 5 of A&B's 1995 Proxy Statement, which are incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

     A.   FINANCIAL STATEMENTS

          Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (incorporated by reference to the pages of the 1994 Annual Report shown in parentheses below):

          Balance Sheets, December 31, 1994 and 1993
            (pages 34 and 35).
          Statements of Income for the years ended
            December 31, 1994, 1993 and 1992 (page 32).
          Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and
            1992 (page 36).
          Statements of Cash Flows for the years ended
            December 31, 1994, 1993 and 1992 (page 33).
          Notes to Financial Statements (pages 37 through
            43 and page 28 to the extent incorporated by
            Note 11)
          Independent Auditors' Report (page 25).

     B.   FINANCIAL STATEMENT SCHEDULES

          Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

        III  -      Condensed Financial Information of
             Registrant - Balance Sheets, December 31,
             1994 and 1993; Statements of Income and
             Cash Flows for the years ended December 31, 1994, 1993 and 1992; Notes to Condensed
             Financial Statements.

NOTE: All other schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

     C.   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

          Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 0-565. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 a page by writing to Michael J. Marks, Vice President, General Counsel and Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.

3.   Articles of incorporation and bylaws.

     3.a.   Restated Articles of Association of A&B, as restated effective May
     5, 1986, together with Amendments dated April 28, 1988 and April 26, 1990 (Exhibits 3.a.(iii) and (iv) to A&B's Form 10-Q for the quarter ended March 31, 1990).

     3.b.   Bylaws of A&B as amended effective October 24, 1991 (Exhibit 3.b.(i)
     to A&B's Form 10-Q for the quarter ended September 30, 1991).

4.   Instruments defining rights of security holders, including indentures.

     4.a.  Equity.

     4.a. Rights Agreement, dated as of December 8, 1988 between Alexander & Baldwin, Inc. and Manufacturers Hanover Trust Company, Press Release of Alexander & Baldwin, Inc. and Form of Letter to Shareholders of Alexander & Baldwin, Inc. (Exhibits 4, 28(a) and 28(b) to A&B's Form 8-K dated
     December 13, 1988).

     4.b.  Debt.

     4.b.   (i) Amended and Restated Revolving Credit and Term Loan Agreement
     effective as of April 1, 1989 among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and Wells Fargo Bank, N.A., First Hawaiian Bank, Chemical Bank, Bank of Hawaii, Chase Manhattan Bank, and The Bank of California, N.A. (Exhibit 4.b.(xi) to A&B's Form 10-Q for the quarter ended
     September 30, 1989).

           (ii) First Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 21, 1989, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and Wells Fargo Bank, N.A., First Hawaiian Bank, Chemical Bank, Bank of Hawaii, Chase Manhattan Bank and The Bank of California, N.A. (Exhibit 4.b.(ii) to A&B's Form 10-K for the year ended December 31, 1989).

          (iii) Second Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of May 4, 1990, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and Wells Fargo Bank, N.A., First Hawaiian Bank, Chemical Bank, Bank of Hawaii, Chase Manhattan Bank and The Bank of California, N.A. (Exhibit 4.b.(iii) to A&B's Form 10-Q for the quarter ended June 30, 1990).

           (iv) Third Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of February 8, 1991, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and Wells Fargo Bank, N.A., First Hawaiian Bank, Bank of Hawaii, Bank of America National Trust & Savings Association and The Bank of California, N.A. (Exhibit 4.b.(iv) to A&B's Form 10-K for the year ended December 31, 1990).

            (v) Fourth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 26, 1991, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and Wells Fargo Bank, N.A., First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., and Credit Lyonnais San Francisco Branch and Credit Lyonnais Cayman Island Branch (Exhibit 4.b.(vi) to A&B's Form 10-K for the year ended December 31, 1991).

           (vi) Fifth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 29, 1992, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., Credit Lyonnais San Francisco Branch and Credit Lyonnais Cayman Island Branch (Exhibit 4.b.(vii) to A&B's Form 10-K for the year ended December 31, 1992).

          (vii) Sixth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of December 30, 1993, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., Credit Lyonnais Los Angeles Branch and Credit Lyonnais Cayman Island Branch (Exhibit 4.b.(vii) to A&B's Form 10-K for the year ended December 31, 1993).

         (viii) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 30, 1994, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., Credit Lyonnais Los Angeles Branch and Credit Lyonnais Cayman Island Branch.

10.  Material contracts.

     10.a. (i) Agreement, by and between Alexander & Baldwin, Inc. and The Harry and Jeanette Weinberg Foundation, dated January 26, 1989; Agreement, by and among Alexander & Baldwin, Inc., Mr. Harry Weinberg, 3900 Corp., 300 Corporation and HRT, Ltd., dated January 26, 1989; and Press Release of Alexander & Baldwin, Inc., dated January 27, 1989 (Exhibits 28.1, 28.2 and
     28.3 to A&B's Form 8-K dated January 31, 1989).

           (ii) Purchase and Exchange Agreement, by and between Wailea Development Company, Inc. and Wailea Resort Company, Ltd., dated as of January 15, 1989; Letters of Guaranty of Alexander & Baldwin, Inc. and Shinwa Golf Kabushiki Kaisha, respectively, dated as of January 15, 1989; Press Release of Alexander & Baldwin, Inc., dated February 10, 1989; and Pro Forma Financial Information relative to the transaction (Ex-hibits 10.b.(vii)(a) through 10.b.(vii)(e) to A&B's Form 8-K dated February 10, 1989).


          (iii) Contract for the Construction of One Containership by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company, dated January 31, 1990 (Exhibit 10.b.(vii) to A&B's Form 10-K for the year ended December 31, 1989).

           (iv) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.b.(x) to A&B's Form 10-Q for the quarter ended June 30, 1991).

            (v) Amendment dated March 11, 1992 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(vii) to A&B's Form 10-K for the year ended December 31, 1992).

           (vi) Second Amendment dated as of August 31, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(viii) to A&B's Form 10-K for the year ended December 31, 1993).

          (vii) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31, 1992).

         (viii) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(xi) to A&B's
     Form 10-K for the year ended December 31, 1993).

           (ix) Issuing and Paying Agent Agreement between Matson Navigation Company, Inc. and Security Pacific National Trust (New York), with respect to Matson Navigation Company, Inc.'s $150 million commercial paper program dated September 18, 1992 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-Q for the quarter ended September 30, 1992).

            (x) Issuing and Paying Agent Agreement among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and Security Pacific National Trust (New York), with respect to Matson Leasing Company, Inc.'s $115 million commercial paper program dated September 18, 1992 (Exhibit 10.b.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1992).

        (xi)(a) Purchase Agreement, by and between A&B-Hawaii, Inc., California and Hawaiian Sugar Company, Kekaha Sugar Company, Limited, The Lihue Plantation Company, Limited, Oahu Sugar Company, Limited, Pioneer Mill Company, Limited, Amfac/JMB Hawaii, Inc., Ka'u Agribusiness Co., Inc., Mauna Kea Agribusiness Co., Inc., Olokele Sugar Company, Ltd., C. Brewer and Company, Limited, Waialua Sugar Company, Inc., Dole Food Company, Inc. and Gay & Robinson, Inc., dated as of May 30, 1993 (Exhibit 10.a.(xii)(a) to A&B's Form 8-K dated June 4, 1993).

        (xi)(b) Purchase Agreement, by and between A&B-Hawaii, Inc., California and Hawaiian Sugar Company, and John Goss, as Trustee in Bankruptcy for Hamakua Sugar Company, Inc., dated as of June 1, 1993
     (Exhibit 10.a.(xii)(b) to A&B's Form 8-K dated June 4, 1993).

          (xii) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and First Hawaiian Bank, dated July 9, 1991
     (Exhibit 10.b.(xi) to A&B's Form 10-Q for the quarter ended September 30,
     1991).

         (xiii) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhibit 10.b.(ix) to A&B's Form 10-K for the year ended December 31, 1990).

          (xiv) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B's Form 8-K dated June 4, 1993).

           (xv) Amendment dated as of May 20, 1994 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended June 30,
     1994).

          (xvi) Amendment dated January 23, 1995 to the Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990.

         (xvii) General Lease between the State of California and California and Hawaiian Sugar Company, dated September 24, 1992 (Exhibit 10.a.(xiv) to A&B's Form 10-Q for the quarter ended June 30, 1993).

        (xviii) Amendment to Lease and Reservation of Easements, between the State of California and California and Hawaiian Sugar Company, dated as of July 29, 1993 (Exhibit 10.a.(xv) to A&B's Form 10-Q for the quarter ended September 30, 1993).

       (xix)(a) Commercial Paper Dealer Agreement between California and Hawaiian Sugar Company and First Chicago Capital Markets, Inc., dated April 22, 1991, with respect to California and Hawaiian Sugar Company's
     $100 million revolving credit facility (Ex-hibit 10.a.(xviii) to A&B's
     Form 10-K for the year ended December 31, 1993).

       (xix)(b) Depositary Agreement between California and Hawaiian Sugar Company and the First National Bank of Chicago, dated as of April 6, 1989.

           (xx) Amendment dated as of February 10, 1995, to Depositary Agreement between California and Hawaiian Sugar Company and The First National Bank of Chicago, dated as of April 6, 1989.

          (xxi) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Ex-hibit 10.a.(xx) to A&B's Form 10-Q for the quarter ended September 30,
     1994).

         (xxii) Amendment dated August 31, 1994 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank dated December 30, 1993 (Exhibit 10.a.(xxi) to A&B's
     Form 10-Q for the quarter ended September 30, 1994).

   *10.b.1.(i) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as
     restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).
 _______________

* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.
________________

           (ii) Alexander & Baldwin, Inc. 1983 Stock Option Plan
     (Exhibit 10.c.1.(vii) to A&B's Form 10-K for the year ended December 31,
     1982).

          (iii) Amendment No. 1 to Alexander & Baldwin, Inc. 1983 Stock Option Plan, effective December 14, 1983 (Exhibit 10.c.1.(viii) to A&B's Form 10-K for the year ended December 31, 1983).

           (iv) Amendment No. 2 to Alexander & Baldwin, Inc. 1983 Stock Option Plan, effective January 1, 1987 (Exhibit 10.c.1.(xii) to A&B's Form 10-K for the year ended December 31, 1986).

            (v) Amendment No. 3 to the Alexander & Baldwin, Inc. 1983 Stock Option Plan (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended June 30, 1992).

           (vi) Alexander & Baldwin, Inc. 1989 Stock Option/ Stock Incentive Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended December 31, 1988).

          (vii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1992).

         (viii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of January 27, 1994
     (Exhibit 10.b.1.(iv) to A&B's Form 10-Q for the quarter ended March 31,
     1994).

           (ix) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of October 27, 1994.

            (x) Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B's Form 10-K for the year ended December 31, 1988).

           (xi) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1991).

          (xii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1992).

         (xiii) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Ex-hibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

          (xiv) A&B Deferred Compensation Plan for Outside Directors
     (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
     1985).

           (xv) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

          (xvi) A&B Life Insurance Plan for Outside Directors
     (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31,
     1985).

         (xvii) A&B Excess Benefits Plan, Amended and Restated Effective July 1, 1991 (Exhibit 10.b.1.(xvi) to A&B's Form 10-K for the year ended
     December 31, 1992).

        (xviii) Amendment No. 1 to the A&B Excess Benefits Plan, effective January 1, 1994 (Exhibit 10.b.1.(xvii) to A&B's Form 10-K for the year ended December 31, 1993).

          (xix) Amendment No. 2 to the A&B Excess Benefits Plan, effective August 24, 1994.

           (xx) Amendment No. 3 to and Restatement of the A&B Excess Benefits Plan, effective February 1, 1995.

          (xxi) A&B Executive Survivor/Retirement Benefit Plan, Amended and Restated Effective July 1, 1991 (Exhibit 10.b.1.(xvii) to A&B's Form 10-K for the year ended December 31, 1992).

         (xxii) Amendment No. 1 to and Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995.

        (xxiii) A&B 1985 Supplemental Executive Retirement Plan, Amended and Restated Effective July 1, 1991 (Exhibit 10.b.1.(xviii) to A&B's Form 10-K for the year ended December 31, 1992).

         (xxiv) Amendment No. 1 to and Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995.

          (xxv) A&B Retirement Plan for Outside Directors, Amended and Restated Effective October 24, 1991 (Exhibit 10.b.1.(xix) to A&B's Form 10-K for the year ended December 31, 1992).

         (xxvi) Amendment No. 1 to and Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995.

        (xxvii) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 22, 1991
     (Exhibit 10.c.1.(xxiv) to A&B's Form 10-Q for the quarter ended
     September 30, 1991).

       (xxviii) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31,
     1992).

         (xxix) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31,
     1992).

          (xxx) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhi-bit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

11.  Statement re computation of per share earnings.

13.  Annual report to security holders.

     13.  Alexander & Baldwin, Inc. 1994 Annual Report.

22.  Subsidiaries.

     22.  Alexander & Baldwin, Inc. Subsidiaries as of February 28, 1995

24. Consent of Deloitte & Touche LLP dated March 27, 1995 (included as last page of A&B's Form 10-K for the year ended December 31, 1994).

     D.   REPORTS ON FORM 8-K

          No Reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALEXANDER & BALDWIN, INC.
                              (Registrant)


Date: March 27, 1995          By /s/ John C. Couch
                                 John C. Couch
                                 President and Chief
                                 Executive Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                 TITLE                 DATE


/s/ John C. Couch            President and      March 27, 1995
John C. Couch                Chief Executive
                             Officer and
                             Director

/s/ Glenn R. Rogers          Vice President,    March 27, 1995
Glenn R. Rogers              Chief Financial
                             Officer and
                             Treasurer

/s/ G. Stephen Holaday       Vice President     March 27, 1995
G. Stephen Holaday           and Controller


/s/ R. J. Pfeiffer           Chairman of        March 27, 1995
R. J. Pfeiffer               the Board and
                             Director

/s/ Michael J. Chun          Director           March 27, 1995
Michael J. Chun


Leo E. Denlea, Jr.*           Director          March 27, 1995
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director          March 27, 1995
Walter A. Dods, Jr.


/s/ Charles G. King           Director          March 27, 1995
Charles G. King


/s/ Carson R. McKissick       Director          March 27, 1995
Carson R. McKissick


/s/ C. Bradley Mulholland     Director          March 27, 1995
C. Bradley Mulholland


/s/ Robert G. Reed III        Director          March 27, 1995
Robert G. Reed III


/s/ Maryanna G. Shaw          Director          March 27, 1995
Maryanna G. Shaw


/s/ Charles M. Stockholm      Director          March 27, 1995
Charles M. Stockholm




*By /s/ John C. Couch
    John C. Couch
    Attorney-in-Fact

INDEPENDENT AUDITORS' REPORT


Alexander & Baldwin, Inc.:

We have audited the financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 27, 1995; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiaries, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

/s/ Deloitte & Touche LLP

January 27, 1995

SCHEDULE I
Page 1 of 4


                         ALEXANDER & BALDWIN, INC.
               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  ALEXANDER & BALDWIN, INC. (Parent Company)
                          CONDENSED BALANCE SHEETS
                         DECEMBER 31, 1994 AND 1993
                               (In thousands)
__________________________________________________________________________

                                                     1994       1993
                                                  --------   --------
                                                                                               ASSETS
Current Assets:
       Cash and cash equivalents                       $37       $140
       Accounts and notes receivable, net                1         62
       Prepaid expenses and other                    5,913      6,193
                                                  --------   --------
           Total current assets                      5,951      6,395
                                                  --------   --------
Investments:
       Subsidiaries consolidated, at equity        596,070    582,067
       Other                                        61,031     15,204
                                                  --------   --------
           Total investments                       657,101    597,271
                                                  --------   --------
Real Estate Developments                             8,196       -
                                                  --------   --------
Property, at cost                                   80,814     81,019
   Less accumulated depreciation and
   amortization                                      7,595      5,999
                                                  --------   --------
           Property -- net                          73,219     75,020
                                                  --------   --------
Other Assets                                         1,232        676
                                                  --------   --------
           Total                                  $745,699   $679,362
                                                  ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                             $1,640     $1,647
       Due to subsidiaries                          54,162     49,096
       Other                                         9,188      4,126
                                                  --------   --------
           Total current liabilities                64,990     54,869
                                                  --------   --------
Long-Term Liabilities                                7,485     13,223
                                                  --------   --------
Deferred Income Taxes                               40,610     24,264
                                                  --------   --------
Commitments and Contingencies

Shareholders' Equity:
    Capital stock                                   37,493     38,028
    Additional capital                              38,862     38,510
    Unrealized holding gains on securities          29,073       -
    Retained earnings                              541,910    525,192
    Cost of treasury stock                         (14,724)   (14,724)
                                                  --------   --------
        Total shareholders' equity                 632,614    587,006
                                                  --------   --------
        Total                                     $745,699   $679,362
See accompanying notes.                           ========   ========


SCHEDULE III
Page 2 of 4


                           ALEXANDER & BALDWIN, INC. (Parent Company)
                                CONDENSED STATEMENTS OF INCOME
                     FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                        (In thousands)

                                                            1994         1993        1992
                                                    ----------   ----------  ---------
Revenue:
   Net sales, revenue from services and rentals        $9,753      $12,362    $11,584
   Interest, dividends and other                        3,753        2,683      4,588
           Total revenue                               13,506       15,045     16,172
                                                    ----------   ----------  ---------
Costs and Expenses:
   Cost of goods sold, services and rentals             4,972        3,289      2,092
   Selling, general and administrative                 11,119       10,904     10,583
   Interest and other                                   1,148        2,449      1,774
       Total costs and expenses                        12,900       15,249     12,895
                                                    ----------   ----------  ---------
Income (Loss) Before Cumulative Effect of Change in
   Accounting for Post-retirement Benefits and
   Equity in Net Income of Subsidiaries Consolidated      606         (204)     3,277
Cumulative Effect of Change in Accounting for
   Post-retirement Benefits                               -            -       (2,230)
Income (Loss) Before Equity in Net Income
   of Subsidiaries Consolidated                           606         (204)     1,047
Equity in Net Income of Subsidiaries Consolidated*     74,002       67,193     17,907
   Net Income                                         $74,608      $66,989    $18,954

See accompanying notes.

*  Equity in Net Income of Subsidiaries Consolidated for 1992 is net of the cumulative effect of the change in accounting for post-retirement benefits of $39,321,000.

SCHEDULE III
Page 3 of 4


                          ALEXANDER & BALDWIN, INC. (Parent Company)
                              CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 1994,1993 AND 1992
                                        (In thousands)
                                                          1994         1993         1992
                                                       ----------   ----------   ----------
Cash Flows from Operations                               ($6,341)     $11,696      ($7,030)
                                                        ----------   ----------   ----------
Cash Flows from Investing Activities:
   Capital expenditures                                     (935)        (800)      (3,484)
   Proceeds from sale of property and investments          1,200         -               -
                                                       ----------   ----------   ----------
   Net cash provided by (used in) investing activities       265         (800)      (3,484)
                                                       ----------   ----------   ----------

Cash Flows from Financing Activities:
   Increase (decrease) in intercompany payable             5,066       (8,118)      21,980
   Dividends received from subsidiaries                   60,000       39,000       29,000
   Payments of long-term debt                               (935)        (936)        (917)
   Proceeds from issuances of capital stock                  122          288          924
   Repurchase of capital stock                           (17,717)        -            -
   Dividends paid                                        (40,563)     (40,777)     (40,744)
                                                        ----------   ----------   ----------
   Net cash provided by (used in) financing activities     5,973      (10,543)      10,243
                                                        ----------   ----------   ----------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                     (103)         353         (271)
       Balance, beginning of year                            140         (213)          58
                                                       ----------   ----------   ----------
       Balance, end of year                                  $37         $140        ($213)
                                                       ==========   ===========  ==========
Other Cash Flow Information:
   Interest paid, net of amounts capitalized                $889         $690         $699
   Income taxes paid                                      18,391       15,123       21,295
See accompanying notes.

ALEXANDER & BALDWIN, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS

        (a)  ORGANIZATION AND OPERATIONS
OAlexander & Baldwin, Inc. is the parent company of A&B-Hawaii, Inc. (ABHI) and Matson Navigation Company, Inc. (Matson). ABHI has principal business oper-ations of Food Products and Property Development and Management. Matson has principal business operations of Ocean Transportation and Marine Container Leasing.

(b)  LONG-TERM LIABILITIES

At December 31, 1994 and 1993, long-term liabilities consisted of the following:

                                                             1994      1993
                                                            -------   -------
                                                             (In thousands)
       Long-term debt:
          Limited partnership subscription notes,
             no interest, payable through 1996               $1,700    $2,550
          Mortgage loans, collateralized by land and
             buildings, 9% to 12.5%, payable through 2000     6,041     5,856
                                                             ------   -------
                   Total                                      7,741     8,406
             Less current portion                             6,657       936
                                                             ------   -------
                   Long-term debt                             1,084     7,470
       Other--principally deferred compensation and
             executive survivors                              6,401     5,753
                                                             ------   -------
                   Total                                     $7,485   $13,223
                                                             ======   =======

At December 31, 1994, maturities of long-term debt during the next two years (1995 and 1996) totalled $6,657,000 and $892,000, respectively.

(c)  COMMITMENTS AND CONTINGENCIES
The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position.

At December 31, 1994, the Company did not have any significant firm commitments.

(d)  CASH DIVIDENDS FROM AFFILIATES
Cash dividends from a consolidated subsidiary were $60,000,000 in 1994, $39,000, 1993 and $29,000,000 in 1992.