Form 10-Q
period 1995-03-31
ALEXANDER & BALDWIN INC
filed 1995-05-12
CIK 3453

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

   See the condensed statements of income, balance sheets, statements of cash flows and financial notes included in the Alexander & Baldwin, Inc. (A&B) 1995 first quarter interim report. This report is included as Exhibit 20 and is incorporated herein by reference.

   The financial information referred to in the preceding paragraph is to be read in conjunction with the following additional financial note:

    (d) The condensed balance sheet as of March 31, 1995 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 1995 and 1994 are unaudited. However, in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

   A&B's principal liquid resources, comprising cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), decreased by $3.9 million from December 31, 1994 to March 31, 1995. This resulted from a decrease of unused revolving credit facilities of approximately $39.4 million, partially offset by increased sugar inventory, and cash and cash equivalents. The additional borrowings were used primarily to fund the off-season production costs of the plantations and the purchase of containers for the leasing operations.

   Working capital totaled $84,700,000 at March 31, 1995, an increase of $12,984,000 from that at 1994 year-end. The increase was due primarily to an increase in deferred raw sugar production costs, an increase in cash and cash equivalents and a decrease in other current liabilities, partially offset by an increase in short-term commercial paper borrowing to fund raw-sugar inventory purchases.


RESULTS OF SEGMENT OPERATIONS - FIRST QUARTER 1995 COMPARED WITH THE FIRST QUARTER 1994:

   The following analysis is based on a comparison of first quarter 1995 results with those for first quarter 1994.

Ocean Transportation

   For the first quarter of 1995, ocean transportation revenue increased six percent compared with 1994 first quarter levels. Operating profit was 23-percent lower than in the first quarter of 1994. The decline was attributable primarily to lower container cargo volume in the Hawaii service, significantly higher fuel prices and continuing start-up costs associated with the new Pacific Coast Shuttle service. First-quarter 1995 results benefited from a 3.8 percent general rate increase in January. Total Hawaii service container volume was about five-percent lower than in the first quarter of 1994. Total shipments of automobiles were stable.

Container Leasing

   For the first quarter of 1995, marine container leasing revenue rose 18 percent, compared with 1994 first quarter levels. Operating profit increased 34 percent compared with the first quarter of 1994. The container fleet in service consisted of 166,000 twenty-foot equivalent units (TEUs) at the end of March 1995, versus 147,000 TEUs a year earlier. The average fleet utilization rate increased to nearly 90 percent in the first quarter of 1995, from 86 percent in the first quarter of 1994. The increased demand for leased containers is the result of continued growth in international trade. Average lease rental rates remained stable during the first quarter of 1995.

Property Development and Management - Leasing

For the first quarter of 1995, property leasing revenue and operating profit decreased four and 11 percent, respectively, compared with 1994 first quarter levels. The decrease was attributable primarily to a lower inventory of leased property following the sale of a Denver shopping center with 192,000 square feet of leasable space during the fourth quarter of 1994. During the second quarter, the Company expects to acquire, via a tax-deferred exchange, replacement property using the proceeds from the Denver sale.

Lease rates remained firm. Occupancy rates for the U.S. mainland property leasing portfolio remained high and consistent with a year ago, at 97 percent. Hawaii occupancy rates, however, are currently at 89 percent, versus 93 percent in the first quarter of 1994, primarily the result of the relocation of tenants from an older shopping center on Maui which is scheduled for renovation.

Property Development and Management - Sales

   For the first quarter of 1995, property sales revenue totaled $4,121,000, compared with $8,609,000 for the first quarter of 1994. First-quarter 1995 operating profit of $1,696,000 was $3,839,000 less than in the first quarter of 1994. Sales in the first quarter of 1995 included three industrial lots at a Maui business park and ten residential subdivision lots at developments on Maui and Kauai. The lower sales are primarily due to a smaller inventory of properties available for sale. There were just four developed industrial parcels available for sale in the first quarter of 1995, versus 14 last year. In 1994, first quarter property sales included eight developed industrial lots at a Maui business park and ten residential subdivision lots on Kauai and Maui.

   The Company is about to begin construction at the 96-lot, 76-acre Kahului Industrial Park on Maui. First sales at the new project is anticipated late in 1995 or early in 1996.


Food Products

   For the first quarter of 1995, food products revenue increased three percent compared with 1994 first quarter levels. The first quarter operating loss was $3.8 million compared with an operating loss of $64,000 in the first quarter of 1994. High raw sugar prices and depressed refined product prices continued to pressure sugar refining margins at California and Hawaiian Sugar Company, Inc. (C&H). In addition, results of operations at our Hawaii plantations were lower than in the first quarter of 1994 due to higher raw sugar production costs per ton.

   One-year labor agreements were reached with bargaining units at both plantations. The previous contracts expired on January 31, 1995. Negotiations to renew contracts with sugar refinery workers at C&H are proceeding. The present contracts expire on May 31, 1995.

   The U. S. Congress is proceeding with hearings leading up to consideration of the 1995 farm program. A&B is active in industry efforts to structure a new program that will better balance the needs of sugar producers, refiners and users.

OTHER ANALYSIS:

Interest Expense

   For the first quarter of 1995, interest expense of $7,452,000 was nine percent higher than for the first quarter of 1994. This increase was primarily due to a higher weighted average cost of debt, partially offset by higher capitalized interest. Although long-term obligations were less, short-term financing for sugar inventories rose.

Repurchase of Stock

   Under a program approved by the Board of Directors and announced in December 1993, the Company repurchased 250,000 shares of common stock during the first quarter of 1995 for $5.3 million. A total of 972,500 shares have been acquired for $23.1 million since the repurchase program was authorized.

Subsequent Events

   On April 27, 1995, the Company and American President Companies, Ltd. (APL) announced that their respective shipping subsidiaries had signed a memorandum of understanding that outlines a 10-year strategic operating alliance. Key elements of this transaction include Matson Navigation Company, Inc.'s (Matson) purchase of six containerships and certain assets on Guam from APL for a total of approximately $166 million, and an agreement to share the cargo-carrying capacity of five Matson vessels, including four of the ships acquired from APL. Under a proposed vessel-sharing agreement, Matson would operate and utilize five vessels on westbound voyages from the U. S. Pacific Coast to Hawaii and Guam, and make the vessels' space available to APL for return eastbound voyages from the Far East. The closing of this transaction, planned for the fourth quarter of 1995, is subject to satisfactory completion of due diligence, preparation of appropriate definitive agreements, government filings and approvals, and final approval of both boards. The new alliance service would begin in early 1996.

   On May 2, 1995, Matson signed a letter of intent with XTRA Corporation to sell the containers and certain other assets and liabilities of Matson Leasing Company, Inc. for $350 million. The proposed transaction, which is expected to close by June 30, 1995, requires the completion of satisfactory due diligence, preparation of a definitive purchase agreement and other conditions, including regulatory approvals.

                           PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.  Material contracts.

               10.a.(xxiii) Second Amendment dated March 29, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993.

          11.  Statement re computation of per share earnings.

          20.  Report furnished to security holders.

               (i) Condensed Balance Sheets, Condensed Statements of Income, Condensed Statements of Cash Flows and Financial Notes as appearing in the Alexander & Baldwin, Inc. Interim Report/First Quarter 1995.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALEXANDER & BALDWIN, INC.
                                     (Registrant)


Date: May 11, 1995                 /s/ Glenn R. Rogers
                                    Glenn R. Rogers
                                      Vice President and Chief
                                      Financial Officer


Date: May 11, 1995                 /s/ G. Stephen Holaday
                                   G. Stephen Holaday
                                     Vice President and Controller

                                  EXHIBIT INDEX



10.  Material contracts.

     10.a.(xxiii) Second Amendment dated March 29, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993.

11.  Statement re computation of per share earnings.

20.  Report furnished to security holders.

     (i) Condensed Balance Sheets, Condensed Statements of Income, Condensed Statements of Cash Flows and Financial Notes as appearing in the Alexander & Baldwin, Inc. Interim Report/ First Quarter 1995.

27.  Financial Data Schedule.