Form 10-Q
period 1995-06-30
ALEXANDER & BALDWIN INC
filed 1995-08-11
CIK 3453

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

   See the condensed statements of income, balance sheets, statements of cash flows and financial notes included in the Alexander & Baldwin, Inc. (A&B) 1995 second quarter interim report. This report is included as Exhibit 20 and is incorporated herein by reference.

   The financial information referred to in the preceding paragraph is to be read in conjunction with the following additional financial notes:

    (g) The condensed balance sheet as of June 30, 1995 and the condensed statements of income and the condensed statements of cash flows for the three and six months ended June 30, 1995 and 1994 are unaudited. However, in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included.

    (h) On June 30, 1995, XTRA Corporation acquired all of the containers and certain other assets and assumed certain liabilities of Matson Leasing Company, Inc.(MLC) for $357,471,000, subject to completion of an independent audit. Accordingly, the container leasing segment is reported as a discontinued operation at June 30, 1995, and the consolidated financial statements report separately the net assets, operating results and cash flows of that business. The amounts presented for prior periods have been restated for comparability.

   The condensed statements of income relating to the discontinued container leasing segment are presented below (in thousands):

                             Three Months Ended      Six Months Ended
                                   June 30                June 30
                               1995       1994        1995       1994
                              -------    -------    -------    -------
         Revenue              $18,094    $15,534    $35,344    $30,215
         Costs and
           expenses           (13,714)   (11,240)   (26,780)   (22,808)
                              -------    -------    -------    -------
         Income before
           income taxes         4,380      4,294      8,564      7,407
         Income tax
           expense             (1,650)    (1,626)    (3,228)    (2,789)
                              -------    -------    -------    -------
         Net income           $ 2,730    $ 2,668    $ 5,336    $ 4,618
                              =======    =======    =======    =======

   Net assets of the discontinued container leasing segment at December 31, 1994 were as follows (in thousands):


         Accounts receivable                               $ 13,802
         Property, net                                      305,874
         Other assets                                         1,027
         Liabilities                                         (7,013)
                                                           --------
         Net assets                                        $313,690
                                                           ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY:

   A&B's principal liquid resources, comprising cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), increased by $186,834,000 from December 31, 1994 to June 30, 1995. This resulted primarily from the receipt of proceeds from the sale of MLC, partially offset by higher accrued deposits to the CCF and increased borrowings from revolving credit facilities.

   Working capital totaled $133,976,000 at June 30, 1995, an increase of $75,930,000 from that at 1994 year-end. The increase was primarily due to a higher cash and cash equivalents balance as a result of the sale of MLC, partially offset by increased accrued deposits to the CCF and the reclassifica-tion of certain long-term liabilities to current. A portion of the proceeds from the sale of MLC will be used to repay long-term debt.

RESULTS OF SEGMENT OPERATIONS - SECOND QUARTER 1995 COMPARED WITH THE SECOND QUARTER 1994:

   The following analysis is based on a comparison of second quarter 1995 results with those for second quarter 1994, which have been restated to reflect the sale of MLC as of June 30, 1995.

Ocean Transportation

   For the second quarter of 1995, ocean transportation revenue decreased six percent compared with the second quarter of 1994. Operating profit was 30 percent lower than in the second quarter of 1994. The decline was primarily attributable to lower container cargo volume in the Hawaii service and higher fuel prices. In the second quarter of 1994, a competitor's operations were disrupted by a strike, which boosted Matson's carriage during that quarter. Partly because of that additional volume in the prior year, comparison of Matson's total second-quarter 1995 Hawaii container volume with that of the 1994 second quarter reflects a decline of 10 percent. Matson's total Hawaii automobile volume declined five percent.

Property Development and Management - Leasing

   For the second quarter of 1995, property leasing revenue and operating profit remained relatively stable, compared with 1994 second quarter levels.

   Two shopping centers, one near Reno, Nevada and the other in Greely, Colorado, were acquired late in the second quarter using tax-deferred proceeds from the 1994 sale of a Denver shopping center. The combined annual contribu-tion to operating profit of these two acquired properties is expected to exceed that of the Denver property.

   Also, late in the second quarter, earnings commenced from a ground lease for a newly-opened Price-Costco Wholesale Warehouse facility located in Kahului, Maui.

Property Development and Management - Sales

   For the second quarter of 1995, property sales revenue totaled $2,874,000, compared with $4,082,000 for the second quarter of 1994. Operating profit for the second quarter of 1995 of $1,524,000 was about half of the comparable 1994 amount. Sales in the second quarter of 1995 included several small, developed business lots, an unimproved parcel and four residential lots. Sales in the second quarter of 1994 included a two-acre parcel near the harbor at Kahului, Maui, one developed business lot and two small, undeveloped parcels.

   During the second quarter, construction began on the first phase of the 76-acre Maui Business Park (a project formerly called Kahului Industrial Park). Sitework construction also began for the 92-lot, 21-acre Makana subdivision on the North Shore of Maui. Originally, a joint venture was formed with Gentry Pacific, Ltd. (Gentry) to develop this residential subdivision. During the second quarter of 1995, however, the parties agreed to terminate the joint venture. The Company will be developing the project without Gentry's on-going participation. Sales activities were initiated in the second quarter at the 102-unit Kahului Ikena residential condominium project.

   In early May 1995, the State Land Use Commission approved a petition to grant State urban district classification on an incremental basis for the balance of the 1,045-acre Kukui'ula planned residential community on Kauai. A&B is now pursuing the next entitlement step of County zoning. Construction on the project remains suspended pending better economic conditions.


Food Products

   For the second quarter of 1995, food products revenue increased five percent compared with 1994 second quarter levels. The second quarter operating loss was $11.4 million, which included an $8.1 million pre-tax charge for phasing out sugar operations at the McBryde Sugar Company, Ltd. (McBryde) plantation on Kauai. The segment broke even in the second quarter of 1994. Also, sugar refining and sugar growing margins at California and Hawaiian Sugar Company, Inc. (C&H) and the plantations, respectively, remained under pressure.

   At McBryde, the phase-out of sugar operations which was announced on June 22 began with the immediate cessation of cane planting. Harvesting and processing of sugar cane, however, will continue until September 1996. To date, nine employees have taken early retirement and 36 employees have been laid off. Another 158 employees are expected to be laid off by September 1996. The Company's primary agricultural focus on Kauai now will be on the coffee-growing activities at its Island Coffee Company, Inc. subsidiary.

OTHER ANALYSIS:

Interest Expense

   For the second quarter of 1995, interest expense of $7,711,000 was nine percent higher than for the second quarter of 1994. This increase was primarily due to a higher weighted average cost of debt.

Income Tax Expense

   For the second quarter of 1995, income tax expense of $1.9 million was $7.9 million less than for the second quarter of 1994, primarily due to lower pre-tax income.

Repurchase of Stock

   There were no repurchases of common stock during the second quarter of 1995. To date, the Company has repurchased a total of 972,500 shares for $23.1 million since the repurchase program was authorized by the Board of Directors in December 1993.

RESULTS OF SEGMENT OPERATIONS - FIRST SIX MONTHS OF 1995 COMPARED WITH THE FIRST SIX MONTHS OF 1994:

   The following analysis is based on a comparison of first six months of 1995 results with those for first six months of 1994, which have been restated to reflect the sale of MLC as of June 30, 1995.

Ocean Transportation

   For the first half of 1995, ocean transportation revenue remained virtually unchanged from the comparable 1994 period. For the first six months of 1995, operating profit declined by 27 percent, primarily due to lower cargo and higher fuel costs. During this period, Hawaii container and total automobile volumes were down eight and two percent, respectively, compared with volumes for the first half of 1994.

   The process of due diligence continues on the proposed strategic operating alliance with American President Lines, Ltd. which was announced previously. If final approvals are received, the agreement would close in the fourth quarter and the new service would begin at the start of 1996.


Property Development and Management - Leasing

   Property leasing revenue for the first six months of 1995 approximated revenue for the comparable 1994 period. Property leasing operating profit for the first six months of 1995 was seven percent lower than in the first half of 1994. A smaller portfolio of leasable property, due to the sale last year of a shopping center in Denver, Colorado, contributed to the decrease in operating profit in the first half of 1995.


   The portfolio benefited from continuing high occupancy levels for Mainland properties, where year-to-date occupancy rates averaged 97 percent, versus 96 percent last year. Occupancy levels for Hawaii properties, however, averaged 89 percent, versus 94 percent last year, primarily due to the relocation of tenants from an older shopping center on Maui that is set to be renovated.

Property Development and Management - Sales

   For the first six months of 1995, property sales revenue totaled $6,995,000, compared with $12,691,000 for the first six months of 1994. Operating profit of $3,220,000 for the first half of 1995 was about one-third of that in the first six months of 1994.

Food Products

   For the first six months of 1995, food products revenue increased 4 percent compared with the first six months of 1994. The operating loss for the first half of 1995 was $15,230,000,a substantial decline from the break-even results experienced for the comparable 1994 period. The operating loss was attributable to the $8.1 million pre-tax charge for phasing out sugar operations on Kauai, as well as continued deterioration of sugar refining margins. C&H's sugar refining operations were hurt by unusually high raw cane sugar prices and relatively low refined product prices. As of June 30, 1995, refinery operations at C&H were continuing without contracts, as the contracts with two labor units expired on May 31, 1995. On July 29, 1995, the members of the smaller of the two unions ratified a three-year contract. Negotiations with the larger union are continuing.

     Legislation that will affect many agricultural commodities, including sugar, presently is being considered by Congress. The Company continues to work with the sweetener industry and congressional representatives in an effort to include an effective and fair domestic sugar program in this legislation.

                           PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 27, 1995, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, and (ii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual Meeting of Shareholders, were as follows:

 (i) Election of Directors                For        Withheld

     Michael J. Chun                   41,631,579     288,460
     John C. Couch                     41,617,980     302,059
     Leo E. Denlea, Jr.                41,628,591     291,448
     Walter A. Dods, Jr.               41,635,124     284,915
     Charles G. King                   41,635,909     284,130
     Carson R. McKissick               41,638,675     281,364
     C. Bradley Mulholland             41,626,606     293,433
     Robert G. Reed III                41,561,544     358,495
     Maryanna G. Shaw                  41,628,384     291,655
     Charles M. Stockholm              41,629,891     290,148


(ii) Election of      For        Against       Abstain
     Auditors
                  41,600,541      77,961       241,537


There were no broker non-votes at the Annual Meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.  Material contracts.

               10.a.(xxvi) Commercial Paper Dealer Agreement among California and Hawaiian Sugar Company, Inc., Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and Goldman Sachs Money Markets, L.P. dated June 20, 1995, with respect to California and Hawaiian Sugar Company, Inc.'s $100 million revolving credit facility.


               10.a.(xxvii) Amendment dated as of June 30, 1995 to the Note Agreements, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of
               December 20, 1990 and June 4, 1993.

               10.a.(xxviii)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 and March 11, 1992.

               10.a.(xxviii)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 and March 11, 1992.

          11.  Statement re computation of per share earnings.

          20.  Report furnished to security holders.

               (i) Condensed Balance Sheets, Condensed Statements of Income, Condensed Statements of Cash Flows and Financial Notes as appearing in the Alexander & Baldwin, Inc. Interim Report/Second Quarter 1995.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

               A report on Form 8-K dated June 30, 1995 was filed on July 13, 1995 to report, under Item 2 thereof, the sale by Matson Leasing Company, Inc. ("Matson Leasing"), an indirect wholly-owned subsidiary of Alexander & Baldwin, Inc. ("A&B"), and Matson Navigation Company, Inc., a wholly-owned subsidiary of A&B and the parent corporation of Matson Leasing (collectively, the "Sellers"), of Matson Leasing's container leasing business, through the sale of certain assets and liabilities of the Sellers (primarily of Matson Leasing).

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALEXANDER & BALDWIN, INC.
                                     (Registrant)


Date: August 10, 1995              /s/ Glenn R. Rogers
                                    Glenn R. Rogers
                                Vice President and Chief
                                   Financial Officer


Date: August 10, 1995            /s/ G. Stephen Holaday
                                   G. Stephen Holaday
                              Vice President and Controller

                                  EXHIBIT INDEX



10.  Material contracts.

     10.a.(xxvi) Commercial Paper Dealer Agreement among California and Hawaiian Sugar Company, Inc., Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and Goldman Sachs Money Markets, L.P. dated June 20, 1995, with respect to California and Hawaiian Sugar Company, Inc.'s $100 million revolving credit facility.

     10.a.(xxvii) Amendment dated as of June 30, 1995 to the Note Agreements, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993.

     10.a.(xxviii)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 and March 11, 1992.

     10.a.(xxviii)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 and March 11, 1992.

11.  Statement re computation of per share earnings.

20.  Report furnished to security holders.

     (i) Condensed Balance Sheets, Condensed Statements of Income, Condensed Statements of Cash Flows and Financial Notes as appearing in the Alexander & Baldwin, Inc. Interim Report/Second Quarter 1995.

27.  Financial Data Schedule.