Form 10-Q
period 1995-09-30
ALEXANDER & BALDWIN INC
filed 1995-11-14
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

See the condensed statements of income, balance sheets, statements of cash flows and financial notes included in the Alexander & Baldwin, Inc. (the Company) 1995 third quarter interim report. This report is included as Exhibit 20 and is incorporated herein by reference.

The financial information referred to in the preceding paragraph is to be read in conjunction with the following additional financial note:

    (g) As discussed in note (e), XTRA Corporation acquired certain assets and assumed certain liabilities of Matson Leasing Company, Inc. (Matson Leasing), for approximately $360 million, subject to an independent audit. The condensed statements of income related to the discontinued container leasing segment are presented below (in thousands):

                             Three Months       Nine Months
                                Ended             Ended
                             September 30      September  30
                            1995     1994     1995      1994
                          -------  -------  -------   -------

        Revenue              -     $16,430  $35,344   $46,509
        Costs and
          Expenses           -     (11,952) (26,780)  (34,624)
                          -------  -------  -------   -------
        Income before
          Income Taxes       -       4,478    8,564    11,885
        Income Tax
          Expense            -     ( 1,690) ( 3,228)  ( 4,479)
                          -------  -------  -------   -------
        Net Income           -     $ 2,788  $ 5,336   $ 7,406
                          =======  =======  =======   =======

        Net assets of the discontinued container leasing segment at December 31, 1994 were as follows (in thousands):


        Accounts receivable                   $  13,802
        Property, net                           305,874
        Other assets                              1,027
        Liabilities                              (7,013)
                                              ---------
        Net assets                            $ 313,690
                                              =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER EVENTS:

Operating Results: The third quarter 1995 net income was $10,345,000, or $0.23 per share. Net income for the comparable period of 1994 was $13,812,000, or $0.30 per share. 1994 third quarter net income included $2,788,000, or $0.06 per share, from the operations of Matson Leasing, a subsidiary whose net assets were sold in June 1995.

1995 year-to-date income was $42,381,000, or $0.93 per share, versus $51,657,000, or $1.12 per share, for the first nine months of 1994. 1995 income included $5,336,000, or $0.12 per share, for the discontinued operations of Matson Leasing and a gain of $17,206,000, or $0.38 per share, on its sale. Net income for the first nine months of 1994 included $7,406,000, or $0.16 per share, for the discontinued operations. 1995 nine-months results included an after-tax charge of $5,050,000, or $0.11 per share, for closing unprofitable sugar-growing operations at the Company's plantation on the island of Kauai. This charge was recorded in the second quarter of 1995 and is discussed in greater detail below.

Labor Relations: On September 8, 1995, the members of the Sugar Workers Union No. 1, AFL-CIO Seafarers International Union of North America, went on strike at California and Hawaiian Sugar Company, Inc.'s (C&H) principal sugar refinery located in Crockett, California. A settlement of the strike was reached on October 17, 1995 when the union voted to accept a new three-year contract. During the strike, all operations at the C&H refinery were shut down. Full refinery operations had resumed by October 20, 1995. The main impacts of the strike were lower quarterly revenue and an increased loss for the food products segment. The estimated negative impact from the strike on the third quarter operating profit was about $2 million. During the strike, C&H increased its borrowing under its short-term commercial paper notes in order to fund advances to growers and other ongoing charges.

Discontinued Operations: As described in notes (e) and (g) to the financial statements, on June 30, 1995, the containers and certain other assets of Matson Leasing were sold to XTRA Corporation, and certain liabilities of Matson Leasing were assumed by XTRA Corporation, for approximately $360 million. Specifically excluded from the transaction were Matson Leasing's long-term debt and U.S. tax obligations. The proceeds from the sale have been principally used to repay debt, to pay tax obligations and to fund capital needs of Matson Navigation Company, Inc. (Matson).

Pacific Alliance: In April 1995, the Company and American President Companies, Ltd. announced that their respective shipping subsidiaries had signed a memorandum of understanding that outlined a 10-year strategic operating alliance. The two companies subsequently entered into an "Agreement to Implement the Execution and Closing of the Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement" dated September 22, 1995 (included as
Exhibit 10.a.(xxix) to the Form 10-Q). This agreement contemplates Matson's purchase of six containerships and certain assets on Guam from American President Lines, Ltd. (APL) for approximately $163 million and the sharing of cargo-carrying capacity for five Matson vessels, including four of the ships acquired from APL. Under a separate proposed vessel-sharing agreement, Matson would operate and utilize five vessels on westbound voyages from the U. S. Pacific Coast to Hawaii and Guam and make the vessels' space available to APL for return eastbound voyages from the Far East. A partial closing of the transaction involving one vessel is scheduled in December 1995, with the remaining portion of the transaction expected to close in January 1996. Funds for the ship purchases are expected to come from the proceeds from the sale of Matson Leasing's net assets. The new Alliance service would begin in early 1996.

Stock Repurchases: There were no repurchases of the Company's common stock during the third quarter of 1995. On October 2, 1995, the Company repurchased 261,434 shares of its common stock, bringing the 1995 repurchases to 511,434 shares. The Company has repurchased a total of 1,233,934 shares for $29.3 million since the two million share repurchase program was authorized by the Board of Directors in December 1993.

Other: In September 1995, the Company began implementing cost control initiatives affecting all segments of its businesses. Included in these initiatives are the sale of an airplane, the freezing of executive salaries, the elimination of Company-owned executive automobiles, staff reductions and process
improvements.   Total Company-wide staff reductions among non-bargaining
personnel are expected to be approximately 120 positions. This represents approximately ten percent of the Company's non-bargaining unit work force.
These staff reductions are expected to be accomplished through layoffs, attrition and retirements, and exclude reductions associated with the sale of Matson Leasing and the phasing out of sugar operations on Kauai. In
October, the Company eliminated 40 non-bargaining unit positions from its corporate headquarters, its real-estate business and its Maui sugar plantation and trucking businesses.

FINANCIAL CONDITION AND LIQUIDITY:

The Company's principal liquid resources, comprising cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $440.4 million at September 30, 1995, an increase of $12.4 million from December 31, 1994 (after restating the balance sheet to reflect the discontinued operations of Matson Leasing). The $12.4 million increase resulted from a $43.6 million increase in cash and cash equivalents and a $28.9 million increase in receivables, partially offset by an increase of $23.2 million in accrued deposits to the CCF, a $20.8 million reduction in available unused lines of credit and a $16.1 million reduction in sugar inventories. The increase in cash and cash equivalents, the increase in accrued deposits to the CCF and the reduction of available credit facilities were primarily the result of cash available following the sale of Matson Leasing's net assets. Receivables increased primarily due to an $18 million increase in amounts advanced by the Company to Hawaii sugarcane growers and increases in trade receivables. The increased receivables were primarily in the ocean transportation segment. The advances to growers consist of payments made to the Hawaii sugarcane growers, pursuant to a supply with the Company.
The Company makes advances to the growers as they produce sugarcane for future delivery to C&H. The advances are later deducted from the Company's actual purchase price of the raw sugar.

Working capital totaled $66.8 million at September 30, 1995, an increase of $8.8 million from that at 1994 year-end (after restating the balance sheet to reflect the discontinued operations of Matson Leasing). This increase was primarily due to the previously mentioned increase of $43.6 million in cash and cash equivalents, the $28.9 million increase in receivable balances and the reduction of $15.9 million in trade accounts payable, partially offset by the previously mentioned $23.2 million increase in accrued deposits to the CCF, an increase of $25 million in short-term commercial paper borrowing, a $15 million reduction in sugar and materials and supplies inventories and an $8.6 million reduction in current deferred income tax assets. Approximately $10.9 million of the increase in the trade receivable balances was due to normal business fluctuations. The remaining $18 million increase in the receivable balance resulted from the increased advances to sugarcane growers as noted in the previous paragraph. The reduction in inventories and the increase in short-term commercial paper borrowing resulted from seasonal business activities in the food products segment and from the C&H strike. The increase in cash and cash equivalents and the decrease in payables were residual impacts of the cash received from the sale of Matson Leasing's net assets.

RESULTS OF SEGMENT OPERATIONS - THIRD QUARTER 1995 COMPARED WITH THE THIRD QUARTER 1994:

The following analysis is based on a comparison of third quarter 1995 results with those for third quarter 1994, which have been restated to reflect the sale of Matson Leasing.

Ocean Transportation

For the third quarter of 1995, ocean transportation revenue of $150.5 million declined three percent compared with 1994 third quarter levels. Operating profit, however, of $26.6 million was 20 percent higher than in the third quarter of 1994.

The revenue decline was attributable primarily to lower container cargo volume in the Hawaii service. Hawaii container volume in the third quarter declined nine percent compared with the third quarter of 1994. Automobile volume declined 18 percent during that same period. Both of these declines reflect the continuing weaknesses in certain sectors of Hawaii's economy, most notably construction and sales of automobiles and durable goods.

The increase in operating profit was primarily due to greater interest income, lower fuel prices, reduced operating and overhead expenses and improved results in the Pacific Coast Shuttle Service, partially offset by the previously mentioned lower cargo volume in the Hawaii service. Interest income increased because Matson Leasing sales proceeds increased short term investments.

During the third quarter, as part of the Company's cost reduction efforts noted earlier, the customer service operations of this segment began relocation to be consolidated and relocated to Phoenix, Arizona. Additional cost control initiatives are being undertaken to improve operating results.

Revised Federal Maritime Commission (FMC) guidelines for determining a just and reasonable rate of return for the ocean transportation business became effective on October 5, 1995. The changes to the FMC's guidelines are not expected to have a material impact on the segment's future operating results.

Property Development and Management - Leasing

For the third quarter of 1995, property leasing revenue of $8.7 million increased five percent and operating profit of $6 million increased six percent compared with 1994 third quarter levels. The increases were attributable primarily to the start of ground lease revenue for a new Costco facility on Maui and higher contributions from Mainland property leases. Property leasing operations also benefited from the second quarter purchase of two shopping centers, one near Reno, Nevada and the other in Greely, Colorado, using the tax-deferred proceeds from a 1994 sale of a Denver shopping center.

Property Development and Management - Sales

Total third-quarter 1995 property sales revenue was $2.4 million, a slight increase from the $2.1 million recorded in the third quarter of 1994. Operating profit for the quarter, however, was about half of the 1994 third quarter amount. Sales in the third quarter of 1995 included 15 residential subdivision lots and condominium units, versus 20 subdivision lots in the same quarter of 1994. The lower operating profit was the result of the sales mix because the sales of subdivision lots have a greater profit margin than do those of developed condominium units.
Food Products

For the third quarter of 1995, food products revenue of $83.9 million decreased nearly 30 percent compared with 1994 third quarter levels. The third quarter operating loss was $4.3 million compared with an operating loss of $1.4 million in the third quarter of 1994.

The previously discussed strike by members of the Sugar Workers Union No. 1, AFL-CIO Seafarers International Union of North America, resulted in closure of C&H's primary refinery for nearly a month. As a consequence, sales of refined sugar during September declined sharply. Approximately $2 million of the
segment's operating loss was attributable to the strike.   The continuing high
raw sugar costs, which reached a 14-year high, and depressed refined sugar prices also continued to pressure operating margins at C&H. The results of operations at the Company's Hawaii sugar plantations were lower than in the third quarter of 1994 due to higher raw sugar production costs per ton, a consequence of lower yields.

A further discussion of the Company's efforts to improve this segment's results is included in the analysis of year-to-date results.

OTHER ANALYSIS:

Interest Expense

For the third quarter of 1995, reported interest expense was $9,513,000, compared with $6,457,000 for the third quarter of 1994. As described in financial note (f), interest expense of Matson Leasing had been classified as an operating expense prior to the sale of the business. Since the long-term debt of Matson Leasing was not assumed by XTRA Corporation, the debt reverted to Matson and a portion of the debt was repaid during the third quarter. Interest on the remaining debt, from July 1, 1995 forward, has been classified as interest expense. Gross interest expense for the third quarter of 1994, before reclassifying Matson Leasing's interest as operating expense, was $9,787,000.

RESULTS OF SEGMENT OPERATIONS - FIRST NINE MONTHS OF 1995 COMPARED WITH THE FIRST NINE MONTHS OF 1994:

The following analysis is based on a comparison of the results for the first nine months of 1995 with the results for the first nine months of 1994, which have been restated to reflect the sale of Matson Leasing.

Ocean Transportation

For the first nine months of 1995, compared with the same period of 1994, ocean transportation revenue declined by about one percent, from $450.4 million to $445.2 million. 1995 operating profit of $64.5 million declined by 13 percent compared with 1994, primarily due to lower cargo and higher fuel prices during the first half of the year. During the first nine months of 1995, Hawaii container cargo declined eight percent and automobile volume declined seven percent.

Property Development and Management - Leasing

Property leasing revenue of $25.3 million for the first nine months of 1995 increased slightly compared with 1994, but operating profit fell three percent, between the same periods, to $17.2 million. The reduction in operating profit was the result of the late 1994 sale of a Denver shopping center, the tax-deferred proceeds of which were not reinvested until late in the second quarter of 1995. In addition, the Costco ground lease, which was discussed earlier, did not commence until the third quarter of 1995.

Occupancy rates for the U.S. Mainland property portfolio averaged 97 percent at the end of the third quarter, compared with 96 percent a year earlier. Hawaii occupancy rates, however, weakened slightly to 90 percent at September 30, 1995, compared with 93 percent a year earlier. This weakening was the result of the continued soft Hawaii economy.

Property Development and Management - Sales

Property sales revenue of $9.4 million for the first nine months of 1995 was lower than the $14.8 million recorded during the first nine months of 1994. Operating profit from property sales for the first nine months of 1995 was about one-third of that for the comparable period of 1994.

1994 year-to-date results included the sale of two prime, undeveloped acres of land near the harbor at Kahului, Maui. No similar undeveloped land sales occurred in the first nine months of 1995. Also during the first nine months of 1995, 29 residential subdivision lots and condominium units were sold, compared with the sales of 32 subdivision lots during the same period of 1994.

The mix of property sales in any given period can be diverse. These sales can include property sold under threat of condemnation, developed residential real-estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land and subdivision lots generally contribute more to operating profit than the sale of developed and commercial property, due to the low cost basis of Hawaii land in the Company's accounting records. The Company's historical Hawaii land cost is approximately $145 per acre. Consequently, property sales revenue trends and the current asset balance of property held for sale are not necessarily indicators of future profitability for this segment.

Food Products

Revenue for the first nine months of 1995 was $280.3 million, compared with $307.6 million for the comparable period of 1994. The lower revenue was mainly due to the C&H strike. For the first nine months of 1995, the food products operating loss was $19.6 million, compared with an operating loss of $1.5 million for the first nine months of 1994.

In June 1995, the Company began the closure of its sugar plantation on Kauai. The final sugarcane harvest for the plantation is expected to be completed in September 1996. Pre-tax closure costs of $8.1 million were recorded in the second quarter of the year, contributing to the significant loss in the food products segment for the year.

The principal components of the $8.1 million closure cost included the write-off of the Koloa factory and other sugar-related fixed assets, materials and supplies inventories, severance costs (determined by bargaining unit contracts and Company policies), and self insurance medical and workers compensation costs, partially offset by pension and post-retirement benefit plan curtailment gains. Approximately 200 employees will be laid-off during the closure process. Sugar production is continuing at the Company's Maui plantation.

Also contributing to the current year operating loss were lower yields at the Company's Maui sugar plantation, increases in raw cane sugar prices, relatively low refined sugar prices, and the strike by a C&H labor union.

As discussed in the 1994 Annual Report to Shareholders, management is concerned about the significant losses in this business segment and is actively working to return the operating results to acceptable levels.

Recently, due to the declining sugar yields at the Company's Maui plantation, a task force, comprised of industry specialists, was formed to study this problem and to make recommendations to the Company. Results of this study indicate that the yield declines are temporary and have been caused by water and fertilizer deficiencies which are correctable. The lower yields, however, may continue into 1996 due to the two-year crop cycles of Hawaiian sugarcane.
Since the Company's acquisition of C&H, a number of initiatives are underway or have been implemented to lower costs and increase revenue in the sugar refining operation. Construction is continuing, by a third party, of a 240 megawatt cogeneration plant adjacent to C&H's primary refinery in Crockett, California. When operational in 1996, the plant will be used to power the C&H refinery, significantly reducing its energy costs. Operating improvements are also being made within the refinery. These improvements will increase its capacity to handle foreign sugar and will upgrade several packaging lines. Opportunities for product expansions continue to be evaluated.

Unlike other types of commodity-oriented businesses, the price support mechanisms of the current sugar program limit the ability of refined sugar prices to move in parallel with the changes in raw sugar prices. With raw sugar prices having reached a 14-year high during the year and relatively low refined prices continuing, the prospects for profitability of this segment are reduced significantly. The ineffective administration of the current support program, combined with an excess supply of beet sugar, continue to place severe pressure on the sugarcane refining margins of the Company.

The Company's sugar producing and refining businesses may be impacted significantly by the farm legislation which is currently being considered by Congress. The impact of these deliberations on the Company's operations cannot be projected at this time. Management believes that this impact could be material to the future prospects for the Company's cane sugar refining and growing operations. The Company is actively participating with industry groups and Congressional representatives on issues related to sugar legislation.

                          PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          10.  Material contracts.

               10.a.(xxix) Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc. and American President Lines, Ltd., dated as of September 22, 1995.

          11.  Statement re computation of per share earnings.

          20.  Report furnished to security holders.

               (i) Condensed Balance Sheets, Condensed Statements of Income, Condensed Statements of Cash Flows and Financial Notes as appearing in the Alexander & Baldwin, Inc. Interim Report/Third Quarter 1995.

          27.  Financial Data Schedule.

     (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ALEXANDER & BALDWIN, INC.
                                     (Registrant)


Date: November 13, 1995           /s/ Glenn R. Rogers

                                   Glenn R. Rogers
                               Vice President and Chief
                                  Financial Officer


Date: November 13, 1995         /s/ G. Stephen Holaday
                                  G. Stephen Holaday
                                Vice President and Controller