Form 10-K
period 1995-12-31
ALEXANDER & BALDWIN INC
filed 1996-03-27
CIK 3453

[Note: Page references in this electronic filing refer to the paper copy of the Form 10-K.]

                               TABLE OF CONTENTS

                                     PART I
                                                                    Page
                                                                    ----


Items 1. & 2.  Business and Properties ..............................  1

   A.    Ocean Transportation .......................................  2
         (1)   Freight Services .....................................  2
         (2)   Vessels ..............................................  3
         (3)   Terminals ............................................  3
         (4)   Container Leasing.....................................  5
         (5)   Other Services .......................................  5
         (6)   Competition ..........................................  6
         (7)   Labor Relations ......................................  7
         (8)   Rate Regulation ......................................  7

   B.    Property Development and Management ........................  8
         (1)   General ..............................................  8
         (2)   Planning and Zoning ..................................  9
         (3)   Residential Projects ................................. 10
         (4)   Commercial and Industrial Properties ................. 11

   C.    Food Products .............................................. 14
         (1)   Production ........................................... 14
         (2)   Sugar Refining; Marketing of Sugar
               and Coffee ........................................... 16
         (3)   Competition and Sugar Legislation .................... 17
         (4)   Properties and Water ................................. 19

   D.    Employees and Labor Relations .............................. 21
   E.    Energy ..................................................... 24

Item 3.  Legal Proceedings .......................................... 25

Item 4.  Submission of Matters to a Vote of
         Security Holders ........................................... 26


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................ 27

Item 6.  Selected Financial Data .................................... 27

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .............. 27

Item 8.  Financial Statements and Supplementary Data ................ 28


Item 9.  Changes in and Disagreements With
         Accountants on Accounting and Financial
         Disclosure ................................................. 28


                                    PART III

Item 10. Directors and Executive Officers of
         the Registrant ............................................. 28

   A.    Directors .................................................. 28

   B.    Executive Officers of the Registrant ....................... 28

Item 11. Executive Compensation ..................................... 30

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ...................................... 30

Item 13. Certain Relationships and Related
         Transactions ............................................... 31


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .................................... 31

   A.    Financial Statements ....................................... 31

   B.    Financial Statement Schedules .............................. 31

   C.    Exhibits Required by Item 601 of
         Regulation S-K ............................................. 32

   D.    Reports on Form 8-K ........................................ 41

Signatures .......................................................... 42

Independent Auditors' Report ........................................ 44
Schedule III ........................................................ 45

Independent Auditors' Consent ....................................... 49

                           ALEXANDER & BALDWIN, INC.
                           -------------------------


                                   FORM 10-K
                                   ---------


                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1995


                                     PART I
                                     ------


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
---------------------------------------

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

      The industry segments of A&B are as follows:

      A.  Ocean Transportation - carrying freight, primarily between various
          --------------------
          United States Pacific Coast ports, major Hawaii ports and Guam; providing terminal, stevedoring, tugboat and container equipment maintenance services in certain of those ports; and arranging United States mainland intermodal transportation.

      B.  Property Development and Management - developing real property in
          -----------------------------------
          Hawaii and on the U.S. Mainland; selling residential properties in Hawaii; and managing, leasing, selling and purchasing real property in Hawaii and on the U.S. Mainland.

      C.  Food Products - growing sugar cane and coffee in Hawaii; producing
          -------------
          raw sugar, molasses and green coffee; refining raw sugar, and marketing and distributing refined sugar products, primarily in the western United States; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling and self-storage services in Hawaii; and generating and selling electricity.

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1995, see "Industry Segment Information" on page 24 of the Alexander & Baldwin, Inc. 1995 Annual Report ("1995 Annual Report"), which information is incorporated herein by reference.


DESCRIPTION OF BUSINESS AND PROPERTIES

      A.    OCEAN TRANSPORTATION
            --------------------


            (1)   FREIGHT SERVICES
                  ----------------


               Matson's Hawaii Service offers containership freight services between the ports of Los Angeles, Oakland, Seattle, and the major ports in Hawaii, which are located on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between Los Angeles and the major ports in Hawaii. Portland container cargo is moved overland between Portland and Seattle at no extra charge.

               Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1995, Matson carried 157,200 containers (compared with 173,300 containers in 1994) and 107,100 motor vehicles (compared with 116,800 in 1994) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's revenue is derived from the westbound carriage of containerized freight and motor vehicles.

               Matson's Pacific Coast Service provides containership freight service between the ports of Los Angeles, Oakland, Seattle and Vancouver, British Columbia. In 1995, its first full year of operation, Matson carried 26,278 containers in the Pacific Coast Service. Matson's Mid-Pacific Service offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

               In February 1996, Matson inaugurated its Guam-Micronesia Service, which complements Matson's Hawaii Service by providing westbound containership freight service from the United States Pacific Coast and Hawaii to Guam and Micronesia. The new service is a component of a strategic alliance formed in 1995 between Matson and American President Lines, Ltd. ("APL"), pursuant to which they commenced operating, beginning February 1996, a new Pacific Alliance Service between the United States Pacific Coast and Hawaii, Guam, Japan, and South Korea. Under the terms of the alliance, Matson purchased from APL six containerships, shoreside spare parts and assets related to APL's Guam service in December 1995 and early 1996 for $168 million, will operate four of those vessels and one existing Matson vessel in the Pacific Alliance Service, and will charter back to APL for 10 years cargo space for APL's continuing ocean cargo service from Asian ports to the United States.
The new service is expected to improve Matson's vessel utilization on the eastbound return trip of Matson's Hawaii Service, thereby resulting in cost savings.

                  See "Rate Regulation" below with respect to Matson's freight rates.

            (2)   VESSELS
                  -------

                  Matson's fleet consists of eleven containerships (including the six containerships purchased from APL), four combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one con-tainer barge equipped with cranes in the Mid-Pacific Service.

                  The nineteen vessels in Matson's fleet represent an invest-ment of approximately $814,300,000 during the past 26 years. With four exceptions, the current fleet has been acquired through the Matson Capital Construction Fund, established under Section 607 of the Merchant Marine Act, 1936, as amended. The exceptions are three steam-powered containerships purchased from APL in 1995 and 1996, and a combination container/trailership which Matson continues to operate under a charter for a 25-year term ending in 1998, with options to renew the charter for a total of up to five years and to purchase the vessel at the end of the charter at fair market value.

                  Matson's fleet units are described in the list on the following page.

                                               MATSON NAVIGATION COMPANY, INC.
                                               -------------------------------

                                                         FLEET - 3/1/96
                                                         --------------

                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers               Vehicles       Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
Vessel         Official Year    Recon-             Speed   Deadweight                   Reefer
 Name           Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered
--------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --        --
MOKIHANA        655397  1983            860'2"     23.0      30,167    182   312  1,134  400     2,824
MAHIMAHI        653424  1982            860'2"     23.0      30,167    182   312  1,134  400     2,824
MANOA           651627  1982            860'2"     23.0      30,187    182   312  1,134  400     2,824

Steam-Powered
-------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308          458    538  310     1,626     44               2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623          458    538  310     1,626                      2,600
KAIMOKU (2)     573223  1976     1990   790'9"     21.5      14,551          276    310  119     1,020    350      54        --
KAINALU (2)     557149  1974     1990   790'9"     21.5      14,976          276    310  119     1,020    350      54        --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501          683    400  335     1,620    450      56       4,300
LURLINE         549900  1973     1982   826'6"     21.5      22,221          597    345  340     1,476    220      81       2,100
EWA             530148  1972     1978   787'8"     21.0      38,656    294          861  180     2,015
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981
LIHUE           530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979
MANULANI        528400  1970            720'5-1/2" 22.5      27,165          537    416  251     1,476                      5,300
MANUKAI         524219  1970            720'5-1/2" 22.5      27,107          537    416  251     1,476                      5,300

Other
-----
WAIALEALE (3)   978516  1991            345'0"      --        5,621                       35              230      45
ISLANDER (4)    933804  1988            372'0"      --        6,837          276     24   70       380                       --
MAUNA LOA (4)   676973  1984            350'0"      --        4,658          144     72   84       316                      2,100
HALEAKALA (4)   676972  1984            350'0"      --        4,658          144     72   84       316                      2,100
MAOI (5)        618705  1980             75'0"     10.0         --
JOE SEVIER (5)  500799  1965             80'0"     10.0         --
------------------------------------------------------
(1) "Twenty-foot Equivalent Units" (includes trailers)
(2) Reserve Status
(3) Roll-on/Roll-off Barge
(4) Container Barge
(5) Tug


                  As a complement to its fleet, Matson owns or has under capital leases approximately 17,400 containers, 8,500 container chassis, 480 auto-frames and miscellaneous other equipment. After disposing of older container equipment and adding equipment purchased for the new Guam-Micronesia Service, Matson expects to have 18,500 containers and 8,960 chassis at the end of 1996. Capital expenditures by Matson for vessels and equipment totaled approximately $45,700,000 in 1995.

            (3)   TERMINALS
                  ---------

                  Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson at the ports of Honolulu, Los Angeles, Oakland and Seattle, as well as for other ocean carriers at its Pacific Coast and Honolulu locations.

                  Matson Terminals is among the largest container stevedoring and terminal operators on the United States Pacific Coast. An estimated total of 1,236 vessel calls were served at all Matson Terminals container facilities in 1995.

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

            Los Angeles             January 1999

            Oakland                 December 2008

            Seattle                 December 1999, subject to an option to
                                    renew for ten years

                  Capital expenditures for terminals and equipment totaled approximately $1,700,000 in 1995.

            (4)   CONTAINER LEASING
                  -----------------

                  In June 1995, Matson Leasing Company, Inc. ("Matson Leasing") sold substantially all of its assets for $362 million, thereby exiting the international marine container leasing business. The proceeds from the sale of the Matson Leasing business were used principally to repay debt, to pay tax obligations and to fund the capital needs of Matson.

            (5)   OTHER SERVICES
                  --------------

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

            (6)   COMPETITION
                  -----------

                  Matson's Hawaii and Guam-Micronesia Services have one major containership competitor which serves Long Beach, Oakland, Tacoma, Honolulu and Guam. Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services.
                  Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals to Hawaii, a type of service that is very attractive to customers because it decreases their overall distribution costs. In addition, Matson competes by offering more comprehen-sive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

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

                  In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, a coalition of more than 400 businesses and organizations, including Matson, have formed the Maritime Cabotage Task Force to support the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, who would not have to abide by U.S. laws and regulations, to sail between American ports in direct competition with Matson and other U.S. operators who must comply with such laws and regulations. The task force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

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

            (7)   LABOR RELATIONS
                  ---------------

                  The absence of strikes and the availability of labor through hiring halls are important to maintenance of profitable operations by Matson. Matson's operations have not been disrupted significantly by strikes in the past 24 years. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

            (8)   RATE REGULATION
                  ---------------

               In November 1995, Matson filed a 3.8 percent general rate increase for the Hawaii Service that became effective on January 28, 1996.

               The Interstate Commerce Commission Termination Act of 1995 (the "Act"), which took effect on January 1, 1996, will substantially revise regulation of water common carriers, like Matson, which operate between the U.S. Mainland and domestic offshore states and territories.

               Previously, Matson was regulated by the Federal Maritime Commission ("FMC") with respect to port-to-port service rates, as well as by the Interstate Commerce Commission ("ICC") to the extent of Matson's joint rates with motor carriers.

               The Act will end bifurcated regulation by the FMC and ICC of water carriers providing service in the domestic offshore trades. The Act has established within the United States Department of Transportation a new agency, the Surface Transportation Board ("STB"). The STB will have jurisdiction over both water carriers and motor carriers providing service in the domestic offshore trades.

               Carriers under STB jurisdiction must file rates with the STB and charge only those rates. The Act establishes a Zone of Reasonableness ("ZOR") which, as adjusted by reference to the Producer Price Index, will allow annual increases not exceeding 7.5% and rate reductions not exceeding 10%, measured against the rate in effect one year before the change. Rates which qualify for ZOR treatment are deemed reasonable and are not subject to investigation or suspension. Rates outside the ZOR also must be reasonable, but no regulations have been proposed for determining reasonableness.

      B.    PROPERTY DEVELOPMENT AND MANAGEMENT
            -----------------------------------

            (1)   GENERAL
                  -------

                  The property development and management operations of A&B are conducted by ABHI, a wholly-owned subsidiary headquartered in Honolulu. A&B and its subsidiaries own approximately 92,784 acres of land, consisting of approximately 90,744 acres in Hawaii and approximately 2,040 acres elsewhere, as follows:

            LOCATION                                NO. OF ACRES
            --------                                ------------

            Maui  ..................................   68,840
            Kauai  .................................   21,904
            California  ............................    1,950
            Colorado  ..............................        5
            Nevada  ................................       18
            Texas  .................................       42
            Washington  ............................       22
            Florida  ...............................        3

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land leased to ranchers, watershed and conservation reserves. The balance is used or planned for development or other urban uses. An additional 19,000 acres on Maui and Kauai are leased from third parties.

                  CURRENT USE                 NO. OF ACRES
                  -----------                 ------------

     Sugarcane/coffee cultivation and
        contributory purposes ...........................   44,377
     Watershed and conservation .........................   28,500
     Other agricultural and pasture land ................   16,678
     Hawaii commercial and industrial land ..............      494
     Hawaii residential, including land
        zoned for hotel and apartment use ...............      695
                                                            ------

          Total in Hawaii ...............................   90,744
                                                            ------

     California ranch land...............................    1,901
     U.S. Mainland commercial and
        industrial land .................................      139
                                                            ------

          TOTAL .........................................   92,784
                                                            ======

                  ABHI is actively involved in the entire spectrum of land development, including planning, zoning, financing, constructing, purchasing, managing and leasing, and selling and exchanging real property.

            (2)   PLANNING AND ZONING
                  -------------------

                  The entitlement process for development of property in Hawaii is both time-consuming and costly, involving numerous State and County regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

     - amendment of the County general plan to reflect the desired residential use;

     - approval by the State Land Use Commission to reclassify the parcel from the "agricultural" district to the "urban" district;

     - County approval to rezone the property to the precise residential use desired; and,

     - if the parcel is located in the Coastal Zone Management area, the granting of a Special Management Area Permit by the County Planning Com-mission.

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing, and/or mandatory fee sale of portions of the project.

                  ABHI actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. ABHI designates a parcel as "fully-zoned" when all necessary government approvals have been obtained. Approximately 1,189 acres of property currently are designated fully-zoned.

                  As described in more detail below, work to obtain entitle-ments for urban use in 1995 focused on (i) the Kukui'ula residential develop-ment on Kauai, (ii) the proposed master-planned community at Pilot Hill Ranch in California, and (iii) obtaining Community Plan designations for various ABHI lands on Maui. With regard to item (iii), ABHI continues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning development activity over the next decade. ABHI is seeking various urban designations for its undeveloped lands within the following four Community Plans where most of its Maui lands are located: Pa'ia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan.

                  In 1994, the Maui County Council adopted the Pa'ia-Haiku Community Plan. This Plan reflected the designation of approximately 190 acres of ABHI lands for business and residential use, the conversion of approximately 80 acres of previously existing residential and business designations to agricultural use, and the retention of approximately 45 acres of residential and industrial designations. Adoption of the remaining three Community Plans by the Maui County Council is expected in 1996 and 1997.

            (3)   RESIDENTIAL PROJECTS
                  --------------------

                  ABHI is pursuing a number of residential projects in Hawaii and on the U.S. Mainland, in particular:

                  (A)   KUKUI'ULA.  On Kauai, construction activity at the
                        ---------
1,000-acre Kukui'ula project continues to be suspended as a result of weak economic conditions on Kauai. The Kukui'ula project is envisioned to be the first planned residential community on the island of Kauai. It currently is expected to include up to 3,000 dwelling units, as well as an 18-hole golf course, a small boat marina, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage, and certain road-way improvements were completed in 1993.

                  In 1995, ABHI continued its efforts to obtain revised entitlements to the Kukui'ula project, consistent with ABHI's revisions to the project's master plan to address hurricane inundation risks and market considerations. In May 1995, the State Land Use Commission approved urban classification for an additional 822 acres. As a result, the entire 1,045-acre project is now classified as urban. The initial increment of 727 acres is immediately available for development, while the remaining 318 acres is conditionally designated urban, subject to a showing that substantial progress has been made on providing infrastructure to the initial increment. In December 1995, the County of Kauai approved an ordinance rezoning the initial increment of 727 acres to provide a mix of residential, commercial, golf course, park and other uses, consistent with ABHI's plans to develop a planned residential community.

                  The approvals described above complete ABHI's program to obtain revised entitlements to the Kukui'ula project. However, renewal of construction activity awaits improvement of the current economic conditions, especially housing demand, on Kauai.

                  (B)   ELEELE NANI II.  Also on Kauai, sales at ABHI's Eleele
                        --------------
Nani II development, consisting of 146 single-family lots on 27 acres, continued during 1995. Sales of four lots closed in 1995, leaving only six lots available for sale.

                  (C)   KU'AU BAYVIEW SUBDIVISION (FKA MAKANA SUBDIVISION).  In
                        --------------------------------------------------
1995, the construction plans for this 92-house-and-lot, single-family subdivision in Pa'ia, Maui, were approved and sitework construction commenced. The sitework and two model homes are expected to be completed in March 1996, and construction of the first for-sale homes is expected to be completed by mid-1996. ABHI's original joint venture for the development of this project was terminated in 1995, and the project is being developed solely by ABHI.

                  (D)   HAIKU MAUKA.  Also on Maui, Haiku Mauka, a 92-acre, 39-
                        -----------
lot agricultural lot residential subdivision, experienced 22 lot sales in 1995. A total of 32 lots have been sold since marketing of this project began in September 1994.

                  (E)   KAHULUI IKENA.  Kahului Ikena, a 102-unit, market-
                        -------------
priced condominium project in Kahului, Maui, was completed in June 1995. Marketing of the units began in July 1995, and 24 units have been sold since then.

                  (F)   PILOT HILL RANCH.  On January 23, 1996, the El Dorado
                        ----------------
County Board of Supervisors adopted the new General Plan for El Dorado County, near Sacramento, California. The new General Plan incorporates ABHI's devel-opment plan proposals for the Pilot Hill Ranch project. Pilot Hill Ranch is intended to be developed as a 1,800-acre planned residential community, consisting of approximately 980 single- and multi-family homes, a golf course, parks and 20 acres of commercial development. In February 1996, a lawsuit was filed to block implementation of the General Plan. The impact of this lawsuit is uncertain at this time.

            (4)   COMMERCIAL AND INDUSTRIAL PROPERTIES
                  ------------------------------------

                  An important source of property revenue is the lease rental income A&B and its subsidiaries receive from various ground leases on 11,000 acres of land (including agricultural and pasture lands) and leases of 2,678,000 square feet of industrial and commercial building space.

                  (A)   HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                        ---------------------------------------

                  In Hawaii, most of the income-producing commercial and indus-trial properties owned by A&B and its subsidiaries are located in the central Kahului area of Maui. These properties consist primarily of two shopping centers and two office buildings, as well as several separate commercial and industrial properties, as follows:

 PROPERTY              LOCATION        TYPE              LEASED AREA
 --------              --------        ----              -----------

Maui Mall           Kahului, Maui   Retail shopping   190,800 sq. ft.
                                    center
Kahului Shopping    Kahului, Maui   Retail shopping   112,100 sq. ft.
Center                              center
Kahului Office      Kahului, Maui   Office             29,800 sq. ft.
Center
Wakea Business      Kahului, Maui   Warehouse/         61,500 sq. ft.
Center                              retail
Kahului Office      Kahului, Maui   Office             51,700 sq. ft.
Building
Apex Building       Kahului, Maui   Retail             28,000 sq. ft.

                  In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui and Kauai, including:

                        (1)   TRIANGLE SQUARE.  Development continues at
                              ---------------
 Triangle Square, an 11-acre retail/commercial complex in Kahului, Maui. In January 1995, the Apex Building, containing 28,000 square feet, was completed and is currently being tenanted by retail users. Also, three lots have been leased so far. Additional ground leases and construction are planned for the balance of Triangle Square, with marketing activity in progress in 1996.

                        (2)   MAUI BUSINESS PARK (FKA KAHULUI INDUSTRIAL PARK).
                              ------------------------------------------------
Sitework construction at the 42-acre first subphase of the Maui Business Park, a light industrial commercial subdivision located near Maui's primary airport and harbor, commenced in the second quarter of 1995. By year-end, 75% of the onsite construction work and 50% of the offsite work were completed, with final completion scheduled for April and December 1996, respectively. In 1995, five and one-half acres were sold and 14-1/2 acres were leased to a Hawaii-based developer who will be constructing a 275,000-square-foot value retail shopping center on the 20 acres. Some of the tenants that have signed leases for the shopping center include Sports Authority, Border's Bookstore, Eagle Hardware and Office Max. Marketing of the 32 lots comprising the 22-acre balance of Maui Business Park's first subphase commenced in the last quarter of 1995.
The sale of three lots closed in December 1995, and in January 1996 three lots were leased to a self-storage warehouse developer.

                        (3)   PORT ALLEN INDUSTRIAL SUBDIVISION.  On Kauai,
                              ---------------------------------
sales of four industrial lots closed in 1995. One lot remains available for sale.

                  (B)   U.S. MAINLAND COMMERCIAL/INDUSTRIAL
                        -----------------------------------

                        PROPERTIES
                        ----------

                  On the U.S. Mainland, A&B and its subsidiaries own a port-folio of commercial and industrial properties comprising a total of approxi-mately 2.2 million square feet of leasable area, as follows:

                                                           LEASED AREA
     PROPERTY         LOCATION             TYPE            (SQUARE FT.)
     --------         --------             ----            ------------


 DEC Facility        Cupertino, CA      Research and         246,000
                                        development

 LinPac Building     City of            Manufacturing        126,000
                     Industry,
                     CA

 Moulton Plaza       Laguna Hills,      Retail               134,000
                     CA

 Spinnaker II        Fremont, CA        Research and          98,500
                                        development

 Great Southwest     Grand Prairie,     Warehouse/           901,400
 Industrial          TX                 Industrial

 4225 Roosevelt      Seattle, WA        Office/Medical       106,500

 Valley Freeway      Kent, WA           Warehouse/           229,100
 Corporate Park                         Industrial

 Island Village      Bainbridge         Retail                97,200
 Shopping Center     Island, WA

 Airport Square      Reno, NV           Retail               168,000

 Market Square       Greeley, CO        Retail                43,300

               The Great Southwest Industrial property in Dallas, Texas benefited from a strong leasing market, achieving a 99% occupancy rate in 1995. The resurgence of new construction in the area will increase the amount of com-petitive space, but should have minimal impact on the property in 1996, due to few lease expirations.

               Washington State's stable economy is expected to continue to benefit A&B's three Seattle-area properties. The 4225 Roosevelt Building and Island Village Shopping Center (fka Winslow Village Shopping Center) are operating at 100% occupancy. Strong interest is present for space which will become available in the Valley Freeway Corporate Park in 1996.

               In California, both the Cupertino and Fremont markets have improved significantly. Digital Equipment Corporation ("DEC") has subleased the 146,000 square feet of available space in the DEC Facility to a major corporate tenant through August 1997, which coincides with the end of DEC's lease term. Negotiations currently are taking place with such tenant for a direct lease that would expire in August 2000. Advance lease negotiations have been initiated for the Spinnaker II property, located in Fremont. Moulton Plaza, located in Laguna Hills, is being challenged by new retail developments in the area. Reconfiguration and retenanting of this center are planned for 1996.

               In June 1995, A&B acquired the Airport Square and Market Square shopping centers. These acquisitions completed the tax-deferred exchange, pursuant to Section 1031 of the Internal Revenue Code, that was initiated with the sale of Arapahoe Marketplace in December 1994.

               Overall occupancy rates for the U.S. Mainland leased property portfolio averaged 97% in 1995, the same level as in 1994. Overall occupancy rates for the Hawaii leased property portfolio averaged 90% in 1995, compared with 92% in 1994.

      C.    FOOD PRODUCTS
            -------------

            (1)   PRODUCTION
                  ----------

                  A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870. A&B's present food products operations are conducted by ABHI. ABHI operates two sugar plantations, Hawaiian Commercial & Sugar Company ("HC&S") on the island of Maui and McBryde Sugar Company, Limited ("McBryde") on the island of Kauai. Island Coffee Company, Inc. ("Island Coffee"), a wholly-owned subsidiary of McBryde, grows coffee on the island of Kauai.

                  In June 1995, ABHI announced the restructuring of its agricultural operations in Hawaii, involving the phase-out of sugar production operations at McBryde and the directing of sugar-growing resources and efforts to HC&S. Sugar production at McBryde is expected to cease upon completion of the 1996 harvest, which is anticipated to occur in September 1996. Continuing losses in McBryde's sugar operations necessitated this decision.

                  ABHI is Hawaii's largest producer of raw sugar. In 1995, ABHI produced 45% of the 492,346 tons of raw sugar produced in Hawaii. The Hawaii sugar production, in turn, amounted to approximately seven percent of total United States sugar production. ABHI's raw sugar production tonnage for the years 1991 through 1995 is summarized in the following table:

                1995      1994      1993      1992      1991
                ----      ----      ----      ----      ----

HC&S          198,009   206,217   224,677   193,485   214,122
McBryde        23,952    17,273    14,493    22,941    38,455
              -------    ------   -------   -------   -------

  Total       221,961   223,490   239,170   216,426   252,577
              =======   =======   =======   =======   =======

                  HC&S harvested 17,661 acres of sugar cane in 1995, compared with 16,457 acres in 1994 and 16,726 acres in 1993. Yields averaged 11.2 tons of sugar per acre in 1995, the lowest level in ten years, compared with 12.4 in 1994 and 13.4 in 1993. The reduction in yield in 1995 was due to a number of factors, most significantly the unusual lack of rainfall in 1995. A number of steps have been taken to deal with the situation, based upon the results of a rigorous evaluation by HC&S and industry experts of HC&S's cultivation practices and growing conditions. These steps are expected to provide some benefit to the 1996 harvest, but the full impact is not expected to occur until the 1997 harvest, since sugar cane is grown on a two-year cycle. As a by-product of sugar production, HC&S also produced 63,339 tons of molasses in 1995, compared with 58,997 tons in 1994 and 61,954 tons in 1993.

                  An advanced ultrafiltration plant constructed by HC&S in 1994 should, when fully operational in 1996, increase sugar recovery at HC&S's Puunene mill (the larger and more modern of HC&S's two mills) by 1.5%, thereby increasing annual sugar production by more than 3,000 tons.

                  McBryde harvested 3,237 acres of sugar cane in 1995, compared with 3,340 acres in 1994 and 2,893 acres in 1993. In addition to raw sugar, 9,219 tons of molasses were produced in 1995, compared with 7,774 tons in 1994 and 5,861 tons in 1993. The average yield in 1995 was 7.4 tons of sugar per acre, up from 5.2 tons in 1994 and 5.0 tons in 1993. The relatively low sugar and molasses production and sugar yields in 1993 and 1994 were due to damage to the sugar crop by Hurricane Iniki in September 1992.

                  The average cost per ton of sugar produced at the two plan-tations, including the cost of power production, was $432.59 in 1995, compared with $428.56 in 1994 and $390.37 in 1993. The increases in cost per ton are primarily the result of decreased yields per acre at HC&S, which more than offset increased yields at McBryde, and modest increases in costs. Continuing cost reduction programs at both plantations have been successful in minimizing cost increases.

                  Both HC&S and McBryde produce electricity for their own use and for sale to electric utility companies by burning bagasse (sugarcane fiber), by hydroelectric power generation and, when necessary, by burning fossil fuels. The price for the power sold is equal to the utility companies' "avoided cost" of not producing the electricity supplied by the plantations. In addition, HC&S receives a capacity payment to provide certain power to the local utility. In 1995, HC&S sold 98,031 megawatt hours ("MWH") of electric power, and McBryde sold 19,625 MWH. Revenue from the sale of electricity depends on the amount of power produced and sold as well as the average price of fuel. See "Energy" below.

                  During 1995, Island Coffee had approximately 4,000 acres of coffee trees under cultivation. The harvest of the 1995 coffee crop is expected to yield nearly 1.8 million pounds of green coffee, compared with 1.4 million pounds in 1994. Coffee production is expected to continue to increase during the next few years.

                  Kahului Trucking & Storage, Inc., a subsidiary of ABHI, provides sugar and molasses hauling and storage, petroleum hauling, mobile equipment maintenance and repair services, and self-service storage facilities on Maui. Kauai Commercial Company, Incorporated, another subsidiary of ABHI, provides similar services on Kauai, as well as general trucking services.

          (2)  SUGAR REFINING; MARKETING OF SUGAR AND COFFEE
               ---------------------------------------------

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

               C&H's profit margins continued to be hurt in 1995 by a combination of high raw cane sugar prices and depressed prices for refined sugar products, arising from the continuing ineffective governmental adminis-tration of the domestic sugar support program and an excess supply of beet sugar. In addition, C&H's performance was adversely impacted by a six-week strike by workers at the Crockett refinery during September and October of 1995.

               In response to the continuing financial hardship created by the problems with the administration of the U.S. sugar program, and to the uncertainty over the current review of the program by the U.S. Congress, in December 1995 C&H announced a major restructuring involving the lay-off of nearly one quarter of the work force. This restructuring is expected to yield cost reductions of $8 million annually.

               Consumer sugar sales are seasonal in nature and, as a result, C&H's financial results are expected to be better in the third and fourth quarters of each fiscal year, compared with the first two quarters.

               C&H has a ten-year supply contract, ending in 2003, with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the major sugarcane growers in Hawaii (including HC&S and McBryde), for C&H to acquire substantially all raw sugar produced in Hawaii at a discount to the New York Contract #14 price for domestic raw sugar. There are no minimum supply guarantees on the part of HS&TC. During 1995, the supply contract with HS&TC provided 72% of the raw sugar used by C&H. In recent years, a number of Hawaii sugarcane growers have exited the business, have announced they will be exiting the business or are considering such action. There is no certainty that the companies now producing sugar cane in Hawaii will be doing so in the future. In 1996, C&H will continue to purchase raw sugar from other than Hawaiian sources to supplement its purchases under the supply contract with HS&TC. The discontinuation of sugar growing operations at McBryde, anticipated to occur in September 1996, is not expected to have any material impact on C&H.

               At Island Coffee, coffee marketing efforts currently are being directed toward developing a market for premium-priced, Kauai-grown green coffee. Most of the 1995 coffee crop is being marketed on the U.S. Mainland in green-bean (unroasted) form. Island Coffee has a supply agreement with Nestle Beverage Company, ending in 1998, pursuant to which Nestle Beverage Company will purchase 25% of Island Coffee's mid-grade coffee beans. In addition to the sale of green coffee, in 1994 McBryde launched a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trade name.

          (3)  COMPETITION AND SUGAR LEGISLATION
               ---------------------------------

               Hawaiian sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market. Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition for the Hawaiian cane sugar industry. In addition, competition from high fructose corn syrup ("HFCS") has increased substantially since 1974, but now has stabilized, as sweetener markets in which the use of HFCS is economical have become saturated. The use of non-caloric (artificial) sweeteners accounts for a small percentage of the domestic sweetener market. Although the use of artificial sweeteners is expected to grow, such increased use is not expected to affect sugar markets significantly in the near future.

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

               The U.S. Congress long has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legislation for domestic sugar is provided by the Food, Agriculture, Conservation and Trade Act of 1990, known as the 1990 Farm Bill. The 1990 Farm Bill provides a sugar loan program for the 1991 through 1995 crops, with a loan rate (support price) of 18 cents per pound for raw sugar, the same as that provided by the 1985 Farm Act. The 1990 Farm Bill also provides minimum import quotas and a means of limiting domestic production. In February 1996, the U.S. Senate and U.S. House of Representatives separately passed versions of a farm bill which would extend the U.S. sugar program for another seven years, through the 2002 crop, but which would, among other things, eliminate non-recourse loans under certain restrictive circum-stances, eliminate beet marketing allotments, and effectively reduce the loan rate to sugar growers to 17 cents per pound. A final version of the farm bill is pending.

               The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that prevents producers from defaulting on loans. The target price established by the government is known as the market stabilization price and is based on the loan rate plus transportation costs, interest and an incentive factor. The market stabilization price was 21.8 cents per pound in 1988-89 and 21.9 cents per pound in 1990-91. No market stabilization price has been announced since 1990-91. The actual U.S. domestic sugar price averaged 21.31 cents per pound in 1992, 21.62 cents per pound in 1993, 22.03 cents per pound in 1994, and
23.03 cents per pound in 1995 (reaching a high of 25.00 cents per pound in June and July). The abnormally high average raw sugar price in 1995 was due to flaws in the existing federal sugar legislation and in the administration of the U.S. sugar program. The foregoing average prices are based on the average daily New York Contract #14 price for raw sugar. A chronological chart of these prices is shown below.

                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average Cents per pound)


                                1993     1994     1995
                                ----     ----     ----


           January              20.76    22.00    22.66

           February             21.07    21.94    22.67

           March                21.57    21.95    22.46

           April                21.70    22.04    22.78

           May                  21.36    22.18    23.10

           June                 21.39    22.45    23.50

           July                 21.89    22.72    24.47

           August               21.94    21.90    23.37

           September            21.97    21.78    23.21

           October              21.88    21.52    22.92

           November             21.87    21.57    22.60

           December             22.00    22.31    22.70


               The long-term raw sugar supply agreement between C&H and HS&TC provides that the participating growers will sell all their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price becomes a cost to C&H and, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S and McBryde. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota and, on occasion, domestic market allocations, as well as by potential changes in international trade programs which might affect the U.S. sugar program.

               Liberalized international trade agreements, such as the General Agreement on Tariff and Trade, include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. The "side" agreements that modified the North American Free Trade Agreement ("NAFTA") alleviated sugar producers' concerns over NAFTA provisions which could have allowed Mexico to export large quantities of sugar to the U.S. starting in six years.

          (4)  PROPERTIES AND WATER
               --------------------

               C&H's main refining operations are located at Crockett, California. The Crockett refinery is one of the largest in the world, and is the only cane sugar refinery on the United States West Coast. It is ideally located next to a deep-water port, a major rail line and an interstate highway. The refinery and administrative offices occupy a complex of buildings that contains approximately 1,310,000 square feet and is located on approximately
55 acres. C&H leases approximately 42 acres from the California State Lands Commission under long-term ground leases, and owns the remaining area. The Lease Agreement with the State of California covering the main refinery and wharf facilities expires in 2022, and the Lease Agreement covering the area where the secondary water treatment facility is located expires in 2024.

               C&H also operates a smaller sugar refining and distribution facility in Aiea, Hawaii that primarily produces liquid sugar for the local beverage industry. This facility was completed in 1994 and replaced an older refinery. C&H leases the refining equipment pursuant to leases that expire in December 1996 and March 1997, with options to renew for up to an additional six years. C&H also leases the facilities and the site pursuant to a lease that expires in 2004. In late 1995, a major bottling plant switched from using C&H's liquid sugar to using corn syrup in its soft drinks. The switch resulted in the loss of 30% of the Aiea refinery's sales. Because of the relatively low price of corn syrup, other bottling plants may switch from using C&H's liquid sugar. In the City of Commerce, California, C&H owns and operates a bulk sugar receiving and distribution facility. The facility is located on a four-acre parcel owned by C&H.

               The HC&S sugar plantation, the largest in Hawaii, consists of approximately 42,000 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 36,200 acres are under cultivation and completely irrigated, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

               The McBryde/Island Coffee plantation consists of approximately 15,000 acres of land. Approximately 7,500 acres currently are under cultivation, 4,000 in coffee and 3,500 in sugar cane. About 7,000 acres are held under leases. In furtherance to the cessation of McBryde's sugar opera-tions expected in September 1996, these leased lands will be returned to their owners. Substantially all of the fee-simple lands are irrigated. A comprehen-sive land management plan is being implemented for the approximately 1,200 acres of land owned in fee that presently is cultivated in sugar.

               Large quantities of water are necessary to grow sugar cane. Because of the importance of water, both access to water and efficient irrigation systems are crucial for the successful growing of sugar cane. A&B's plantations use a "drip" irrigation system that distributes water to the cane roots through small holes in plastic tubes. A total of 34,326 acres, 96% of HC&S's cane lands, currently are drip irrigated. The drip method has improved yields in the fields, has allowed increased mechanization of field operations, has resulted in added acres under cultivation and helps mitigate the effects of drought.

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

     D.   EMPLOYEES AND LABOR RELATIONS
          -----------------------------

          As of December 31, 1995, A&B and its subsidiaries had approximately 3,076 regular full-time employees, 14% fewer than at the start of 1995. About 1,236 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 592 were engaged in the refining and marketing of sugar, 1,027 were engaged in ocean transporta-tion, 40 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 61.6% were covered by collective bargaining agreements with unions.

          The reduction in A&B's work force in 1995 was one component of Company-wide initiatives implemented to reduce general and administrative expenses by $10 million per year. The work force reduction included the lay-off at C&H, announced in late 1995, of approximately 201 regular full-time employees, comprising 25% of the C&H work force. In addition, as a result of the planned September 1996 shutdown of sugar operations at McBryde, approximately 115 McBryde employees are anticipated to be laid off in 1996.
The remaining employees, approximately 65 in number, will be employed by Island Coffee.

          As of December 31, 1995, Matson and its subsidiaries had approxi-mately 1,027 regular full-time employees, 266 seagoing employees and 302 casual employees. Approximately 38% of the regular full-time employees, all of the seagoing employees and all of the casual employees were covered by collective bargaining agreements. The casual employees are United States Pacific Coast longshoremen who are employed through hiring halls and are not full-time employees of either Matson or Matson Terminals.

          In connection with the inauguration of the new Guam-Micronesia Service and the purchase of six additional vessels (see the discussion of "Freight Services" above), Matson has added 34 employees in Guam and 142 seagoing employees.

          Employees of Matson and Matson Terminals are represented by 10 different unions, and Matson and Matson Terminals are parties to 94 separate collective bargaining agreements. Matson's seagoing employees are represented by six unions. Matson and Matson Terminals are members of the Pacific Maritime Association ("PMA"), and Matson Terminals is a member of the Hawaii Stevedoring Industry Committee and the Hawaii Employers Council, through which various collective bargaining agreements are negotiated. Matson is a member of the Maritime Service Committee ("MSC") for collective bargaining with three unions representing licensed deck, engineer and radio officers for Matson vessels.

          Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the International Longshoremen's and Warehousemen's Union ("ILWU"), other unions and their non-union employees to be satisfactory. During 1995, collective bargaining agreements with the United Brotherhood of Carpenters and Joiners of America in Oakland and the Interna-tional Association of Machinists in Los Angeles and Oakland were renewed for three-year, four-year, and 49-month terms, respectively. Additionally, Matson renewed two three-year labor agreements covering deck and engine officers who crew an integrated tug/barge managed by Matson on behalf of its owner, HS&TC. Collective bargaining agreements with the ILWU in Hawaii and on the U.S. Pacific Coast, clerical bargaining units in Oakland and Honolulu, and Teamsters in Oakland are expected to be renewed in mid-1996 without service interruption.

          Matson contributed during 1995 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 2 to A&B's financial statements on pages 34 and 35 of the 1995 Annual Report, which is incorporated herein by reference.

          Matson pays, through Matson Terminals on the basis of cargo tons carried, and Matson Terminals contributes as a direct employer, to a multi-employer pension plan for Pacific Coast longshoremen. Under special withdrawal liability rules in the plan, Matson Terminals could cease United States Pacific Coast cargo handling operations permanently and stop making contributions to the plan without any withdrawal liability.

          As of December 31, 1995, HC&S and McBryde had approximately 873 employees and 152 employees, respectively, covered by collective bargaining agreements with the ILWU. Production units of HC&S and McBryde, as well as an HC&S clerks and technical employees unit, are represented by Local 142 of the ILWU. Agreements with the ILWU for the HC&S and McBryde production units and for the HC&S clerks and technical employees unit expired on January 31, 1996. The agreements for the HC&S production unit and clerks and technical employees unit were extended to March 31, 1996. The agreement for the McBryde production unit was extended to September 30, 1996, to coincide with the anticipated closure of sugar operations. Negotiations with the ILWU on a collective bargaining agreement for production unit employees of Island Coffee are expected to commence soon.

          Kahului Trucking & Storage, Inc. had three Local 142 bargaining units covering 40 employees. Six employees were covered by the Bulk Sugar Agreement, and two were covered by the Tugboat Agreement. These agreements were renewed for three-year periods expiring June 30, 1996. The other 32 employees are in the production unit, and are covered by an agreement that will expire on March 31, 1996. This latter agreement is in the process of being renegotiated.

          Kauai Commercial Company, Incorporated had 43 employees represented by Local 142. Of these, 39 employees were in the production unit, and four were in the clerical unit. Both contracts were extended to April 30, 1996 and are in the process of being renegotiated.

          Of the 423 bargaining unit employees of C&H at Crockett, California at year-end 1995 (reflecting the C&H lay-off announced in late 1995), 338 were members of Sugar Workers Union No. 1, AFL-CIO Seafarers International Union of North America and 77 employees were members of ILWU Local 6. Eight employees of C&H at the Aiea, Hawaii refinery were members of ILWU Local 142. Contracts covering these employees extend through May 31, 1998.

     E.   ENERGY
          ------

          Matson and Matson Terminals purchase bunker fuel oil, lubricants, gasoline and diesel fuel for their operations. Bunker fuel oil and diesel fuel are the largest items of energy-related expense.

          Bunker fuel prices started 1995 at $97.50 per metric ton and ended the year at $116.00 per metric ton. A low of $70.00 per metric ton occurred in October, and a high of $117.50 per metric ton occurred in August. Sufficient fuel for Matson's requirements is expected to be available in 1996.

          As is the practice throughout Hawaii, ABHI's sugar plantations use bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar mill and irriga-tion pumping operations. However, supplemental fuel is required to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. No. 6 (heavy) oil and coal have been the supplemental fuels most commonly used by the sugar factories.
However, in 1992, the suppliers of oil to the ABHI sugar plantations announced they would discontinue regular heavy oil shipments as a result of unlimited liability concerns arising from federal and state environmental laws. Currently, heavy oil is being transported to HC&S on a space-available basis. As a result of the oil-availability problem, HC&S began converting its fac-tories to use diesel fuel and increased its use of coal. In 1995, HC&S produced 253,985 MWH of electric power and sold 98,031 MWH, compared with 1994's power production of 224,883 MWH and sales of 101,994 MWH. HC&S's oil use increased to 143,090 barrels in 1995 from the 126,568 barrels used in 1994. In November 1993, HC&S obtained a state permit that more than doubled its capability for burning coal. Coal use for power generation increased substantially, from 34,490 short tons in 1994 to 67,208 short tons in 1995.

          McBryde uses very little oil and no coal because it normally produces a large amount of hydroelectric power from two plants that supplement power produced from bagasse. To deal with the discontinuance of heavy oil shipments to Kauai, McBryde converted its factories to use diesel fuel in 1992. In 1995, power production was 46,532 MWH, up from 43,494 MWH in 1994. Power sales in 1995 of 19,625 MWH were down slightly from 20,381 MWH in 1994. Following cessation of McBryde's sugar operations, Island Coffee will continue to generate and sell hydroelectric power which is excess to its internal needs. Steam-generated power will no longer be produced by McBryde on Kauai.

               Construction by a third party began in early 1994 on a 240 MW cogeneration plant adjacent to C&H's Crockett refinery. Pursuant to an agreement between C&H and the third party that expires in 2026, the steam produced by the cogeneration plant will be used to power the C&H refinery, thereby reducing C&H's energy costs. The cogeneration plant also will allow C&H to shut down its own, less-efficient steam generating plant, and thereby avoid required capital improvements to the existing plant. The cogeneration plant is expected to be operational in May 1996.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

     In February 1992, Pan Ocean Shipping Co., Ltd. ("Pan Ocean") served on Matson an amended complaint alleging that a Matson vessel negligently dis-charged contaminated ballast water into Los Angeles harbor on January 9, 1991. Pan Ocean admits that a vessel owned and operated by Pan Ocean discharged fuel oil into Los Angeles harbor on January 8, 1991. Pan Ocean is seeking contri-bution and indemnification for the in-harbor clean-up charges which it alleged to be between $16,000,000 and $19,000,000. On April 12, 1993, Pan Ocean
amended its complaint to allege fraud and seek unspecified punitive damages. The parties have stipulated to binding arbitration before a Special Master appointed by the United States District Court for the Central District of California. The Special Master's findings will be incorporated into a judgment by the United States District Court, which judgment may be appealed to the Ninth Circuit Court of Appeals only on the issues of punitive damages and mis-conduct of the Special Master. Arbitration hearings, which commenced January 13, 1994, are ongoing. Management believes, after consultation with legal counsel and given the Protection and Indemnity coverage under Matson's insurance policy in effect at the time of the alleged conduct, that any ultimate liability in connection with this action will not have a material adverse effect on Matson's financial condition.

      On November 1, 1994, the Division of Water Quality, Department of Wastewater Management, City and County of Honolulu ("City and County") issued a Cease and Desist Order to C&H, alleging violations of a City and County ordinance arising out of C&H's discharge of industrial wastewater from its liquid sugar refinery into the City and County's sewer system. Among other things, the Cease and Desist Order ordered C&H to stop discharging wastewater into the sewer system, ordered C&H to provide a corrective action plan, and warned that the violation might carry civil and/or criminal penalties. Subsequently, the City and County issued Amended Order No. 1 on November 9, 1994, and Amended Order No. 2 on December 2, 1994. All orders were con-solidated under Docket No. 94-021 ("Amended Orders"). Amended Order No. 2, among other things, permitted C&H to discharge wastewater into the sewer system, provided C&H did not violate its permit, and imposed a fine on C&H in the amount of $1,650,000, which was suspended, provided C&H comply with the Amended Orders. C&H appealed the Amended Orders.

      In May 1995, C&H presented a settlement proposal to the City and County which provided, among other things, that both C&H and the City and County agreed that certain modifications completed at the refinery have alleviated the unanticipated operational difficulties that led to the issuance of the Amended Orders. On March 4, 1996, the City and County accepted the terms and condi-tions of C&H's proposal, which are contained in a Consent Agreement pursuant to which the fine was rescinded. The Consent Agreement resolves all issues raised in the Amended Orders and Docket No. 94-021, including the Petitions to Appeal filed by C&H.

      A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consulta-tion with counsel, would not have a material adverse effect on A&B's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

      For the information about executive officers of A&B required to be included in this Part I, see paragraph B of "Directors and Executive Officers of the Registrant" in Part III below, which is incorporated into Part I by reference.



                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------

         STOCKHOLDER MATTERS
         -------------------

     This information is contained in the sections captioned "Common Stock" and "Dividends" on pages 19 and 20 of the 1995 Annual Report, which sections are incorporated herein by reference.

     At February 16, 1996, there were 6,270 record holders of A&B common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     Information for the years 1985 through 1995 is contained in the compara-tive table captioned "Eleven-Year Summary of Selected Financial Data" on pages 22 and 23 of the 1995 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

     A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. However, the carrying values of current assets (other than inventories, real estate held for sale, deferred income taxes and prepaid and other assets) and of debt instruments are reason-able estimates of their fair values. Investments in marketable securities are stated in the financial statements at market values in accordance with State-ment of Financial Accounting Standards No. 115. Certain investments held in the Capital Construction Fund at amortized cost exceeded their fair values at December 31, 1995 and 1994. This matter is described more fully in Note 11 on page 39 of the 1995 Annual Report, which Note is incorporated herein by reference.

     Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 25 through 27 of the 1995 Annual Report, which section is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     This information is contained in the financial statements and accompanying notes on pages 28 through 39 of the 1995 Annual Report, the Independent Auditors' Report on page 21 of the 1995 Annual Report, and the Industry Segment Information for the years ended December 31, 1995, 1994 and 1993 appearing on page 24 of the 1995 Annual Report and incorporated into the financial state-ments by Note 13 thereto, all of which are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
---------------------------------------------------------

         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

     Not applicable.


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     A.   DIRECTORS
          ---------

          For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 and 3 of A&B's proxy statement dated March 4, 1996 ("A&B's 1996 Proxy Statement"), which section is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

          The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 1996, and present and prior positions with A&B and business experience for the past five years are given below.

          Generally, the term of office of executive officers is at the pleasure of the Board of Directors. With regard to compliance with Section 16(a) of the Securities Exchange Act of 1934, A&B believes that during fiscal 1995 its directors and executive officers filed on a timely basis all reports required to be filed under Section 16(a), except that Mr. Robert G. Reed III, a director, was required to file a Form 4 on or before November 10, 1995 with respect to a transfer of 1,000 shares, but such transfer was reported on a Form 5 filed on February 12, 1996. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection cap-tioned "Severance Agreements" on page 13 of A&B's 1996 Proxy Statement, which subsection is incorporated herein by reference.


Meredith J. Ching (39)
----------------------

     Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of ABHI (Government & Community Relations), 10/92-present; Vice President of ABHI (Natural Resources Development & Government Affairs), 4/89-9/92; first joined A&B or a subsidiary in 1982.

John C. Couch (56)
------------------

     Chairman of the Board of A&B, 4/95-present; President of A&B, 4/91-present; Chief Executive Officer of A&B, 4/92-present; Chief Operating Officer of A&B, 4/91-4/92; Chairman of the Board of ABHI, 4/95-present; Chief Executive Officer of ABHI, 4/89-present; President of ABHI, 4/89-4/95;
Chairman of the Board of Matson, 4/95-present; Vice Chairman of the Board of Matson, 4/92-3/95; Chairman of the Board of C&H, 7/90-present; Director of A&B, 10/85-present; Director of Matson, 4/91-present; Director of ABHI, 4/89-present; prior to 4/89, held various executive positions with A&B, Matson and Matson's subsidiaries; first joined A&B or a subsidiary in 1976.

W. Allen Doane (48)
-------------------

     President of ABHI, 4/95-present; Chief Operating Officer of ABHI, 4/91-present; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (59)
-----------------------

     Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

G. Stephen Holaday (51)
-----------------------

     Senior Vice President of ABHI, 4/89-present; Vice President and Controller of A&B, 4/93-1/96; Vice President, Chief Financial Officer and Treasurer of A&B, 4/89-4/93; Chief Financial Officer and Treasurer of ABHI, 4/89-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (50)
-------------------

     Vice President (Investor Relations) of A&B, 1/95-present; Vice President (Corporate Planning & Development, Investor Relations) of A&B, 10/92-12/94; Vice President (Community & Investor Relations) of A&B, 2/91-10/92; Vice Presi-dent (Corporate & Investor Relations) of A&B, 8/88-1/91; Vice President of ABHI, 8/89-present; first joined A&B or a subsidiary in 1979.

Miles B. King (48)
------------------

     Vice President and Chief Administrative Officer of A&B, 4/93-present; Senior Vice President (Industrial Relations) of ABHI, 4/93-present; Senior Vice President (Human Resources) of Matson, 10/92-present; Executive Vice President of The Hay Group, 1988-1992.

David G. Koncelik (54)
----------------------

     Senior Vice President of ABHI, 1/94-present; President and Chief Executive Officer of C&H, 1/94-present; Executive Vice President and Chief Operating Officer of C&H, 1/91-12/93; Chief Financial Officer of C&H, 12/88-12/93; Senior Vice President of C&H, 12/88-12/90.

Michael J. Marks (57)
---------------------

     Vice President, General Counsel and Secretary of A&B, 4/89-present; Senior Vice President and General Counsel of ABHI, 4/89-present; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (54)
--------------------------

     President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Executive Vice President of Matson, 9/87-5/90; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-present; first joined Matson in 1965.

Glenn R. Rogers (52)
--------------------

     Vice President, Chief Financial Officer and Treasurer of A&B, 4/93-present; Senior Vice President, Chief Financial Officer and Treasurer of ABHI, 1/96-present; Senior Vice President, Marketing of Matson, 1/89-4/93; first joined A&B or a subsidiary in 1975.

Robert K. Sasaki (55)
---------------------

     Vice President of A&B, 7/90-present; Senior Vice President (Properties) of ABHI, 4/89-present; first joined A&B or a subsidiary in 1965.

Thomas A. Wellman (37)
----------------------

     Controller of A&B, 1/96-present; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-present; Controller of ABHI, 11/91-present; Area Controller (Hawaii), Matson, 9/90-10/91; Internal Auditor, A&B, 7/89-8/90; first joined A&B or a subsidiary in 1989.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     See the section captioned "Executive Compensation" on pages 8 through 13 of A&B's 1996 Proxy Statement, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

      See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on page 5 and on pages 6 and 7, respectively, of A&B's 1996 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      See the subsection titled "Certain Relationships and Transactions" on page 7 of A&B's 1996 Proxy Statement, the section titled "Compensation Committee Interlocks and Insider Participation" on page 16 of A&B's 1996 Proxy Statement, and the last paragraph of the subsection titled "Compensation of Directors" on page 4 of A&B's 1996 Proxy Statement, which are incorporated herein by reference.


                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

      A.    FINANCIAL STATEMENTS
            --------------------


            Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (in-corporated by reference to the pages of the 1995 Annual Report shown in parentheses below):

            Balance Sheets, December 31, 1995 and 1994
              (pages 30 and 31).
            Statements of Income for the years ended
              December 31, 1995, 1994 and 1993 (page 28).
            Statements of Shareholders' Equity for the
              years ended December 31, 1995, 1994 and
              1993 (page 32).
            Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993 (page 29).
            Notes to Financial Statements (pages 33 through
              39 and page 24 to the extent incorporated by
              Note 13).
            Independent Auditors' Report (page 21).

      B.    FINANCIAL STATEMENT SCHEDULES
            -----------------------------

            Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

            I - Condensed Financial Information of
                Registrant - Balance Sheets, December 31,
                1995 and 1994; Statements of Income and
                Cash Flows for the years ended December 31, 1995, 1994 and 1993; Notes to Condensed
                Financial Statements.

NOTE: All other schedules are omitted because of the absence of the condi-tions under which they are required or because the information called for is included in the financial statements or notes thereto.

      C.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K
            -----------------------------------------------

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

            (viii) Seventh Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 30, 1994, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., Credit Lyonnais Los Angeles Branch and Credit Lyonnais Cayman Island Branch (Exhibit 4.b.(viii) to A&B's Form 10-K for the year ended December 31, 1994).

              (ix) Eighth Amendment to Amended and Restated Revolving Credit and Term Loan Agreement, dated as of November 30, 1995, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Bank of California, N.A., Credit Lyonnais Los Angeles Branch and Credit Lyonnais Cayman Island Branch.

10.   Material contracts.

     10.a.     (i)  Purchase and Exchange Agreement, by and between Wailea
     Development Company, Inc. and Wailea Resort Company, Ltd., dated as of January 15, 1989; Letters of Guaranty of Alexander & Baldwin, Inc. and Shinwa Golf Kabushiki Kaisha, respectively, dated as of January 15, 1989; Press Release of Alexander & Baldwin, Inc., dated February 10, 1989; and Pro Forma Financial Information relative to the transaction (Ex-hibits 10.b.(vii)(a) through 10.b.(vii)(e) to A&B's Form 8-K dated February 10, 1989).

              (ii) Contract for the Construction of One Containership by and between Matson Navigation Company, Inc. and National Steel and Ship-building Company, dated January 31, 1990 (Exhibit 10.b.(vii) to A&B's Form 10-K for the year ended December 31, 1989).

             (iii) Issuing and Paying Agent Agreement between Matson Navigation Company, Inc. and Security Pacific National Trust (New York), with respect to Matson Navigation Company, Inc.'s $150 million commercial paper program dated September 18, 1992 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-Q for the quarter ended September 30, 1992).

              (iv) Issuing and Paying Agent Agreement among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and Security Pacific National Trust (New York), with respect to Matson Leasing Company, Inc.'s $115 million commercial paper program dated September 18, 1992
     (Exhibit 10.b.1.(xxix) to A&B's Form 10-Q for the quarter ended
     September 30, 1992).

               (v) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and First Hawaiian Bank, dated July 9, 1991 (Exhibit 10.b.(xi) to A&B's Form 10-Q for the quarter ended September 30,
     1991).

              (vi) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effec-tive as of December 20, 1990 (Exhibit 10.b.(ix) to A&B's Form 10-K for the year ended December 31, 1990).

             (vii) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B's Form 8-K dated June 4,
     1993).

            (viii) Amendment dated as of May 20, 1994 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended June 30, 1994).

              (ix) Amendment dated January 23, 1995 to the Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhi-bit 10.a.(xvi) to A&B's Form 10-K for the year ended December 31, 1994).

               (x) General Lease between the State of California and California and Hawaiian Sugar Company, dated September 24, 1992
     (Exhibit 10.a.(xiv) to A&B's Form 10-Q for the quarter ended June 30,
     1993).
              (xi) Amendment to Lease and Reservation of Easements, between the State of California and California and Hawaiian Sugar Company, dated as of July 29, 1993 (Exhibit 10.a.(xv) to A&B's Form 10-Q for the quarter ended September 30, 1993).

          (xii)(a) Commercial Paper Dealer Agreement between California and Hawaiian Sugar Company and First Chicago Capital Markets, Inc., dated April 22, 1991, with respect to California and Hawaiian Sugar Company's $100 million revolving credit facility (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 1993).

          (xii)(b) Depositary Agreement between California and Hawaiian Sugar Company and the First National Bank of Chicago, dated as of April 6, 1989 (Exhibit 10.a.(xix)(b) to A&B's Form 10-K for the year ended December 31,
     1994).

            (xiii) Amendment dated as of February 10, 1995, to Depositary Agreement between California and Hawaiian Sugar Company and The First National Bank of Chicago, dated as of April 6, 1989 (Exhibit 10.a.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

             (xiv) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xx) to A&B's Form 10-Q for the quarter ended September 30,
     1994).

              (xv) Amendment dated August 31, 1994 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank dated December 30, 1993 (Exhibit 10.a.(xxi) to A&B's
     Form 10-Q for the quarter ended September 30, 1994).

             (xvi) Second Amendment dated March 29, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xxiii) to A&B's Form 10-Q for the quarter ended March 31, 1995).

            (xvii) Amendment dated November 29, 1995 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993.

           (xviii) Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxiv) to A&B's Form 8-K dated June 30, 1995).

             (xix) Revised pro forma financial information relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxv) to A&B's Form 8-K/A dated June 30, 1995).

              (xx) Balance sheets as of December 31, 1993 and 1994 and State-ments of Income and Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994, relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxvi) to A&B's Form 8-K/A dated June 30, 1995).

             (xxi) Commercial Paper Dealer Agreement among California and Hawaiian Sugar Company, Inc., Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and Goldman Sachs Money Markets, L.P. dated June 20, 1995, with respect to California and Hawaiian Sugar Company, Inc.'s $100 million revolving credit facility (Exhibit 10.a.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1995).

            (xxii) Amendment dated as of June 30, 1995 to the Note Agreements, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended
     June 30, 1995).

           (xxiii) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.b.(x) to A&B's Form 10-Q for the quarter ended June 30, 1991).

            (xxiv) Amendment dated March 11, 1992 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(vii) to A&B's
     Form 10-K for the year ended December 31, 1992).

             (xxv) Second Amendment dated as of August 31, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(viii) to A&B's Form 10-K for the year ended December 31, 1993).

            (xxvi) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31,
     1992).

           (xxvii) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(xi) to A&B's Form 10-K for the year ended December 31, 1993).

       (xxviii)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(a) to A&B's Form 10-Q for the quarter ended June 30, 1995).

       (xxviii)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(b) to A&B's Form 10-Q for the quarter ended June 30, 1995).

            (xxix) Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc. and American President Lines, Ltd., dated as of September 22, 1995 (Exhibit 10.a.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1995).

             (xxx) Amendments Nos. 1 through 7, dated as of October 10, 1995, October 30, 1995, November 30, 1995, December 8, 1995, December 15, 1995, January 31, 1996 and February 8, 1996, respectively, to the Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated as of September 22, 1995.

            (xxxi) Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995.

           (xxxii) Amendment No. 1 dated December 28, 1995 to the Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995.

   *10.b.1.    (i)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as
     restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

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

      (v)Amendment No. 3 to the Alexander & Baldwin, Inc. 1983 Stock Option Plan (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended June 30, 1992).

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

              (ix) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of October 27, 1994
     (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31,
     1994).

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

             (xix) Amendment No. 2 to the A&B Excess Benefits Plan, effective August 24, 1994 (Exhibit 10.b.1.(xix) to A&B's Form 10-K for the year ended December 31, 1994).

              (xx) Amendment No. 3 to and Restatement of the A&B Excess Benefits Plan, effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

             (xxi) A&B Executive Survivor/Retirement Benefit Plan, Amended and Restated Effective July 1, 1991 (Exhibit 10.b.1.(xvii) to A&B's Form 10-K for the year ended December 31, 1992).

            (xxii) Amendment No. 1 to and Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995
     (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31,
     1994).

           (xxiii) A&B 1985 Supplemental Executive Retirement Plan, Amended and Restated Effective July 1, 1991 (Exhibit 10.b.1.(xviii) to A&B's Form 10-K for the year ended December 31, 1992).

            (xxiv) Amendment No. 1 to and Restatement of the A&B 1985 Supple-mental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

             (xxv) A&B Retirement Plan for Outside Directors, Amended and Restated Effective October 24, 1991 (Exhibit 10.b.1.(xix) to A&B's Form 10-K for the year ended December 31, 1992).

            (xxvi) Amendment No. 1 to and Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995
     (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31,
     1994).

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

13.  Annual report to security holders.

     13.   Alexander & Baldwin, Inc. 1995 Annual Report.

22.  Subsidiaries.

     22.   Alexander & Baldwin, Inc. Subsidiaries as of February 29, 1996

24. Consent of Deloitte & Touche LLP dated March 27, 1996 (included as last page of A&B's Form 10-K for the year ended December 31, 1995).

     D.    REPORTS ON FORM 8-K
           -------------------

           An amendment on Form 8-K/A, to a report on Form 8-K dated June 30, 1995, was filed on December 12, 1995, for the purpose of filing under Item 7 certain required pro forma financial information and financial statements relative to the sale by Matson Leasing and Matson (collectively, the "Sellers"), of Matson Leasing's container leasing business, through the sale of certain assets and liabilities of the Sellers (primarily of Matson Leasing).

                                   SIGNATURES
                                   ----------



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 27, 1996                By /s/ John C. Couch
                                       --------------------------------

                                       John C. Couch
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                DATE
     ---------                     -----                ----



/s/ John C. Couch             Chairman of the       March 27, 1996
-------------------------     Board, President
John C. Couch                 and Chief Execu-
                              tive Officer and
                              Director

/s/ Glenn R. Rogers           Vice President,       March 27, 1996
-------------------------     Chief Financial
Glenn R. Rogers               Officer and
                              Treasurer

/s/ Thomas A. Wellman         Controller            March 27, 1996
-------------------------
Thomas A. Wellman


/s/ Michael J. Chun           Director              March 27, 1996
-------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.        Director              March 27, 1996
-------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director              March 27, 1996
--------------------------
Walter A. Dods, Jr.


/s/ Charles G. King           Director              March 27, 1996
--------------------------
Charles G. King


/s/ Carson R. McKissick       Director              March 27, 1996
--------------------------
Carson R. McKissick


/s/ C. Bradley Mulholland     Director              March 27, 1996
--------------------------
C. Bradley Mulholland


/s/ Robert G. Reed III        Director              March 27, 1996
--------------------------
Robert G. Reed III


/s/ Maryanna G. Shaw          Director              March 27, 1996
--------------------------
Maryanna G. Shaw


/s/ Charles M. Stockholm      Director              March 27, 1996
--------------------------
Charles M. Stockholm

INDEPENDENT AUDITORS' REPORT

Alexander & Baldwin, Inc.:

We have audited the financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 25, 1996; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiaries, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information shown therein.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii

January 25, 1996

INDEPENDENT AUDITORS' CONSENT

Alexander & Baldwin, Inc.:

We consent to the incorporation by reference in Registration Statements
No. 2-72008, 2-84179, 33-31922, 33-31923 and 33-54825 of Alexander & Baldwin,
Inc. and its subsidiaries on Form S-8 of our reports dated January 25, 1996, appearing in and incorporated by reference in the Annual Report on Form 10-K of Alexander & Baldwin, Inc. and its subsidiaries for the year ended December 31, 1995.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii

March 27, 1996

                                                                    SCHEDULE I
                                                                    Page 1 of 4
ALEXANDER & BALDWIN, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

ALEXANDER & BALDWIN, INC. (Parent Company)
CONDENSED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
(In thousands)

                                                            1995          1994
                                                           ------        ------
ASSETS
Current Assets:
   Cash and cash equivalents                                 $44           $37
   Accounts and notes receivable, net                         75             1
   Prepaid expenses and other                              7,033         5,913
                                                        --------      --------
       Total current assets                                7,152         5,951
                                                        --------      --------
Investments:
   Subsidiaries consolidated, at equity                  584,151       596,070
   Other                                                  81,538        61,031
                                                        --------      --------
       Total investments                                 665,689       657,101
                                                        --------      --------
Real Estate Developments                                  -              8,196
                                                        --------      --------
Property, at cost                                         97,193        80,814
   Less accumulated depreciation and amortization         10,512         7,595
                                                        --------      --------
       Property -- net                                    86,681        73,219
                                                        --------      --------
Other Assets                                               1,234         1,232
                                                        --------      --------
       Total                                            $760,756      $745,699
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                         $319        $1,640
   Due to subsidiaries                                    53,805        54,162
   Other                                                   4,361         9,188
                                                        --------      --------
       Total current liabilities                          58,485        64,990
                                                        --------      --------
Long-Term Liabilities                                      5,127         7,485
                                                        --------      --------
Deferred Income Taxes                                     43,818        40,610
                                                        --------      --------
Commitments and Contingencies

Shareholders' Equity:
   Capital stock                                          37,133        37,493
   Additional capital                                     40,138        38,862
   Unrealized holding gains on securities                 39,830        29,073
   Retained earnings                                     550,042       541,910
   Cost of treasury stock                                (13,817)      (14,724)
                                                        --------      --------
       Total shareholders' equity                        653,326       632,614
                                                        --------      --------
       Total                                            $760,756      $745,699
                                                        ========      ========

See accompanying notes.

                                                                      SCHEDULE I
                                                                      Page 2 of 4

ALEXANDER & BALDWIN, INC. (Parent Company)
CONDENSED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(In thousands)

                                                         1995          1994        1993
Revenue:
   Net sales, revenue from services and rentals        $10,287       $ 9,753    $12,362
   Interest, dividends and other                         3,798         3,753      2,683
                                                       -------       -------    -------
       Total revenue                                    14,085        13,506     15,045
                                                       -------       -------    -------
Costs and Expenses:
   Cost of goods sold, services and rentals              2,946         4,972      3,289
   Selling, general and administrative                   9,111        11,119     10,904
   Interest and other                                    1,604         1,148      2,449
   Income taxes                                            427        (4,339)    (1,393)
                                                       -------       -------    -------
       Total costs and expenses                         14,088        12,900     15,249
                                                       -------       -------    -------
Income (Loss) Before Equity in Net Income
   Subsidiaries Consolidated                                (3)          606       (204)

Equity in Net Income From Continuing Operations of
   Subsidiaries Consolidated                            32,422        63,373     58,940

Equity in Net Income From Discontinued Operations
   of Subsidiaries Consolidated                         23,336 *      10,629      8,253
                                                       -------       -------    -------
                Net Income                             $55,755       $74,608    $66,989
                                                       =======       =======    =======

See accompanying notes.

* Includes an after-tax gain of $18 million on the sale of the net assets of Matson
  Leasing Company, Inc.


                                                                      SCHEDULE I
                                                                      Page 3 of 4

ALEXANDER & BALDWIN, INC. (Parent Company)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995,1994 AND 1993
(In thousands)

                                                          1995        1994      1993
                                                        -------     -------    -------

Cash Flows from Operations                              ($9,405)    ($6,341)   $11,696
                                                        -------     -------    -------
Cash Flows from Investing Activities:
   Capital expenditures                                    (678)       (935)      (800)
   Proceeds from sale (purchase) of investments          (1,514)      1,200         -
                                                        -------     -------    -------
   Net cash provided by (used in) investing activities   (2,192)        265       (800)
                                                        -------     -------    -------
Cash Flows from Financing Activities:
   Increase (decrease) in intercompany payable             (357)      5,066     (8,118)
   Dividends received from subsidiaries                  70,000      60,000     39,000
   Payments of long-term debt                            (6,892)       (935)      (936)
   Proceeds from issuances of capital stock                 468         122        288
   Repurchase of capital stock                          (11,580)    (17,717)     -
   Dividends paid                                       (40,035)    (40,563)   (40,777)
                                                        -------     -------    -------
   Net cash provided by (used in) financing activities   11,604       5,973    (10,543)
                                                        -------     -------    -------
Cash and Cash Equivalents:
   Net increase (decrease) for the year                       7        (103)       353
   Balance, beginning of year                                37         140       (213)
                                                        -------     -------    -------
   Balance, end of year                                     $44         $37       $140
                                                        =======     =======    =======

Other Cash Flow Information:
   Interest paid, net of amounts capitalized               $479        $889       $690
   Income taxes paid                                     53,014      18,391     15,123


See accompanying notes.


                                                                    SCHEDULE I
                                                                    Page 4 of 4

ALEXANDER & BALDWIN, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS


(a) ORGANIZATION AND OPERATIONS

Alexander & Baldwin, Inc. is the parent company of A&B-Hawaii, Inc. (ABHI) and Matson Navigation Company, Inc. (Matson). ABHI has principal business opera-tions of Food Products and Property Development and Management. Matson has principal business operations of Ocean Transportation and until June 1995, of Container Leasing. The net assets of Matson Leasing Company, Inc., the Company's container leasing subsidiary, were sold in June 1995 for $361.7 million in cash. Accordingly, the operating results and the gain on sale of The container leasing segment have been separately reported.

(b) LONG-TERM LIABILITIES

At December 31, 1995 and 1994, long-term liabilities consisted of the following:

                                                               1995        1994
                                                                (In thousands)
   Long-term debt:
     Limited partnership subscription notes,
         no interest, payable through 1996                     $850      $1,700
     Mortgage loans, collateralized by land and
         buildings, 9% to 12.5%, repaid in 1995                 -         6,041
               Total                                            850       7,741
         Less current portion                                   850       6,657
               Long-term debt                                     0       1,084
   Other--principally deferred compensation and
         executive survivors                                  5,127       6,401
               Total                                         $5,127      $7,485

At December 31, 1995, maturities of long-term debt during 1996 will be $850,000.

(c)COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position.

At December 31, 1995, the Company did not have any significant firm commitments.

(d)CASH DIVIDENDS FROM AFFILIATES

Cash dividends from a consolidated subsidiary were $70,000,000 in 1995, $60,000,000 in 1994 and $39,000,000 in 1993.