Form 10-Q
period 1996-03-31
ALEXANDER & BALDWIN INC
filed 1996-05-15
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


The condensed financial statements and notes for the first quarter of 1996 are presented below.

                              CONDENSED STATEMENTS OF INCOME
                          (In thousands except per share amounts)
                        ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                                         Three Months Ended
                                                              March 31
                                                          1996         1995
                                                         ------       ------
                                                             (unaudited)

Revenue:
    Net sales, revenue from services and rentals        $253,719      $239,541
    Interest, dividends and other                          5,257         6,181
                                                        --------      --------
        Total revenue                                    258,976       245,722
                                                        --------      --------


Costs and Expenses:
    Costs of goods sold, services and rentals            211,529       200,233
    Selling, general and administrative                   27,313        28,812
    Interest                                               9,110         8,517
    Interest capitalized                                    (300)       (1,065)
    Income taxes                                           4,133         3,271
                                                        --------      --------
        Total costs and expenses                         251,785       239,768
                                                        --------      --------


Income from Continuing Operations                          7,191         5,954

Income from Discontinued Operations of Matson
    Leasing Co. (net of interest and applicable
    income taxes) (Note e)                                  -            2,606
                                                        --------      --------
Net Income                                              $  7,191      $  8,560
                                                        ========      ========

Earnings Per Share
    Continuing Operations                               $   0.16      $   0.13
    Discontinued Operations                                 -             0.06
                                                        --------      --------

        Total                                           $   0.16      $   0.19
                                                        ========      ========

Dividends Per Share                                     $   0.22      $   0.22

Average Number of Shares Outstanding                      45,305        45,643


                                  INDUSTRY SEGMENT DATA
                                     (In thousands)
                        ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                         Three Months Ended
                                                               March 31
                                                          1996          1995
                                                         ------        ------
                                                             (unaudited)


Revenue:
    Ocean Transportation                                $152,222      $145,042
    Property Development and Management:
        Leasing                                            8,888         8,081
        Sales                                              2,161         4,121
    Food Products                                         95,040        87,797
    Other                                                    665           681
                                                        --------      --------
        Total                                           $258,976      $245,722
                                                        ========      ========

Operating Profit: (1)
    Ocean Transportation                                $ 17,613      $ 17,102
    Property Development and Management:
        Leasing                                            5,942         5,474
        Sales                                                232         1,696
    Food Product                                            (888)       (3,842)
    Other                                                    613           613
                                                        --------      --------
        Total                                           $ 23,512      $ 21,043
                                                        ========      ========

(1) Before interest expense, corporate expenses and income taxes

                                  CONDENSED BALANCE SHEETS
                                       (In thousands)
                         ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                      March 31     December 31
                                                        1996          1995
                                                      --------     -----------
                                                            (unaudited)
                                         ASSETS
Current Assets:
  Cash and cash equivalents                         $   19,174     $   32,150
  Accounts and notes receivable, net                   155,143        146,767
  Inventories                                           94,928         86,106
  Real estate held for sale                             26,885         23,550
  Deferred income taxes                                 11,439         11,439
  Prepaid expenses and other                            21,981         13,413
  Accrued deposits to Capital Construction Fund         (6,270)        (6,233)
                                                    ----------     ----------
     Total current assets                              323,280        307,192
                                                    ----------     ----------
Investments                                             76,449         82,246
                                                    ----------     ----------
Real Estate Developments                                57,315         56,104
                                                    ----------     ----------
Property, at cost                                    1,919,413      1,753,906
  Less accumulated depreciation and amortization       803,161        780,392
                                                    ----------     ----------
     Property - net                                  1,116,252        973,514
                                                    ----------     ----------
Capital Construction Fund                              174,545        317,212
                                                    ----------     ----------
Other Assets                                            46,647         46,491
                                                    ----------     ----------
Total                                               $1,794,488     $1,782,759
                                                    ==========     ==========


                                    LIABILITIES AND
                                  SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                 $   36,785     $   35,855
  Short-term commercial paper borrowing                 83,000         83,000
  Accounts payable                                      34,123         30,916
  Other                                                 72,269         73,022
                                                    ----------     ----------
     Total current liabilities                         226,177        222,793
                                                    ----------     ----------

Long-term Liabilities:
  Long-term debt                                       396,048        380,389
  Capital lease obligations                             20,576         24,186
  Post-retirement benefit obligations                  119,205        118,472
  Other                                                 55,757         56,862
                                                    ----------     ----------
     Total long-term liabilities                       591,586        579,909
                                                    ----------     ----------

Deferred Income Taxes                                  331,187        330,379
                                                    ----------     ----------

Shareholders' Equity:
  Capital stock                                         37,137         37,133
  Additional capital                                    40,657         40,138
  Unrealized holding gains on securities                37,506         39,830
  Retained earnings                                    543,611        546,394
  Cost of treasury stock                               (13,373)       (13,817)
                                                    ----------     ----------
     Total shareholders' equity                        645,538        649,678
                                                    ----------     ----------


     Total                                          $1,794,488     $1,782,759
                                                    ==========     ==========

                             CONDENSED STATEMENTS OF CASH FLOWS
                                       (In thousands)
                         ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                                        Three Months Ended
                                                             March 31
                                                         1996         1995
                                                        ------       ------
                                                            (unaudited)


Cash Flows from Continuing Operating Activities        $   5,635    $   7,613
                                                       ---------    ---------


Cash Flows from Continuing Investing Activities:
  Capital expenditures                                  (166,347)     (14,328)
  Proceeds from disposal of property,
      investments and other assets                         2,129           69
  Deposits into Capital Construction Fund                 (2,796)      (2,361)
  Withdrawals from Capital Construction Fund             145,500         -
  Increase in investments                                   -          (1,560)
                                                       ---------    ---------
    Net cash used in continuing investing activities     (21,514)     (18,180)
                                                       ---------    ---------


Cash Flows from Continuing Financing Activities:
  Proceeds from issuances of long-term debt               26,000       33,000
  Payments of long-term debt                             (13,244)      (8,176)
  Proceeds from issuances of short-term
    commercial paper                                        -          20,884
  Proceeds from issuances of capital stock                   117         -
  Repurchases of capital stock                              -          (5,337)
  Dividends paid                                          (9,970)     (10,046)
                                                         -------    ---------

    Net cash provided by continuing financing
         activities                                        2,903       30,325
                                                         -------    ---------


Net Increase (Decrease) in Cash and Cash
  Equivalents from Continuing Operations                ($12,976)   $  19,758
                                                        ========    =========

Net Decrease in Cash and Cash
  Equivalents from Discontinued Operations                  -       ($  7,488)
                                                        ========    =========

Other Cash Flow Information - Continuing Operations:
  Interest paid, net of amounts capitalized             $  8,529    $   7,191
  Income taxes paid, net of refunds                        2,501          730

Other Non-Cash Information - Continuing Operations:
  Accrued deposits to Capital Construction
      Fund, net of accrued withdrawals                        37          175
  Depreciation                                            21,745       21,136


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 1996 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 1996 and 1995 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deductions and various tax credits.

(c) Certain amounts have been reclassified to conform with current year presentation.

(d) In June 1995, the Company announced the closure of sugar production at its McBryde Sugar Company, Limited subsidiary on Kauai. The closure costs of $8.1 million were recognized in June 1995. Additional discussion of this matter is included in Item 2 of the current Form 10-Q.

(e) In June 1995, the Company sold the net assets of its container leasing subsidiary, Matson Leasing Company, Inc., for approximately $361.7 million in cash, and recognized an after-tax gain of $18 million. Specifically excluded from the sale were long-term debt and U. S. tax obligations of the business. Accordingly, the consolidated financial statements for 1995 have been restated to report separately the operating results and cash flows of the container leasing segment as a discontinued operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------


FIRST QUARTER EVENTS:

OPERATING RESULTS: Net income for the first quarter of 1996 was $7,191,000, or $0.16 per share. The net income for the comparable period of 1995 was
$8,560,000, or $0.19 per share.   The 1995 first quarter, however, included
$2,606,000, or $0.06 per share, from the operations of Matson Leasing Company, Inc., the net assets of which were sold in June 1995 (see note `e'' to the interim condensed financial statements.) Excluding these 1995 earnings, income from continuing operations in the 1996 first quarter rose 21 percent compared with the first quarter of 1995.

PACIFIC ALLIANCE SERVICE: As part of its newly formed alliance with American President Lines, Ltd. (APL), Matson Navigation Company, Inc. (Matson) purchased one vessel from APL in December 1995 and five vessels from APL in January 1996. In February 1996, Matson's Guam-Micronesia service was inaugurated.

FOOD PRODUCTS CONCERNS: Cost control initiatives that began during the second half of 1995 have made a positive contribution to the first quarter 1996 results. Staff reductions and process improvements at the Company's sub-sidiary, California and Hawaiian Sugar Company, Inc. (C&H), contributed to that business' first quarter operating profit. Improved demand for refined sugar products also contributed favorably to the segment's first quarter results.

     In June 1995, the Company began the process of winding down the unprofitable sugar-growing operations at its Kauai plantation. The final sugarcane harvest has begun and is expected to be completed in September 1996. An estimated closure cost of $8.1 million was recognized in the second quarter of 1995. The principal components of this amount were the write-off of the sugar factory and other sugar-related fixed assets, the write-off of materials and supplies inventories, severance costs, and increases in self-insurance medical and workers' compensation accruals. These charges are partially offset by pension and post-retirement plan curtailment gains. Approximately 200 employees will be laid off during the closure process.

     Efforts are continuing to improve the profitability of the Company's sugar-growing operations on Maui. The 1995 yield decline, which is believed to have resulted primarily from water and fertilizer deficiencies, is continuing
to impact the 1996 sugarcane harvest.   These matters are being addressed, but
the impacts will continue to be felt through the current year's production.

LEGISLATION: Late in the first quarter of 1996, the U.S. Congress passed and, in April, the President signed, new agricultural legislation called the Federal Agricultural Improvement and Reform Act. Along with provisions affecting many crops for the next seven years, the new law made changes to the sugar price-support mechanisms. These changes included eliminating market allocation mechanisms, lowering the sugar support by providing for government recourse loans when imports of raw sugar are below a defined threshold and establishing a minimum level of raw sugar imports. Although some of these changes will be beneficial, they fell short of the relief sought by the Company and the cane sugar refining industry.

     The administration of sugar legislation is a critical factor affecting raw sugar costs for C&H. Since November 1995, the U.S. Department of Agriculture has raised the sugar import quota three times. The most recent change, on April 1, 1996, added 220,000 tons, increasing the quota to 2,165,000 tons. Actual deliveries will depend on the ability of foreign producers to supply the tonnage. These increases have, however, already resulted in modestly reduced domestic raw sugar prices, as measured by the No. 14 futures price. Although lower raw sugar prices negatively impact sugar growers, the potential for improved sugar refinery margins is very important to the Company's results and to the future of the Hawaii sugar industry, since C&H is the sole purchaser of Hawaii-produced raw sugar.

PROFIT IMPROVEMENT INITIATIVES: Also contributing to the first quarter improvements were the late-1995 staff reductions at the Company's headquarters and its real-estate business, the freezing of executive salaries, the elimination of Company-owned executive automobiles and the 1995 relocation of Matson's customer service operations to Phoenix, Arizona. The planned sale of the Company's airplane has not yet occurred, but it is being marketed actively.

ECONOMIC CONDITIONS: The outlook for Hawaii's economy remains modestly encouraging, amid forecasts of slow, but steady, growth. Hawaii's visitor industry continues to improve, with visitor arrivals at near all-time highs and hotel occupancy rates up slightly from 1995. Important segments within the construction industry, however, continue to be depressed, holding economic growth down and slowing overall recovery. Automobile purchases are down considerably from previous years, although projections of per capita personal income anticipates small increases for 1996. The Company does not expect the Hawaii economy to provide a significant boost to earnings for 1996.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal liquid resources, comprised of cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $385.4 million at March 31, 1996, a decrease of $17.9 million from December 31, 1995. The decrease was due primarily to lower amounts available under lines of credit and lower cash balances, partially offset by higher receivables and increased sugar inventories. Accounts receivable increased $8.4 million, due primarily to the commencement of the previously discussed Guam-Micronesia service. Sugar inventories increased $7.8 million, due to seasonal production at the Company's Maui plantation, partially offset by a reduction in refined sugar tonnage carried in inventory at C&H. The $13 million decrease in cash and cash equivalents was primarily the result of first quarter capital expenditures.

     Working capital was $97.1 million at March 31, 1996, an increase of $12.7 million from the comparable amount at the end of 1995. This increase was due primarily to the previously described increases in receivables and sugar inventories, partially offset by the decline in cash balances. In addition, prepaid and other expenses increased $8.6 million from December 31, 1995, due primarily to an advance payment for the purchase and transportation of foreign raw sugar to C&H.

RESULTS OF  SEGMENT OPERATIONS -
FIRST QUARTER 1996 COMPARED WITH THE FIRST QUARTER 1995

OCEAN TRANSPORTATION revenue of $152.2 million for the first quarter of 1996 was five-percent higher than the 1995 first quarter revenue. Similarly, operating profit of $17.6 million was three-percent higher than in the first quarter of 1995. These increases were primarily the result of the new Guam-Micronesia service, a rate increase for the Hawaii service, operating improvements and better results for the Pacific Coast Shuttle service, partially offset by lower Hawaii cargo and automobile volumes, and higher fuel costs. Total Hawaii service container volume was seven-percent lower than the container volume in first quarter of 1995, reflecting the continued weaknesses in certain sectors of Hawaii's economy and the start of an eastbound service by a competitor in the second half of 1995. Total shipments of automobiles were 39-percent lower than in the first quarter of 1995.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $8.9 million for the first quarter of 1996 was ten-percent higher than the first quarter 1995 revenue and operating profit of $5.9 million was nine-percent higher the 1995 first quarter amount. These increases were due primarily to the contributions of properties added to the leased property portfolio at midyear in 1995. The additional leased properties included two retail centers on the Mainland (Greeley, Colorado and Reno, Nevada) and a Price-Costco ground lease in Kahului, Maui. Occupancy rates for the Company's mainland United States leased property portfolio averaged 98 percent for the first quarter of 1996, versus 97 percent for the first quarter of 1995. The Company's Hawaii occupancy rates averaged 90 percent, versus 89 percent in the first quarter of 1995.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $2.2 million in the first quarter of 1996 was about $2.0 million lower than in the first quarter of 1995. Likewise, the gross margin on property sales for the first quarter of 1996 was about $1.5 million less than that of the comparable period of 1995.

     The mix of property sales in any quarter can be diverse. These sales can include property sold under threat of condemnation, developed residential real-estate, commercial properties, developable subdivision lots and undeveloped land. The sales of undeveloped land and subdivision lots generally provide greater contribution margins than do the sales of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate available for sale are not necessarily indicators of future profitability for this segment.

     During the first quarter of 1996, there were no major industrial property sales or other large parcel sales, but there were 12 lower-margin residential subdivision sales. First-quarter 1995 sales included three industrial lots and ten residential subdivision lots.

FOOD PRODUCTS revenue of $95.0 million for the first quarter of 1996 was eight percent higher than the revenue reported for the comparable period of 1995. The first quarter operating loss of $888,000 represented a significant reduc-tion from the $3.8 million operating loss recorded during the first quarter of 1995. Sugar refining results improved considerably, due primarily to increased sales volume, a favorable product sales-mix and cost savings resulting from the late-1995 business restructuring. Hawaii agribusiness results were worse than last year, due primarily to the timing of raw sugar sales.

OTHER ANALYSIS

INTEREST EXPENSE: Reported interest expense for the first quarter of 1996 was $9.1 million, compared with $8.5 million for the first quarter of 1995. Current and non-current portions of funded debt and capital lease obligations totaled $536,409,000 at March 31, 1996, compared with $700,561,000 a year earlier.

     Following the sale of Matson Leasing Company, Inc.'s net assets in 1995, a significant amount of debt was retired, using the proceeds received from the sale. For the first quarter of 1995, approximately $3,467,000 of interest was included as an operating expense of the container leasing business. This 1995 amount is included, net of taxes, as part of income from discontinued operations. Consequently, the total interest expense of the Company actually declined by 24 percent for the first quarter of 1996 compared with the first quarter of 1995, an amount which closely correlates to the 23 percent reduction in debt levels from March 31, 1995. Average borrowing rates were approximately
6.5 percent and 7 percent, respectively, for the 1996 and 1995 first quarters.

STOCK REPURCHASES: No stock repurchases occurred during the first quarter of 1996.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company from time to time may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings such as this Form 10-Q, press releases made by the Company, and oral statements made by the officers of the Company. Except for historical information contained in this Form 10-Q or other written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local level; (5) changes in, and manner of administration of, the federal sugar program; (6) dependence on raw sugar suppliers and other third-party suppliers; and (7) other risk factors described elsewhere in this Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

      (a)  Exhibits
           --------

           11.  Statement re computation of per share earnings.

           27.  Financial Data Schedule.

      (b)  Reports on Form 8-K
           -------------------


                No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALEXANDER & BALDWIN, INC.
                               ---------------------------------
                                          (Registrant)



Date: May 13, 1996              /s/ Glenn R. Rogers
                                ---------------------------------
                                Glenn R. Rogers
                                Vice President and Chief
                                Financial Officer



Date: May 13, 1996              /s/ Thomas A. Wellman
                                ---------------------------------
                                Thomas A. Wellman
                                Controller

                                 EXHIBIT INDEX
                                 -------------

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.