Form 10-Q
period 1996-06-30
ALEXANDER & BALDWIN INC
filed 1996-08-14
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
- -----------------------------


The condensed financial statements and notes for the second quarter and first six months of 1996 are presented below with comparative 1995 financial statements.

                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                        Three Months Ended   Six Months Ended
                                              June 30             June 30
                                          1996      1995      1996      1995
                                          ----      ----      ----      ----
                                           (unaudited)         (unaudited)

Revenue:
  Net sales, revenue from services and
    rentals                             $303,336  $264,581  $557,055  $504,122
  Interest, dividends and other            4,656     5,686     9,913    11,867
                                        --------  --------  --------  --------
      Total revenue                      307,992   270,267   566,968   515,989
                                        --------  --------  --------  --------


Costs and Expenses:
  Costs of goods sold, services and
    rentals                              244,933   221,864   456,462   422,097
  Selling, general and administrative     26,707    27,151    54,020    55,963
  Plantation closure (Note d)               -        8,100      -        8,100
  Interest                                 8,560     8,599    17,670    17,116
  Interest capitalized                      (184)     (888)     (484)   (1,953)
  Income taxes                            10,206     1,901    14,339     5,172
                                        --------  --------  --------  --------
      Total costs and expenses           290,222   266,727   542,007   506,495
                                        --------  --------  --------  --------

Income from Continuing Operations         17,770     3,540    24,961     9,494

Discontinued Operations (Note e):
  Income from operations of Matson Leasing
    Co. (less applicable income taxes)      -        2,730      -        5,336
  Gain on sale of Matson Leasing Co.
    (less applicable income taxes
    of $9,100)                              -       17,206      -       17,206
                                        --------  --------  --------  --------
Net Income                              $ 17,770  $ 23,476  $ 24,961  $ 32,036
                                        ========  ========  ========  ========

Earnings Per Share:
  Continuing operations                 $   0.39  $   0.08  $   0.55  $   0.21
  Discontinued operations                   -         0.43      -         0.49
                                        --------  --------  --------  --------
      Total                             $   0.39  $   0.51  $   0.55  $   0.70
                                        ========  ========  ========  ========


Dividends Per Share                     $   0.22  $   0.22  $   0.44  $   0.44

Average Number of Shares Outstanding      45,295    45,513    45,300    45,578


                             INDUSTRY SEGMENT DATA
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                        Three Months Ended   Six Months Ended
                                              June 30             June 30
                                         1996       1995      1996       1995
                                         ----       ----      ----       ----
                                           (unaudited)          (unaudited)

Revenue
  Ocean Transportation                  $173,201  $149,663  $325,423  $294,705
  Property Development and Management:
    Leasing                                9,085     8,441    17,973    16,522
    Sales                                  5,125     2,874     7,286     6,995
  Food Products                          119,908   108,588   214,948   196,385
  Other                                      673       701     1,338     1,382
                                        --------  --------  --------  --------
      Total                             $307,992  $270,267  $566,968  $515,989
                                        ========  ========  ========  ========


Operating Profit: (1)
  Ocean Transportation                  $ 26,648  $ 20,855  $ 44,261  $ 37,957
  Property Development and Management:
    Leasing                                6,243     5,729    12,185    11,203
    Sales                                  2,995     1,524     3,227     3,220
  Food Products                            2,696   (11,388)    1,808   (15,230)
    Other                                    628       656     1,241     1,269
                                        --------  --------  --------  --------
      Total                             $ 39,210  $ 17,376  $ 62,722  $ 38,419
                                        ========  ========  ========  ========


(1) Before interest expense, corporate expenses and income taxes


                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                                   June 30      December 31
                                                     1996          1995
                                                     ----          ----
                                                  (unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                       $   22,606    $   32,150
  Accounts and notes receivable, net                 160,890       146,767
  Inventories                                        103,072        86,106
  Real estate held for sale                           24,634        23,550
  Deferred income taxes                               12,277        11,439
  Prepaid expenses and other                          18,345        13,413
  Accrued deposits to Capital Construction Fund       (5,865)       (6,233)
                                                  ----------    ----------
    Total current assets                             335,959       307,192
                                                  ----------    ----------
Investments                                           78,536        82,246
                                                  ----------    ----------
Real Estate Developments                              64,228        56,104
                                                  ----------    ----------
Property, at cost                                  1,927,769     1,753,906
  Less accumulated depreciation and amortization     826,877       780,392
                                                  ----------    ----------
    Property - net                                 1,100,892       973,514
                                                  ----------    ----------
Capital Construction Fund                            177,360       317,212
                                                  ----------    ----------
Other Assets                                          48,956        46,491
                                                  ----------    ----------
Total                                             $1,805,931    $1,782,759
                                                  ==========    ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt               $   35,423    $   35,855
  Short-term commercial paper borrowings              85,000        83,000
  Accounts payable                                    37,493        30,916
  Other                                               94,260        73,022
                                                  ----------    ----------
      Total current liabilities                      252,176       222,793
                                                  ----------    ----------
Long-term Liabilities:
  Long-term debt                                     375,516       380,389
  Capital lease obligations                           19,124        24,186
  Post-retirement benefit obligations                118,919       118,472
  Other                                               61,349        56,862
                                                  ----------    ----------
      Total long-term liabilities                    574,908       579,909
                                                  ----------    ----------
Deferred Income Taxes                                335,555       330,379
                                                  ----------    ----------

Shareholders' Equity:
  Capital stock                                       37,107        37,133
  Additional capital                                  41,866        40,138
  Unrealized holding gains on securities              38,799        39,830
  Retained earnings                                  538,893       546,394
  Cost of treasury stock                             (13,373)      (13,817)
                                                  ----------    ----------
      Total shareholders' equity                     643,292       649,678
                                                  ----------    ----------

      Total                                       $1,805,931    $1,782,759
                                                  ==========    ==========


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                        Six Months Ended
                                                             June 30
                                                       1996          1995
                                                       ----          ----
                                                          (unaudited)

Cash Flows from Continuing Operating Activities      $ 51,495      $ 48,342
                                                     --------      --------


Cash Flows from Continuing Investing Activities:
  Capital expenditures                               (173,956)      (27,681)
  Proceeds from sale of subsidiary                                  357,471
  Proceeds from disposal of property, investments
    and other assets                                    1,417           185
  Deposits into Capital Construction Fund              (6,016)       (5,173)
  Withdrawals from Capital Construction Fund          145,500           145
  (Increase) reduction  in investments                  1,184        (1,616)
                                                     --------      --------

      Net cash provided by (used in) continuing
        investing activities                          (31,871)      323,331
                                                     --------      --------


Cash Flows from Continuing Financing Activities:
  Proceeds from issuances of long-term debt            26,000        40,000
  Payments of long-term debt                          (36,161)      (24,597)
  Proceeds from issuances of short-term
    commercial paper - net                              2,000        18,000
  Proceeds from issuances of capital stock                173          -
  Repurchases of capital stock                         (1,250)       (5,337)
  Dividends paid                                      (19,930)      (20,059)
                                                     --------      --------
      Net cash provided by (used in) continuing
        financing activities                          (29,168)        8,007
                                                     --------      --------

Net Increase (Decrease) in Cash and Cash
  Equivalents from Continuing Operations             $ (9,544)     $379,680
                                                     ========      ========

Net Decrease in Cash and Cash
  Equivalents from Discontinued Operations (Note e)  $   -         $(21,785)
                                                     ========      ========

Other Cash Flow Information - Continuing Operations:
  Interest paid, net of amounts capitalized          $ 17,421      $ 21,843
  Income taxes paid, net of refunds                     4,804         1,191

Other Non-Cash Information - Continuing Operations:
  Net accrued deposits (withdrawals) to Capital
    Construction Fund                                    (368)      145,961
  Depreciation                                         44,299        42,464
  Cash dividends accrued                                9,971        10,013
  Tax-deferred property exchange                        2,825          -
  Change in unrealized holding gains                    1,031          -



FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of June 30, 1996 and the condensed statements of income for the three months and six months ended June 30, 1996 and the condensed statements of cash flows for the six months ended June 30, 1996 and 1995 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deductions and various tax credits.

(c) Certain amounts have been reclassified to conform with the current year presentation.

(d) In June 1995, the Company announced the closure of sugar production at its McBryde Sugar Company, Limited subsidiary on Kauai. Closure costs of $8.1 million were recognized in June 1995. Additional discussion of this matter is included in Item 2 of this current Form 10-Q.

(e) In June 1995, the Company sold the net assets of its container leasing subsidiary, Matson Leasing Company, Inc., for approximately $361.7 million in cash, and recognized an after-tax gain of $17.2 million. Specifically excluded from the sale were long-term debt and U.S. tax obligations of the business. Accordingly, the consolidated financial statements for 1995 report separately the operating results and cash flows of the container leasing segment as a discontinued operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
- ---------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------

OPERATING RESULTS

     Net income for the second quarter of 1996 was $17,770,000, or $0.39 per share. Net income for the comparable period of 1995 was $23,476,000, or $0.51 per share. Results for the second quarter of 1995, however, included an after-tax gain of $17,206,000, or $0.38 per share, from the sale of Matson Leasing Company, Inc. in June 1995 and $2,730,000, or $0.05 per share, from that business' operations, net of taxes.

     Net income for the first half of 1996 was $24,961,000, or $0.55 per share, versus $32,036,000, or $0.70 per share, in 1995. Results for the first half of 1995, however, also included the after-tax gain of $17,206,000, or $0.38 per share, from the sale of Matson Leasing and $5,336,000, or $0.11 per share, from its operations, net of taxes.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal liquid resources, comprising cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund totaled $412.0 million at June 30, 1996, an increase of $8.7 million from December 31, 1995. The increase was due primarily to an increase in trade receivables and sugar inventories, partially offset by lower cash balances and lower amounts availa-ble under lines of credit. Accounts receivable increased $14.1 million, due primarily to the commencement of Matson's Guam/Alliance service and increased revenues at the Company's California and Hawaiian Sugar Company, Inc. (C&H) refinery. Sugar inventories increased $11.7 million, due to seasonal produc-tion at the Company's Maui plantation and an increase in refined sugar tonnage carried in inventory at C&H. The $9.5 million decrease in cash and cash equi-valents was primarily the result of second quarter capital expenditures and payments of long-term debt and dividends.

     Working capital was $83.8 million at June 30, 1996, compared to $84.4 million at the end of 1995. Inventories were $17 million higher than 1995
year-end, due to seasonal increases in sugar production.   Accounts and notes
receivable were $14.1 million higher than at year-end 1995 due to Matson's Guam/Alliance service and C&H's increased sales volume in the second quarter. Nearly offsetting these current asset increases were increases of $21.2 million
in other liabilities and $6.6 million in accounts payable.   The increase in
other liabilities was mainly due to advances owed by C&H to the Hawaii sugar growers under supply contracts, self-insurance reserves, accrued payroll and taxes, all of which were within the normal course of business.

RESULTS OF  SEGMENT OPERATIONS -
SECOND QUARTER 1996 COMPARED WITH THE SECOND QUARTER 1995

OCEAN TRANSPORTATION revenue of $173.2 million for the second quarter of 1996 was 16 percent higher than the 1995 second quarter revenue. Operating profit of $26.6 million was 28 percent higher than in the second quarter of 1995. These increases were primarily the result of the new Guam/Alliance service, and secondarily a 3.8 percent rate increase for the Hawaii service and additional cargo carriage in the Pacific Coast service. These increases were partially offset by lower Hawaii cargo volume. Total Hawaii service container volume was five-percent lower than the container volume in second quarter of 1995, reflecting the continued weaknesses in certain sectors of Hawaii's economy and the start of an eastbound service by a competitor in the second half of 1995. Total shipments of automobiles were 12-percent lower than in the second quarter of 1995. Weakness in the Hawaii construction industry continues to affect container volume adversely. An additional rate increase of 1.1 percent for the Hawaii service went into effect in mid-June, but did not contribute materially to the quarter's results. This rate increase is intended to offset partially Matson's increased fuel costs.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9.1 million for the second quarter of 1996 was eight-percent higher than the second quarter 1995 revenue, and operating profit of $6.2 million was nine-percent higher than the 1995 second quarter amount. These increases were due primarily to the contributions of real estate added to the leased property portfolio during the second half of 1995. The additional leased property included two retail centers on the Mainland (Greeley, Colorado and Reno, Nevada) and a PriceCostco ground lease in Kahului, Maui.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $5.1 million, versus $2.9 million for the second quarter of 1995. Operating profit nearly doubled compared with the prior year second quarter. Sales in the second quarter of 1996 included one developed business lot and seven residential properties. Sales in the second quarter of 1995 included several small, developed business lots, an unimproved parcel and four residential lots.

     The mix of property sales in any quarter can be diverse. These sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sales of undeveloped land and subdivision lots generally provide greater contribution margins than do the sales of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate available for sale are not necessarily indicators of future profitability for this segment.

FOOD PRODUCTS revenue of $119.9 million for the second quarter of 1996 was ten-percent higher than the revenue reported for the comparable period of 1995.
The second quarter operating profit of $2.7 million represented a significant improvement from the $11.4 million operating loss recorded during the second quarter of 1995. That figure, however, included an $8.1 million pre-tax charge for phasing out sugar operations at the Company's plantation on Kauai. Sugar refining results improved considerably, due primarily to increased sales volume and prices for refined sugar products, as well as lower costs at C&H's refinery, following the 1995 restructuring (as discussed in the "Other Matters" section of this report). In spite of increased import quotas for foreign sugar, raw sugar prices remained at relatively high levels.

RESULTS OF  SEGMENT OPERATIONS -
FIRST SIX MONTHS OF 1996 COMPARED WITH THE FIRST SIX MONTHS OF 1995

OCEAN TRANSPORTATION revenue of $325.4 million, for the first half of 1996, rose ten percent and operating profit of $44.3 million rose 17 percent, primarily due to the new Guam/Alliance service and secondarily, due to a 3.8 percent rate increase for the Hawaii service and additional cargo carriage in the Pacific Coast service. These increases were partially offset by lower Hawaii cargo volume. For the first half, Matson's total Hawaii container volume was down six percent and its total automobile volume was down 26 percent.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue, for the first half of 1996, of $18.0 million, was nine-percent greater than the results in the comparable 1995 period. Operating profit of $12.2 million was nine-percent higher than the first half of 1995. These increases were due primarily to the contributions of properties added to the leased property portfolio in the second half of 1995. The additional leased properties included two retail centers on the Mainland (Greeley, Colorado and Reno, Nevada) and a PriceCostco ground lease in Kahului, Maui. Occupancy rates for the Company's leased property portfolio on the U.S. mainland averaged 98 percent for the first six months of 1996, versus 97 percent for the first six months of 1995. The Company's Hawaii occupancy rates averaged 88 percent, versus 89 percent in the first six months of 1995.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $7.3 million in the first half of 1996 was nearly the same as the $7.0 million in sales recorded in the first half of 1995. Operating profit from property sales for the first half of $3.2 million also was virtually the same as in the first half of 1995. Sales in the first half of 1996 included one developed business lot and 19 residential properties. Sales in the comparable period of 1995 included several small, developed business lots, an unimproved parcel and 14 residential lots.

FOOD PRODUCTS revenue of $214.9 million for the first half of 1996 was nine-percent higher than the revenue reported for the comparable period of 1995. Operating profit of $1.8 million for the first half of 1996 represented a significant improvement from the $15.2 million operating loss recorded during the comparable period of 1995. That figure, however, included the $8.1 million pre-tax charge for phasing out sugar operations at the Company's plantation on Kauai (as discussed in the "Other Matters" section of this report).

OTHER MATTERS

INTEREST EXPENSE: Reported interest expense, before capitalized interest, for the first half of 1996 was $17.7 million, compared to $17.1 million for the first half of 1995. Current and non-current portions of funded debt and capital lease obligations totaled $515.1 million at June 30, 1996, compared with $681.5 million a year earlier.

     Following the sale of Matson Leasing Company, Inc.'s net assets in 1995, a significant amount of debt was retired, using the proceeds received from the sale. For the first half of 1995, approximately $7 million of interest was included as an operating expense of the container leasing business. This 1995 amount is included, net of taxes, as part of income from discontinued opera-tions in the current financial presentation. Consequently, the total interest expense of the Company actually declined by approximately 25 percent for the first half of 1996, compared with the comparable 1995 period, an amount which closely correlates to the 24 percent reduction in debt levels from June 30, 1995. Average borrowing rates were approximately 6.5 percent for the first half of 1996, compared with 6.9 percent for the first half of 1995.

TAX-DEFERRED EXCHANGES: In June 1996, the Company sold a parcel of land on Maui for approximately $2.8 million. The proceeds from this sale are expected to be reinvested on a tax-deferred basis and are reflected in the Statements of Cash Flows under the caption of "Other Non-Cash Information."

STOCK REPURCHASES: During the second quarter, 50,000 shares of Alexander & Baldwin, Inc. (A&B) stock were repurchased at market prices. A total of 1,283,934 shares have been repurchased at an average cost of $23.79 per share since the current two-million share repurchase program initially was approved by the Company in December 1993.

ENVIRONMENTAL MATTERS: As with most industrial and land-development companies' operations of its size, A&B's operations have certain risks which could result in expenditures for environmental remediation. The Company believes that it is in compliance, or is in the process of taking actions to be in compliance, in all material respects, with applicable environmental laws and regulations, and takes a proactive role in identifying potential environmental concerns. Management believes that appropriate liabilities have been accrued for poten-tial environmental costs.

FOOD PRODUCTS CONCERNS: Cost control initiatives that began during the second half of 1995 coupled with a higher sales volume and prices for refined sugar products have made a positive contribution to the second quarter and first-half 1996 results. Both periods benefited from lower costs at the Company's C&H California refinery, resulting from a significant restructuring at year-end 1995. In spite of increased import quotas for foreign sugar, raw sugar prices remained at relatively high levels, although the raw sugar prices for the second quarter and first half of 1996 were slightly lower than the comparable prior year periods.

     In June 1995, the Company began the process of winding down the unprofitable sugar-growing operations at its Kauai plantation. The final sugarcane harvest has begun and is expected to be completed, as scheduled, in September 1996. A closure cost of $8.1 million was recognized in the second quarter of 1995. The principal components of this amount were the write-off of the sugar factory leasehold improvements and other sugar-related fixed assets, the write-off of materials and supplies inventories, severance costs, and increases in self-insured medical and workers' compensation accruals. These charges were partially offset by pension and post-retirement plan curtailment gains. Approximately 200 employees will be laid off during the closure process. Approximately 70 employees are being retained as employees of the Company's coffee growing and marketing business, Island Coffee Company, Inc.

     Efforts are continuing to improve the profitability of the Company's sugar-growing operations on Maui. The 1995 yield decline, which is believed to have resulted primarily from water and plant nutrient deficiencies, is continuing to impact the 1996 sugarcane harvest. These matters are being corrected to the extent possible, but the impacts will continue to be felt through the current year's production.

LEGISLATION: In April 1996, the President of the United States signed the Federal Agricultural Improvement and Reform Act. Along with provisions affecting many crops for the next seven years, the new law made changes to the sugar price-support mechanisms. These changes included eliminating market allocation mechanisms, lowering the sugar price support level by providing for government recourse loans when imports of raw sugar are below a defined threshold and establishing a minimum level of raw sugar imports. Although some of these changes are beneficial to the operating results of the Company's food products segment, they fall short of the relief sought by the Company and the cane sugar refining industry.

     The administration of sugar legislation is a critical factor affecting raw sugar costs for C&H. Since November 1995, the U.S. Department of Agriculture has raised the sugar import quota four times. The most recent change, on June 12, 1996, added 150,000 metric tons, increasing the quota to 2,167,195 metric tons. Actual deliveries will depend on the ability of foreign producers to supply the tonnage. These increases have, however, resulted in modestly reduced domestic raw sugar prices, as measured by the No. 14 futures price. Although lower raw sugar prices negatively impact sugar growers, the potential for improved sugar refinery margins is very important to the Company's results.

PROFIT IMPROVEMENT INITIATIVES: Also contributing to the second quarter and first-half 1996 results were the late-1995 staff reductions at the Company's headquarters and its real estate business, the freezing of executive salaries for 1996, the elimination of Company-owned executive automobiles and the 1995 relocation of Matson's customer service operations to Phoenix, Arizona. Additionally, in July 1996, the Company sold its corporate airplane. The Company is continuing to seek ways to reduce costs, and improve operating and administrative efficiencies.

ECONOMIC CONDITIONS: The outlook for Hawaii's economy remains modestly encouraging, amid forecasts of slow steady, growth. Hawaii's visitor industry continues to improve, with visitor arrivals rising and higher hotel room rates. The construction industry, however, continues to be at or near a cyclical low point, slowing the pace of the overall economic recovery. Although projections of per-capita personal income anticipate small increases for 1996, the Company does not expect the Hawaii economy to provide a signi-ficant boost to earnings for 1996.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company from time to time may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings such as this Form 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in this Form 10-Q or other written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels; (5) changes in, and manner of administration of, the federal sugar program; (6) dependence on raw sugar suppliers and other third-party suppliers; and (7) other risk factors described elsewhere in this Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.

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


                                    ALEXANDER & BALDWIN, INC.
                                ---------------------------------
                                          (Registrant)

Date: August 13, 1996           /s/ Glenn R. Rogers
                                ---------------------------------
                                Glenn R. Rogers
                                Vice President and Chief
                                Financial Officer


Date: August 13, 1996           /s/ Thomas A. Wellman
                                ---------------------------------
                                Thomas A. Wellman
                                Controller

                                 EXHIBIT INDEX
                                 -------------


11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.