Form 10-Q
period 1996-09-30
ALEXANDER & BALDWIN INC
filed 1996-11-13
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


The condensed financial statements and notes for the third quarter and first nine months of 1996 are presented below with comparative 1995 financial statements.

                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                        Three Months Ended   Nine Months Ended
                                           September 30        September 30
                                          1996      1995      1996      1995
                                          ----      ----      ----      ----
                                           (unaudited)         (unaudited)

Revenue:
  Net sales, revenue from services and
    rentals                             $328,308  $238,025  $885,363  $742,147
  Interest, dividends and other            5,521     8,261    15,434    20,128
                                        --------  --------  --------  --------
      Total revenue                      333,829   246,286   900,797   762,275
                                        --------  --------  --------  --------


Costs and Expenses:
  Costs of goods sold, services and
    rentals                              259,897   194,694   716,359   624,891
  Selling, general and administrative     28,347    25,811    82,367    81,774
  Interest (Note e)                        8,469    10,428    26,139    27,544
  Interest capitalized                      -         (915)     (484)   (2,868)
  Income taxes                            13,991     5,923    28,330    11,095
                                        --------  --------  --------  --------
      Total costs and expenses           310,704   235,941   852,711   742,436
                                        --------  --------  --------  --------

Income from Continuing Operations         23,125    10,345    48,086    19,839

Discontinued Operations (Note f):
  Income from operations of Matson Leasing
    Co. (less applicable income taxes)      -         -         -        5,336
  Gain on sale of Matson Leasing Co.
    (less applicable income taxes
    of $9,100)                              -         -         -       17,206
                                        --------  --------  --------  --------
Net Income                              $ 23,125  $ 10,345  $ 48,086  $ 42,381
                                        ========  ========  ========  ========

Earnings Per Share:
  Continuing operations                 $   0.51  $   0.23  $   1.06  $   0.44
  Discontinued operations                   -         -         -         0.49
                                        --------  --------  --------  --------
      Total                             $   0.51  $   0.23  $   1.06  $   0.93
                                        ========  ========  ========  ========


Dividends Per Share                     $   0.22  $   0.22  $   0.66  $   0.66

Average Number of Shares Outstanding      45,293    45,529    45,298    45,562


                             INDUSTRY SEGMENT DATA
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                        Three Months Ended   Nine Months Ended
                                           September 30         September 30
                                         1996       1995      1996       1995
                                         ----       ----      ----       ----
                                           (unaudited)          (unaudited)

Revenue
  Ocean Transportation                  $168,701  $150,507  $494,124  $445,212
  Property Development and Management:
    Leasing                                8,918     8,746    26,891    25,268
    Sales                                 15,299     2,403    22,585     9,398
  Food Products                          139,518    83,946   354,466   280,331
  Other                                    1,393       684     2,731     2,066
                                        --------  --------  --------  --------
      Total                             $333,829  $246,286  $900,797  $762,275
                                        ========  ========  ========  ========


Operating Profit: (1)
  Ocean Transportation                  $ 20,646  $ 26,592  $ 64,907  $ 64,549
  Property Development and Management:
    Leasing                                6,032     6,033    18,217    17,236
    Sales                                  8,673       328    11,900     3,548
  Food Products                           11,848    (4,350)   13,656   (19,580)
    Other                                  1,356       640     2,597     1,909
                                        --------  --------  --------  --------
      Total                             $ 48,555  $ 29,243  $111,277  $ 67,662
                                        ========  ========  ========  ========


(1) Before interest expense, corporate expenses and income taxes




                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                                 September 30   December 31
                                                     1996          1995
                                                     ----          ----
                                                  (unaudited)

                                     ASSETS
Current Assets:
  Cash and cash equivalents                       $   22,209    $   32,150
  Accounts and notes receivable, net                 173,459       146,767
  Inventories                                        104,279        86,106
  Real estate held for sale                           24,657        23,550
  Deferred income taxes                                9,426        11,439
  Prepaid expenses and other                          14,324        13,413
  Accrued deposits to Capital Construction Fund       (6,189)       (6,233)
                                                  ----------    ----------
    Total current assets                             342,165       307,192
                                                  ----------    ----------
Investments                                           85,497        82,246
                                                  ----------    ----------
Real Estate Developments                              61,342        56,104
                                                  ----------    ----------
Property, at cost                                  1,922,896     1,753,906
  Less accumulated depreciation and amortization     844,004       780,392
                                                  ----------    ----------
    Property - net                                 1,078,892       973,514
                                                  ----------    ----------
Capital Construction Fund                            179,991       317,212
                                                  ----------    ----------
Other Assets                                          58,582        46,491
                                                  ----------    ----------
Total                                             $1,806,469    $1,782,759
                                                  ==========    ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt               $   36,296    $   35,855
  Short-term commercial paper borrowings              73,500        83,000
  Accounts payable                                    50,013        30,916
  Other                                               72,520        73,022
                                                  ----------    ----------
      Total current liabilities                      232,329       222,793
                                                  ----------    ----------
Long-term Liabilities:
  Long-term debt                                     364,054       380,389
  Capital lease obligations                           12,294        24,186
  Post-retirement benefit obligations                118,028       118,472
  Other                                               64,088        56,862
                                                  ----------    ----------
      Total long-term liabilities                    558,464       579,909
                                                  ----------    ----------
Deferred Income Taxes                                344,916       330,379
                                                  ----------    ----------

Shareholders' Equity:
  Capital stock                                       37,122        37,133
  Additional capital                                  42,298        40,138
  Unrealized holding gains on securities              42,695        39,830
  Retained earnings                                  562,018       546,394
  Cost of treasury stock                             (13,373)      (13,817)
                                                  ----------    ----------
      Total shareholders' equity                     670,760       649,678
                                                  ----------    ----------

      Total                                       $1,806,469    $1,782,759
                                                  ==========    ==========


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                       Nine Months Ended
                                                          September 30
                                                       1996          1995
                                                       ----          ----
                                                          (unaudited)

Cash Flows from Continuing Operating Activities      $ 90,026      $ 49,413
                                                     --------      --------


Cash Flows from Continuing Investing Activities:
  Capital expenditures                               (181,137)      (48,434)
  Proceeds from sale of subsidiary net assets            -          357,471
  Proceeds from disposal of property, investments
    and other assets                                   10,749           376
  Deposits into Capital Construction Fund              (8,323)     (132,064)
  Withdrawals from Capital Construction Fund          145,500           938
  (Increase) reduction in investments                   1,184        (1,706)
                                                     --------      --------

      Net cash provided by (used in) continuing
        investing activities                          (32,027)      176,581
                                                     --------      --------


Cash Flows from Continuing Financing Activities:
  Proceeds from issuances of long-term debt            43,000        40,000
  Payments of long-term debt                          (70,762)     (191,280)
  Proceeds (payments) of short-term
    commercial paper borrowings - net                   9,500        25,000
  Proceeds from issuances of capital stock                473           468
  Repurchases of capital stock                         (1,250)       (5,337)
  Dividends paid                                      (29,901)      (30,073)
                                                     --------      --------
      Net cash used in continuing
        financing activities                          (67,940)     (161,222)
                                                     --------      --------

Net Increase (Decrease) in Cash and Cash
  Equivalents from Continuing Operations             $ (9,941)     $ 64,772
                                                     ========      ========

Net Decrease in Cash and Cash
  Equivalents from Discontinued Operations (Note f)  $   -         $(21,785)
                                                     ========      ========

Other Cash Flow Information - Continuing Operations:
  Interest paid, net of amounts capitalized          $ 26,633      $ 28,988
  Income taxes paid, net of refunds                    17,018        40,017

Other Non-Cash Information - Continuing Operations:
  Net accrued deposits (withdrawals) to Capital
    Construction Fund                                     (44)       23,224
  Depreciation                                         66,577        64,166
  Tax-deferred property exchanges                      12,325          -
  Change in unrealized holding gains                    2,865         9,383



FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of September 30, 1996, the condensed statements of income for the three months and nine months ended September 30, 1996 and 1995, and the condensed statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deductions and various tax credits.

(c) Certain amounts have been reclassified to conform with the current year presentation.

(d) In June 1995, the Company announced the closure of sugar production at its McBryde Sugar Company, Limited subsidiary on Kauai. Closure costs of $8.1 million were recognized in June 1995 and are included with "Costs of goods sold, services and rentals."

(e) Interest expense of Matson Leasing Company, Inc. had been classified as an operating expense prior to the sale of the business. Following the sale, the long-term debt reverted to Matson Navigation Company, Inc. and interest on the debt, from July 1, 1995, has been classified as interest expense.

(f) In June 1995, the Company sold the net assets of its container leasing subsidiary, Matson Leasing Company, Inc., for approximately $361.7 million in cash, and recognized an after-tax gain of $17.2 million. Specifically excluded from the sale were long-term debt and U.S. tax obligations of the business. Accordingly, the consolidated financial statements for 1995 report separately the operating results and cash flows of the container leasing segment as a discontinued operation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------


OPERATING RESULTS

      Net income for the third quarter of 1996 was $23,125,000, or $0.51 per share. Net income for the comparable period of 1995 was $10,345,000, or $0.23 per share. Revenue for the third quarter of 1996 was $333,829,000, compared with revenue of $246,286,000 in the third quarter of 1995.

      Net income for the first nine months of 1996 was $48,086,000, or $1.06 per share, versus $42,381,000, or $0.93 per share, in 1995. Results for the first nine months of 1995 included $17,206,000, or $0.38 per share, from the sale of Matson Leasing Company, Inc. (Matson Leasing) and $5,336,000, or $0.11 per share, from its operations. Revenue for the first nine months of 1996 was $900,797,000, compared with revenue from continuing operations of $762,275,000 a year earlier.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal liquid resources, which are comprised of cash and cash equivalents, trade receivables, sugar inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $490.9 million at September 30, 1996, an increase of $87.6 million from December 31, 1995. The increase was due primarily to increases in amounts available under lines of credit, trade receivables, and sugar inventories, partially offset by lower cash balances. Amounts available under lines of credit increased $59 million, primarily due to a new $50 million shelf facility, of which $15 million has been drawn. Accounts receivable increased $26.7 million, primarily due to the initiation of Matson's new Guam/Alliance service and increased revenue at the Company's California and Hawaiian Sugar Company, Inc. (C&H) refinery. Sugar inventories increased $11.8 million, primarily due to an increase in refined sugar tonnage carried in inventory at C&H. The $9.9 million decrease in cash and cash equivalents was primarily the result of first quarter capital expenditures and payments of long-term debt.

     Working capital was $109.8 million at September 30, 1996, compared with $84.4 million at the end of 1995. Inventories were $18.2 million higher than at 1995 year end, primarily due to an increase in raw sugar tonnage carried in inventory. Accounts and notes receivable were $26.7 million higher than at year-end 1995, due to Matson's Guam/Alliance service and C&H's increased sales volume. Partially offsetting these current asset increases was an increase of $19.1 million in accounts payable. The increase in accounts payable was primarily due to Matson's Guam/Alliance service and C&H's increased raw sugar tonnage.

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 1996 COMPARED WITH THE THIRD QUARTER 1995

OCEAN TRANSPORTATION revenue of $168.7 million for the third quarter of 1996 was 12 percent higher than the 1995 third quarter revenue. Operating profit, however, of $20.6 million was 22 percent lower than in the third quarter of 1995. Various factors contributed to the decline in operating profit during the period. Interest income was lower because last year Matson had higher cash balances arising from the sale of Matson Leasing's net assets in June 1995. During the third quarter of 1996, operational problems associated with the integration of Matson's new Guam/Alliance service, its Pacific Coast service and the Hawaii service raised costs at its marine terminals. Higher longshore wages, overhead costs and average fuel prices, combined with operational disruptions related to the negotiation and ratification of a new West Coast longshore labor contract, also reduced margins during the quarter. Total third-quarter 1996 Hawaii container volume was virtually the same as that of the 1995 third quarter. Total Hawaii automobile volume declined 25 percent, however. That decrease was due primarily to fewer cars shipped for rental-company fleets and some competitive losses of autos moving from Hawaii to the U.S. mainland.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $8.9 million for the third quarter of 1996 was two-percent higher than the third quarter 1995 revenue, and operating profit of $6 million was virtually the same as in the comparable period of 1995.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $15.3 million, compared with $2.4 million in sales for the third quarter of 1995. Operating profit from property sales this quarter was $8.7 million, versus $0.3 million a year earlier. Sales in the third quarter of 1996 included a seven-acre parcel in Kahului, Maui with a Kmart store ground lease, as well as an improved business lot and a total of 25 residential properties. Sales in the third quarter of 1995 consisted of 15 residential properties.

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

FOOD PRODUCTS revenue of $139.5 million for the third quarter of 1996 was 66 percent higher than the revenue reported for the comparable period of 1995. The third quarter operating profit of $11.8 million represented a significant improvement from the $4.4 million operating loss recorded during the third quarter of 1995. The increase in revenue was due primarily to the impact of the 1995 refinery workers' strike, which resulted in lower 1995 third quarter sales volumes. In addition, a smaller domestic sugar beet crop has increased market opportunities this year for cane sugar refiners. Adding to the improved results were lower costs resulting from the December 1995 restructuring of the sugar refinery operations.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 1996 COMPARED WITH THE FIRST NINE MONTHS OF 1995

OCEAN TRANSPORTATION revenue of $494.1 million, for the first nine months of 1996, rose 11 percent and operating profit of $64.9 million rose about one percent, primarily due to the start-up of the Guam/Alliance service. Operating profit remained relatively flat, primarily due to the same factors as cited for the third quarter. For the first nine months, Matson's total Hawaii container volume was down four percent and its total automobile volume was down 26 percent. The decline in container volume reflects continued weaknesses in certain sectors of Hawaii's economy and the start of an eastbound service by a competitor in the second half of 1995. The decrease in automobile volume was primarily due to fewer cars shipped for rental-company fleets, fewer transfers of military personnel and some competitive losses of autos moving from Hawaii to the U.S. mainland.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $26.9 million, for the first nine months of 1996, was six-percent greater than the results in the comparable 1995 period. Operating profit of $18.2 million was six-percent higher than in the first nine months of 1995. These increases were due primarily to the contributions of properties added to the leased property portfolio in the second half of 1995. The leased-property portfolio benefited from continuing high occupancy levels for Mainland properties, where year-to-date occupancy rates averaged 97 percent, the same high level as in 1995. Occupancy levels for Hawaii properties averaged 87 percent, versus 90 percent last year.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $22.6 million, for the first nine months of 1996, compared with $9.4 million in the comparable period of 1995. Operating profit from property sales in the first nine months was $11.9 million, versus $3.5 million in the same period in 1995. Nine-month sales in 1996 included the seven-acre Maui parcel, a developed business pro-perty, two improved business lots and 44 residential properties. Sales in the comparable period of 1995 included several developed business lots, an unimproved parcel and 29 residential properties.

FOOD PRODUCTS revenue of $354.5 million for the first nine months of 1996 was 26 percent higher than the revenue reported for the comparable period of 1995. Operating profit of $13.7 million for the first nine months of 1996 represented a significant improvement from the $19.6 million operating loss recorded during the comparable period of 1995. That figure, however, included the $8.1 million pre-tax charge for phasing out sugar operations at the Company's plantation on Kauai. The improvement in nine-month performance resulted from stronger sales volume, improved product prices, the refinery strike in the 1995 period and restructuring cost savings.

OTHER MATTERS

INTEREST EXPENSE: Reported interest expense, before capitalized interest, for the first nine months of 1996, was $26.1 million, compared to $27.5 million for the first nine months of 1995.

     A significant amount of debt was retired, using the proceeds received from the sale of Matson Leasing's net assets. For the first nine months of 1995, approximately $7 million of interest was included as an operating expense of the container leasing business. This 1995 amount is included, net of taxes, as part of income from discontinued operations in the current financial presentation. Consequently, the total interest expense of the Company actually declined by approximately 24 percent for the first nine months of 1996, compared with the first nine months of 1995. Average borrowing rates were approximately 6.6 percent for the first nine months of 1996, compared with 6.9 percent for the first nine months of 1995.

TAX-DEFERRED EXCHANGES: In September and June 1996, the Company sold parcels of land on Maui for approximately $9.5 million and $2.8 million, respectively. The proceeds from these sales are expected to be reinvested on a tax-deferred basis and are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information."

STOCK REPURCHASES: There were no repurchases of the Company's common stock during the third quarter of 1996. A total of 1,283,934 shares have been repurchased, at an average cost of $23.79 per share, since the current two-million share repurchase program initially was approved by the Company in December 1993.

ENVIRONMENTAL MATTERS: As with most industrial and land-development companies of its size, A&B's operations have certain risks which could result in expenditures for environmental remediation. The Company believes that it is in compliance, or is in the process of taking actions to be in compliance, in all material respects, with applicable environmental laws and regulations, and takes a proactive role in identifying potential environmental concerns. Management believes that appropriate liabilities have been accrued for poten-tial environmental costs.

FOOD PRODUCTS: Cost control initiatives that began during the second half of 1995, coupled with a higher sales volume and prices for refined sugar products, have made a positive contribution to the third quarter and first nine months of 1996 results. In spite of increased import quotas for foreign sugar, raw sugar prices remained at relatively high levels, although the raw sugar prices for the third quarter and first nine months of 1996 were slightly lower than in the comparable prior year periods. In addition, the Company began to phase out operations at its liquid sugar refinery in Hawaii. The phase-out began July 1, 1996 and is expected to be complete by year end.

     In June 1995, the Company began the process of winding down the unprofitable sugar-growing operations at its Kauai plantation. The final sugarcane harvest was completed, as scheduled, in September 1996. A closure cost estimated at $8.1 million was recognized in the second quarter of 1995. Approximately 195 employees were laid off or retired during the closure process. Approximately 70 employees are being retained as employees of the Company's coffee growing and marketing business, Island Coffee Company, Inc. Many of the laid off employees are also working in temporary and seasonal posi-tions during the current coffee harvest.

     Efforts are continuing to improve the profitability of the Company's sugar-growing operations on Maui. The 1995 yield decline, which is believed to have resulted primarily from water and plant nutrient deficiencies and a plant virus, is continuing to impact the 1996 sugarcane harvest. These matters are being corrected to the extent possible, but the impacts will continue to be felt through the current year's production and into 1997.

LEGISLATION: In April 1996, the President of the United States signed the Federal Agricultural Improvement and Reform Act. Along with provisions affecting many crops for the next seven years, the new law made changes to the sugar price-support mechanisms. These changes included eliminating market allocation mechanisms, lowering the sugar price support level by providing for government recourse loans when imports of raw sugar are below a defined threshold and establishing a minimum level of raw sugar imports. Although some of these changes are beneficial to the operating results of the Company's food products segment, they fall short of the relief sought by the Company and the cane sugar refining industry. On September 13, 1996, the U.S. Secretary of Agriculture announced that beginning in 1997, the level of raw sugar imports would be administered under a revised formula. Under this new method, an initial import quota of 1,700,000 tons is established. The import quota will increase or decrease by specified amounts, at scheduled intervals, based upon changes in sugar supply, demand and inventories. The United States Department of Agriculture will monitor this program and may, at its discretion, alter the sugar import quota.

PROFIT IMPROVEMENT INITIATIVES: Also contributing to the third quarter and first nine months of 1996 results were the late-1995 staff reductions, the freezing of executive salaries for 1996, the elimination of Company-owned executive automobiles and the 1995 relocation of Matson's customer service operations to Phoenix, Arizona. Additionally, in July 1996, the Company sold its corporate airplane. The Company is continuing to seek ways to reduce costs and improve operating and administrative efficiencies.

ECONOMIC CONDITIONS: The outlook for Hawaii's economy remains modestly encouraging, amid forecasts of a slow, but increasing, growth rate. Hawaii's visitor industry continues to improve steadily, with visitor arrivals rising and higher hotel room rates, but with concerns over shorter average stays by visitors. The construction industry continues to be at or near a cyclical low point, and declining backlogs are slowing the pace of the overall economic recovery. The Company still has no basis to expect that Hawaii's incipient economic recovery will provide a significant boost to earnings in 1996.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Company from time to time may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These forward-looking statements may be contained in, among other things, SEC filings such as this Form 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in this Form 10-Q or other written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels; (5) dependence on raw sugar suppliers and other third-party suppliers; and (6) other risk factors described elsewhere in this Form 10-Q and from time to time in the Company's filings with the Securities and Exchange Commission.

                             PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

     Reference is made to the description of the Home Insurance Company case under Item 3, "Legal Proceedings," in Part I of A&B's Annual Report on
Form 10-K for the fiscal year ended December 31, 1995.

     On October 1, 1996, the Court of Appeal of the State of California unanimously affirmed the judgment entered by the Superior Court, which had awarded Matson Terminals $23,516,000 (including $11,250,000 in punitive damages) plus interest. The Court of Appeal also remanded the case to the Superior Court for a determination of the amount of attorney's fees and costs to be awarded to Matson Terminals in connection with the appeal. Defendant Home Insurance Company's petition for a rehearing was denied, and Home Insurance Company has indicated its intent to petition the California Supreme Court for review.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


     (a)  Exhibits
          --------


          10.  Material contracts.

               10.a. (xxxiii)  Private Shelf Agreement between Alexander &
                  Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996.

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



                                  ALEXANDER & BALDWIN, INC.
                              ---------------------------------
                                         (Registrant)


Date: November 12, 1996               /s/ Glenn R. Rogers
                              ---------------------------------
                                         Glenn R. Rogers
                                     Vice President and Chief
                                        Financial Officer


Date: November 12, 1996             /s/ Thomas A. Wellman
                              ---------------------------------
                                        Thomas A. Wellman
                                           Controller

                                 EXHIBIT INDEX
                                 -------------



10.  Material contracts.

     10.a. (xxxiii)  Private Shelf Agreement between Alexander & Baldwin, Inc.,
        A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996.

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.