Form 10-K
period 1996-12-31
ALEXANDER & BALDWIN INC
filed 1997-03-27
CIK 3453

TABLE OF CONTENTS

                                     PART I
                                                                    Page
                                                                    ----


Items 1. & 2.  Business and Properties ..............................  1

   A.    Ocean Transportation .......................................  2
         (1)   Freight Services .....................................  2
         (2)   Vessels ..............................................  3
         (3)   Terminals ............................................  3
         (4)   Other Services .......................................  5
         (5)   Competition ..........................................  6
         (6)   Labor Relations ......................................  7
         (7)   Rate Regulation ......................................  7

   B.    Property Development and Management ........................  8
         (1)   General ..............................................  8
         (2)   Planning and Zoning ..................................  9
         (3)   Residential Projects ................................. 10
         (4)   Commercial and Industrial Properties ................. 11

   C.    Food Products .............................................. 14
         (1)   Production ........................................... 14
         (2)   Sugar Refining; Marketing of Sugar
               and Coffee ........................................... 16
         (3)   Competition and Sugar Legislation .................... 17
         (4)   Properties and Water ................................. 20

   D.    Employees and Labor Relations .............................. 21

   E.    Energy ..................................................... 23

Item 3.  Legal Proceedings .......................................... 25

Item 4.  Submission of Matters to a Vote of
         Security Holders ........................................... 26


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................ 26

Item 6.  Selected Financial Data .................................... 27

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations .............. 27

Item 8.  Financial Statements and Supplementary Data ................ 27



                                                                    Page
                                                                    ----
Item 9.  Changes in and Disagreements With
         Accountants on Accounting and Financial
         Disclosure ................................................. 28


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

   A.    Directors .................................................. 28

   B.    Executive Officers of the Registrant ....................... 28

Item 11. Executive Compensation ..................................... 30

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ...................................... 30

Item 13. Certain Relationships and Related
         Transactions ................................................30


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .................................... 30

   A.    Financial Statements ....................................... 30

   B.    Financial Statement Schedules .............................. 31

   C.    Exhibits Required by Item 601 of
         Regulation S-K ............................................. 31

   D.    Reports on Form 8-K ........................................ 40

Signatures .......................................................... 41

Independent Auditors' Report ........................................ 43

Schedule I ...........................................................44

Independent Auditors' Consent ....................................... 48

                           ALEXANDER & BALDWIN, INC.
                           -------------------------


                                   FORM 10-K
                                   ---------


                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1996


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

      B.  Property Development and Management - developing real property in
          -----------------------------------
          Hawaii and on the U.S. Mainland; selling residential properties in Hawaii; and managing, leasing, selling and purchasing commer-cial/industrial properties in Hawaii and on the U.S. Mainland.

      C.  Food Products - growing sugar cane and coffee in Hawaii; producing
          -------------
          raw sugar, molasses and green coffee; refining raw sugar, and marketing and distributing refined sugar products, primarily in the western United States; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; and generating and selling electricity.

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1996, see "Industry Segment Information" on page 26 of the Alexander & Baldwin, Inc. 1996 Annual Report ("1996 Annual Report"), which information is incorporated herein by reference.

DESCRIPTION OF BUSINESS AND PROPERTIES

      A.  OCEAN TRANSPORTATION
          --------------------

          (1)  FREIGHT SERVICES
               ----------------

               Matson's Hawaii Service offers containership freight services between the ports of Los Angeles, Oakland, Seattle, and the major ports in Hawaii, which are located on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between Los Angeles and the major ports in Hawaii. Container cargo also is received at and delivered to Portland, Oregon, and moved overland between Portland and Seattle at no extra charge.

               Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1996, Matson carried 152,109 containers (compared with 157,154 containers in 1995) and 83,097 motor vehicles (compared with 107,135 in 1995) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

               Matson's Pacific Coast Service provides containership freight service between the ports of Los Angeles, Oakland, Seattle and Vancouver, British Columbia. In 1996, Matson carried 38,237 containers (compared with 26,278 in 1995) in the Pacific Coast Service. Matson's Mid-Pacific Service offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

               In February 1996, Matson inaugurated its Guam Service, which complements Matson's Hawaii Service by providing westbound containership freight service from the United States Pacific Coast and Hawaii to Guam and Micronesia. The new service is a component of a strategic alliance between Matson and APL Limited ("APL") pursuant to which, in February 1996, they began the Pacific Alliance Service between the United States Pacific Coast and Hawaii, Guam, Japan, and South Korea. Under the terms of the alliance, in December 1995 and early 1996 Matson purchased from APL, for $168 million, six containerships, shoreside spare parts and assets related to APL's Guam Service; operates four of those vessels and one Matson vessel in the Pacific Alliance Service; and charters back to APL for 10 years cargo space for APL's continuing ocean cargo service from Asian ports to the United States. In 1996, Matson carried 15,249 containers and 3,729 automobiles in the Pacific Alliance Service.

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

               The nineteen vessels in Matson's fleet represent an investment of approximately $834,500,000 during the past 27 years. With four exceptions, the current fleet has been acquired through the Matson Capital Construction Fund, established under Section 607 of the Merchant Marine Act, 1936, as amended. The exceptions are three steam-powered containerships purchased from APL in 1995 and 1996, and a combination container/trailership which Matson continues to operate under a charter for a 25-year term ending in 1998, with options to renew the charter for a total of up to five years and to purchase the vessel at the end of the charter at fair market value.

               Matson's fleet units are described in the list on the following page.

               As a complement to its fleet, Matson owns or has under capital leases approximately 16,600 containers, 8,400 container chassis, 450 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 1996 for vessels and equipment, including vessels and equipment purchased from APL as described in "Freight Services" above, totaled approximately $164,000,000.



                                                  MATSON NAVIGATION COMPANY, INC.
                                                  -------------------------------

                                                           FLEET - 3/1/97
                                                           --------------


                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers               Vehicles       Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
Vessel         Official Year    Recon-             Speed   Deadweight                   Reefer
 Name           Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered
--------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --        --
MOKIHANA        655397  1983            860'2"     23.0      30,167    182   312  1,134  408     2,824
MAHIMAHI        653424  1982            860'2"     23.0      30,167    182   312  1,134  408     2,824
MANOA           651627  1982            860'2"     23.0      30,187    182   312  1,134  408     2,824

Steam-Powered
-------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308          458    538  300     1,626     44               2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623          458    538  300     1,626                      2,600
KAIMOKU (2)     573223  1976     1990   790'9"     21.5      14,551          276    310  121     1,020    350      54        --
KAINALU (2)     557149  1974     1990   790'9"     21.5      14,976          276    310  121     1,020    350      54        --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501          683    400  329     1,620    450      56       4,300
LURLINE         549900  1973     1982   826'6"     21.5      22,221          597    345  340     1,476    220      81       2,100
EWA             530148  1972     1978   787'8"     21.0      38,656    294          861  180     2,015
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981
LIHUE           530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979
MANULANI        528400  1970            720'5-1/2" 22.5      27,165          537    416  251     1,476                      5,300
MANUKAI         524219  1970            720'5-1/2" 22.5      27,107          537    416  251     1,476                      5,300

Other
-----
WAIALEALE (3)   978516  1991            345'0"      --        5,621                       35              230      45
ISLANDER (4)    933804  1988            372'0"      --        6,837          276     24   70       380                       --
MAUNA LOA (4)   676973  1984            350'0"      --        4,658          144     72   84       316                      2,100
HALEAKALA (4)   676972  1984            350'0"      --        4,658          144     72   84       316                      2,100
MAOI (5)        618705  1980             75'0"     10.0         --
JOE SEVIER (5)  500799  1965             80'0"     10.0         --
------------------------------------------------------
(1) "Twenty-foot Equivalent Units" (includes trailers)
(2) Reserve Status
(3) Roll-on/Roll-off Barge
(4) Container Barge
(5) Tug


          (3)  TERMINALS
               ---------

               Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson at the ports of Honolulu, Los Angeles, Oakland and Seattle, as well as for other ocean carriers at those ports.

               Matson Terminals is among the largest container stevedoring and terminal operators on the United States Pacific Coast. A total of 984 vessel calls were served at all Matson Terminals container facilities in 1996. The four terminals operated by Matson Terminals are as follows:


                    Terminal   Expiration of        1996                                           Usable
 Terminal             Size       Terminal        Throughput     Container          Crane            Ship
 Location           (acres)       Lease        (# containers)   Cranes (#)       Ownership       Berths (#)
 --------           --------   -------------   --------------   ----------       ---------       ----------

Honolulu, HI          108       Sept. 2016        390,917           7         Matson Terminals        3

Los Angeles, CA        86       Jan. 1999         224,252           4         Matson Terminals        3

Oakland, CA            74       Dec. 2008         133,265           3         Matson Terminals        3

Seattle, WA            32       Dec. 1999         104,875           3         Port of Seattle         2



               Matson Terminals has lease agreements with the port authorities for the use of the publicly-owned container terminal properties at these locations, and does not anticipate any difficulty in renewing such agreements as they expire or in finding satisfactory alternative premises. Besides owning or leasing the shoreside cranes identified in the above table, Matson Terminals owns or leases supporting container-handling equipment at its container facilities and owns all of the maintenance equipment used in providing container equipment and terminal maintenance services.

               Capital expenditures for terminals and equipment totaled approximately $7,000,000 in 1996.

          (4)  OTHER SERVICES
               --------------

               Matson Intermodal System, Inc. ("Matson Intermodal"), a wholly-owned subsidiary of Matson, is an intermodal marketing company which arranges North American rail and truck transportation for shippers and carriers, frequently in conjunction with prior or subsequent ocean trans-portation. Through volume purchases of rail and motor carrier transportation services, and the addition of such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal currently has 11 offices and manages 30 equipment depots across the United States Mainland.

                  Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, owns two tugboats which are employed in Hawaiian waters under operating agreements to provide harbor assistance for vessels calling at the islands of Hawaii and Maui.

          (5)  COMPETITION
               -----------

               Matson's Hawaii and Guam Services have one major containership competitor which serves Long Beach, Oakland, Tacoma, Honolulu and Guam. Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services. Competitors in the Pacific Coast Service include truck, rail and ocean carrier services.

               Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals to Hawaii, a type of service that is very attractive to customers because it decreases their overall distribution costs. In addition, Matson competes by offering more compre-hensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

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

          (6)  LABOR RELATIONS
               ---------------

               The absence of strikes and the availability of labor through hiring halls are important to maintenance of profitable operations by Matson. Although Matson's operations have not been disrupted significantly by strikes in the past 25 years, on-going labor disruptions by certain longshore bargaining units at various U.S. Pacific Coast ports, beginning in the second half of 1996, have adversely affected Matson's operations and operating costs for all steamship companies calling at these ports. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

          (7)  RATE REGULATION
               ---------------

               In December 1996, Matson filed a 3.5% general rate increase for the Hawaii Service that became effective on February 2, 1997. A 1.75% fuel surcharge will continue in effect while fuel prices remain high.

               The Interstate Commerce Commission Termination Act of 1995 (the "Act"), which took effect on January 1, 1996, eliminated the Interstate Commerce Commission and transferred jurisdiction over port-to-port rates in the domestic offshore trades from the Federal Maritime Commission to the Surface Transportation Board ("STB"), a new agency within the U.S. Department of Transportation. The STB now has sole jurisdiction over water carriers providing service in the domestic offshore trades.

               Carriers under STB jurisdiction must file rates with the STB. The Act establishes a Zone of Reasonableness ("ZOR") which, as adjusted by reference to the Producer Price Index, will allow annual increases not exceeding 7.5% and rate reductions not exceeding 10%, measured against the rate in effect one year before the change. Rates which qualify for ZOR treatment are deemed reasonable and are not subject to investigation or suspension.
Rates outside the ZOR also must be reasonable, but no regulations have been proposed for determining reasonableness.

      B.  PROPERTY DEVELOPMENT AND MANAGEMENT
          -----------------------------------

          (1)  GENERAL
               -------

               The property development and management operations of A&B are conducted by ABHI, a wholly-owned subsidiary headquartered in Honolulu. A&B and its subsidiaries own approximately 93,160 acres of land, consisting of approximately 91,120 acres in Hawaii and approximately 2,040 acres elsewhere, as follows:

            LOCATION                                NO. OF ACRES
            --------                                ------------

            Maui  ..................................   69,180
            Kauai  .................................   21,940
            California  ............................    1,950
            Texas  .................................       42
            Washington  ............................       22
            Nevada  ................................       18
            Colorado  ..............................        5
            Florida  ...............................        3

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land leased to ranchers, watershed and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,200 acres on Maui and Kauai are leased from third parties.

                  CURRENT USE                           NO. OF ACRES
                  -----------                           ------------

     Sugarcane/coffee cultivation and
        contributory purposes ...........................   44,100
     Watershed and conservation .........................   28,900
     Other agricultural and pasture land ................   16,400
     Hawaii commercial and industrial land ..............      480
     Hawaii residential, including land
        zoned for hotel and apartment use ...............    1,240
                                                            ------
          Total in Hawaii ...............................   91,120
                                                            ------
     California ranch land...............................    1,900
     U.S. Mainland commercial and
        industrial land .................................      140
                                                            ------
          TOTAL .........................................   93,160
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

               ABHI actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. ABHI designates a parcel as "fully-zoned" when all necessary government approvals have been obtained. Approximately 1,220 acres of property in Hawaii currently are designated fully-zoned for urban use.

               As described in more detail below, work to obtain entitlements for urban use in 1996 focused on (i) the Kukui'ula residential development on Kauai, (ii) the proposed master-planned community at Pilot Hill Ranch in California and (iii) obtaining Community Plan designations for various ABHI lands on Maui. With regard to item (iii), ABHI continues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning development activity over the next decade. ABHI has obtained and continues to seek various urban designations for its undeveloped lands within the following four Community Plans where most of its Maui lands are located: Pa'ia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan.

               In 1996, the Maui County Council adopted the Upcountry Plan. The Upcountry Plan designated 45 acres of ABHI's previously agricultural land as single-family residential use. The Council previously adopted the Pa'ia-Haiku Community Plan in 1995. Adoption of the remaining two Community Plans by the Maui County Council is expected in 1997 or 1998.

          (3)  RESIDENTIAL PROJECTS
               --------------------

               ABHI is pursuing a number of residential projects in Hawaii and on the U.S. Mainland, in particular:

               (a)   KUKUI'ULA.  On Kauai, construction activity at the
                     ---------
1,045-acre Kukui'ula project continues to be suspended as a result of weak economic conditions on Kauai. The Kukui'ula project is envisioned to be the first planned residential community on the island of Kauai. It currently is expected to include up to 3,000 dwelling units, as well as an 18-hole golf course, a small boat marina, hotels, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage, and certain roadway improvements were completed in 1993.

               In 1996, ABHI continued efforts to obtain governmental approvals for the project. In September 1996, the Kauai County Planning Department confirmed the validity of the Special Management Area (SMA) permit for Phase I of the project. The initial increment of 727 acres currently is available for development, while the remaining 318 acres are conditionally designated urban, subject to a showing that substantial progress has been made on providing infrastructure to the initial increment. However, renewal of construction activity awaits improvement of the current economic conditions, especially housing demand, on Kauai.

               (b)   ELEELE NANI II.  Also on Kauai, sales at ABHI's Eleele
                     --------------
Nani II development, consisting of 146 single-family lots on 27 acres, continued during 1996. Sales of two lots closed in 1996, leaving only four lots available for sale.

               (c)   KU'AU BAYVIEW AT PA'IA SUBDIVISION.  The construction of
                     ----------------------------------
roadways and utilities for this 92 single-family house and lot project on Maui was completed in the first quarter of 1996. Since the completion and opening of the two model homes and a site office in April 1996, a total of 34 homes have been sold and occupied, with an additional 18 homes in escrow awaiting construction of the homes. To minimize standing inventory, homes generally are not constructed until preliminary approval for take-out financing is obtained by the buyer. As of March 5, 1997, a total of 51 homes, not including the model homes, have been completed or are under construction. The project is being marketed in three phases. The first two phases, composed of 64 lots, continue to be marketed actively, and the last phase, composed of 28 lots, is planned to be released sometime in mid-1997. Marketing incentives include offering zero down payment loans with seller financing or guarantees.

               (d)   HAIKU MAUKA.  Also on Maui, Haiku Mauka, a 92-acre, 39-
                     -----------
lot agricultural lot residential subdivision, was sold out in January 1997.

               (e)   KAUHIKOA HILL RANCH.  Site work was substantially
                     -------------------
completed in 1996 for this 24-acre, 9-lot agricultural lot residential subdivision, adjacent to the Haiku Mauka project. Marketing activities commenced in January 1997.

               (f)   HAIKU MAKAI AND MAUNAOLU.  In 1996, construction plans
                     ------------------------
were submitted for these 28-lot and 38-lot, respectively, agricultural lot residential subdivision projects on Maui.

               (g)   KAHULUI IKENA.  Since the completion of this 102-unit
                     -------------
Maui condominium project in June 1995, a total of 53 units have been sold to date (21 units in 1995, 31 units in 1996, and 1 unit in January 1997). An additional nine units are currently in escrow. Marketing incentives include offering rent-to-own options, seller credits, seller financing and zero down payment programs.

               (h)   PILOT HILL RANCH.  On January 23, 1996, the El Dorado
                     ----------------
County Board of Supervisors adopted the new General Plan for El Dorado County, near Sacramento, California. The new General Plan incorporates ABHI's development plan proposals for the Pilot Hill Ranch project. Pilot Hill Ranch is intended to be developed as a 1,800-acre planned residential community, consisting of approximately 975 single- and multi-family homes, a golf course, parks and 15 acres of commercial development. A lawsuit filed in 1996 to block implementation of the General Plan is still pending. A Specific Plan for the development of Pilot Hill Ranch (equivalent to a zoning application) was submitted to the El Dorado County Planning Department in March 1997.

          (4)  COMMERCIAL AND INDUSTRIAL PROPERTIES
               ------------------------------------

               An important source of property revenue is the lease rental income A&B and its subsidiaries receive from various ground leases on 11,000 acres of land (including agricultural and pasture lands) and 2.84 million leasable square feet of industrial and commercial building space.

               (a)   HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                     ---------------------------------------

               In Hawaii, most of the income-producing commercial and indus-trial properties owned by A&B and its subsidiaries are located in the central Kahului area of Maui. They consist primarily of two shopping centers and two office buildings, as well as several separate commercial and industrial properties. Together with the Stangenwald Building, a six-story office building located in downtown Honolulu that was acquired in December 1996 pursuant to the tax-deferred exchange provisions of Section 1031 of the Internal Revenue Code, these properties are as follows:



                                                       LEASABLE AREA
 PROPERTY           LOCATION          TYPE             (SQUARE FT.)
 --------           --------          ----             ------------

Maui Mall          Kahului, Maui    Retail shopping      190,800
                                    center

Kahului Shopping   Kahului, Maui    Retail shopping      112,100
Center                              center

Wakea Business     Kahului, Maui    Warehouse/            61,500
Center                              Retail

Kahului Office     Kahului, Maui    Office                51,700
Building

Kahului Office     Kahului, Maui    Office                29,800
Center

Apex Building      Kahului, Maui    Retail                28,000

Stangenwald        Honolulu, Oahu   Office                28,000
Building


               In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui and Kauai, including:

                        (1)   TRIANGLE SQUARE.  Development continues at this
                              ---------------
11-acre retail/commercial site in Kahului, Maui. Three lots have been leased so far, and the Apex Building, containing 28,000 square feet, is currently 75% occupied by retail users. Additional ground leases and construction are planned for the balance of Triangle Square, with marketing and leasing activity in progress in 1997.

                        (2)   MAUI BUSINESS PARK.  Construction of the 42-acre,
                              ------------------
Phase 1A of the Maui Business Park, a light industrial/commercial subdivision located near Maui's primary airport and harbor, was completed in December 1996. Maui Business Park is planned eventually to comprise a total of four phases, aggregating about 240 acres, to be developed over the next 20 years. Construction of the Maui Marketplace, a 295,000 square-foot value retail shopping center, being built on a total of approximately 20 acres acquired by purchase and lease by a Hawaii-based developer in 1995, is scheduled to be completed in the second quarter of 1997. Some of the tenants that have signed leases for the Maui Marketplace include The Sports Authority, Border's Books and Music, Eagle Hardware and Garden, Office Max, Liberty House Home Outlet, Bank of Hawaii and Burger King. To date, a total of 13 out of 34 lots in Phase 1A (including the Maui Marketplace) have been sold or leased. This represents an absorption of 68% of the 37.4 salable acres.

                        (3)   PORT ALLEN INDUSTRIAL SUBDIVISION.  On Kauai, one
                              ---------------------------------
industrial lot remains available for sale.

               (b)   U.S. MAINLAND COMMERCIAL/INDUSTRIAL PROPERTIES
                     ----------------------------------------------

               On the U.S. Mainland, A&B and its subsidiaries own a portfolio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under Section 1031 of the Internal Revenue Code, comprising a total of approximately 2.17 million square feet of leasable area, as follows:

                                                           LEASABLE AREA
     PROPERTY         LOCATION               TYPE          (SQUARE FT.)
     --------         --------               ----          ------------


 10500 Ridgeview     Cupertino, CA       Research and         246,000
 Court (fka DEC                          development
 Facility)

 Moulton Plaza       Laguna Hills, CA    Retail               134,000


 LinPac Building     City of             Warehouse/           126,000
                     Industry, CA        Distribution


 Spinnaker II        Fremont, CA          Research and         98,500
                                          development

 Market Square       Greeley, CO          Retail               43,300

 Professional        Gainesville, FL      Office               24,000
 Center Office
 Plaza

 Airport Square      Reno, NV             Retail              168,000

 Great Southwest     Grand Prairie, TX    Warehouse/          901,400
 Industrial                               Industrial

 Valley Freeway      Kent, WA             Warehouse/          229,100
 Corporate Park                           Industrial

 4225 Roosevelt      Seattle, WA          Office/Medical      106,500
 Building

 Island Village      Bainbridge           Retail               97,200
 Shopping Center     Island, WA


               The Great Southwest Industrial property in Dallas, Texas benefited from a strong leasing market, achieving a 100% occupancy rate in 1996. The resurgence of new construction in the area has increased the amount of competitive space, but will have minimal impact on the property in 1997, due to few lease expirations.

               Washington State's economic expansion is expected to continue to benefit A&B's three Seattle-area properties. The 4225 Roosevelt Building, Valley Freeway Corporate Park and Island Village Shopping Center are operating at 100% occupancy.

               In California, the Cupertino and Fremont markets continue to experience high occupancy rates, due to the expansion of computer software and hardware tenants. The 10500 Ridgeview Court property (fka DEC Facility) in Cupertino has been leased to Hewlett-Packard Company and Digital Equipment through August 2000. An advance lease commitment beginning in March 1998 for the Spinnaker II property in Fremont will provide 100% occupancy through March 2000. Moulton Plaza, located in Laguna Hills in Southern California, is being challenged by increased retail developments in its vicinity, but above-average population gains are expected for this area. Marketing activity for the LinPac Building in the City of Industry will initiate in 1997 in anticipation of the February 1998 lease expiration of the existing tenant.

               The Airport Square shopping center in Reno continues to benefit from Nevada's above-average population growth. Occupancy at this center is expected to average 97% in 1997.

               The U.S. Mainland leased property portfolio had an average 97% occupancy in 1996, the level that has been maintained since 1994. Overall occupancy rates for improved properties in the Hawaii leased property portfolio averaged 86% in 1996, compared with 90% in 1995. The decrease was due to weak economic conditions and competing retail space.

      C.  FOOD PRODUCTS
          -------------

          (1)  PRODUCTION
               ----------

               A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870. A&B's food products operations are conducted by ABHI. During 1996, ABHI operated two sugar plantations, Hawaiian Commercial & Sugar Company ("HC&S") on the island of Maui and McBryde Sugar Company, Limited ("McBryde") on the island of Kauai. As planned, however, sugar production at McBryde ceased upon completion of the 1996 harvest in September 1996. Continuing losses in McBryde's sugar operations necessitated this action. Island Coffee Company, Inc. ("Island Coffee"), a wholly-owned subsidiary of McBryde, continues to grow coffee on the island of Kauai.

               ABHI is Hawaii's largest producer of raw sugar, producing 221,328 tons of raw sugar (including 20,310 tons from McBryde's last harvest) in 1996, or 51% of the raw sugar produced in Hawaii. Total Hawaii sugar pro-duction, in turn, amounted to approximately six percent of total United States sugar production.

               HC&S harvested 17,183 acres of sugar cane in 1996, compared with 17,661 acres in 1995. Yields averaged 11.7 tons of sugar per acre in 1996, a 0.5 ton per acre improvement over 1995 levels. The improvement in yield reflects the early beneficial impact of a number of improvements in cultivation practices taken to deal with a reduction in yield in 1995. The average cost per ton of sugar produced at HC&S, including the cost of power production, was $410.31 in 1996, compared with $429.50 in 1995. Continuing cost reduction programs have been successful in minimizing total cost increases. As a by-product of sugar production, HC&S also produced 65,525 tons of molasses in 1996, compared with 63,339 tons in 1995. In its last harvest, McBryde harvested 3,898 acres of sugar cane and produced 8,754 tons of molasses in 1996, compared with 3,237 acres and 9,219 tons in 1995. The average yield at McBryde in 1996 was 5.2 tons of sugar per acre, down from 7.4 tons in 1995.

               HC&S produces electricity for its own use and for sale to the electric utility company on Maui by burning bagasse (sugarcane fiber), by hydroelectric power generation and, when necessary, by burning fossil fuels. Prior to cessation of sugar operations in September 1996, McBryde also produced electricity for its sugar and coffee (through its Island Coffee subsidiary) operations, and for sale to the electric utility on Kauai, by burning bagasse and fossil fuels and by hydroelectric generation. With the closure of its sugar mill, McBryde continues to produce electricity by hydroelectric power generation.

               The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide certain power to the local utility. In 1996, HC&S sold 82,447 megawatt hours ("MWH") of electric power, and McBryde sold 25,227 MWH. Revenue from the sale of electricity depends on the amount of power produced and sold, as well as the average price of fuel. (See "Energy" below.)

               During 1996, Island Coffee had approximately 4,000 acres of coffee trees under cultivation. The harvest of the 1996 coffee crop is expected to yield nearly 2.4 million pounds of green coffee, compared with 1.8 million pounds in 1995. Coffee production is expected to continue to increase during the next few years.

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

          (2)  SUGAR REFINING; MARKETING OF SUGAR AND COFFEE
               ---------------------------------------------

               Virtually all of the raw sugar produced in Hawaii is purchased, refined, and marketed by C&H. C&H processes the raw cane sugar into a full line of refined sugar products for the grocery market, and a full range of industrial refined sugar products for industrial bakers, confectioners and food processors. C&H is the leading sugar brand in the western United States. Marketing of C&H's refined products is conducted by C&H's sales staff and a network of brokers under exclusive representation agreements. The refined products are marketed primarily in the western and central United States.

               C&H's profit margins improved significantly in 1996 as a result of a comprehensive restructuring initiated at the end of 1995 and implemented in 1996, and the firming of refined sugar selling prices in both the retail and industrial markets. A better balance between domestic production and consumption of refined sugar, and between supplies of cane and beet sugar available in the U.S. domestic market, led to the firming of refined sugar prices.

               Problems still persist in the manner in which the U.S. Depart-ment of Agriculture administers the domestic sugar support program, to the continuing detriment of U.S. cane refiners. The program was renewed in early 1996 with little change. Unless the government reforms its administration of the sugar program, the financial hardships experienced by the cane refining industry prior to 1996, as a result of the sugar program, could occur again. Insufficient supplies of raw cane sugar resulting from inadequate administra-tion of the sugar program, for example, would adversely affect cane refiners.

               Consumer sugar sales are seasonal in nature and, as a result, C&H's financial results are expected to be better in the third and fourth quarters of each fiscal year, compared with the first two quarters.

               C&H has a ten-year supply contract, ending in 2003, with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the major sugarcane growers in Hawaii (including HC&S), for C&H to acquire substantially all raw sugar produced in Hawaii. There are no minimum supply guarantees on the part of HS&TC. During 1996, the supply contract with HS&TC provided 63% of the raw sugar used by C&H. In recent years, a number of Hawaii sugarcane growers have exited the business. There is no certainty that the companies now producing sugar cane in Hawaii will be doing so in the future.
In 1997, C&H will continue to purchase significant amounts of raw sugar from foreign sources, including Australia, Central and South America, the Philippines and Taiwan, to supplement its purchases under the supply contract with HS&TC.

               At Island Coffee, coffee marketing efforts currently are being directed toward developing a market for premium-priced, Kauai-grown green coffee. Most of the 1996 coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. Island Coffee has a supply agreement with Nestle Beverage Company, ending in 1998, pursuant to which Nestle Beverage Company purchases 25% of Island Coffee's annual green coffee production. In addition to the sale of green coffee, Island Coffee produces and sells a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trademark.

          (3)  COMPETITION AND SUGAR LEGISLATION
               ---------------------------------

               Hawaiian sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market. C&H's refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition for C&H. Competition from high fructose corn syrup ("HFCS") has stabilized, as sweetener markets in which the use of HFCS is economical have become saturated. The use of non-caloric (artificial) sweeteners accounts for a small percentage of the domestic sweetener market. Although the use of artificial sweeteners is expected to continue to grow, such increased use is not expected to affect sugar markets significantly in the near future.

               Worldwide, most sugar is consumed in the country of origin.
Only about a quarter of world sugar is involved in international trade. A much smaller amount is traded at the world sugar market price (the other sugar involved in international trade is traded at negotiated prices under bilateral trade agreements). Due to protective legislation, raw cane sugar prices in the U.S. generally are substantially higher than the world price, and the amount of foreign sugar allowed into the U.S. under import quotas is regulated by the U.S. government. Such foreign sugar sells at U.S. domestic prices. As a result, the world sugar price does not have material relevance to U.S. sugar producers and refiners.

               The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legislation for domestic sugar is provided by the Federal Agriculture Improvement and Reform Act, which was signed into law in the first quarter of 1996 (the "1996 Act"). The 1996 Act provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar, the same as that provided by the 1990 Farm Bill. When the import quota is 1.5 million tons or less, the loans are recourse, meaning the producer is liable for any losses the government incurs in remarketing any sugar forfeited by the producer. When the import quota is greater than 1.5 million tons, the loans are non-recourse, but in the event of forfeiture the producer must pay a one-cent-per-pound penalty for the sugar forfeited to the government. The 1996 Act also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.

               The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that prevents producers from defaulting on loans. The target price established by the government is known as the market stabilization price and is based on the loan rate plus transportation costs, interest and an incentive factor. The market stabilization price was 21.8 cents per pound in 1988-89 and 21.9 cents per pound in 1990-91. No market stabilization price has been announced since 1990-91. The actual U.S. domestic sugar price (measured by the closing price of the quoted spot contract) averaged 21.62 cents per pound in 1993, 22.03 cents per pound in 1994, 23.03 cents per pound in 1995 (reaching a high of 25.00 cents per pound in June and July), and 22.36 cents per pound in 1996. The abnormally high average raw sugar price in 1995 was due to flaws in the existing federal sugar legislation and in the administration of the U.S. sugar program. The inflated cost of raw sugar continued throughout 1996, but fortunately did not reach 1995 levels. The foregoing average prices are based on the average daily New York Contract #14 price for domestic raw sugar. A chronological chart of these prices is shown below.

[The printed document includes a graph of the prices; the data points for this graph are shown below.]

                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average Cents per pound)


                                1994     1995     1996
                                ----     ----     ----


           January              22.00    22.66    22.39

           February             21.94    22.67    22.58

           March                21.95    22.46    22.57

           April                22.04    22.78    22.59

           May                  22.18    23.10    22.59

           June                 22.45    23.50    22.49

           July                 22.72    24.47    21.80

           August               21.90    23.37    22.35

           September            21.78    23.21    22.38

           October              21.52    22.92    22.36

           November             21.57    22.60    22.12

           December             22.31    22.70    22.10


               Under the long-term raw sugar supply agreement between C&H and HS&TC, the participating growers sell their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price becomes a cost to C&H and, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota, as well as by potential changes in international trade programs which might affect the U.S. sugar program.

               Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("AFTA") alleviated some of the cane refiners' and sugar producers' concerns over NAFTA provisions which could have allowed Mexico to export large quantities of sugar to the U.S. starting in five years. Under the side agreement, if Mexico is projected to be a net surplus producer of sugar, i.e., its production of sugar is expected to exceed its consumption of both sugar and HFCS, then it is limited to 25,000 tons of sugar exports, in any form, to the U.S. This export ceiling increases to 250,000 tons of sugar in the year 2000, and is eliminated in the year 2007.

          (4)  PROPERTIES AND WATER
               --------------------

               C&H's refining operations are located at Crockett, California. The Crockett refinery is one of the largest in the world, and is the only cane sugar refinery on the United States West Coast. It is ideally located next to a deep-water port, a major rail line and an interstate highway. The refinery and administrative offices occupy a complex of buildings that contains approxi-mately 1,310,000 square feet and is located on approximately 55 acres. C&H leases approximately 42 acres from the California State Lands Commission under long-term ground leases, and owns the remaining area. The Lease Agreement with the State of California covering the main refinery and wharf facilities expires in 2022, and the Lease Agreement covering the area where the secondary water treatment facility is located expires in 2024.

               In December 1996, C&H closed its smaller sugar refining and distribution facility in Aiea, Hawaii that primarily produced liquid sugar for the local beverage industry. The closure was in response to reduced supplies of raw sugar on the island of Oahu and increased competition from high fructose corn sweeteners. C&H will transfer the Aiea refinery's leased equipment to the Crockett refinery. In the City of Commerce, California, C&H owns and operates a bulk sugar receiving and distribution facility. The facility is located on a four-acre parcel owned by C&H.

               The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,800 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 36,000 acres are under cultivation and completely irrigated, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

               McBryde owns approximately 22,000 acres of land on Kauai, of which approximately 13,000 acres are used for watershed and other conservation uses, approximately 4,000 acres are used by Island Coffee for coffee, and the remaining acreage is leased to various agriculture enterprises for cultivation of a variety of crops and for pasturage. In connection with cessation of sugar production operations in September 1996, McBryde terminated leases covering approximately 7,000 acres of land.

               Large quantities of water are necessary to grow sugar cane. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane. A&B's plantations use a "drip" irrigation system that distributes water to the cane roots through small holes in plastic tubes. A total of 34,326 acres, 96% of HC&S's cane lands, currently are drip irrigated. The drip method has improved yields in the fields, allowed increased mechanization of field operations, resulted in added acres under cultivation, and helped mitigate the effects of drought.

               ABHI also owns 16,000 acres of watershed lands on Maui which supply part of the irrigation water used by HC&S. ABHI also held water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these four water license agreements expired in 1986, and all four agreements have been extended as revocable permits that are renewable annually. The State Board of Land and Natural Resources has indicated its intention to replace these four permits with long-term licenses. The issuance of such licenses currently is pending a hearing before the State Board of Land and Natural Resources.

      D.  EMPLOYEES AND LABOR RELATIONS
          -----------------------------

          As of December 31, 1996, A&B and its subsidiaries had approximately 2,960 regular full-time employees, 4% fewer than at the start of 1996. About 1,112 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 563 were engaged in the refining and marketing of sugar, 1,061 were engaged in ocean transporta-tion, 40 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 61% were covered by collective bargaining agreements with unions.

          As a result of the work force reduction at C&H implemented in late 1995 and early 1996, approximately 201 regular full-time employees, comprising 25% of the C&H work force, were laid off. In addition, as a result of the September 1996 shutdown of sugar operations at McBryde, approximately 110 McBryde employees were laid off in 1996. The remaining McBryde employees, approximately 68 in number, are now employed by Island Coffee.

          As of December 31, 1996, Matson and its subsidiaries had approxi-mately 1,061 regular full-time employees, 320 seagoing employees and 394 casual employees. Approximately 36% of the regular full-time employees, all of the seagoing employees and all of the casual employees were covered by collective bargaining agreements. The casual employees are United States Pacific Coast longshoremen who are employed through hiring halls and are not full-time employees of either Matson or Matson Terminals.

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

          Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the International Longshoremen's and Warehousemen's Union ("ILWU"), other unions and their non-union employees generally to have been satisfactory.

          During 1996, collective bargaining agreements with the ILWU on the U.S. Pacific Coast, ILWU longshore workers in Hawaii, clerical bargaining units in Honolulu and Oakland, and the three unions representing unlicensed crew members were renewed for three-year terms. Although the U.S. Pacific Coast agreement was ratified by a majority of the union membership, certain ILWU units oppose provisions of the agreement and have created disruptions at U.S. Pacific Coast ports. The PMA, representing the employers, and the ILWU are continuing discussions to resolve this problem. Agreements with two other Hawaii ILWU units and two International Brotherhood of Teamsters units in Oakland are expected to be renewed in 1997 for three-year terms effective retroactively to mid-1996.

          In 1995 and 1996, the ILWU petitioned the National Labor Relations Board ("NLRB"), requesting that it be certified as the bargaining agent for office clerical employees at Los Angeles and for employees who plan and supervise the loading of ships at Los Angeles and at Seattle. The ILWU subsequently was recognized as the bargaining agent for the clerical employees at Los Angeles and for the vessel planners at Los Angeles, but collective bargaining agreements covering those employees have not yet been concluded. A ruling in January 1997 by the NLRB Acting Regional Director, that the employees at Seattle are supervisors not subject to the National Labor Relations Act, has been appealed by the union to the NLRB in Washington, D.C.

          Matson contributed during 1996 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii long-shore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 5 to A&B's financial statements on page 37 of the 1996 Annual Report, which Note is incorporated herein by reference.

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

          As of December 31, 1996, HC&S had approximately 873 employees covered by two collective bargaining agreements with the ILWU. These agreements expired on January 31, 1997, were extended temporarily with a 72-hour cancella-tion clause, and are in the process of being renegotiated. Kahului Trucking & Storage, Inc. had three ILWU bargaining units covering 38 employees. Two of the collective bargaining agreements have been renegotiated and expire June 30, 1999. The other agreement currently is being renegotiated. Kauai Commercial Company, Incorporated had 40 employees represented by the ILWU. The two collective bargaining agreements were extended to April 30, 1997 and are in the process of being renegotiated. Negotiations with the ILWU on a collective bargaining agreement for the 50 production unit employees of Island Coffee are expected to commence soon.

          Of the 406 bargaining unit employees of C&H at Crockett, California at year-end 1996 (reflecting the C&H lay-off in early 1996), 322 were members of Sugar Workers Union No. 1, AFL-CIO Seafarers International Union of North America and 84 employees were members of the ILWU. Contracts covering these employees extend through May 31, 1998.

      E.  ENERGY
          ------

          Matson and Matson Terminals purchase bunker fuel oil, lubricants, gasoline and diesel fuel for their operations. In 1996, Matson vessels consumed approximately 2.25 million barrels of bunker fuel oil, which is Matson's largest energy-related expense.

          Bunker fuel prices started 1996 at $115.40 per metric ton and ended the year at $127.50 per metric ton. A low of $81.00 per metric ton occurred in June, and a high of $132.25 per metric ton occurred in December. Sufficient fuel for Matson's requirements is expected to be available in 1997.

          As is the practice throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar mill and irrigation pumping operations. Until cessation of its sugar operations in September 1996, McBryde also generated steam power by burning bagasse. In addition to bagasse, supplemental fuel is required to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. No. 6 (heavy) oil and coal have been the supplemental fuels most commonly used by the sugar factories. However, in 1992, the suppliers of oil to the ABHI sugar plantations announced they would discontinue regular heavy oil shipments as a result of unlimited liability concerns arising from federal and state environmental laws. Currently, heavy oil is being transported to HC&S on a space-available basis. As a result of the oil-availability problem, HC&S con-verted its factories to use diesel fuel and increased its use of coal. In 1996, HC&S produced 239,498 MWH of electric power and sold 82,447 MWH, compared with 1995's power production of 253,985 MWH and sales of 98,031 MWH. HC&S's oil use increased to 189,938 barrels in 1996 from the 143,090 barrels used in 1995. Coal use for power generation decreased, from 67,208 short tons in 1995 to 42,534 short tons in 1996.

          In 1996, power production at McBryde was 44,451 MWH, down from 46,532 MWH in 1995. Power sales in 1996 of 25,227 MWH were up from 19,625 MWH in 1995, principally due to reduced requirements for irrigation pumping. Following cessation of its sugar operations, McBryde continues to generate and sell hydroelectric power which is excess to its and Island Coffee's needs. Steam-generated power no longer is produced by McBryde on Kauai.

          C&H relies primarily on steam to power its Crockett refinery. Natural gas and electricity also are used, to a lesser extent, for refinery operations. C&H obtains its steam from a 240 MW cogeneration plant, located adjacent to its refinery, that was placed into operation by a third party in May 1996. Pursuant to an agreement between C&H and the third party that expires in 2026, C&H purchases the steam at prices that reflect a discount to the prevailing market price for natural gas, thereby reducing C&H's total energy costs. The cogeneration plant also allowed C&H to shut down its own, less efficient steam-generating plant, thereby avoiding certain material capital improvements to that plant. In 1996, C&H purchased 19,181,420 therms of steam from the cogeneration plant.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

      In June 1990, Matson Terminals filed a complaint in the Superior Court of California against Home Insurance Company, Hobbs Group, Inc. and Arkwright-Boston Insurance Company for breach of contract and negligence. The complaint sought recovery of damages sustained at Matson Terminals' Oakland terminal as a result of the October 1989 Loma Prieta earthquake. The court awarded Matson Terminals $23,516,000, which included $11,250,000 in punitive damages, together with interest. The court's award was unanimously affirmed by the Court of Appeal on October 1, 1996. Home Insurance Company's request for a rehearing was denied, and its petition for review with the California Supreme Court was denied on January 22, 1997. On February 13, 1997, Home Insurance Company paid $33,650,000 to Matson Terminals to settle the lawsuit.

      In February 1992, Pan Ocean Shipping Co., Ltd. ("Pan Ocean") served on Matson an amended complaint alleging that a Matson vessel negligently discharged contaminated ballast water into Los Angeles harbor on January 9, 1991. Pan Ocean admits that a vessel owned and operated by Pan Ocean dis-charged fuel oil into Los Angeles harbor on January 8, 1991. Pan Ocean is seeking contribution and indemnification for the in-harbor clean-up charges which it alleged to be between $16,000,000 and $19,000,000. On April 12, 1993, Pan Ocean amended its complaint to allege fraud and seek unspecified punitive damages. The parties have stipulated to binding arbitration before a Special Master appointed by the United States District Court for the Central District of California. The Special Master's findings will be incorporated into a judgment by the United States District Court, which judgment may be appealed to the Ninth Circuit Court of Appeals only on the issues of punitive damages and misconduct of the Special Master. Arbitration hearings, which commenced January 13, 1994, are ongoing. Management continues to believe, after consultation with legal counsel and given the Protection and Indemnity coverage under Matson's insurance policy in effect at the time of the alleged conduct, that any ultimate liability in connection with this action will not have a material adverse effect on Matson's financial condition.

      On November 1, 1994, the Division of Water Quality, Department of Wastewater Management, City and County of Honolulu ("City and County") issued a Cease and Desist Order to C&H, alleging violations of a City and County ordinance arising out of C&H's discharge of industrial wastewater from its liquid sugar refinery into the City and County's sewer system. Two subsequent Amended Orders, among other things, permitted C&H to discharge wastewater into the sewer system, provided C&H did not violate its permit, and imposed a fine on C&H in the amount of $1,650,000, which was suspended, provided C&H comply with the Amended Order. In May 1995, C&H presented a settlement proposal to the City and County pursuant to which, among other things, C&H and the City and County agreed that certain modifications completed at the refinery had alleviated the unanticipated operational difficulties that led to the issuance of the Amended Orders. On March 4, 1996, the City and County accepted the terms and conditions of C&H's proposal, which are contained in a Consent Agreement pursuant to which the fine was rescinded. The Consent Agreement resolves all issues raised in the Amended Orders and Docket No. 94-021, including the Petitions to Appeal filed by C&H.

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

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      This information is contained in the sections captioned "Common Stock" and "Dividends" on pages 21 and 22, respectively, of the 1996 Annual Report, which sections are incorporated herein by reference.

      At February 14, 1997, there were 5,840 record holders of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      Information for the years 1986 through 1996 is contained in the compara-tive table captioned "Eleven-Year Summary of Selected Financial Data" on pages 24 and 25 of the 1996 Annual Report, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

      A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. However, the carrying values of current assets (other than inventories, real estate held for sale, deferred income taxes and prepaid and other assets) and of debt instruments are reasonable estimates of their fair values. Investments in marketable securities are stated in the financial statements at market values in accordance with Statement of Financial Accounting Standards No. 115. Certain investments held in the Capital Construction Fund at amortized cost exceeded their fair values at December 31, 1996 and 1995. This matter is described more fully in Note 4 on page 36 of the 1996 Annual Report, which Note is incorporated herein by reference.

      Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 27 through 29 of the 1996 Annual Report, which section is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      This information is contained in the financial statements and accompanying notes on pages 30 through 41 of the 1996 Annual Report, the Independent Auditors' Report on page 23 of the 1996 Annual Report, the Industry Segment Information for the years ended December 31, 1996, 1995 and 1994 appearing on page 26 of the 1996 Annual Report and incorporated into the financial statements by Note 12 thereto, and the section captioned "Quarterly Results (Unaudited)" on page 22 of the 1996 Annual Report, all of which are incorporated herein by reference.

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


                                    PART III
                                    --------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------


     A.   DIRECTORS
          ---------

          For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 and 3 of A&B's proxy statement dated
March 10, 1997 ("A&B's 1997 Proxy Statement"), which section is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

          The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 1997, and present and prior positions with A&B and business experience for the past five years are given below.

          Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with
Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of A&B's 1997 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the sub-section captioned "Severance Agreements" on page 12 of A&B's 1997 Proxy Statement, which subsection is incorporated herein by reference.

Meredith J. Ching (40)
----------------------
     Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of ABHI (Government & Community Relations), 10/92-present; Vice President of ABHI (Natural Resources Development & Government Affairs), 4/89-9/92; first joined A&B or a subsidiary in 1982.

John C. Couch (57)
------------------
     Chairman of the Board (4/95-present), Chief Executive Officer (4/92-present) and President (4/91-present) of A&B; Chairman of the Boards (4/95-present) of ABHI and Matson; Chief Executive Officer (4/89-12/96) and President (4/89-4/95) of ABHI; previously held various executive officer positions with A&B and Matson; first joined A&B or a subsidiary in 1976.

W. Allen Doane (49)
-------------------
     Chief Executive Officer of ABHI, 1/97-present; President of ABHI, 4/95-present; Chief Operating Officer of ABHI, 4/91-12/96; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (60)
-----------------------
     Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

John B. Kelley (51)
-------------------
     Vice President (Investor Relations) of A&B, 1/95-present; Vice President (Corporate Planning & Development, Investor Relations) of A&B, 10/92-12/94; Vice President (Community & Investor Relations) of A&B, 2/91-10/92; first joined A&B or a subsidiary in 1979.

Miles B. King (49)
------------------
     Vice President and Chief Administrative Officer of A&B, 4/93-present; Senior Vice President (Industrial Relations) of ABHI, 4/93-present; Senior Vice President (Human Resources) of Matson, 10/92-present; Executive Vice President of The Hay Group, 1988-1992.

David G. Koncelik (55)
----------------------
     Senior Vice President of ABHI, 1/94-present; President and Chief Executive Officer of C&H, 1/94-present; Executive Vice President and Chief Operating Officer of C&H, 1/91-12/93; Chief Financial Officer of C&H, 12/88-12/93; first joined C&H in 1988.

Michael J. Marks (58)
---------------------
     Vice President, General Counsel and Secretary of A&B, 4/89-present; Senior Vice President and General Counsel of ABHI, 4/89-present; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (55)
--------------------------
     President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-present; first joined Matson in 1965.

Glenn R. Rogers (53)
--------------------
     Vice President, Chief Financial Officer and Treasurer of A&B, 4/93-present; Senior Vice President, Chief Financial Officer and Treasurer of ABHI, 1/96-present; Senior Vice President, Marketing of Matson, 1/89-4/93; first joined A&B or a subsidiary in 1975.

Robert K. Sasaki (56)
---------------------
     Vice President of A&B, 7/90-present; Senior Vice President (Properties) of ABHI, 4/89-present; first joined A&B or a subsidiary in 1965.

Thomas A. Wellman (38)
----------------------
     Controller of A&B, 1/96-present; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-present; Controller of ABHI, 11/91-present; first joined A&B or a subsidiary in 1989.

Judith A. Williams (53)
-----------------------
     Vice President (Corporate Planning) of A&B, 8/96-present and 10/87-4/89; Vice President of ABHI, 4/89-present; first joined A&B in 1979.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      See the section captioned "Executive Compensation" on pages 7 through 12 of A&B's 1997 Proxy Statement, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

      See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on page 4 and on pages 5 and 6, respectively, of A&B's 1997 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     See the subsection titled "Certain Relationships and Transactions" and the section titled "Compensation Committee Interlocks and Insider Participation" on pages 6 and 15, respectively, of A&B's 1997 Proxy Statement, which subsection and section are incorporated herein by reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
------------------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

      A.  FINANCIAL STATEMENTS
          --------------------

          Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (in-corporated by reference to the pages of the 1996 Annual Report shown in parentheses below):

          Balance Sheets, December 31, 1996 and 1995
            (pages 32 and 33).
          Statements of Income for the years ended
            December 31, 1996, 1995 and 1994 (page 30).
          Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and
            1994 (page 34).
          Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994 (page 31).
          Notes to Financial Statements (pages 35 through
            41 and page 26 to the extent incorporated by
            Note 12).
          Independent Auditors' Report (page 23).

      B.  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

          I - Condensed Financial Information of
              Registrant - Balance Sheets, December 31,
              1996 and 1995; Statements of Income and
              Cash Flows for the years ended December 31, 1996, 1995 and 1994; Notes to Condensed
              Financial Statements.

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

     4.b.    Debt.

     4.b.    Second Amended and Restated Revolving Credit and Term Loan
     Agreement, effective as of December 31, 1996, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii and The Union Bank of California, N.A.

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

             (iv) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhibit 10.b.(ix) to A&B's Form 10-K for the year ended December 31, 1990).

             (v) Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B's Form 8-K dated June 4,
     1993).

             (vi) Amendment dated as of May 20, 1994 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended June 30, 1994).

             (vii) Amendment dated January 23, 1995 to the Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhi-bit 10.a.(xvi) to A&B's Form 10-K for the year ended December 31, 1994).

             (viii) Amendment dated as of June 30, 1995 to the Note Agreements, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1995).

             (ix) Amendment dated as of November 29, 1995 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1995).

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

             (xvii) Third Amendment dated November 30, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993.

             (xviii) Fourth Amendment dated November 25, 1996 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993.

             (xix) Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxiv) to A&B's Form 8-K dated June 30, 1995).

             (xx) Revised pro forma financial information relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxv) to A&B's Form 8-K/A dated June 30, 1995).

             (xxi) Balance sheets as of December 31, 1993 and 1994 and State-ments of Income and Statements of Cash Flows for the years ended
     December 31, 1992, 1993 and 1994, relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxvi) to A&B's Form 8-K/A dated June 30, 1995).

             (xxii) Commercial Paper Dealer Agreement among California and Hawaiian Sugar Company, Inc., Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and Goldman Sachs Money Markets, L.P. dated June 20, 1995, with respect to California and Hawaiian Sugar Company, Inc.'s $100 million revolving credit facility (Exhibit 10.a.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1995).

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

             (xxvi) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31,
     1992).

             (xxvii) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.
     (xi) to A&B's Form 10-K for the year ended December 31, 1993).

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

             (xxx) Amendments Nos. 1 through 7, dated as of October 10, 1995, October 30, 1995, November 30, 1995, December 8, 1995, December 15, 1995, January 31, 1996 and February 8, 1996, respectively, to the Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated as of September 22, 1995 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31,
     1995).

             (xxxi) Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995 (Exhibit 10.a.(xxxi) to A&B's Form 10-K for the year ended December 31,
     1995).

             (xxxii) Amendment No. 1 dated December 28, 1995 to the Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995 (Exhibit 10.a.(xxxii) to A&B's Form 10-K for the year ended December 31, 1995).

             (xxxiii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

   *10.b.1. (i) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

---------------
* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

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

             (xxiv) Amendment No. 1 to and Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31,
     1994).

             (xxv) A&B Retirement Plan for Outside Directors, Amended and Restated Effective October 24, 1991 (Exhibit 10.b.1.(xix) to A&B's Form 10-K for the year ended December 31, 1992).

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

13.   Annual report to security holders.

      13.  Alexander & Baldwin, Inc. 1996 Annual Report.

21.   Subsidiaries.

      21.  Alexander & Baldwin, Inc. Subsidiaries as of February 28, 1997.

23. Consent of Deloitte & Touche LLP dated March 27, 1997 (included as last page of A&B's Form 10-K for the year ended December 31, 1996).

27.   Financial data schedule.

      D.   REPORTS ON FORM 8-K
           -------------------

           No reports were filed during the quarter ended December 31, 1996.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 27, 1997                By /s/ John C. Couch
                                    --------------------------------
                                    John C. Couch
                                    Chairman of the Board,
                                    President and Chief
                                    Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                 DATE
     ---------                    -----                 ----



/s/ John C. Couch             Chairman of the       March 27, 1997
-------------------------     Board, President
John C. Couch                 and Chief Execu-
                              tive Officer and
                              Director


/s/ Glenn R. Rogers           Vice President,       March 27, 1997
-------------------------     Chief Financial
Glenn R. Rogers               Officer and
                              Treasurer


/s/ Thomas A. Wellman         Controller            March 27, 1997
-------------------------
Thomas A. Wellman


/s/ Michael J. Chun           Director              March 27, 1997
-------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.        Director              March 27, 1997
-------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director              March 27, 1997
--------------------------
Walter A. Dods, Jr.


/s/ Charles G. King           Director              March 27, 1997
--------------------------
Charles G. King


/s/ Carson R. McKissick       Director              March 27, 1997
--------------------------
Carson R. McKissick


/s/ C. Bradley Mulholland     Director              March 27, 1997
--------------------------
C. Bradley Mulholland


/s/ Robert G. Reed III        Director              March 27, 1997
--------------------------
Robert G. Reed III


/s/ Maryanna G. Shaw          Director              March 27, 1997
--------------------------
Maryanna G. Shaw


/s/ Charles M. Stockholm      Director              March 27, 1997
--------------------------
Charles M. Stockholm

INDEPENDENT AUDITORS' REPORT


Alexander & Baldwin, Inc.:

We have audited the financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 23, 1997; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiaries, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

January 23, 1997

                                                                  SCHEDULE I

                           ALEXANDER & BALDWIN, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                                 (In thousands)

                                                         1996         1995
                                                         ----         ----
ASSETS
Current Assets:
    Cash and cash equivalents                          $    -      $       44
    Income tax receivable                                 18,292        6,292
    Accounts and notes receivable, net                     1,909           75
    Prepaid expenses and other                             1,050          741
                                                       ---------    ---------
         Total current assets                             21,251        7,152
                                                       ---------    ---------

Investments:
    Subsidiaries consolidated, at equity                 592,691      584,151
    Other                                                 90,796       81,538
                                                       ---------    ---------
         Total investments                               683,487      665,689
                                                       ---------    ---------

Property, at cost                                         78,581       91,377
    Less accumulated depreciation and amortization         9,610       10,512
                                                       ---------    ---------
         Property -- net                                  68,971       80,865
                                                       ---------    ---------

Other Assets                                              10,324        1,234
                                                       ---------    ---------

         Total                                         $ 784,033    $ 754,940
                                                       =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Bank overdraft                                     $      16    $   -
    Accounts payable                                         239          319
    Other                                                  3,829        4,361
                                                       ---------    ---------
         Total current liabilities                         4,084        4,680
                                                       ---------    ---------

Long-term Liabilities                                      5,740        5,127
                                                       ---------    ---------

Due to subsidiaries                                       40,477       53,805
                                                       ---------    ---------

Deferred Income Taxes                                     49,404       41,650
                                                       ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
    Capital stock                                         37,150       37,133
    Additional capital                                    43,377       40,138
    Unrealized holding gains on securities                48,205       39,830
    Retained earnings                                    568,969      546,394
    Cost of treasury stock                               (13,373)     (13,817)
                                                       ---------    ---------
         Total shareholders' equity                      684,328      649,678
                                                       ---------    ---------

         Total                                         $ 784,033    $ 754,940
                                                       =========    =========

See accompanying notes.





                   ALEXANDER & BALDWIN, INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)


                                               1996        1995        1994
                                               ----        ----        ----

Revenue:
    Net sales, revenue from services and
       rentals                               $  18,449   $  10,287   $   9,753
    Interest, dividends and other                3,961       3,798       3,753
                                             ---------   ---------   ---------
       Total revenue                            22,410      14,085      13,506
                                             ---------   ---------   ---------

Costs and Expenses:
    Cost of goods sold, services and
       rentals                                   4,331       2,946       4,972
    Selling, general and administrative          7,331       9,111      11,119
    Interest and other                           1,019       1,604       1,148
    Income taxes                                 3,008         427      (4,339)
                                             ---------   ---------   ---------
       Total costs and expenses                 15,689      14,088      12,900
                                             ---------   ---------   ---------

Income (Loss) Before Equity in Net Income
    of Subsidiaries Consolidated                 6,721          (3)        606

Equity in Net Income From Continuing
   Operations of Subsidiaries Consolidated      58,564      32,422      63,373

Equity in Net Income From Discontinued
   Operations of Subsidiaries Consolidated        -         23,336*     10,629
                                             ---------   ---------   ---------
    Net Income                               $  65,285   $  55,755   $  74,608
                                             =========   =========   =========

*Includes an after-tax gain of $18 million on the sale of the net assets of Matson Leasing Company, Inc.


See accompanying notes.




                   ALEXANDER & BALDWIN, INC. (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)
                                                1996        1995        1994
                                                ----        ----        ----

Cash Flows from Operations                   $  (5,892)  $  (9,405)  $  (6,341)
                                             ---------   ---------   ---------

Cash Flows from Investing Activities:
    Capital expenditures                          (353)       (678)       (935)
    Proceeds from sale (purchase) of
       investments                              10,182      (1,514)      1,200
    Dividends received from subsidiaries        50,000      70,000      60,000
                                             ---------   ---------   ---------
    Net cash provided by investing
       activities                               59,829      67,808      60,265
                                             ---------   ---------   ---------

Cash Flows from Financing Activities:
    Increase (decrease) in intercompany
       payable                                 (13,328)       (357)      5,066
    Payments of long-term debt                    (850)     (6,892)       (935)
    Proceeds from issuances of capital
       stock                                     1,291         468         122
    Repurchase of capital stock                 (1,250)    (11,580)    (17,717)
    Dividends paid                             (39,860)    (40,035)    (40,563)
                                             ---------   ---------   ---------
    Net cash used in financing activities      (53,997)    (58,396)    (54,027)
                                             ---------   ---------   ---------

Cash and Cash Equivalents:
    Net increase (decrease) for the year           (60)          7        (103)
    Balance, beginning of year                      44          37         140
                                             ---------   ---------   ---------
    Balance, end of year                     $     (16)  $      44   $      37
                                             =========   =========   =========

Other Cash Flow Information:
    Interest paid, net of amounts
       capitalized                           $     152   $     479   $     889
    Income taxes paid, net of refunds           26,360      53,014      18,391

Other Non-cash Information:
    Depreciation                                 2,604       3,049       3,043


See accompanying notes.


ALEXANDER & BALDWIN, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------




(a)   ORGANIZATION AND OPERATIONS

Alexander & Baldwin, Inc. is the parent company of A&B-Hawaii, Inc. (ABHI) and Matson Navigation Company, Inc. (Matson). ABHI has principal business operations of Food Products and Property Development and Management. Matson has principal business operations of Ocean Transportation and until June 1995, of Container Leasing. The net assets of Matson Leasing Company, Inc., the Company's container leasing subsidiary, were sold in June 1995 for $361.7 million in cash. Accordingly, the operating results and the gain on sale of the container leasing segment have been separately reported.

(b)   LONG-TERM LIABILITIES

At December 31, 1996 and 1995, long-term liabilities consisted of the following:

                                                     1996        1995
                                                     ----        ----
                                                      (In thousands)
   Long-term debt:
      Limited partnership subscription notes,
         no interest, payable through 1996         $    -      $     850
         Less current portion                                        850
                                                   ---------   ---------

            Long-term debt                              -              0

   Other--principally deferred compensation and
         executive survivors                           5,740       5,127
                                                   ---------   ---------

            Total                                  $   5,740   $   5,127
                                                   =========   =========

(c)   COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

At December 31, 1996, the Company did not have any significant firm commitments.

(d)   CASH DIVIDENDS FROM AFFILIATES

Cash dividends from a consolidated subsidiary were $50,000,000 in 1996, $70,000,000 in 1995 and $60,000,000 in 1994.