Form 10-Q
period 1997-03-31
ALEXANDER & BALDWIN INC
filed 1997-05-13
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 1997 are presented below.

                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                      Three Months Ended
                                                           March 31
                                                       1997         1996
                                                     --------     --------
                                                          (unaudited)
Revenue:
   Net sales, revenue from services and rentals      $271,192     $253,719
   Interest, dividends and other                       25,060        5,257
                                                     --------     --------
      Total revenue                                   296,252      258,976
                                                     --------     --------

Costs and Expenses:
   Costs of goods sold, services and rentals          227,791      211,529
   Selling, general and administrative                 26,555       27,313
   Interest                                             7,942        8,810
   Income taxes                                        12,739        4,133
                                                     --------     --------
      Total costs and expenses                        275,027      251,785
                                                     --------     --------

Net Income                                           $ 21,225     $  7,191
                                                     ========     ========

Earnings Per Share                                   $   0.47     $   0.16

Dividends Per Share                                  $   0.22     $   0.22

Average Number of Shares Outstanding                   45,311       45,305



                             INDUSTRY SEGMENT DATA
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES


                                                      Three Months Ended
                                                           March 31
                                                       1997         1996
                                                     --------     --------
                                                           (unaudited)
Revenue:
   Ocean Transportation                              $181,120     $152,222
   Property Development and Management:
      Leasing                                           9,116        8,888
      Sales                                             4,111        2,161
   Food Products                                      101,188       95,040
   Other                                                  717          665
                                                     --------     --------
      Total                                          $296,252     $258,976
                                                     ========     ========

Operating Profit: (1)
   Ocean Transportation                              $ 34,050     $ 17,613
   Property Development and Management:
      Leasing                                           6,234        5,942
      Sales                                             1,580          232
   Food Products                                        2,119         (888)
   Other                                                  663          613
                                                     --------     --------
      Total                                          $ 44,646     $ 23,512
                                                     ========     ========

(1) Before interest expense, corporate expenses and income taxes


                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                     March 31     December 31
                                                       1997          1996
                                                     --------     -----------
                                                    (unaudited)

                                     ASSETS
Current Assets:
   Cash and cash equivalents                        $   55,859     $   23,824
   Accounts and notes receivable, net                  155,708        172,266
   Inventories                                         142,319        102,722
   Real estate held for sale                            16,550         17,383
   Deferred income taxes                                17,548         17,708
   Prepaid expenses and other                           11,591         12,114
   Accrued deposits to Capital Construction Fund       (21,559)        (1,656)
                                                    ----------     ----------
      Total current assets                             378,016        344,361
                                                    ----------     ----------
Investments                                             87,632         91,602
                                                    ----------     ----------
Real Estate Developments                                66,612         70,144
                                                    ----------     ----------
Property, at cost                                    1,947,706      1,927,058
   Less accumulated depreciation and amortization      884,957        864,002
                                                    ----------     ----------
      Property - net                                 1,062,749      1,063,056
                                                    ----------     ----------
Capital Construction Fund                              201,427        178,616
                                                    ----------     ----------
Other Assets                                            46,850         52,843
                                                    ----------     ----------

      Total                                         $1,843,286     $1,800,622
                                                    ==========     ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                $   44,994     $   44,082
   Short-term commercial paper borrowings               71,000         62,000
   Accounts payable                                     53,644         50,496
   Other                                                85,943         86,352
                                                    ----------     ----------
      Total current liabilities                        255,581        242,930
                                                    ----------     ----------
Long-term Liabilities:
   Long-term debt                                      367,170        345,618
   Capital lease obligations                             7,488         12,039
   Post-retirement benefit obligations                 116,522        116,047
   Other                                                51,875         48,747
                                                    ----------     ----------
      Total long-term liabilities                      543,055        522,451
                                                    ----------     ----------
Deferred Income Taxes                                  354,825        350,913
                                                    ----------     ----------
Shareholders' Equity:
   Capital stock                                        37,065         37,150
   Additional capital                                   46,041         43,377
   Unrealized holding gains on securities               44,386         48,205
   Retained earnings                                   575,230        568,969
   Cost of treasury stock                              (12,897)       (13,373)
                                                    ----------     ----------
      Total shareholders' equity                       689,825        684,328
                                                    ----------     ----------

      Total                                         $1,843,286     $1,800,622
                                                    ==========     ==========


                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

                                                       Three Months Ended
                                                            March 31
                                                       1997         1996
                                                     --------     --------

                                                          (unaudited)

Cash Flows from Operating Activities                 $ 30,650     $  5,635
                                                     --------     --------

Cash Flows from Investing Activities:
   Capital expenditures                                (8,044)    (166,347)
   Proceeds from disposal of property,
      investments and other assets                         86        2,129
   Deposits into Capital Construction Fund             (2,908)      (2,796)
   Withdrawals from Capital Construction Fund            -         145,500
   Increase in investments                             (1,797)        -
                                                     --------     --------
      Net cash used in investing activities           (12,663)     (21,514)
                                                     --------     --------

Cash Flows from Financing Activities:
   Proceeds from issuances of long-term debt           34,500       26,000
   Payments of long-term debt                         (16,672)     (13,244)
   Proceeds of short-term commercial paper
      borrowings - net                                  9,000         -
   Proceeds from issuances of capital stock               363          117
   Repurchases of capital stock                        (3,169)        -
   Dividends paid                                      (9,974)      (9,970)
                                                     --------     --------
      Net cash provided by financing activities        14,048        2,903
                                                     --------     --------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                       $ 32,035     $(12,976)
                                                     ========     ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized         $  7,892     $  8,529
   Income taxes paid, net of refunds                    1,076        2,501

Other Non-Cash Information:
   Net accrued deposits to Capital Construction Fund   19,903           37
   Depreciation                                        22,729       21,745
   Tax-deferred property exchanges                      1,558         -
   Decrease in unrealized holding gains                (3,819)      (2,324)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 1997 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) Statement of Financial Accounting Standards No. 128, "Earnings Per Share," is effective for financial statements for both interim and annual periods ending after December 15, 1997. The Statement will not have a material impact on the Company's computation and presentation of earnings per share.

(d) Certain amounts have been reclassified to conform with current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------


OPERATING RESULTS

        Net income for the first quarter of 1997 was $21,225,000, or $0.47 per share. Net income for the comparable period of 1996 was $7,191,000, or $0.16 per share. Net income in the first quarter of 1997 included a net benefit of $12,361,000, or $0.27 per share, resulting from the settlement of a long-standing litigated insurance matter. Excluding this settlement, after-tax income rose 23 percent compared with the first quarter of 1996.

FINANCIAL CONDITION AND LIQUIDITY

      The Company's principal liquid resources, which consist of cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $510,410,000 at March 31, 1997, a decrease of $2,564,000 from December 31,
1996. The decrease was due primarily to lower amounts available under lines of credit, an increase in accrued deposits to the CCF and lower receivables, nearly offset by increased sugar and coffee inventories and higher cash balances. Amounts available under lines of credit decreased $36,001,000, primarily due to increased borrowing for plantation off-season repairs and the purchase of sugar inventory and as a result of fewer subdivision sales.
Accrued deposits to the CCF increased $19,903,000. Receivables decreased $16,558,000, due principally to Matson Navigation Company, Inc.'s (Matson) receipt of the insurance proceeds, a portion of which had been accrued in 1996. Sugar and coffee inventories increased $37,863,000, due principally to the timing of raw sugar purchases and the inventorying of sugar production costs in the first quarter of 1997. Cash and cash equivalents increased by $32,035,000, due primarily to Matson's receipt of the insurance-litigation proceeds.

     Working capital was $122,435,000 at March 31, 1997, an increase of $21,004,000 from the amount at the end of 1996. This increase was due primarily to the previously described increases in sugar inventories and cash, partially offset by the increase in accrued deposits to the CCF and lower receivables.

RESULTS OF SEGMENT OPERATIONS -
FIRST QUARTER 1997 COMPARED WITH THE FIRST QUARTER 1996

OCEAN TRANSPORTATION revenue of $181,120,000 for the first quarter of 1997 was 19 percent higher than the 1996 first-quarter revenue. Taking into account one-time events, operating profit in the first quarter of 1997 of $34,050,000 was nearly double that of the first quarter of 1996. This year, the settlement of litigation, arising from earthquake damage in 1989 to Matson's Oakland terminal, contributed $19,937,000, net of repair expenses and litigation costs, to operating profit. Last year, interim bareboat chartering of vessels to APL Limited, prior to the commencement of Matson's Guam service, contributed $5,634,000 to first-quarter operating profit. This one-time payment compensated the Company for the delays in its obtaining physical possession of certain vessels.

     Excluding both of these one-time events, ocean transportation operating profit in the first quarter of 1997 increased by 18 percent over the first quarter of 1996. This increase was primarily the result of benefitting from three full months of the Guam service in 1997, versus eight weeks in 1996, higher Hawaii service freight rates and auto volumes, and increased freight volume in the Pacific Coast and Mid-Pacific services. These benefits were partially offset by higher operating costs, due to continued terminal productivity difficulties associated with a 1996 West Coast longshore labor agreement. Hawaii service freight volume was four-percent lower in the first quarter of 1997, while auto volume increased by 12 percent.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9,116,000 for the first quarter of 1997 was three-percent higher than the first quarter 1996 revenue, and operating profit of $6,234,000 was five-percent higher than the 1996 first-quarter amount. These increases were primarily due to the contribution from properties added to the portfolio in 1996 and early 1997, and higher occupancy in several properties. The additional leased properties included two office buildings in Hawaii (Honolulu, Oahu and Wailuku, Maui) and a retail center in Greeley, Colorado. Year-to-date occupancy rates for the U.S. mainland leased properties averaged 99 percent, versus 98 percent a year ago. Hawaii occupancy rates averaged 82 percent, versus 90 percent in the first quarter of 1996, reflecting the continued weak real estate market in Hawaii and the impact of large discount retailers. Both of these factors have limited the absorption of new and vacant space.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $4,111,000 in the first quarter of 1997 compared with $2,161,000 in the comparable period of 1996. Operating profit from property sales in the first quarter of 1997 was $1,580,000, versus $232,000 in the same period in 1996. Among the first-quarter 1997 sales was a one-acre developed lot, which contributed $1,503,000 to operating profit, plus a total of 11 residential subdivision sales. First-quarter 1996 sales consisted primarily of 12 residential subdivision sales. The proceeds from the developed lot sold in the first-quarter of 1997 will be treated as a tax-deferred exchange. No tax-deferred sales were completed in the comparable period of 1996.

      The mix of property sales in any year can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land and subdivision lots generally provides a greater contribution margin than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land, which averages approximately $150 per acre. Consequently, property sales revenue trends and the amount of real estate held for sale on the condensed balance sheets are not necessarily indicative of future profitability for this segment.

FOOD PRODUCTS revenue of $101,188,000 for the first quarter of 1997 was six percent higher than the revenue reported for the comparable period of 1996. Operating profit was $2,119,000 for the first quarter of 1997, versus a loss of $888,000 a year earlier. Sugar refining results improved, due to stronger selling prices, increased sales volume and reduced refining expenses. Hawaii agribusiness results were slightly lower, due primarily to lower sales of electric power.

OTHER

INSURANCE LITIGATION: Matson received a favorable cash settlement of $33,650,000 on February 13, 1997 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,361,000 in the first quarter of 1997.

LEGISLATION: Under the Federal Agriculture Improvement and Reform Act, an initial import quota of 1,874,000 short tons of raw sugar was established.
This tonnage will increase or decrease by specified amounts, at scheduled intervals, based upon changes in sugar supply, demand and inventories. During the first quarter of 1997, the import quota was increased by 220,000 short tons to its current level of 2,094,000 short tons. The U.S. Department of Agriculture monitors this program and may, at its discretion, alter the sugar import quota in order to ensure that adequate supplies of raw sugar are available to meet demand.

TAX-DEFERRED EXCHANGES: In the first quarter of 1997, the Company sold one parcel of land on Maui for $1,558,000. The proceeds from this sale are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information" and are expected to be reinvested in 1997 on a tax-deferred basis. Also, during the quarter, the Company reinvested proceeds of $9,753,000 on a tax-deferred basis from sales completed in 1996.

SHARE REPURCHASES: During the first quarter of 1997, the Company repurchased 136,000 shares of its common stock for an aggregate of $3,523,000. In December 1996, the Board of Directors authorized the repurchase of up to 3,000,000 additional shares of the Company's stock.

ENVIRONMENTAL MATTERS: As with most industrial and land-development companies of its size, the Company's operations have certain risks which could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. Management believes that appropriate liabilities have been accrued for environmental matters.

ECONOMIC CONDITIONS: The outlook for Hawaii's economy is only modestly encouraging, amid short-term forecasts of flat economic activity. The apparent recovery in Hawaii's visitor industry may have been jeopardized by the strengthening of the U.S. dollar versus the Japanese yen, which raises the cost of U.S. travel to Japanese visitors. Higher hotel room rates continue; however, this in turn may be contributing to shorter average lengths of stay. The construction industry recently has shown some improvement, with 1996 construction completed increasing for the first time since 1991. Yet, the job count in this industry continues to decline and several major construction projects are winding down. Waikiki hotel renovation and reconstruction activity is anticipated with the pending completion of the Waikiki convention center and retraction of a previous building moratorium. Still, the Company has no basis to expect that Hawaii's economy will provide a significant boost to earnings in 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings such as the Form 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to:
(1) economic conditions in Hawaii and elsewhere; (2) market demand;
(3) competitive factors and pricing pressures in the Company's primary markets;
(4) legislative and regulatory environment at the federal, state and local levels; (5) dependence on raw sugar suppliers and other third-party suppliers;
(6) fuel prices; and (7) other risk factors described elsewhere in these communications and from time time in the Company's filings with the SEC.

                          PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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


                                    ALEXANDER & BALDWIN, INC.
                               ---------------------------------
                                          (Registrant)



Date: May 13, 1997             /s/ Glenn R. Rogers
                               ---------------------------------
                               Glenn R. Rogers
                               Vice President and Chief
                               Financial Officer




Date: May 13, 1997             /s/ Thomas A. Wellman
                               ---------------------------------
                               Thomas A. Wellman
                               Controller

                                 EXHIBIT INDEX
                                 -------------




11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.