Form 10-Q
period 1997-06-30
ALEXANDER & BALDWIN INC
filed 1997-08-11
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


The condensed financial statements and notes for the second quarter and first six months of 1997 are presented below with comparative 1996 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)
                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                        ----       ----       ----       ----
                                          (unaudited)          (unaudited)

Revenue:
  Net sales, revenue from services
  and rentals                         $312,800   $303,336   $583,992   $557,055
  Interest, dividends and other          5,128      4,656     30,188      9,913
                                      --------   --------   --------   --------


     Total revenue                     317,928    307,992    614,180    566,968
                                      --------   --------   --------   --------

Costs and Expenses:
  Costs of goods sold, services
  and rentals                          254,341    245,412    482,132    456,941
  Selling, general and administrative   26,538     26,228     53,093     53,541
   Interest                              7,803      8,376     15,745     17,186
  Income taxes                          10,967     10,206     23,706     14,339
                                      --------   --------   --------   --------


     Total costs and expenses          299,649    290,222    574,676    542,007
                                      --------   --------   --------   --------

Net Income                            $ 18,279   $ 17,770   $ 39,504   $  4,961
                                      ========   ========   ========   ========


Earnings Per Share                    $   0.40   $   0.39   $   0.87   $   0.55
                                      ========   ========   ========   ========

Dividends Per Share                   $   0.22   $   0.22   $   0.44   $   0.44
                                      ========   ========   ========   ========

Average Number of Shares Outstanding    45,238     45,295     45,274     45,300
                                      ========   ========   ========   ========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)

                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                        ----       ----       ----       ----

                                          (unaudited)            (unaudited)
Revenue:
  Ocean Transportation                $175,005   $173,201   $356,125   $325,423
  Property Development and Management:
    Leasing                              9,609      9,085     18,725     17,973
    Sales                               14,480      5,125     18,591      7,286
  Food Products                        118,131    119,908    219,319    214,948
  Other                                    703        673      1,420      1,338
                                      --------   --------   --------   --------

    Total                             $317,928   $307,992   $614,180   $566,968
                                      ========   ========   ========   ========

Operating Profit:(1)
  Ocean Transportation                $ 22,807   $ 26,648   $ 56,857   $ 44,261
  Property Development and Management:
    Leasing                              6,433      6,243     12,667     12,185
    Sales                                3,080      2,995      4,660      3,227
  Food Products                          6,553      2,696      8,672      1,808
  Other                                    671        628      1,334      1,241
                                      --------   --------   --------   --------

    Total                             $ 39,544   $ 39,210   $ 84,190   $ 62,722
                                      ========   ========   ========   ========

(1)Before interest expense, corporate expenses and income taxes




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                                     June 30     December 31
                                                       1997         1996
                                                       ----         ----

                                                   (unaudited)    (audited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                         $   32,166   $   23,824
  Accounts and notes receivable, net                   189,094      172,266
  Inventories                                          116,868      102,722
  Real estate held for sale                             14,416       17,383
  Deferred income taxes                                 14,666       17,708
  Prepaid expenses and other                             9,481       12,114
  Accrued deposits to Capital Construction Fund        (21,981)      (1,656)
                                                    ----------   ----------
    Total current assets                               354,710      344,361
                                                    ----------   ----------
Investments                                             93,181       91,602
                                                    ----------   ----------
Real Estate Developments                                66,651       70,144
                                                    ----------   ----------
Property, at cost                                    1,947,140    1,927,058
  Less accumulated depreciation and amortization       904,356      864,002
                                                    ----------   ----------
    Property - net                                   1,042,784    1,063,056
                                                    ----------   ----------
Capital Construction Fund                              168,993      178,616
                                                    ----------   ----------
Other Assets                                            59,675       52,843
                                                    ----------   ----------
    Total                                           $1,785,994   $1,800,622
                                                    ==========   ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                 $   43,590   $   44,082
  Short-term commercial paper borrowings                48,000       62,000
  Accounts payable                                      54,085       50,496
  Other                                                 97,258       86,352
                                                    ----------   ----------
    Total current liabilities                          242,933      242,930
                                                    ----------   ----------
Long-term Liabilities:
  Long-term debt                                       318,489      345,618
  Capital lease obligations                              7,488       12,039
  Post-retirement benefit obligations                  116,903      116,047
  Other                                                 55,700       48,747
                                                    ----------   ----------
    Total long-term liabilities                        498,580      522,451
                                                    ----------   ----------
Deferred Income Taxes                                  356,227      350,913
                                                    ----------   ----------
Shareholders' Equity:
  Capital stock                                         36,969       37,150
  Additional capital                                    46,249       43,377
  Unrealized holding gains on securities                47,868       48,205
  Retained earnings                                    570,065      568,969
  Cost of treasury stock                               (12,897)     (13,373)
                                                    ----------   ----------
    Total shareholders' equity                         688,254      684,328
                                                    ----------   ----------

    Total                                           $1,785,994   $1,800,622
                                                    ==========   ==========




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                    Six Months Ended
                                                         June 30
                                                   1997           1996
                                                   ----           ----
                                                       (unaudited)

Cash Flows from Operating Activities             $ 69,414       $ 51,495
                                                 --------       --------


Cash Flows from Investing Activities:
  Capital expenditures                            (17,195)      (173,956)
  Proceeds from disposal of property,
    investments and other assets                      268          1,417
  Deposits into Capital Construction Fund           -             (6,016)
  Withdrawals from Capital Construction Fund       30,000        145,500
  (Increase) reduction in investments              (1,926)         1,184
                                                 --------       --------

    Net cash provided by (used in) investing
    activities                                     11,147        (31,871)
                                                 --------       --------


Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt        34,500         26,000
  Payments of long-term debt                      (66,648)       (36,161)
  Proceeds (payments) of short-term commercial
    paper borrowings - net                        (14,000)         2,000
  Proceeds from issuances of capital stock          1,017            173
  Repurchases of capital stock                     (7,155)        (1,250)
  Dividends paid                                  (19,933)       (19,930)
                                                 --------       --------

    Net cash used in financing activities         (72,219)       (29,168)
                                                 --------       --------


Net Increase (Decrease) in Cash and Cash
  Equivalents                                    $  8,342       $ (9,544)
                                                 ========       ========

Other Cash Flow Information:
  Interest paid, net of amounts capitalized      $ 16,728       $ 17,421
  Income taxes paid, net of refunds                 8,652          4,804

Other Non-Cash Information:
  Net accrued deposits (withdrawals) to Capital
    Construction Fund                              20,325           (368)
  Depreciation                                     45,543         44,299
  Tax-deferred property exchanges                   9,589          2,825
  Decrease in unrealized holding gains               (337)        (1,031)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of June 30, 1997, the condensed statements of income for the three months and six months ended June 30, 1997 and 1996, and the condensed statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------


OPERATING RESULTS

     Net income for the second quarter of 1997 was $18,279,000, or $0.40 per share. Net income for the comparable period of 1996 was $17,770,000, or $0.39 per share.

     Net income for the first half of 1997 was $39,504,000, or $0.87 per share, versus $24,961,000, or $0.55 per share, in 1996. Net income in the first half of 1997 included $12,478,000, or $0.28 per share, resulting from the favorable settlement of protracted litigation related to an insurance claim. Excluding this settlement, first half 1997 net income rose eight percent.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $529.1 million at June 30, 1997, an increase of $16.2 million from December 31, 1996. This increase was due primarily to an increase in receivables, higher sugar and coffee inventories and higher cash balances, partially offset by an increase in accrued deposits to the CCF. Receivables increased $16.8 million, due primarily to a gradual increase in government receivables at Matson Navigation Company, Inc. (Matson) and increased sales by California and Hawaiian Sugar Company, Inc. (C&H). Sugar and coffee inventories increased $11.3 million, due to seasonal production at the Company's Maui sugar plantation, partially offset by a decrease in raw sugar tonnage carried in inventory at C&H. The $8.3 million increase in cash and cash equivalents was primarily the result of Matson's receipt of the insurance-litigation proceeds. Accrued deposits to the CCF increased $20.3 million.

     Working capital was $111.8 million at June 30, 1997, an increase of $10.3 million from the amount at the end of 1996. This increase was due primarily to the previously described increases in receivables, sugar and coffee inventories and higher cash balances, partially offset by the increase in accrued deposits to the CCF.

RESULTS OF SEGMENT OPERATIONS -
SECOND QUARTER 1997 COMPARED WITH THE SECOND QUARTER 1996

OCEAN TRANSPORTATION revenue of $175.0 million for the second quarter of 1997 was one-percent higher than the 1996 second quarter revenue. Operating profit of $22.8 million for the second quarter of 1997 declined, however, by 14 percent. This decrease was primarily the result of lower shipments of autos and containers to and from Hawaii and higher operating costs at Matson's container terminals. Partially offsetting these factors were higher cargo volume in the Guam, Pacific Coast and Mid-Pacific services, and slightly higher revenue rates in the Hawaii service. Matson's second-quarter 1997 Hawaii container volume declined two percent from that of the 1996 second quarter. Hawaii automobile volume declined 17 percent.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9.6 million for the second quarter of 1997 was six-percent higher than the second quarter 1996 revenue, and operating profit of $6.4 million was three-percent greater than in the comparable 1996 period. These increases were the result of properties added to the portfolio in 1996 and early 1997 and increased rental rates, offset, in part, by the absence of income from appreciated properties that had been sold.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $14.5 million, up significantly from the $5.1 million in sales recorded in the second quarter of 1996. However, operating profit from property sales this quarter was $3.1 million, virtually the same as last year's second quarter amount. The margin difference between these periods was due to differences in the mix and book values of the properties sold. Sales in the second quarter of 1997 included an industrial warehouse in California, and three developed business lots and sixteen residential properties on Maui. Sales in the second quarter of 1996 included one developed income property, one developed business lot and seven residential properties.

     The mix of property sales in any quarter can be diverse. These sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sales of undeveloped land and subdivision lots generally provide greater contribution margins than sales of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate available for sale are not necessarily indicators of future profitability for this segment.

FOOD PRODUCTS revenue of $118.1 million for the second quarter of 1997 was one-percent lower than the revenue reported for the comparable period of 1996. The second quarter operating profit of $6.6 million, however, represented a significant improvement from the $2.7 million operating profit in the same period in 1996. This increase was primarily the result of a higher refiner's margin at C&H, combined with ongoing cost reduction initiatives.

RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS OF 1997 COMPARED WITH THE FIRST SIX MONTHS OF 1996

OCEAN TRANSPORTATION revenue of $356.1 million for the first half of 1997 rose nine percent, primarily due to the insurance settlement. Excluding the insurance settlement, which contributed about $20.0 million, and a one-time charter payment in the first quarter of 1996, which contributed $5.6 million, first-half operating profit of $36.9 million declined four percent, due to the same reasons as the second-quarter decrease. For the first half, Matson's total Hawaii container volume was three-percent lower and its total automobile volume was five-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $18.7 million for the first half of 1997 was four-percent greater than the results in the comparable 1996 period. Operating profit of $12.7 million was four-percent higher than in the first half of 1996. This increase was due to the same reasons as the second quarter increase. The additional leased properties in the first half of 1997 included two office buildings in Hawaii (Honolulu, Oahu and Wailuku, Maui) and a retail center in Greeley, Colorado. The leased-property portfolio benefited from continuing high occupancy levels for Mainland properties, where year-to-date occupancy rates averaged 98 percent for both half-year periods. Occupancy levels for Hawaii properties averaged 78 percent, versus 88 percent last year. The decrease was due primarily to recently acquired properties that have relatively low occupancy rates.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $18.6 million in the first half of 1997 compared with $7.3 million recorded in the first half of 1996. Operating profit of $4.7 million from property sales in the first half was more than 40-percent higher than that of the first half of 1996. Among the first half 1997 sales were a one-acre developed lot and an industrial warehouse in California which, combined, contributed $3.0 million to operating profit, plus 27 residential and 3 developed business lot sales. Sales in the comparable period of 1996 included one developed business lot and 19 resi-dential properties. The net proceeds from the developed lot and the California industrial warehouse sold in the first half of 1997 will be treated as tax-deferred exchanges. One tax-deferred sale was completed in the comparable period of 1996.

FOOD PRODUCTS revenue of $219.3 million for the first half of 1997 was two-percent higher than the revenue reported for the comparable period of 1996. Operating profit of $8.7 million for the first half of 1997 compared with $1.8 million during the comparable period of 1996. This increase was due to the same reasons as the second-quarter improvement.

OTHER MATTERS

INSURANCE LITIGATION: On February 13, 1997, Matson received a favorable cash settlement of $33,650,000 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,478,000 in the first half of 1997.

LEGISLATION: Under the Federal Agriculture Improvement and Reform Act (FAIR), signed into law in 1996, an initial import quota of 1,874,000 short tons of raw sugar was established. This tonnage will increase or decrease by specified amounts, at scheduled intervals, based upon changes in sugar supply, demand and inventories. During the first half of 1997, the import quota was increased by 440,000 short tons, to its current level of 2,314,000 short tons. The U.S. Department of Agriculture monitors this program and may, at its discretion, alter the sugar import quota in order to ensure that supplies of raw sugar are adequate to meet demand for refined sugar.

On July 26th, the U.S. House of Representatives voted down the Miller-Schumer amendment which proposed to phase out the non-recourse language in the sugar program under FAIR.

TAX-DEFERRED EXCHANGES: In the first half of 1997, the Company sold two parcels of land for $9,589,000. The proceeds from these sales are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information" and are expected to be reinvested in 1997 on a tax-deferred basis.

SHARE REPURCHASES: During the first half of 1997, the Company repurchased approximately 273,000 shares of its common stock for an aggregate of $7,155,000 ($26.22 per share, on average).

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

ECONOMIC CONDITIONS: The outlook for Hawaii's economy is only modestly encouraging. Near-term forecasts anticipate about one-percent real growth in 1997, with continued modest inflation. Growth in Hawaii's visitor industry is unfavorably affected by the strengthening of the U.S. dollar versus the Japanese yen, which raises the cost of U.S. travel to Japanese visitors.
The stronger yen, as well as higher hotel room rates, are contributing to shorter average lengths of stay. The construction industry showed some improvement in 1996; however, the job count continued to decline in 1997. Waikiki hotel renovation and reconstruction activity is anticipated with the scheduled opening of the Waikiki convention center in 1998 and retraction of a previous building moratorium. In addition, several large retail projects in Waikiki have been announced recently. Still, the Company has no basis to expect that Hawaii's economy will provide a significant boost to earnings in 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Form 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels; (5) dependence on raw sugar suppliers and other third-party suppliers; (6) fuel prices; and
(7) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the Annual Meeting of Shareholders of the Company held on April 24, 1997, the Company's shareholders voted in favor of: (i) the election of nine directors to the Company's Board of Directors, and (ii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual Meeting of Shareholders, were as follows:

 (i)  Election of Directors                 For           Withheld
                                            ---           --------


      Michael J. Chun                    41,773,411        292,384
      John C. Couch                      41,773,393        292,402
      Leo E. Denlea, Jr.                 41,777,509        288,286
      Walter A. Dods, Jr.                41,772,745        293,050
      Charles G. King                    41,764,500        301,295
      Carson R. McKissick                41,779,048        286,747
      C. Bradley Mulholland              41,777,587        288,208
      Maryanna G. Shaw                   41,762,860        302,935
      Charles M. Stockholm               41,777,358        288,437


(ii)  Election of            For           Against         Abstain
                             ---           -------         -------
      Auditors
                         41,760,534        170,403         134,858


There were no broker non-votes at the Annual Meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


      (a)  Exhibits
           --------


           10.  Material contracts.

                10.b.(xxxi) Amendment No. 1 to the A&B Excess Benefits Plan, effective July 1, 1997.

                10.b.(xxxii) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997.

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


                                    ALEXANDER & BALDWIN, INC.
                                ---------------------------------
                                          (Registrant)


Date: August 11, 1997                   /s/ Glenn Rogers
                                        Glenn R. Rogers
                                  Executive Vice President and
                                    Chief Financial Officer


Date: August 11, 1997                   /s/ Thomas A. Wellman
                                          Thomas A. Wellman
                                             Controller

                                 EXHIBIT INDEX
                                 -------------


10.  Material contracts.

     10.b.(xxxi) Amendment No. 1 to the A&B Excess Benefits Plan, effective July 1, 1997.

     10.b.(xxxii) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997.

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.