Form 10-Q
period 1997-09-30
ALEXANDER & BALDWIN INC
filed 1997-11-12
CIK 3453

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 1997 are presented below with comparative 1996 financial statements.


                      ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Statements of Income
                       (In thousands, except per share amounts)

                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                        1997      1996      1997      1996
                                        ----      ----      ----      ----
                                         (unaudited)         (unaudited)
Revenue:
  Net sales, revenue from services
  and rentals                         $321,869  $328,308  $905,861  $885,363
  Interest, dividends and other          4,137     5,521    34,325    15,434
                                      --------  --------  --------  --------
    Total revenue                      326,006   333,829   940,186   900,797
                                      --------  --------  --------  --------

Costs and Expenses:
  Costs of goods sold, services
  and rentals                          258,414   260,133   740,546   717,074
  Selling, general and administrative   26,260    28,111    79,353    81,652
  Interest                               6,770     8,469    22,515    25,655
  Income taxes                          12,690    13,991    36,396    28,330
                                      --------  --------  --------  --------
    Total costs and expenses           304,134   310,704   878,810   852,711
                                      --------  --------  --------  --------

Net Income                            $ 21,872  $ 23,125  $ 61,376  $ 48,086
                                      ========  ========  ========  ========

Earnings Per Share                    $   0.48  $   0.51  $   1.36  $   1.06
                                      ========  ========  ========  ========

Dividends Per Share                   $   0.22  $   0.22  $   0.66  $   0.66

Average Number of Shares Outstanding    45,135    45,293    45,227    45,298


                      ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                Industry Segment Data
                                   (In thousands)

                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
                                        1997      1996      1997      1996
                                        ----      ----      ----      ----
                                         (unaudited)         (unaudited)
Revenue:
  Ocean Transportation                $179,106  $168,701  $535,231  $494,124
  Property Development and Management:
    Leasing                              9,320     8,918    28,045    26,891
    Sales                                4,080    15,299    22,671    22,585
  Food Products                        132,816   139,518   352,135   354,466
  Other                                    684     1,393     2,104     2,731
                                      --------  --------  --------  --------
    Total                             $326,006  $333,829  $940,186  $900,797
                                      ========  ========  ========  ========
Operating Profit:(1)
  Ocean Transportation                $ 24,405  $ 20,646  $ 81,262  $ 64,907
  Property Development and Management:
    Leasing                              6,105     6,032    18,772    18,217
    Sales                                1,257     8,673     5,917    11,900
  Food Products                         11,470    11,848    20,142    13,656
  Other                                    652     1,356     1,986     2,597
                                      --------  --------  --------  --------
    Total                             $ 43,889  $ 48,555  $128,079  $111,277
                                      ========  ========  ========  ========


(1) Before interest expense, corporate expenses and income taxes



                      ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                               Condensed Balance Sheets
                                    (In thousands)

                                                September 30    December 31
                                                    1997           1996
                                                    ----           ----
                                                 (unaudited)     (audited)
                                  ASSETS
Current Assets:
  Cash and cash equivalents                      $   14,891     $   23,824
  Accounts and notes receivable, net                204,102        172,266
  Inventories                                       123,305        102,722
  Real estate held for sale                          13,738         17,383
  Deferred income taxes                              17,157         17,708
  Prepaid expenses and other                         11,908         12,114
  Accrued deposits to Capital Construction Fund     (11,104)        (1,656)
                                                 ----------     ----------
    Total current assets                            373,997        344,361
                                                 ----------     ----------
Investments                                         105,824         91,602
                                                 ----------     ----------
Real Estate Developments                             67,109         70,144
                                                 ----------     ----------
Property, at cost                                 1,959,898      1,927,058
  Less accumulated depreciation and amortization    923,154        864,002
                                                 ----------     ----------
    Property - net                                1,036,744      1,063,056
                                                 ----------     ----------
Capital Construction Fund                           148,095        178,616
                                                 ----------     ----------
Other Assets                                         59,520         52,843
                                                 ----------     ----------
    Total                                        $1,791,289     $1,800,622
                                                 ==========     ==========

                                LIABILITIES AND
                             SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt              $   42,159     $   44,082
  Short-term commercial paper borrowings             65,500         62,000
  Accounts payable                                   54,506         50,496
  Other                                             104,911         86,352
                                                 ----------     ----------
    Total current liabilities                       267,076        242,930
                                                 ----------     ----------
Long-term Liabilities:
  Long-term debt                                    272,393        345,618
  Capital lease obligations                           2,000         12,039
  Post-retirement benefit obligations               116,644        116,047
  Other                                              56,034         48,747
                                                 ----------     ----------
    Total long-term liabilities                     447,071        522,451
                                                 ----------     ----------
Deferred Income Taxes                               360,562        350,913
                                                 ----------     ----------
Shareholders' Equity:
  Capital stock                                      36,914         37,150
  Additional capital                                 48,817         43,377
  Unrealized holding gains on securities             56,815         48,205
  Retained earnings                                 586,931        568,969
  Cost of treasury stock                            (12,897)       (13,373)
                                                 ----------     ----------
  Total shareholders' equity                        716,580        684,328
                                                 ----------     ----------

    Total                                        $1,791,289     $1,800,622
                                                 ==========     ==========

                      ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                          Condensed Statements of Cash Flows
                                    (In thousands)

                                                     Nine Months Ended
                                                        September 30
                                                    1997           1996
                                                    ----           ----
                                                        (unaudited)
Cash Flows from Operating Activities             $  103,908     $   90,026
                                                 ----------     ----------

Cash Flows from Investing Activities:
  Capital expenditures                              (32,262)      (181,137)
  Proceeds from disposal of property,
    investments and other assets                        475         10,749
  Deposits into Capital Construction Fund           (10,000)        (8,323)
  Withdrawals from Capital Construction Fund         50,000        145,500
  Increase in investments                            (2,221)          -
  Reduction in investments                            1,798          1,184
                                                 ----------     ----------
     Net cash provided by (used in) investing
     activities                                       7,790        (32,027)
                                                 ----------     ----------

Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt          34,500         43,000
  Payments of long-term debt                       (119,680)       (70,762)
  Proceeds (payments) of short-term commercial
    paper borrowings - net                            3,500         (9,500)
  Proceeds from issuances of capital stock            1,645            473
  Repurchases of capital stock                      (10,721)        (1,250)
  Dividends paid                                    (29,875)       (29,901)
                                                 ----------     ----------
    Net cash used in financing activities          (120,631)       (67,940)
                                                 ----------     ----------

Net Decrease in Cash and Cash Equivalents        $   (8,933)    $   (9,941)
                                                 ==========     ==========
Other Cash Flow Information:
  Interest paid, net of amounts capitalized      $   23,961     $   26,633
  Income taxes paid, net of refunds                  11,731         17,018

Other Non-Cash Information:
  Net accrued deposits (withdrawals) to Capital
    Construction Fund                                 9,448            (44)
  Depreciation                                       67,198         66,577
  Tax-deferred property exchanges                     9,589         12,325
  Increase in unrealized holding gains                8,610          2,865


Financial Notes
(Unaudited)

(a) The condensed balance sheet as of September 30, 1997, the condensed statements of income and industry segment data for the three months and nine months ended September 30, 1997 and 1996, and the condensed statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

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

(d) Certain amounts have been reclassified to conform with the current year presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

OPERATING RESULTS

      Net income for the third quarter of 1997 was $21,872,000, or $0.48 per share. Net income for the comparable period of 1996 was $23,125,000, or $0.51 per share. Revenue for the third quarter of 1997 was $326,006,000, compared with revenue of $333,829,000 in the third quarter of 1996.

      Net income for the first nine months of 1997 was $61,376,000, or $1.36 per share, versus $48,086,000, or $1.06 per share, in 1996. Results for the first nine months of 1997 included $12,478,000, or $0.28 per share, resulting from the favorable settlement of protracted litigation related to an insurance claim. Net income for the same period in 1996 included a special charter payment that contributed $3,545,000, or $0.08 per share, to income. Excluding these unusual items, nine-month 1997 net income rose about 10 percent. Revenue for the first nine months of 1997 was $940,186,000, compared with revenue of $900,797,000 a year earlier. Excluding the unusual items, nine-month 1997 revenue rose three percent.

FINANCIAL CONDITION AND LIQUIDITY

      The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $551.5 million at September 30, 1997, an increase of $38.5 million from December 31, 1996. This increase was due primarily to an increase in receivables, higher sugar and coffee inventories and higher unused lines of credit, partially offset by an increase in accrued deposits to the CCF and a decrease in cash and cash equivalents. Receivables increased $31.8 million, due primarily to an increase in government and other receivables at Matson Navigation Company, Inc. (Matson) and increased sales by California and Hawaiian Sugar Company, Inc. (C&H). Sugar and coffee inventories increased $22.1 million, due to seasonal production at the Company's Maui sugar plantation and an increase in raw and refined sugar carried in inventory at C&H. Accrued deposits to the CCF increased $9.4 million. The $8.9 million decrease in cash and cash equivalents was primarily the result of debt repayments.

     Working capital was $106.9 million at September 30, 1997, an increase of $5.5 million from the amount at the end of 1996. This increase was due primarily to increases in receivables, accounts payable, and sugar and coffee inventories, partially offset by the increase in accrued deposits to the CCF and lower cash balances.

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 1997 COMPARED WITH THE THIRD QUARTER 1996

OCEAN TRANSPORTATION revenue of $179.1 million for the third quarter of 1997 was six-percent higher than the 1996 third-quarter revenue. Operating profit of $24.4 million rose 18 percent over the third quarter of 1996, primarily the result of higher revenue in the Hawaii and Guam services, and improved cargo-handling productivity. Total third-quarter 1997 Hawaii container and automobile volumes were virtually unchanged from the 1996 third-quarter levels.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9.3 million for the third quarter of 1997 was five-percent higher than in the third quarter of 1996 and operating profit of $6.1 million was one-percent higher than in the comparable period of 1996. These increases were the result of properties added to the portfolio in 1996 and early 1997 and increased rental rates, offset, in part, by the absence of income from properties that had been sold.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $4.1 million was significantly lower than the $15.3 million recorded in the third quarter of 1996. Operating profit from property sales this quarter was $1.3 million, versus $8.7 million a year earlier. Sales in the third quarter of 1997 included an undeveloped 29-acre parcel for a county landfill expansion, one developed business lot and 13 residential properties on Maui. Sales in the third quarter of 1996 included a seven-acre parcel on Maui leased to Kmart, another smaller developed business lot and 25 residential properties.

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

FOOD PRODUCTS revenue of $132.8 million for the third quarter of 1997 was five-percent lower than the revenue reported for the comparable period of 1996. Operating profit decreased three percent to $11.5 million in the third quarter of 1997, from $11.8 million in the same period in 1996. The decrease was primarily due to reduced Hawaii agribusiness results, partially offset by improved results at C&H, the Company's West Coast sugar refinery operation.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 1997 COMPARED WITH THE FIRST NINE MONTHS OF 1996

OCEAN TRANSPORTATION revenue of $535.2 million, for the first nine months of 1997, rose eight percent and operating profit of $81.3 million rose 25 percent. However, excluding the insurance settlement, which contributed $20.0 million on a pretax basis, and a one-time charter payment in the first quarter of 1996, which contributed $5.6 million, nine-months operating profit for the ocean transportation segment rose just three percent. For the first nine months, Matson's total Hawaii container volume was down two percent and its total automobile volume was down three percent.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $28 million, for the first nine months of 1997, was four-percent greater than the results in the comparable 1996 period. Nine-months 1997 property leasing operating profit of $18.8 million was three-percent higher than in the nine months of 1996. This increase was due to the same reasons as the third quarter increase. The additional leased properties in the first nine months of 1997 included two office buildings in Hawaii (Honolulu, Oahu and Wailuku, Maui) and a retail center in Greeley, Colorado. The leased-property portfolio benefited from continuing high occupancy levels for Mainland properties, where 1997 year-to-date occupancy rates averaged 98 percent, versus 97 percent for the same period in 1996. Occupancy levels for Hawaii properties averaged 78 percent, versus 87 percent last year. The decrease this year was due primarily to the recently acquired office buildings in Hawaii that have relatively low occupancy rates and to the continued weak economy in Hawaii. For the first nine months of 1997, the Hawaii property contributed slightly more than half of total property leasing revenue.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $22.7 million, for the first nine months of 1997, was virtually the same as the $22.6 million in sales recorded in the nine months of 1996. Operating profit from property sales in the first nine months of $5.9 million, however, was about half the $11.9 million in 1996, due primarily to the mix of properties sold. Nine-month sales in 1997 included an undeveloped 29-acre parcel, a one-acre developed lot, an industrial warehouse in California, 40 residential and four developed business lot sales. Sales in the comparable period of 1996 included the seven-acre developed lot leased to Kmart, a developed business property, two improved business lots and 44 residential properties.

FOOD PRODUCTS revenue of $352.1 million, for the first nine months of 1997, was one-percent lower than the revenue reported for the comparable period of 1996. For the nine months of 1997, however, operating profit of $20.1 million was 47-percent higher than the $13.7 million earned in the same period last year. Sugar refining results improved substantially over 1996, primarily due to lower raw sugar costs. However, Hawaii agribusiness results were considerably lower than in 1996, reflecting lower sugar production caused by adverse weather conditions and lower yields.

OTHER MATTERS

INSURANCE LITIGATION: On February 13, 1997, Matson received a cash settlement of $33,650,000 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,478,000 in the first nine months of 1997.

SUGAR QUOTA PROGRAM: On September 19, 1997, the Secretary of Agriculture established, under the Federal Agriculture Improvement and Reform (FAIR) Act and in accordance with the Harmonized Tariff Schedule (HTS), the aggregate quantity of sugars and syrups that can be imported into the United States. The maximum import quantity for fiscal year 1998 was set at 1,800,000 metric tons raw value (MTRV). Of the 1.8 million MTRV, 1.2 million MTRV is immediately available. The remaining 600,000 MTRV will be made incrementally available during the first five months of 1998 if the "stocks-to-use" ratio, as published in the 1998 World Agricultural Supply and Demand, is not greater than 15.5 percent.

TAX-DEFERRED EXCHANGES: In the first nine months of 1997, the Company sold two parcels of land for $9,589,000. The proceeds from these sales are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information" and were reinvested in 1997 on a tax-deferred basis. In October 1997, the Company purchased a 105,000 square foot shopping center, The Village at Indian Wells, located near Palm Desert, California, for $13 million, using the proceeds from previous tax-deferred transactions.

SHARE REPURCHASES: During the first nine months of 1997, the Company repurchased approximately 407,000 shares of its common stock, for an aggregate of $10,722,000 ($26.34 per share, on average).

ENVIRONMENTAL MATTERS: As with most industrial and land-development companies of its size, the Company's operations have certain risks, which could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. Management believes that appropriate liabilities have been accrued for environmental matters.

ECONOMIC CONDITIONS: Near-term, the economy of Hawaii continues to grow slowly on an inflation-adjusted basis. Inflation, at just under one percent, however, is considerably below the national rate. Recent economic forecasts anticipate real growth in Gross State Product of less than one percent for 1997 and of about one percent for 1998. That outlook is based on a leveling off in the rate of job losses and anticipation of a modest recovery in the job count in 1998, a one-percent improvement in forecast visitor arrivals in 1998 and an end of the cyclical construction-industry decline. One potentially positive factor for the longer-term is a set of recommendations for economic revitalization made recently by a high-level task force formed by Hawaii's governor and legislative leaders. These recommendations include proposals for far-reaching tax and regulatory changes. Although the recommendations would have to be adopted by the legislature in its 1998 term, they are supported by a broad constituency of government, business and labor leaders.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Form 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels, such as government rate regulations, government administration of the U.S. sugar program, and retention of cabotage laws; (5) dependence on raw sugar suppliers and other third-party suppliers; (6) fuel prices; (7) labor relations and
(8) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

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


                                    ALEXANDER & BALDWIN, INC.
                                ---------------------------------
                                          (Registrant)


Date: November 12,1997                  /s/ Glenn Rogers
                                        Glenn R. Rogers
                                  Executive Vice President and
                                    Chief Financial Officer


Date: November 12, 1997                 /s/ Thomas A. Wellman
                                          Thomas A. Wellman
                                             Controller

                        EXHIBIT INDEX



11.     Statement re computation of per share earnings.

27.     Financial Data Schedule.