Form 10-K
period 1997-12-31
ALEXANDER & BALDWIN INC
filed 1998-03-27
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                          Commission file number 0-565



                           ALEXANDER & BALDWIN, INC.
             (Exact name of registrant as specified in its charter)


         HAWAII                                        99-0032630
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)


                               822 BISHOP STREET
                  POST OFFICE BOX 3440, HONOLULU, HAWAII 96801
             (Address of principal executive offices and zip code)

                                  808-525-6611
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 13, 1998:
                                   44,853,282

 AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AT FEBRUARY 13, 1998:
                                 $1,117,966,743


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   x       No
                                                        -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF REGISTRANT'S PROXY STATEMENT DATED MARCH 9, 1998 (PART III OF FORM 10-K).
   PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED
             DECEMBER 31, 1997 (PARTS I, II AND IV OF FORM 10-K).

                               TABLE OF CONTENTS

                                     PART I
                                                                    Page
                                                                    ----

Items 1. & 2.  Business and Properties ..............................  1

    A.   Ocean Transportation .......................................  2
         (1)   Freight Services .....................................  2
         (2)   Vessels ..............................................  3
         (3)   Terminals ............................................  3
         (4)   Other Services .......................................  5
         (5)   Competition ..........................................  6
         (6)   Labor Relations ......................................  7
         (7)   Rate Regulation ......................................  8

    B.   Property Development and Management ........................  8
         (1)   General ..............................................  8
         (2)   Planning and Zoning ..................................  9
         (3)   Residential Projects ................................. 10
         (4)   Commercial and Industrial Properties ................. 12

    C.   Food Products .............................................. 16
         (1)   Production ........................................... 16
         (2)   Sugar Refining; Marketing of Sugar
               and Coffee ........................................... 17
         (3)   Competition and Sugar Legislation .................... 18
         (4)   Properties and Water ................................. 21

    D.   Employees and Labor Relations .............................. 22

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

Item 4.  Submission of Matters to a Vote of
         Security Holders ........................................... 26


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................ 26

Item 6.  Selected Financial Data .................................... 27

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations ................................................. 27

Item 8.  Financial Statements and Supplementary Data ................ 27

Item 9.  Changes in and Disagreements With
         Accountants on Accounting and Financial
         Disclosure ................................................. 28


                                    PART III

Item 10. Directors and Executive Officers of
         the Registrant ............................................. 28

    A.   Directors    ............................................... 28

    B.   Executive Officers of the Registrant ....................... 28

Item 11. Executive Compensation ..................................... 30

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ...................................... 30

Item 13. Certain Relationships and Related
         Transactions  ...............................................30


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .................................... 30

    A.   Financial Statements ....................................... 30

    B.   Financial Statement Schedules .............................. 31

    C.   Exhibits Required by Item 601 of
         Regulation S-K ............................................. 31

    D.   Reports on Form 8-K ........................................ 40

Signatures    ....................................................... 41

Independent Auditors' Report ........................................ 43

Schedule I    ....................................................... 44

Independent Auditors' Consent ....................................... 48

[Note: Page references refer to printed document rather than electronic version.]

                           ALEXANDER & BALDWIN, INC.
                           -------------------------

                                   FORM 10-K
                                   ---------

                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1997


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

      The industry segments of A&B are as follows:

      A.  Ocean Transportation - carrying freight, primarily between various
          --------------------
          United States Pacific Coast ports, major Hawaii ports and Guam; providing terminal, stevedoring, tugboat and container equipment maintenance services in certain of those ports; chartering its vessels to third parties; and arranging United States Mainland intermodal transportation.

      B.  Property Development and Management - developing real property in
          -----------------------------------
          Hawaii and on the U.S. Mainland; selling residential properties in Hawaii and on the U.S. Mainland; and managing, leasing, selling and purchasing commercial/industrial properties in Hawaii and on the U.S. Mainland.

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

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1997, see "Industry Segment Information" on page 24 of the Alexander & Baldwin, Inc. 1997 Annual Report ("1997 Annual Report"), which information is incorporated herein by reference.


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

               Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1997, Matson carried 149,734 containers (compared with 152,109 in 1996) and 78,641 motor vehicles (compared with 83,097 in 1996) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

               Matson's Guam Service provides containership freight service between the United States Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established in 1996 by Matson and American President Lines, Ltd. ("APL") to provide freight service between the United States Pacific Coast and Hawaii, Guam, Japan, and South Korea. In 1997, Matson carried 19,122 containers (compared with 15,249 in 1996) and 3,595 automobiles (compared with 3,729 in 1996) in the Guam Service. Modifications to the strategic alliance were implemented in January 1998 to provide better service and reduce operating costs. The restructured alliance now utilizes six vessels (three Matson vessels and three APL vessels) rather than five, in a schedule which provides service from the United States Pacific Coast to Guam and Micronesia, continuing through Far East ports, and returning to California.

               Matson's Pacific Coast Service provides containership freight service between Los Angeles, Oakland, Seattle and Vancouver, Canada. In 1997, Matson carried 39,390 containers (compared with 38,237 in 1996) in the Pacific Coast Service. The Pacific Coast Service has benefited from the startup, in August 1997, of a relationship with Canadian National Railway, which enables Matson to provide the railway and its customers with reliable, fixed-day service that reduces overall transit time between western Canada and southern California.

               Matson's Mid-Pacific Service offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

               See "Rate Regulation" below with respect to Matson's freight rates.

          (2)  VESSELS
               -------

               Matson's cargo fleet consists of eleven containerships, four combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. These nineteen vessels represent an investment of approximately $836,800,000 during the past 28 years. The majority of vessels in the Matson cargo fleet has been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act, 1936, as amended.

               Matson's fleet units are described in the list on the following page.

               As a complement to its fleet, Matson owns approximately 16,800 containers, 9,300 container chassis, 450 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 1997 for vessels and equipment totaled approximately $19,200,000.



                                                  MATSON NAVIGATION COMPANY, INC.
                                                  -------------------------------

                                                           FLEET - 3/1/98
                                                           --------------


                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers                Vehicles      Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
Vessel         Official Year    Recon-             Speed   Deadweight                   Reefer
 Name           Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered Ships
--------------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --        --
MOKIHANA (2)    655397  1983            860'2"     23.0      30,167    182   312  1,134  408     2,824
MAHIMAHI (2)    653424  1982            860'2"     23.0      30,167    182   312  1,134  408     2,824
MANOA (2)       651627  1982            860'2"     23.0      30,187    182   312  1,134  408     2,824

Steam-Powered Ships
-------------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308          458    538  300     1,626     44               2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623          458    538  300     1,626                      2,600
KAIMOKU (3)     573223  1976     1990   790'9"     21.5      14,551          276    310  121     1,020    350      54        --
KAINALU (3)     557149  1974     1990   790'9"     21.5      14,976          276    310  121     1,020    350      54        --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501          683    400  329     1,620    450      56       4,300
LURLINE (3)     549900  1973     1982   826'6"     21.5      22,221          597    345  340     1,476    220      81       2,100
EWA             530140  1972     1978   787'8"     21.0      38,656    294          861  180     2,015
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981
LIHUE           530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979
MANULANI        528400  1970            720'5-1/2" 22.5      27,165          537    416  251     1,476                      5,300
MANUKAI         524219  1970            720'5-1/2" 22.5      27,107          537    416  251     1,476                      5,300

Tugs and Barges
---------------
WAIALEALE (4)   978516  1991            345'0"      --        5,621                       35              230      45
ISLANDER (5)    933804  1988            372'0"      --        6,837          276     24   70       380                       --
MAUNA LOA (5)   676973  1984            350'0"      --        4,658          144     72   84       316                      2,100
HALEAKALA (5)   676972  1984            350'0"      --        4,658          144     72   84       316                      2,100
MAOI (6)        618705  1980             75'0"     10.0         --
JOE SEVIER (6)  500799  1965             80'0"     10.0         --
------------------------------------------------------
(1) "Twenty-foot Equivalent Units" (including trailers).  TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL to February 2006.
(3) Reserve Status
(4) Roll-on/Roll-off Barge
(5) Container Barge
(6) Tug


          (3)  TERMINALS
               ---------

               Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at the ports of Honolulu, Los Angeles, Oakland and Seattle.

               Matson Terminals is among the largest container stevedoring and terminal operators on the United States Pacific Coast. A total of 858 vessel calls were served at all Matson Terminals container facilities in 1997. The four terminals operated by Matson Terminals are as follows:



                  TERMINAL  EXPIRATION OF       1997                                USABLE
   TERMINAL         SIZE       TERMINAL      THROUGHPUT    CONTAINER     CRANE       SHIP
   LOCATION       (ACRES)       LEASE      (# CONTAINERS)  CRANES (#)  OWNERSHIP  BERTHS (#)
   --------       --------  -------------  --------------  ----------  ---------  ----------


Honolulu, HI        108       Sept 2016       390,137          7       Matson         3
                                                                       Terminals

Los Angeles, CA      95       Jan 1999        232,670          4       Matson         3
                                                                       Terminals

Oakland, CA          74       Dec 2008        131,893          3       Matson         3
                                                                       Terminals

Seattle, WA          35       Dec 1999         93,851          3       Port of        2
                                                                       Seattle


               Matson Terminals has lease agreements with the port authorities for the use of the publicly-owned container terminal properties at these locations and does not anticipate any difficulty in renewing such agreements as they expire or in finding satisfactory alternative premises. In particular, Matson Terminals anticipates it will reach a satisfactory agreement with the Port of Los Angeles for the terminal space needed for its southern California operations. In addition, at the Port of Seattle, Matson Terminals is scheduled to relocate in the year 2000 to a larger facility, under a 30-year lease with options to expand from the initial 48 acres up to 85 acres. Besides owning or leasing the shoreside cranes identified in the above table, Matson Terminals owns or leases supporting container-handling equipment at its container facilities and owns all of the maintenance equipment used in providing container equipment and terminal maintenance services.

               Capital expenditures for terminals and equipment totaled approximately $1,400,000 in 1997.

          (4)  OTHER SERVICES
               -------------

               Matson Intermodal System, Inc. ("Matson Intermodal"), a wholly-owned subsidiary of Matson, is an intermodal marketing company which arranges North American rail and truck transportation for shippers and carriers, frequently in conjunction with ocean transportation. Through volume purchases of rail and motor carrier transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal currently has 11 offices and manages 30 equipment depots across the United States Mainland.

               Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, owns two tugboats, which are employed in Hawaiian waters under operating agreements to provide harbor assistance for vessels calling at the islands of Hawaii and Maui.

          (5)  COMPETITION
               -----------

               Matson's Hawaii and Guam Services have one major containership competitor which serves Long Beach, Oakland, Tacoma, Honolulu and Guam. In an administrative proceeding in 1997, the purpose of which was to determine the historic service levels to which that competitor would be limited as a condi-tion to its participation in the Maritime Security Program, the U.S. Maritime Administration limited the initial annual capacity which the competitor may offer in the Hawaii trade to 162,378 TEUs (see footnote (1) on page 4 for an explanation of "TEU"). Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services. Competitors in the Pacific Coast Service include truck, rail and ocean carrier services.

               Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals in Hawaii. This service is attractive to customers because it decreases their overall distribution costs. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

               The carriage of cargo between the United States Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by
Section 27 of the Merchant Marine Act, 1920, frequently referred to as the Jones Act. However, foreign-flag vessels carrying cargo to Hawaii from foreign sources provide indirect competition for Matson's container freight service between the United States Pacific Coast and Hawaii. Far East countries, Australia and New Zealand have direct foreign-flag services to Hawaii.

               In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, in 1995 a coalition of more than 400 businesses and organizations, including Matson, formed the Maritime Cabotage Task Force to support the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, who would not have to abide by U.S. laws and regulations, to sail between American ports in direct competition with Matson and other U.S. operators who must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws. Bills introduced in Congress in 1997 to repeal the Jones Act received substantial media attention, but were not voted upon. On the other hand, the Task Force succeeded in promoting adoption of Concurrent Resolution 65 by the House of Representatives. The resolution expresses "the sense of the Congress . . . that the Jones Act and related statutes are critically important components of our Nation's economic and military security and should be fully and strongly supported."

               Matson Terminals competes with numerous other companies which perform the same or similar services. The container stevedoring and terminal services business is extremely competitive. The primary considerations of ocean carriers, when selecting stevedore and terminal operators, are rates, quality of service, expertise and reputation. The industry is highly capital-intensive because of the need for expensive container-handling equipment.

               Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Services competes with several larger operators of tugboats in Hawaiian waters.

          (6)  LABOR RELATIONS
               ---------------

               The absence of strikes and the availability of labor through hiring halls are important to maintenance of profitable operations by Matson. Although Matson's operations have not been disrupted significantly by strikes in the past 26 years, recent labor disruptions at some United States Pacific Coast ports by longshore bargaining units of the International Longshore and Warehouse Union ("ILWU"), which are attributed to dissatisfaction with collective bargaining agreements negotiated with the Pacific Maritime Association in 1996, have adversely affected the operations and operating costs of Matson and other ocean carriers calling at those ports. In addition, a strike against the Port of Los Angeles by ILWU ship pilots and a severe shortage of ILWU longshore workers in southern California, both of which occurred in the second half of 1997, contributed further to these adverse affects on Matson and other ocean carriers. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

          (7)  RATE REGULATION
               ---------------

               Matson is subject to the jurisdiction of the Surface Transportation Board ("Board"), an agency within the U.S. Department of Transportation, with respect to its domestic rates. The Interstate Commerce Commission Termination Act of 1995 ("Act") establishes a "Zone of Reasonableness," as defined in the Act, within which rate adjustments are deemed reasonable. Rate adjustments outside of the Zone of Reasonableness are subject to investigation and/or suspension by the Board. In December 1997, Matson announced it would defer an across-the-board increase in its Hawaii Service rates in recognition of the weak Hawaii economy.

      B.  PROPERTY DEVELOPMENT AND MANAGEMENT
          -----------------------------------

          (1)  GENERAL
               -------

               The property development and management operations of A&B are conducted by ABHI, a wholly-owned subsidiary headquartered in Honolulu. A&B and its subsidiaries own approximately 93,000 acres of land, consisting of approximately 91,000 acres in Hawaii and approximately 2,000 acres elsewhere, as follows:

            LOCATION                                NO. OF ACRES
            --------                                ------------

            Maui  ...................................   69,060
            Kauai  ..................................   21,910
            California  .............................    1,952
            Texas  ..................................       43
            Washington  .............................       24
            Nevada  .................................       18
            Colorado  ...............................       10
            Florida  ................................        3
                                                        ------
              TOTAL  ................................   93,020
                                                        ======

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land leased to ranchers, watershed and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,200 acres on Maui and Kauai are leased from third parties.


         CURRENT USE                                     NO. OF ACRES
         -----------                                     ------------

       HAWAII
     Fully-entitled urban (defined below) ...............    1,170
     Agricultural, pasture and
       miscellaneous ....................................   60,900
     Watershed land/conservation ........................   28,900
       U.S. MAINLAND
     California ranch land...............................    1,900
     Fully-entitled urban ...............................      150
                                                            ------
         TOTAL ..........................................   93,020
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

               ABHI actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. ABHI designates a parcel as "fully-entitled" or "fully-zoned" when all necessary government approvals have been obtained.

               As described in more detail below, in 1997 work to obtain entitlements for urban use focused on (i) the Kukui'ula residential development on Kauai, (ii) the proposed master-planned community at Pilot Hill Ranch in California, (iii) obtaining Community Plan designations for various ABHI lands on Maui, and (iv) obtaining State "Urban" designation for two proposed single-family subdivisions on Maui.

               With regard to item (iii) in the preceding paragraph, ABHI continues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning and development activity over the next decade. ABHI has obtained and continues to seek various urban designations for its undeveloped lands within the following four Community Plans, where most of its Maui lands are located: Pa'ia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan. The Maui County Council adopted the Pa'ia-Haiku and Upcountry Community Plans in 1995 and 1996, respectively. Adoption of the remaining two Community Plans by the County Council is expected in 1998 and 1999.

          (3)  RESIDENTIAL PROJECTS
               --------------------

               ABHI is pursuing a number of residential projects in Hawaii and on the U.S. Mainland, in particular:

               (a)  KUKUI'ULA.  The 1,045-acre Kukui'ula project is envi-
                    ---------
sioned to be a planned residential community on the island of Kauai, comprised of up to 3,000 dwelling units, as well as an 18-hole golf course, hotels, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage, and certain roadway improvements were completed in 1993. The initial increment of 727 acres currently is available for development, while the remaining 318 acres are conditionally designated "Urban," subject to a showing that substantial progress has been made on providing infrastructure to the initial increment.

               Since 1993, construction activity at the Kukui'ula project had been suspended because of weak economic conditions on Kauai. However, in December 1997, the County of Kauai Planning Commission granted tentative subdivision approval for a 32-lot residential subdivision known as "Koloa Estates," located at the northeast corner of the Kukui'ula project. Construction plans for this subdivision are being prepared, and it is anticipated that construction could commence by mid-1998, with sales to follow the completion of construction in early 1999.

               Preliminary planning and design work also has commenced to complete the entitlement process for the resort component of the project. It is anticipated that this process will require approximately 18 months, and will entail action by the State Land Use Commission and the County of Kauai.

               (b)  ELEELE NANI II.  Also on Kauai, only two lots remain
                    --------------
available for sale at ABHI's Eleele Nani II development, consisting of 146 single-family lots on 27 acres. Sales of two lots closed in 1997.

               (c)  KU'AU BAYVIEW AT PA'IA.  Since the completion and
                    ----------------------
opening of the model complex in April 1996, 69 homes in this 92-lot single-family subdivision (75% of the total) on Maui have been sold. As of February 1998, five contracts were in escrow. Despite continuing soft market conditions, Ku'au Bayview has performed well compared to competing projects, managing to attract buyers without having to reduce prices or provide across-the-board sales incentives.

               (d)  KAHULUI IKENA.  Since the completion of the 102-unit
                    -------------
Maui condominium project in June 1995, a total of 69 units have been sold to date (21 units in 1995, 31 units in 1996, and 17 units in 1997). As of February 1998, an additional seven units were in escrow.

               (e)  OTHER MAUI SUBDIVISIONS.  Four agricultural subdivisions,
                    -----------------------
which consist of a minimum lot size of two acres per lot, were in various stages of design and development in 1997. Final County subdivision approval was issued in September 1997 for the nine-lot Kauhikoa Hill Ranch subdivision (located in Haiku), and the sale of one lot closed in December. Site work construction for the 28-lot Haiku Makai subdivision (also located in Haiku) commenced in October 1997, and is expected to be substantially completed in April 1998. Marketing activities began in February 1998, and the first closings are projected for mid-1998. The construction plans for the 38-lot Maunaolu subdivision (located in Haliimaile) continue to be processed by the County, and are expected to receive County approval in the second quarter of 1998. However, construction will not begin until a potable water source has been secured for the project. Finally, three lots at the 10-acre Ku'au Beach Estates subdivision (located in Pa'ia) were sold last year, leaving one lot available for sale.

               In addition, ABHI is seeking to obtain State "Urban" designation for two single-family subdivisions on Maui: (i) an approximately 200-unit subdivision on 45 acres in Haliimaile, and (ii) an approximately 400-unit subdivision on 110 acres in Spreckelsville. The latter project also involves the possible development of nine holes of golf to expand the nearby nine-hole Maui Country Club golf course into an 18-hole course. Petitions seeking "Urban" designations for both subdivisions were substantially completed in 1997, and are expected to be filed with the State in the first quarter of 1998.

               (f)  PILOT HILL RANCH.  Pilot Hill Ranch, located in El
                    ----------------
Dorado County, near Sacramento, California, is intended to be developed as an 1,800-acre planned residential community, consisting of approximately 975 single- and multi-family homes, a golf course, parks and 15 acres of commercial development. A lawsuit filed in 1996 to block implementation of the General Plan for El Dorado County, which incorporates ABHI's development plan proposals for the Pilot Hill Ranch project, is still pending.

               A Specific Plan for the development of Pilot Hill Ranch (equivalent to a zoning application) was submitted to the El Dorado County Planning Department in March 1997. The approval process for a Specific Plan requires the preparation of an Environmental Impact Report ("EIR"), under the direction of the Planning Department. Work on the EIR by a consultant under contract to the County commenced in July 1997, and the administrative draft was substantially completed in December 1997. It is anticipated that the draft EIR will be made public by April 1998, and that the acceptance process for the EIR and the approval process for the Specific Plan can be completed by mid-1998.

          (4)  COMMERCIAL AND INDUSTRIAL PROPERTIES
               ------------------------------------

               An important source of property revenue is the lease rental income A&B and its subsidiaries receive from nearly 3.1 million leasable square feet of industrial and commercial building space, ground leases on 270 acres for commercial/industrial use, and leases on 11,500 acres for agricultural/ pasture use.

               (a)  HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                    ---------------------------------------

               In Hawaii, most of the nearly 850,000 square feet of income-producing commercial and industrial properties owned by A&B and its sub-sidiaries are located in the central Kahului/Wailuku area of Maui. They consist primarily of two shopping centers and four office buildings, as well as several improved commercial and industrial properties. In 1997, A&B acquired One Main Plaza, an 85,300-square-foot, six-story office building in downtown Wailuku, pursuant to a tax-deferred exchange under Section 1031 of the Internal Revenue Code ("IRC").


               The primary Hawaii commercial/industrial properties are as follows:


                                                         LEASABLE AREA
    PROPERTY            LOCATION          TYPE           (SQUARE FT.)
    --------            --------          ----           -------------

Maui Mall              Kahului, Maui   Retail shopping     190,800
                                       center

Kahului Shopping       Kahului, Maui   Retail shopping     108,200
Center                                 center

One Main Plaza         Wailuku, Maui   Office               85,300

Wakea Business         Kahului, Maui   Warehouse/Retail     61,500
Center

Kahului Office         Kahului, Maui   Office               51,700
Building

Kahului Office         Kahului, Maui   Office               29,800
Center

Apex Building          Kahului, Maui   Retail               28,000

Stangenwald Building   Honolulu, Oahu  Office               28,000


               In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui and Kauai, including:

                        (1)  TRIANGLE SQUARE.  Marketing continues at this 11-
                             ---------------
acre retail/commercial site in Kahului, Maui. Three lots have been leased so far, and the Apex Building is currently 95% occupied by retail users. Addi-tional ground leases and construction are planned for the balance of Triangle Square, with marketing and leasing activity continuing in 1998.

                        (2)  MAUI BUSINESS PARK.  In 1997, the initial phase
                             ------------------
(Phase IA) of the 42-acre Maui Business Park saw the opening of the Maui Marketplace, a 300,000-square-foot retail center owned by a third party, which occupies 20.3 acres of Phase IA's 37.4 salable acres. Anchor tenants for the Maui Marketplace include Eagle Hardware, Office Max, Sports Authority, Bank of Hawaii, Starbuck's, Burger King and Border's Bookstore and Music. In addition, 13 Maui Business Park lots have been sold or leased so far to various commercial and retail businesses. These 13 lots, along with Maui Marketplace's
20.3 acres, represent an absorption of 70% of Phase IA's salable acres. There remain 19 lots available for sale or lease.

                        The next phase of the Maui Business Park slated for development is the 34-acre Phase IB. Offsite improvements are now in place, and onsite improvements will commence as market conditions warrant. Maui Business Park is planned eventually to comprise a total of four phases, aggregating about 240 acres, to be developed over the next 20 years.

                        (3)  PORT ALLEN INDUSTRIAL SUBDIVISION.  On Kauai, one
                             ---------------------------------
industrial lot remains available for sale.

               Overall occupancy for the Hawaii commercial and industrial properties owned by A&B and its subsidiaries averaged 78% in 1997, compared with 86% in 1996, reflecting the weak Hawaii economy and the addition of new properties with large amounts of untenanted space. The performance of the Hawaii leased property portfolio is expected to continue to be affected in 1998 by weak demand, due to the economy. On Maui, the absorption of new retail space constructed over the past three years, coupled with the termination of a major lease at Maui Mall, are expected to result in a lower overall occupancy rate. A&B is continuing its program of upgrading its Hawaii properties, with major improvements being completed to the Kahului Office Building and One Main Plaza.

               (b)  U.S. MAINLAND COMMERCIAL/INDUSTRIAL PROPERTIES
                    ----------------------------------------------

               On the U.S. Mainland, A&B and its subsidiaries own a portfolio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under IRC Section 1031, comprising a total of approximately
2.24 million square feet of leasable area, as follows:



                                                            LEASABLE AREA
     PROPERTY             LOCATION            TYPE          (SQUARE FT.)
     --------             --------            ----          -------------

   Great Southwest     Dallas, TX          Industrial         901,402
   Industrial

   10500 Ridgeview     Cupertino, CA       Research and       246,000
   Court                                   development

   Valley Freeway      Kent, WA            Industrial         229,099
   Corporate Park

   Airport Square      Reno, NV            Retail             168,071

   Moulton Plaza       Laguna Hills, CA    Retail             133,999

   LinPac Building     City of             Industrial         126,048
                       Industry, CA

   4225 Roosevelt      Seattle, WA         Office             106,456
   Building

   Island Village      Bainbridge          Retail             106,212
   Commercial Center   Island, WA

   Village at Indian   Indian Wells, CA    Retail             104,589
   Wells

   Wilshire Shopping   Greeley, CO         Retail              46,728
   Center

   Market Square       Greeley, CO         Retail              43,295

   Professional        Gainesville, FL     Office              24,243
   Center
   Office Plaza
                                                            ---------
                                           TOTAL:           2,236,142
                                                            =========

               A&B took advantage of California's strengthening economy by selling its Spinnaker II research and development property in Fremont, CA in May 1997 for $8.4 million. Proceeds from the sale were invested in October 1997, by way of an IRC Section 1031 exchange, in the Village at Indian Wells shopping center, located in Indian Wells, CA. A&B also finalized a sales agreement for its 10500 Ridgeview Court property, located in Cupertino, CA. This sale is scheduled to close in June 1998. The strengthening California economy also is expected to increase rental rates at Moulton Plaza shopping center in Laguna Hills, CA, and to assist in the re-tenanting of the LinPac Building in the City of Industry, CA (lease expired in February 1998).

               In March 1997, the Wilshire Shopping Center was acquired in Greeley, CO. This shopping center is near Market Square, a shopping center purchased by A&B in 1995. Consistent, above average growth is expected for this northern Colorado community.

               A&B's Seattle-area properties realized significant benefits from the area's expanding economy. The major tenant at the 4225 Roosevelt office building renewed its lease for an additional five years with a rent increase in excess of 50%. Valley Freeway Corporate Park and Island Village Commercial Center maintained 100% occupancy levels. The Island Village Commer-cial Center consists of the 97,153-square-foot Island Village Shopping Center, which A&B has owned since 1990, as well as a nearby 9,059-square-foot office building acquired in August 1997 with tax-deferred funds. In addition, an 8,400-square-foot retail building is under construction and is expected to be completed by May 1998.

               The Great Southwest Industrial property in Dallas, TX maintained 100% occupancy with the successful lease extensions of several major tenants. This portfolio of industrial/warehouse properties continues to perform well, despite the increase in the number of new, speculatively constructed buildings in the area.

               In Reno, NV, the Airport Square shopping center benefited from the continued economic expansion of the northern Nevada market. Although there was a significant increase in new retail space in 1997, the majority of the new developments contained large retail spaces that did not directly compete with Airport Square's tenant base.

               The U.S. Mainland leased property portfolio had an average overall occupancy rate of 98%, one percent higher than the prior year.

      C.  FOOD PRODUCTS
          -------------

          (1)  PRODUCTION
               ----------

               A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870. A&B's food products opera-tions are conducted by ABHI. ABHI operates a sugar plantation on the island of Maui, through its Hawaiian Commercial & Sugar Company ("HC&S") division, and a coffee farm on the island of Kauai, through its Kauai Coffee Company, Inc. ("Kauai Coffee") subsidiary. Kauai Coffee formerly was known as Island Coffee Company, Inc.

               HC&S is Hawaii's largest producer of raw sugar, producing 198,037 tons of raw sugar in 1997, or 55% of the raw sugar produced in Hawaii. Total Hawaii sugar production, in turn, amounted to approximately five percent of total United States sugar production. HC&S harvested 17,005 acres of sugar cane in 1997, compared with 17,183 acres in 1996. Yields averaged 11.6 tons of sugar per acre in 1997, compared with 11.7 tons per acre in 1996. The average cost per ton of sugar produced at HC&S, including the cost of power production, was $446.92 in 1997, compared with $410.31 in 1996. The increase in cost per ton is attributable in part to decreased sugar production. An aggressive cost reduction effort, including personnel reductions, has been undertaken, and is expected to improve performance in 1998. As a by-product of sugar production, HC&S also produced 77,960 tons of molasses in 1997, compared with 65,525 tons in 1996.

               During 1997, Kauai Coffee had approximately 3,800 acres of coffee trees under cultivation. The harvest of the 1997 coffee crop is expected to yield approximately 4.4 million pounds of green coffee, compared with 2.5 million pounds in 1996.

               HC&S and McBryde Sugar Company, Limited ("McBryde"), the parent company of Kauai Coffee, produce electricity for use by HC&S and Kauai Coffee, respectively, and for sale to the local electric utility companies. HC&S's power is produced by burning bagasse (sugarcane fiber), by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. In 1997, HC&S sold 85,680 megawatt hours ("MWH") of electric power, and McBryde sold 23,712 MWH. Revenue from the sale of electricity depends on the amount of power produced and sold, as well as the average price of fuel. (See "Energy" below.)

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

          (2)  SUGAR REFINING; MARKETING OF SUGAR AND COFFEE
               ---------------------------------------------

               Virtually all of the raw sugar produced in Hawaii is purchased, refined and marketed by C&H. C&H processes the raw cane sugar into a full line of refined sugar products for the grocery market, and a full range of industrial refined sugar products for industrial bakers, confectioners and food processors. C&H is the leading sugar brand in the western United States. Marketing of C&H's refined products is conducted by C&H's sales staff and a network of brokers under exclusive representation agreements. The refined products are marketed primarily in the western and central United States.

               C&H's profit margins remained strong in 1997, as a result of the comprehensive restructuring implemented in 1996 and stable refined sugar selling prices in both the retail and industrial markets. A continuation of appropriate balances between domestic production and consumption of refined sugar, and between supplies of cane and beet sugar available in the U.S. domestic market, allowed refined sugar prices to remain stable.

               Problems still persist in the manner in which the U.S. Department of Agriculture administers the domestic sugar support program, to the continuing detriment of U.S. cane refiners. The program was renewed in early 1996 with little change. Absent reforms in the administration of the sugar program, the financial hardships experienced by the cane refining industry prior to 1996, as a result of the sugar program, could occur again. Insufficient supplies of raw cane sugar resulting from inadequate administra-tion of the sugar program, for example, would affect cane refiners adversely.

               Consumer sugar sales are seasonal in nature and, as a result, C&H's financial results are expected to be better in the third and fourth quarters of each fiscal year, compared with the first two quarters.

               C&H has a ten-year supply contract, ending in 2003, with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the major sugarcane growers in Hawaii (including HC&S), for C&H to acquire substantially all raw sugar produced in Hawaii. There are no minimum supply guarantees on the part of HS&TC. During 1997, the supply contract with HS&TC provided 59% of the raw sugar sold by C&H. In recent years, a number of Hawaii sugarcane growers have exited the business. There is no certainty that the companies now producing sugar cane in Hawaii will be doing so in the future.
In 1998, C&H will continue to purchase significant amounts of raw sugar from foreign sources, including Australia, Central and South America, the Philippines and Taiwan, to supplement its purchases under the supply contract with HS&TC.

               At Kauai Coffee, coffee marketing efforts currently are being directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the 1997 coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. Kauai Coffee has a supply agreement with Nestle Beverage Company, ending with the 1997 crop, pursuant to which Nestle Beverage Company purchases 25% of Kauai Coffee's annual green coffee production. Sales of green coffee from the 1997 crop to Nestle are proceeding, and there are no plans to extend or renew the supply agreement.
In addition to the sale of green coffee, Kauai Coffee produces and sells a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trademark.

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

               The overall U.S. sweetener market continues to grow. In 1997, domestic consumption of caloric sweeteners comprised the following:

               Refined sugar . . . . . . .   43%
               High fructose corn syrup. .   40%
               Other corn sweeteners . . .   16%
               Other . . . . . . . . . . .    1%
                                            ----
                    TOTAL                   100%
                                            ====

The use of non-caloric (artificial) sweeteners accounts for a relatively small percentage of the domestic sweetener market. Although the use of high fructose corn syrup and artificial sweeteners is expected to continue to grow, such in-creased use is not expected to affect sugar markets significantly in the near future.

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

               The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legislation for domestic sugar is provided by the Federal Agriculture Improvement and Reform Act, which was signed into law in the first quarter of 1996 (the "1996 Act"). The 1996 Act provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar. When the import quota is
1.5 million tons or less, the loans are recourse, meaning the producer is liable for any losses the government incurs in remarketing any sugar forfeited by the producer. When the import quota is greater than 1.5 million tons, the loans are non-recourse, but in the event of forfeiture the producer must pay a one-cent-per-pound penalty for the sugar forfeited to the government. The 1996 Act also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.

               The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that prevents producers from defaulting on loans. The target price established by the government is known as the market stabilization price and is based on the loan rate plus transportation costs, interest and an incentive factor. The market stabilization price was 21.8 cents per pound in 1988-89 and 21.9 cents per pound in 1990-91. No market stabilization price has been announced since 1990-91. The actual U.S. domestic sugar price (measured by the closing price of the quoted spot contract) averaged 21.62 cents per pound in 1993, 22.03 cents per pound in 1994, 23.03 cents per pound in 1995 (reaching a high of 25.00 cents per pound in June and July), 22.36 cents per pound in 1996, and
21.94 cents per pound in 1997. The abnormally high average raw sugar price in 1995 was due to flaws in the existing federal sugar legislation and in the administration of the U.S. sugar program. The foregoing average prices are based on the average daily New York Contract #14 price for domestic raw sugar. A chronological chart of these prices is shown below.

[The printed document includes a graph of the prices; the data points for this graph are shown below.]


                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average cents per pound)


                                1995     1996     1997
                                ----     ----     ----


           January              22.66    22.39    21.88

           February             22.67    22.58    21.87

           March                22.46    22.57    21.81

           April                22.78    22.59    21.73

           May                  23.10    22.59    21.70

           June                 23.50    22.49    21.63

           July                 24.47    21.80    22.04

           August               23.37    22.35    22.26

           September            23.21    22.38    22.30

           October              22.92    22.36    22.25

           November             22.60    22.12    21.90

           December             22.70    22.10    21.89


               Under the long-term raw sugar supply agreement between C&H and HS&TC, the participating growers sell their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price becomes a cost to C&H and, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota, and potential changes in international trade programs which might affect the U.S. sugar program.

               Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("NAFTA") alleviated some of the cane refiners' and sugar producers' concerns over NAFTA provisions which could have allowed Mexico to export large quantities of sugar to the U.S. starting in four years. Under the side agreement, if Mexico is projected to be a net surplus producer of sugar, i.e., its production of sugar is expected to exceed its consumption of both sugar and high fructose corn syrup, then it is limited to 25,000 tons of sugar exports, in any form, to the U.S. This export ceiling increases to 250,000 tons of sugar in the year 2000, and is eliminated in the year 2007.

          (4)  PROPERTIES AND WATER
               --------------------

               C&H's refining operations are located at Crockett, California. The Crockett refinery is one of the largest in the world, and is the only cane sugar refinery on the U.S. West Coast. It is ideally located next to a deep-water port, a major rail line and an interstate highway. The refinery and administrative offices occupy a complex of buildings that contains approxi-mately 1,310,000 square feet and is located on approximately 55 acres. C&H leases approximately 42 acres from the California State Lands Commission under long-term ground leases, and owns the remaining area. The Lease Agreement with the State of California covering the main refinery and wharf facilities expires in 2022, and the Lease Agreement covering the area where the secondary wastewater treatment facility is located expires in 2024.

               The HC&S sugar plantation, the largest in Hawaii, consists of approximately 41,000 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 36,700 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

               McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 4,000 acres are used by Kauai Coffee, and the remaining acreage is leased to various agriculture enterprises for cultivation of a variety of crops and for pasturage.

               Large quantities of water are necessary to grow sugar cane and coffee. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane and coffee. A&B's plantations use a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. A total of 35,686 acres, 97% of HC&S's cane lands, currently are drip irrigated. All of Kauai Coffee's fields are drip irrigated.

               ABHI owns 16,000 acres of watershed lands on Maui which supply a portion of the irrigation water used by HC&S. ABHI also held four water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have been extended as revocable permits that are renewable annually. The State Board of Land and Natural Resources has indicated its intention to replace these four permits with long-term licenses. The issuance of such licenses currently is pending a hearing before the Board.

      D.  EMPLOYEES AND LABOR RELATIONS
          -----------------------------

          As of December 31, 1997, A&B and its subsidiaries had approximately 2,930 regular full-time employees. About 1,099 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 529 were engaged in the refining and marketing of sugar, 1,086 were engaged in ocean transportation, 42 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 61% were covered by collective bargaining agreements with unions.

          As of December 31, 1997, Matson and its subsidiaries had approxi-mately 1,086 regular full-time employees, 344 seagoing employees and 368 casual employees. Approximately 37% of the regular full-time employees, all of the seagoing employees and all of the casual employees were covered by collective bargaining agreements. The casual employees are U.S. Pacific Coast longshore workers who are employed through hiring halls and are not full-time employees of either Matson or Matson Terminals.

          Bargaining unit employees of Matson and Matson Terminals, other than seagoing employees, are represented by 10 different unions, and Matson and Matson Terminals are parties to 95 separate collective bargaining agreements. Matson's seagoing employees are represented by six unions. Matson and Matson Terminals are members of the Pacific Maritime Association ("PMA"), and Matson Terminals also is a member of the Hawaii Stevedoring Industry Committee and the Hawaii Employers Council, through which organizations various collective bargaining agreements are negotiated. Matson also is a member of the Maritime Service Committee ("MSC"), which engages in collective bargaining with three unions representing licensed deck, engineer, and radio officers for Matson vessels.

          Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the International Longshore and Warehouse Union ("ILWU"), other unions, and their non-union employees generally to be satisfactory.

          During 1997, collective bargaining agreements with two Hawaii units of the ILWU and two Oakland units of the International Brotherhood of Teamsters were renewed for three-year terms, retroactive to 1996. The collective bargaining agreement with the Los Angeles International Association of Machinists, covering mechanics at Los Angeles, was extended for two years, from 1999 to 2001. A collective bargaining agreement with the Los Angeles office clerical employees, represented by the ILWU, was entered into for a one-year term. In February 1998, negotiations were completed on a supplemental agree-ment to the ILWU Pacific Coast agreement, which covers vessel planners employed by Matson and other companies in Los Angeles.

          Collective bargaining agreements with the American Radio Association, the United Brotherhood of Carpenters and Joiners of America in Oakland, and the ILWU office clerical union in Los Angeles are expected to be renewed in 1998 without service interruption.

          In January 1997, the Acting Regional Director of the National Labor Relations Board ("NLRB"), in response to the ILWU's petition requesting that it be certified as the bargaining agent for employees who plan and supervise the loading of ships at Seattle, ruled that these Seattle employees are supervisors who are not subject to the National Labor Relations Act. The union's appeal of that ruling to the NLRB in Washington, D.C. is pending.

          Matson contributed during 1997 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 5 to A&B's financial statements on page 35 of the 1997 Annual Report, which Note is incorporated herein by reference.

          Matson pays, through Matson Terminals on the basis of cargo tons carried, and Matson Terminals contributes as a direct employer, to a multi-employer pension plan for Pacific Coast longshore workers. Under special withdrawal liability rules in the plan, Matson Terminals could cease United States Pacific Coast cargo handling operations permanently and stop making contributions to the plan, without any withdrawal liability.

          Bargaining unit employees of HC&S are covered by two collective bar-gaining agreements with the ILWU. These agreements have been renegotiated and expire January 31, 2000. The collective bargaining agreements covering the three ILWU bargaining units at Kahului Trucking & Storage, Inc. have been renegotiated, with two expiring June 30, 1999 and the third expiring March 31, 2001. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU are in the process of being renegotiated. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee expires January 31, 1999.

          The bargaining unit employees of C&H at Crockett, California are represented by the Sugar Workers Union and the ILWU. Contracts covering these employees extend through May 31, 1998. Negotiations for new contracts are expected to commence soon.

      E.  ENERGY
          ------

          Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 1997, Matson vessels consumed approximately 2.8 million barrels of residual fuel oil, compared with
2.25 million barrels in 1996.

          Residual fuel oil prices started 1997 at $125.00 per metric ton and ended the year at $86.00 per metric ton. A high of $125.90 per metric ton occurred in January, and a low of $84.50 per metric ton occurred in December. Sufficient fuel for Matson's requirements is expected to be available in 1998.

          As is the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, supplemental fuel is required to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. No. 6 (heavy) oil and coal are the primary supplemental fuels used by HC&S. Since 1992, when suppliers of oil to HC&S discontinued regular heavy oil shipments as a result of unlimited liability concerns arising from federal and state environmental laws, heavy oil has been provided to HC&S on a space-available basis. In 1997, HC&S produced 228,279 MWH of electric power and sold 85,680 MWH, compared with 239,498 MWH produced and 82,447 MWH sold in 1996. HC&S's oil use increased to 215,389 barrels in 1997 from the 189,938 barrels used in 1996. Coal use for power generation also increased, from 42,534 short tons in 1996 to 50,946 short tons in 1997. The increased use of oil and coal was due primarily to a reduction in the quality (in terms of fuel value) of the bagasse and an increase in the steam energy requirements for raw sugar production.

          In 1997, McBryde produced 34,676 MWH of hydroelectric power, compared with 33,723 MWH of hydroelectric power produced in 1996. Power sales in 1997 amounted to 23,712 MWH, compared with 25,227 MWH sold in 1996. The 1996 figure included steam-generated power that was produced by McBryde during the last year of operation of its sugar plantation. McBryde's steam-power generation ceased with the closing of its sugar operations in 1996.

          C&H relies primarily on steam to power its Crockett refinery. Natural gas and electricity also are used, to a lesser extent, for refinery operations. C&H obtains its steam from a 240 MW cogeneration plant, located adjacent to its refinery, that was placed into operation by a third party in May 1996. Pursuant to an agreement between C&H and the third party that expires in 2026, C&H purchases the steam at prices that reflect a discount to the prevailing market price for natural gas, thereby reducing C&H's total energy costs. The cogeneration plant also allowed C&H to shut down its own, less efficient, steam-generating plant, thereby avoiding certain material capital improvements to that plant. In 1997, C&H purchased 23,654,519 therms of steam from the cogeneration plant, compared with 19,181,420 therms of steam in 1996.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

      In February 1992, Pan Ocean Shipping Co., Ltd. ("Pan Ocean") served on Matson an amended complaint alleging that a Matson vessel negligently dis-charged contaminated ballast water into Los Angeles harbor on January 9, 1991. Pan Ocean admits that a vessel owned and operated by Pan Ocean discharged fuel oil into Los Angeles harbor on January 8, 1991. Pan Ocean is seeking contri-bution and indemnification for the in-harbor clean-up charges, which it alleged to be between $16,000,000 and $19,000,000. On April 12, 1993, Pan Ocean
amended its complaint to allege fraud and seek unspecified punitive damages. The parties have stipulated to binding arbitration before a Special Master appointed by the United States District Court for the Central District of California. The Special Master's findings will be incorporated into a judgment by the United States District Court, which judgment may be appealed to the Ninth Circuit Court of Appeals only on the issues of punitive damages and misconduct of the Special Master. Arbitration hearings, which commenced January 13, 1994, are ongoing. Management continues to believe, after consul-tation with legal counsel and given the Protection and Indemnity coverage under Matson's insurance policy in effect at the time of the alleged conduct, that any ultimate liability in connection with this action will not have a material adverse effect on Matson's financial condition.

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


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      This information is contained in the sections captioned "Common Stock" and "Dividends" on the inside back cover of the 1997 Annual Report, which sections are incorporated herein by reference.

      At February 13, 1998, there were 5,431 record holders of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      Information for the years 1987 through 1997 is contained in the comparative table captioned "Eleven-Year Summary of Selected Financial Data" on pages 22 and 23 of the 1997 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

      A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. However, the carrying values of current assets (other than inventories, real estate held for sale, deferred income taxes and prepaid and other assets) and of debt instruments are reasonable estimates of their fair values. Investments in marketable securities are stated in the financial statements at market values, in accordance with Statement of Financial Accounting Standards No. 115. Certain investments held in the Capital Construction Fund at amortized cost exceeded their fair values at December 31, 1997 and 1996. This matter is described more fully in Note 4 on pages 34 and 35 of the 1997 Annual Report, which Note is incorporated herein by reference.

      Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 25 through 27 of the 1997 Annual Report, which section is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      This information is contained in the financial statements and accompanying notes on pages 28 through 40 of the 1997 Annual Report, the Independent Auditors' Report on page 21 of the 1997 Annual Report, the Industry Segment Information for the years ended December 31, 1997, 1996 and 1995 appearing on page 24 of the 1997 Annual Report and incorporated into the financial statements by Note 12 thereto, and the section captioned "Quarterly Results (Unaudited)" on page 41 of the 1997 Annual Report, all of which are incorporated herein by reference.


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


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      A.  DIRECTORS
          ---------

          For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 and 3 of A&B's proxy statement dated March 9, 1998 ("A&B's 1998 Proxy Statement"), which section is incorporated herein by reference.

      B.  EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

          The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 1998, and present and prior positions with A&B and business experience for the past five years are given below.

          Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with
Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of A&B's 1998 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the sub-section captioned "Severance Agreements" on pages 13 and 14 of A&B's 1998 Proxy Statement, which subsection is incorporated herein by reference.

Meredith J. Ching (41)
----------------------
      Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of ABHI (Government & Community Relations), 10/92-present; first joined A&B or a subsidiary in 1982.

John C. Couch (58)
------------------
      Chairman of the Board (4/95-present), Chief Executive Officer (4/92-present) and President (4/91-present) of A&B; Chairman of the Boards (4/95-present) of ABHI and Matson; Chief Executive Officer (4/89-12/96) and President (4/89-4/95) of ABHI; previously held various executive officer positions with A&B and Matson; first joined A&B or a subsidiary in 1976.

W. Allen Doane (50)
-------------------
      Director of ABHI, 4/97-present; Chief Executive Officer of ABHI, 1/97-present; President of ABHI, 4/95-present; Chief Operating Officer of ABHI, 4/91-12/96; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (61)
-----------------------
      Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

John B. Kelley (52)
-------------------
      Vice President (Investor Relations) of A&B, 1/95-present; Vice President (Corporate Planning & Development, Investor Relations) of A&B, 10/92-12/94; Vice President (Community & Investor Relations) of A&B, 2/91-10/92; Vice President of ABHI, 9/89-present; first joined A&B or a subsidiary in 1979.

Miles B. King (50)
------------------
      Vice President and Chief Administrative Officer of A&B, 4/93-present; Senior Vice President (Industrial Relations) of ABHI, 4/93-present; Senior Vice President (Human Resources) of Matson, 10/92-present; first joined A&B or a subsidiary in 1992.

David G. Koncelik (56)
----------------------
      Senior Vice President of ABHI, 1/94-present; President and Chief Executive Officer of C&H, 1/94-present; Executive Vice President and Chief Operating Officer of C&H, 1/91-12/93; Chief Financial Officer of C&H, 12/88-12/93; first joined C&H in 1988.

Michael J. Marks (59)
---------------------
      Vice President, General Counsel and Secretary of A&B, 4/89-present; Senior Vice President and General Counsel of ABHI, 4/89-present; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (56)
--------------------------
      President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-present; first joined Matson in 1965.

Glenn R. Rogers (54)
--------------------
      Executive Vice President of A&B, 7/97-present; Vice President of A&B, 4/93-7/97; Chief Financial Officer and Treasurer of A&B, 4/93-present; Senior Vice President, Chief Financial Officer and Treasurer of ABHI, 1/96-present; first joined A&B or a subsidiary in 1975.


Robert K. Sasaki (57)
---------------------
      Vice President of A&B, 7/90-present; Senior Vice President (Properties) of ABHI, 4/89-present; first joined A&B or a subsidiary in 1965.

Thomas A. Wellman (39)
----------------------
      Controller of A&B, 1/96-present; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-present; Controller of ABHI, 11/91-present; first joined A&B or a subsidiary in 1989.

Judith A. Williams (54)
-----------------------
      Vice President (Corporate Planning) of A&B, 8/96-present and 10/87-4/89; Vice President of ABHI, 4/89-present; first joined A&B in 1979.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      See the section captioned "Executive Compensation" on pages 8 through 14 of A&B's 1998 Proxy Statement, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on pages 5 and 6, and on pages 6 and 7, respectively, of A&B's 1998 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     See the section titled "Compensation Committee Interlocks and Insider Participation" on page 16 of A&B's 1998 Proxy Statement, which section is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

      A.  FINANCIAL STATEMENTS
          --------------------

          Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (incorporated by reference to the pages of the 1997 Annual Report shown in parentheses below):

          Balance Sheets, December 31, 1997 and 1996
            (pages 30 and 31).
          Statements of Income for the years ended
            December 31, 1997, 1996 and 1995 (page 28).
          Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and
            1995 (page 32).
          Statements of Cash Flows for the years ended
            December 31, 1997, 1996 and 1995 (page 29).
          Notes to Financial Statements (pages 33 through
            40 and page 24 to the extent incorporated by
            Note 12).
          Independent Auditors' Report (page 21).

      B.  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):


             I - Condensed Financial Information of
                 Registrant - Balance Sheets, December 31,
                 1997 and 1996; Statements of Income and
                 Cash Flows for the years ended December 31, 1997, 1996 and 1995; Notes to Condensed Financial Statements.

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

     4.b.   Debt.

     4.b.   (i)  Second Amended and Restated Revolving Credit and Term Loan
     Agreement, effective as of December 31, 1996, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii and The Union Bank of California, N.A. (Exhibit 4.b to A&B's Form 10-K for the year ended December 31, 1996).

           (ii) First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of December 10, 1997, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii, The Union Bank of California, N.A. and The Bank of New York.

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

          (vii) Amendment dated January 23, 1995 to the Note Agreement among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhibit 10.a.(xvi) to A&B's Form 10-K for the year ended December 31, 1994).

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

         (xvii) Third Amendment dated November 30, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1996).

        (xviii) Fourth Amendment dated November 25, 1996 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 1996).

          (xix) Fifth Amendment dated November 28, 1997 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993.

           (xx) Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxiv) to A&B's Form 8-K dated June 30, 1995).

          (xxi) Revised pro forma financial information relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxv) to A&B's Form 8-K/A dated June 30, 1995).

         (xxii) Balance sheets as of December 31, 1993 and 1994 and Statements of Income and Statements of Cash Flows for the years ended December 31, 1992, 1993 and 1994, relative to the Asset Purchase Agreement among XTRA, Inc., Matson Navigation Company, Inc. and Matson Leasing Company, Inc., dated June 30, 1995 (Exhibit 10.a.(xxvi) to A&B's Form 8-K/A dated June 30, 1995).

        (xxiii) Commercial Paper Dealer Agreement among California and Hawaiian Sugar Company, Inc., Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and Goldman Sachs Money Markets, L.P. dated June 20, 1995, with respect to California and Hawaiian Sugar Company, Inc.'s $100 million revolving credit facility (Exhibit 10.a.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1995).

         (xxiv) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.b.(x) to A&B's Form 10-Q for the quarter ended June 30, 1991).

          (xxv) Amendment dated March 11, 1992 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(vii) to A&B's Form 10-K for the year ended December 31, 1992).

         (xxvi) Second Amendment dated as of August 31, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(viii) to A&B's Form 10-K for the year ended December 31, 1993).

        (xxvii) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31,
     1992).

       (xxviii) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(xi) to A&B's Form 10-K for the year ended December 31, 1993).

      (xxix)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(a) to A&B's Form 10-Q for the quarter ended June 30, 1995).

      (xxix)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(b) to A&B's Form 10-Q for the quarter ended June 30, 1995).

          (xxx) Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc. and American President Lines, Ltd., dated as of September 22, 1995 (Exhibit 10.a.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1995).

         (xxxi) Amendments Nos. 1 through 7, dated as of October 10, 1995, October 30, 1995, November 30, 1995, December 8, 1995, December 15, 1995, January 31, 1996 and February 8, 1996, respectively, to the Agreement to Implement the Execution and Closing of Vessel Purchase, Purchase of Guam Assets and Alliance Slot Hire Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated as of September 22, 1995 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31,
     1995).

        (xxxii) Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995 (Exhibit 10.a.(xxxi) to A&B's Form 10-K for the year ended December 31,
     1995).

       (xxxiii) Amendment No. 1 dated December 28, 1995 to the Vessel Purchase Agreement between Matson Navigation Company, Inc., and American President Lines, Ltd., dated December 20, 1995 (Exhibit 10.a.(xxxii) to A&B's Form 10-K for the year ended December 31, 1995).

        (xxxiv) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

   *10.b.1. (i) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

           (ii) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997.

          (iii)  Alexander & Baldwin, Inc. 1983 Stock Option Plan
     (Exhibit 10.c.1.(vii) to A&B's Form 10-K for the year ended December 31,
     1982).

           (iv) Amendment No. 1 to the Alexander & Baldwin, Inc. 1983 Stock Option Plan, effective December 14, 1983 (Exhibit 10.c.1.(viii) to A&B's Form 10-K for the year ended December 31, 1983).

            (v) Amendment No. 2 to the Alexander & Baldwin, Inc. 1983 Stock Option Plan, effective January 1, 1987 (Exhibit 10.c.1.(xii) to A&B's Form 10-K for the year ended December 31, 1986).

           (vi) Amendment No. 3 to the Alexander & Baldwin, Inc. 1983 Stock Option Plan (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended June 30, 1992).

          (vii) Alexander & Baldwin, Inc. 1989 Stock Option/ Stock Incentive Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended
     December 31, 1988).

         (viii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1992).


______________

* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

           (ix) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of January 27, 1994
     (Exhibit 10.b.1.(iv) to A&B's Form 10-Q for the quarter ended March 31,
     1994).

            (x) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of October 27, 1994
     (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31,
     1994).

           (xi) Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B's Form 10-K for the year ended December 31, 1988).

          (xii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1991).

         (xiii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1992).

          (xiv) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Ex-hibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

           (xv)  A&B Deferred Compensation Plan for Outside Directors
     (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
     1985).

          (xvi) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

         (xvii)  A&B Life Insurance Plan for Outside Directors
     (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31,
     1985).

        (xviii) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

          (xix)  Amendment No. 1 to the A&B Excess Benefits Plan, dated
     June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).


           (xx) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997.

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

         (xxxi) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

11.  Statement re computation of per share earnings.

13.  Annual report to security holders.

     13.  Alexander & Baldwin, Inc. 1997 Annual Report.

21.  Subsidiaries.

     21.  Alexander & Baldwin, Inc. Subsidiaries as of February 28, 1998.

23. Consent of Deloitte & Touche LLP dated March 27, 1998 (included as last page of A&B's Form 10-K for the year ended December 31, 1997).

27.  Financial data schedule.

     D.  REPORTS ON FORM 8-K
         -------------------

         No reports were filed during the quarter ended December 31, 1997.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 27, 1998                By /s/ John C. Couch
                                    --------------------
                                       John C. Couch
                                       Chairman of the Board,
                                       President and Chief
                                       Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                  DATE
     ---------                    -----                  ----


/s/ John C. Couch             Chairman of the        March 27, 1998
-------------------------
John C. Couch                 Board, President
                              and Chief Execu-
                              tive Officer and
                              Director

/s/ Glenn R. Rogers           Executive              March 27, 1998
-------------------------
Glenn R. Rogers               Vice President,
                              Chief Financial
                              Officer and
                              Treasurer

/s/ Thomas A. Wellman         Controller             March 27, 1998
-------------------------
Thomas A. Wellman


/s/ Michael J. Chun           Director               March 27, 1998
-------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.        Director               March 27, 1998
-------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director               March 27, 1998
-------------------------
Walter A. Dods, Jr.


/s/ Charles G. King           Director               March 27, 1998
-------------------------
Charles G. King


/s/ Carson R. McKissick       Director               March 27, 1998
-------------------------
Carson R. McKissick


/s/ C. Bradley Mulholland     Director               March 27, 1998
-------------------------
C. Bradley Mulholland


/s/ Maryanna G. Shaw          Director               March 27, 1998
-------------------------
Maryanna G. Shaw


/s/ Charles M. Stockholm      Director               March 27, 1998
-------------------------
Charles M. Stockholm

INDEPENDENT AUDITORS' REPORT

Alexander & Baldwin, Inc.:

We have audited the financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 22, 1998; such financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiaries, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP


January 22, 1998

                                                                  SCHEDULE I

                           ALEXANDER & BALDWIN, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996
                                 (In thousands)

                                                        1997          1996
                                                        ----          ----
ASSETS
Current Assets:
     Income tax receivable                            $   2,480     $  18,292
     Accounts and notes receivable, net                     760         1,909
     Prepaid expenses and other                           1,090         1,050
                                                      ---------     ---------
         Total current assets                             4,330        21,251
                                                      ---------     ---------

Investments:
     Subsidiaries consolidated, at equity               619,963       592,691
     Other                                              101,624        90,796
                                                      ---------     ---------
         Total investments                              721,587       683,487
                                                      ---------     ---------

Property, at cost                                        91,873        78,581
     Less accumulated depreciation and amortization      10,629         9,610
                                                      ---------     ---------
         Property -- net                                 81,244        68,971
                                                      ---------     ---------

Other Assets                                                701        10,324
                                                      ---------     ---------

         Total                                        $ 807,862     $ 784,033
                                                      =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank overdraft                                   $     936     $      16
     Accounts payable                                       359           239
     Other                                                4,123         3,829
                                                      ---------     ---------
         Total current liabilities                        5,418         4,084
                                                      ---------     ---------

Long-term Liabilities                                     6,355         5,740
                                                      ---------     ---------

Due to Subsidiaries                                      22,306        40,477
                                                      ---------     ---------

Deferred Income Taxes                                    54,195        49,404
                                                      ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
     Capital stock                                       36,769        37,150
     Additional capital                                  49,437        43,377
     Unrealized holding gains on securities              55,144        48,205
     Retained earnings                                  591,135       568,969
     Cost of treasury stock                             (12,897)      (13,373)
                                                      ---------     ---------
         Total shareholders' equity                     719,588       684,328
                                                      ---------     ---------

         Total                                        $ 807,862     $ 784,033
                                                      =========     =========

See accompanying notes.


                   ALEXANDER & BALDWIN, INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                      1997        1996        1995
                                                      ----        ----        ----
Revenue:
     Net sales, revenue from services and rentals  $  17,784   $  18,449   $  10,287
     Interest, dividends and other                     4,510       3,961       3,798
                                                   ---------   ---------   ---------
        Total revenue                                 22,294      22,410      14,085
                                                   ---------   ---------   ---------

Costs and Expenses:
     Cost of goods sold, services and rentals         10,013       4,331       2,946
     Selling, general and administrative               7,055       7,331       9,111
     Interest and other                                  872       1,019       1,604
     Income taxes                                        239       3,008         427
                                                   ---------   ---------   ---------
        Total costs and expenses                      18,179      15,689      14,088
                                                   ---------   ---------   ---------

Income (Loss) Before Equity in Net Income
     of Subsidiaries Consolidated                      4,115       6,721          (3)

Equity in Net Income From Continuing Operations
     of Subsidiaries Consolidated                     77,272      58,564      32,422

Equity in Net Income From Discontinued Operations
     of Subsidiaries Consolidated                       -           -         23,336*
                                                   ---------   ---------   ---------

     Net Income                                    $  81,387   $  65,285   $  55,755
                                                   =========   =========   =========


*Includes an after-tax gain of $18 million on the sale of the net assets of Matson Leasing Company, Inc.


See accompanying notes.

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                  1997       1996       1995
                                                  ----       ----       ----
Cash Flows from Operations                      $ 25,495   $ (5,892)  $ (9,405)
                                                --------   --------   --------

Cash Flows from Investing Activities:
   Capital expenditures                           (4,002)      (353)      (678)
   Proceeds from sale (purchase) of
     investments                                    -        10,182     (1,514)
   Dividends received from subsidiaries           50,000     50,000     70,000
                                                --------   --------   --------
   Net cash provided by investing activities      45,998     59,829     67,808
                                                --------   --------   --------
Cash Flows from Financing Activities:
   Decrease in due to subsidiaries               (18,171)   (13,328)      (357)
   Payments of long-term debt                       -          (850)    (6,892)
   Proceeds from issuances of capital stock        2,132      1,291        468
   Repurchases of capital stock                  (16,585)    (1,250)   (11,580)
   Dividends paid                                (39,789)   (39,860)   (40,035)
                                                --------   --------   --------
   Net cash used in financing activities         (72,413)   (53,997)   (58,396)
                                                --------   --------   --------

Cash and Cash Equivalents:
   Net increase (decrease) for the year             (920)       (60)         7
   Balance, beginning of year                        (16)        44         37
                                                --------   --------   --------
   Balance, end of year                         $   (936)  $    (16)  $     44
                                                ========   ========   ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized    $    197   $    152   $    479
   Income taxes paid, net of refunds              29,775     26,360     53,014

Other Non-cash Information:
   Depreciation                                    1,019      2,604      3,049


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

(b)   LONG-TERM LIABILITIES

At December 31, 1997 and 1996, long-term liabilities of $6,355,000 and $5,740,000, respectively, consisted principally of deferred compensation and executive benefit plans.

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

At December 31, 1997, the Company did not have any significant firm commitments.

(d)   CASH DIVIDENDS FROM AFFILIATES

Cash dividends from a consolidated subsidiary were $50,000,000 in each of 1997 and 1996 and $70,000,000 in 1995.