Form 10-Q
period 1998-03-31
ALEXANDER & BALDWIN INC
filed 1998-05-14
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1998
                                    --------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to
                                    ---------------    ---------------

Commission file number 0-565
                       -----


                           ALEXANDER & BALDWIN, INC.
                           -------------------------

             (Exact name of registrant as specified in its charter)

                HAWAII                                99-0032630
                ------                                ----------

   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)


   P. O. BOX 3440, HONOLULU, HAWAII                     96801
 822 BISHOP STREET, HONOLULU, HAWAII                    96813
 -----------------------------------                    -----
   (Address of principal executive                    (Zip Code)
               offices)

                                 (808) 525-6611
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                      ---
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of March 31, 1998:   44,861,162

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 1998 are presented below.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)


                                                    Three Months Ended
                                                          March 31
                                                    1998           1997
                                                    ----           ----
                                                        (unaudited)
Revenue:
   Net sales, revenue from services and rentals   $284,267       $271,192
   Interest, dividends and other                     7,140         25,060
                                                  --------       --------
      Total revenue                                291,407        296,252
                                                  --------       --------

Costs and Expenses:
   Costs of goods sold, services and rentals       237,208        228,034
   Selling, general and administrative              26,081         26,312
   Interest                                          6,080          7,942
   Income taxes                                      8,264         12,739
                                                  --------       --------
      Total costs and expenses                     277,633        275,027
                                                  --------       --------

Net Income                                        $ 13,774       $ 21,225
                                                  ========       ========

Basic and Diluted Earnings Per Share              $   0.31       $   0.47

Dividends Per Share                               $  0.225       $  0.220

Average Number of Shares Outstanding                44,842         45,311




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)


                                                    Three Months Ended
                                                          March 31
                                                    1998           1997
                                                    ----           ----
                                                        (unaudited)
Revenue:
   Ocean Transportation                           $178,800       $181,120
   Property Development and Management:
      Leasing                                        9,235          9,116
      Sales                                          7,781          4,111
   Food Products                                    94,874        101,188
   Other                                               717            717
                                                  --------       --------
      Total  Revenue                              $291,407       $296,252
                                                  ========       ========

Operating Profit:
   Ocean Transportation                           $ 17,370       $ 34,050
   Property Development and Management:
      Leasing                                        5,899          6,234
      Sales                                          4,642          1,580
   Food Products                                     2,998          2,443
   Other                                               678            663
                                                  --------       --------
      Total Operating Profit                      $ 31,587       $ 44,970
                                                  ========       ========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                   March 31     December 31
                                                     1998           1997
                                                     ----           ----
                                                 (unaudited)

                                ASSETS
Current Assets:
   Cash and cash equivalents                      $   11,045    $   21,623
   Accounts and notes receivable, net                158,991       176,165
   Inventories                                        85,549        69,209
   Real estate held for sale                          10,766        12,563
   Deferred income taxes                               9,936         9,404
   Prepaid expenses and other  assets                 10,417         9,977
   Accrued deposits to Capital Construction Fund     (10,000)      (10,000)
                                                  ----------    ----------
      Total current assets                           276,704       288,941
                                                  ----------    ----------
Investments                                          102,636       102,813
                                                  ----------    ----------
Real Estate Developments                              69,549        68,056
                                                  ----------    ----------
Property, at cost                                  2,001,271     1,975,023
   Less accumulated depreciation and amortization    959,950       938,508
                                                  ----------    ----------
      Property - net                               1,041,321     1,036,515
                                                  ----------    ----------
Capital Construction Fund                            148,610       148,610
                                                  ----------    ----------
Other Assets                                          66,508        59,863
                                                  ----------    ----------

      Total                                       $1,705,328    $1,704,798
                                                  ==========    ==========


                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt              $   30,600    $   34,485
   Short-term commercial paper borrowings             28,000        17,000
   Accounts payable                                   37,145        46,835
   Other                                              79,181        75,815
                                                  ----------    ----------
      Total current liabilities                      174,926       174,135
                                                  ----------    ----------
Long-term Liabilities:
   Long-term debt                                    296,498       290,885
   Capital lease obligations                           1,500         2,000
   Post-retirement benefit obligations               111,875       112,125
   Other                                              39,891        46,311
                                                  ----------    ----------
      Total long-term liabilities                    449,764       451,321
                                                  ----------    ----------
Deferred Income Taxes                                358,753       359,754
                                                  ----------    ----------
Shareholders' Equity:
   Capital stock                                      36,723        36,769
   Additional capital                                 50,749        49,437
   Unrealized holding gains on securities             54,355        55,144
   Retained earnings                                 592,609       591,135
   Cost of treasury stock                            (12,551)      (12,897)
                                                  ----------    ----------
      Total shareholders' equity                     721,885       719,588
                                                  ----------    ----------

      Total                                       $1,705,328    $1,704,798
                                                  ==========    ==========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                    Three Months Ended
                                                          March 31
                                                    1998           1997
                                                    ----           ----
                                                        (unaudited)

Cash Flows from Operating Activities              $ 17,104       $ 30,650
                                                  --------       --------

Cash Flows from Investing Activities:
   Capital expenditures                            (27,838)        (8,044)
   Proceeds from disposal of property,
      investments and other assets                       2             86
   Deposits into Capital Construction Fund            -            (2,908)
   Increase in investments, net                       (468)        (1,797)
                                                  --------       --------
      Net cash used in investing activities        (28,304)       (12,663)
                                                  --------       --------

Cash Flows from Financing Activities:
   Proceeds from issuances of long-term debt        11,500         34,500
   Payments of long-term debt                      (10,079)       (16,672)
   Proceeds of short-term commercial paper
     borrowings, net                                11,000          9,000
   Proceeds from issuances of capital stock            543            363
   Repurchases of capital stock                     (2,250)        (3,169)
   Dividends paid                                  (10,092)        (9,974)
                                                  --------       --------
      Net cash provided by financing activities        622         14,048
                                                  --------       --------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                    $(10,578)      $ 32,035
                                                  ========       ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized      $  7,103       $  7,892
   Income taxes paid, net of refunds                 4,311          1,076

Other Non-Cash Information:
   Accrued deposits to Capital Construction
      Fund, net                                       -            19,903
   Depreciation                                     21,951         22,729
   Tax-deferred property exchange                    4,279          1,558
   Change in unrealized holding gains                 (789)        (3,819)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 1998 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and SFAS No. 130, "Reporting Comprehensive Income," during the year ended December 31,1997.

     In accordance with SFAS No. 128, the Company renamed its Primary Earnings per Share (EPS) to Basic EPS and disclosed its Diluted EPS. Due to the immaterial impact of the potential exercise of the Company's stock options, Basic and Diluted EPS are the same amount.

     In accordance with SFAS No. 130, the Company must disclose total non-owner changes in shareholders' equity. For the Company, this consists of net income plus unrealized holding gains on securities. On this basis, comprehensive income for the first quarter of 1998 and 1997 totaled $13 million and $17 million, respectively.

(d) 1997 first quarter results for ocean transportation include $20 million, pre-tax, from the settlement of a lawsuit that involved insurance claims for earthquake damage to port facilities in 1989.

(e) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
----------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

FIRST QUARTER EVENTS:

OPERATING RESULTS: Net income for the first quarter of 1998 was $13,774,000, or $0.31 per share. Net income for the comparable period of 1997 was $21,225,000, or $0.47 per share, including $12,361,000, or $0.27 per share, from the settlement of long-standing insurance litigation. Excluding this settlement, after-tax income rose 55 percent compared with the first quarter of 1997.

FINANCIAL CONDITION AND LIQUIDITY

      The Company's principal liquid resources, which consist of cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $476,459,000 at March 31, 1998, a decrease of $7,217,000 from December 31,
1997. The decrease was due primarily to lower receivables and cash balances, partially offset by increased sugar and coffee inventories and a slightly higher amount available under lines of credit. There was no change in accrued deposits to the CCF. Receivables decreased $17,174,000; this decrease was mostly at Matson Navigation Company, Inc. ("Matson"). Cash and cash equi-valents decreased by $10,578,000, due primarily to normal expenditures for container equipment, debt repayments and operating cash requirements. Sugar and coffee inventories increased $17,535,000, due principally to higher sugar production costs carried in inventory in the first quarter of 1998 and higher levels of refined sugar inventory. Amounts available under lines of credit increased just $3,000,000 in the first quarter of 1998.

     Working capital was $101,778,000 at March 31, 1998, a decrease of $13,028,000 from the amount at the end of 1997. This decrease was due primarily to the decreases in receivables and cash balances, partially offset by the increase in inventories.

RESULTS OF SEGMENT OPERATIONS -
FIRST QUARTER 1998 COMPARED WITH THE FIRST QUARTER 1997

OCEAN TRANSPORTATION revenue of $178,800,000 for the first quarter of 1998 was one-percent less than the 1997 first-quarter revenue. Operating profit in the first quarter of 1998 decreased by $16,680,000 to $17,370,000, primarily because the first quarter 1997 results included $19,937,000 (pretax) for the insurance settlement. Excluding that factor, 1998 first quarter operating profit was $3,257,000 higher than in the first quarter of 1997, an improvement of 23 percent. This increase was primarily the result of a small improvement in Hawaii service revenue and the start of a revised operating alliance with American President Lines, Ltd. Matson's first-quarter 1998 Hawaii service container volume was two-percent higher than in the 1997 first quarter, while automobile volume was two-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9,235,000 for the first quarter of 1998 was one-percent higher than the first quarter 1997 revenue, and operating profit of $5,899,000 was five-percent lower than the 1997 first-quarter amount. The reduction primarily reflected the weak Hawaii economy, a lower lease rate on one property and the net effect of acquisitions and sales of various income properties. First quarter 1998 occupancy levels for Mainland properties averaged 96 percent, versus 99 percent in the first quarter of 1997. Occupancy levels for Hawaii properties averaged 65 percent in the first quarter of 1998, versus 82 percent in the comparable period of 1997. That decrease was due primarily to a temporary vacancy related to a former Woolworth tenancy and properties acquired recently at favorable prices that have relatively low occupancy rates.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $7,781,000 in the first quarter of 1998 compared with $4,111,000 in the comparable period of 1997. Operating profit from property sales in the first quarter of 1998 was $4,642,000, versus $1,580,000 in the same period in 1997. Sales in the first quarter of 1998 included three business parcels and nine residential properties. Sales in the first quarter of 1997 included one developed business lot and 11 residential properties. Three of the 1998 and one of the 1997 sales were completed on a tax-deferred basis.

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

FOOD PRODUCTS revenue of $94,874,000 for the first quarter of 1998 was six-percent lower than the revenue reported for the comparable period of 1997. However, operating profit was $2,998,000 for the first quarter of 1998, versus $2,443,000 a year earlier. Hawaii agribusiness results were higher for both sugar production and coffee. Refined sugar sales and refiners' margins were lower at California and Hawaiian Sugar Company, Inc., due to greater supplies of refined beet and cane sugar in the domestic market.

OTHER

INSURANCE LITIGATION: Matson received a favorable cash settlement of $33,650,000 on February 13, 1997 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,361,000 in the first quarter of 1997.

LEGISLATION: In September 1997, the Secretary of Agriculture established, under the Federal Agriculture Improvement and Reform Act and in accordance with the Harmonized Tariff Schedule, the aggregate quantity of sugars and syrups that can be imported into the United States. The maximum import quantity for fiscal year 1998 was set at 1,800,000 metric tons raw value (mtrv), with an initial release of 1,200,000 mtrv and the remaining 600,000 mtrv to be released in 200,000 mtrv increments in January, March, and May, if, in those months, the stocks-to-use ratio, as published in the World Agricultural Supply and Demand Estimate (WASDE), is not greater than 15.5 percent. In January 1998, the WASDE stocks-to-use ratio was 15.7 percent and, as a result, the first 1998 increment was cancelled. In March 1998, the WASDE stocks-to-use ratio was 14.5 percent. As a result, the second 1998 increment was released and the maximum import quantity for fiscal year 1998 is still at 1,600,000 mtrv. The approved import quantity is now 1,400,000 mtrv and the final increment of 200,000 mtrv will be cancelled or released in May 1998.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first quarter of 1998, the Company sold five parcels of land on Maui for $4,279,000 (net reinvestment proceeds). The proceeds from these sales are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information" and are expected to be reinvested on a tax-deferred basis.

SHARE REPURCHASES: During the first quarter of 1998, the Company repurchased 85,000 shares of its common stock for an aggregate of $2,250,000 (average of $26.47 per share).

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

ECONOMIC CONDITIONS: Very low real growth continues to be the immediate outlook for Hawaii's economy. No catalyst for better performance appears evident. The state's important visitor industry is expected to benefit from increasing westbound arrivals, due to the continuing strong economic performance of the U.S. mainland states and resulting expectations of strong 1998 summer vacation travel and spending. Although Asia's financial turmoil is a concern, the most immediate and direct effect on Hawaii is likely to be realized through the volatility in currency exchange. If the yen weakens further, as many expect, eastbound visitors will spend less and shorten the lengths of their stays in Hawaii, likely reducing tourism expenditures. The net effect of a favorable westbound visitor outlook and an unfavorable eastbound one is for modest growth in total expenditures, at best. Separately, passage by the Hawaii state legislature of key initiatives to support economic revitalization remains uncertain.

YEAR 2000: Beginning in 1996, the Company initiated an evaluation of its computer systems and applications to prepare for the Year 2000. Following this evaluation, implementation plans for all business segments were prepared and are currently being executed. Areas which have the greatest risk of impacting operations are being corrected first; however, all work related to primary systems and applications is expected to be completed substantially by the end of 1998. Many of the primary systems are already Year 2000 compliant. The plans consist of upgrading, modifying or replacing various systems for approximately $6,000,000 to $8,000,000. The costs incurred in connection with the Year 2000 compliance are being treated as an operating expense unless a system is being replaced for operating reasons as well as Year 2000 compliance, in which case costs are being capitalized. The Company believes that its systems and applications necessary to operate and manage its businesses will be replaced, modified or upgraded in advance of the Year 2000 and that the related costs will not have a material impact on the operations, cash flows, financial condition or segment results of future periods.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and retention of cabotage laws; (5) dependence on raw sugar suppliers and other third-party suppliers; (6) fuel prices; (7) labor relations; and (8) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits

          10.  Material contracts.

               10.b.1.(xxxii) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

               10.b.1.(xxxiii) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan.

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


                                ALEXANDER & BALDWIN, INC.
                              -----------------------------
                                       (Registrant)


Date: May 14, 1998            /s/ Glenn R. Rogers
                              ---------------------------
                              Glenn R. Rogers
                              Executive Vice President and Chief
                              Financial Officer


Date: May 14, 1998            /s/ Thomas A. Wellman
                              ---------------------------
                              Thomas A. Wellman
                              Controller

                                 EXHIBIT INDEX
                                 -------------

10.  Material contracts.

     10.b.1.(xxxii) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

     10.b.1.(xxxiii) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan.

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.