Form 10-Q
period 1998-06-30
ALEXANDER & BALDWIN INC
filed 1998-08-12
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1998
                                    -------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of June 30, 1998:   44,878,184

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 1998 are presented below with comparative figures from the 1997 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                        Three Months Ended    Six Months Ended
                                             June 30              June 30
                                          1998      1997       1998      1997
                                          ----      ----       ----      ----
                                           (unaudited)          (unaudited)
Revenue:
  Net sales, revenue from services
    and rentals                         $361,502  $312,800   $645,769  $583,992
  Interest, dividends and other            4,323     5,128     11,463    30,188
                                        --------  --------   --------  --------
      Total revenue                      365,825   317,928    657,232   614,180
                                        --------   -------   --------  --------

Costs and Expenses:
  Costs of goods sold, services
    and rentals                          301,953   254,341    539,161   482,132
  Selling, general and administrative     27,229    26,538     53,310    53,093
  Interest                                 6,293     7,803     12,373    15,745
  Income taxes                            11,380    10,967     19,644    23,706
                                        --------  --------   --------  --------
   Total costs and expenses              346,855   299,649    624,488   574,676
                                        --------  --------   --------  --------
Net Income                              $ 18,970  $ 18,279   $ 32,744  $ 39,504
                                        ========  ========   ========  ========

Basic and Diluted Earnings Per Share    $   0.42  $   0.40   $   0.73  $   0.87
                                        ========  ========   ========  ========

Dividends Per Share                     $  0.225  $  0.220   $  0.450  $  0.440
                                        ========  ========   ========  ========

Average Number of Shares Outstanding    $ 44,869    45,238   $ 44,855    45,274
                                        ========  ========   ========  ========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)
                                        Three Months Ended    Six Months Ended
                                             June 30              June 30
                                          1998      1997       1998      1997
                                          ----      ----       ----      ----
                                           (unaudited)          (unaudited)
Revenue:
  Ocean Transportation                  $182,124  $175,005   $360,924  $356,125
  Property Development and Management:
     Leasing                               9,198     9,609     18,433    18,725
     Sales                                60,792    14,480     68,573    18,591
  Food Products                          112,994   118,131    207,868   219,319
  Other                                      717       703      1,434     1,420
                                        --------  --------   --------  --------
     Total                              $365,825  $317,928   $657,232  $614,180
                                        ========  ========   ========  ========

Operating Profit:(1)
  Ocean Transportation                  $ 16,787  $ 22,807   $ 34,157  $ 56,857
  Property Development and Management:
     Leasing                               5,589     6,433     11,488    12,667
     Sales                                13,994     3,080     18,636     4,660
  Food Products                            3,047     6,949      6,045     9,392
  Other                                      685       671      1,363     1,334
                                        --------  --------   --------  --------
     Total                              $ 40,102  $ 39,940   $ 71,689  $ 84,910
                                        ========  ========   ========  ========


(1)Before interest expense, corporate expenses and income taxes

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                    JUNE 30       December 31
                                                      1998            1997
                                                      ----            ----
                                                  (UNAUDITED)      (audited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                      $   16,500      $   21,623
   Accounts and notes receivable, net                171,359         176,165
   Inventories                                        84,302          69,209
   Real estate held for sale                          10,262          12,563
   Deferred income taxes                              10,039           9,404
   Prepaid expenses and other assets                   7,909           9,977
   Accrued deposits to Capital Construction Fund     (10,000)        (10,000)
                                                  ----------      ----------
      Total current assets                           290,371         288,941
                                                  ----------      ----------
Investments                                           96,760         102,813
                                                  ----------      ----------
Real Estate Developments                              70,806          68,056
                                                  ----------      ----------
Property, at cost                                  1,993,165       1,975,023
   Less accumulated depreciation and amortization    962,591         938,508
                                                  ----------      ----------
      Property - net                               1,030,574       1,036,515
                                                  ----------      ----------
Capital Construction Fund                            148,610         148,610
                                                  ----------      ----------
Other Assets                                          94,288          59,863
                                                  ----------      ----------
      Total                                       $1,731,409      $1,704,798
                                                  ==========      ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt              $   53,264      $   34,485
   Short-term commercial paper borrowings             49,000          17,000
   Accounts payable                                   36,412          46,835
   Other                                              81,524          75,815
                                                  ----------      ----------
      Total current liabilities                      220,200         174,135
                                                  ----------      ----------
Long-term Liabilities:
   Long-term debt                                    278,008         290,885
   Capital lease obligations                           1,500           2,000
   Post-retirement benefit obligations               111,151         112,125
   Other                                              43,779          46,311
                                                  ----------      ----------
      Total long-term liabilities                    434,438         451,321
                                                  ----------      ----------
Deferred Income Taxes                                359,418         359,754
                                                  ----------      ----------
Shareholders' Equity:
   Capital stock                                      36,736          36,769
   Additional capital                                 51,158          49,437
   Unrealized holding gains on securities             50,619          55,144
   Retained earnings                                 591,391         591,135
   Cost of treasury stock                            (12,551)        (12,897)
                                                  ----------      ----------
      Total shareholders' equity                     717,353         719,588
                                                  ----------      ----------

      Total                                       $1,731,409      $1,704,798
                                                  ==========      ==========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                      Six Months Ended
                                                          June 30
                                                    1998            1997
                                                    ----            ----
                                                        (unaudited)
Cash Flows from Operating Activities              $ 24,745        $ 69,414
                                                  --------        --------

Cash Flows from Investing Activities:
   Capital expenditures                            (48,991)        (17,195)
   Proceeds from disposal of property,
      investments and other assets                   3,323             268
   Withdrawals from Capital Construction Fund         -             30,000
   Net increase in investments                        (466)         (1,926)
                                                  --------        --------
      Net cash provided by (used in) investing
        activities                                 (46,134)         11,147
                                                  --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuances of long-term debt        15,000          34,500
   Payments of long-term debt                      (24,150)        (66,648)
   Proceeds (payments) of short-term paper
      borrowings, net                               47,000         (14,000)
   Proceeds from issuances of capital stock            853           1,017
   Repurchases of capital stock                     (2,250)         (7,155)
   Dividends paid                                  (20,187)        (19,933)
                                                  --------        --------
      Net cash provided by (used in)
         financing activities                       16,266         (72,219)
                                                  --------        --------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                    $ (5,123)       $  8,342
                                                  ========        ========
Other Cash Flow Information:
   Interest paid, net of amounts capitalized      $ 13,317        $ 16,728
   Income taxes paid, net of refunds                16,997           8,652

Other Non-Cash Information:
   Net accrued deposits to Capital Construction
      Fund                                            -             20,325
   Depreciation                                     44,344          45,543
   Tax-deferred property exchanges                  64,597           9,589
   Change in unrealized holding gains               (4,525)           (337)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of June 30, 1998, the condensed statements of income for the three months and six months ended June 30, 1998 and 1997, and the condensed statements of cash flows for the six months ended June 30, 1998 and 1997 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," and SFAS No. 130, "Reporting Comprehensive Income" during the year ended December 31, 1997.

     In accordance with SFAS No. 128, the Company renamed its Primary Earnings per Share to Basic Earnings Per Share (Basic EPS) and disclosed its Diluted EPS. Due to the immaterial impact of the Company's stock options, Basic EPS and Diluted EPS round to the same amount.

     In accordance with SFAS No. 130, the Company must disclose total non-owner changes in shareholders' equity. For the Company, this consists of net income plus unrealized holding gains on securities. On this basis, comprehensive income for the three months ended June 30, 1998 and 1997, totaled $15 million and $23 million, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997, totaled $28 million and $40 million, respectively.

(d) Results for the six months ended June 30, 1997 for ocean transportation include $20 million, pre-tax, from the settlement of a lawsuit that involved insurance claims for earthquake damage to port facilities in 1989.

(e) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

SECOND QUARTER EVENTS:

OPERATING RESULTS: Net income for the second quarter of 1998 was $18,970,000, or $0.42 per share. Net income for the comparable period of 1997 was $18,279,000, or $0.40 per share. Net income for the first half of 1998 was $32,744,000, or $0.73 per share, versus $39,504,000, or $0.87 per share, in the comparable 1997 period. Net income in the first half of 1997 included $12,478,000, or $0.28 per share, resulting from the favorable settlement of longstanding insurance litigation. Excluding the insurance settlement, net income for the first half of 1998 increased 21 percent.

FINANCIAL CONDITION AND LIQUIDITY

     The Company's principal liquid resources, which consist of cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $463,646,000 at June 30, 1998, a decrease of $20,030,000 from December 31,
1997. The decrease was due primarily to fewer amounts available under lines of credit and to lower cash and receivable balances, partially offset by increased sugar and coffee inventories. There was no change in accrued deposits to the CCF. Amounts available under lines of credit decreased $27,999,000, primarily due to increased borrowing for the purchase of raw sugar and container equipment. Cash and cash equivalents decreased by $5,123,000, due primarily to normal expenditures for container equipment, debt repayments and operating cash requirements. Receivables decreased $4,806,000, primarily the result of a decrease at Matson Navigation Company, Inc. ("Matson"). Sugar and coffee inventories increased $17,898,000, due principally to higher levels of refined sugar inventory and higher sugar production costs carried in inventory in the first half of 1998.

     Working capital was $70,171,000 at June 30, 1998, a decrease of $44,635,000 from the amount at the end of 1997. This decrease was due primarily to an increase in short-term debt and commercial paper borrowings, partially offset by the increase in inventories.

RESULTS OF SEGMENT OPERATIONS -
SECOND QUARTER 1998 COMPARED WITH THE SECOND QUARTER 1997

OCEAN TRANSPORTATION revenue of $182,124,000 for the second quarter of 1998 was four-percent higher than the 1997 second quarter revenue. Operating profit of $16,787,000 for the second quarter of 1998 declined, however, by 26 percent. This decrease was primarily the result of lower cargo volume, lower average revenue per container, and less interest income. The decline in cargo volume resulted primarily from continued contraction in the Hawaii cargo market and the introduction of a new barge competitor serving Hawaii during the strong summer household-goods cycle. These factors more than offset the benefits of a revised operating alliance with American President Lines, Ltd. Matson's second-quarter 1998 Hawaii service container volume was seven-percent lower than in the 1997 second quarter and automobile volume was one-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9,198,000 for the second quarter of 1998 was four-percent lower than the second quarter 1997 revenue, and operating profit of $5,589,000 was 13-percent lower than in the comparable 1997 period. The decrease was due primarily to the timing of sales and purchases of property and, to a lesser extent, to lower occupancy levels and lease rates. In June 1998, the Company acquired three income properties on the U.S. Mainland, two in San Antonio, Texas and one in Sacramento, California, using tax-deferred funds from previous property sales. The total purchase price for the three properties was $36,199,000.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue for the second quarter of 1998 was $60,792,000, compared with $14,480,000 in sales recorded in the second quarter of 1997. In the second quarter of 1998, operating profit from property sales was $13,994,000. This was $10,914,000 higher than $3,080,000 in the second quarter of 1997. Results in the second quarter of 1998 included the sales of Ridgeview Court, a 246,000 square-foot R&D and office complex in Cupertino, California and the Company's remaining interest in a 14-acre parcel in Maui Business Park (MBP). These two sales, combined, contributed $13,989,000 to operating profit. Other 1998 second-quarter sales included one business parcel and five residential properties. Sales in the second quarter of 1997 included an industrial warehouse, three developed business lots and sixteen residential properties on Maui. Three of the second quarter 1998 and one of the second quarter 1997 sales were completed on a tax-deferred basis.

      The mix of property sales in any year can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land generally provides a greater contribution margin than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land, which averages approximately $150 per acre. Consequently, property sales revenue trends and the amount of real estate held for sale on the condensed balance sheets are not necessarily indicative of future profitability for this segment.

FOOD PRODUCTS revenue of $112,994,000 for the second quarter of 1998 was four-percent lower than the revenue reported for the comparable period of 1997. Second quarter 1998 operating profit of $3,047,000 decreased significantly from the $6,949,000 operating profit in the same period in 1997. This decrease was due primarily to lower refined sugar prices and margins at C&H, offset, in part, by greater volume and lower costs of raw sugar production. In June 1998, five-year labor agreements were reached with the two unions at the Company's sugar refinery in Crockett, California.

RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS 1998 COMPARED WITH THE FIRST SIX MONTHS OF 1997

OCEAN TRANSPORTATION revenue of $360,924,000 for the first half of 1998 rose just one percent from the results in the first half of 1997. First half 1998 operating profit of $34,157,000 decreased $22,700,000, or 40 percent, from $56,857,000 in the first half of 1997. The primary reason for the decrease was the favorable insurance settlement included in the first-half 1997 results. Excluding that factor ($19,965,000, pretax), 1998 first half operating profit was $2,735,000 lower than in 1997. For the first half of 1998, Matson's Hawaii service container volume was two-percent lower than in the 1997 first half and its automobile volume was one-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $18,433,000 for the first half of 1998 was two-percent lower than the results in the comparable 1997 period. First half 1998 operating profit of $11,488,000 was nine-percent lower than in the first half of 1997. This decrease was due to the same reasons cited for the second quarter decline. Year-to-date 1998 occupancy levels for Mainland properties averaged 93 percent, versus 98 percent in the first half of 1997. Year-to-date 1998 occupancy levels for Hawaii properties averaged 66 percent, versus 78 percent in the comparable period of 1997. That decrease was primarily due to a temporary vacancy related to a former Woolworth tenancy and properties acquired recently at favorable prices that have relatively low occupancy rates. A portion of the former Woolworth space is being redeveloped into a multi-screen theater complex.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $68,573,000 in the first half of 1998 compared with $18,591,000 recorded in the first half of 1997. Operating profit of $18,636,000 from property sales in the first half of 1998 was $13,976,000 higher than $4,660,000 in the first half of 1997. The two large sales in the 1998 second quarter were the primary reason for the increase. Among the first half 1998 sales were the previously mentioned sales of the R&D and office complex and the 14-acre parcel in MBP, plus five other business parcels and 14 residential properties. Sales in the comparable period of 1997 included a one-acre developed lot and an industrial warehouse, plus 27 residential and three developed business lot sales. Seven of the 1998 and two of the 1997 sales were completed on a tax-deferred basis.

FOOD PRODUCTS revenue of $207,868,000 for the first half of 1998 was five-percent lower than the revenue reported for the comparable period of 1997. Operating profit of $6,045,000 for the first half of 1998 compared with $9,392,000 during the comparable period of 1997. This decrease was due to the same reasons cited for the second quarter decline.

OTHER

INSURANCE LITIGATION: Matson received a favorable cash settlement of $33,650,000 on February 13, 1997 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,478,000 in the first half of 1997.

LEGISLATION: In 1997, the Secretary of Agriculture established, under the Federal Agriculture Improvement and Reform Act and in accordance with the Harmonized Tariff Schedule, the aggregate quantity of sugars and syrups that can be imported into the United States. The maximum import quantity for fiscal year 1998 was set at 1,800,000 metric tons raw value (mtrv), with an initial release of 1,200,000 mtrv and the remaining 600,000 mtrv to be released in 200,000 mtrv increments in January, March, and May, if, in those months, the stocks-to-use ratio, as published in the World Agricultural Supply and Demand Estimate (WASDE), is not greater than 15.5 percent. In January 1998, the WASDE stocks-to-use ratio was 15.7 percent and, as a result, the first 1998 increment was cancelled. In March and May 1998, the WASDE stocks-to-use ratio was 14.5 and 14.2 percent, respectively. As a result, the second and third 1998 increments were released. The maximum import quantity for fiscal year 1998 is currently 1,600,000 mtrv.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first half of 1998, the Company sold seven parcels of land for $64,597,000 (net reinvestment proceeds). The proceeds from these sales are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information." During the first half of 1998, the Company reinvested proceeds of $36,199,000 on a tax-deferred basis from sales completed in 1998 and 1997.

SHARE REPURCHASES: During the first half of 1998, the Company repurchased 85,000 shares of its common stock for an aggregate of $2,250,000 (average of $26.47 per share).

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

SUBSEQUENT EVENT: On August 10, 1998, the Company announced that it has entered into a definitive agreement providing for the recapitalization of California and Hawaiian Sugar Company, Inc. (C&H) in partnership with an investor group including Citicorp Venture Capital, Ltd. In the transaction, A&B will receive approximately $55 million in cash, after the repayment of certain C&H indebtedness, $25 million in senior preferred stock, and will retain a 40 percent common stock interest in the recapitalized C&H. The trans-action, expected to close within ninety days, is not expected to have a material impact on the Company's income.

ECONOMIC CONDITIONS: No fundamental change in Hawaii economic conditions is visible at midyear 1998. The outlook remains unchanged, for zero to one-percent real growth this year. The State's prominent visitor industry continues to benefit from increasing westbound arrivals, but this improvement is being offset by declines in eastbound visitors, due to continuing economic uncertainty in Asia. These trends are affecting various visitor destinations in the State in different ways. Oahu tourism is down because of its dependence on eastbound visitors; recent new eastbound air service to the Kona area (on the west side of the Island of Hawaii), however, has steadily boosted arrivals there; and other neighbor island areas are benefiting from the westbound trend. Local real estate industry analysts have noted an increase in condominium sales on the neighbor islands, with Mainland visitors from West Coast areas acquiring vacation properties.

YEAR 2000: Beginning in 1996, the Company initiated an evaluation of its computer systems and applications to prepare for the Year 2000. Following this evaluation, implementation plans for all business segments were prepared and are currently being executed. Areas which have the greatest risk of impacting operations are being corrected first; however, all work related to primary systems and applications is expected to be completed substantially by the end of 1998. Many of the primary systems are already Year 2000 compliant. The plans consist of upgrading, modifying or replacing various systems for approximately $6,000,000 to $8,000,000. The costs incurred in connection with the Year 2000 compliance are being treated as an operating expense, unless a system is being replaced for operating reasons as well as Year 2000 compliance, in which case costs are being capitalized. The Company believes that its systems and applications necessary to operate and manage its businesses will be replaced, modified or upgraded in advance of the Year 2000 and that the related costs will not have a material impact on the operations, cash flows, financial condition or segment results of future periods.

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

                  PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

At the Annual Meeting of Shareholders of the Company held on April 23, 1998, the Company's shareholders voted in favor of: (i) the election of nine directors to the Company's Board of Directors, (ii) the approval of the 1998 Stock Option/Stock Incentive Plan, (iii) the approval of the 1998 Non-Employee Director Stock Option Plan, and (iv) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

  (i)  Election of Directors                  For          Withheld
                                              ---          --------

       Michael J. Chun                     40,936,630       328,603
       John C. Couch                       40,924,480       340,753
       Leo E. Denlea, Jr.                  40,930,089       335,144
       Walter A. Dods, Jr.                 40,939,287       325,946
       Charles G. King                     40,940,480       324,753
       Carson R. McKissick                 40,940,323       324,910
       C. Bradley Mulholland               40,937,824       327,409
       Maryanna G. Shaw                    40,937,324       327,909
       Charles M. Stockholm                40,934,525       330,708


 (ii)  Proposal to Approve the 1998          For         Against       Abstain
                                             ---         -------       -------
       Stock Option/Stock Incentive
       Plan                              37,112,821     3,878,210      273,635

(iii)  Proposal to Approve the 1998          For         Against       Abstain
                                             ---         -------       -------
       Non-Employee Director Stock
       Option Plan                       38,863,007     2,067,100      334,438

 (iv)  Election of Auditors                  For         Against       Abstain
                                             ---         -------       -------
                                         41,016,283        47,089      201,294

There were no broker non-votes at the Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)  Exhibits
           --------

           3.  Articles of incorporation and bylaws.

               3.c. Revised Bylaws of Alexander & Baldwin, Inc., as amended effective June 25, 1998.

          10.  Material contracts.

               10.b.1.(xxxiv) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998.

               10.b.1.(xxxv) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998.

               10.b.1.(xxxvi) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998.

               10.b.1.(xxxvii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998.

               10.b.1.(xxxviii) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998.

          11.  Statement re computation of per share earnings.

          27.  Financial Data Schedule.

      (b) Reports on Form 8-K
          -------------------

               A report on Form 8-K was filed on July 16, 1998 to report, under
          Item 5 thereof, the declaration by the Board of Directors of Alexander & Baldwin, Inc. ("A&B") on June 25, 1998 of a dividend distribution, pursuant to a newly-adopted shareholder rights plan, of one right, for each outstanding share of common stock of A&B, to shareholders of record at the close of business on December 19, 1998, or on such earlier date as existing common stock purchase rights may be redeemed in accordance with A&B's shareholder rights plan adopted December 8, 1988.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ALEXANDER & BALDWIN, INC.
                                    -------------------------
                                           (Registrant)


Date: August 12, 1998                  /s/ Glenn R. Rogers
                                         Glenn R. Rogers
                                   Executive Vice President and
                                     Chief Financial Officer


Date: August 12, 1998                    /s/ Thomas A. Wellman
                                         Thomas A. Wellman
                                             Controller

                                 EXHIBIT INDEX
                                 -------------

3.   Articles of incorporation and bylaws.

     3.c. Revised Bylaws of Alexander & Baldwin, Inc., as amended effective June 25, 1998.

10.  Material contracts.

     10.b.1.(xxxiv) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998.

     10.b.1.(xxxv) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998.

     10.b.1.(xxxvi) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998.

     10.b.1.(xxxvii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998.

     10.b.1.(xxxviii) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998.

11.  Statement re computation of per share earnings.

27.   Financial Data Schedule.