Form 10-Q
period 1998-09-30
ALEXANDER & BALDWIN INC
filed 1998-11-13
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1998
                                    ------------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
September 30, 1998:                                                  44,710,740

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 1998 are presented below with comparative figures from the 1997 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                                    Three Months Ended    Nine Months Ended
                                                      September 30          September 30
                                                     1998       1997       1998       1997
                                                     ----       ----       ----       ----
                                                       (unaudited)           (unaudited)
Revenue:
   Net sales, revenue from services and rentals    $322,204   $321,869   $967,973   $905,861
   Interest, dividends and other                      4,158      4,137     15,621     34,325
                                                   --------   --------   --------   --------
      Total revenue                                 326,362    326,006    983,594    940,186
                                                   --------   --------   --------   --------

Costs and Expenses:
   Costs of goods sold, services and rentals        271,563    258,414    810,724    740,546
   Selling, general and administrative               26,520     26,260     79,830     79,353
   Interest                                           6,229      6,770     18,602     22,515
   Income taxes                                       8,270     12,690     27,914     36,396
                                                   --------   --------   --------   --------
      Total costs and expenses                      312,582    304,134    937,070    878,810
                                                   --------   --------   --------   --------

Net Income                                         $ 13,780   $ 21,872   $ 46,524   $ 61,376
                                                   ========   ========   ========   ========

Basic Earnings Per Share                           $   0.31   $   0.48   $   1.04   $   1.36

Diluted Earnings Per Share                         $   0.31   $   0.48   $   1.03   $   1.35

Dividends Per Share                                $   0.225  $   0.220  $   0.675  $   0.660

Average Number of Shares Outstanding                 44,842     45,135     44,851     45,227


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)


                                                    Three Months Ended    Nine Months Ended
                                                      September 30          September 30
                                                     1998       1997       1998       1997
                                                     ----       ----       ----       ----
                                                       (unaudited)           (unaudited)
Revenue:
   Ocean Transportation                            $180,202   $179,106   $541,126   $535,231
   Property Development and Management:
      Leasing                                         9,576      9,320     28,009     28,045
      Sales                                           6,246      4,080     74,819     22,671
   Food Products                                    129,620    132,816    337,488    352,135
   Other                                                718        684      2,152      2,104
                                                   --------   --------   --------   --------
   Total                                           $326,362   $326,006   $983,594   $940,186
                                                   ========   ========   ========   ========

Operating Profit:(1)
   Ocean Transportation                            $ 16,200   $ 24,405   $ 50,357   $ 81,262
   Property Development and Management:
      Leasing                                         5,786      6,105     17,274     18,772
      Sales                                           1,633      1,257     20,269      5,917
   Food Products                                      7,557     11,778     13,602     21,170
   Other                                                642        652      2,005      1,986
                                                   --------   --------   --------   --------
      Total                                        $ 31,818   $ 44,197   $103,507   $129,107
                                                   ========   ========   ========   ========


(1) Before interest expense, corporate expenses and income taxes


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                  SEPTEMBER 30    December 31
                                                      1998           1997
                                                      ----           ----
                                                   (UNAUDITED)     (audited)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                       $    7,966     $   21,623
   Accounts and notes receivable, net                 176,526        176,165
   Inventories                                         95,897         69,209
   Real estate held for sale                           10,485         12,563
   Deferred income taxes                               11,638          9,404
   Prepaid expenses and other assets                   12,918          9,977
   Accrued deposits to Capital Construction Fund         -           (10,000)
                                                   ----------     ----------
      Total current assets                            315,430        288,941
                                                   ----------     ----------
Investments                                            83,894        102,813
                                                   ----------     ----------
Real Estate Developments                               68,532         68,056
                                                   ----------     ----------
Property, at cost                                   1,929,087      1,975,023
   Less accumulated depreciation and amortization     876,810        938,508
                                                   ----------     ----------
      Property - net                                1,052,277      1,036,515
                                                   ----------     ----------
Capital Construction Fund                             141,410        148,610
                                                   ----------     ----------
Other Assets                                           76,426         59,863
                                                   ----------     ----------

      Total                                        $1,737,969     $1,704,798
                                                   ==========     ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt               $   52,944     $   34,485
   Short-term commercial paper borrowings              60,000         17,000
   Accounts payable                                    49,348         46,835
   Other                                               85,327         75,815
                                                   ----------     ----------
      Total current liabilities                       247,619        174,135
                                                   ----------     ----------
Long-term Liabilities:
   Long-term debt                                     264,028        290,885
   Capital lease obligations                            1,500          2,000
   Post-retirement benefit obligations                109,163        112,125
   Other                                               44,707         46,311
                                                   ----------     ----------
      Total long-term liabilities                     419,398        451,321
                                                   ----------     ----------
Deferred Income Taxes                                 351,485        359,754
                                                   ----------     ----------
Shareholders' Equity:
   Capital stock                                       36,611         36,769
   Additional capital                                  51,898         49,437
   Unrealized holding gains on securities              42,612         55,144
   Retained earnings                                  600,897        591,135
   Cost of treasury stock                             (12,551)       (12,897)
                                                   ----------     ----------
      Total shareholders' equity                      719,467        719,588
                                                   ----------     ----------

      Total                                        $1,737,969     $1,704,798
                                                   ==========     ==========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      Nine Months Ended
                                                        September 30
                                                     1998            1997
                                                     ----            ----
                                                          (unaudited)

Cash Flows from Operating Activities               $ 60,198        $103,908
                                                   --------        --------

Cash Flows from Investing Activities:
   Capital expenditures                             (73,083)        (32,262)
   Proceeds from disposal of property, investments
      and other assets                                3,620             475
   Deposits into Capital Construction Fund          (10,000)        (10,000)
   Withdrawals from Capital Construction Fund         7,200          50,000
   Increase in investments                             (600)         (2,221)
   Reduction in investments                             136           1,798
                                                   --------        --------
      Net cash provided by (used in)
         investing activities                       (72,727)          7,790
                                                   --------        --------

Cash Flows from Financing Activities:
   Proceeds from issuances of long-term debt         15,000          34,500
   Payments of long-term debt                       (43,750)       (119,680)
   Proceeds from short-term borrowings, net          63,000           3,500
   Proceeds from issuances of capital stock           1,575           1,645
   Repurchases of capital stock                      (6,662)        (10,721)
   Dividends paid                                   (30,291)        (29,875)
                                                   --------        --------
      Net cash used in financing activities          (1,128)       (120,631)
                                                   --------        --------

Net Decrease in Cash and Cash Equivalents          $(13,657)       $ (8,933)
                                                   ========        ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized       $ 20,052        $ 23,961
   Income taxes paid, net of refunds                 24,006          11,731

Other Non-Cash Information:
   Net accrued deposits to (withdrawals from)
      Capital Construction Fund                     (10,000)          9,448
   Depreciation                                      67,077          67,198
   Tax-deferred property exchanges                   64,349           9,589
   Change in unrealized holding gains               (12,532)          8,610


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of September 30, 1998, the condensed statements of income for the three months and nine months ended September 30, 1998 and 1997, and the condensed statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) The Company's total non-owner changes in shareholders' equity consists of net income plus unrealized holding gains on securities (comprehensive income). On this basis, comprehensive income for the three months ended September 30, 1998 and 1997 totaled $6 million and $31 million, respectively. Comprehensive income for the nine months ended
     September 30, 1998 and 1997 totaled $34 million and $71 million, respectively.

(d) Results for the nine months ended September 30, 1997 for ocean transportation include $20 million, pre-tax, from the settlement of a lawsuit that involved insurance claims for earthquake damage to port facilities in 1989.

(e) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

THIRD QUARTER EVENTS:

OPERATING RESULTS: Net income for the third quarter of 1998 was $13,780,000, or $0.31 per share. Net income for the comparable period of 1997 was $21,872,000, or $0.48 per share. Revenue for the third quarter of 1998 was $326,362,000, nearly the same as $326,006,000 in the third quarter of 1997.

Net income for the first nine months of 1998 was $46,524,000, or $1.04 per share, versus $61,376,000, or $1.36 per share, in the first nine months of 1997. Net income for the first nine months of 1997 included $12,478,000, or $0.28 per share, resulting from the favorable settlement of long-standing insurance litigation. Excluding that insurance settlement from the 1997 results, income for the first nine months of 1998 decreased $2,374,000, or five percent. Revenue for the first nine months of 1998 was $983,594,000, compared with revenue of $940,186,000 in the first nine months of 1997. Excluding the insurance settlement, nine-month 1998 revenue increased seven percent.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $424,475,000 at September 30, 1998, a decrease of $59,201,000 from December 31, 1997. This decrease was due primarily to lower amounts available under lines of credit and to a lower cash balance, partially offset by increased sugar and coffee inventories and a decrease in accrued deposits to the CCF. Amounts available under lines of credit decreased $85,500,000, primarily due to a decrease in credit facilities and increased borrowing for the purchase of raw sugar and container equipment. Cash decreased by $13,657,000, due primarily to normal expenditures for container equipment, debt repayments and operating cash requirements. Sugar and coffee inventories increased $29,595,000, due principally to higher levels of raw sugar inventory.

Working capital was $67,811,000 at September 30, 1998, a decrease of $46,995,000 from the amount at the end of 1997. This decrease was due primarily to increases in short-term debt, commercial paper borrowings and accounts payable, and lower cash balances, partially offset by an increase in inventories and a decrease in accrued deposits to the CCF.

In August 1998, Matson Navigation Company, Inc. ("Matson") purchased a vessel for $7,200,000. The vessel, built in 1973, has been leased by Matson for all of its 25-year life.

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 1998 COMPARED WITH THE THIRD QUARTER 1997

OCEAN TRANSPORTATION revenue of $180,202,000 for the third quarter of 1998 was one-percent higher than the 1997 third-quarter revenue. Operating profit of $16,200,000, however, decreased 34 percent compared with the third quarter of 1997, primarily the result of lower cargo revenue in the Hawaii service because of both lower volume and rates. The decline in cargo volume resulted primarily from continued contraction in the Hawaii market and a barge competitor which temporarily served Hawaii during the peak summer period of household-goods movements. These factors more than offset the benefits of a revised operating alliance with American President Lines, Ltd. Third quarter 1998 Hawaii service container volume was eight-percent lower than in the 1997 third quarter, and automobile volume was 13-percent lower.

In response to the continuing weakness in the Hawaii economy, Matson implemented a new schedule in its service between Hawaii and the U.S. mainland in mid-September. The new schedule, which utilizes six (rather than eight) ships, is projected to reduce operating expenses by up to $10,000,000 annually, while still maintaining a high level of service. Separately, negotiations were completed in late-September to charter two idle Matson vessels to an ocean carrier which will provide service between Florida and Puerto Rico.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $9,576,000 for the third quarter of 1998 was three-percent higher than in the third quarter of 1997. However, operating profit of $5,786,000 was five-percent lower than in the comparable period of 1997. The decrease was due primarily to lower occupancy levels, which resulted, in turn, from both the relatively weak Hawaii lease market and the timing of property sales and acquisitions on the Mainland.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $6,246,000 for the third quarter of 1998 was 53-percent higher than the $4,080,000 recorded in the third quarter of 1997. Operating profit from property sales this quarter was $1,633,000, versus $1,257,000 a year earlier. Sales in the third quarter of 1998 included a total of 30 lower-margin residential properties in several developments on the island of Maui. Sales in the third quarter of 1997 included an undeveloped parcel, one developed business lot and 13 residential properties on Maui.

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

FOOD PRODUCTS revenue of $129,620,000 for the third quarter of 1998 was two-percent lower than the revenue reported for the comparable period of 1997. Operating profit of $7,557,000 for the third quarter of 1998 decreased 36 percent, from $11,778,000 in the same period in 1997. The decrease was due primarily to lower refined sugar prices, offset, in part, by greater volume and lower costs of raw sugar production.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 1998 COMPARED WITH THE FIRST NINE MONTHS OF 1997

OCEAN TRANSPORTATION revenue of $541,126,000, for the first nine months of 1998, rose one percent and operating profit of $50,357,000 decreased 38 percent. One reason for the decrease was the favorable insurance settlement in 1997. Excluding that factor ($19,965,000, pretax), 1998 first nine-months operating profit was 18-percent lower than in 1997. This decrease was due to the same reasons cited for the third quarter decline. Matson's Hawaii service container volume in the first nine months of 1998 was four-percent lower than in the first nine months of 1997, and automobile volume was five-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $28,009,000, for the first nine months of 1998, was virtually the same as in the comparable 1997 period. However, nine-months 1998 property leasing operating profit of $17,274,000 was eight-percent lower than in the nine months of 1997. This decrease was due to the same reasons cited for the third quarter decline. The additional leased properties in the first nine months of 1998 included four income properties on the U.S. Mainland, two in San Antonio, Texas and two in Sacramento, California. The new properties were acquired using tax-deferred funds from previous property sales. Year-to-date 1998 occupancy levels for Mainland properties averaged 92 percent, versus 98 percent in the first nine months of 1997. Occupancy levels for Hawaii properties averaged 68 percent, versus 78 percent in the comparable period of 1997. The decreases were due primarily to both the relatively weak Hawaii lease market and the timing of property sales and acquisitions on the U.S. Mainland.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $74,819,000 for the first nine months of 1998, compared with $22,671,000 in sales recorded in the first nine months of 1997. Operating profit of $20,269,000, from property sales in the first nine months of 1998, was $14,352,000 higher than in the comparable period of 1997. This large increase resulted from sales in the second quarter of 1998, which included a large R&D and office complex in Cupertino, Calif., and the Company's remaining interest in a 14-acre parcel at Maui Business Park. Other sales in the first nine months of 1998 included one business parcel and 44 residential properties. Sales in the comparable period of 1997 included an undeveloped 29-acre parcel, a one-acre developed lot, an industrial warehouse in California, and 40 residential and four developed business lots.

FOOD PRODUCTS revenue of $337,488,000, for the first nine months of 1998, was four-percent lower than the revenue reported for the comparable period of 1997. For the first nine months of 1998, operating profit of $13,602,000 was 36-percent lower than the $21,170,000 earned in the same period last year. This decrease was due to the same reasons cited for the third quarter decline.

OTHER

INSURANCE LITIGATION: Matson received a favorable cash settlement of $33,650,000 on February 13, 1997 for a contested insurance claim in connection with repairing port facilities damaged by a 1989 earthquake. As noted previously, this settlement resulted in additional net income of $12,478,000 in the first nine months of 1997.

LEGISLATION: In 1997, the Secretary of Agriculture established, under the Federal Agriculture Improvement and Reform Act and in accordance with the Harmonized Tariff Schedule, the aggregate quantity of sugars and syrups that can be imported into the United States. The maximum import quantity for fiscal year 1998 is 1,600,000 metric tons raw value (mtrv). The maximum import quantity for fiscal year 1999 was set at 1,614,937 mtrv, with an initial release of 1,164,937 mtrv.

C&H RECAPITALIZATION AND PARTIAL SALE: In August 1998, the Company announced plans to recapitalize its sugar refining and marketing unit, California and Hawaiian Sugar Company, Inc. (C&H), and to sell a majority of its equity in that company to an investor group led by Citicorp Venture Capital, Ltd. Because of the current unsettled conditions in the financial markets, the timing for closing of this transaction is uncertain.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first nine months of 1998, the Company sold five parcels of land for $64,349,000. The proceeds from these sales are reflected in the Condensed Statements of Cash Flows under the caption "Other Non-Cash Information." During the first nine months of 1998, the Company reinvested proceeds of $57,100,000 on a tax-deferred basis from sales completed in 1998 and 1997.

SHARE REPURCHASES: During the first nine months of 1998, the Company repurchased 284,200 shares of its common stock for an aggregate of $6,662,000 (average of $23.44 per share).

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

ECONOMIC CONDITIONS: Despite the well-publicized and widespread turmoil in financial markets worldwide, and especially in the Far East, the economic outlook for Hawaii remains largely unchanged. Real Gross State Product is expected to grow less than one percent this year. The state's prominent visitor industry continues to affect various areas in the state in different ways. Neighbor island destinations, which are favored by U.S. travelers, have done relatively better than Oahu, which attracts greater numbers of eastbound visitors. Year-to-date through August, westbound visitors number 2.9 million, up 3.6 percent from 1997. On the other hand, eastbound tourism, with 1.7 million visitors year-to-date, is down 8.8 percent. Spending by Asian visitors also is down, because of exchange rates, which were highly unfavorable for Japanese visitors until October, when U.S. interest rates were lowered and legislative relief was approved for Japan's banking industry. In August, retail revenue at major shopping areas in or close to Oahu's major visitor destination, Waikiki, was down 25-30 percent, whereas statewide retail revenue year-to-date was up about eight percent. Any beneficial effects of the subsequent strengthening of the yen on Hawaii's retail markets have yet to be reported. The outlook for construction remains poor. For the eight months through August, total reported contracts for future Hawaii construction of $1.03 billion were down 20 percent from the same period in 1997.

SUBSEQUENT EVENT: On October 22, 1998, the Board of Directors appointed W. Allen Doane, president and CEO of A&B-Hawaii, Inc. (ABHI), to the additional positions of president and CEO of Alexander & Baldwin, Inc. and elected him to the Boards of Directors of A&B and Matson. R. J. Pfeiffer will continue as Chairman of the Boards of A&B, Matson and ABHI.

YEAR 2000 INFORMATION AND READINESS DISCLOSURE ACT OF 1998

In 1995, the Company commenced an evaluation of its computer systems and applications to prepare for the Year 2000. Following this evaluation, implementation plans for all business segments were prepared and are currently being executed. Programs that recognize "00" as a date other than "2000" might result in data errors or system problems if not corrected before December 31, 1999. Not all systems used by the Company are sensitive to this issue. The work related to primary systems and applications, which have the greatest risk of adversely affecting operations, should be substantially complete by 1998 year-end. The Company is currently testing the corrected systems for undetected program errors. In addition, the Company is continuing work on correcting secondary support applications and applications in its smaller business units to ensure that they will be Year 2000 compliant before the end of 1999. The Company is working with primary vendors, customers, lenders, suppliers and other appropriate third-parties to assess their compliance efforts and the potential risks to the Company in the event that they are not Year 2000 compliant. Staffing for the Year 2000 work is expected to be adequate. Work on this project has not affected other systems-related activities adversely. The implementation plans, which consist of upgrading, modifying or replacing various systems, are expected to cost approximately $6,000,000 to $8,000,000. During the first nine months of 1998, the Company had expended approximately $3,000,000 for this work. The costs incurred in connection with the Year 2000 compliance are being treated as an operating expense, unless a system is being replaced for operating reasons as well as for Year 2000 compliance, in which case costs are being capitalized. While the Company believes that its systems and applications necessary to operate and manage its businesses will be replaced, modified or upgraded in advance of the Year 2000 and that the related costs will not have a material impact on the operations, cash flows, financial condition or segment results of future periods, it will not have certain knowledge of full compliance or adequacy of contingency plans until the Year 2000.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environment at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and retention of cabotage laws; (5) dependence on raw sugar suppliers and other third-party suppliers; (6) fuel prices; (7) labor relations; (8) the ability to locate and correct, on a timely basis, all relevant computer codes prior to the Year 2000; and (9) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

                          PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
---------------------------

      Matson Navigation Company, Inc. ("Matson") is subject to the jurisdiction of the Surface Transportation Board ("Board"), an agency within the U.S. Department of Transportation, with respect to its domestic rates. On
September 10, 1998, the government of the Territory of Guam filed a complaint with the Board against Matson, Sea-Land Service, Inc. and American President Lines, Ltd., alleging that the carriers charged unreasonable rates in the trade between the U.S. mainland and Guam between January 1, 1991 and the present.
The complaint seeks in excess of $50 million in damages from the three carriers. Matson did not enter the Guam trade until February of 1996 and, in the two and a half years that it has served the trade, it has not filed a general rate increase and has lowered many rates. All of Matson's rate adjustments have been within the zone of reasonableness established by the Interstate Commerce Commission Termination Act of 1995 and, therefore, are deemed reasonable. Management believes that the ultimate outcome of this litigation will not have a material adverse impact on A&B's financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     (a)  Exhibits
          --------

          10.  Material contracts.

               10.b.1.(xli) Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998.

               10.b.1.(xlii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998.

               10.b.1.(xliii) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998.

               10.b.1.(xliv) Amendment No. 5 to the A&B Excess Benefits Plan, dated August 27, 1998.

          11.  Statement re computation of per share earnings.

          27.  Financial Data Schedule.


     (b)  Reports on Form 8-K
          -------------------

               A report on Form 8-K was filed on August 24, 1998 to report, under Item 5 thereof, the execution by California and Hawaiian Sugar Company, Inc. ("C&H"), A&B-Hawaii, Inc., and McBryde Sugar Company, Limited, all wholly-owned direct or indirect subsidiaries of Alexander & Baldwin, Inc. ("A&B"), of definitive agreements dated as of August 5, 1998, which provide for a recapitalization of C&H involving the participation of an investor group that includes Citicorp Venture Capital, Ltd.

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



                                  ALEXANDER & BALDWIN, INC.
                                  -------------------------
                                        (Registrant)


Date:  November 13, 1998             /s/ Glenn R. Rogers
                                  -------------------------
                                        Glenn R. Rogers
                                 Executive Vice President and
                                   Chief Financial Officer


Date:  November 13, 1998            /s/ Thomas A. Wellman
                                  -------------------------
                                        Thomas A. Wellman
                                           Controller

                                 EXHIBIT INDEX
                                 -------------



10.  Material contracts.

     10.b.1.(xli) Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998.

     10.b.1.(xlii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998.

     10.b.1.(xliii) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998.

     10.b.1.(xliv) Amendment No. 5 to the A&B Excess Benefits Plan, dated August 27, 1998.

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.