Form 10-K
period 1998-12-31
ALEXANDER & BALDWIN INC
filed 1999-03-26
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                          Commission file number 0-565



                           ALEXANDER & BALDWIN, INC.
             (Exact name of registrant as specified in its charter)


         HAWAII                                        99-0032630
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


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

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 12, 1999:
                                   43,521,456

 AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AT FEBRUARY 12, 1999:
                                 $752,466,785


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF REGISTRANT'S PROXY STATEMENT DATED MARCH 8, 1999 (PART III OF FORM 10-K).
   PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED
             DECEMBER 31, 1998 (PARTS I, II AND IV OF FORM 10-K).

                               TABLE OF CONTENTS

                                     PART I
                                                                    Page

Items 1. & 2.  Business and Properties ..............................  1

    A.   Ocean Transportation .......................................  2
         (1)   Freight Services .....................................  2
         (2)   Vessels ..............................................  3
         (3)   Terminals ............................................  5
         (4)   Other Services .......................................  5
         (5)   Competition ..........................................  6
         (6)   Labor Relations ......................................  7
         (7)   Rate Regulation ......................................  8

    B.   Property Development and Management ........................  8
         (1)   General ..............................................  8
         (2)   Planning and Zoning ..................................  9
         (3)   Residential Projects ................................. 10
         (4)   Commercial and Industrial Properties ................. 13

    C.   Food Products .............................................. 17
         (1)   Production ........................................... 17
         (2)   Sugar Refining; Marketing of Sugar
               and Coffee ........................................... 18
         (3)   Competition and Sugar Legislation .................... 19
         (4)   Properties and Water ................................. 21

    D.   Employees and Labor Relations .............................. 23

    E.   Energy ..................................................... 25

Item 3.  Legal Proceedings .......................................... 26

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


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................ 27

Item 6.  Selected Financial Data .................................... 27

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations ................................................. 27

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk .......................................... 28

Item 8.  Financial Statements and Supplementary Data ................ 29

Item 9.  Changes in and Disagreements With
         Accountants on Accounting and Financial
         Disclosure ................................................. 29


                                    PART III

Item 10. Directors and Executive Officers of
         the Registrant ............................................. 29

    A.   Directors .................................................. 29

    B.   Executive Officers of the Registrant ....................... 29

Item 11. Executive Compensation ..................................... 31

Item 12. Security Ownership of Certain Beneficial
         Owners and Management ...................................... 31

Item 13. Certain Relationships and Related
         Transactions ................................................31


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K .................................... 32

    A.   Financial Statements ....................................... 32

    B.   Financial Statement Schedules .............................. 32

    C.   Exhibits Required by Item 601 of
         Regulation S-K ............................................. 32

    D.   Reports on Form 8-K ........................................ 40

Signatures .......................................................... 41

Independent Auditors' Report ........................................ 43

Schedule I .......................................................... 44

Independent Auditors' Consent ....................................... 48

                           ALEXANDER & BALDWIN, INC.
									-------------------------
                                   FORM 10-K
											  ----------
                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1998


                                     PART I
												 ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
---------------------------------------

      Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations and related shoreside operations of A&B are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson"), and several Matson subsidiaries, all of which are headquartered in San Francisco. Real property and food products operations are conducted by a wholly-owned subsidiary of A&B, A&B-Hawaii, Inc. ("ABHI"), and several ABHI subsidiaries, all of which are headquartered in Hawaii or California.

      The industry segments of A&B are as follows:

      A.  Ocean Transportation - carrying freight, primarily between various
			 --------------------
          United States Pacific Coast ports, major Hawaii ports and Guam; providing terminal, stevedoring, tugboat and container equipment maintenance services in certain of those ports; chartering vessels to third parties; arranging United States Mainland intermodal transportation; and providing supply and distribution services.

      B.  Property Development and Management - developing real property in
			 -----------------------------------
          Hawaii and on the U.S. Mainland; selling residential properties in Hawaii and on the U.S. Mainland; and managing, leasing, selling and purchasing commercial/industrial properties in Hawaii and on the U.S. Mainland.

      C.  Food Products - growing sugar cane and coffee in Hawaii; producing
			 -------------
          raw sugar, molasses and green coffee (and, until December 1998, refining raw sugar and marketing and distributing refined sugar products, primarily in the western United States); marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; and generating and selling electricity.

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1998, see "Industry Segment Information" on page 19 of the Alexander & Baldwin, Inc. 1998 Annual Report to Shareholders ("1998 Annual Report"), which information is incorporated herein by reference.


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

                  Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1998, Matson carried 143,431 containers (compared with 149,734 in 1997) and 73,717 motor vehicles (compared with 78,641 in 1997) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

                  Matson's Guam Service provides containership freight service between the United States Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established in 1996 by Matson and American President Lines, Ltd. ("APL") to provide freight service between the United States Pacific Coast and Hawaii, Guam, and several Far East ports. In 1998, Matson carried 18,418 containers (compared with 19,122 in 1997) and 3,132 automobiles (compared with 3,595 in 1997) in the Guam Service. Modifications to the strategic alliance were implemented in January 1998 to provide better service and reduce operating costs. The restructured alliance now utilizes six vessels (three Matson vessels and three APL vessels) in a schedule which provides service from the United States Pacific Coast to Guam and Micronesia, continuing through Far East ports, and returning to California.

                  Matson's Pacific Coast Service provides containership freight service between Los Angeles, Oakland, Seattle and Vancouver, Canada. In 1998, Matson carried 34,669 containers (compared with 39,390 in 1997) in the Pacific Coast Service. The Pacific Coast Service benefited in 1998 from a relationship with Canadian National Railway, commenced in August 1997, which enables Matson to provide the railway and its customers with reliable, fixed-day service that reduces overall transit time between western Canada and southern California.

                  Matson's Mid-Pacific Service offers container and conven-tional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

                  See "Rate Regulation" below with respect to Matson's freight rates.

            (2)   VESSELS
						-------

                  Matson's cargo fleet consists of eleven containerships, four combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. These nineteen vessels represent an investment of approximately $850,300,000 expended over the past 29 years. The majority of vessels in the Matson cargo fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act, 1936, as amended.

                  In the second half of 1998, Matson agreed to bareboat charter two container/trailerships in reserve status to Sea Star Line, LLC, a newly-created entity which operates the vessels in the Florida-Puerto Rico trade.
The vessels were refitted to respond to the market requirements in that trade.

                  Matson's fleet units are described in the list on the following page.

                  As a complement to its fleet, Matson owns approximately 16,500 containers, 9,000 container chassis, 590 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 1998 for vessels, equipment and systems totaled approximately $51,100,000.



                                                  MATSON NAVIGATION COMPANY, INC.
                                                  -------------------------------

                                                           FLEET - 3/1/99
                                                           --------------


                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers                Vehicles      Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
               Official Year    Recon-             Speed   Deadweight                   Reefer
Vessel Name     Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered Ships
--------------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --        --
MOKIHANA (2)    655397  1983            860'2"     23.0      30,167    182     0  1,340  408     2,824		--	    --		  --
MAHIMAHI (2)    653424  1982            860'2"     23.0      30,167    182     0  1,340  408     2,824		--	    --		  --
MANOA (2)       651627  1982            860'2"     23.0      30,187    182     0  1,340  408     2,824		--	    --		  --

Steam-Powered Ships
-------------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308     --   458    538  300     1,626      44     --       2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623     --   458    538  300     1,626      --     --       2,600
EL YUNQUE (3)   573223  1976     1990   790'9"     21.5      14,551     48    --    420  120       960     323    112        --
EL MORRO (3)    557149  1974     1990   790'9"     21.5      14,976     48    --    420  120       960     323    110        --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501     --   683    400  329     1,620     450     56       4,300
LURLINE         549900  1973     1982   826'6"     21.5      22,213      6   162    713  292     1,379     220     81       2,100
EWA (4)         530140  1972     1978   787'8"     21.0      38,656    294    --    861  180     2,015		--	    --		  --
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981		--	    --		  --
LIHUE (4)       530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979		--	    --		  --
MANULANI        528400  1970            720'5-1/2" 22.5      27,165     --   537    416  251     1,476      --     --       5,300
MANUKAI (4)     524219  1970            720'5-1/2" 22.5      27,107     --   537    416  251     1,476      --     --       5,300

Tugs and Barges
---------------
WAIALEALE (5)   978516  1991            345'0"      --        5,621     --    --     --   35       --      230     45		  --
ISLANDER (6)    933804  1988            372'0"      --        6,837     --   276     24   70       380      --     --        --
MAUNA LOA (6)   676973  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
HALEAKALA (6)   676972  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
MAOI (7)        618705  1980             75'0"     10.0         --
JOE SEVIER (7)  500799  1965             80'0"     10.0         --
------------------------------------------------------
(1) "Twenty-foot Equivalent Units" (including trailers).  TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL to February 2006.
(3) Formerly Kaimoku and Kainalu.  Bareboat-chartered to Sea Star Line, LLC until 2005 and 2006, respectively.  Cargo-carrying reconfigurations begun in 1998 will include the installation in each ship of tanks having the capacity to carry 252,000 gallons of liquid cargo.
(4) Reserve Status
(5) Roll-on/Roll-off Barge
(6) Container Barge
(7) Tug


            (3)   TERMINALS
						---------

                  Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at the ports of Honolulu, Los Angeles, Oakland and Seattle.

                  Matson Terminals is among the largest container stevedoring and terminal operators on the United States Pacific Coast. A total of 852 vessel calls were served at all Matson Terminals container facilities in 1998. The four terminals operated by Matson Terminals are as follows:


					  Terminal	 Expiration of   	    1998											    Usable
  Terminal		    Size		   Terminal		    Throughput	    Container		 Crane		  Ship
  Location       (acres)		 Lease		  (# containers)   Cranes (#)	  Ownership	  Berths (#)
  --------		  --------	 -------------	  --------------	 ----------	  ---------	  ----------
Honolulu, HI       108        Sept 2016        351,119           7         Matson         3
                                                                           Terminals

Los Angeles, CA     95        Jan 2002         205,844           4         Matson         3
                                                                           Terminals

Oakland, CA         74        Dec 2008         109,727           3         Matson         3
                                                                           Terminals

Seattle, WA         35        Dec 1999          90,835           3         Port of        2
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

                  Capital expenditures for terminals and equipment totaled approximately $8,300,000 in 1998.

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

                  Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, owns two tugboats, which are employed in Hawaiian waters under operating agreements to provide harbor assistance to vessels calling at the islands of Hawaii and Maui.

                  Matson Logistics Solutions, Inc. ("Matson Logistics"), a wholly-owned subsidiary of Matson, was formed in 1998 to provide supply and distribution services to Matson customers, including management of transportation purchases, inventory and on-time deliveries.

            (5)   COMPETITION
						-----------

                  Matson's Hawaii and Guam Services have one major container-ship competitor which serves Long Beach, Oakland, Tacoma, Honolulu and Guam. In an administrative proceeding in 1997, the purpose of which was to determine the historic service levels to which that competitor would be limited as a condition to its participation in the Maritime Security Program, the U.S. Maritime Administration limited the annual capacity which the competitor may offer in the Hawaii trade. The current limit on annual capacity is 162,378 TEUs (see footnote (1) on page 4 for an explanation of "TEU").

                  Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates. In the summer of 1998, a temporary barge service offered competing service for the summer movement of military household goods to and from Hawaii. Competitors in the Pacific Coast Service include truck, rail and ocean carrier services.

                  Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals in Hawaii. This service is attractive to customers because it decreases their overall distribution costs. In order to match better the fleet capacity with existing cargo volume in the Hawaii Service, without a reduction in service quality, in September 1998 Matson reduced the number of vessel arrivals in Honolulu from four per week to three. This reduction still left Matson with 156 Hawaii round-trip voyages per year, 50 percent more than its closest competitor. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing.

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

                  In response to coordinated efforts by various interests over the past several years to convince Congress to repeal the Jones Act, in 1995 Matson joined other businesses and organizations to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between American ports in direct competition with Matson and other U.S. operators which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

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

                  Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Services competes with several larger operators of tugboats in Hawaiian waters. Matson Logistics competes with many larger providers of logistics services and with transportation companies whose services include logistics.


            (6)   LABOR RELATIONS
						---------------

                  The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Matson's operations have not been disrupted significantly by strikes in the past 27 years. However, in 1996 and 1997, labor disruptions at some United States Pacific Coast ports by longshore bargaining units of the International Longshore and Warehouse Union, attributed to dissatisfaction with collective bargaining agreements negotiated in 1996, adversely affected ocean carriers, including Matson, calling at those ports. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

            (7)   RATE REGULATION
						---------------

                  Matson is subject to the jurisdiction of the Surface Transportation Board ("Board"), an agency within the U.S. Department of Transportation, with respect to its domestic rates. The Interstate Commerce Commission Termination Act of 1995 ("Act") establishes a "Zone of Reasonableness," as defined in the Act, within which rate adjustments are deemed reasonable. Rate adjustments outside of the Zone of Reasonableness are subject to investigation and/or suspension by the Board. In December 1998, Matson filed a 2.5 percent across-the-board increase in its Hawaii Service, effective February 14, 1999.

      B.    PROPERTY DEVELOPMENT AND MANAGEMENT

            (1)   GENERAL
						-------

                  The property development and management operations of A&B are conducted by ABHI, a wholly-owned subsidiary headquartered in Honolulu. A&B and its subsidiaries own approximately 93,000 acres of land, consisting of approximately 91,000 acres in Hawaii and approximately 2,000 acres elsewhere, as follows:

            LOCATION                                NO. OF ACRES
				--------										    ------------
            Oahu  ...................................       40
            Maui  ...................................   69,040
            Kauai  ..................................   21,910
            California  .............................    1,957
            Texas  ..................................       64
            Washington  .............................       24
            Arizona  ................................       11
            Nevada  .................................       21
            Colorado  ...............................       10
            Florida  ................................        3
                                                        ------
              TOTAL  ................................   93,080
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

         CURRENT USE                                    NO. OF ACRES
         -----------												  ------------

       HAWAII
     Fully-entitled urban (defined below) ...............    1,190
     Agricultural, pasture and
       miscellaneous ....................................   60,800
     Watershed land/conservation ........................   29,000

       U.S. MAINLAND
     California ranch land...............................    1,900
     Fully-entitled urban ...............................      190
         																	------

	      TOTAL ..........................................   93,080
																				======

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

     - County approval to rezone the property to the precise residential use desired; and,

     - if the parcel is located in the Special Management Area, the granting of a Special Management Area permit by the County.

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, such as the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing, and/or mandatory fee sale of portions of the project.

                  ABHI actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. ABHI designates a parcel as "fully-entitled" or "fully-zoned" when all necessary government land use approvals have been obtained.

                  As described in more detail below, in 1998 work to obtain entitlements for urban use focused on (i) the Kukui'Ula residential development on Kauai, (ii) the proposed master-planned community at Pilot Hill Ranch in California, (iii) obtaining Community Plan designations for various ABHI lands on Maui, and (iv) obtaining State "Urban" designation for two proposed single-family subdivisions on Maui.

                  With regard to item (iii) in the preceding paragraph, ABHI continues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning and development activity over the next decade. ABHI has obtained and continues to seek various urban designations for its undeveloped lands within the following four Community Plans, where most of its Maui lands are located: Pa'ia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan. In March 1998, the Maui County Council adopted the Kihei-Makena Community Plan. The Plan reflected the approval of "Project District" designation for 650 acres in Maalaea as a master-planned residential community, consisting of up to 1,800 homes, a golf course and commercial uses. The County Council previously had adopted the Pa'ia-Haiku and Upcountry Community Plans in 1995 and 1996, respectively. Adoption of the Wailuku-Kahului Community Plan by the County Council is expected in 1999.

            (3)   RESIDENTIAL PROJECTS
						--------------------

                  ABHI is pursuing a number of residential projects in Hawaii and on the U.S. Mainland, in particular:

                  (a)   KUKUI'ULA.  The 1,045-acre Kukui'Ula project was
                        ---------
originally conceived to be a planned residential community on the island of Kauai, comprising up to 3,000 dwelling units, an 18-hole golf course, hotels, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage and certain roadway improvements were completed in 1993. Since 1993, construction of major infrastructure to serve the Kukui'Ula project has been suspended because of weak economic conditions on Kauai.

                  Beginning in late 1997, and continuing throughout 1998, a complete reevaluation of the Kukui'Ula project was undertaken. That work has led to a revised strategy for the project and to subsequent write-downs of costs previously incurred. The revised strategy recognizes that, as a result of Hurricane Iniki and generally weak economic conditions on Kauai, the resi-dential housing market will not provide the level of sales absorption needed to support the planned residential community concept.

                  The revised strategy is to proceed with the development of the residential component of the project on a reduced scale, through a series of individual residential subdivisions designed in accordance with a master development plan. This approach will allow infrastructure requirements to be built on an incremental basis, rather than as a single large project, which would be the case with a planned residential community.

                  The initial increment of this program, a 32-lot residential subdivision known as "Koloa Estates," received tentative subdivision approval from the County of Kauai in December 1997. Construction plans were prepared and approved, and construction began in August 1998. Construction is anticipated to be complete in mid-1999. A public offering statement has been submitted to the State, and is expected to be approved in March 1999. Marketing of the lots will commence upon approval of the public offering statement.

                  The second aspect of the revised strategy is to expedite the resort component of the project. A concept plan for the resort area at Kukui'Ula was completed in early 1998. Based on that plan, a petition was filed with the State Land Use Commission to add 77 acres of land, comprising most of the planned resort, to the State "Urban" district. That petition was approved in June 1998. As a result of that action, 837 acres at Kukui'Ula are classified "Urban" and are available for development, while 208 acres are conditionally designated "Urban," subject to a showing that substantial progress has been made on providing infrastructure to the initial increment.

                  In October 1998, three petitions were submitted to the Kauai County Planning Department to (i) amend the County General Plan, (ii) amend the County Zoning Ordinance, and (iii) amend the County Visitor Destination Area Ordinance to complete the basic entitlements needed to proceed with the resort component of the project. Hearings on these petitions began in early 1999 and final action is anticipated in mid-1999.

                  In 1998, in recognition of the reduced market support for the project, previously-incurred and capitalized development costs of $20,216,000 were written off. These costs were primarily related to the wastewater treatment plant, and recognized that the costs of that plant would not be recoverable through the future cash flows of the plant. For additional information, see Note 4 to A&B's financial statements on page 33 of the 1998 Annual Report, which Note is incorporated herein by reference.

                  (b)   KU'AU BAYVIEW AT PA'IA.  Since the completion and
								----------------------
opening of the model homes in April 1996, 87 homes in this 92-lot single-family subdivision on Maui (92% of the total) have been sold (19 homes in 1998).  As of March 15, 1999, three contracts were in escrow.  The remaining two homes are being marketed actively through brokers.  It is anticipated that the project will be sold out by the end of the second quarter of 1999.

                  (c)   KAHULUI IKENA.  Since the completion of the 102-unit
								-------------
Maui condominium project in June 1995, a total of 82 units have been sold to date (13 units in 1998). As of March 15, 1999, an additional 8 units were in escrow. The remaining 12 units are being marketed through various brokers.

                  (d)   OTHER MAUI SUBDIVISIONS.  Four agricultural
                        -----------------------
subdivisions, which consist of a minimum lot size of two acres per lot, were in various stages of design, development and sale in 1998. At the nine-lot Kauhikoa Hill Ranch subdivision (located in Haiku), six lots were sold in 1998, leaving two lots available for purchase. Site work construction for the 28-lot Haiku Makai subdivision (also located in Haiku) was substantially completed in April 1998. By year-end, 25 lots had been sold at an average sales price of approximately $200,000 per lot, and sales contracts for the remaining three lots were in escrow. The construction plans for the 37-lot Maunaolu sub-division (located in Haliimaile) continue to be processed by the County. Approval of the plans has been delayed due to inadequate availability of water, and final approval will require a potable water source to be secured for the project. The last of the four lots in the 10-acre Ku'au Beach Estates subdivision (located in Pa'ia) was sold last year.

                  In addition, ABHI is seeking entitlements for two single-family subdivisions on Maui: (i) an approximately 200-unit subdivision on 45 acres in Haliimaile, and (ii) an approximately 400-unit subdivision on 110 acres in Spreckelsville, which includes the possible development of nine holes of golf in order to expand the nearby nine-hole Maui Country Club golf course into an 18-hole course. In October 1998, State "Urban" designation was obtained for the Haliimaile project. In December 1998, an application was filed with the County for the re-zoning of the property, the final entitlement required for the project's development. A Petition also was filed in 1998 seeking State "Urban" designation for the Spreckelsville project. The hearing on the Petition was substantially completed in October 1998, and final action is expected in 1999.

                  (e)   PILOT HILL RANCH.  Pilot Hill Ranch, located in El
								----------------
Dorado County, near Sacramento, California, is an 1,800-acre parcel designated in the 1996 El Dorado County General Plan as a planned residential community.
In 1997 and 1998, completion of the entitlement process for the property was pursued through the submission to the County of a Specific Plan and an Environmental Impact Report. In December 1998, the County Board of Supervisors considered the Specific Plan application, but was not able to reach a decision. Action on the application was continued to sometime in 1999. In light of this, several alternatives are being considered, including the sale of the project.

            (4)   COMMERCIAL AND INDUSTRIAL PROPERTIES
						------------------------------------

                  An important source of property revenue is the lease rental income A&B and its subsidiaries receive from nearly 3.6 million leasable square feet of industrial and commercial building space, ground leases on 286 acres for commercial/industrial use, and leases on 11,600 acres for agricultural/ pasture use.

                  (a)   HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                        ---------------------------------------

                  In Hawaii, most of the nearly 839,000 square feet of income-producing commercial and industrial properties owned by A&B and its subsi-diaries are located in the central Kahului/Wailuku area of Maui. They consist primarily of two shopping centers and four office buildings, as well as several improved commercial and industrial properties.

                  The primary Hawaii commercial/industrial properties are as follows:


                                                         LEASABLE AREA
    PROPERTY            LOCATION          TYPE            (SQUARE FT.)
    --------            --------          ----           -------------

Maui Mall              Kahului, Maui   Retail               180,600

Kahului Shopping       Kahului, Maui   Retail               108,500
Center

One Main Plaza         Wailuku, Maui   Office                85,300

Wakea Business         Kahului, Maui   Warehouse/Retail      61,500
Center

Kahului Office         Kahului, Maui   Office                51,700
Building

Kahului Office         Kahului, Maui   Office                29,800
Center

Apex Building          Kahului, Maui   Retail                28,000

Stangenwald Building   Honolulu, Oahu  Office                28,200


                  In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui, Oahu and Kauai, including:

                        (i)   TRIANGLE SQUARE.  Development and marketing
										---------------
efforts are continuing for this 10.6-acre, light industrial zoned, commercial subdivision in Kahului, Maui.  Three lots have been leased, and the 28,000-
square-foot Apex Building is 95% occupied by retail users.  A County Special
Management Area permit was secured in late 1998 to build Tri-Square One
Building, a proposed 15,000-square-foot, multi-tenant retail center on two of the six remaining lots available for ground leases and retail development.

                       (ii)   MAUI BUSINESS PARK.  In 1998, the sale of the
										------------------
final fee interest in the Maui Marketplace site was completed.  Located in the
42-acre initial phase (Phase IA) of the Maui Business Park, Maui Marketplace is
a 300,000-square-foot retail center, owned by a third party, which occupies
20.3 acres of Phase IA's 37.4 salable acres.  Maui Marketplace includes such anchor tenants as Eagle Hardware and Garden, Office Max, Sports Authority and
Border's Books and Music.  In addition, 13 Maui Business Park lots have been sold to various commercial and retail businesses.  There are 19 lots remaining for sale or lease in Phase IA.

                        Steps taken by the State of Hawaii to extend the runway at the nearby Kahului Airport have generated increased interest in the next phase of Maui Business Park, Phase IB. As a result, the planning and design of the onsite improvements for the 34-acre site have been accelerated to meet the anticipated market demand.

                        The entire Maui Business Park development consists of a planned total of 239 acres, and is planned to be developed in four phases. The overall absorption of the property is expected to take 20 years.

                      (iii)   MILL TOWN.  Located in Waipahu, Oahu, near
										---------
Honolulu, this 40-acre parcel of light industrial zoned land was acquired in
November 1998 for $8 million.  All major entitlements had been secured for development of the property, and 80% of the improvements had been completed for the development of the first 17 acres.  This two-phase project consists of 23 subdivided lots ready for sale in the first phase, a three-acre park expansion area, and an additional 20 acres remaining for future subdivision in the second phase.  Construction commenced in November to complete the roadway improvements for the sale of the lots within the first phase.  Sales activities commenced in
December 1998.

                  Overall occupancy for the Hawaii improved commercial and industrial properties owned by A&B and its subsidiaries averaged 68% in 1998, compared with 78% in 1997. The lower occupancy level reflects the addition of new properties having large amounts of untenanted space, the retenanting of a major retail unit, and the continuing weak Hawaii economy. In particular, on Maui, the addition of the large amounts of new retail space which slowed absorption and depressed average rents in 1998 is expected to continue to challenge this market in 1999. A&B is continuing its program to upgrade its Hawaii properties, as demonstrated by the completion in 1998 of major reno-vation to the interior of the Kahului Office Building and the planned repositioning of the Maui Mall in order to complement the addition of a twelve-screen movie theater to the property.

                  (b)   U.S. MAINLAND COMMERCIAL/INDUSTRIAL PROPERTIES
                        ----------------------------------------------

                  On the U.S. Mainland, A&B and its subsidiaries own a port-folio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended ("IRC"), comprising a total of approximately 2.72 million square feet of leasable area, as follows:

                                                            LEASABLE AREA
     PROPERTY             LOCATION            TYPE          (SQUARE FT.)
     --------             --------            ----          -------------

   Great Southwest     Dallas, TX          Industrial         842,900
   Industrial

   Valley Freeway      Kent, WA            Industrial         229,100
   Corporate Park

   Airport Square      Reno, NV            Retail             170,800

   San Pedro Plaza     San Antonio, TX     Office             167,500

   2868 Prospect Park  Sacramento, CA      Office             162,400

   Arbor Park          San Antonio, TX     Retail             140,000

   Moulton Plaza       Laguna Hills, CA    Retail             134,000

   San Jose Avenue     City of             Industrial         126,000
   Warehouse           Industry, CA

   Southbank II        Phoenix, AZ         Office             120,800

   Bainbridge          Bainbridge          Retail             114,600
   Properties          Island, WA

   4225 Roosevelt      Seattle, WA         Office             108,300
   Building

   Village at Indian   Indian Wells, CA    Retail             104,600
   Wells

   2450 Venture Oaks   Sacramento, CA      Office              98,800

   Northwest Business  San Antonio, TX     Service Center/     87,000
   Center                                  Warehouse

   Wilshire Center     Greeley, CO         Retail              46,700

   Market Square       Greeley, CO         Retail              43,300

   Professional        Gainesville, FL     Office              24,200
   Center
   Office Plaza

                                           TOTAL:           2,721,000


                  A&B took advantage of the strong real estate market in California's Silicon Valley area by selling Ridgeview Court, a 246,000-square-foot office/research facility located in Cupertino, CA, in June 1998 for $51.5 million. Proceeds from this sale, together with proceeds from the sale of other Mainland and Hawaii land parcels, were invested in six Mainland properties by way of IRC 1031 and 1033 exchanges. Three of these properties were acquired in San Antonio, TX: San Pedro Plaza, Northwest Business Center, and Arbor Park. The other three acquisitions consisted of two office buildings in Sacramento, CA (2868 Prospect Park and 2450 Venture Oaks), and an office building in Phoenix, AZ (Southbank II), marking A&B's entry into these markets. These office buildings are well positioned to realize the benefits of the above-average population and business growth that is expected to occur in these metropolitan areas over the next several years.

                  A&B's Seattle area properties continued to benefit from the strength of the Pacific Northwest's economy. The 4225 Roosevelt Building and the Valley Freeway Corporate Park warehouse complex maintained 100% occupancy, while demand for retail space on Bainbridge Island, a suburb of Seattle, enabled A&B to construct an 8,400-square-foot retail building next to its existing Island Village shopping center. A&B has listed the 4225 Roosevelt Building for sale, after securing a five-year lease extension for a major tenant occupying 20% of the property.

                  In Texas, A&B sold Woodlands IV and V in October 1998, two service center/warehouse properties that were part of its Great Southwest Industrial portfolio. Proceeds from this sale were reinvested in accordance with IRC Section 1031. The remaining properties in the Great Southwest Industrial portfolio continued to perform well, despite increased competition from new construction. As described above, A&B entered the San Antonio, TX market in 1998 with the purchase of three properties. These properties all maintained occupancy in excess of 90%, reflecting this market's strong demand.

                  In Reno, NV, A&B entered into an agreement with Costco Wholesale Corporation, an anchor store at Airport Square, which enabled Costco Wholesale Corporation to expand its store and thereby enhance this retail shopping center's presence in the Reno market. Despite a large increase in retail space in Reno, Airport Square's excellent location and strong anchor stores enabled achievement of a 99% occupancy rate.

                  The U.S. Mainland leased property portfolio had an average overall occupancy rate of 91%, as compared with 98% for the prior year, due to the vacancy of two large warehouse spaces in City of Industry, CA and Dallas, TX. The City of Industry property is now fully leased.

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

                  HC&S is Hawaii's largest producer of raw sugar, producing 216,188 tons of raw sugar in 1998, or 61% of the raw sugar produced in Hawaii, compared with 198,037 tons of raw sugar in 1997. Total Hawaii sugar pro-duction, in turn, amounted to approximately five percent of total United States sugar production. HC&S harvested 17,210 acres of sugar cane in 1998, compared with 17,005 acres in 1997. Yields averaged 12.7 tons of sugar per acre in 1998, compared with 11.6 tons per acre in 1997, due to changes in farming and factory practices. The average cost per ton of sugar produced at HC&S, including the cost of power production, was $373.89 in 1998, compared with $446.92 in 1997. The decrease in cost per ton is attributable to the nine percent increase in sugar production and to aggressive cost reduction efforts, including personnel reductions, that had been initiated in January 1998. As a by-product of sugar production, HC&S also produced 80,915 tons of molasses in 1998, compared with 77,960 tons in 1997.

                  During 1998, Kauai Coffee had approximately 3,800 acres of coffee trees under cultivation. The harvest of the 1998 coffee crop is expected to yield approximately 4.0 million pounds of green coffee, compared with 4.7 million pounds in 1997. The reduction is attributable to fewer acres harvested, due to pruning and to the natural cyclicality of coffee yields.

                  HC&S and McBryde Sugar Company, Limited ("McBryde"), the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies. HC&S's power is produced by burning bagasse (sugarcane fiber), by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. In 1998, HC&S sold 72,589 megawatt hours ("MWH") of electric power, and McBryde sold 21,975 MWH. Revenue from the sale of electricity depends on the amount of power produced and sold, as well as the average price of fuel. (See "Energy" below.)

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

            (2)   SUGAR REFINING; MARKETING OF SUGAR AND COFFEE
                  ---------------------------------------------

                  Virtually all of the raw sugar produced in Hawaii is pur-chased, refined and marketed by California and Hawaiian Sugar Company, Inc. ("C&H"). C&H processes the raw cane sugar into a full line of refined sugar products for the grocery market, and a full range of industrial refined sugar products for industrial bakers, confectioners and food processors. C&H is the leading sugar brand in the western United States. Marketing of C&H's refined products is conducted by C&H's sales staff and a network of brokers under exclusive representation agreements. The refined products are marketed primarily in the western and central United States.

                  C&H's profit margins declined in 1998 as a result of lower selling prices driven by the large 1997/1998 beet sugar crop. The larger crop created an intense period of price competition among beet processors in late 1997, which affected the performance of C&H in 1998. Consumer sugar sales are seasonal in nature and, as a result, C&H's financial results are expected to be better in the third and fourth quarters of each fiscal year, compared with the first two quarters.

                  C&H has a ten-year supply contract, ending in 2003, with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the three major sugarcane growers in Hawaii (including HC&S), pursuant to which the growers sell their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price becomes a cost to C&H and, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota, and potential changes in international trade programs which might affect the U.S. sugar program. There are no minimum supply guarantees on the part of HS&TC.
During 1998, the supply contract with HS&TC provided approximately 50% of the raw sugar used by C&H.

                  On December 24, 1998, A&B completed the recapitalization and partial sale of approximately 60 percent of the equity interest in C&H to an investor group that included Citicorp Venture Capital, Ltd. The transaction will permit A&B to focus better on its core businesses. Beginning in 1999, the results of A&B's remaining equity investment in C&H will be reported in A&B's financial statements as an investment in an affiliate.

                  At Kauai Coffee, coffee marketing efforts currently are being directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the 1998 coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trademark.

            (3)   COMPETITION AND SUGAR LEGISLATION
                  ---------------------------------

                  Hawaii sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market. C&H's refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition for C&H.

                  The overall U.S. sweetener market continues to grow. In 1998, domestic consumption of caloric sweeteners comprised the following:


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

                  The U.S. Congress historically has sought, through legisla-tion, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legislation for domestic sugar, the Federal Agriculture Improvement and Reform Act (the "1996 Act"), provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar. When the import quota is
1.5 million tons or less, the loans are recourse, meaning the producer is liable for any losses the government incurs in remarketing any sugar forfeited by the producer. When the import quota is greater than 1.5 million tons, the loans are non-recourse, but in the event of forfeiture the producer must pay a one-cent-per-pound penalty for the sugar forfeited to the government. The 1996 Act also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.
                  The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that discourages producers from defaulting on loans. The target price established by the government is known as the market stabilization price and is based on the loan rate plus transportation costs, interest and an incentive factor. The market stabilization price was 21.8 cents per pound in 1988-89 and 21.9 cents per pound in 1990-91. No market stabilization price has been announced since 1990-91. The actual U.S. domestic raw sugar price (measured by the closing price of the quoted spot contract) averaged 22.07 cents per pound in 1998, compared with 21.94 cents per pound in 1997. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York Contract #14 price for domestic raw sugar, is shown below:

[The printed document includes a graph of the prices; the data points for this graph are shown below.]


                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average cents per pound)


                                1996     1997     1998
                                ----     ----     ----


           January              22.39    21.88    22.11

           February             22.58    21.87    21.79

           March                22.57    21.81    21.74

           April                22.59    21.73    22.20

           May                  22.59    21.70    22.28

           June                 22.49    21.63    22.30

           July                 21.80    22.04    22.32

           August               22.35    22.26    22.30

           September            22.38    22.30    22.25

           October              22.36    22.25    22.15

           November             22.12    21.90    22.03

           December             22.10    21.89    21.97


                  Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("NAFTA") alleviated some of the cane refiners' and sugar producers' concerns over NAFTA provisions which could have allowed Mexico to export large quantities of sugar to the U.S. starting in three years. Under the side agreement, if Mexico is projected to be a net surplus producer of sugar, i.e., its production of sugar is expected to exceed its consumption of both sugar and high fructose corn syrup, then it is limited to 25,000 tons of sugar exports, in any form, to the U.S. This export ceiling increases to 250,000 tons of sugar in the year 2000, and is eliminated in the year 2007.

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

                  The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 36,900 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

                  McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,900 acres are used by Kauai Coffee, and the remaining acreage is leased to various agriculture enterprises for cultivation of a variety of crops and for pasturage.

                  Large quantities of water are necessary to grow sugar cane and coffee. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane and coffee. A&B's plantations use a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. Except for 55 acres expected to be converted to drip irriga-tion by June 1999, all of the cultivated cane land owned by HC&S, a total of 34,378 acres, currently is drip irrigated. All of Kauai Coffee's fields are drip irrigated.

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


      D.    EMPLOYEES AND LABOR RELATIONS
				-----------------------------

            As of December 31, 1998, A&B and its subsidiaries had approximately 2,331 regular full-time employees (this figure does not include C&H's regular full-time employees, who numbered 547 as of December 24, 1998, when a majority of the equity interest in C&H was sold). About 1,009 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 1,096 were engaged in ocean trans-portation, 37 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 55% were covered by collective bargaining agreements with unions.

            As of December 31, 1998, Matson and its subsidiaries had approxi-mately 1,096 regular full-time employees, 289 seagoing employees and 339 casual employees. Approximately 37% of the regular full-time employees, all of the seagoing employees and all of the casual employees were covered by collective bargaining agreements. The casual employees are U.S. Pacific Coast longshore workers who are employed through hiring halls and are not full-time employees of either Matson or Matson Terminals.

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

            During 1998, collective bargaining agreements with the American Radio Association, the United Brotherhood of Carpenters and Joiners of America in Oakland, and the ILWU Office Clerical union in Los Angeles were renewed for 2-year, 3-year, and 3-year terms, respectively. Collective bargaining agreements with the ILWU on the U.S. Pacific Coast, ILWU longshore workers in Hawaii, ILWU clerical bargaining units in Honolulu and Oakland, and the three unions representing unlicensed crew members are expected to be renewed in 1999 without service interruption.

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

            Matson contributed during 1998 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii long-shore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 6 to A&B's financial statements on pages 34 and 35 of the 1998 Annual Report, which Note is incorporated herein by reference.

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

            Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. These agreements have been renegotiated and expire January 31, 2000. The collective bargaining agreements covering the three ILWU bargaining units at Kahului Trucking & Storage, Inc. have been renegotiated, with two expiring June 30, 1999 and the third expiring March 31, 2000. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU were renegotiated in 1998 and will expire April 30, 2001. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee has been renegotiated and will expire on December 31, 1999.

            The bargaining unit employees of C&H at Crockett, California are represented by the Sugar Workers Union and the ILWU. Contracts covering these employees have been renegotiated and expire May 31, 2003.

      E.    ENERGY
            ------

            Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 1998, Matson vessels consumed approximately 2.0 million barrels of residual fuel oil, compared with
2.8 million barrels in 1997.

            Residual fuel oil prices paid by Matson started 1998 at $101.50 per metric ton and ended the year at $68.88 per metric ton. A high of $101.50 per metric ton occurred in January, and a low of $55.00 per metric ton occurred in March. Sufficient fuel for Matson's requirements is expected to be available in 1999.

            As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, supple-mental fuel is required to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. No. 6 (heavy) oil and coal are the primary supplemental fuels used by HC&S. Since 1992, when suppliers of oil to HC&S discontinued regular heavy oil shipments as a result of unlimited liability concerns arising from federal and state environmental laws, heavy oil has been provided to HC&S on a space-available basis. In 1998, HC&S produced 203,755 MWH of electric power and sold 72,589 MWH, compared with 228,279 MWH produced and 85,680 MWH sold in 1997.
The reduction in power production was due to the failure of a turbogenerator in 1998. HC&S's oil use decreased to 155,966 barrels in 1998 from the 215,389 barrels used in 1997. Coal use for power generation also decreased, from 50,946 short tons in 1997 to 43,614 short tons in 1998. The decreased use of oil and coal was due primarily to an improvement in the quality (in terms of fuel value) of the bagasse and a decrease in the steam energy requirements for raw sugar production.

            In 1998, McBryde produced 34,400 MWH of hydroelectric power, compared with 34,676 MWH of hydroelectric power produced in 1997. Power sales in 1998 amounted to 21,975 MWH, compared with 23,712 MWH sold in 1997.

            C&H relies primarily on steam to power its Crockett refinery. Natural gas and electricity also are used, to a lesser extent, for refinery operations. C&H obtains its steam from a 240 MW cogeneration plant, located adjacent to its refinery, that was placed into operation by a third party in May 1996. Pursuant to an agreement between C&H and the third party that expires in 2026, C&H purchases the steam at prices that reflect a discount to the prevailing market price for natural gas, thereby reducing C&H's total energy costs. In 1998, C&H purchased 24,833,949 therms of steam from the cogeneration plant, compared with 23,654,519 therms of steam in 1997.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

      In February 1992, Pan Ocean Shipping Co., Ltd. ("Pan Ocean") served on Matson an amended complaint alleging that a Matson vessel negligently dis-charged contaminated ballast water into Los Angeles harbor on January 9, 1991. In that amended complaint, Pan Ocean sought contribution and indemnification for the in-harbor clean-up charges it had incurred as the result of a fuel oil discharge into Los Angeles harbor on January 8, 1991 from a vessel which it owned and operated. In January 1999, the parties settled the matter for an amount covered by insurance.

      On September 14, 1998, Matson was served with a complaint filed with the Surface Transportation Board, alleging that Sea-Land Services, Inc., American President Lines, Ltd. and Matson charged unreasonable rates in the Guam trade from January 1991 to the present. Matson did not enter the trade until February of 1996. Matson has filed an answer to the complaint denying that its rates have been unreasonable, and it intends to defend vigorously against the charges in the complaint.

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


                                    PART II
												-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      This information is contained in the sections captioned "Common Stock" and "Dividends" on the inside back cover of the 1998 Annual Report, which sections are incorporated herein by reference.

      At February 12, 1999, there were 5,088 record holders of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      Information for the years 1988 through 1998 is contained in the comparative table captioned "Eleven-Year Summary of Selected Financial Data" on pages 20 and 21 of the 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

      A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. Additional information regarding the fair values of A&B's assets and liabilities is included in Notes 1, 2, and 5 on pages 31 through 34 of the 1998 Annual Report, which Notes are incorpora-ted herein by reference.

      Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 22 through 25 of the 1998 Annual Report, which section is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of marketable equity securities available for sale, a preferred stock investment in an affiliated company, and an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 2 and 5 on pages 32 through 34 of the 1998 Annual Report, which Notes are incorporated herein by reference. A&B believes that, as of December 31, 1998, its exposure to market risk fluctuations for these financial instruments is not material.

      A&B also is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. A&B does not hedge its interest rate exposure. The nature and amount of A&B's long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors. The following table summarizes A&B's debt obligations at December 31, 1998, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 1998.
A&B estimates that the carrying value of its debt is not materially different from its fair value. The information presented below should be read in conjunction with Note 7 on page 37 of the 1998 Annual Report, which Note is incorporated herein by reference.

                                 Expected Fiscal Year of Maturity
                                 --------------------------------

                   1999     2000     2001    2002    2003    Thereafter    Total
                   ----	    ----	    ----	   ----	  ----	 ----------	   -----
                                      (dollars in thousands)
  												   --------------------

Fixed rate        $30,533  $17,500  $15,000  $7,500  $7,500     $45,000   $123,033

Average interest    7.55%    7.32%    7.26%   7.23%   7.24%       7.27%
rate

Variable rate     $57,000     --       --      --      --      $163,266   $220,266

Average interest     5.5%     --       --      --      --          5.5%
rate


      A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production to HS&TC until 2003. Under that contract, the price paid will fluctuate with the #14 Contract settlement price for domestic raw sugar, less a fixed discount rate. A&B is not exposed to foreign currency exchange rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      This information is contained in the financial statements and accompanying notes on pages 26 through 41 of the 1998 Annual Report, the Independent Auditors' Report on page 18 of the 1998 Annual Report, the Industry Segment Information for the years ended December 31, 1998, 1997 and 1996 appearing on page 19 of the 1998 Annual Report and incorporated into the financial statements by Note 12 thereto, and the section captioned "Quarterly Results (Unaudited)" on page 42 of the 1998 Annual Report, all of which are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      Not applicable.


                                    PART III
												--------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      A.    DIRECTORS
				---------

            For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 through 4 of A&B's proxy statement dated March 8, 1999 ("A&B's 1999 Proxy Statement"), which section is incorporated herein by reference.

      B.    EXECUTIVE OFFICERS OF THE REGISTRANT
				------------------------------------

            The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 1999, and present and prior positions with A&B and business experience for the past five years are given below.

            Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with
Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of A&B's 1999 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" on pages 14 and 15 of A&B's 1999 Proxy Statement, which subsection is incorporated herein by reference.

Meredith J. Ching (42)
----------------------
      Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of ABHI (Government & Community Relations), 10/92-present; first joined A&B or a subsidiary in 1982.

W. Allen Doane (51)
-------------------
      President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Vice Chairman of Matson, 12/98-present; Director of ABHI, 4/97-present; Chief Executive Officer of ABHI, 1/97-present; President of ABHI, 4/95-present; Chief Operating Officer of ABHI, 4/91-12/96; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (62)
-----------------------
      Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

John B. Kelley (53)
-------------------
      Vice President (Investor Relations) of A&B, 1/95-present; Vice President (Corporate Planning & Development, Investor Relations) of A&B, 10/92-12/94; Vice President (Community & Investor Relations) of A&B, 2/91-10/92; Vice President of ABHI, 9/89-present; first joined A&B or a subsidiary in 1979.

Miles B. King (51)
------------------
      Vice President and Chief Administrative Officer of A&B, 4/93-present; Senior Vice President (Industrial Relations) of ABHI, 4/93-1/99; Senior Vice President (Human Resources) of Matson, 10/92-1/99; first joined A&B or a subsidiary in 1992.

Stanley M. Kuriyama (45)
------------------------
      Vice President of A&B, 2/99-present; Executive Vice President of ABHI, 2/99-present; Vice President of ABHI, 1/92-1/99; first joined A&B or a subsidiary in 1992.

Michael J. Marks (60)
---------------------
      Vice President and General Counsel of A&B, 9/80-present; Secretary of A&B, 8/84-1/99; Senior Vice President and General Counsel of ABHI, 4/89-present; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (57)
--------------------------
      Executive Vice President of A&B, 8/98-present; President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-present; first joined Matson in 1965.

Alyson J. Nakamura (33)
-----------------------
      Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/98; Secretary of ABHI, 6/94-present; Attorney, Cades Schutte Fleming & Wright, 10/91-5/94.

Robert J. Pfeiffer (79)
-----------------------
      Chairman of the Boards of A&B, ABHI and Matson, 7/98-present; President and Chief Executive Officer of A&B, 7/98-10/98; Chairman Emeritus of the Boards of A&B, ABHI, and Matson, 4/95-7/98; Chairman of the Boards of A&B (from 1980 until 1995), ABHI (from 1989 until 1995), and Matson (from 1979 until 1995); previously held other executive positions with A&B and Matson; first joined A&B or a subsidiary in 1956.

Glenn R. Rogers (55)
--------------------
      Executive Vice President of A&B, 7/97-present; Vice President of A&B, 4/93-7/97; Chief Financial Officer and Treasurer of A&B, 4/93-present; Senior Vice President, Chief Financial Officer and Treasurer of ABHI, 1/96-present; first joined A&B or a subsidiary in 1975.

Thomas A. Wellman (40)
----------------------
      Controller of A&B, 1/96-present; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-present; Controller of ABHI, 11/91-present; first joined A&B or a subsidiary in 1989.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
      See the section captioned "Executive Compensation" on pages 8 through 15 of A&B's 1999 Proxy Statement, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on pages 6 through 8 of A&B's 1999 Proxy Statement, which section and sub-section are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      See the section titled "Compensation Committee Interlocks and Insider Participation" on pages 17 and 18 of A&B's 1999 Proxy Statement, which section is incorporated herein by reference.


                                    PART IV
												-------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

      A.    FINANCIAL STATEMENTS
				--------------------

            Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (incorporated by reference to the pages of the 1998 Annual Report shown in parentheses below):

          Balance Sheets, December 31, 1998 and 1997
            (pages 28 and 29).
          Statements of Income for the years ended
            December 31, 1998, 1997 and 1996 (page 26).
          Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and
            1996 (page 30).
          Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996 (page 27).
          Notes to Financial Statements (pages 31 through
            41 and page 19 to the extent incorporated by
            Note 12).
          Independent Auditors' Report (page 18).

      B.    FINANCIAL STATEMENT SCHEDULES
            -----------------------------

            Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

              I - Condensed Financial Information of
                  Registrant - Balance Sheets, December 31,
                  1998 and 1997; Statements of Income and
                  Cash Flows for the years ended December 31, 1998, 1997 and 1996; Notes to Condensed Financial Statements.

NOTE: All other schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

      C.    EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K
				-----------------------------------------------

            Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 0-565. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 a page by writing to Alyson J. Nakamura, Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.

3.    Articles of incorporation and bylaws.

     3.a.      Restated Articles of Association of Alexander & Baldwin, Inc.,
     as restated effective May 5, 1986, together with Amendments dated April 28, 1988 and April 26, 1990 (Exhibits 3.a.(iii) and (iv) to A&B's Form 10-Q for the quarter ended March 31, 1990).

     3.b.      Revised Bylaws of Alexander & Baldwin, Inc. (as Amended Effec-
     tive June 25, 1998) (Exhibit 3.c.(i) to A&B's Form 10-Q for the quarter ended June 30, 1998).

4.   Instruments defining rights of security holders, including indentures.

     4.a.     Equity.

     4.a.     Rights Agreement, dated as of June 25, 1998 between Alexander &
     Baldwin, Inc. and ChaseMellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B's Form 8-K dated June 25, 1998).

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

              (ii) First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of December 10, 1997, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii, The Union Bank of California, N.A. and The Bank of New York (Exhibit 4.b(ii) to A&B's Form 10-K for the year ended December 31, 1997).

             (iii) Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of November 30, 1998, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii, The Union Bank of California, N.A. and The Bank of New York.

10.  Material contracts.

     10.a.     (i)  Issuing and Paying Agent Agreement between Matson Naviga-
     tion Company, Inc. and Security Pacific National Trust (New York), with respect to Matson Navigation Company, Inc.'s $150 million commercial paper program dated September 18, 1992 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-Q for the quarter ended September 30, 1992).

              (ii) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, effective as of December 20, 1990 (Exhibit 10.b.(ix) to A&B's Form 10-K for the year ended December 31, 1990).

             (iii) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B's Form 8-K dated June 4, 1993).

              (iv) Amendment dated as of May 20, 1994 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended
     June 30, 1994).

               (v) Amendment dated January 23, 1995 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 (Exhibit 10.a.(xvi) to A&B's Form 10-K for the year ended December 31, 1994).

              (vi) Amendment dated as of June 30, 1995 to the Note Agreements, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended
     June 30, 1995).

             (vii) Amendment dated as of November 29, 1995 to the Note Agreements among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of December 20, 1990 and June 4, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1995).

            (viii) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xx) to A&B's Form 10-Q for the quarter ended September 30,
     1994).

              (ix) Amendment dated August 31, 1994 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank dated December 30, 1993 (Exhibit 10.a.(xxi) to A&B's
     Form 10-Q for the quarter ended September 30, 1994).

               (x) Second Amendment dated March 29, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xxiii) to A&B's Form 10-Q for the quarter ended March 31, 1995).

              (xi) Third Amendment dated November 30, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1996).

             (xii) Fourth Amendment dated November 25, 1996 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 1996).

            (xiii) Fifth Amendment dated November 28, 1997 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xix) to A&B's Form 10-K for the year ended December 31, 1997).

             (xiv) Sixth Amendment dated November 30, 1998 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 10, 1993.

              (xv) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.b.(x) to A&B's Form 10-Q for the quarter ended June 30, 1991).

             (xvi) Amendment dated March 11, 1992 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(vii) to A&B's Form 10-K for the year ended December 31, 1992).

            (xvii) Second Amendment dated as of August 31, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(viii) to A&B's Form 10-K for the year ended December 31, 1993).

           (xviii) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31,
     1992).

             (xix) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(xi) to A&B's Form 10-K for the year ended December 31, 1993).

           (xx)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(a) to A&B's Form 10-Q for the quarter ended June 30, 1995).

           (xx)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(b) to A&B's Form 10-Q for the quarter ended June 30, 1995).

             (xxi) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

            (xxii) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996.

           (xxiii) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

            (xxiv)  Amended and Restated Stock Sale Agree-
     ment, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24,
     1998).

             (xxv) Pro forma financial information relative to the trans-actions (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24,
     1998).

    *10.b.1.   (i)  Alexander & Baldwin, Inc. 1989 Stock Option/ Stock
     Incentive Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended December 31, 1988).

              (ii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1992).

             (iii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of January 27, 1994
     (Exhibit 10.b.1.(iv) to A&B's Form 10-Q for the quarter ended March 31,
     1994).

              (iv) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, effective as of October 27, 1994
     (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31,
     1994).

               (v) Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B's Form 10-K for the year ended December 31, 1988).

              (vi) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1991).

             (vii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1992).

            (viii)  Alexander & Baldwin, Inc. 1998 Stock Option/
     Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

              (ix) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).


_______________

* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

               (x) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

              (xi) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Ex-hibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

             (xii) Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30, 1998).

            (xiii) Amendment, dated as of October 22, 1998, to Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998.

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

             (xvi)  A&B Life Insurance Plan for Outside Directors
     (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31,
     1985).

            (xvii) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

           (xviii) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

             (xix) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

              (xx) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

             (xxi) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

            (xxii) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998.

           (xxiii) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

            (xxiv) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

             (xxv) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

            (xxvi) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

           (xxvii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

          (xxviii) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 22, 1991 (Exhibit 10.c.1.(xxiv) to A&B's Form 10-Q for the quarter ended September 30, 1991).

            (xxix) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31,
     1992).

             (xxx) Alexander & Baldwin, Inc. Three-Year Performance Improve-ment Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31,
     1992).

            (xxxi) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

           (xxxii) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

          (xxxiii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

           (xxxiv) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

            (xxxv) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

           (xxxvi) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

11.  Statement re computation of per share earnings.

13.  Annual report to security holders.

     13.   Alexander & Baldwin, Inc. 1998 Annual Report.

21.  Subsidiaries.

     21.   Alexander & Baldwin, Inc. Subsidiaries as of February 28, 1999.

23. Consent of Deloitte & Touche LLP dated March 26, 1999 (included as last page of A&B's Form 10-K for the year ended December 31, 1998).

27.  Financial data schedule.

     D.    REPORTS ON FORM 8-K
			   -------------------

           A report on Form 8-K, dated December 24, 1998, was filed on January 8, 1999 to report, under Item 2 thereof, the consummation of a recapitalization of California and Hawaiian Sugar Company, Inc. a wholly-owned indirect subsidiary of A&B, in a transaction involving the participation of an investor group that included Citicorp Venture Capital, Ltd.

                                   SIGNATURES
											  ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 26, 1999                By /s/ W. Allen Doane
                                       ---------------------------
                                       W. Allen Doane, President
                                       and Chief Executive Officer
                                       and Director



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                  TITLE                    DATE
	  ---------                  -----                    ----

/s/ W. Allen Doane            President and           March 26, 1999
W. Allen Doane                Chief Executive
                              Officer and
                              Director

/s/ Glenn R. Rogers           Executive               March 26, 1999
Glenn R. Rogers               Vice President,
                              Chief Financial
                              Officer and
                              Treasurer

/s/ Thomas A. Wellman         Controller              March 26, 1999
Thomas A. Wellman


/s/ R. J. Pfeiffer            Chairman of             March 26, 1999
R. J. Pfeiffer                the Board and
                              Director

/s/ Michael J. Chun           Director                March 26, 1999
Michael J. Chun


/s/ John C. Couch             Director                March 26, 1999
John C. Couch


/s/ Leo E. Denlea, Jr.        Director                March 26, 1999
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director                March 26, 1999
Walter A. Dods, Jr.


/s/ Charles G. King           Director                March 26, 1999
Charles G. King


/s/ Carson R. McKissick       Director                March 26, 1999
Carson R. McKissick


/s/ C. Bradley Mulholland     Director                March 26, 1999
C. Bradley Mulholland


/s/ Lynn M. Sedway            Director                March 26, 1999
Lynn M. Sedway


/s/ Maryanna G. Shaw          Director                March 26, 1999
Maryanna G. Shaw


/s/ Charles M. Stockholm      Director                March 26, 1999
Charles M. Stockholm

INDEPENDENT AUDITORS' REPORT

Alexander & Baldwin, Inc.:

We have audited the financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 28, 1999; such financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiaries, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

January 28, 1999


                           ALEXANDER & BALDWIN, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                                 (In thousands)


               	                                          1998         1997
																				----			 ----
ASSETS
Current Assets:
     Cash and cash equivalents                           $     885     $    -
     Income tax receivable                                    -            2,480
     Accounts and notes receivable, net                        220           760
     Prepaid expenses and other                              1,262         1,090
                                                        	---------     ---------
         Total current assets                                2,367         4,330
                                                         ---------	  ---------

Investments:
     Subsidiaries consolidated, at equity                  602,368       619,963
     Other                                                 115,144       101,624
                                                         ---------     ---------
         Total investments                                 717,512       721,587
                                                         ---------     ---------

Property, at Cost                                           94,052        91,873
     Less accumulated depreciation and amortization         11,536        10,629
                                                         ---------     ---------
         Property -- net                                    82,516        81,244
                                                         ---------     ---------

Other Assets                                                   549           701
                                                          --------      --------

         Total                                           $ 802,944     $ 807,862
                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Bank overdraft                                      $    -        $     936
     Accounts payable                                          493           359
     Other                                                   4,730         4,123
                                                         ---------     ---------
         Total current liabilities                           5,223         5,418
                                                         ---------     ---------

Long-term Liabilities                                        7,649         6,355
                                                         ---------     ---------

Due to Subsidiaries                                         35,486        22,306
                                                         ---------     ---------

Deferred Income Taxes                                       59,944        54,195
                                                         ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
     Capital stock                                          36,098        36,769
     Additional capital                                     51,946        49,437
     Unrealized holding gains on securities                 63,329        55,144
     Retained earnings                                     555,820       591,135
     Cost of treasury stock                                (12,551)      (12,897)
                                                         ---------     ---------
         Total shareholders' equity                        694,642       719,588
                                                         ---------     ---------

         Total                                           $ 802,944     $ 807,862
                                                         =========     =========

See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                                                      1998        1997        1996
																		----		   ----		   ----
Revenue:
     Net revenue from goods and services           $  20,708   $  17,784   $  18,449
     Interest, dividends and other                     3,958       4,510       3,961
                                                   ---------   ---------   ---------
        Total revenue                                 24,666      22,294      22,410
                                                   ---------   ---------   ---------

Costs and Expenses:
     Cost of goods and services                       11,390      10,013       4,331
     Selling, general and administrative               9,303       7,055       7,331
     Interest and other                                  774         872       1,019
     Income taxes                                        462         239       3,008
                                                   ---------   ---------   ---------
        Total costs and expenses                      21,929      18,179      15,689
                                                   ---------   ---------   ---------

Income Before Equity in Net Income
     of Subsidiaries Consolidated                      2,737       4,115       6,721

Equity in Net Income of Subsidiaries
     Consolidated                                     22,405      77,272      58,564
                                                   ---------   ---------   ---------

Net Income                                            25,142      81,387      65,285

Unrealized holding gains on securities
     (Net of income taxes of $5,337 in
	  1998, $3,977 in 1997 and $3,961 in
	  1996)                                             8,185       6,939       8,375
                                                   ---------   ---------   ---------
Comprehensive Income                               $  33,327   $  88,326   $  73,660
                                                   =========   =========   =========



See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)


                                                     1998        1997        1996
																	  ----		  ----		  ----
Cash Flows from Operations                			$  9,664  	$ 25,495  	$ (5,892)
                                          			--------   	--------   	--------

Cash Flows from Investing Activities:
   Capital expenditures                     			  (1,437) 	  (4,002) 	    (353)
   Proceeds from sale of investments          			 -     	    -    	  10,182
   Dividends received from subsidiaries   			  40,000      50,000  	  50,000
                                          			--------   	--------	   --------
   Net cash provided by investing activities         38,563      45,998      59,829
                                                   --------	   --------	   --------

Cash Flows from Financing Activities:
   Increase (decrease) in due to subsidiaries        13,180     (18,171)    (13,328)
   Payments of long-term debt            			       -           -           (850)
   Proceeds from issuances of capital stock      	   1,575  	   2,132       1,291
   Repurchases of capital stock         			    (20,838)    (16,585)     (1,250)
   Dividends paid                       			    (40,323)    (39,789)    (39,860)
                                    			      --------   	--------    --------
   Net cash used in financing activities   			 (46,406)    (72,413)    (53,997)
                                                   --------    --------    --------

Cash and Cash Equivalents:
   Net increase (decrease) for the year   			   1,821  	    (920) 	     (60)
   Balance, beginning of year            			       (936)        (16)         44
                                                   --------    --------    --------
   Balance, end of year                   			$    885  	$   (936) 	$    (16)
                                          			========    ========    ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized 	   $    263    $    197    $    152
   Income taxes paid, net of refunds      			  34,672      29,775      26,360

Other Non-cash Information:
   Depreciation                         			      2,396       1,019       2,604


See accompanying notes.


ALEXANDER & BALDWIN, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
---------------------------------------


(a)  ORGANIZATION AND OPERATIONS

Alexander & Baldwin, Inc. is the parent company of A&B-Hawaii, Inc. (ABHI) and Matson Navigation Company, Inc. (Matson). ABHI has principal business operations of Food Products and Property Development and Management. Matson's principal business operation is Ocean Transportation.

On December 24, 1998, ABHI sold a majority of its equity in a subsidiary (California and Hawaiian Sugar Company, Inc. "C&H") to an investor group. ABHI received approximately $45,000,000 in cash, after the repayment of certain C&H indebtedness, $25,000,000 in senior preferred stock, $9,600,000 in junior preferred stock, and retained an approximately 36 percent common stock interest in the recapitalized C&H.

(b)  INVESTMENTS

Subsidiaries consolidated, at equity consisted of ABHI and Matson at December 31, 1998 and 1997.

Investments - other consisted principally of marketable equity securities at December 31, 1998 and 1997.

(c)  LONG-TERM LIABILITIES

At December 31, 1998 and 1997, long-term liabilities of $7,649,000 and $6,355,000, respectively, consisted principally of deferred compensation and executive benefit plans.

(d)  COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

At December 31, 1998, the Company did not have any significant firm commitments.