Form 10-Q
period 1999-03-31
ALEXANDER & BALDWIN INC
filed 1999-05-14
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended MARCH 31, 1999
                                    --------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
March 31, 1999:                                                      43,317,456


                               PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 1999 are presented below.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)


                                                       Three Months Ended
                                                            March 31
                                                       1999          1998
                                                       ----          ----
                                                           (unaudited)
Revenue:
   Net sales, revenue from services and rentals      $191,018      $284,267
   Interest, dividends and other                        6,424         7,140
                                                     --------      --------
      Total revenue                                   197,442       291,407
                                                     --------      --------

Costs and Expenses:
   Costs of goods sold, services and rentals          144,649       237,208
   Selling, general and administrative                 23,125        26,081
   Interest                                             4,527         6,080
   Income taxes                                         9,303         8,264
                                                     --------      --------
      Total costs and expenses                        181,604       277,633
                                                     --------      --------

Income before cumulative effect of change in
   accounting method                                   15,838        13,774

Cumulative effect of change in accounting method
   for insurance-related assessments (net of income
   taxes of $3,481)                                        --        (5,801)
                                                     --------      --------

Net Income                                           $ 15,838      $  7,973
                                                     ========      ========

Basic and Diluted Earnings Per Share                 $   0.36      $   0.18

Dividends Per Share                                  $  0.225      $  0.225

Average Number of Shares Outstanding                   43,559        44,842


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)


                                                  Three Months Ended
                                                       March 31
                                                1999              1998
                                                ----              ----
                                                     (unaudited)
Revenue:
   Ocean Transportation                        $169,195          $178,800
   Property Development and Management:
      Leasing                                    11,587             9,235
      Sales                                       7,932             7,781
   Food Products                                  8,002            94,874
   Other                                            726               717
                                               --------          --------
      Total  Revenue                           $197,442          $291,407
                                               ========          ========

Operating Profit:
   Ocean Transportation                        $ 18,265          $ 17,370
   Property Development and Management:
      Leasing                                     7,622             5,899
      Sales                                       5,540             4,642
   Food Products                                  1,471             2,998
   Other                                            650               678
                                               --------          --------
      Total Operating Profit                   $ 33,548          $ 31,587
                  									  ========          ========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                      MARCH 31     December 31
                                                        1999           1998
                                                      --------     -----------
                                                     (UNAUDITED)
                                     ASSETS
Current Assets:
   Cash and cash equivalents                         $   17,484    $   86,818
   Accounts and notes receivable, net                   119,244       129,808
   Inventories                                           36,868        19,772
   Real estate held for sale                             15,468         8,535
   Deferred income taxes                                 10,844         9,524
   Prepaid expenses and other assets                     10,137         9,407
   Accrued deposits to Capital Construction Fund        (10,000)       (9,070)
                                                     ----------	  ----------
      Total current assets                              200,045       254,794
                                                     ----------	  ----------
Investments                                             146,085       159,068
                                                     ----------	  ----------
Real Estate Developments                                 50,623        57,690
                                                     ----------	  ----------
Property, at cost                                     1,793,957     1,787,424
   Less accumulated depreciation and amortization       853,556       837,704
																	  ----------    ----------
      Property - net                                    940,401       949,720
                                                     ----------    ----------
Capital Construction Fund                               145,068       143,303
                                                     ----------	  ----------
Other Assets                                             51,319        41,065
                                                     ----------	  ----------

      Total                                          $1,533,541    $1,605,640
                                                     ==========    ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                 $   37,339    $   45,533
   Short-term commercial paper borrowings                    --        42,000
   Accounts payable                                      41,364        37,781
   Other                                                 66,975        62,367
                                                     ----------    ----------
      Total current liabilities                         145,678       187,681
                                                     ----------    ----------
Long-term Liabilities:
   Long-term debt                                       245,659       255,766
   Post-retirement benefit obligations                   62,065        61,929
   Other                                                 52,150        52,593
                                                     ----------    ----------
      Total long-term liabilities                       359,874       370,288
                                                     ----------	  ----------
Deferred Income Taxes                                   350,471       353,029
                                                     ----------    ----------
Shareholders' Equity:
   Capital stock                                         35,527        36,098
   Additional capital                                    52,918        51,946
   Unrealized holding gains on securities                54,831        63,329
   Retained earnings                                    546,647       555,820
   Cost of treasury stock                               (12,405)      (12,551)
                                                     ----------	  ----------
      Total shareholders' equity                        677,518       694,642
                                                     ----------	  ----------

      Total                                          $1,533,541    $1,605,640
                                                     ==========    ==========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                             Three Months Ended
                                                                  March 31
                                                             1999          1998
                                                             ----          ----
                                                                (unaudited)
<CAPTION:>
Cash Flows from Operating Activities                       $ 29,250      $ 17,104
                                                           --------      --------

Cash Flows from Investing Activities:
   Capital expenditures                                     (13,412)      (27,838)
   Proceeds from disposal of property,
      investments and other assets                            2,198             2
   Deposits into Capital Construction Fund                   (1,765)           --
   Withdrawals from Capital Construction Fund                   930            --
   Increase in investments, net                                (810)         (468)
                                                           --------      --------
      Net cash used in investing activities                 (12,859)      (28,304)
                                                           --------      --------

Cash Flows from Financing Activities:
   Proceeds from issuances of long-term debt                  5,000        11,500
   Payments of long-term debt                               (18,195)      (10,079)
   Proceeds (payments) on short-term commercial
      paper borrowings, net                                 (47,000)       11,000
   Proceeds from issuances of capital stock                      54           543
   Repurchases of capital stock                             (15,792)       (2,250)
   Dividends paid                                            (9,792)      (10,092)
                                                           --------      --------
      Net cash provided by (used in) financing activities   (85,725)          622
                                                           --------	    --------
Decrease in Cash and Cash
   Equivalents                                             $(69,334)     $(10,578)
                                                           ========      ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized               $  4,446      $  7,103
   Income taxes paid, net of refunds                            962         4,311

Other Non-Cash Information:
   Accrued deposits to Capital Construction Fund, net           930            --
   Depreciation                                              19,630        21,951
   Tax-deferred property sales                                5,768         4,279
   Change in unrealized holding gains                        (8,498)         (789)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 1999 and the condensed statements of income and the condensed statements of cash flows for the three months ended March 31, 1999 and 1998 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) The Company's total non-owner changes in shareholders' equity consist of net income plus unrealized holding gains on securities (comprehensive income). On this basis, comprehensive income for the three months ended March 31, 1999 and 1998 was $7.3 million and $7.2 million, respectively.

(d) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

FIRST QUARTER EVENTS:

OPERATING RESULTS: Net income for the first quarter of 1999 was $15,838,000, or $0.36 per share. Income before the cumulative effect of an accounting change for the comparable period of 1998 was $13,774,000, or $0.31 per share. The accounting change resulted in a one-time, non-cash charge to 1998 first-quarter earnings of $5,801,000, or $0.13 per share. After reflecting that charge, net income in the first quarter of 1998 was $7,973,000, or $0.18 per share.

Revenue in the first quarter of 1999 was $197,442,000, compared with revenue of $291,407,000 in the first quarter of 1998. The sizeable decrease in revenue resulted primarily from the sale in December 1998 of a majority interest in A&B's sugar refining and marketing business.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $363,608,000 at March 31, 1999, a decrease of $1,785,000 from December 31, 1998. This decrease was due primarily to lower cash and receivables, substantially offset by an increase in sugar and coffee inventories and in amounts available under lines of credit. Cash decreased $69,334,000, primarily due to the proceeds from the 1998 sale of the sugar refining business, which were used to repay debt in 1999. The $10,564,000 decrease in receivables was due mostly to the timing of the sugar-harvesting season and to lower revenue at Matson Navigation Company, Inc. (Matson). Amounts available under lines of credit increased $62,500,000, primarily due to an increase in credit facilities. Sugar and coffee inventories increased $16,543,000, primarily due to the timing of the sugar-harvesting season. Accrued deposits to the CCF increased $930,000.

Working capital was $54,367,000 at March 31, 1999, a decrease of $12,746,000 from the amount at the end of 1998. This was due primarily to decreases in cash, short-term debt and receivables, partially offset by increases in sugar and coffee inventories, real estate held for sale and accounts payable.

RESULTS OF SEGMENT OPERATIONS -
FIRST QUARTER 1999 COMPARED WITH THE FIRST QUARTER 1998

OCEAN TRANSPORTATION revenue of $169,195,000 for the first quarter of 1999 was five-percent less than the 1998 first-quarter revenue. However, operating profit increased five percent, to $18,265,000, from $17,370,000 in the first quarter of 1998. The improvement was due primarily to lower operating expenses. Vessel operating expenses were reduced by a fleet schedule change implemented in September 1998, lower fuel prices and the full impact of a revised agreement with American President Lines, Ltd., which commenced in February 1998. Matson's first-quarter 1999 Hawaii service container volume was four-percent lower than in the 1998 first quarter, while Hawaii automobile volume was 10-percent lower.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $11,587,000 for the first quarter of 1999 was 25-percent higher than the first quarter 1998 revenue, and operating profit of $7,622,000 was 29 percent above that of the first quarter of 1998. The increases primarily reflected a one-time buyout of a long-term ground lease and the contribution of new properties added to the portfolio after the 1998 first quarter. First quarter 1999 occupancy levels for Mainland properties averaged 92 percent, versus 96 percent in the first quarter of 1998. The decrease was due primarily to an increase in the number of new, multi-tenant properties in the portfolio. Occupancy levels for Hawaii properties averaged 72 percent in the first quarter of 1999, versus 65 percent in the comparable period of 1998. That increase was due primarily to higher tenancy in retail properties.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $7,932,000 in the first quarter of 1999 was virtually the same as the $7,781,000 recorded in the first quarter of 1998. Sales in the first quarter of 1999 included three business parcels and eight residential properties. Sales activity in the first quarter of 1998 was nearly the same: three business parcels and nine residential properties. However, operating profit from property sales in the first quarter of 1999 was $5,540,000, versus $4,642,000 in the same period in 1998. The 19-
percent increase was due to higher margins in the mix of business parcels sold in 1999's first quarter. Four of the 1999 sales and three of the 1998 sales were completed on a tax-deferred basis.

The mix of property transactions in any year can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sales of undeveloped land and subdivision lots generally provide a greater contribution margin than the sales of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land, which averages approximately $150 per acre. Consequently, historical property sales and the amount of real estate held for sale currently on the balance sheets do not necessarily indicate future profitability trends for this segment. Because the Company sells a significant amount of property on a tax-deferred basis, the proceeds of which must be reinvested in similar property within time periods specified by the Internal Revenue Code, property sales may not necessarily be indicative of cash flows.

FOOD PRODUCTS revenue of $8,002,000 for the first quarter of 1999 was significantly lower than the revenue reported for the comparable period of 1998. Operating profit also decreased from $2,998,000 in the first quarter of 1998 to $1,471,000 in the first quarter of 1999. Both reductions were primarily the direct result of the partial sale of California and Hawaiian Sugar Company, Inc. (C&H).

OTHER MATTERS

C&H RECAPITALIZATION AND PARTIAL SALE: On December 24, 1998, the Company recapitalized and sold a majority of its equity in C&H. The recapitalization and partial sale of C&H allows the Company to focus capital and management attention better on its core businesses. At the same time, C&H, with its new majority owner, is well positioned to pursue new opportunities to grow its business. C&H is included in the consolidated results and in the Food Products Segment of the Company up to the date of sale. Effective December 24, 1998, the Company began accounting for its investment in C&H under the equity method.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first quarter of 1999, the Company sold four parcels of land for $5,768,000. The proceeds from these sales are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information."

SHARE REPURCHASES: During the first quarter of 1999, the Company repurchased 764,000 shares of its common stock for an aggregate of about $15,792,000 (average of $20.67 per share). On March 1, 1999, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of the Company's stock.

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

ECONOMIC CONDITIONS: The outlook for 1999 is for continued weak economic growth for the state of Hawaii. Most published estimates are for about a 1.5% rise in real gross state product. Modest growth in visitor arrivals, totaling about one percent, is the anticipated net result of continued growth in the number of arrivals from the U.S. mainland and of no growth, at best, in eastbound arrivals. Private-sector construction activity continues to be a drag on the economy, with construction industry employment still down and new-construction authorizations remaining at or near a low point. Personal income and price levels are modest positives, with continued low growth expected in the former and declines in the latter. The total number of jobs is not expected to grow, however, on a year-to-year basis, until the year 2000.

YEAR 2000

State of Year 2000 Readiness
----------------------------

In 1995, the Company and its subsidiaries (collectively, the "Company") commenced an evaluation of their computer systems and applications to prepare for the year 2000 ("Y2K"). Following this evaluation, implementation plans for all business segments were prepared and currently are being executed. The Y2K initiative is proceeding with the direction of the Board of Directors, which receives regular progress reports.

The Company's Y2K readiness project addresses risks in the following three primary areas:

1.  the Company's information systems, including hardware and software;
2. the Company's embedded systems, including computers and software that control machinery, telephone systems, and environmental systems; and
3.  third parties with whom the Company does business.

The approach to making the information and embedded systems Y2K ready consists of five phases: awareness, assessment, remediation, testing and installation. The awareness phase consists of investigating the nature of the Y2K problem and educating the Company about the risk. The assessment phase consists of taking an inventory of the Company's computers and software, and determining which are Y2K ready and which require remediation or replacement. The remediation phase consists of fixing or replacing computer software and hardware identified as not 2K ready during the assessment phase. The testing phase involves testing whether the software and hardware will work properly before, on and after December 31, 1999. The installation phase involves placing the Y2K-ready components into production.

Company information systems: Company personnel and outside consultants have assessed the Y2K readiness of the Company's information systems. Certain information systems that were not Y2K ready and which had a significant impact on the Company's operations were identified as mission critical. The awareness and assessment phases are complete. The remediation and testing of those mission critical information systems also are complete. The installation of those mission critical systems, and of all other information systems affected by the Y2K problem, is expected to be complete by August 31, 1999.

Company embedded systems: Company personnel were assisted by outside consultants in assessing the embedded systems in our factories, buildings, ships, shoreside facilities, heavy equipment, etc. The embedded systems with Y2K problems were evaluated in terms of their impact on operations and safety. The remediation, testing and installation of all mission critical embedded systems are complete. A few non-critical embedded systems with minor operational impact and no impact on safety will be replaced before the end of 1999.

Third parties: In 1998, the Company identified and prioritized the third party vendors, customers and associates that could impact Company operations. Those third parties were contacted to assess their Y2K readiness. Additionally, Company employees conducted in-depth assessments, including face-to-face meetings, with third parties having the potential to affect materially the Company. Follow-up contacts will be made during the third quarter of 1999, which is when most third parties have advised the Company that they will be substantially complete with their Y2K projects.

Costs
-----

The implementation plans, which consist of upgrading, modifying, or replacing various systems, are expected to cost approximately $6,000,000 to $8,000,000, including a contingency of $2,000,000. At the end of April 1999, the Company had expended approximately $4,100,000 for this work, of which $3,400,000 was expended in 1998. A total of $1,200,000 is budgeted for 1999, most of which will have been utilized in the first half of 1999. Y2K costs for 1998 represented about eighteen percent of the Company's total information techno-logy budget. The 1999 costs are expected to be about seven percent of the budget. The internal and external costs of the Y2K work are being expensed as incurred, unless a computer system is being replaced for operating reasons as well as Y2K compliance, in which case the costs are being capitalized. Cash generated from operations is funding all of the Y2K costs; however, the Company has ample resources from unused credit facilities, if needed. No major internal systems projects have been delayed as a result of the Y2K work.

Risks
-----

Company information and embedded systems: The Company believes that the Y2K risks associated with the failure of its information and embedded systems will be low, due to its Y2K readiness preparations. However, despite the prepara-tions being taken by the Company to ensure that its information and embedded systems are Y2K ready, there may be risks due to unforeseen circumstances.

Third parties: Failure of third parties may affect materially the Company's operations; however, the seriousness of this risk depends on the nature and duration of the failure. The most serious impact on the Company's operations from third parties would result if basic services, such as telecommunications, electric power, and other basic infrastructure services, were disrupted. Some public disclosure about readiness preparation among third-party suppliers is now available; however, the Company is unable to estimate the likelihood of significant third-party disruptions. The only risk largely under the Company's control is preparing its internal operations for the Y2K.

As such, the most reasonably likely worst case scenario could result from third-party failures, such as temporary short-term disruptions in customer services and product deliveries, temporary billing and collection delays, and temporary delays in payrolls and vendor payments. If the most reasonably likely worst case scenario occurred, it could have a material adverse impact on the Company's results of operations, liquidity and financial condition. Details of the Company's plans for dealing with potential problems will be included in its contingency plans.

Contingency Plans
-----------------

The Company's approach to Y2K contingency planning is to complement disaster plans that already are in effect for the Company. The disaster plans provide operating procedures for unanticipated outages of electricity, communications or other essential services, such as those disruptions which might occur due to a hurricane or tsunami. The Y2K contingency plans will address Y2K-specific issues that are not covered in the existing disaster plans.

The contingency plans will detail procedures and strategies for each business unit for dealing with potential problems before, on and after December 31, 1999. These preparations include ensuring that adequate levels of essential fuel, materials and supplies are available, and completing certain critical administrative procedures before the end of 1999.

Y2K contingency plans will be completed by June 30, 1999. They will be reviewed and refined through the end of 1999, as appropriate.

Summary
-------

Although there can be no absolute assurance that the Company will be successful in identifying and avoiding all possible problems, the Company continues to identify and address potential negative consequences which may result from not being Y2K ready. In particular, there can be no assurance that the Company will not be affected adversely by the failure of a vendor, customer, or other third party to address the Y2K issue adequately. However, in the context of the uncertainties inherent in dealing with the Y2K issue, the Company believes, based on available information, that the impact of the Y2K issue and its associated costs will not have a material impact on the results of operations, liquidity and financial condition. This disclosure is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-K, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (5) dependence on third-party suppliers; (6) fuel prices; (7) labor relations; (8) the ability to locate and correct or replace, on a timely basis, all relevant computer codes prior to the year 2000; and (9) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to
Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1998. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1998.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)  Exhibits
           --------

           10.  Material contracts.

                10.b.1.(xxxvii) Agreement between Alexander & Baldwin, Inc. and Miles B. King, dated February 24, 1999.

           11.  Statement re computation of per share earnings.

           27.  Financial Data Schedule.

      (b)  Reports on Form 8-K
           -------------------

                No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES
            				     ----------

      Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ALEXANDER & BALDWIN, INC.
                                  -------------------------
                                        (Registrant)


Date:  May 14, 1999                  /s/ Glenn R. Rogers
                                  -------------------------
                                        Glenn R. Rogers
                                 Executive Vice President and
                                   Chief Financial Officer


Date:  May 14, 1999                 /s/ Thomas A. Wellman
                                  -------------------------
                                        Thomas A. Wellman
                                           Controller

                                 EXHIBIT INDEX
                                 -------------

10.  Material contracts.

     10.b.1.(xxxvii) Agreement between Alexander & Baldwin, Inc. and Miles B. King, dated as of February 24, 1999.

11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.