Form 10-Q
period 1999-06-30
ALEXANDER & BALDWIN INC
filed 1999-08-13
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended JUNE 30, 1999
                                    -------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
June 30, 1999:                                                      43,319,759



                               PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 1999 are presented below with comparative figures from the 1998 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                    Three Months Ended       Six Months Ended
                                         June 30                  June 30
                                     1999        1998         1999        1998
                                     ----        ----         ----        ----
                                        (unaudited)              (unaudited)

Revenue:
    Net sales, revenue from
      services and rentals         $258,729   $361,502     $449,794     $645,769
    Interest, dividends and
      other                           5,114      4,323       11,491       11,463
                                   --------   --------     --------     --------
        Total revenue               263,843    365,825      461,285      657,232
                                   --------   --------     --------     --------

Costs and Expenses:
    Costs of goods sold,
      services and rentals          198,834    301,953      343,483      539,161
    Selling, general and
      administrative                 23,739     27,229       46,864       53,310
    Interest                          4,369      6,293        8,896       12,373
    Income taxes                     13,652     11,380       22,955       19,644
                                   --------   --------     --------     --------
        Total costs and expenses    240,594    346,855      422,198      624,488
                                   --------   --------     --------     --------

Income before cumulative effect
  of change in accounting method     23,249     18,970       39,087       32,744

Cumulative effect of change in
  accounting method for
  insurance-related assessments
  (net of income taxes of
  $3,481)                              --         --           --         (5,801)
                                   --------   --------     --------     --------
Net Income                         $ 23,249   $ 18,970     $ 39,087     $ 26,943
                                   ========   ========     ========     ========


Basic and Diluted Earnings Per
  Share                            $   0.54   $   0.42     $   0.90     $   0.60

Dividends Per Share                $  0.225   $  0.225     $  0.450     $  0.450

Average Numbers of Shares
  Outstanding                        43,318     44,869       43,438       44,855


                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)

                                    Three Months Ended       Six Months Ended
                                         June 30                  June 30
                                    1999        1998         1999         1998
                                    ----        ----         ----         ----
                                       (unaudited)              (unaudited)

Revenue:
    Ocean Transportation           $ 187,836   $ 182,124    $ 357,031    $ 360,924
    Property Development and
      Management:
        Leasing                       10,833       9,198       22,420       18,433
        Sales                         27,179      60,792       35,111       68,573
    Food Products                     37,269     112,994       45,271      207,868
    Other                                726         717        1,452        1,434
                                   ---------   ---------    ---------    ---------
        Total                      $ 263,843   $ 365,825    $ 461,285    $ 657,232
                                   =========   =========    =========    =========

Operating Profit:(1)
    Ocean Transportation           $  25,318   $  16,787    $  43,583    $  34,157
    Property Development and
      Management:
        Leasing                        6,394       5,589       14,016       11,488
        Sales                          9,949      13,994       15,489       18,636
    Food Products                      2,019       3,047        3,490        6,045
    Other                                690         685        1,340        1,363
                                   ---------   ---------    ---------    ---------
        Total                      $  44,370   $  40,102    $  77,918    $  71,689
                                   =========   =========    =========    =========



(1)Before interest expense, corporate expenses and income taxes




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                   JUNE 30         December 31
                                                     1999              1998
                                                     ----              ----
                                                 (UNAUDITED)        (audited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                    $    9,006        $   86,818
    Accounts and notes receivable, net              134,687           129,808
    Inventories                                      27,331            19,772
    Real estate held for sale                        11,817             8,535
    Deferred income taxes                            10,817             9,524
    Prepaid expenses and other assets                 8,474             9,407
    Accrued deposits to Capital Construction
      Fund                                          (10,881)           (9,070)
                                                 ----------        ----------
        Total current assets                        191,251           254,794
                                                 ----------        ----------
Investments                                         137,230           159,068
                                                 ----------        ----------
Real Estate Developments                             58,414            57,690
                                                 ----------        ----------
Property, at cost                                 1,787,446         1,787,424
    Less accumulated depreciation and
      amortization                                  865,546           837,704
                                                 ----------        ----------
        Property - net                              921,900           949,720
                                                 ----------        ----------
Capital Construction Fund                           143,648           143,303
                                                 ----------        ----------
Other Assets                                         76,877            41,065
                                                 ----------        ----------

        Total                                    $1,529,320        $1,605,640
                                                 ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of
      long-term debt                             $   34,103        $   45,533
    Short-term commercial paper borrowing             --               42,000
    Accounts payable                                 39,772            37,781
    Other                                            71,344            62,367
                                                 ----------        ----------
        Total current liabilities                   145,219           187,681
                                                 ----------        ----------
Long-term Liabilities:
    Long-term debt                                  241,791           255,766
    Post-retirement benefit obligations              62,061            61,929
    Other                                            53,198            52,593
                                                 ----------        ----------
        Total long-term liabilities                 357,050           370,288
                                                 ----------        ----------
Deferred Income Taxes                               350,958           353,029
                                                 ----------        ----------
Shareholders' Equity:
    Capital stock                                    35,529            36,098
    Additional capital                               52,968            51,946
    Unrealized holding gains on securities           49,599            63,329
    Retained earnings                               550,402           555,820
    Cost of treasury stock                          (12,405)          (12,551)
                                                 ----------        ----------
        Total shareholders' equity                  676,093           694,642
                                                 ----------        ----------

        Total                                    $1,529,320        $1,605,640
                                                 ==========        ==========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        Six Months Ended
                                                            June 30
                                                     1999              1998
                                                     ----              ----
                                                          (unaudited)

Cash Flows from Operating Activities              $   49,235        $   24,745
                                                  ----------        ----------

Cash Flows from Investing Activities:
    Capital expenditures                             (27,854)          (48,991)
    Proceeds from disposal of property,
      investments and other assets                     2,856             3,323
    Deposits into Capital Construction Fund           (4,702)            --
    Withdrawals from Capital Construction Fund         6,168             --
    Net increase in investments                         (808)             (466)
                                                  ----------        ----------
        Net cash used in investing activities        (24,340)          (46,134)
                                                  ----------        ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt          5,000            15,000
    Payments of long-term debt                       (67,430)          (24,150)
    Proceeds (payments) of short-term
      borrowings, net                                 (5,000)           47,000
    Proceeds from issuances of capital stock              54               853
    Repurchases of capital stock                     (15,792)           (2,250)
    Dividends paid                                   (19,539)          (20,187)
                                                  ----------        ----------
        Net cash provided by (used in)
          financing activities                      (102,707)           16,266
                                                  ----------        ----------

Net Decrease in Cash and Cash Equivalents         $  (77,812)       $   (5,123)
                                                  ==========        ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized     $    6,497        $   13,317
    Income taxes paid, net of refunds                 14,832            16,997

Other Non-Cash Information:
    Accrued deposits to Capital Construction
      Fund, net                                        1,811             --
    Depreciation                                      38,973            44,344
    Tax-deferred property sales                       30,813            64,597
    Tax-deferred property purchases                    5,308            36,141
    Change in unrealized holding gains               (13,730)           (4,525)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of June 30, 1999, the condensed statements of income for the three months and six months ended June 30, 1999 and 1998, and the condensed statements of cash flows for the six months ended June 30, 1999 and 1998 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction and various tax credits.

(c) The Company's total non-owner changes in shareholders' equity consist of net income plus unrealized holding gains on securities (comprehensive income). On this basis, comprehensive income for the three months ended June 30, 1999 and 1998 was $18 million and $15 million, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $25 million and $22 million, respectively.

(d) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

SECOND QUARTER EVENTS:

OPERATING RESULTS: Net income for the second quarter of 1999 was $23,249,000, or $0.54 per share. Net income for the comparable period of 1998 was $18,970,000, or $0.42 per share. Revenue in the second quarter of 1999 was $263,843,000, compared with revenue of $365,825,000 in the second quarter of 1998. The significant decrease in revenue resulted primarily from the sale, in December 1998, of Alexander & Baldwin, Inc.'s (A&B's) majority interest in California and Hawaiian Sugar Company, Inc. (C&H).

Net income for the first half of 1999 was $39,087,000, or $0.90 per share, versus $26,943,000, or $0.60 per share, in the comparable 1998 period. Net income in the first half of 1998 included a charge of $5,801,000, or $0.13 per share, to reflect the cumulative effect of an accounting change. Revenue in the first half of 1999 was $461,285,000, compared with $657,232,000 in the first half of 1998. The significant decrease in revenue in the first half also resulted primarily from the sale of A&B's majority interest in C&H.

In the second quarter of 1999, A&B's consolidated operating profit was $44,370,000, 11-percent higher than the $40,102,000 operating profit in the second quarter of 1998. For the first half, operating profit was $77,918,000, an increase of nine percent versus $71,689,000 in the first half of 1998. In both the second quarter and first half of 1999, ocean transportation and property leasing results improved, but property sales and the food products segment results were lower.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $353,574,000 at June 30, 1999, a decrease of $11,819,000 from December 31, 1998. This net reduction was due primarily to a decrease in cash, partially offset by an increase in amounts available under lines of credit, in sugar and coffee inventories and in receivables. In addition, there was an increase in accrued deposits to the CCF, which also contributed to the net reduction. Cash and cash equivalents decreased by $77,812,000, due primarily to the proceeds from the 1998 sale of C&H, which were used to repay debt in 1999. Amounts available under lines of credit increased $56,500,000, due primarily to the addition of a new credit facility. Sugar and coffee inventories increased $6,425,000, due principally to the timing of the sugar-harvesting season. Receivables increased $4,879,000, primarily the result of an advance to a joint venture.

Working capital was $46,032,000 at June 30, 1999, a decrease of $21,081,000 from the amount at the end of 1998. This net reduction was due primarily to a decrease in cash and an increase in accounts payable, partially offset by a decrease in current portion of debt and an increase in inventories.


RESULTS OF SEGMENT OPERATIONS -
SECOND QUARTER 1999 COMPARED WITH THE SECOND QUARTER 1998

OCEAN TRANSPORTATION revenue of $187,836,000 for the second quarter of 1999 was three-percent higher than the 1998 second quarter revenue. Operating profit of $25,318,000 for the second quarter of 1999 was 51-percent higher than $16,787,000 in the second quarter of 1998. The improvement was due primarily to higher cargo volume and lower costs. Matson's second-quarter 1999 Hawaii service container volume was eight-percent higher than in the 1998 second quarter and automobile volume was 32-percent higher. Cargo was higher, in part, due to competitive gains in automobiles and household goods and to shipments in advance of the expiration of the West Coast longshore contract on July 1. Lower costs were attributable primarily to a reduction in the number of ships serving Hawaii, from a total of eight to six, for most of the second quarter of 1999.

Container terminals on the U.S. West Coast suffered a variety of slowdowns and other reductions in productivity, subsequent to the expiration of the longshore contract. A settlement was announced on July 16, subject to approval by employers and of union members.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $10,833,000 for the second quarter of 1999 was 18-percent higher than the second quarter 1998 revenue, and operating profit of $6,394,000 was 14-percent higher than in the comparable 1998 period. The increase was due primarily to the contribution of new properties added to the portfolio during the latter part of 1998.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue for the second quarter of 1999 was $27,179,000, compared with $60,792,000 in sales recorded in the second quarter of 1998. In the second quarter of 1999, operating profit from property sales was a strong $9,949,000, but still it was $4,045,000 less than the unusually high $13,994,000 recorded in the second quarter of 1998. Sales in the second quarter of 1999 included the sale of a 109,000 square foot office and research facility in Seattle, Washington. This sale contributed $10,800,000 to operating profit. Other 1999 second-quarter sales included one business parcel and three residential properties. Sales in the second quarter of 1998 included the sales of an R&D and office complex and a 14-acre parcel in Maui Business Park (MBP), plus one other business parcel and five residential properties.
The proceeds from one of the second quarter 1999 sales and three of the second quarter 1998 sales are expected to be reinvested on a tax-deferred basis.

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

FOOD PRODUCTS revenue of $37,269,000 for the second quarter of 1999 was significantly lower than the revenue reported for the comparable period of 1998. Second quarter 1999 operating profit of $2,019,000 also decreased from $3,047,000 in the second quarter of 1998. Both reductions were primarily the direct result of the partial sale of C&H.

RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS 1999 COMPARED WITH THE FIRST SIX MONTHS OF 1998

OCEAN TRANSPORTATION revenue of $357,031,000 for the first half of 1999 was one-percent lower than in the first half of 1998. However, first half 1999 operating profit of $43,583,000 increased $9,426,000, or 28 percent, from $34,157,000 in the first half of 1998. Competitive gains in cargo volume and lower operating costs also were the primary reasons for this improvement. For the first half of 1999, Matson's Hawaii service container volume was two-percent higher than in the 1998 first half and its automobile volume was 12-percent higher.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $22,420,000 for the first half of 1999 was 22-percent higher than the results in the comparable 1998 period. First half 1999 operating profit of $14,016,000 was also 22-percent higher than in the first half of 1998. The first half of 1999 also benefited from changes in the property portfolio occurring in the latter part of 1998, in addition to the one-time buyout of a long-term ground lease occurring in the first quarter of 1999. Although year-to-date 1999 occupancy levels for Mainland properties averaged 93 percent, the same as in the first half of 1998, occupancy levels for Hawaii properties averaged 73 percent, versus 66 percent in the comparable period of 1998.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $35,111,000 in the first half of 1999 compared with $68,573,000 recorded in the first half of 1998. Operating profit of $15,489,000 from property sales in the first half of 1999 was $3,147,000 lower than $18,636,000 in the first half of 1998. The two large sales in the 1998 second quarter were the primary reasons for the decrease. Sales in the first half of 1999 included the previously mentioned sales of a Seattle property, plus five business parcels and 11 residential properties. Among the first half 1998 sales were the R&D and office complex and the 14-acre parcel in MBP, plus five other business parcels and 14 residential properties. The proceeds from four of the 1999 sales and seven of the 1998 sales are expected to be reinvested on a tax-deferred basis.

FOOD PRODUCTS revenue of $45,271,000 in the first half of 1999 was significantly lower than the revenue reported for the comparable period of 1998. Operating profit of $3,490,000 in the first half of 1999 also decreased from $6,045,000 in the first half of 1998. Again, both reductions were primarily the result of the 1998 sale of C&H.

OTHER MATTERS

C&H RECAPITALIZATION AND PARTIAL SALE: On December 24, 1998, the Company recapitalized and sold a majority of its equity in C&H. C&H is included in the consolidated results and in the Food Products Segment of the Company up to the date of sale. Effective December 24, 1998, the Company began accounting for its investment in C&H under the equity method.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first half of 1999, the Company sold four parcels of land for $30,813,000 (net reinvestment proceeds). The proceeds from these sales are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information." During the first half of 1999, the Company reinvested proceeds of $5,308,000 on a tax-deferred basis.

SHARE REPURCHASES: During the first half of 1999, the Company repurchased 764,000 shares of its common stock for an aggregate of about $15,792,000 (average of $20.67 per share). On March 1, 1999, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares of the Company's stock.

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

ECONOMIC CONDITIONS: At mid-1999, the outlook for 1999 and 2000 is for slow, but steady, economic growth for the state of Hawaii. Most published estimates for these periods are for growth in real gross state product ranging from one to two percent. Modest growth in visitor arrivals, totaling about one percent, is anticipated, the net result of continued growth in the number of arrivals from the U. S. mainland, offset, or nearly so, by declines in eastbound arrivals. Private-sector construction activity appears to have stabilized at a low level, with construction industry employment steady in recent months, but authorizations for new construction remain low. Growth in personal income and non-existent inflation continue to be modestly positive factors. The total number of jobs still is not expected to grow until the year 2000.

YEAR 2000

State of Year 2000 Readiness
----------------------------

Five years ago, the Company and its subsidiaries (collectively, the "Company") commenced an evaluation of their computer systems and applications to prepare for the year 2000 ("Y2K"). Following this evaluation, implementation plans for all business segments were prepared and currently are being executed. The Y2K initiative is proceeding with the direction of the Board of Directors, which receives regular progress reports.

The Company's Y2K readiness project addresses risks in the following three primary areas:

1.  the Company's information systems, including hardware and software;
2. the Company's embedded systems, including computers and software that control machinery, telephone systems, and environmental systems; and
3. third parties with whom the Company does business or otherwise has an association.

The approach to making the information and embedded systems Y2K ready consists of five phases: awareness, assessment, remediation, testing and installation. The awareness phase consists of investigating the nature of the Y2K problem and educating the Company about the risk. The assessment phase consists of taking an inventory of the Company's computers and software, and determining which are Y2K ready and which require remediation or replacement. The remediation phase consists of fixing or replacing computer software and hardware identified as not Y2K ready during the assessment phase. The testing phase involves testing whether the software and hardware will work properly before, on and after December 31, 1999. The installation phase involves placing the Y2K-ready components into production.

Company information systems: Company personnel and outside consultants have assessed the Y2K readiness of the Company's information systems. Certain information systems that were not Y2K ready and which had a significant impact on the Company's operations were identified as mission critical. The awareness and assessment phases are complete. The remediation and testing of those mission critical information systems also are complete. The installation of Y2K-ready components for those mission critical systems, and for all other information systems affected by the Y2K problem, is expected to be complete by August 31, 1999.

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

Costs
-----

The implementation plans, which consist of upgrading, modifying, or replacing various systems, are expected to cost approximately $6,000,000 to $8,000,000, including a contingency of $2,000,000. At the end of July 1999, the Company had expended approximately $4,921,000 for this work, of which $3,400,000 was expended in 1998. A total of $1,200,000 is budgeted for 1999, most of which was utilized in the first half of 1999. Y2K costs for 1998 represented about eighteen percent of the Company's total information technology budget. The 1999 costs are expected to be about seven percent of the budget. The internal and external costs of the Y2K work are being expensed as incurred, unless a computer system is being replaced for operating reasons as well as Y2K compliance, in which case the costs are being capitalized. Cash generated from operations is funding all of the Y2K costs; however, the Company has ample resources from unused credit facilities, if needed. No major internal systems projects have been delayed as a result of the Y2K work.

Risks
-----

Company information and embedded systems: The Company believes that the Y2K risks associated with the failure of its information and embedded systems will be low, due to its Y2K readiness preparations. However, despite the preparations being taken by the Company to ensure that its information and embedded systems are Y2K ready, there may be risks due to unforeseen circumstances.

Third parties: Failure of third parties to be Y2K ready may affect materially the Company's operations; however, the seriousness of this risk depends on the nature and duration of the failure. The most serious impact on the Company's operations from third parties would result if basic services, such as telecommunications, electric power, and other basic infrastructure services, were disrupted. Despite some public disclosure from third-party suppliers about their readiness preparation, and despite the Company's own assessments and inquiries, the Company cannot accurately estimate the likelihood of significant third-party disruptions. The only risk largely under the Company's control is preparing its internal operations for the Y2K.

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

Y2K contingency plans are substantially complete. They will be reviewed and refined through the end of 1999, as appropriate.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1998. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1998.

                          PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
---------------------------

      Reference is made to the description of the Surface Transportation Board case under Item 3, "Legal Proceedings," in Part I of A&B's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

      Matson, Sea-Land Services, Inc. ("Sea-Land") and American President Lines, Ltd. ("APL") filed a joint motion to dismiss the complaint on February 16, 1999. The Government of Guam filed an answer to the motion on April 1, 1999. On April 15, 1999, Matson, Sea-Land and APL filed a reply brief. The Government of Guam filed a surreply on April 22, 1999.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      At the Annual Meeting of Shareholders of the Company held on April 22, 1999, the Company's shareholders voted in favor of: (i) the election of twelve directors to the Company's Board of Directors, and (ii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

  (i)  Election of Directors                 For           Withheld
                                             ---           --------

       Michael J. Chun                     39,870,900       514,484
       John C. Couch                       39,545,017       840,366
       Leo E. Denlea, Jr.                  39,883,431       501,953
       W. Allen Doane                      39,873,819       511,564
       Walter A. Dods, Jr.                 39,876,286       509,097
       Charles G. King                     39,882,619       502,765
       Carson R. McKissick                 39,884,381       501,002
       C. Bradley Mulholland               39,884,159       501,225
       Robert J. Pfeiffer                  39,847,602       537,781
       Lynn M. Sedway                      39,870,120       515,264
       Maryanna G. Shaw                    39,880,002       505,382
       Charles M. Stockholm                39,881,077       504,307


 (ii)  Election of Auditors        For        Against      Abstain
                                   ---        -------      -------

                               40,151,970      80,871      151,192

There were no broker non-votes at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

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



                                  ALEXANDER & BALDWIN, INC.
                                  -------------------------
                                        (Registrant)


Date:  August 13, 1999              /s/ Glenn R. Rogers
                                  -------------------------
                                        Glenn R. Rogers
                                 Executive Vice President and
                                   Chief Financial Officer


Date:  August 13, 1999              /s/ Thomas A. Wellman
                                  -------------------------
                                        Thomas A. Wellman
                                           Controller

                                 EXHIBIT INDEX
                                 -------------


11.  Statement re computation of per share earnings.

27.  Financial Data Schedule.