Form 10-Q
period 1999-09-30
ALEXANDER & BALDWIN INC
filed 1999-11-12
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1999
                                    ------------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
September 30, 1999:                                                43,123,536

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 1999 are presented below with comparative figures from the 1998 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                   Three Months Ended        Nine Months Ended
                                      September 30             September 30
                                    1999         1998         1999         1998
                                    ----         ----         ----         ----
                                       (unaudited)               (unaudited)

Revenue:
  Net sales, revenue from
    services and rentals          $ 240,690    $ 322,204    $ 690,484    $ 967,973
  Interest, dividends and other       4,214        4,158       15,705       15,621
                                  ---------    ---------    ---------    ---------
    Total revenue                   244,904      326,362      706,189      983,594
                                  ---------    ---------    ---------    ---------

Costs and Expenses:
  Costs of goods sold,
    services and rentals            192,440      271,563      535,923      810,724
  Selling, general and
    administrative                   20,836       26,520       67,700       79,830
  Interest                            4,209        6,229       13,105       18,602
  Income taxes                        8,943        8,270       31,898       27,914
                                  ---------    ---------    ---------    ---------
    Total costs and expenses        226,428      312,582      648,626      937,070
                                  ---------    ---------    ---------    ---------

Income before cumulative
  effective of change
  in accounting method               18,476       13,780       57,563       46,524
Cumulative effect of change in
  accounting method for
  insurance-related assessments
  (net of income taxes of $3,481       -            -            -          (5,801)
                                  ---------    ---------    ---------    ---------
Net Income                        $  18,476    $  13,780    $  57,563    $  40,723
                                  =========    =========    =========    =========

Basic Earnings Per Share          $    0.43    $    0.31    $    1.33    $    0.91

Diluted Earnings Per Share        $    0.43    $    0.31    $    1.33    $    0.91

Dividends Per Share               $   0.225    $   0.225    $   0.675    $   0.675

Average Numbers of Shares            43,223       44,842       43,366       44,851
  Outstanding



                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)

                                   Three Months Ended        Nine Months Ended
                                       September 30             September 30
                                    1999         1998         1999         1998
                                    ----         ----         ----         ----
                                       (unaudited)               (unaudited)

Revenue:
  Ocean Transportation            $ 185,529    $ 180,202    $ 542,560    $ 541,126
  Property Development and
  Management:
    Leasing                          10,852        9,576       33,272       28,009
    Sales                             7,985        6,246       43,096       74,819
  Food Products                      39,812      129,620       85,083      337,488
  Other                                 726          718        2,178        2,152
                                  ---------    ---------    ---------    ---------
    Total                         $ 244,904    $ 326,362    $ 706,189    $ 983,594
                                  =========    =========    =========    =========


Operating Profit:(1)
  Ocean Transportation            $  21,896    $  16,200    $  65,479    $  50,357
  Property Development and
  Management:
    Leasing                           6,562        5,786       20,578       17,274
    Sales                             1,590        1,633       17,079       20,269
  Food Products                       4,828        7,557        8,318       13,602
  Other                                 693          642        2,033        2,005
                                  ---------    ---------    ---------    ---------
    Total                         $  35,569    $  31,818    $ 113,487    $ 103,507
                                  =========    =========    =========    =========



(1)Before interest expense, corporate expenses and income taxes


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                               SEPTEMBER 30       December 31
                                                  1999                1998
                                                  ----                ----
                                                (UNAUDITED)        (audited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                    $    3,787        $   86,818
    Accounts and notes receivable, net              127,072           129,808
    Inventories                                      16,959            19,772
    Real estate held for sale                        13,556             8,535
    Deferred income taxes                            11,170             9,524
    Prepaid expenses and other assets                13,023             9,407
    Accrued deposits to Capital Construction
      Fund                                           (1,173)           (9,070)
                                                 ----------        ----------
        Total current assets                        184,394           254,794
                                                 ----------        ----------
Investments                                         163,742           159,068
                                                 ----------        ----------
Real Estate Developments                             56,047            57,690
                                                 ----------        ----------
Property, at cost                                 1,746,015         1,787,424
    Less accumulated depreciation and
    amortization                                    818,989           837,704
                                                 ----------        ----------
        Property - net                              927,026           949,720
                                                 ----------        ----------
Capital Construction Fund                           145,664           143,303
                                                 ----------        ----------
Other Assets                                         60,399            41,065
                                                 ----------        ----------

        Total                                    $1,537,272        $1,605,640
                                                 ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
    Notes payable and current portion of
      long-term debt                             $   20,824        $   45,533
    Short-term commercial paper borrowing              -               42,000
    Accounts payable                                 53,794            37,781
    Other                                            80,551            62,367
                                                 ----------        ----------
        Total current liabilities                   155,169           187,681
                                                 ----------        ----------
Long-term Liabilities:
    Long-term debt                                  230,790           255,766
    Post-retirement benefit obligations              61,711            61,929
    Other                                            47,444            52,593
                                                 ----------        ----------
        Total long-term liabilities                 339,945           370,288
                                                 ----------        ----------
Deferred Income Taxes                               349,488           353,029
                                                 ----------        ----------
Shareholders' Equity:
    Capital stock                                    35,382            36,098
    Additional capital                               53,075            51,946
    Unrealized holding gains on securities           52,499            63,329
    Retained earnings                               564,119           555,820
    Cost of treasury stock                          (12,405)          (12,551)
                                                 ----------        ----------
        Total shareholders' equity                  692,670           694,642
                                                 ----------        ----------

        Total                                    $1,537,272        $1,605,640
                                                 ==========        ==========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Nine Months Ended
                                                          September 30
                                                     1999              1998
                                                     ----              ----
                                                          (unaudited)

Cash Flows from Operating Activities              $  112,852        $   60,198
                                                  ----------        ----------

Cash Flows from Investing Activities:
    Capital expenditures                             (41,375)          (73,083)
    Proceeds from disposal of property,
      investments and other assets                     3,097             3,620
    Deposits into Capital Construction Fund          (16,818)          (10,000)
    Withdrawals from Capital Construction Fund         6,560             7,200
    Increase in investments                           (5,704)             (600)
    Reduction in investments                            -                  136
                                                  ----------        ----------
        Net cash used in investing activities        (54,240)          (72,727)
                                                  ----------        ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt         20,000            15,000
    Payments of long-term debt                       (54,709)          (43,750)
    Proceeds (payments) from short-term
      borrowings, net                                (57,000)           63,000
    Proceeds from issuances of capital stock              54             1,575
    Repurchases of capital stock                     (20,724)           (6,662)
    Dividends paid                                   (29,264)          (30,291)
                                                  ----------        ----------
        Net cash used in financing activities       (141,643)           (1,128)
                                                  ----------        ----------

Net Decrease in Cash and Cash Equivalents         $  (83,031)       $  (13,657)
                                                  ==========        ==========
Other Cash Flow Information:
    Interest paid, net of amounts capitalized     $   13,426        $   20,052
    Income taxes paid, net of refunds                 22,926            24,006

Other Non-Cash Information:
    Net accrued deposits to (withdrawals
      from) Capital Construction Fund, net            (7,897)          (10,000)
    Depreciation                                      56,647            67,077
    Tax-deferred property sales                       34,883            64,349
    Tax-deferred property purchases                   32,798            57,053
    Change in unrealized holding gains               (10,829)          (12,532)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of September 30, 1999, the condensed statements of income for the three months and nine months ended September 30, 1999 and 1998, and the condensed statements of cash flows for the nine months ended September 30, 1999 and 1998 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and a reduction of income taxes due to the settlement of prior years' IRS audit issues.

(c) The Company's total non-owner changes in shareholders' equity consist of net income plus unrealized holding gains on securities (comprehensive income). On this basis, comprehensive income for the three months ended September 30, 1999 and 1998 was $21 million and $6 million, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $47 million and $28 million, respectively.

(d) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

THIRD QUARTER EVENTS:

OPERATING RESULTS: Net income for the third quarter of 1999 was $18,476,000, or $0.43 per share. Net income for the comparable period of 1998 was $13,780,000, or $0.31 per share. Revenue for the third quarter of 1999 was $244,904,000, compared with revenue of $326,362,000 in the third quarter of 1998. The significant decrease in revenue resulted primarily from the December 1998 sale of the Company's majority interest in California and Hawaiian Sugar Company, Inc. (C&H).

Net income for the first nine months of 1999 was $57,563,000, or $1.33 per share, versus $40,723,000, or $0.91 per share, in the first nine months of 1998. Net income in 1998 included a charge of $5,801,000, or $0.13 per share, to reflect the cumulative effect of an accounting change. Revenue for the first nine months of 1999 was $706,189,000, compared with revenue of $983,594,000 in the first nine months of 1998. The significant decrease in revenue in the first nine months of 1999 also resulted primarily from the sale of the Company's majority interest in C&H.

In the third quarter of 1999, A&B's consolidated operating profit was $35,569,000, about 12 percent above the $31,818,000 in the third quarter of 1998. For the first nine months of 1999, operating profit was $113,487,000, versus $103,507,000 in the first nine months of 1998, an increase of about ten percent.

The comparisons for the quarters and the nine-month period both benefited from improved results in ocean transportation and property leasing, partially offset by lower results in food products and property sales. In both time periods, interest expense was lower, reflecting lower debt and lower interest rates.
Net proceeds from the year-end 1998 sale of C&H was the primary reason for the reduction in outstanding debt. A lower tax rate in the most recent quarter, which is projected to continue for the remainder of 1999, reflects a favorable resolution of prior years' tax obligations.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $361,234,000 at September 30, 1999, a decrease of $4,159,000 from December 31, 1998. This net reduction was due primarily to a decrease in cash, receivables, and sugar and coffee inventories, partially offset by an increase in amounts available under lines of credit and a decrease in accrued deposits to the CCF. Cash and cash equivalents decreased by $83,031,000, due primarily to the use of proceeds from the 1998 sale of C&H to repay debt in 1999. Amounts available under lines of credit increased $74,998,000, due to the addition of a new credit facility and a reduction of outstanding debt.

Working capital was $29,225,000 at September 30, 1999, a decrease of $37,888,000 from the amount at the end of 1998. This net reduction was due primarily to a decrease in cash and an increase in accounts payable, partially offset by a decrease in notes payable and the current portion of debt.

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 1999 COMPARED WITH THE THIRD QUARTER 1998

OCEAN TRANSPORTATION revenue of $185,529,000 for the third quarter of 1999 was three-percent higher than the 1998 third-quarter revenue. Operating profit of $21,896,000 increased $5,696,000, or 35 percent, from the unusually low $16,200,000 operating profit recorded in the third quarter of 1998. The increase was due primarily to higher revenue in the Hawaii service, the result of competitive gains in the carriage of automobiles and the absence of a barge competitor that adversely affected Matson Navigation Company, Inc.'s (Matson) 1998 results. Third quarter 1999 Hawaii service container volume was seven-percent higher than in the 1998 third quarter, and automobile volume was 54-percent higher.

The labor agreements between the maritime industry employers and the International Longshore and Warehouse Union (ILWU) on the West Coast and in Hawaii expired on July 1, 1999. A new three-year agreement was concluded between the Pacific Maritime Association, representing the maritime industry employers on the West Coast, and the ILWU on July 15, 1999. In Hawaii, a tentative three-year agreement was reached with the ILWU on October 24, 1999 and is expected to be ratified by the union membership. The new agreements provide for increases in base wages, skill-rate differentials and pension and welfare benefits.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $10,852,000 and operating profit of $6,562,000 for the third quarter of 1999 were 13-percent higher than in the third quarter of 1998. These increases were due primarily to contributions from newly acquired properties and to improved occupancy rates.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $7,985,000 for the third quarter of 1999 was 28-percent higher than the $6,246,000 recorded in the third quarter of 1998. However, operating profit from property sales this quarter was $1,590,000, three-percent lower than in the comparable period of 1998. Sales in the third quarter of 1999 included the sale of 1,800 acres of undeveloped land northeast of Sacramento, Calif., four lots for light industrial development and seven residential properties. Sales in the third quarter of 1998 included 30 residential properties in several developments on the island of Maui.

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

FOOD PRODUCTS revenue of $39,812,000 for the third quarter of 1999 was significantly lower than the revenue reported for the comparable period of 1998. Operating profit of $4,828,000 for the third quarter of 1999 decreased 36 percent, from $7,557,000 in the same period in 1998. The decrease was due primarily to the sale of the Company's majority interest in C&H, and lower coffee results, offset, in part, by better results from raw sugar production. Because of currently depressed coffee prices, the Company continues to pursue cost reduction measures in the coffee business.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 1999 COMPARED WITH THE FIRST NINE MONTHS OF 1998

OCEAN TRANSPORTATION revenue of $542,560,000, for the first nine months of 1999, was virtually the same as in the comparable 1998 period; however, operating profit of $65,479,000 increased 30 percent. This increase was due to the same reasons cited for the third quarter increase. Matson's Hawaii service container volume in the first nine months of 1999 was four-percent higher than in the first nine months of 1998, and automobile volume was 23-percent higher.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $33,272,000, for the first nine months of 1999, was 19-percent higher than the $28,009,000 in the first nine months of 1998. Property leasing operating profit of $20,578,000 for the first nine months of 1999 was also 19-percent higher than in the first nine months of 1998. These increases were due to the same reasons cited for the third quarter increases. The 1999 nine-month results also benefited from a one-time buyout of a long-term ground lease in the first quarter. Year-to-date 1999 occupancy levels for Mainland properties averaged 94 percent, versus 92 percent in the first nine months of 1998. Year-to-date 1999 occupancy levels for Hawaii properties averaged 78 percent, versus 68 percent in the comparable period of 1998.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $43,096,000 for the first nine months of 1999, compared with $74,819,000 in sales recorded in the first nine months of 1998. In the first nine months of 1999, operating profit from property sales was $17,079,000. This was $3,190,000 less than the $20,269,000 in the first nine months of 1998. The differences were due to the number and the mix of sales in each period. Sales in the first nine months of 1999 included a 109,000 square foot office and research facility, 1,800 acres of undeveloped land, four lots for light industrial development, five business parcels, and 18 residential properties. Sales in the first nine months of 1998 included a large R&D and office complex, the Company's remaining interest in a 14-acre parcel at Maui Business Park, one business parcel and 44 residential properties.

FOOD PRODUCTS revenue of $85,083,000, for the first nine months of 1999, was significantly lower than the revenue reported for the comparable period of 1998. For the first nine months of 1999, operating profit of $8,318,000 was 39-percent lower than the $13,602,000 earned in the same period last year. These decreases were due to the same reasons cited for the third quarter declines.

OTHER MATTERS

CORPORATE ORGANIZATION: The Company intends to merge its wholly-owned subsidiary, A&B-Hawaii, Inc., into the Company by December 31, 1999.
This will have no adverse impacts on operations or consolidated assets and obligations.

C&H RECAPITALIZATION AND PARTIAL SALE: On December 24, 1998, the Company recapitalized and sold a majority of its equity in C&H. C&H was included in the consolidated results and in the Food Products Segment of the Company up to the date of sale. Effective December 24, 1998, the Company began accounting for its investment in C&H under the equity method.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first nine months of 1999, the Company sold five parcels of land for $34,883,000. The proceeds from these sales are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information." During the first nine months of 1999, the Company reinvested proceeds of $32,798,000 on a tax-deferred basis. The reinvested proceeds are also reported under Other Non-Cash Information in the Statements of Cash Flows.

SHARE REPURCHASES: Through November 5, 1999, the Company repurchased 1,264,500 shares of its common stock this year for an aggregate of about $27,774,000 (average of $21.96 per share). The Company is authorized to repurchase about 2,142,000 additional shares through December 31, 2000.

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

ECONOMIC CONDITIONS: In the fall of 1999, the economic outlook for the State of Hawaii is improving, but the anticipated rate of growth remains modest, nonetheless. The State of Hawaii's Department of Business, Economic Development & Tourism (DBEDT) recently published a new index of leading economic indicators, a measure intended to anticipate economic change five to 10 months ahead. Through July, the most up-to-date figure available, this index was higher for the fourth consecutive month; it was at an absolute high for the last seven years; and it has risen in eight of the past 10 months. Taking this and other measures into account, DBEDT raised its projections for growth in real gross state product (RGSP) for the years 1999 to 2002 by 0.5%, 0.6%, 0.9% and 1.0%, respectively. Even so, the outlook for RGSP growth remains at about two percent annually in all four of those years. The external factors cited in raising the projections were the strength of the U.S. Mainland economy, and improvement in the Asian economies and the value of the yen. Rising growth in visitor arrivals is anticipated, with the projection for growth in 2000 now at two percent. This is the net result of continued growth in the number of arrivals from the U.S. Mainland, offset, in part, by a diminishing rate of decrease in eastbound arrivals.

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

The approach to making the information and embedded systems Y2K ready consists of five phases: awareness, assessment, remediation, testing and installation. The awareness phase consists of investigating the nature of the Y2K problem and educating the Company about the risk. The assessment phase consists of taking an inventory of the Company's computers and software, and determining which are Y2K ready and which require remediation or replacement. The remediation phase consists of fixing or replacing computer software and hardware identified as not Y2K ready during the assessment phase. The testing phase involves testing whether the software and hardware will work properly before, on and after December 31, 1999. The installation phase involves placing the Y2K-ready replacement components into production.

Company information systems: Company personnel and outside consultants have assessed the Y2K readiness of the Company's information systems. Certain information systems that were not Y2K ready and which had a significant impact on the Company's operations were identified as mission critical and were addressed first. All five phases are complete for all of the Company's systems.

Company embedded systems: Company personnel were assisted by outside consultants in assessing the embedded systems in our factories, buildings, ships, shoreside facilities, heavy equipment, etc. The embedded systems with Y2K problems were evaluated in terms of their impact on operations and safety. The remediation, testing and replacement (where required) of all known embedded systems are complete.

Third parties: In 1998, the Company identified and prioritized the third party vendors, customers and associates that could impact Company operations. Those third parties were contacted to assess their Y2K readiness. In particular, Company employees conducted in-depth assessments, including face-to-face meetings, with third parties having the potential to affect the Company materially. Follow-up contacts continue to be made during the fourth quarter of 1999. To date, based on these contacts, it appears there are no known Y2K issues with these third parties that would affect the Company materially.

Costs
-----

The implementation plans, which consist of upgrading, modifying, or replacing various systems, are expected to cost approximately $6,000,000 to $8,000,000, including a contingency of $2,000,000. At the end of September 1999, the Company had expended approximately $5,423,000 for this work, of which $3,400,000 was expended in 1998. Y2K costs for 1998 represented about eighteen percent of the Company's total information technology budget. The 1999 costs are expected to be about seven percent of the budget. The internal and external costs of the Y2K work are being expensed as incurred, unless a computer system is being replaced for operating reasons as well as Y2K compliance, in which case the costs are being capitalized. Cash generated from operations is funding all of the Y2K costs; however, the Company has ample resources from unused credit facilities, if needed. No major internal systems projects have been delayed as a result of the Y2K work.

Risks
-----

Company information and embedded systems: The Company believes that the Y2K risks associated with the failure of its information and embedded systems will be low, due to its Y2K readiness preparations. However, despite the preparations being taken by the Company to ensure that its information and embedded systems are Y2K ready, there may be risks due to unforeseen circumstances.

Third parties: Failure of third parties to be Y2K ready may affect the Company's operations materially; however, the seriousness of this risk depends on the nature and duration of the failure. The most serious impact on the Company's operations from third parties would result if basic services, such as telecommunications, electric power, and other basic infrastructure services, were disrupted. Despite some public disclosures from third-party suppliers about their readiness preparation, and despite the Company's own assessments and inquiries, the Company cannot accurately estimate the likelihood of significant third-party disruptions. The only risk largely under the Company's control is preparing its internal operations for the Y2K.

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

Contingency Plans
-----------------

The Company's approach to Y2K contingency planning is to complement disaster plans that already are in effect for the Company. The disaster plans provide operating procedures for unanticipated outages of electricity, communications or other essential services, such as those disruptions which might occur due to a hurricane or tsunami. The Y2K contingency plans also address Y2K-specific issues that are not covered in the existing disaster plans.

The contingency plans detail procedures and strategies for each business unit for dealing with potential problems before, on and after December 31, 1999. These preparations include ensuring that adequate levels of essential fuel, materials and supplies are available, completing certain critical administrative procedures before the end of 1999, and establishing command and control centers at strategic locations.

Contingency plans principally focus on mission critical operations and support services aimed at maintaining the safety of employees and minimizing the impact of service interruptions to customers. The Y2K contingency plans are complete, but they will continue to be refined and tested through the end of 1999.

Summary
-------

Although there can be no absolute assurance that the Company will be successful in identifying and avoiding all possible problems, the Company believes that its systems are currently Y2K ready. However, there can be no assurance that the Company will not be affected adversely by the failure of a vendor, customer, or other third party to address the Y2K issue adequately.
In the context of the uncertainties inherent in dealing with the Y2K issue, the Company believes, based on available information, that the impact of the Y2K issue and its associated costs will not have a material impact on the results of operations, liquidity and financial condition. This disclosure is a Year 2000 Readiness Disclosure, pursuant to the Year 2000 Information and Readiness Disclosure Act.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-K, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (5) dependence on third-party suppliers; (6) fuel prices; (7) labor relations;
(8) environmental matters; (9) the ability to locate and correct or replace, on a timely basis, all relevant computer codes prior to the year 2000; and
(10) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1998. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 1998.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

	(a)	Exhibits
         --------

          10.  Material contracts.

               10.b.1.(xxxviii) Agreement between Alexander & Baldwin, Inc. and John C. Couch, dated August 10, 1999.

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



                                  ALEXANDER & BALDWIN, INC.
                                  -------------------------
                                        (Registrant)


Date:  November 11, 1999            /s/ Glenn R. Rogers
                                  -------------------------
                                        Glenn R. Rogers
                                 Executive Vice President and
                                   Chief Financial Officer


Date:  November 11, 1999            /s/ Thomas A. Wellman
                                  -------------------------
                                        Thomas A. Wellman
                                           Controller

                                  EXHIBIT INDEX
                                  -------------

10.	Material contracts.

      10.b.1.(xxxviii) Agreement between Alexander & Baldwin, Inc. and John C. Couch, dated August 10, 1999.

11.	Statement re computation of per share earnings.

27.	Financial Data Schedule.