Form 10-K
period 1999-12-31
ALEXANDER & BALDWIN INC
filed 2000-03-27
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
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

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 14, 2000:
                                   42,349,971

 AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AT FEBRUARY 14, 2000:
                                 $756,734,966


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF REGISTRANT'S PROXY STATEMENT DATED MARCH 6, 2000 (PART III OF FORM 10-K).
   PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED
             DECEMBER 31, 1999 (PARTS I, II AND IV OF FORM 10-K).

                               TABLE OF CONTENTS

                                     PART I
                                                                    Page

Items 1. & 2.  Business and Properties ..............................  1

    A.   Ocean Transportation .......................................  2
         (1)   Freight Services .....................................  2
         (2)   Vessels ..............................................  3
         (3)   Terminals ............................................  3
         (4)   Other Services .......................................  5
         (5)   Competition ..........................................  5
         (6)   Labor Relations ......................................  7
         (7)   Rate Regulation ......................................  7

    B.   Property Development and Management ........................  7
         (1)   General ..............................................  7
         (2)   Planning and Zoning ..................................  8
         (3)   Residential Projects .................................  9
         (4)   Commercial and Industrial Properties ................. 11

    C.   Food Products .............................................. 15
         (1)   Production ........................................... 15
         (2)   Sugar Refining; Marketing of Sugar
               and Coffee ........................................... 17
         (3)   Competition and Sugar Legislation .................... 17
         (4)   Properties and Water ................................. 20

    D.   Employees and Labor Relations .............................. 21

    E.   Energy ..................................................... 22

Item 3.  Legal Proceedings .......................................... 23

Item 4.  Submission of Matters to a Vote of
         Security Holders ........................................... 23


                                    PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters ................................ 24

Item 6.  Selected Financial Data .................................... 24

Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations ................................................. 24

Item 7A. Quantitative and Qualitative Disclosures
         About Market Risk .......................................... 25

Item 8.   Financial Statements and Supplementary Data ............... 26

Item 9.   Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure ................................................ 26


                                    PART III

Item 10.  Directors and Executive Officers of
          the Registrant ............................................ 26

     A.   Directors    .............................................. 26

     B.   Executive Officers of the Registrant ...................... 27

Item 11.  Executive Compensation .................................... 28

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ..................................... 28

Item 13.  Certain Relationships and Related
          Transactions  ............................................. 29


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K ................................... 29

     A.   Financial Statements ...................................... 29

     B.   Financial Statement Schedules ............................. 29

     C.   Exhibits Required by Item 601 of
         Regulation S-K ............................................. 30

     D.   Reports on Form 8-K ....................................... 38

Signatures    ....................................................... 39

Independent Auditors' Report ........................................ 41

Schedule I    ....................................................... 42

Independent Auditors' Consent ....................................... 46

[Page numbers reference printed version of Form 10-K.]

                           ALEXANDER & BALDWIN, INC.
                           -------------------------

                                   FORM 10-K
                                   ---------

                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 1999


                                     PART I
                                     ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
---------------------------------------

      Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations and related shoreside operations of A&B are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson"), and several Matson subsidiaries, all of which are headquartered in San Francisco. Real property and food products operations are conducted by A&B and certain other wholly-owned subsidiaries of A&B.

      The industry segments of A&B are as follows:

      A.  Ocean Transportation - carrying freight, primarily between various
          --------------------
          United States Pacific Coast ports, major Hawaii ports and Guam; chartering vessels to third parties; providing terminal, stevedoring, tugboat and container equipment maintenance services in Hawaii; arranging intermodal transportation in North America; and providing supply and distribution services.

      B.  Property Development and Management - developing real property; sell-
          -----------------------------------
          ing residential properties; and managing, leasing, selling and purchasing commercial/industrial properties, all in Hawaii and on the U.S. Mainland.

      C.  Food Products - growing sugar cane and coffee in Hawaii; producing
          -------------
          raw sugar, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; and generating and selling electricity.

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 1999, see "Industry Segment Information" on page 23 of the Alexander & Baldwin, Inc. 1999 Annual Report to Shareholders ("1999 Annual Report"), which information is incorporated herein by reference.

DESCRIPTION OF BUSINESS AND PROPERTIES

      A.    OCEAN TRANSPORTATION
            --------------------

            (1)   FREIGHT SERVICES
                  ----------------

                  Matson's Hawaii Service offers containership freight services between the ports of Los Angeles, Oakland, Seattle, and the major ports in Hawaii, which are located on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii. Container cargo also is received at and delivered to Portland, Oregon, and moved overland between Portland and Seattle at no extra charge.

                  Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 1999, a fiscal year which for Matson consisted of 53 weeks, Matson carried 151,215 containers (compared with 143,431 in 1998, which consisted of 52 weeks) and 101,095 motor vehicles (compared with 73,717 in 1998) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodi-ties, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

                  Matson's Guam Service provides containership freight service between the United States Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established in 1996 by Matson and American President Lines, Ltd. ("APL") to provide freight service between the United States Pacific Coast and Hawaii, Guam, and several Far East ports. In 1999, Matson carried 17,614 containers (compared with 18,418 in 1998) and 2,215 automobiles (compared with 3,132 in 1998) in the Guam Service. The alliance currently utilizes five vessels (three Matson vessels and two APL vessels) in a schedule which provides service from the United States Pacific Coast to Guam and Micronesia, continuing through Far East ports, and returning to California.

                  Matson's Pacific Coast Service provides containership freight service between Los Angeles, Oakland, Seattle and Vancouver, Canada. In 1999, Matson carried 33,626 containers (compared with 34,669 in 1998) in the Pacific Coast Service.

                  Matson's Mid-Pacific Service offers container and conven-tional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

                  See "Rate Regulation" below with respect to Matson's freight rates.

            (2)   VESSELS
                  -------

                  Matson's cargo fleet consists of eleven containerships, four combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. Currently, three containerships are time-chartered to APL in connection with the Pacific Alliance Service, and two container/trailerships are bareboat-chartered to Sea Star Line, LLC, which operates the vessels in the Florida-Puerto Rico trade. These nineteen vessels represent an investment of approximately $860,360,000 expended over the past 30 years. The majority of vessels in the Matson cargo fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act, 1936, as amended.

                  Matson's fleet units are described on the list on the following page.

                  As a complement to its fleet, Matson owns approximately 16,500 containers, 9,000 container chassis, 590 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 1999 for vessels, equipment and systems totaled approximately $18,300,000.

            (3)   TERMINALS
                  ---------

                  Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 108-acre marine terminal in Honolulu. Matson Terminals owns and operates 7 cranes at the terminal, which handled 373,048 containers in 1999 (compared with 351,119 in 1998), and can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs until September 2016.

                  In July 1999, Matson and Stevedoring Services of America ("SSA") formed SSA Terminals, LLC ("SSAT"), a venture which assumed responsi-bility for terminal and stevedoring operations at Matson Terminals' West Coast terminal facilities in Los Angeles, Oakland and Seattle and at SSA's West Coast facilities in Long Beach, Oakland and Seattle. Matson Terminals and SSA each contributed the operating assets of their respective terminals to SSAT, and SSAT assumed the stevedoring and terminal service contracts and underlying lease obligations at those locations. In return, Matson and SSA received ownership interests in SSAT in proportion to their respective contributions.

                  Capital expenditures for terminals and equipment totaled approximately $1,000,000 in 1999.



                                                  MATSON NAVIGATION COMPANY, INC.
                                                  -------------------------------

                                                           FLEET - 3/1/00
                                                           --------------


                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers                Vehicles      Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
               Official Year    Recon-             Speed   Deadweight                   Reefer
Vessel Name     Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered Ships
--------------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --          --
MOKIHANA (2)    655397  1983            860'2"     23.0      30,167    182     0  1,340  408     2,824      --     --		  --
MAHIMAHI (2)    653424  1982            860'2"     23.0      30,167    182     0  1,340  408     2,824	   --	--          --
MANOA (2)       651627  1982            860'2"     23.0      30,187    182     0  1,340  408     2,824	   --	--          --

Steam-Powered Ships
-------------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308     --   458    538  300     1,626      44     --       2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623     --   458    538  300     1,626      --     --       2,600
EL YUNQUE (3)   573223  1976     1990   790'9"     21.5      14,551     48    --    420  120       960     323    112          --
EL MORRO (3)    557149  1974     1990   790'9"     21.5      14,976     48    --    420  120       960     323    110          --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501     16   128    771  285     1,712     450     56       4,300
LURLINE         549900  1973     1982   826'6"     21.5      22,213      6   162    713  292     1,379     220     81       2,100
EWA (4)         530140  1972     1978   787'8"     21.0      38,656    294    --    861  180     2,015	   --	--		  --
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981	   --	--		  --
LIHUE (4)       530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979	   --	--		  --
MANULANI        528400  1970            720'5-1/2" 22.5      27,165     --   537    416  251     1,476      --     --       5,300
MANUKAI (4)     524219  1970            720'5-1/2" 22.5      27,107     --   537    416  251     1,476      --     --       5,300

Tugs and Barges
---------------
WAIALEALE (5)   978516  1991            345'0"      --        5,621     --    --     --   35       --      230     45		  --
ISLANDER (6)    933804  1988            372'0"      --        6,837     --   276     24   70       380      --     --          --
MAUNA LOA (6)   676973  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
HALEAKALA (6)   676972  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
MAOI (7)        618705  1980             75'0"     10.0         --
JOE SEVIER (7)  500799  1965             80'0"     10.0         --
------------------------------------------------------
(1) "Twenty-foot Equivalent Units" (including trailers).  TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL until February 2006.
(3) Formerly Kaimoku and Kainalu.  Bareboat-chartered to Sea Star Line, LLC until 2005 and 2006, respectively.
(4) Reserve Status
(5) Roll-on/Roll-off Barge
(6) Container Barge
(7) Tug


            (4)   OTHER SERVICES
                  --------------

                  Matson Intermodal System, Inc. ("Matson Intermodal"), a wholly-owned subsidiary of Matson, is an intermodal marketing company which arranges North American rail and truck transportation for shippers and carriers, frequently in conjunction with ocean transportation. Through volume purchases of rail and motor carrier transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal currently has 17 offices and manages 30 equipment depots across the United States Mainland.

                  Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, owns two tugboats, which are employed in Hawaiian waters under operating agreements with various vessel operators or their agents to provide harbor assistance to vessels calling at the islands of Hawaii and Maui.

                  Matson Logistics Solutions, Inc. ("Matson Logistics"), a wholly-owned subsidiary of Matson, provides supply and distribution services to Matson customers and others.

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

                  Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates 156 Hawaii round-trip voyages per year, 50 percent more than its closest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because it decreases their overall distribution costs. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing.

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

                  In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, Matson joined other businesses and organizations in 1995 to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between American ports in direct competi-tion with Matson and other U.S. operators which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws. The principal organiza-tion seeking repeal of the Jones Act, whose activities prompted the formation of the Maritime Cabotage Task Force, ceased active operations in 1999.

                  Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Services competes with several larger operators of tugboats in Hawaiian waters. Matson Logistics competes with many larger providers of logistics services and with transportation companies whose services include logistics.

            (6)   LABOR RELATIONS
                  ---------------

                  The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Matson's operations have not been disrupted significantly by strikes in the past 28 years. However, in 1999, labor disruptions at some United States Pacific Coast and Hawaii ports by longshore bargaining units of the International Longshore and Warehouse Union, attributed to negotiations of collective bargaining agreements in mid-1999, adversely affected many ocean carriers, including Matson, calling at those ports. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

            (7)   RATE REGULATION
                  ---------------

                  Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate. Matson filed a 2.5 percent across-the-board increase in its Hawaii Service, which became effective on February 14, 1999, and a 1.75 percent fuel-cost-related surcharge in its Hawaii and Guam Services, which became effective on October 11, 1999. A 3.9 percent across-the-board increase in the Hawaii Service became effective February
14, 2000, and an increase in the fuel-cost-related surcharge to 2.25 percent became effective February 20, 2000.

      B.    PROPERTY DEVELOPMENT AND MANAGEMENT
            -----------------------------------

            (1)   GENERAL
                  -------

                  A&B and its subsidiaries own approximately 91,200 acres of land, consisting of approximately 91,000 acres in Hawaii and approximately 200 acres elsewhere, as follows:

            LOCATION                                 NO. OF ACRES
            --------                                 ------------

            Oahu  ...................................       40
            Maui  ...................................   69,065
            Kauai  ..................................   21,906
            California  .............................       70
            Texas  ..................................       64
            Washington  .............................       24
            Arizona  ................................       29
            Nevada  .................................       19
            Colorado  ...............................       10
                                                        ------
              TOTAL  ................................   91,227
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

         CURRENT USE                                    NO. OF ACRES
         -----------                                    ------------
       HAWAII
     Fully-entitled urban (defined below) ...............    1,191
     Agricultural, pasture and
       miscellaneous ....................................   60,820
     Watershed land/conservation ........................   29,000

       U.S. MAINLAND
     Fully-entitled urban ...............................      216
                                                            ------
         TOTAL ..........................................   91,227
                                                            ======

                  A&B and its subsidiaries are actively involved in the entire spectrum of land development, including planning, zoning, financing, constructing, purchasing, managing and leasing, and selling and exchanging real property.

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

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restric-tions on the permitted uses of the land, provision of affordable housing, and/or mandatory fee sale of portions of the project.

                  A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as "fully-entitled" or "fully-zoned" when all necessary government land use approvals have been obtained.

                  As described in more detail below, in 1999, work to obtain entitlements for urban use focused on (i) the Kukui'Ula residential development on Kauai, (ii) obtaining Community Plan designations for various A&B lands on Maui, and (iii) obtaining State and County entitlements for two proposed single-family subdivisions on Maui.

                  With regard to item (ii) in the preceding paragraph, A&B con-tinues to participate actively in Maui County's decennial update of its Community Plans, a process that began in 1992. The Community Plans serve to guide planning and development activity over the next decade. A&B has obtained and continues to seek various urban designations for its undeveloped lands within the following four Community Plans, where most of its Maui lands are located: Pa'ia-Haiku Community Plan, Kihei-Makena Community Plan, Wailuku-Kahului Community Plan, and Makawao-Pukalani-Kula ("Upcountry") Community Plan. The County Council completed the Pa'ia-Haiku, Upcountry and Kihei-Makena Community Plans in 1995, 1996, and 1998, respectively. Adoption of the Wailuku-Kahului Community Plan by the County Council is expected in 2000.

            (3)   RESIDENTIAL PROJECTS
                  --------------------

                  A&B is pursuing a number of residential projects in Hawaii, including:

                  (a)   KUKUI'ULA.  The 1,045-acre Kukui'Ula project originally
                        ---------
was conceived to be a planned residential community on the island of Kauai, comprising up to 3,000 dwelling units, an 18-hole golf course, hotels, commercial areas, schools and parks. Construction of the wastewater treatment plant, mass grading and drainage and certain roadway improvements were completed in 1993. Since 1993, however, construction of major infrastructure to serve the Kukui'Ula project has been suspended because of weak economic conditions on Kauai. A complete reevaluation of the Kukui'Ula project, completed in 1998, led to a revised strategy for the project. The current strategy focuses upon the early development of a major resort complex that would create the activity needed to promote residential and commercial develop-ment, as well as fund major infrastructure costs.

                  A concept plan for the resort area at Kukui'Ula was completed in early 1998, and a petition to add 77 acres of land, comprising most of the planned resort, to the State "Urban" district was approved by the State Land Use Commission in June 1998.

                  In October 1998, three petitions were submitted to the Kauai County Planning Department to complete the basic entitlements needed to proceed with the resort component of the project. In May 1999, the Kauai County Planning Commission recommended approval of the petitions to the Kauai County Council and, in October 1999, the County Council approved the petitions. The County Council's approvals allow 200 hotel rooms, up to 700 time-share units and a four-acre resort commercial complex.

                  Construction of subdivision improvements at Koloa Estates, Kukui'Ula's initial residential project, was completed in July 1999. Koloa Estates features large lots of at least one-half acre in size, underground utilities and common area landscaping. Interest in these 32 lots has come primarily from U.S. Mainland purchasers, including second home buyers and retirees. Five lots closed in 1999 and, as of March 15, 2000, an additional five lots have closed.

                  (b)   KU'AU BAYVIEW AT PA'IA.  The remaining eight homes in
                        ----------------------
this 92-lot single-family subdivision on Maui were sold in 1999.

                  (c)   KAHULUI IKENA.  Since the completion of the 102-unit
                        -------------
Maui condominium project in June 1995, a total of 98 units have been sold to date (13 units in 1999). As of March 15, 2000, 3 units were in escrow.

                  (d)   THE VINTAGE AT KAANAPALI.  In October 1999, A&B
                        ------------------------
acquired 17 acres in the Kaanapali Golf Estates project in Kaanapali, Maui. This land is intended to be developed with 73 detached single-family homes under a condominium regime. Excellent pre-sale interest has been received to date. Construction commenced in the first quarter of 2000, with the first home closings scheduled for the fourth quarter.

                  (e)   OTHER MAUI SUBDIVISIONS.  In January 2000, A&B acquired
                        -----------------------
an additional 17 acres in the Kaanapali Golf Estates project in Kaanapali, Maui. This land is intended to be developed into 55 single-family homes or house lots. Construction is expected to start in the third quarter of 2000, with the first lot closings anticipated for the end of the fourth quarter.

                  Three agricultural subdivisions, which consist of a minimum lot size of two acres per lot, were in various stages of design, development and sale in 1999. At the nine-lot Kauhikoa Hill Ranch subdivision (located in Haiku), the remaining two lots were sold in 1999. The last three lots in the 28-lot Haiku Makai subdivision (also located in Haiku) also were sold in 1999. Progress was made in 1999 on the development of the 37-lot Maunaolu subdivision (located in Haliimaile), with initial County review and comments on construc-tion plans, the resolution of offsite water storage requirements, and sub-mission of revised subdivision construction plans to the County. Nevertheless, development continues to be delayed, due to offsite water issues that need to be resolved with the County Board of Water Supply.

                  In addition, A&B continues to seek entitlements for two single-family subdivisions on Maui: (i) an approximately 200-unit subdivision on 67 acres in Haliimaile, and (ii) an approximately 400-unit subdivision on 210 acres in Spreckelsville, which includes the possible development of nine holes of golf in order to expand the nearby nine-hole Maui Country Club golf course into an 18-hole course. In 1999, the zoning application for the Haliimaile project was recommended for approval by the County Planning Commission. County Council action on this project is anticipated in the second or third quarter of 2000. Also in 1999, A&B received State "Urban" designation for the Spreckelsville project. Residential designation for that project is now being sought from the County Council as part of its update of the Wailuku-Kahului Community Plan. Final action by the County Council also is anticipated in the second or third quarter of 2000.

                  On the U.S. Mainland, an 1,800-acre undeveloped parcel located in El Dorado County, near Sacramento, California, referred to as Pilot Hill Ranch and originally conceived to be a planned residential community, was sold in July 1999 for approximately $4 million.

            (4)   COMMERCIAL AND INDUSTRIAL PROPERTIES
                  ------------------------------------

                  An important source of property revenue is the lease rental income A&B and its subsidiaries receive from nearly 4.3 million leasable square feet of industrial and commercial building space, ground leases on 286 acres for commercial/industrial use, and leases on 11,600 acres for agricultural/ pasture use.

                  (a)   HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                        ---------------------------------------

                  In Hawaii, most of the nearly 1.2 million square feet of income-producing commercial and industrial properties owned by A&B and its subsidiaries are located in the central Kahului/Wailuku area of Maui. They consist primarily of two shopping centers and four office buildings, as well as several improved commercial and industrial properties.

                  In September 1999, the majority of the proceeds from the June 1999 disposition of the 4225 Roosevelt Building located in Seattle, WA were reinvested in two office buildings in downtown Honolulu (Haseko Center and Ocean View Center), having a combined leaseable area of 183,300 square feet. The buildings are well located, have a combined occupancy rate of 92%, and are expected to benefit from anticipated increases in rental rates.

                  The Company acquired Hawaii Business Park, located in Pearl City, Oahu, Hawaii, in November 1999. This well-constructed, 94%-occupied warehouse property is located in Central Oahu near the intersection of the island's two major freeways.

                  The 1999 average occupancy for A&B's Hawaii improved commercial properties increased to 81% in 1999, from 68% in 1998. The improvement was due to the high occupancy rates of properties acquired in 1999 and increased tenancies in the Company's Maui properties.

                  The primary Hawaii commercial/industrial properties are as follows:

                                                               LEASABLE AREA
    PROPERTY                LOCATION              TYPE         (SQUARE FT.)
    --------                --------              ----         -------------

Maui Mall                  Kahului, Maui       Retail             190,200

P&L Warehouse              Kahului, Maui       Warehouse          104,100

Kahului Shopping           Kahului, Maui       Retail              99,700
Center

Ocean View Center          Honolulu, Oahu      Office              99,200


One Main Plaza             Wailuku, Maui       Office              85,300

Hawaii Business Park       Pearl City, Oahu    Warehouse           85,200

Haseko Center              Honolulu, Oahu      Office              84,100

Wakea Business Center      Kahului, Maui       Warehouse/Retail    61,500

Kahului Office             Kahului, Maui       Office              53,900
Building

Kahului Office Center      Kahului, Maui       Office              29,800

Stangenwald Building       Honolulu, Oahu      Office              28,200

Apex Building              Kahului, Maui       Retail              28,000


                  In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui, Oahu and Kauai, including:

                        (i)   TRIANGLE SQUARE.  Development and marketing
                              ---------------
efforts are continuing for this 10.6-acre, light industrial zoned, commercial subdivision in Kahului, Maui. Three lots have been leased, and the 28,000-square-foot Apex Building is 100% occupied by retail users. A County Special Management Area permit has been secured to build a proposed 15,000-square-foot, multi-tenant retail center and a 6,200-square-foot commercial building on two of the six remaining lots available for ground leases and retail development, and efforts are underway to obtain preleasing commitments.

                       (ii)   MAUI BUSINESS PARK.  The 42-acre initial phase
                              ------------------
(Phase IA) of Maui Business Park was completed in 1995. The Maui Marketplace retail center, owned by a third party, occupies 20.3 acres of Phase IA's 37.4 saleable acres, and includes such anchor tenants as Eagle Hardware and Garden, Office Max, Sports Authority and Border's Books and Music. In addition, 14 Maui Business Park lots (22,920 square feet average lot size) have been sold to various commercial and retail businesses. There are 16 lots (8.8 salable acres) remaining for sale or lease in Phase IA.

                  Planning and design of the 32-acre Phase IB have been completed. Construction plans have been submitted to government authorities for review, and construction is expected to start by mid-year 2000. Planned roadway and infrastructure improvements will support the needs of both large and small commercial and retail businesses.

                  The entire Maui Business Park development consists of a planned total of approximately 250 acres, and is expected to be developed in four phases. The overall absorption of the property is expected to take 20 years.

                      (iii)   MILL TOWN.  Located in Waipahu, Oahu, near
                              ---------
Honolulu, this 40-acre parcel of light-industrial zoned land was acquired in November 1998 for $8 million. The infrastructure improvements for the 17-acre first phase (Phase IA) were completed in June 1999. Phase IA consists of 23 lots, ranging in size from 14,300 square feet to 40,500 square feet. Sales activities commenced in December 1998, and 7 of the 23 lots were sold in 1999.

                  The strong market interest in Phase IA has resulted in the acceleration of planning and design of the 23-acre Phase IB. Planning and design of this phase were completed in early 2000 and submitted to government agencies for review and approval. Construction is expected to commence on roadway and infrastructure improvements by mid-2000. Phase IB consists of 41 light-industrial lots of similar size as those in Phase IA. The configuration of the site also may support the needs of larger users. Sales activity is expected to commence in 2001.

                  (b)   U.S. MAINLAND COMMERCIAL/INDUSTRIAL PROPERTIES
                        ----------------------------------------------

                  On the U.S. Mainland, A&B and its subsidiaries own a portfolio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended ("IRC"), comprising a total of approximately 3.1 million square feet of leasable area, as follows:



                                                                LEASABLE AREA
     PROPERTY                 LOCATION            TYPE          (SQUARE FT.)
     --------                 --------            ----          -------------

   Great Southwest         Dallas, TX          Industrial           842,900
   Industrial

   Ontario-Pacific         Ontario, CA         Warehouse/           246,700
   Business Centre                             Industrial

   Valley Freeway          Kent, WA            Industrial           229,100
   Corporate Park

   Airport Square          Reno, NV            Retail               170,800

   2868 Prospect Park      Sacramento, CA      Office               162,200

   San Pedro Plaza         San Antonio, TX     Office               161,400

   Day Creek               Ontario, CA         Warehouse/           147,300
   Industrial                                  Industrial

   Arbor Park              San Antonio, TX     Retail               139,600

   Moulton Plaza           Laguna Hills, CA    Retail               134,000

   Mesa South Center       Phoenix, AZ         Retail               133,600

   San Jose Avenue         City of             Industrial           126,000
   Warehouse               Industry, CA

   Southbank II            Phoenix, AZ         Office               120,800

   Bainbridge              Bainbridge          Retail               114,600
   Properties              Island, WA

   Village at              Indian Wells, CA    Retail               104,600
   Indian Wells

   2450 Venture Oaks       Sacramento, CA      Office                98,100

   Northwest Business      San Antonio, TX     Service Center/       87,000
   Center                                      Warehouse

   Wilshire Center         Greeley, CO         Retail                46,700

   Market Square           Greeley, CO         Retail                43,300
                                                                  ---------
                                               TOTAL:             3,108,700
                                                                  =========

                  In June 1999, A&B acquired the Day Creek Industrial warehouse facility located in Ontario, CA, completing an IRC 1031 exchange initiated with the sale of several small land parcels in Kahului, HI earlier in the year. This warehouse is fully leased to two tenants.

                  A&B sold the 4225 Roosevelt Building, located in Seattle, WA, in June 1999 for $26 million, taking advantage of Seattle's strong demand for office investment. The proceeds were invested in two Hawaii properties and one Mainland property by way of IRC 1031 exchanges. The Mainland property is a shopping center in Phoenix, AZ (Mesa South Center), which was acquired in September 1999. Mesa South Center is situated at the intersection of two major thoroughfares in a densely populated area having favorable age demographics.

                  In December 1999, A&B acquired Ontario-Pacific Business Centre, a 246,700-square-foot, multi-tenant warehouse complex in Ontario, CA, near the Company's Day Creek Industrial warehouse property. Ontario-Pacific Business Centre is strategically located near the intersection of the I-10 and I-15 freeways, two major Southern California highways. This property is expected to benefit from the continuing residential and business growth in Southern California's Inland Empire region.

                  Two major office lease transactions occurred in 1999. A twelve-year lease for 28,000 square feet of space was finalized at the 2868 Prospect Park office building (Sacramento, CA) and a ten-year lease was signed for 67,000 square feet of space at San Pedro Plaza (San Antonio, TX).

                  A&B's Mainland commercial properties performed well in 1999, achieving an average occupancy rate of 94%, as compared to the 1998 average of 91%. The increase resulted from the leasing of several large warehouse spaces in the City of Industry, CA and Dallas, TX, as well as the addition of new properties with high occupancy rates.

      C.    FOOD PRODUCTS
            -------------

            (1)   PRODUCTION
                  ----------

                  A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870. A&B's current food products operations consist of a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company ("HC&S") division, and a coffee farm on the island of Kauai, operated by its Kauai Coffee Company, Inc. ("Kauai Coffee") subsidiary.

                  HC&S is Hawaii's largest producer of raw sugar, producing 227,832 tons of raw sugar in 1999, or 62% of the raw sugar produced in Hawaii, compared with 216,188 tons of raw sugar in 1998. Total Hawaii sugar production, in turn, amounted to approximately four percent of total United States sugar production. HC&S harvested 17,278 acres of sugar cane in 1999, compared with 17,210 acres in 1998. Yields averaged 13.2 tons of sugar per acre in 1999, compared with 12.7 tons per acre in 1998. The average cost per ton of sugar produced at HC&S was $360.00 in 1999, compared with $373.89 in 1998. The decrease in cost per ton is attributable to the five percent increase in sugar production and to improved farming practices. As a by-product of sugar production, HC&S also produced 92,246 tons of molasses in 1999, compared with 80,915 tons in 1998.

                  In 1999, 3,590 tons of HC&S's raw sugar were produced as food-grade raw sugars under HC&S's "Maui Brand" trademark. A $2 million expansion of its production facilities for these sugars, expected to be completed in April 2000, is anticipated to increase production to approxi-mately 10,000 tons annually.

                  During 1999, Kauai Coffee had approximately 3,400 acres of coffee trees under cultivation. The harvest of the 1999 coffee crop is expected to yield approximately 4.6 million pounds of green coffee, compared with 4.1 million pounds in 1998. The increase is attributable to the natural cyclicality of coffee yields.

                  In October 1999, HC&S entered into an agreement to build a $10 million facility that is expected to produce approximately 15 million square feet a year of a premium composite panel board. The panel board will be produced from bagasse (sugarcane fiber), and will be a strong, light, moisture-resistant and environmentally-friendly substitute for conventional particle board and medium density fiberboard in a variety of applications. The plant is expected to be in production by the fall of 2000.

                  HC&S and McBryde Sugar Company, Limited ("McBryde"), the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies. HC&S's power is produced by burning bagasse, by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. (See "Energy" below.)

                  Kahului Trucking & Storage, Inc., a subsidiary of A&B, provides sugar and molasses hauling and storage, petroleum hauling, mobile equipment maintenance and repair services, and self-service storage facilities on Maui. Kauai Commercial Company, Incorporated, another subsidiary of A&B, provides similar services on Kauai, as well as general trucking services.

            (2)   MARKETING OF SUGAR AND COFFEE
                  -----------------------------

                  Virtually all of the raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B owns a 36 percent common stock interest. The results of A&B's equity investment in C&H are reported in A&B's financial statements as an investment in an affiliate. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its food-grade raw sugars to food and beverage producers and to retail stores under its "Maui Brand" label, and to distributors which repackage the sugars under their own labels.

                  Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the three major sugarcane growers in Hawaii (including HC&S), has a ten-year supply contract with C&H, ending in 2003, pursuant to which the growers sell their raw sugar to C&H at a price equal to the No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. The No. 14 price is established by, among other things, the supply of and demand for all forms of domestically-produced sweeteners, government policies regarding the U.S. sugar import quota, and potential changes in international trade programs which might affect the U.S. sugar program.

                  At Kauai Coffee, coffee marketing efforts currently are being directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the 1999 coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trademark.

            (3)   COMPETITION AND SUGAR LEGISLATION
                  ---------------------------------

                  Hawaii sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market. Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition for the Hawaiian sugar industry.

                  The overall U.S. caloric sweetener market continues to grow. Domestic consumption of caloric sweeteners comprised the following:

                  Refined sugar . . . . . . .   43%
                  High fructose corn syrup. .   41%
                  Other corn sweeteners . . .   15%
                  Other . . . . . . . . . . .    1%
                                               ----
                       TOTAL                   100%
                                               ====

     Source:  1998 Preliminary Data, Economic Research Service, USDA.

The use of non-caloric (artificial) sweeteners accounts for a relatively small percentage of the domestic sweetener market. Although the use of high fructose corn syrup and artificial sweeteners is expected to continue to grow, such in-creased use is not expected to affect sugar markets significantly in the near future.

                  Worldwide, most sugar is consumed in the country of origin. Only about a quarter of world sugar is involved in international trade.
A much smaller amount is traded at the world sugar market price (the other sugar involved in international trade is traded at negotiated prices under bilateral trade agreements). Due to protective legislation, raw cane sugar prices in the U.S. normally are substantially higher than the world price, and the amount of foreign sugar allowed into the U.S.
under import quotas is regulated by the U.S. government. Such foreign sugar sells at U.S. domestic prices. As a result, the world sugar price does not have material relevance to U.S. sugar producers and refiners.

                  The U.S. Congress historically has sought, through legisla-tion, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legis-lation for domestic sugar, the Federal Agriculture Improvement and Reform
Act (the "1996 Act"), provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar. When the import quota is 1.5 million tons or less, the loans are recourse, meaning the producer is liable for any losses the government incurs in remarketing any sugar forfeited by the producer. When the import quota is greater than 1.5 million tons, the loans are non-recourse, but in the event of forfeiture, the producer must pay a one-cent-per-pound penalty for the sugar forfeited to the government. The 1996 Act also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.

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

                  Beginning in mid-1999, U.S. raw sugar prices fell to 20-year lows, dropping below 17 cents per pound in the months of November and December, and they have remained very low. In contrast, the U.S. domestic raw sugar price (measured by the closing price of the quoted spot contract) averaged
22.07 cents per pound in 1998. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York Contract #14 price for domestic raw sugar, is shown below:

[The printed document includes a graph of the prices; the data points for this graph are shown below.]


                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average cents per pound)


                                1997     1998     1999
                                ----     ----     ----


           January              21.88    22.11    22.41

           February             21.87    21.79    22.34

           March                21.81    21.74    22.55

           April                21.73    22.20    22.58

           May                  21.70    22.28    22.65

           June                 21.63    22.30    22.63

           July                 22.04    22.32    22.61

           August               22.26    22.30    21.31

           September            22.30    22.25    20.10

           October              22.25    22.15    20.51

           November             21.90    22.03    17.45

           December             21.89    21.97    17.67


                  Excess supplies of raw cane sugar, as well as excess refined products made from cane and beet sugar, are responsible for the unusually low prices. The current situation is harmful even to efficient producers like HC&S. At present, it is unclear how more favorable long-term price levels can be restored.

                  Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture, but these agreements will not affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("NAFTA") alleviated some of the sugar producers' concerns by limiting Mexico's exports of sugar to the U.S. under NAFTA. However, the export ceiling provided for in the side agreement increased to 250,000 tons of sugar in the year 2000, and will be eliminated in the year 2007. The increased sugar supply could adversely affect domestic sugar prices further.

                  Kauai Coffee competes with coffee growers located worldwide, including Hawaii. Due to an oversupply of coffee in the marketplace, coffee commodity prices dropped significantly in 1999. As a result of its continuing operating losses and negative cash flows, Kauai Coffee significantly reduced its workforce in the second half of 1999.

            (4)   PROPERTIES AND WATER
                  --------------------

                  The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 36,700 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

                  McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,900 acres are used by Kauai Coffee, and the remaining acreage is leased to various agricultural enterprises for cultivation of a variety of crops and for pasturage.

                  Large quantities of water are necessary to grow sugar cane and coffee. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane and coffee. A&B's plantations use a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All of the cultivated cane land owned by HC&S is drip irrigated. All of Kauai Coffee's fields also are drip irrigated.

                  A&B owns 16,000 acres of watershed lands on Maui which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have been extended as revocable permits that are renewable annually. The State Board of Land and Natural Resources has indicated its intention to replace these four permits with long-term licenses. The issuance of such licenses currently is pending a hearing before the Board.

      D.    EMPLOYEES AND LABOR RELATIONS
            -----------------------------

            As of December 31, 1999, A&B and its subsidiaries had approximately 2,050 regular full-time employees. About 1,006 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 835 were engaged in ocean transportation, 38 were engaged in property development and management, and the balance was in adminis-tration and miscellaneous operations. Approximately 55% were covered by collective bargaining agreements with unions.

            As of December 31, 1999, Matson and its subsidiaries had approxi-mately 835 regular full-time employees and 300 seagoing employees. Approxi-mately 27% of the regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements. A reduction in the number of full-time employees and the elimination of casual employees in 1999 were the result principally of the transfer by Matson Terminals of its West Coast operations to the SSA Terminals, LLC, as described under "Ocean
Transportation - Terminals" above.

            Matson's seagoing employees are represented by six unions. Matson and Matson Terminals shoreside bargaining unit employees are represented by four locals of the International Longshore and Warehouse Union ("ILWU") and by three unions which also represent the seagoing employees. Matson Terminals is a member of the Hawaii Stevedoring Industry Committee and the Hawaii Employers Council, organizations through which two Hawaii collective bargaining agree-ments are negotiated.

            Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the ILWU, other unions, and their non-union employees generally to be satisfactory.

            During 1999, collective bargaining agreements with two ILWU locals in Hawaii and the three unions representing unlicensed crew members were renewed for three-year terms. Collective bargaining agreements with the ILWU on the Pacific Coast and with the ILWU clerical bargaining unit in Oakland also were renewed, but Matson Terminals was not a party to these renewals as a result of the transfer of Matson Terminals' West Coast operations to SSA Terminals, LLC.

            Matson contributed during 1999 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii long-shore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 6 to A&B's financial statements on pages 40 and 41 of the 1999 Annual Report, which Note is incorporated herein by reference.

            Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreement with the HC&S production unit employees has been renegotiated and will expire January 31, 2002. The agreement with the HC&S clerical bargaining unit employees currently is being renegotiated. The collective bargaining agreements covering the three ILWU bargaining units at Kahului Trucking & Storage, Inc. have been renegotiated, with two expiring June 30, 2002 and the third expiring March 31, 2001. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU were renegotiated and will expire April 30, 2001. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee has been renegotiated and will expire on January 31, 2001.

      E.    ENERGY
            ------

            Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 1999, Matson vessels consumed approximately 1.8 million barrels of residual fuel oil, compared with
2.0 million barrels in 1998.

            Residual fuel oil prices paid by Matson started 1999 at $69.38 per metric ton and ended the year at $144.00 per metric ton. A high of $156.00 per metric ton occurred in October, and a low of $59.01 per metric ton occurred in February. Sufficient fuel for Matson's requirements is expected to be available in 2000.

            As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugarcane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses No. 6 (heavy) oil and coal to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. Since 1992, when suppliers of No. 6 oil to HC&S discontinued regular shipments as a result of unlimited liability concerns arising from federal and state environmental laws, heavy oil has been provided to HC&S on a space-available basis. In 1999, HC&S produced 222,115 MWH of electric power and sold
70,210 MWH, compared with 203,755 MWH produced and 72,589 MWH sold in 1998.
The reduction in power sold was due to HC&S's increased need to pump irrigation water, due to drought conditions during part of 1999. HC&S's oil use increased to 185,250 barrels in 1999, from the 155,966 barrels used in 1998. Coal use for power generation decreased, from 43,614 short tons in 1998 to 24,216 short tons in 1999.

            In 1999, McBryde produced 35,861 MWH of hydroelectric power, compared with 34,400 MWH of hydroelectric power produced in 1998. Power sales in 1999 amounted to 24,555 MWH, compared with 21,975 MWH sold in 1998.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

      On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board, alleging that Sea-Land Services, Inc. ("Sea-Land"), American President Lines, Ltd. ("APL") and Matson charged unreasonable rates in the Guam trade from January 1991 to the present. Matson did not enter the trade until February of 1996. On November 12, 1998, Matson filed an answer, denying that its rates have been unreasonable. Matson, Sea-Land and APL filed a joint motion to dismiss the complaint on February 16, 1999. The Government of Guam filed an answer to the motion on April 1, 1999. On April 15, 1999, Matson, Sea-Land and APL filed a reply brief. The Government of Guam filed a surreply on April 22, 1999. To date, the Surface Transportation Board has not ruled on the motion.

      A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consulta-tion with counsel, would not have a material adverse effect on A&B's results of operations or financial position.


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


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      This information is contained in the sections captioned "Common Stock" and "Dividends" on the inside back cover of the 1999 Annual Report, which sections are incorporated herein by reference.

      At February 14, 2000, there were 4,734 record holders of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      Information for the years 1989 through 1999 is contained in the comparative table captioned "Eleven-Year Summary of Selected Financial Data" on pages 24 and 25 of the 1999 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

      A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. Additional information regarding the fair values of A&B's assets and liabilities is included in Notes 1, 2, 4, and 5 on pages 35 through 39 of the 1999 Annual Report, which Notes are incorporated herein by reference.

      Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 26 through 29 of the 1999 Annual Report, which section is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of marketable equity securities available for sale, preferred stock investments in an affiliated company, and an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 2 and 5 on pages 36 and 38, respectively, of the 1999 Annual Report, which Notes are incorporated herein by reference. A&B believes that, as of December 31, 1999, its exposure to market risk fluctuations for these financial instruments is not material.

      A&B also is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. A&B does not hedge its interest rate exposure. The nature and amount of A&B's long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors. The following tables summarize A&B's debt obligations at December 31, 1999 and 1998, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 1999 and 1998. A&B estimates that the carrying value of its debt is not materially different from its fair value. The information presented below should be read in conjunction with Note 7 on page 42 of the 1999 Annual Report, which Note is incorporated herein by reference.

                               Expected Fiscal Year of Maturity at December 31, 1999
                               -----------------------------------------------------

                         2000      2001      2002     2003     2004    Thereafter    Total
                         ----      ----      ----     ----     ----    ----------    -----
                                              (dollars in thousands)
                                              ----------------------
Fixed rate              $17,500   $15,000   $7,500   $9,643   $9,643     $63,214    $122,500
Average interest rate     7.38%     7.35%    7.34%    7.35%    7.37%       7.47%

Variable rate            $5,000      --       --       --       --      $172,570    $177,570
Average interest rate     6.34%      --       --       --       --         6.16%




                               Expected Fiscal Year of Maturity at December 31, 1998
                               -----------------------------------------------------

                         1999      2000      2001     2002     2003    Thereafter    Total
                         ----      ----      ----     ----     ----    ----------    -----
                                              (dollars in thousands)
                                              ----------------------
Fixed rate              $30,533   $17,000   $15,000  $7,500   $7,500     $45,000    $123,033
Average interest rate     7.55%     7.32%     7.26%   7.23%    7.24%       7.27%

Variable rate           $57,000      --       --       --       --      $163,266    $220,266
Average interest rate      5.5%      --       --       --       --          5.5%


     A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production to HS&TC until 2003. Under that contract, the price paid will fluctuate with the #14 contract settlement price for domestic raw sugar, less a fixed discount. A&B is not exposed to foreign currency exchange rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      This information is contained in the financial statements and accompanying notes on pages 30 through 47 of the 1999 Annual Report, the Independent Auditors' Report on page 22 of the 1999 Annual Report, the Industry Segment Information for the years ended December 31, 1999, 1998 and 1997 appearing on page 23 of the 1999 Annual Report and incorporated into the financial statements by Note 12 thereto, and the section captioned "Quarterly Results (Unaudited)" on page 48 of the 1999 Annual Report, all of which are incorporated herein by reference.


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


                                    PART III
                                    --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

      A.    DIRECTORS
            ---------

            For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 through 4 of A&B's proxy statement dated March 6, 2000 ("A&B's 2000 Proxy Statement"), which section is incorporated herein by reference.


      B.    EXECUTIVE OFFICERS OF THE REGISTRANT
            ------------------------------------

            The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2000, and present and prior positions with A&B and business experience for the past five years are given below.

            Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with
Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of A&B's 2000 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" on page 13 of A&B's 2000 Proxy Statement, which subsection is incorporated herein by reference.

Meredith J. Ching (43)
----------------------
      Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of A&B-Hawaii, Inc. ("ABHI") (Government & Community Relations), 10/92-12/99; first joined A&B or a subsidiary in 1982.

W. Allen Doane (52)
-------------------
      President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Vice Chairman of Matson, 12/98-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; Chief Operating Officer of ABHI, 4/91-12/96; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (63)
-----------------------
      Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

John F. Gasher (66)
-------------------
      Vice President (Human Resources) of A&B, 12/99-present; Vice President (Human Resources Development) of ABHI, 1/97-12/99; first joined A&B or a subsidiary in 1960.

G. Stephen Holaday (55)
-----------------------
      Acting Chief Financial Officer of A&B, 1/00-present; Vice President of A&B, 12/99-present; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; Chief Financial Officer and Treasurer of ABHI, 4/89-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (54)
-------------------
      Vice President (Investor Relations, Corporate Planning & Development) of A&B, 10/99-present; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (46)
------------------------
      Vice President of A&B, 2/99-present; Chief Executive Officer and Vice Chairman of A&B Properties, Inc., 12/99-present; Executive Vice President of ABHI, 2/99-12/99; Vice President of ABHI, 1/92-1/99; first joined A&B or a sub-sidiary in 1992.

Michael J. Marks (61)
---------------------
      Vice President and General Counsel of A&B, 9/80-present; Secretary of A&B, 8/84-1/99; Senior Vice President and General Counsel of ABHI, 4/89-12/99; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (58)
--------------------------
      Executive Vice President of A&B, 8/98-present; President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-12/99; first joined Matson in 1965.

Alyson J. Nakamura (34)
-----------------------
      Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (41)
----------------------
      Controller of A&B, 1/96-present; Treasurer of A&B, 1/00-present; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      See the section captioned "Executive Compensation" on pages 7 through 16 of A&B's 2000 Proxy Statement, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      See the section titled "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on pages 5 through 7 of A&B's 2000 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      See the subsection titled "Certain Relationships and Transactions" on page 7 of A&B's 2000 Proxy Statement, which subsection is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

      A.    FINANCIAL STATEMENT
            -------------------

            Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (incorporated by reference to the pages of the 1999 Annual Report shown in parentheses below):

            Balance Sheets, December 31, 1999 and 1998
              (pages 32 and 33).
            Statements of Income for the years ended
              December 31, 1999, 1998 and 1997 (page 30).
            Statements of Shareholders' Equity for the
              years ended December 31, 1999, 1998 and
              1997(page 34).
            Statements of Cash Flows for the years ended
              December 31, 1999, 1998 and 1997 (page 31).
            Notes to Financial Statements (pages 35 through
              47 and page 23 to the extent incorporated by
              Note 12).
            Independent Auditors' Report (page 22).

      B.    FINANCIAL STATEMENT SCHEDULES
            -----------------------------

            Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

            I - Condensed Financial Information of
                Registrant - Balance Sheets, December 31,
                1999 and 1998; Statements of Income and
                Cash Flows for the years ended December 31, 1999, 1998 and 1997; Notes to Condensed
                Financial Statements.

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

     3.b.     Revised Bylaws of Alexander & Baldwin, Inc. (as Amended Effective
     June 25, 1998) (Exhibit 3.c.(i) to A&B's Form 10-Q for the quarter ended June 30, 1998).

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

             (ii) First Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of December 10, 1997, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Credit Lyonnais Los Angeles Branch, Bank of Hawaii, The Union Bank of California, N.A. and The Bank of New York (Exhibit 4.b.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

            (iii) Second Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of November 30, 1998, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii, The Union Bank of California, N.A. and The Bank of New York (Exhibit 4.b.(iii) to A&B's Form 10-K for the year ended December 31, 1998).

             (iv) Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of November 30, 1999, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii and The Bank of New York.

10.  Material contracts.

     10.a.    (i)  Issuing and Paying Agent Agreement between Matson Navigation
     Company, Inc. and U.S. Bank National Association, as successor-in-interest to Security Pacific National Trust (New York), with respect to Matson Navigation Company, Inc.'s $150 million commercial paper program dated September 18, 1992 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-Q for the quarter ended September 30, 1992).

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

            (xiv) Sixth Amendment dated November 30, 1998 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 10, 1993 (Exhibit 10.a.(xiv) to A&B's Form 10-K for the year ended December 31, 1998).


             (xv) Seventh Amendment dated November 23, 1999 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 10, 1993.

            (xvi) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.b.(x) to A&B's Form 10-Q for the quarter ended June 30, 1991).

           (xvii) Amendment dated March 11, 1992 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(vii) to A&B's Form 10-K for the year ended December 31, 1992).

          (xviii) Second Amendment dated as of August 31, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of June 28, 1991 (Exhibit 10.a.(viii) to A&B's Form 10-K for the year ended December 31, 1993).

            (xix) Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(x) to A&B's Form 10-Q for the quarter ended March 31,
     1992).

             (xx) First Amendment dated as of August 1, 1993 to the Note Agreement between Matson Leasing Company, Inc. and The Prudential Insurance Company of America, dated as of March 11, 1992 (Exhibit 10.a.(xi) to A&B's Form 10-K for the year ended December 31, 1993).

         (xxi)(a) Assignment and Assumption Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(a) to A&B's Form 10-Q for the quarter ended June 30, 1995).

         (xxi)(b) Consent and Amendment Agreement dated as of June 30, 1995, among Matson Leasing Company, Inc., Matson Navigation Company, Inc. and The Prudential Insurance Company of America, with respect to the Note Agreements between Matson Leasing Company, Inc. and The Prudential Insurance Company of America dated as of June 28, 1991 and March 11, 1992 (Exhibit 10.a.(xxviii)(b) to A&B's Form 10-Q for the quarter ended June 30, 1995).

           (xxii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

          (xxiii) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B's Form 10-K for the year ended
     December 31, 1998).

           (xxiv) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

            (xxv) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits)(Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

           (xxvi) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

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

           (viii) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

             (ix) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

              (x) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

             (xi) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999.

            (xii) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Ex-hibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

           (xiii) Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30, 1998).

            (xiv) Amendment, dated as of October 22, 1998, to Employment Agreement between Alexander & Baldwin, Inc. and Robert J. Pfeiffer, dated as of July 27, 1998 (Exhibit 10.b.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1998).

             (xv) Agreement between Alexander & Baldwin, Inc. and Miles B. King, dated as of February 24, 1999 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended March 31, 1999).

            (xvi) Agreement between Alexander & Baldwin, Inc. and John C. Couch dated August 10, 1999 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended September 30, 1999).

           (xvii) Agreement between Alexander & Baldwin, Inc. and Glenn R. Rogers dated October 7, 1999.

          (xviii) A&B Deferred Compensation Plan for Outside Directors (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
     1985).

            (xix) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

             (xx)  A&B Life Insurance Plan for Outside Directors
     (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31,
     1985).

            (xxi) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

           (xxii) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

          (xxiii) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

           (xxiv) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

            (xxv) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

           (xxvi) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1998).

          (xxvii) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxviii) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

           (xxix) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

            (xxx) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

           (xxxi) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

          (xxxii) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 22, 1991 (Exhibit 10.c.1.(xxiv) to A&B's Form 10-Q for the quarter ended September 30, 1991).

         (xxxiii) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31,
     1992).

          (xxxiv) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31,
     1992).

           (xxxv) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

          (xxxvi) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

         (xxxvii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

        (xxxviii) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

          (xxxix) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

             (xl) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

11.  Statement re computation of per share earnings.

13.  Annual report to security holders.

     13.    Alexander & Baldwin, Inc. 1999 Annual Report.

21.  Subsidiaries.

     21.    Alexander & Baldwin, Inc. Subsidiaries as of February 29, 2000.

23. Consent of Deloitte & Touche LLP dated March 27, 2000 (included as last page of A&B's Form 10-K for the year ended December 31, 1999).

27.  Financial data schedule.

     D.     REPORTS ON FORM 8-K
            -------------------

            No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 27, 2000                By /s/ W. Allen Doane
                                       -----------------------------
                                       W. Allen Doane, President
                                       and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                DATE
     ---------                     -----                ----

/s/ W. Allen Doane            President and           March 27, 2000
W. Allen Doane                Chief Executive
                              Officer and
                              Director

/s/ G. Stephen Holaday        Vice President          March 27, 2000
G. Stephen Holaday            and Acting Chief
                              Financial Officer

/s/ Thomas A. Wellman         Controller              March 27, 2000
Thomas A. Wellman             and Treasurer

/s/ Charles M. Stockholm      Chairman of             March 27, 2000
Charles M. Stockholm          the Board and
                              Director

/s/ Michael J. Chun           Director                March 27, 2000
Michael J. Chun

/s/ Leo E. Denlea, Jr.        Director                March 27, 2000
Leo E. Denlea, Jr.

/s/ Walter A. Dods, Jr.       Director                March 27, 2000
Walter A. Dods, Jr.

/s/ Charles G. King           Director                March 27, 2000
Charles G. King

/s/ Carson R. McKissick       Director                March 27, 2000
Carson R. McKissick

/s/ C. Bradley Mulholland     Director                March 27, 2000
C. Bradley Mulholland

/s/ Lynn M. Sedway            Director                March 27, 2000
Lynn M. Sedway

/s/ Maryanna G. Shaw          Director                March 27, 2000
Maryanna G. Shaw

INDEPENDENT AUDITORS' REPORT

Alexander & Baldwin, Inc.:

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 27, 2000; such financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiary, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Honolulu, Hawaii
January 27, 2000


                           ALEXANDER & BALDWIN, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                                 (In thousands)


               	                                          1999         1998
                                                            ----         ----
ASSETS
Current Assets:
     Cash and cash equivalents                           $     253     $     885
     Income tax receivable                                   1,918            --
     Accounts and notes receivable, net                         64           220
     Prepaid expenses and other                              1,330         1,262
                                                         ---------     ---------
         Total current assets                                3,565         2,367
                                                         ---------     ---------

Investments:
     Subsidiaries consolidated, at equity                  612,958       602,368
     Other                                                  91,828       115,144
                                                         ---------     ---------
         Total investments                                 704,786       717,512
                                                         ---------     ---------

Property, at Cost                                           95,005        94,052
     Less accumulated depreciation and amortization         13,682        11,536
                                                         ---------     ---------
         Property -- net                                    81,323        82,516
                                                         ---------     ---------

Other Assets                                                 4,495           549
                                                         ---------      --------

         Total                                           $ 794,169     $ 802,944
                                                         =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                    $     514     $     493
     Other                                                   4,616         4,730
                                                         ---------     ---------
         Total current liabilities                           5,130         5,223
                                                         ---------     ---------

Long-term Liabilities                                        5,149         7,649
                                                         ---------     ---------

Due to Subsidiaries                                         56,243        35,486
                                                         ---------     ---------

Deferred Income Taxes                                       56,684        59,944
                                                         ---------     ---------

Commitments and Contingencies

Shareholders' Equity:
     Capital stock                                          34,933        36,098
     Additional capital                                     53,124        51,946
     Unrealized holding gains on securities                 49,461        63,329
     Retained earnings                                     545,849       555,820
     Cost of treasury stock                                (12,404)      (12,551)
                                                         ---------     ---------
         Total shareholders' equity                        670,963       694,642
                                                         ---------     ---------

         Total                                           $ 794,169     $ 802,944
                                                         =========     =========

See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                                      1999       1998        1997
  										                        ----	     ----		  ----
Revenue:
     Net revenue from goods and services           $  11,802   $  20,708   $  17,784
     Interest, dividends and other                     3,180       3,958       4,510
                                                   ---------   ---------   ---------
        Total revenue                                 14,982      24,666      22,294
                                                   ---------   ---------   ---------

Costs and Expenses:
     Cost of goods and services                        4,808      11,390      10,013
     Selling, general and administrative               9,686       9,303       7,055
     Interest and other                                1,770         774         872
     Income taxes                                     (3,271)        462         239
                                                   ---------   ---------   ---------
        Total costs and expenses                      12,993      21,929      18,179
                                                   ---------   ---------   ---------

Income Before Equity in Net Income
     of Subsidiaries Consolidated                      1,989       2,737       4,115

Equity in Net Income of Subsidiaries
     Consolidated                                     60,590      22,405      77,272
                                                   ---------   ---------   ---------
Net Income                                            62,579      25,142      81,387

Unrealized holding gains (losses) on securities
     (Net of income taxes)                           (13,868)      8,185       6,939
                                                   ---------   ---------   ---------

Comprehensive Income                               $  48,711   $  33,327   $  88,326
                                                   =========   =========   =========


See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (In thousands)


                                                     1999        1998        1997
                     									     ----	     ----	     ----
Cash Flows from Operations                		   $  3,579    $  9,664    $ 25,495
                                                   --------    --------    --------

Cash Flows from Investing Activities:
   Capital expenditures                     		     (1,346)     (1,437)     (4,002)
   Dividends received from subsidiaries              50,000      40,000      50,000
                                                   --------    --------    --------
   Net cash provided by investing activities         48,654      38,563      45,998
                                                   --------    --------    --------

Cash Flows from Financing Activities:
   Increase (decrease) in due to subsidiaries        20,757      13,180     (18,171)
   Proceeds from issuances of capital stock             101       1,575       2,132
   Repurchases of capital stock                     (34,824)    (20,838)    (16,585)
   Dividends paid                                   (38,899)    (40,323)    (39,789)
                                                   --------    --------    --------
   Net cash used in financing activities            (52,865)    (46,406)    (72,413)
                                                   --------    --------    --------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                (632)      1,821        (920)
   Balance, beginning of year                           885        (936)        (16)
                                                   --------    --------    --------
   Balance, end of year                            $    253    $    885    $   (936)
                                                   ========    ========    ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized       $    303    $    263    $    197
   Income taxes paid, net of refunds                 34,213      34,672      29,775

Other Non-cash Information:
   Depreciation                                       2,550       2,396       1,019


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

Beginning January 1, 2000, ABHI no longer exists as a separate legal entity, having been merged into the Parent Company at the end of 1999.

On December 24, 1998, ABHI sold a majority of its equity in a subsidiary California and Hawaiian Sugar Company, Inc. ("C&H") to an investor group. ABHI received approximately $45,000,000 in cash, after the repayment of certain C&H indebtedness, $25,000,000 in senior preferred stock, $9,600,000 in junior preferred stock, and retained an approximately 36 percent common stock interest in the recapitalized C&H.

(b)  INVESTMENTS

Subsidiaries consolidated, at equity consisted of ABHI and Matson at December 31, 1999 and 1998.

Investments - other consisted principally of marketable equity securities at December 31, 1999 and 1998.

(c)  LONG-TERM LIABILITIES

At December 31, 1999 and 1998, long-term liabilities of $5,149,000 and $7,649,000, respectively, consisted principally of deferred compensation and executive benefit plans.

(d)  COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations. At December 31, 1999, the Company did not have any significant firm commitments.

(e)  INCOME TAXES

In 1999, the Company reached an agreement with the Internal Revenue Service settling certain valuation issues relating to the Company's tax returns through 1995. As a result, previously accrued income tax liabilities were reversed, resulting in a one-time reduction of income tax expense of $2.8 million.