Form 10-Q
period 2000-03-31
ALEXANDER & BALDWIN INC
filed 2000-05-12
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2000
                                    --------------

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

                                      N/A
                                      ---
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
March 31, 2000:                                                   41,589,876

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 2000 are presented below.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)


                                             Three Months Ended
                                                  March 31
                                            2000           1999
                                            ----           ----
                                                 (unaudited)


Revenue:
    Net sales, revenue from services
      and rentals                         $ 214,467      $ 191,065
    Interest, dividends and other             5,424          6,377
                                          ---------      ---------
        Total revenue                       219,891        197,442
                                          ---------      ---------

Costs and Expenses:
    Costs of goods sold, services and
      rentals                               170,576        144,649
    Selling, general and administrative      22,262         23,125
    Interest                                  5,347          4,527
    Income taxes                              7,525          9,303
                                          ---------      ---------
        Total costs and expenses            205,710        181,604
                                          ---------      ---------

Income before cumulative effect of
  change in accounting method                14,181         15,838

Cumulative effect of change in
  accounting method for drydocking
  costs (net of income taxes of $7,668)
  (note d)                                   12,250          --
                                          ---------      ---------

Net Income                                $  26,431      $  15,838
                                          =========      =========

Basic and Diluted Earnings Per Share:
    Before cumulative effect of
     accounting change                    $    0.34      $    0.36
    Accounting change (note d)                 0.29          --
                                          ---------      ---------
    Net income                            $    0.63      $    0.36
                                          =========      =========

Dividends Per Share                       $   0.225      $   0.225

Average Number of Shares Outstanding         42,131         43,559



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                             INDUSTRY SEGMENT DATA
                                 (In thousands)


                                             Three Months Ended
                                                  March 31
                                            2000           1999
                                            ----           ----
                                                 (unaudited)

Revenue:
    Ocean Transportation                  $ 190,513      $ 169,195
    Property Development and
      Management:
        Leasing                              11,896         11,587
        Sales                                 3,052          7,932
    Food Products                            13,666          8,002
    Other                                       764            726
                                          ---------      ---------
        Total Revenue                     $ 219,891      $ 197,442
                                          =========      =========

Operating Profit:(1)
    Ocean Transportation                  $  19,893      $  18,265
    Property Development and
      Management:
        Leasing                               7,184          7,622
        Sales                                   701          5,540
    Food Products                             2,068          1,471
    Other                                       709            650
                                          ---------      ---------
        Total Operating Profit            $  30,555      $  33,548
                                          =========      =========

(1)Before interest expense, corporate expenses and income taxes.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                   MARCH 31         December 31
                                                     2000              1999
                                                     ----              ----
                                                  (unaudited)        (audited)


                                     ASSETS
Current Assets:
    Cash and cash equivalents                     $    5,800        $    3,333
    Accounts and notes receivable, net               128,790           136,637
    Inventories                                       23,724            15,927
    Real estate held for sale                          9,837            12,706
    Deferred income taxes                             12,400            16,260
    Prepaid expenses and other assets                 14,550            20,739
    Accrued deposits to Capital Construction
      Fund                                            (2,801)           (3,152)
                                                  ----------        ----------
        Total current assets                         192,300           202,450
                                                  ----------        ----------
Investments                                          160,675           158,726
                                                  ----------        ----------
Real Estate Developments                              60,279            60,810
                                                  ----------        ----------
Property, at cost                                  1,757,897         1,748,586
    Less accumulated depreciation and
      amortization                                   827,035           819,959
                                                  ----------        ----------
        Property - net                               930,862           928,627
                                                  ----------        ----------
Capital Construction Fund                            143,927           145,391
                                                  ----------        ----------
Other Assets                                          68,820            65,456
                                                  ----------        ----------

        Total                                     $1,556,863        $1,561,460
                                                  ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of
      long-term debt                              $   17,500        $   22,500
    Accounts payable                                  57,740            55,655
    Other                                             47,495            64,490
                                                  ----------        ----------
        Total current liabilities                    122,735           142,645
                                                  ----------        ----------
Long-term Liabilities:
    Long-term debt                                   309,809           277,570
    Post-retirement benefit obligations               47,544            60,767
    Other                                             44,488            51,161
                                                  ----------        ----------
        Total long-term liabilities                  401,841           389,498
                                                  ----------        ----------
Deferred Income Taxes                                362,353           358,354
                                                  ----------        ----------
Shareholders' Equity:
    Capital stock                                     34,175            34,933
    Additional capital                                54,522            53,124
    Unrealized holding gains on securities            50,172            49,461
    Retained earnings                                543,243           545,849
    Cost of treasury stock                           (12,178)          (12,404)
                                                  ----------        ----------
        Total shareholders' equity                   669,934           670,963
                                                  ----------        ----------

        Total                                     $1,556,863        $1,561,460
                                                  ==========        ==========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                             Three Months Ended
                                                  March 31
                                            2000           1999
                                            ----           ----
                                                 (unaudited)

Cash Flows from Operating Activities      $  23,001      $  29,250
                                          ---------      ---------

Cash Flows from Investing Activities:
    Capital expenditures                    (19,759)       (13,412)
    Proceeds from disposal of property,
      investments and other assets              182          2,198
    Deposits into Capital Construction
      Fund                                   (2,664)        (1,765)
    Withdrawals from Capital
      Construction Fund                       3,777            930
    Change in investments, net                  719           (810)
                                          ---------      ---------
      Net cash used in investing
        activities                          (17,745)       (12,859)
                                          ---------      ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-
      term debt                              34,500          5,000
    Payments of long-term debt               (2,500)       (18,195)
    Payments on short-term commercial
      paper borrowings, net                  (5,000)       (47,000)
    Proceeds from issuances of capital
      stock                                    --               54
    Repurchases of capital stock            (20,260)       (15,792)
    Dividends paid                           (9,529)        (9,792)
                                          ---------      ---------
      Net cash used in financing
        activities                           (2,789)       (85,725)
                                          ---------      ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                        $   2,467      $ (69,334)
                                          =========      =========

Other Cash Flow Information:
    Interest paid, net of amounts
      capitalized                         $   5,197      $   4,446
    Income taxes paid, net of refunds           821            962

Other Non-Cash Information:
    Accrued deposits to (withdrawals
      from) Capital Construction
      Fund, net                                (351)           930
    Depreciation                             17,111         19,630
    Tax-deferred property sales                --            5,682
    Change in unrealized holding gains          711         (8,498)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 2000 and the condensed statements of income and of cash flows for the three months ended March 31, 2000 and 1999 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the donation of appreciated stock.

(c) The Company's total non-owner changes in shareholders' equity consist of net income adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended March 31, 2000 and 1999 was $27 million and $7 million, respectively.

(d) The cumulative effect of an accounting change in the first quarter of 2000 related to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period to the next drydocking. The new method amortizes the costs over the period of benefit and eliminates the uncertainty in estimating these costs. This change was made to conform with prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the condensed statements of income and resulted in income of $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per share.

     The effect of this change in accounting method as of January 1, 2000, on the condensed balance sheets, was to increase other assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000.

     The pro forma net income (assuming the new accounting method was applied retroactively) for the first quarter of 2000 is $14,181,000 (or $0.34 per share). The pro forma effect of this accounting change to first-quarter 1999 net income was not material.

(e) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

FIRST QUARTER EVENTS:

OPERATING RESULTS: Net income for the first quarter of 2000 was $26,431,000, or $0.63 per share, after an accounting change. The accounting change resulted in a one-time, non-cash increase to first-quarter 2000 earnings of $12,250,000, or $0.29 per share. Excluding this change, first-quarter 2000 income was $14,181,000, or $0.34 per share. In the first quarter of 1999, income was $15,838,000, or $0.36 per share. Revenue in the first quarter of 2000 was $219,891,000, compared with revenue of $197,442,000 in the first quarter of 1999.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $251,222,000 at March 31, 2000, a decrease of $2,139,000 from December 31, 1999. This net reduction was due primarily to a decrease in receivables and in amounts available under lines of credit, partially offset by an increase in sugar and coffee inventories and cash. Receivables decreased $7,847,000, due primarily to improved collections and to the timing of the sugar-harvesting season in 1999. Amounts available under lines of credit decreased $4,501,000, due primarily to an increase in outstanding debt. Sugar and coffee inventories increased $7,391,000, due primarily to the timing of the sugar-harvesting season in 1999.

Working capital was $69,565,000 at March 31, 2000, an increase of $9,760,000 from the amount at the end of 1999. This net increase was due primarily to decreases in short-term liabilities and notes payable, and to an increase in inventories, partially offset by decreases in income taxes and trade receivables. The decrease in short-term liabilities was due primarily to the elimination of vessel drydocking accruals (see Note d to the Company's condensed financial statements).

RESULTS OF SEGMENT OPERATIONS -
FIRST-QUARTER 2000 COMPARED WITH THE FIRST-QUARTER 1999

OCEAN TRANSPORTATION revenue of $190,513,000 for the first quarter of 2000 increased 13 percent from the comparable period in 1999 and operating profit of $19,893,000 increased nine percent from the first quarter of 1999. The improvements were due primarily to higher cargo volume in the Hawaii service, resulting from competitive gains, partially offset by higher operating costs, principally for fuel, container handling and container repositioning.
Increases to a bunker fuel surcharge should help to offset unfavorable fuel cost variances in the future, and container inventory imbalances resulting from labor disruptions in the fall of 1999 have been significantly reduced. Matson Navigation Company's first-quarter 2000 Hawaii service container volume was five-percent higher than in the 1999 first quarter and Hawaii automobile volume was 72-percent higher. The sizeable increase in automobile volume was due primarily to competitive gains.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $11,896,000 for the first quarter of 2000 was three-percent higher than in the first quarter of 1999; however, operating profit of $7,184,000 was six-percent lower than in the first quarter of 1999. The decrease in operating profit was primarily due to a one-time buyout of a long-term ground lease in the first quarter of 1999, partially offset by first-quarter 2000 improvements, resulting from recently acquired properties and higher portfolio occupancy levels. First-quarter 2000 occupancy levels for Mainland properties averaged 95 percent, versus 92 percent in the first quarter of 1999. Occupancy levels for Hawaii properties averaged 84 percent in the first quarter of 2000, versus 72 percent in the comparable period of 1999. The increase in Hawaii occupancy was due primarily to higher tenancy in retail and warehouse properties.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $3,052,000 for the first quarter of 2000 was $4,880,000 less than in the first quarter of 1999. Likewise, operating profit of $701,000 in the first quarter of 2000 was lower than the $5,540,000 recorded in the same period in 1999. Both decreases were due to differences in the mix of property sales. Sales in the first quarter of 2000 included nine residential properties and two lots in a business park. Sales activity in the first quarter of 1999 included three business parcels and eight residential properties.

The mix of property sales in any year or quarter can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land and subdivision lots generally provides a greater contribution margin than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment.

FOOD PRODUCTS revenue of $13,666,000 for the first quarter of 2000 was 71-percent higher than the revenue reported for the comparable period of 1999.
The increase in revenue was due primarily to the timing of the sugar-harvesting season in 1999 and to improved coffee sales volume. Operating profit of $2,068,000 increased 41 percent from that in the first quarter of 1999. This improvement was due primarily to improved coffee results, effectuated by the lower cost structure, and to higher power sales. Despite improvements in the first quarter of 2000, food products results for the remainder of the year are expected to lag those of 1999, due to lower raw sugar prices.

OTHER MATTERS

ACCOUNTING CHANGE: The Company recorded an accounting change of $12,250,000 (after-tax) in the first quarter of 2000, relating to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. This change was made to conform to prevailing industry accounting practices (see Note d to the Company's condensed financial statements).

CORPORATE ORGANIZATION: The Company merged its wholly owned subsidiary, A&B-Hawaii, Inc., into the Company on December 31, 1999. This merger had no adverse impacts on operations or consolidated assets and obligations.

TAX-DEFERRED REAL ESTATE EXCHANGES: There were no tax-deferred real estate purchases or sales in the first quarter of 2000.

SHARE REPURCHASES: In the first quarter of 2000, the Company repurchased 1,011,000 shares of its common stock for an aggregate of about $20,260,000 (average of $20.04 per share).

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

ECONOMIC CONDITIONS: The economic outlook for the state of Hawaii continues to improve. The State of Hawaii's Department of Business, Economic Development & Tourism (DBEDT) recently introduced an index of leading economic indicators. This measure continues to rise. Through January 2000, the most up-to-date figure available, the index was higher for the tenth consecutive month and it now has risen in 14 of the past 16 months. Some economic measures already are reflecting the improving outlook, such as unemployment and jobs. In its March 2000 outlook, DBEDT raised its projections for growth in real gross state product for the year 2000 to 2.5% (from 2.2% in its December 1999 outlook), for 2001 to 2.7% (from 2.0%), and for 2002 to 2.6% (from 1.9%). The external factors cited for raising the projections were the continuing strength of the U.S. Mainland economy and improvement in the Asian economies. Rising growth in visitor arrivals is anticipated, with the projection for growth in 2000 now at 2.3% percent. This is the net result of continued growth in the number of arrivals from the U. S. Mainland, offset, in part, by a diminishing rate of decrease in visitor arrivals from Japan.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (5) dependence on third-party suppliers; (6) fuel prices; (7) raw sugar prices; (8) labor relations; (9) risks associated with current or future litigation; and
(10) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to
Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 1999. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 1999.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          11.  Statement re Computation of Per Share Earnings.

          18.  Letter re Change in Accounting Principles.

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


                                     ALEXANDER & BALDWIN, INC.
                                 ---------------------------------
                                            (Registrant)



Date: May 12, 2000                     /s/ G. Stephen Holaday
                                 ---------------------------------
                                        G. Stephen Holaday
                                    Vice President and Acting
                                     Chief Financial Officer



Date: May 12, 2000                     /s/ Thomas A. Wellman
                                 ---------------------------------
                                        Thomas A. Wellman
                                            Controller

                                 EXHIBIT INDEX
                                 -------------

11.  Statement re Computation of Per Share Earnings.

18.  Letter re Change in Accounting Principles.

27.  Financial Data Schedule.