Form 10-Q
period 2000-06-30
ALEXANDER & BALDWIN INC
filed 2000-08-11
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2000
                                    -------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
June 30, 2000:                                                       40,431,360


                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 2000 are presented below, with comparative figures from the 1999 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)


                                          Three Months Ended         Six Months Ended
                                                June 30                   June 30
                                           2000         1999         2000         1999
                                           ----         ----         ----         ----
                                              (unaudited)               (unaudited)
Revenue:
    Net sales, revenue from
      services and rentals               $270,657     $258,729     $485,124     $449,794
    Interest, dividends and other           5,711        5,114       11,135       11,491
                                         --------     --------     --------     --------
        Total revenue                     276,368      263,843      496,259      461,285
                                         --------     --------     --------     --------

Costs and Expenses:
    Costs of goods sold, services
      and rentals                         200,901      198,834      371,477      343,483
    Selling, general and administrative    25,032       23,739       47,294       46,864
    Interest                                5,959        4,369       11,306        8,896
    Income taxes                           16,233       13,652       23,758       22,955
                                         --------     --------     --------     --------
        Total costs and expenses          248,125      240,594      453,835      422,198
                                         --------     --------     --------     --------

Income before cumulative effect of
  change in accounting method              28,243       23,249       42,424       39,087


Cumulative effect of change in
  accounting method for drydocking costs
  (net of income taxes of $7,668)
  (note d)                                   --           --         12,250         --
                                         --------     --------     --------     --------

Net Income                               $ 28,243     $ 23,249     $ 54,674     $ 39,087
                                         ========     ========     ========     ========

Basic and Diluted Earnings Per Share:
  Before cumulative effect of
    accounting change                    $   0.69     $   0.54     $   1.03     $   0.90
  Accounting change (note d)                 --           --           0.29         --
                                         --------     --------     --------     --------
  Net income                             $   0.69     $   0.54     $   1.32     $   0.90
                                         ========     ========     ========     ========

Dividends Per Share                      $  0.225     $  0.225     $  0.450     $  0.450

Average Numbers of Shares Outstanding      40,722       43,318       41,427       43,438
Outstanding


                      ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                           INDUSTRY SEGMENT DATA, NET INCOME
                                     (In thousands)

                                           Three Months Ended        Six Months Ended
                                                June 30                   June 30
                                           2000         1999         2000         1999
                                           ----         ----         ----         ----
                                              (unaudited)               (unaudited)
Revenue:
  Ocean Transportation                   $ 204,670    $ 187,836    $ 395,183    $ 357,031
  Property Development and Management:
    Leasing                                 12,409       10,833       24,305       22,420
    Sales                                   24,987       27,179       28,039       35,111
  Food Products                             33,504       37,269       47,170       45,271
  Other                                        798          726        1,562        1,452
                                         ---------    ---------    ---------    ---------
    Total Revenue                        $ 276,368    $ 263,843    $ 496,259    $ 461,285
                                         =========    =========    =========    =========

Operating Profit, Net Income:
  Ocean Transportation                   $  27,914    $  25,318    $  47,807    $  43,583
  Property Development and Management:
    Leasing                                  7,606        6,394       14,790       14,016
    Sales                                   18,917        9,949       19,618       15,489
  Food Products                             (2,060)       2,019            8        3,490
  Other                                        764          690        1,473        1,340
                                         ---------    ---------    ---------    ---------
    Total Operating Profit                  53,141       44,370       83,696       77,918
  Interest Expense                          (5,959)      (4,369)     (11,306)      (8,896)
  Corporate Expenses                        (2,706)      (3,100)      (6,208)      (6,980)
                                         ---------    ---------    ---------    ---------
  Income Before Taxes & Accounting Change   44,476       36,901       66,182       62,042
  Income Taxes                             (16,233)     (13,652)     (23,758)     (22,955)
                                         ---------    ---------    ---------    ---------
  Income Before Accounting Change           28,243       23,249       42,424       39,087
  Cumulative Effect of Accounting Change     --           --          12,250        --
                                         ---------    ---------    ---------    ---------
  Net Income                             $  28,243    $  23,249    $  54,674    $  39,087
                                         =========    =========    =========    =========



                       ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                                CONDENSED BALANCE SHEETS
                                     (In thousands)

                                                     June 30         December 31
                                                      2000              1999
                                                      ----              ----
                                                   (unaudited)        (audited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                        $    5,000        $    3,333
  Accounts and notes receivable, net                  136,046           136,637
  Inventories                                          15,743            15,927
  Real estate held for sale                             9,140            12,706
  Deferred income taxes                                12,582            16,260
  Prepaid expenses and other assets                     9,278            20,739
  Accrued deposits to Capital Construction Fund        (1,948)           (3,152)
                                                   ----------        ----------
    Total current assets                              185,841           202,450
                                                   ----------        ----------
Investments                                           143,703           158,726
                                                   ----------        ----------
Real Estate Developments                               62,585            60,810
                                                   ----------        ----------
Property, at cost                                   1,782,077         1,748,586
  Less accumulated depreciation and amortization      841,808           819,959
                                                   ----------        ----------
    Property - net                                    940,269           928,627
                                                   ----------        ----------
Capital Construction Fund                             142,380           145,391
                                                   ----------        ----------
Other Assets                                           98,595            65,456
                                                   ----------        ----------

    Total                                          $1,573,373        $1,561,460
                                                   ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft                                   $    5,970        $   --
  Notes payable and current portion of
    long-term debt                                     27,500            22,500
  Accounts payable                                     54,837            55,655
  Other                                                53,106            64,490
                                                   ----------        ----------
    Total current liabilities                         141,413           142,645
                                                   ----------        ----------
Long-term Liabilities:
  Long-term debt                                      329,249           277,570
  Post-retirement benefit obligations                  47,182            60,767
  Other                                                45,466            51,161
                                                   ----------        ----------
    Total long-term liabilities                       421,897           389,498
                                                   ----------        ----------
Deferred Income Taxes                                 364,028           358,354
                                                   ----------        ----------
Shareholders' Equity:
  Capital stock                                        33,307            34,933
  Additional capital                                   54,609            53,124
  Unrealized holding gains on securities               39,167            49,461
  Retained earnings                                   531,131           545,849
  Cost of treasury stock                              (12,179)          (12,404)
                                                   ----------        ----------
    Total shareholders' equity                        646,035           670,963
                                                   ----------        ----------

    Total                                          $1,573,373        $1,561,460
                                                   ==========        ==========


                       ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                           CONDENSED STATEMENTS OF CASH FLOWS
                                     (In thousands)

                                                        Six Months Ended
                                                            June 30
                                                     2000              1999
                                                     ----              ----
                                                           (unaudited)

Cash Flows from Operating Activities              $   50,265        $   49,235
                                                  ----------        ----------
Cash Flows from Investing Activities:
  Capital expenditures                               (51,764)          (27,854)
  Proceeds from disposal of property,
    investments and other assets                         752             2,856
  Deposits into Capital Construction Fund             (5,909)           (4,702)
  Withdrawals from Capital Construction Fund           7,716             6,168
  Change in investments, net                               5              (808)
                                                  ----------        ----------
    Net cash used in investing activities            (49,200)          (24,340)
                                                  ----------        ----------

Cash Flows from Financing Activities:
  Proceeds from issuances of long-term debt           64,000             5,000
  Payments of long-term debt                         (12,500)          (67,430)
  Proceeds (payments) of short-term
    commercial paper borrowings, net                   5,000            (5,000)
  Proceeds from issuances of capital stock                51                54
  Repurchases of capital stock                       (43,294)          (15,792)
  Dividends paid                                     (18,625)          (19,539)
                                                  ----------        ----------
    Net cash used in financing activities             (5,368)         (102,707)
                                                  ----------        ----------

Net Decrease in Cash and Cash Equivalents         $   (4,303)       $  (77,812)
                                                  ==========        ==========

Other Cash Flow Information:
  Interest paid, net of amounts capitalized       $   11,123        $    8,824
  Income taxes paid, net of refunds                   17,098            14,832

Other Non-Cash Information:
  Accrued deposits to (withdrawals from)
    Capital Construction Fund, net                    (1,204)            1,811
  Depreciation                                        34,478            38,973
  Tax-deferred property sales                         23,056            30,813
  Tax-deferred property purchases                      3,139             5,308
  Change in unrealized holding gains                 (10,295)          (13,730)


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of June 30, 2000, the condensed statements of income for the three months and six months ended June 30, 2000 and 1999, and the condensed statements of cash flows for the six months ended June 30, 2000 and 1999, are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the donation of appreciated stock.

(c) The Company's total non-owner changes in shareholders' equity consist of net income adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended June 30, 2000 and 1999 was $17 million and $18 million, respectively. Comprehensive income for the six months ended June 30, 2000 and 1999 was $44 million and $25 million, respectively.

(d) The cumulative effect of an accounting change in 2000 related to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period to the next drydocking. The new method amortizes the costs over the period of benefit and eliminates the uncertainty in estimating these costs. This change was made to conform with prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the condensed statements of income for the six months ended June 30, 2000 and resulted in income of $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per share.

     The effect of this change in accounting method as of January 1, 2000, on the condensed balance sheets, was to increase other assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000.

     The pro forma net income (assuming the new accounting method was applied retroactively) for the six months ended June 30, 2000 is $42,424,000 (or $1.03 per share). The pro forma effect of this accounting change to 1999 net income was not material.

(e) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

SECOND QUARTER EVENTS:

OPERATING RESULTS: Net income for the second quarter of 2000 was $28.2 million, or $0.69 per share. This represented a 21-percent increase over net income in the comparable period of 1999 of $23.2 million, or $0.54 per share. Revenue in the second quarter of 2000 was $276.4 million, compared with revenue of $263.8 million in the second quarter of 1999.

After an accounting change, net income for the first half of 2000 was $54.7 million, or $1.32 per share, versus $39.1 million, or $0.90 per share in the first half of 1999. The accounting change resulted in a one-time, non-cash increase to first-quarter 2000 earnings of $12.3 million. Revenue in the first half of 2000 was $496.3 million, compared with $461.3 million in the first half of 1999.

In the second quarter of 2000, operating profit was $53.1 million, which was $8.8 million, or 20-percent, higher than the $44.4 million operating profit in the second quarter of 1999. For the first half of 2000, operating profit was $83.7 million, an increase of $5.8 million, or seven percent, versus $77.9 million in the first half of 1999. In both the second quarter and first half of 2000, operating profit improved in ocean transportation and in property development and management, but operating results for the food products segment were lower.

Interest expense in both periods of 2000 was higher than in the corresponding periods in 1999, reflecting both higher rates and increased debt balances. Corporate expenses were lower in both periods.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $211.6 million at June 30, 2000, a decrease of $41.7 million from December 31, 1999. This net reduction was due primarily to an increase in outstanding debt to fund share repurchases totaling $43.3 million.

Working capital was $44.4 million at June 30, 2000, a decrease of $15.4 million from the amount at the end of 1999. This net decrease was due primarily to a decrease in other current assets, a decline in cash balances and an increase in short-term debt, partially offset by a decrease in short-term liabilities. The decrease in other current assets and in short-term liabilities was due primarily to the elimination of vessel drydocking accruals and related deferred income taxes (see Note d to the Company's condensed financial statements).

RESULTS OF SEGMENT OPERATIONS -
SECOND QUARTER 2000 COMPARED WITH THE SECOND QUARTER OF 1999

OCEAN TRANSPORTATION revenue of $204.7 million for the second quarter of 2000 was nine-percent higher than the 1999 second-quarter revenue. Operating profit of $27.9 million for the second quarter of 2000 was 10-percent higher than $25.3 million in the second quarter of 1999. The improvement was achieved in spite of a virtual doubling of bunker fuel prices from the second quarter of 1999, and it was due primarily to higher Hawaii auto volume, an improved mix of cargo and better results for non-Hawaii operations. Matson's second quarter 2000 Hawaii service container volume was about the same as in the 1999 second quarter, but automobile volume was 34-percent higher. The increase in automobile volume was due primarily to competitive gains.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $12.4 million for the second quarter of 2000 was 15-percent higher than the second quarter 1999 revenue, and operating profit of $7.6 million was 19-percent higher than in the comparable 1999 period. The increases were due primarily to additions to the property portfolio in the latter part of 1999 and higher rates of occupancy.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue for the second quarter of 2000 was $25.0 million, compared with $27.2 million in sales recorded in the second quarter of 1999. In the second quarter of 2000, operating profit from property sales was $18.9 million, nearly twice the second quarter 1999 operating profit of $9.9 million. Sales in the second quarter of 2000 included the sale of a ground lease under a Costco store in Kahului, Maui. Other sales in the second quarter of 2000 included six business parcels and six residential properties. Sales in the second quarter of 1999 included the sale of a 109,000 square foot office and research facility, one business parcel and three residential properties.

FOOD PRODUCTS revenue of $33.5 million for the second quarter of 2000 compared with $37.3 million in revenue reported for the comparable period of 1999. In the second quarter of 2000, the food products segment had an operating loss of $2.1 million, compared with $2.0 million of operating profit in the second quarter of 1999. The primary reasons for the unfavorable comparison were low U.S. raw sugar prices and continuing drought conditions that have lowered sugar production. U. S. raw sugar prices are at the lowest level in 22 years and the outlook is uncertain.

RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS 2000 COMPARED WITH THE FIRST SIX MONTHS OF 1999

OCEAN TRANSPORTATION revenue of $395.2 million for the first half of 2000 was 11-percent higher than in the first half of 1999 and operating profit of $47.8 million increased $4.2 million, or 10 percent, from $43.6 million in the first half of 1999. The year-to-date improvement was due to the same reasons cited for the second-quarter improvement, primarily higher Hawaii auto volume, an improved mix of cargo and better results for non-Hawaii operations. For the first half of 2000, Matson's Hawaii service container volume was two-percent higher than in the 1999 first half, but automobile volume was 49-percent higher. The increase in automobile volume was due primarily to competitive gains.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $24.3 million for the first half of 2000 was eight-percent higher than the results in the comparable 1999 period. First-half 2000 operating profit of $14.8 million was six-percent higher than in the first half of 1999. The increases were due primarily to additions to the property portfolio in the latter part of 1999 and higher occupancies. Year-to-date 2000 occupancy levels for Mainland properties averaged 96 percent, versus 93 percent in the first half of 1999. Average occupancy levels for Hawaii properties improved to 85 percent, versus 73 percent in the comparable period of 1999. The increase in Hawaii occupancy was experienced in retail and warehouse properties.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $28.0 million in the first half of 2000 compared with $35.1 million recorded in the first half of 1999. Operating profit of $19.6 million from property sales in the first half of 2000 was $4.1 million, or 27 percent, higher than $15.5 million in the first half of 1999. Sales in the first half of 2000 included the Costco ground lease, eight business parcels and 17 residential properties. Among the first half 1999 sales were the office and research facility, plus five business parcels and 11 residential properties.

FOOD PRODUCTS revenue of $47.2 million in the first half of 2000 compared with $45.3 million in revenue for the comparable period of 1999. However, in the first half of 2000, food products broke even on an operating profit basis, compared with operating profit of $3.5 million in the first half of 1999. Again, the reduction in operating profit was primarily the result of low U.S. raw sugar prices and continuing drought conditions that have lowered sugar production. Furthermore, U. S. raw sugar prices are at the lowest level in 22 years and the outlook is uncertain.

OTHER MATTERS

PROPERTY SALES: The mix of property sales in any year or quarter can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land and subdivision lots generally provides a greater contribution margin than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment.

ACCOUNTING CHANGE: The Company recorded an accounting change of $12.3 million (after-tax) in the first half of 2000, relating to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. This change was made to conform to prevailing industry accounting practices (see Note d to the Company's condensed financial statements).

CORPORATE ORGANIZATION: The Company merged its wholly owned subsidiary, A&B-Hawaii, Inc., into the Company on December 31, 1999. This merger had no adverse impact on operations or consolidated assets and obligations.

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first half of 2000, the Company sold six parcels of land for $23.1 million. The proceeds from these sales are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information." During the first half of 2000, the Company reinvested proceeds of $3.1 million on a tax-deferred basis. The reinvested proceeds are also reported under Other Non-Cash Information in the Statements of Cash Flows.

SHARE REPURCHASES: In the first half of 2000, the Company repurchased 2,173,395 shares of its common stock for an aggregate of $43.3 million (average of $19.92 per share).

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

ECONOMIC CONDITIONS: The economic performance for the state of Hawaii continues to improve. The index of leading economic indicators published by the State of Hawaii's Department of Business, Economic Development & Tourism (DBEDT) has leveled off in recent months, however is near its high point. Some economic measures already are improving nonetheless, such as unemployment, jobs and personal income growth. Construction jobs grew by a rapid 8.8% in the first quarter of 2000, the fastest rate of first-quarter growth since 1991. The contracting tax base, a measure of actual construction activity, expanded by a sharp 19.9% in the first quarter of 2000, relative to the year-earlier quarter.

In its June 2000 outlook, DBEDT raised its projections for growth in real gross state product for the year 2000 to 3.5% (from 2.5% in its March 2000 outlook), for 2001 to 3.0% (from 2.7%), and for 2002, it remained the same at 2.6%. The external factors cited for raising the projections were the continuing strength of the U.S. mainland economy and improvement in the Asian economies. Rising growth in visitor arrivals is anticipated, with the projection for growth in 2000 now at 3.8% percent (up from 2.3%). This increase is the net result of continued growth in the number of arrivals from the U. S. mainland, offset, in part, by a diminishing rate of decrease in visitor arrivals from Japan.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) economic conditions in Hawaii and elsewhere; (2) market demand; (3) competitive factors and pricing pressures in the Company's primary markets; (4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (5) dependence on third-party suppliers; (6) fuel prices; (7) raw sugar prices; (8) labor relations; (9) risks associated with current or future litigation; and
(10) other risk factors described elsewhere in such communications and from time to time in the Company's filings with the SEC.

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

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      At the Annual Meeting of Shareholders of the Company held on April 27, 2000, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, and (ii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

  (i)  Election of Directors                 For           Withheld

       Michael J. Chun                     38,436,664       706,301
       Leo E. Denlea, Jr.                  38,415,634       727,331
       W. Allen Doane                      38,432,720       710,245
       Walter A. Dods, Jr.                 38,251,213       891,752
       Charles G. King                     38,423,840       719,125
       Carson R. McKissick                 38,432,365       710,600
       C. Bradley Mulholland               38,797,371       345,594
       Lynn M. Sedway                      38,438,423       704,542
       Maryanna G. Shaw                    38,422,680       720,285
       Charles M. Stockholm                38,432,617       710,348


 (ii)  Election of Auditors        For        Against      Abstain
                                   ---        -------      -------

                               38,978,648     53,437       110,880


There were no broker non-votes at the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          10.  Material contracts.

               10.a.(xxvii) Eighth Amendment dated May 3, 2000 to the Revolving Credit Agreement ("Agreement") between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (A&B-Hawaii, Inc., an original party to the Agreement, was merged into Alexander & Baldwin, Inc. effective
               December 31, 1999).

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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  August 11, 2000                       /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                           Sr. Vice President, Chief
                                        Financial Officer and Treasurer




Date:  August 11, 2000                       /s/ Thomas A. Wellman
                                        -------------------------------
                                               Thomas A. Wellman
                                                   Controller

                                 EXHIBIT INDEX
                                 -------------

10.	Material contracts.

      10.a.(xxvii)  Eighth Amendment dated May 3, 2000 to the
      Revolving Credit Agreement ("Agreement") between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (A&B-Hawaii, Inc., an original party to the Agreement, was merged into Alexander & Baldwin, Inc. effective
      December 31, 1999).

11.	Statement re Computation of Per Share Earnings.

27.	Financial Data Schedule.