Form 10-Q
period 2000-09-30
ALEXANDER & BALDWIN INC
filed 2000-11-13
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000
                                    ------------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
September 30, 2000:                                              40,446,085

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 2000 are presented below, with comparative figures from the 1999 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                         Three Months Ended         Nine Months Ended
                                            September 30              September 30
                                          2000         1999         2000         1999
                                          ----         ----         ----         ----
                                             (unaudited)               (unaudited)
Revenue:
    Net sales, revenue from
      services and rentals              $ 267,572    $ 240,690    $ 752,696    $ 690,484
    Interest, dividends and other           5,906        4,214       15,041       15,705
                                        ---------    ---------    ---------    ---------
        Total revenue                     273,478      244,904      767,737      706,189
                                        ---------    ---------    ---------    ---------

Costs and Expenses:
    Costs of goods sold, services
      and rentals                         210,520      192,440      581,997      535,923
    Selling, general and administrative    22,659       20,836       67,953       67,700
    Interest                                6,661        4,209       17,967       13,105
    Income taxes                           12,284        8,943       36,042       31,898
                                        ---------    ---------    ---------    ---------
        Total costs and expenses          252,124      226,428      703,959      648,626
                                        ---------    ---------    ---------    ---------

Income before cumulative effective of
  change in accounting method              21,354       18,476       63,778       57,563

Cumulative effect of change in
  accounting method for drydocking costs
  (net of income taxes of $7,668)
  (note d)                                  --           --          12,250        --
                                        ---------    ---------    ---------    ---------

Net Income                              $  21,354    $  18,476    $  76,028    $  57,563
                                        =========    =========    =========    =========

Basic Earnings Per Share:
  Before cumulative effect of
    accounting change                   $    0.53    $    0.43    $    1.55    $    1.33
  Accounting change (note d)                --           --            0.30        --
                                        ---------    ---------    ---------    ---------
  Net income                            $    0.53    $    0.43    $    1.85    $    1.33
                                        =========    =========    =========    =========

Diluted Earnings Per Share:
    Before cumulative effect of
      accounting change                 $    0.52    $    0.43    $    1.55    $    1.33
    Accounting change (note d)              --           --            0.30        --
                                        ---------    ---------    ---------    ---------
    Net income                          $    0.52    $    0.43    $    1.85    $    1.33
                                        =========    =========    =========    =========

Dividends Per Share                     $   0.225    $   0.225    $   0.675    $   0.675

Average Numbers of Shares Outstanding      40,439       43,223       41,095       43,366


                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       INDUSTRY SEGMENT DATA, NET INCOME
                                 (In thousands)

                                           Three Months Ended         Nine Months Ended
                                               September 30             September 30
                                            2000         1999         2000         1999
                                            ----         ----         ----         ----
                                               (unaudited)               (unaudited)
Revenue:
  Ocean Transportation                    $ 211,214    $ 185,529    $ 606,397    $ 542,560
  Property Development and Management:
    Leasing                                  12,759       10,852       37,064       33,272
    Sales                                    14,435        7,985       42,474       43,096
  Food Products                              34,294       39,812       79,464       85,083
  Other                                         776          726        2,338        2,178
                                          ---------    ---------    ---------    ---------
    Total Revenue                         $ 273,478    $ 244,904    $ 767,737    $ 706,189
                                          =========    =========    =========    =========

Operating Profit, Net Income:
  Ocean Transportation                    $  26,106    $  21,896    $  73,913    $  65,479
  Property Development and Management:
    Leasing                                   7,467        6,562       22,257       20,578
    Sales                                     5,472        1,590       25,090       17,079
  Food Products                               2,901        4,828        2,909        8,318
  Other                                         745          693        2,218        2,033
                                          ---------    ---------    ---------    ---------
    Total Operating Profit                   42,691       35,569      126,387      113,487
  Interest Expense                           (6,661)      (4,209)     (17,967)     (13,105
  Corporate Expenses                         (2,392)      (3,941)      (8,600)     (10,921
                                          ---------    ---------    ---------    ---------
  Income Before Taxes and Accounting
    Change                                   33,638       27,419       99,820       89,461
  Income Taxes                              (12,284)      (8,943)     (36,042)     (31,898
                                          ---------    ---------    ---------    ---------
  Income Before Accounting Change            21,354       18,476       63,778       57,563
  Cumulative Effect of Accounting Change      --           --          12,250        --
                                          ---------    ---------    ---------    ---------
  Net Income                              $  21,354    $  18,476    $  76,028    $  57,563
                                          =========    =========    =========    =========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                          September 30      December 31
                                                              2000              1999
                                                              ----              ----
                                                           (unaudited)        (audited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                              $   11,275        $    3,333
    Accounts and notes receivable, net                        143,735           136,637
    Inventories                                                 8,584            15,927
    Real estate held for sale                                   8,375            12,706
    Deferred income taxes                                      12,576            16,260
    Prepaid expenses and other assets                          12,231            20,739
    Accrued deposits to Capital Construction Fund              (1,579)           (3,152)
                                                           ----------        ----------
        Total current assets                                  195,197           202,450
                                                           ----------        ----------
Investments                                                   159,123           158,726
                                                           ----------        ----------
Real Estate Developments                                       65,167            60,810
                                                           ----------        ----------
Property, at cost                                           1,819,925         1,748,586
    Less accumulated depreciation and amortization            858,478           819,959
                                                           ----------        ----------
        Property - net                                        961,447           928,627
                                                           ----------        ----------
Capital Construction Fund                                     144,664           145,391
                                                           ----------        ----------
Other Assets                                                   95,432            65,456
                                                           ----------        ----------

        Total                                              $1,621,030        $1,561,460
                                                           ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt    $   37,500        $   22,500
    Accounts payable                                           57,202            55,655
    Other                                                      56,978            64,490
                                                           ----------        ----------
        Total current liabilities                             151,680           142,645
                                                           ----------        ----------
Long-term Liabilities:
    Long-term debt                                            332,240           277,570
    Post-retirement benefit obligations                        46,173            60,767
    Other                                                      44,788            51,161
                                                           ----------        ----------
        Total long-term liabilities                           423,201           389,498
                                                           ----------        ----------
Deferred Income Taxes                                         370,307           358,354
                                                           ----------        ----------
Shareholders' Equity:
    Capital stock                                              33,317            34,933
    Additional capital                                         54,943            53,124
    Unrealized holding gains on securities                     47,279            49,461
    Retained earnings                                         552,481           545,849
    Cost of treasury stock                                    (12,178)          (12,404)
                                                           ----------        ----------
        Total shareholders' equity                            675,842           670,963
                                                           ----------        ----------

        Total                                              $1,621,030        $1,561,460
                                                           ==========        ==========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       Nine Months Ended
                                                          September 30
                                                     2000              1999
                                                     ----              ----
                                                          (unaudited)
Cash Flows from Operating Activities              $   88,075        $  112,852
                                                  ----------        ----------

Cash Flows from Investing Activities:
    Capital expenditures                             (78,718)          (41,375)
    Proceeds from disposal of property,
      investments and other assets                     2,224             3,097
    Deposits into Capital Construction Fund           (8,722)          (16,818)
    Withdrawals from Capital Construction Fund         7,925             6,560
    Change in investments, net                        (1,639)           (5,704)
                                                  ----------        ----------
        Net cash used in investing activities        (78,930)          (54,240)
                                                  ----------        ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt         78,500            20,000
    Payments of long-term debt                       (24,000)          (96,709)
    Proceeds (payments) of short-term
      commercial paper borrowings, net                15,000           (15,000)
    Proceeds from issuances of capital stock             313                54
    Repurchases of capital stock                     (43,294)          (20,724)
    Dividends paid                                   (27,722)          (29,264)
                                                  ----------        ----------
        Net cash used in financing activities         (1,203)         (141,643)
                                                  ----------        ----------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                     $    7,942        $  (83,031)
                                                  ==========        ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized     $   18,196        $   13,426
    Income taxes paid, net of refunds                 17,567            17,922

Other Non-Cash Information:
    Accrued withdrawals from Capital
      Construction Fund, net                          (1,573)           (7,897)
    Depreciation                                      52,411            56,647
    Tax-deferred property sales                       35,923            34,883
    Tax-deferred property purchases                   23,134            32,798
    Change in unrealized holding gains                (2,182)          (10,829)



FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of September 30, 2000, the condensed statements of income for the three months and nine months ended September 30, 2000 and 1999, and the condensed statements of cash flows for the nine months ended September 30, 2000 and 1999, are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the donation of appreciated stock.

(c) The Company's total non-owner changes in shareholders' equity consist of net income adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended September 30, 2000 and 1999 was $29 million and $21 million, respectively. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $74 million and $47 million, respectively.

(d) The cumulative effect of an accounting change in 2000 related to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period to the next drydocking. The new method amortizes the costs over the period of benefit and eliminates the uncertainty in estimating these costs. This change was made to conform with prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the condensed statements of income for the nine months ended September 30, 2000, and resulted in income of $12,250,000 (net of income tax expense of $7,668,000), or $0.30 per share.

     The effect of this change in accounting method, on the condensed balance sheets as of January 1, 2000, was to increase other assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000.

     The pro forma net income (assuming the new accounting method was applied retroactively) for the nine months ended September 30, 2000 is $63,778,000 (or $1.55 per share). The pro forma effect of this accounting change to 1999 net income was not material.

(e) Certain amounts have been reclassified to conform with the current year's presentation.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

THIRD QUARTER EVENTS:

OPERATING RESULTS: Net income for the third quarter of 2000 was $21.4 million, or $0.53 per share ($0.52 per share, diluted). Net income for the comparable period of 1999 was $18.5 million, or $0.43 per share. Revenue for the third quarter of 2000 was $273.5 million, compared with revenue of $244.9 million in the third quarter of 1999.

After an accounting change, net income for the first nine months of 2000 was $76.0 million, or $1.85 per share, versus $57.6 million, or $1.33 per share in the first nine months of 1999. The accounting change resulted in a one-time, non-cash increase to first quarter 2000 earnings of $12.3 million, or $0.30 per share. Revenue in the first nine months of 2000 was $767.7 million, compared with $706.2 million in the first nine months of 1999.

In the third quarter of 2000, operating profit was $42.7 million. That was $7.1 million, or 20-percent, higher than the $35.6 million in the third quarter of 1999. For the first nine months of this year, operating profit was $126.4 million, an increase of $12.9 million, or 11 percent, versus $113.5 million in the first nine months of 1999. Higher results in both the third quarter and the first nine months of 2000 were due to improved results in property development and management and in ocean transportation.

Interest expense in both periods of 2000 was higher than in the corresponding periods in 1999, reflecting both increased debt balances and higher rates. Corporate expenses were lower in both periods.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $203.4 million at September 30, 2000, a decrease of $50.0 million from December 31, 1999.
This net reduction was due primarily to an increase in outstanding debt to fund share repurchases and capital expenditures.

Working capital was $43.5 million at September 30, 2000, a decrease of $16.3 million from the amount at the end of 1999. This net decrease was due primarily to an increase in short-term debt, and a decrease in other current assets and inventories, partially offset by an increase in cash and receivables, and a decrease in other current liabilities. The decrease in other current assets and in short-term liabilities was due primarily to the elimination of vessel drydocking accruals and related deferred income taxes (see Note d to the Company's condensed financial statements).

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 2000 COMPARED WITH THE THIRD QUARTER 1999

OCEAN TRANSPORTATION revenue of $211.2 million for the third quarter of 2000 was 14-percent higher than the 1999 third-quarter revenue. In the third quarter of 2000, operating profit was $26.1 million. That was an increase of $4.2 million, or 19 percent, from $21.9 million in the third quarter of 1999. This improvement was made in spite of a nearly 60-percent increase in the price of bunker fuel from the year-earlier quarter, and it was due primarily to higher Hawaii service auto and container volumes and to a fuel surcharge that partially offset the increase in fuel costs. An additional fuel surcharge of one percent (from 3.25% to 4.25%) was implemented for Hawaii and Guam, effective October 15, 2000. Third quarter 2000 Hawaii service container volume was two-percent higher than in the 1999 third quarter, and automobile volume was 28-percent higher. The increase in automobile volume was due primarily to competitive gains.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $12.8 million for the third quarter of 2000 was $1.9 million, or 18-percent, higher than the $10.9 million earned in the third quarter of 1999. Property leasing operating profit of $7.5 million for the third quarter of 2000 was $0.9 million, or 14-percent, higher than in the third quarter of 1999. These increases were due primarily to additions to the property portfolio and higher occupancies.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $14.4 million for the third quarter of 2000 compared with $8.0 million in the third quarter of 1999. Operating profit resulting from these property sales was $5.5 million in the third quarter of 2000, versus $1.6 million in the 1999 third quarter. Sales in the third quarter of 2000 included the sale of a 13-acre parcel at Maui Business Park to Home Depot, two business parcels and six residential properties. Sales in the third quarter of 1999 included the sale of 1,800 acres of undeveloped land in California, and four lots for light industrial development and seven residential properties on the island of Maui.

FOOD PRODUCTS revenue of $34.3 million for the third quarter of 2000 was 14-percent lower than the revenue reported for the comparable period of 1999. In the third quarter of 2000, operating profit was $2.9 million, compared with $4.8 million in the third quarter of 1999. The primary reasons for the declines in revenue and operating profit were extremely low U. S. raw sugar prices and a decline in raw sugar production that resulted from drought conditions on Maui. U. S. raw sugar prices were at the lowest level in 22 years in the second quarter and in the beginning of the third quarter of 2000. Raw sugar prices have increased since then; however, the outlook for sugar prices is uncertain.


RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 2000 COMPARED WITH THE FIRST NINE MONTHS OF 1999

OCEAN TRANSPORTATION revenue of $606.4 million for the first nine months of 2000 was 12-percent higher than in the comparable 1999 period. In the first nine months of 2000, operating profit was $73.9 million. This was an increase of $8.4 million, or 13 percent, from $65.5 million in the first nine months of 1999. This increase was due to the same reasons cited for the third quarter increase. Matson's Hawaii service container volume in the first nine months of 2000 was two-percent higher than in the first nine months of 1999, and automobile volume was 42-percent higher. The increase in automobile volume was due primarily to competitive gains.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $37.1 million for the first nine months of 2000 was 11-percent higher than the $33.3 million in the first nine months of 1999. Property leasing operating profit of $22.3 million for the first nine months of 2000 was eight-percent higher than the $20.6 million earned in the first nine months of 1999, in spite of the fact that the prior year period had benefited from the one-time buyout of a long-term ground lease. These increases were due to the same reasons cited for the third quarter increases. Year-to-date 2000 occupancy levels for U. S. Mainland properties averaged 96 percent, versus 94 percent in the first nine months of 1999. Year-to-date 2000 occupancy levels for Hawaii properties improved to 85 percent, versus 78 percent in the comparable period of 1999.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue was $42.5 million for the first nine months of 2000, compared with $43.1 million in sales recorded in the first nine months of 1999. Operating profit resulting from these property sales was $25.1 million, which was $8.0 million, or 47-percent, higher than the $17.1 million in the first nine months of 1999. Sales in the first nine months of 2000 included the sale of a ground lease under a Costco store, a 13-acre parcel at Maui Business Park to Home Depot, 14 business parcels, and 18 residential properties. Sales in the first nine months of 1999 included an office and research facility, 1,800 acres of undeveloped land, four lots for light industrial development, five business parcels, and 18 residential properties.

FOOD PRODUCTS revenue of $79.5 million for the first nine months of 2000 was 7-percent lower than the revenue reported for the comparable period of 1999. For the first nine months of 2000, operating profit also was $2.9 million, compared with $8.3 million in the first nine months of 1999. These decreases were due to the same reasons cited for the third quarter declines.

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

NEW ACCOUNTING STANDARDS: In December 1999, the Securities & Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101. This document provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. The Company believes that this Standard will not have any material impact on the Company's earnings or equity.

In addition, Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998, amended in June 1999 by Statement No. 137 and again amended in June 2000 by Statement No.138. While the Company is currently evaluating the potential impacts of these Standards, it does not believe that the Standards will have any material impact on the Company's earnings or equity.

ACCOUNTING CHANGE: The Company recorded an after-tax accounting change of $12.3 million, or $0.30 per share, in the first nine months of 2000, relating to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method.
This change was made to conform to prevailing industry accounting practices (see Note d to the Company's condensed financial statements).

TAX-DEFERRED REAL ESTATE EXCHANGES: In the first nine months of 2000, the Company sold nine parcels of land for $35.9 million. The proceeds from these sales are reflected in the Statements of Cash Flows under the caption "Other Non-Cash Information." During the first nine months of 2000, the Company reinvested proceeds of $23.1 million on a tax-deferred basis. The reinvested proceeds are also reported under Other Non-Cash Information in the Statements of Cash Flows.

SHARE REPURCHASES: In the first nine months of 2000, the Company repurchased 2,173,395 shares of its common stock for an aggregate of $43.3 million (average of $19.92 per share).

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

ECONOMIC CONDITIONS: Current measures of the economic performance for the state of Hawaii continue to improve. However, the index of leading economic indicators published by the State of Hawaii's Department of Business, Economic Development & Tourism (DBEDT), indicates a slowdown in the acceleration of growth in 2001, as the U. S. Mainland economy also decelerates. In the second quarter of 2000, civilian employment was up 3.37 percent and unemployment declined to 4.47 percent. Personal income expanded by 4.3 percent, compared to the same period in 1999. Excluding the third quarter of 1999, this represented the fastest year-over-year rate of growth since 1993. Construction activity kept up with the pace set in the first quarter of 2000 and this trend may continue into next year. The contracting tax base, a measure of actual construction activity, expanded by 17.9 percent in the second quarter of 2000, relative to the year-earlier quarter. Growth from general excise and use tax, a relatively good barometer of the State's economy, was up 11.1 percent for the first half of 2000, compared to 1999.

In its September 2000 outlook, DBEDT projected growth in real gross state product for the year 2000 of 3.5% (from 2.5% in 1999), for 2001 of 2.9%, and for 2002 of 2.3%. The external factors cited for the improvement over 1999 were the continuing strength of the U.S. Mainland economy and improvement in the Asian economies. Rising growth in visitor arrivals is anticipated, with the projection for growth in 2000 now at 4.8% (up from 3.8% in the June 2000 outlook). This increase is the net result of continued growth in the number of arrivals from the U. S. Mainland and an improvement in visitor arrivals from Japan.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          10.  Material contracts.

               10.b.1.(xli) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000.

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



                                  ALEXANDER & BALDWIN, INC.
                              -------------------------------
                                        (Registrant)


Date:  November 10, 2000           /s/ James S. Andrasick
                              -------------------------------
                                     James S. Andrasick
                                 Sr. Vice President, Chief
                              Financial Officer and Treasurer


Date:  November 10, 2000           /s/ Thomas A. Wellman
                              -------------------------------
                                     Thomas A. Wellman
                                         Controller

                                 EXHIBIT INDEX
                                 -------------

10.  Material contracts.

     10.b.1.(xli) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000.

11.  Statement re Computation of Per Share Earnings.

27.  Financial Data Schedule.