Form 10-K
period 2000-12-31
ALEXANDER & BALDWIN INC
filed 2001-03-26
CIK 3453

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

    C.   Food Products .............................................. 15
         (1)   Production ........................................... 15
         (2)   Marketing of Sugar and Coffee......................... 17
         (3)   Competition and Sugar Legislation .................... 18
         (4)   Properties and Water ................................. 20

    D.   Employees and Labor Relations .............................. 20

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

Item 8.   Financial Statements and Supplementary Data ............... 26

Item 9.   Changes in and Disagreements With
          Accountants on Accounting and Financial
          Disclosure ................................................ 26


                                    PART III

Item 10.  Directors and Executive Officers of
          the Registrant ............................................ 26

    A.   Directors    ............................................... 26

    B.   Executive Officers of the Registrant ....................... 27

Item 11.  Executive Compensation .................................... 28

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management ..................................... 29

Item 13.  Certain Relationships and Related
          Transactions  ..............................................29


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K ................................... 29

    A.   Financial Statements ....................................... 29

    B.   Financial Statement Schedules .............................. 29

    C.   Exhibits Required by Item 601 of
         Regulation S-K ............................................. 30

    D.   Reports on Form 8-K ........................................ 38

Signatures    ....................................................... 39

Independent Auditors' Report ........................................ 41

Schedule I    ....................................................... 42

Independent Auditors' Consent ....................................... 47

                           ALEXANDER & BALDWIN, INC.
                           -------------------------

                                   FORM 10-K
                                   ---------

                       ANNUAL REPORT FOR THE FISCAL YEAR
                            ENDED DECEMBER 31, 2000


                                     PART I
                                     ------

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES
---------------------------------------

      Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations and related shoreside operations of A&B are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson"), and several Matson subsidiaries. Real property and food products operations are conducted by A&B and certain other wholly-owned subsidiaries of A&B.

      The industry segments of A&B are as follows:

      A.  Ocean Transportation - carrying freight, primarily between various
          --------------------
          ports on the United States Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; providing terminal, stevedoring, tugboat and container equipment maintenance services in Hawaii; arranging intermodal transportation in North America; and providing supply and distribution services.

      B.  Property Development and Management - purchasing, developing,
          -----------------------------------
          selling, managing and leasing retail, office, industrial, commercial and residential properties, in Hawaii and on the U.S. Mainland.

      C.  Food Products - growing sugar cane and coffee in Hawaii; producing
          -------------
          bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; generating and selling electricity; and producing composite panel board from sugar cane fiber.

      For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2000, see "Industry Segment Information" on page 26 of the Alexander & Baldwin, Inc. 2000 Annual Report to Shareholders ("2000 Annual Report"), which information is incorporated herein by reference.


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

               Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 2000, a fiscal year which for Matson consisted of 52 weeks, Matson carried 151,496 containers (compared with 151,215 in 1999, which consisted of 53 weeks) and 132,186 motor vehicles (compared with 101,095 in 1999) between those destinations. In response to the strengthening Hawaii economy and an increase in demand, Matson added a seventh vessel to its Hawaii Service in May 2000 and an eighth vessel in October 2000, and increased the frequency of service. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated cargoes, packaged foods, building materials and motor vehicles. Principal eastbound cargoes carried by Matson from Hawaii include household goods, canned pineapple, refrigerated containers of fresh pineapple, motor vehicles and molasses. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

               Matson's Guam Service provides containership freight service between the United States Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established in 1996 by Matson and American President Lines, Ltd. ("APL") to provide freight service between the United States Pacific Coast and Hawaii, Guam, and several Far East ports. In 2000, Matson carried 18,165 containers (compared with 17,614 in 1999) and 2,616 automobiles (compared with 2,215 in 1999) in the Guam Service. The alliance currently utilizes five vessels (three Matson vessels and two APL vessels) in a schedule which provides service from the United States Pacific Coast to Guam and Micronesia, continuing through Far East ports, and returning to California.

               Through October 2000, Matson's Pacific Coast Service provided containership freight service between Los Angeles, Oakland, Seattle, and Vancouver, Canada. Beginning in November, that service was succeeded by the Pacific Coast Express, a twice-weekly rail and truck service between Los Angeles and Seattle operated by Matson Intermodal System, Inc. ("Matson Intermodal"), a wholly-owned subsidiary of Matson, and weekly containership service between Seattle and Oakland. In 2000, Matson carried 22,842 containers in the Pacific Coast Service (compared with 33,676 in 1999) and transported 2,678 containers in the Pacific Coast Express.

               Matson's Mid-Pacific Service offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

               See "Rate Regulation" below with respect to Matson's freight rates.

            (2)   VESSELS
                  -------

                  Matson's cargo fleet consists of eleven containerships, four combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. Currently, three containerships are time-chartered to APL in connection with the Pacific Alliance Service, and two container/trailerships are bareboat-chartered to Sea Star Line, LLC, which operates the vessels in the Florida-Puerto Rico trade. These nineteen vessels represent an investment of approximately $770,352,000 expended over the past 30 years. The majority of vessels in the Matson cargo fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act, 1936, as amended.

                  Matson's fleet units are described on the list on the following page.

                  As a complement to its fleet, Matson owns approximately 15,900 containers, 9,900 container chassis, 535 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 2000 for vessels, equipment and systems totaled approximately $36,800,000.

            (3)   TERMINALS
                  ---------

                  Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 108-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled 402,500 containers in 2000 (compared with 373,048 in 1999), and can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. In 2000, planning was finalized for a $32 million terminal improvements project that will include converting the Honolulu marine terminal from a straddle carrier-based container handling system to a chassis-based system. The project is expected to be completed substantially during 2001.

                  SSA Terminals, LLC ("SSAT"), a joint venture formed by Matson and Stevedoring Services of America ("SSA") in July 1999, provides terminal and stevedoring services at West Coast terminal facilities in Los Angeles, Long Beach, Oakland and Seattle.

                  Capital expenditures incurred by Matson Terminals for terminals and equipment totaled approximately $1,500,000 in 2000.



                                                  MATSON NAVIGATION COMPANY, INC.
                                                  -------------------------------

                                                           FLEET - 3/1/01
                                                           --------------


                                                                                             Usable Cargo Capacity
                                                                        -----------------------------------------------------------
                                                                                  Containers                Vehicles      Molasses
                                 Year             Maximum    Maximum    -------------------------------  --------------   --------
               Official Year    Recon-             Speed   Deadweight                   Reefer
Vessel Name     Number  Built  structed   Length  (Knots)  (Long Tons)  20'  24'   40'  Slots   TEUs (1) Autos Trailers  Short Tons
-----------------------------------------------------------------------------------------------------------------------------------


Diesel-Powered Ships
--------------------
R.J. PFEIFFER   979814  1992            713'6"     23.0      27,100     48   171    988  300     2,229      --     --          --
MOKIHANA (2)    655397  1983            860'2"     23.0      30,167    182     0  1,340  408     2,824      --     --	       --
MAHIMAHI (2)    653424  1982            860'2"     23.0      30,167    182     0  1,340  408     2,824	   --	--          --
MANOA (2)       651627  1982            860'2"     23.0      30,187    182     0  1,340  408     2,824	   --	--          --

Steam-Powered Ships
-------------------
KAUAI           621042  1980     1994   720'5-1/2" 22.5      26,308     --   458    538  300     1,626      44     --       2,600
MAUI            591709  1978     1993   720'5-1/2" 22.5      26,623     --   458    538  300     1,626      --     --       2,600
EL YUNQUE (3)   573223  1976     1990   790'9"     21.5      14,551     48    --    420  168       960     323    112          --
EL MORRO (3)    557149  1974     1990   790'9"     21.5      14,976     48    --    420  168       960     323    110          --
MATSONIA        553090  1973     1987   760'0"     21.5      22,501     16   128    771  285     1,712     450     56       4,300
LURLINE         549900  1973     1982   826'6"     21.5      22,213      6   162    713  292     1,379     220     81       2,100
EWA (4)         530140  1972     1978   787'8"     21.0      38,747    286   276    681  228     1,979	   --	--	       --
CHIEF GADAO     530138  1971     1978   787'8"     21.0      37,346    230   464    597  274     1,981	   --	--	       --
LIHUE           530137  1971     1978   787'8"     21.0      38,656    286   276    681  188     1,979	   --	--	       --
MANULANI        528400  1970            720'5-1/2" 22.5      27,109     26   160    659  216     1,536      --     --       5,300
MANUKAI (4)     524219  1970            720'5-1/2" 22.5      27,107     --   537    416  251     1,476      --     --       5,300

Tugs and Barges
---------------
WAIALEALE (5)   978516  1991            345'0"      --        5,621     --    --     --   35       --      230     45	       --
ISLANDER (6)    933804  1988            372'0"      --        6,837     --   276     24   70       380      --     --          --
MAUNA LOA (6)   676973  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
HALEAKALA (6)   676972  1984            350'0"      --        4,658     --   144     72   84       316      --     --       2,100
MAOI (7)        618705  1980             75'0"     10.0         --
JOE SEVIER (7)  500799  1965             80'0"     10.0         --
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



            (4)   OTHER SERVICES
                  --------------

                  Matson Intermodal is an intermodal marketing company which arranges North American rail and truck transportation for shippers and carriers, frequently in conjunction with ocean transportation. Through volume purchases of rail and motor carrier transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal currently has 28 offices and manages 30 equipment depots across the United States Mainland.

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

            (5)   COMPETITION
                  -----------

                  Matson's Hawaii and Guam Services have one major containership competitor which serves Long Beach, Oakland, Tacoma, Honolulu and Guam.

                  Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes and air cargo services. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates. Competitors in the Pacific Coast Express include other truck, rail and ocean carrier services.

                  Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates 208 Hawaii round-trip voyages per year, 60 percent more than its closest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because it decreases their overall distribution costs. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing.

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

            (6)   LABOR RELATIONS
                  ---------------

                  The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Matson's operations have not been disrupted significantly by strikes in the past 29 years. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

            (7)   RATE REGULATION
                  ---------------

                  Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate. Matson filed a 3.9 percent across-the-board increase in its Hawaii Service shipping rates, which became effective on February 14, 2000. Also in 2000, substantial increases in bunker fuel costs required Matson on three occasions to file increases in the fuel surcharge, which rose from 1.75 percent at the beginning of 2000 to 4.25 percent at the end of 2000. A 3.5 percent across-the-board increase in the Hawaii Service became effective on February 14, 2001.

      B.    PROPERTY DEVELOPMENT AND MANAGEMENT
            -----------------------------------

            (1)   GENERAL
                  -------

                  A&B and its subsidiaries own approximately 91,100 acres of land, consisting of approximately 90,800 acres in Hawaii and approximately 300 acres elsewhere, as follows:

            LOCATION                                 NO. OF ACRES
            --------                                 ------------
            Oahu  ...................................       38
            Maui  ...................................   68,898
            Kauai  ..................................   21,898
            California  .............................      121
            Texas  ..................................       66
            Washington  .............................       13
            Arizona  ................................       28
            Nevada  .................................       19
            Colorado  ...............................       10
                                                        ------
              TOTAL  ................................   91,091
                                                        ======

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land leased to ranchers, watershed and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,403 acres on Maui and Kauai are leased from third parties.

         CURRENT USE                                     NO. OF ACRES
         -----------                                     ------------
       HAWAII
     Fully-entitled urban (defined below) ...............    1,292
     Agricultural, pasture and
       miscellaneous ....................................   60,195
     Watershed land/conservation ........................   29,347

       U.S. MAINLAND
     Fully-entitled urban ...............................      247
     Agriculture, pasture and
       miscellaneous ....................................       10
                                                            ------
         TOTAL ..........................................   91,091
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

                  As described in more detail below, in 2000, work to obtain entitlements for urban use focused on (i) obtaining Community Plan designations for various A&B lands on Maui, and (ii) obtaining County entitlements for a proposed single-family subdivision on Maui. The Community Plans serve to guide planning and development activity on Maui. A&B has obtained and continues to seek various urban designations for its undeveloped lands within the four Com-munity Plans where most of its Maui lands are located.

            (3)   RESIDENTIAL PROJECTS
                  --------------------

                  A&B is pursuing a number of residential projects in Hawaii, including:

                  (a)   KUKUI'ULA.  Kukui'Ula is a 1,045-acre master planned
                        ---------
resort residential community located in Poipu, Kauai. Approximately 837 acres are fully entitled for up to 900 hotel and vacation ownership (timeshare) units, 3,000 residential units, a golf course, and commercial uses. The balance of the project is partially entitled and planned for up to 750 residential units. During 2000, A&B, through its subsidiary, Kukui'ula Development Company, Inc. ("KDC"), engaged in a number of development activities intended to position the project for resort development and for securing bulk buyers and joint venture partners.

                  In December 2000, KDC received tentative approval from the County of Kauai for the large lot subdivision of the project. Final sub-division approval, which will enable KDC to convey fee simple title to these land areas to a joint venture or bulk buyer, is anticipated in the second quarter of 2001. Also in December, State permits were obtained to implement the initial phase of beach improvements. The result is a larger and more attractive beach that will be a crucial amenity to the Kukui'Ula resort community.

                  Discussions with potential joint venture partners, as well as hotel, timeshare and golf course developers, have been held and are ongoing. Other activities include updating the project's overall water master plan and identifying short-term and long-term water sources, preparing preliminary phasing plans and construction cost estimates, analyzing infrastructure requirements, and addressing various zoning requirements.

                  Sales of lots at Koloa Estates, Kukui'Ula's initial residential project, continued in 2000. Koloa Estates features 32 large lots of at least one-half acre in size, underground utilities and common area landscaping. Over half the lots have been purchased by U.S. Mainland buyers, including second home buyers and retirees. As of March 1, 2001, 24 lots have been sold and 7 lots are in escrow. Plans are under way to obtain necessary governmental permits for the next residential phase at Kukui'Ula.

                  (b)   THE VINTAGE AT KAANAPALI.  In October 1999, the Company
                        ------------------------
acquired 17 acres in the Kaanapali Golf Estates project in Kaanapali, Maui. This land, which is surrounded by the Kaanapali South Golf Course, is being developed as 73 detached single-family homes under a condominium regime. Home construction began in February 2000, and all homes are either completed or currently under construction. As of March 1, 13 of the 73 units had been sold and 59 units were in escrow. The average sales price of the homes sold or in escrow is $590,000. The project is expected to be completed and sold out in the fourth quarter of 2001.

                  (c)   THE SUMMIT AT KAANAPALI.  In January 2000, the Company
                        -----------------------
acquired an additional 17 acres in the Kaanapali Golf Estates project. This land is intended to be developed into 55 single-family homes or house lots. Construction of site improvements commenced in October 2000, with the first unit closings anticipated in the fourth quarter of 2001. Forty-one non-binding reservations have been received to date for the 17 homes in Increment I.
Prices for homes in this project are expected to average about $850,000.

                  (d)   KAHULUI IKENA.  In 2000, the final seven apartments in
                        -------------
the 102 unit Kahului Ikena condominium project on Maui were sold. The development of this central Kahului project began in 1994.

                  (e)   OTHER MAUI SUBDIVISIONS.  Progress was made in 2000 on
                        -----------------------
the development of the 37-lot Maunaolu agricultural subdivision (minimum two-acre-sized lots), located in Haliimaile. The County of Maui has approved the construction and subdivision plans for the project, but development continues to be delayed, due to lack of available water sources for the region in which the subdivision is located.

                  In addition, A&B continues to seek entitlements for two single-family subdivisions on Maui: (i) an approximately 200-unit subdivision on 67 acres in Haliimaile, and (ii) an approximately 400-unit subdivision on 210 acres in Spreckelsville, which includes the possible expansion of the nearby nine-hole Maui Country Club golf course into an 18-hole course. In July 2000, the Maui County Council's Zoning Committee held a public hearing on the zoning application for the Haliimaile project, which the Maui County Planning Commission had recommended for approval in 1999. Although general approval was expressed for the project, issues relating to water availability and traffic need to be addressed. A final decision by the Maui County Council is anticipated in 2001. Also in 2000, "residential" designation for the Spreckelsville project was sought from the Maui County Council as part of its ten-year update of the Wailuku-Kahului Community Plan. However, community opposition has arisen over traffic and other project impact concerns. Final action by the Maui County Council on this project also is anticipated in 2001.

            (4)   COMMERCIAL AND INDUSTRIAL PROPERTIES
                  ------------------------------------

                  An important source of property revenue is the lease rental income A&B and its subsidiaries receive from nearly 5.2 million leasable square feet of industrial and commercial building space, ground leases on 271 acres for commercial/industrial use, and leases on 11,776 acres for agricultural/ pasture use.

                  (a)   HAWAII COMMERCIAL/INDUSTRIAL PROPERTIES
                        ---------------------------------------

                  In Hawaii, most of the approximately 1.3 million square feet of income-producing commercial and industrial properties owned by A&B and its subsidiaries are located in the central Kahului/Wailuku area of Maui and in central Oahu. They consist primarily of two shopping centers and eight office buildings, as well as several improved commercial and industrial properties. The average occupancy for A&B's Hawaii improved commercial properties increased to 86% in 2000, from 81% in 1999. The improvement was due primarily to increased tenancies in the Company's Maui properties.

                  In June 2000, the Judd Building, a five-story office building located in downtown Honolulu, was acquired through a tax-deferred exchange under Section 1031 of the Internal Revenue Code, as amended ("IRC"). The Judd Building contains 20,200 square feet of space and is currently 78% occupied.

                  The Pacific Guardian Tower, an eighteen-story office building, containing 124,000 square feet of leasable area, was acquired in February 2001, as part of an IRC Section 1031 exchange. Acquired with the Pacific Guardian Tower was an adjacent 13,000-square-foot commercial building. These properties, situated immediately across the Ala Moana Shopping Center in Honolulu, were 98% occupied at the time of acquisition.

                  The primary Hawaii commercial/industrial properties are as follows:


                                                                 LEASABLE AREA
    PROPERTY                  LOCATION             TYPE          (square ft.)
    --------                  --------             ----          -------------


Maui Mall                   Kahului,Maui         Retail             190,200

Pacific Guardian Tower      Honolulu, Oahu       Office             124,000

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


Hawaii Business Park        Pearl City, Oahu     Warehouse           85,200

Haseko Center               Honolulu, Oahu       Office              84,100

Wakea Business Center       Kahului, Maui        Warehouse/Retail    61,500

Kahului Office              Kahului, Maui        Office              53,900
Building

Kahului Office              Kahului, Maui        Office              29,800
Center

Stangenwald Building        Honolulu, Oahu       Office              28,200

Apex Building               Kahului, Maui        Retail              28,000

Judd Building               Honolulu, Oahu       Office              20,200

                  In addition to the above-described properties, a number of other commercial and industrial projects are being developed on Maui, Oahu and Kauai, including:

                        (i)   TRIANGLE SQUARE.  Development and marketing
                              ---------------
efforts are continuing for this 10.6-acre, light industrial zoned, commercial subdivision in Kahului, Maui. The 28,000-square-foot Apex Building is 100% occupied by retail users. Construction commenced in October 2000 on a 15,000-square-foot, multi-tenant commercial center and a 6,200-square-foot automobile dealership. Both buildings are projected to be completed in the third quarter of 2001. A lease was secured in August 2000 with a national restaurant chain for 4,500 square feet in the commercial center, with negotiations under way with prospective tenants for the remaining space. Four lots remain available for ground leases and commercial development.

                       (ii)   PORT ALLEN.  A long-term master plan for the
                              ----------
development of 80 acres in Port Allen, Kauai was completed in August 1999. Permitting and marketing efforts began in May 2000 for the first three projects to be developed under this plan. County zoning and special management area permits were secured in the second half of 2000 to build a proposed 32,000-square-foot multi-tenant commercial center on 1.7 acres, a 29,700-square-foot warehouse complex on 2.5 acres, and a 10,500-square-foot restaurant/retail facility on 1.9 acres. Construction of the first of these projects is expected to begin in mid-2001.

                      (iii)   MAUI BUSINESS PARK.  The Maui Business Park
                              ------------------
development consists of a planned total of approximately 250 acres, and is expected to be developed in four phases over a 20-year horizon. The initial phase (Phase I) of Maui Business Park was developed in two subphases: Phase IA, completed in 1995, consists of 37.4 saleable acres, and Phase IB, substantially completed in November 2000, consists of 32.0 saleable acres.

                        The Maui Marketplace retail center, owned by a third party, occupies 20.3 acres of Phase IA and includes such anchor tenants as Lowe's Home Improvement Warehouse, Office Max, Sports Authority, Old Navy and Border's Books and Music. The remaining area consists of 30 lots with an average size of 22,900 square feet, of which 15 lots (8.3 saleable acres) remain available for sale or lease.

                        In August 2000, Home Depot purchased 12.8 acres in Phase IB and began construction of a 135,000-square-foot store, which is scheduled to open in May 2001. In February 2001, Wal-Mart purchased 14.0 acres and began construction of a 149,000-square-foot store, which is scheduled to open by the end of 2001. The remaining 5.2 saleable acres were subdivided in June 2000 into ten lots with an average size of 22,800 square feet, and are being marketed for sale or lease.

                       (iv)   MILL TOWN CENTER.  The Mill Town Center, located
                              ----------------
in Waipahu, Oahu, near Honolulu, is a light-industrial subdivision consisting of 27.5 saleable acres. The project is being developed in two phases: Phase IA (10.2 saleable acres) consists of 23 lots with an average size of 19,200 square feet, and Phase IB (17.3 saleable acres) is planned to consist of 40 lots with an average size of 18,800 square feet.

                        Construction of infrastructure improvements for Phase IA was completed in June 1999. In 2000, 4 lots were sold to commercial and industrial businesses. Twelve lots (4.4 saleable acres) remain available for sale or lease. Construction of infrastructure improvements for Phase IB is scheduled to commence in the first quarter of 2001 and is expected to be completed by the end of 2001. The Phase IB lots may be consolidated to accom-modate larger users. Sales activity is expected to start in mid-2001.

                        (v)   KAHULUI AIRPORT HOTEL.  Entitlement applications
                              ---------------------
were filed in January 2001 for a proposed 140-room hotel near the Kahului Airport on Maui. The hotel is expected to service primarily business travelers and local residents, and a management agreement has been signed with Marriott International for the operation of the hotel under the Courtyard by Marriott brand. The project requires Community Plan, zoning and special management area approvals from the County of Maui before development can proceed.

                       (vi)   FAIRWAY SHOPS AT KAANAPALI.  Construction began
                              --------------------------
in December 2000 on a 35,000-square-foot retail center in Kaanapali, Maui, along Kaanapali's main corridor, Honoapiilani Highway. The center is located on a 3.2-acre leasehold parcel acquired by A&B in August 2000, and is expected to be completed in the fourth quarter of 2001.

                  (b)   U.S. MAINLAND COMMERCIAL/INDUSTRIAL PROPERTIES
                        ----------------------------------------------

                  On the U.S. Mainland, A&B and its subsidiaries own a portfolio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under Section 1031 of the IRC, comprising a total of approximately 3.9 million square feet of leasable area, as follows:



                                                                LEASABLE AREA
     PROPERTY                   LOCATION            TYPE        (square ft.)
     --------                   --------            ----        -------------

   Ontario Distribution       Ontario, CA         Warehouse/       895,500
   Center                                         Industrial


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

   Valley Freeway             Kent, WA            Industrial       229,100
   Corporate Park

   Airport Square             Reno, NV            Retail           170,800

   2868 Prospect Park         Sacramento, CA      Office           162,200

   San Pedro Plaza            San Antonio, TX     Office           161,400

   Day Creek Industrial       Ontario, CA         Warehouse/       147,300
                                                  Industrial

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

   Southbank II               Phoenix, AZ         Office           120,800

   Village at                 Indian Wells, CA    Retail           104,600
   Indian Wells

   2450 Venture Oaks          Sacramento, CA      Office            98,100

   Northwest Business         San Antonio, TX     Service Center/   87,000
   Center                                         Warehouse

   Wilshire Center            Greeley, CO         Retail            46,700

   Market Square              Greeley, CO         Retail            43,300

                                                TOTAL:           3,889,600


                  In August 2000, A&B acquired the Ontario Distribution Center warehouse facility located in Ontario, CA, as part of an IRC Section 1031 exchange. This three-building warehouse complex is fully leased to five tenants. In January 2001, A&B sold its Bainbridge Property portfolio located on Bainbridge Island, WA, comprised of two retail properties and one office property, having a total leasable area of 114,600 square feet.

                  Major leases signed in 2000 included a lease for 480,000 square feet in the Ontario Distribution Center, four leases having a total area of 73,900 square feet at the 2868 Prospect Park office building, three leases having a total area of 86,300 square feet in the Great Southwest Industrial portfolio, and a lease for a 45,000-square-foot space at Mesa South Center shopping center.

                  A&B's Mainland commercial properties continued their strong performance in 2000, achieving an average occupancy rate of 96%, as compared to the 1999 average of 94%. The increase resulted from the leasing of several large warehouse spaces in Dallas, TX, strong office leasing in the Sacramento, CA properties, and the addition of new properties with high occupancy rates.

      C.    FOOD PRODUCTS
            -------------

            (1)   PRODUCTION
                  ----------

                  A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870, and production of coffee in Hawaii since 1987. A&B's current food products operations consist of a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company ("HC&S") division, and a coffee farm on the island of Kauai, operated by its Kauai Coffee Company, Inc. ("Kauai Coffee") subsidiary.

                  HC&S is Hawaii's largest producer of raw sugar, producing 210,269 tons of raw sugar in 2000, or 70% of the raw sugar produced in Hawaii, compared with 227,832 tons of raw sugar in 1999. Total Hawaii sugar production, in turn, amounted to approximately four percent of total United States sugar production. HC&S harvested 17,266 acres of sugar cane in 2000, compared with 17,278 acres in 1999. Yields averaged 12.2 tons of sugar per acre in 2000, compared with 13.2 tons per acre in 1999. The decrease reflects the negative impact of a two-year drought on Maui. The average cost per ton of sugar produced at HC&S was $331 in 2000, compared with $360 in 1999. The decrease in cost per ton is primarily attributable to lower operating costs.
As a by-product of sugar production, HC&S also produced 70,551 tons of molasses in 2000, compared with 92,246 tons in 1999. The decrease in molasses production is attributable to improved sugar recovery. In response to the drought-reduced yields and historically-low raw sugar prices, in September 2000, HC&S closed one of its two sugar mills and consolidated all processing at the remaining mill. Neither the number of acres in sugar cane nor the total sugar production is expected to be affected by such action.

                  In 2000, 5,626 tons of HC&S's raw sugar were produced as specialty food-grade raw sugars and sold under HC&S's "Maui Brand" trademark. A $2.4 million expansion of the production facilities for these sugars was completed in February 2001.

                  During 2000, Kauai Coffee had approximately 3,400 acres of coffee trees under cultivation. The harvest of the 2000 coffee crop yielded approximately 2.8 million pounds of green coffee, compared with 4.6 million pounds in 1999. Although the size of the 2000 harvest was unusually low, due to, among other reasons, lack of rainfall and the cyclicality of coffee yields, the quality of the mix was the best since Kauai Coffee's inception, with two-thirds of the coffee beans in specialty grades.

                  In October 2000, work was completed on a $10 million facility, located near HC&S's sugar mill, that is expected to produce approximately 15 million square feet a year of a premium composite panel board. The panel board will be produced from bagasse (sugar cane fiber), and will be a strong, light, moisture-resistant and environmentally-friendly substitute for conventional particle board and medium density fiberboard in a variety of applications. The plant, which is operated by Hawaiian DuraGreen, Inc., a subsidiary of A&B, started test production in December 2000, and shipment of test product commenced in February 2001.

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

            (2)   MARKETING OF SUGAR AND COFFEE
                  -----------------------------

                  Substantially all of the raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B owns a 36 percent common stock interest. The results of A&B's equity investment in C&H are reported in A&B's financial statements as an investment in an affiliate. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its specialty food-grade raw sugars to food and beverage producers and to retail stores under its "Maui Brand" label, and to distributors which repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

                  Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the two remaining sugar cane growers in Hawaii (including HC&S), has a ten-year supply contract with C&H, ending in June 2003, pursuant to which the growers sell their raw sugar to C&H at a price equal to the New York #14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the mar-keting, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the ten-year supply contract, HC&S has arranged directly with C&H for the forward pricing of a substantial portion of its 2001 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk"), on pages 25-26 below.

                  At Kauai Coffee, coffee marketing efforts continue to be directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the 2000 coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells a roasted, packaged coffee product in Hawaii under the "Kauai Coffee" trademark.

            (3)   COMPETITION AND SUGAR LEGISLATION
                  ---------------------------------

                  Hawaii sugar growers produce more sugar per acre than other major producing areas of the world, but that advantage is partially offset by Hawaii's high labor costs and the distance to the U.S. Mainland market. Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States which produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

                  The overall U.S. caloric sweetener market continues to grow. The use of non-caloric (artificial) sweeteners accounts for a relatively small percentage of the domestic sweetener market. The anticipated increased use of high fructose corn syrup and artificial sweeteners is not expected to affect sugar markets significantly in the near future.

                  The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. Congress's most recent renewal of protective legislation for domestic sugar, the Federal Agriculture Improvement and Reform Act (the "1996 Act"), provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar. The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that discourages producers from defaulting on loans. The ten-year supply contract between HS&TC and C&H limits HC&S's ability to place sugar under loan pursuant to the sugar loan program. The 1996 Act also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.

                  Beginning in mid-1999, U.S. domestic raw sugar prices fell to 20-year lows, dropping below 17 cents per pound in 2000, due to excess supplies of raw cane sugar as well as excess refined products made from cane and beet sugar. In contrast, U.S. domestic raw sugar prices (measured by the closing price of the quoted spot contract) averaged 22.31 cents per pound during the period from January 1994 through July 1999. Although prices improved in late 2000, to over 20 cents per pound, primarily due to loan forfeitures and government action to lower sugar supplies, at present, it remains unclear how more favorable long-term price levels can be restored.
The situation continues to be harmful, even to efficient producers like
HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York Contract #14 settlement price for domestic raw sugar, is shown below:

[The printed document includes a graph of the prices; the data points for this graph are shown below.]


                          U.S. Raw Sugar Prices
                         (New York Contract #14)
                        (Average cents per pound)


                                1998     1999     2000
                                ----     ----     ----


           January              22.11    22.41    17.70

           February             21.79    22.34    17.05

           March                21.74    22.55    18.46

           April                22.20    22.58    19.41

           May                  22.28    22.65    19.12

           June                 22.30    22.63    19.26

           July                 22.32    22.61    17.64

           August               22.30    21.31    18.13

           September            22.25    20.10    18.97

           October              22.15    20.51    21.20

           November             22.03    17.45    21.39

           December             21.97    17.67    20.53


                  Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture which can affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("NAFTA") alleviated some of the sugar producers' concerns by limiting Mexico's exports of sugar to the U.S. under NAFTA. However, the export ceiling provided for in the side agreement increased to 250,000 tons of sugar in the year 2000, and will be eliminated in the year 2007. The increased sugar supply could affect domestic sugar prices adversely.

                  Kauai Coffee competes with coffee growers located worldwide, including Hawaii. Due to an oversupply of coffee in the marketplace, coffee commodity prices dropped significantly in 1999 and continued to drop in 2000.


            (4)   PROPERTIES AND WATER
                  --------------------

                  The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Approximately 37,000 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

                  McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,900 acres are used by Kauai Coffee, and the remaining acreage is leased to various agricultural enterprises for cultivation of a variety of crops and for pasturage.

                  Large quantities of water are needed by HC&S and Kauai Coffee for their sugar cane and coffee growing operations. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane and coffee. A&B's plantations use a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All of the cultivated cane land owned by HC&S is drip irrigated. All of Kauai Coffee's fields also are drip irrigated.

                  A&B owns 16,000 acres of watershed lands on Maui which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have been extended as revocable permits that are renewable annually. The State Board of Land and Natural Resources has indicated its intention to replace these four permits with one or more long-term licenses. The issuance of such license(s) currently is pending a hearing before the Board.

      D.    EMPLOYEES AND LABOR RELATIONS
            -----------------------------

            As of December 31, 2000, A&B and its subsidiaries had approximately 2,029 regular full-time employees. About 923 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 870 were engaged in ocean transportation, 38 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 55% were covered by collective bargaining agreements with unions.

            As of December 31, 2000, Matson and its subsidiaries also had approximately 315 seagoing employees. Approximately 27% of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

            Matson's seagoing employees are represented by six unions. Matson and Matson Terminals shoreside bargaining unit employees are represented by four locals of the International Longshore and Warehouse Union ("ILWU") and by three unions which also represent the seagoing employees. Matson Terminals is a member of the Hawaii Stevedoring Industry Committee and the Hawaii Employers Council, organizations through which two Hawaii collective bargaining agreements are negotiated.

            Historically, collective bargaining with the longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their respective relations with the ILWU, other unions, and their non-union employees generally to be satisfactory.

            During 2000, collective bargaining agreements were renewed with two unions representing licensed crew members for five-year terms, and with one union representing licensed crew members for a three-year term.

            Matson contributed during 2000 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 8 to A&B's financial statements on pages 45 and 46 of the 2000 Annual Report, which Note is incorporated herein by reference.

            Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees were renegotiated in 2000 and will expire January 31, 2002. A collective bargaining agreement with the ILWU for production employees of Hawaiian DuraGreen, Inc. was negotiated in 2000 and expires September 15, 2003. The collective bargaining agreements covering two of the three ILWU bargaining units at Kahului Trucking & Storage, Inc. will expire June 30, 2002; the third will expire March 31, 2001 and is currently being renegotiated. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU will expire April 30, 2001, and negotiations to renew the contracts are expected to begin soon. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated in 2001 and will expire on January 31, 2004.

      E.    ENERGY
            ------

            Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2000, Matson vessels consumed approximately 1.8 million barrels of residual fuel oil, the same as in 1999.

            Residual fuel oil prices paid by Matson started 2000 at $147.75 per metric ton and ended the year at $123.78 per metric ton. A high of $199.50 per metric ton occurred in March, and a low of $123.78 per metric ton occurred in December. Sufficient fuel for Matson's requirements is expected to be available in 2001.

            As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses No. 6 (heavy) oil and coal to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. Since 1992, when suppliers of No. 6 oil to HC&S discontinued regular shipments as a result of unlimited liability concerns arising from federal and state environmental laws, heavy oil has been provided to HC&S on a space-available basis. In 2000, HC&S produced 217,279 MWH of electric power and sold
67,105 MWH, compared with 222,115 MWH produced and 70,210 MWH sold in 1999.
The reduction in power sold was caused by HC&S's increased need to pump irrigation water, due to drought conditions during most of 2000. HC&S's oil use decreased to 100,313 barrels in 2000, from the 185,250 barrels used in 1999. Coal use for power generation increased, from 24,216 short tons in 1999 to 61,222 short tons in 2000. The increase in the usage of coal over fuel oil was primarily the result of higher fuel oil prices, as well as lower bagasse production, attributed to the negative impact of the prolonged drought.

            In 2000, McBryde produced 31,971 MWH of hydroelectric power, compared with 35,861 MWH of hydroelectric power produced in 1999. Power sales in 2000 amounted to 23,375 MWH, compared with 24,555 MWH sold in 1999. The reduction in power production and sales was due to less rainfall in 2000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

      See "Business and Properties - Ocean Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

      On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board, alleging that Sea-Land Services, Inc. ("Sea-Land"), American President Lines, Ltd. ("APL") and Matson charged unreasonable rates in the Guam trade since January 1991. Matson did not enter the trade until February 1996. On November 12, 1998, Matson filed an answer, denying that its rates have been unreasonable. Matson, Sea-Land and APL filed a joint motion to dismiss the complaint on February 16, 1999. The Government of Guam filed an answer to the motion on April 1, 1999. On April 15, 1999, Matson, Sea-Land and APL filed a reply brief. The Government of Guam filed a surreply on April 22, 1999. To date, the Surface Transportation Board has not ruled on the motion.

      On January 11, 2001, Matson concluded a settlement with U.S. Attorneys for the Central District of California, the Northern District of California, and the Western District of Washington, which arose out of an investigation commenced in 1999 by the U.S. Attorney for the Central District of California. Matson entered into a plea agreement that resolves for Matson findings that between August 1996 and April 1998 certain crew members on a Matson ship falsely stated in an engine room log book that oil-water separating equipment was in operation while bilge water was being discharged overboard and presented the log book containing false entries to the U.S. Coast Guard on six separate occasions during inspections. Pursuant to the plea agreement, Matson paid fines totaling $3 million. The settlement, which is reflected in A&B's consolidated financial statements for the fiscal year ended December 31, 2000, did not have a material effect on earnings.

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


                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

      This information is contained in the sections captioned "Common Stock" and "Dividends" on the inside back cover of the 2000 Annual Report, which sections are incorporated herein by reference.

      At February 15, 2001, there were 4,393 record holders of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      Information for the years 1996 through 2000 is contained in the comparative table captioned "Five-Year Summary of Selected Financial Data" on page 27 of the 2000 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

      A&B's financial statements, including the results of operations discussed herein, are based on the historical-cost method of accounting, in accordance with generally accepted accounting principles. If estimated current costs of property and inventory were applied to reflect the effects of inflation on A&B's businesses, total assets would be higher and net income lower than shown by the historical-cost financial statements. Additional information regarding the fair values of A&B's assets and liabilities is included in Notes 1, 3, 4, and 5 on pages 37 through 43 of the 2000 Annual Report, which Notes are incorporated herein by reference.

      Additional information applicable to this Item 7 is contained in the section captioned "Management's Discussion and Analysis" on pages 28 through 31 of the 2000 Annual Report, which section is incorporated herein by reference.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

      A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of marketable equity securities available for sale, preferred stock investments in an affiliated company, and an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 4 and 5 on pages 41 through 43 of the 2000 Annual Report, which Notes are incorporated herein by reference. A&B believes that, as of December 31, 2000, its exposure to market risk fluctuations for these financial instruments is not material.

      A&B also is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. A&B does not hedge its interest rate exposure. The nature and amount of A&B's long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors. The following tables summarize A&B's debt obligations at December 31, 2000 and 1999, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2000 and 1999. A&B estimates that the carrying value of its debt is not materially different from its fair value. The information presented below should be read in conjunction with Note 6 on pages 43 and 44 of the 2000 Annual Report, which Note is incorporated herein by reference.


                               Expected Fiscal Year of Maturity at December 31, 2000
                               -----------------------------------------------------

                         2001      2002     2003      2004     2005    Thereafter    Total
                         ----      ----     ----      ----     ----    ----------    -----
                                              (dollars in thousands)
                                              ----------------------

Fixed rate              $15,000   $7,500   $9,643   $12,500   $17,500   $ 62,857    $125,000

Average interest rate     7.35%    7.17%    7.33%     7.38%     7.42%      7.50%

Variable rate           $15,500   $  --    $  --    $  --     $  --     $220,766    $236,266

Average interest rate     6.88%      -        -        -         -         6.92%



                               Expected Fiscal Year of Maturity at December 31, 1999
                               -----------------------------------------------------

                         2000      2001     2002      2003     2004    Thereafter    Total
                         ----      ----     ----      ----     ----    ----------    -----
                                              (dollars in thousands)
                                              ----------------------

Fixed rate              $17,500   $15,000   $7,500   $9,643   $9,643    $ 63,214    $122,500

Average interest rate     7.38%     7.35%    7.34%    7.35%    7.37%       7.47%

Variable rate           $ 5,000      --       --       --       --      $172,570    $177,570

Average interest rate     6.34%      --       --       --       --         6.16%



      A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production to HS&TC until 2003. Under that contract, the price paid will fluctuate with the New York Contract #14 settlement price for domestic raw sugar, less a fixed discount. For 2001, however, the price for a substantial portion of the raw sugar deliveries has been set at approximately $21 per hundredweight (cwt). A&B is not exposed to foreign currency exchange rate risk.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      This information is contained in the financial statements and accompanying notes on pages 32 through 52 of the 2000 Annual Report, the Independent Auditors' Report on page 25 of the 2000 Annual Report, the Industry Segment Information for the years ended December 31, 2000, 1999 and 1998 appearing on page 26 of the 2000 Annual Report and incorporated into the financial statements by Note 12 thereto, and the section captioned "Quarterly Results (Unaudited)" on page 53 of the 2000 Annual Report, all of which are incorporated herein by reference.


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


                                    PART III
                                    --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     A.   DIRECTORS
          ---------

          For information about the directors of A&B, see the section captioned "Election of Directors" on pages 2 through 4 of A&B's proxy statement dated March 12, 2001 ("A&B's 2001 Proxy Statement"), which section is incorporated herein by reference.

     B.   EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------

          The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2001, and present and prior positions with A&B and business experience for the past five years are given below.

          Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with
Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" on page 7 of A&B's 2001 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" on page 13 of A&B's 2001 Proxy Statement, which subsection is incorporated herein by reference.

James S. Andrasick (57)
-----------------------
     Senior Vice President, Chief Financial Officer and Treasurer of A&B, 6/00-present; President and Chief Operating Officer, C. Brewer and Company, Limited, 9/92-3/00.

Meredith J. Ching (44)
----------------------
     Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of A&B-Hawaii, Inc. ("ABHI") (Government & Community Relations), 10/92-12/99; first joined A&B or a subsidiary in 1982.

W. Allen Doane (53)
-------------------
     President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Vice Chairman of Matson, 12/98-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; Chief Operating Officer of ABHI, 4/91-12/96; Executive Vice President of ABHI, 4/91-4/95; first joined A&B or a subsidiary in 1991.

Raymond J. Donohue (64)
-----------------------
     Senior Vice President of Matson, 4/86-present; Chief Financial Officer of Matson, 2/81-present; first joined Matson in 1980.

John F. Gasher (67)
-------------------
     Vice President (Human Resources) of A&B, 12/99-present; Vice President (Human Resources Development) of ABHI, 1/97-12/99; first joined A&B or a subsidiary in 1960.

G. Stephen Holaday (56)
-----------------------
     Vice President of A&B, 12/99-present; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; Chief Financial Officer and Treasurer of ABHI, 4/89-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (55)
-------------------
     Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-present; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (47)
------------------------
     Vice President (Properties Group) of A&B, 2/99-present; Chief Executive Officer and Vice Chairman of A&B Properties, Inc., 12/99-present; Executive Vice President of ABHI, 2/99-12/99; Vice President of ABHI, 1/92-1/99; first joined A&B or a subsidiary in 1992.

Michael J. Marks (62)
---------------------
     Vice President and General Counsel of A&B, 9/80-present; Secretary of A&B, 8/84-1/99; Senior Vice President and General Counsel of ABHI, 4/89-12/99; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (59)
--------------------------
     Executive Vice President of A&B, 8/98-present; President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Chief Operating Officer of Matson, 7/89-4/92; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-12/99; first joined Matson in 1965.

Alyson J. Nakamura (35)
-----------------------
     Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (42)
----------------------
     Controller of A&B, 1/96-present; Assistant Treasurer, 1/96-12/99, 6/00-present; Treasurer of A&B, 1/00-5/00; Assistant Controller of A&B, 4/93-1/96; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

      See the section captioned "Executive Compensation" on pages 7 through 15 of A&B's 2001 Proxy Statement, which section is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

      See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" on pages 5 through 7 of A&B's 2001 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      See the subsection captioned "Certain Relationships and Transactions" on page 7 of A&B's 2001 Proxy Statement, which subsection is incorporated herein by reference.


                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

     A.   FINANCIAL STATEMENTS
          --------------------

          Financial Statements of Alexander & Baldwin, Inc. and Subsidiaries and Independent Auditors' Report (incorporated by reference to the pages of the 2000 Annual Report shown in parentheses below):

          Balance Sheets, December 31, 2000 and 1999
            (pages 34 and 35).
          Statements of Income for the years ended
            December 31, 2000, 1999 and 1998 (page 32).
          Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and
            1998(page 36).
          Statements of Cash Flows for the years ended
            December 31, 2000, 1999 and 1998 (page 33).
          Notes to Financial Statements (pages 37 through
            52 and page 26 to the extent incorporated by
            Note 12).
          Independent Auditors' Report (page 25).

     B.   FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Financial Schedules of Alexander & Baldwin, Inc. and Subsidiaries as required by Rule 5-04 of Regulation S-X (filed herewith):

          I - Condensed Financial Information of
              Registrant - Balance Sheets, December 31,
              2000 and 1999; Statements of Income and of

              Cash Flows for the years ended December 31, 2000, 1999 and 1998; Notes to Condensed
              Financial Statements.

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

     3.b.      (i)  Revised Bylaws of Alexander & Baldwin, Inc. (as Amended
     Effective February 22, 2001)

              (ii) Amendments to Articles III, IV and VII of the Revised Bylaws of Alexander & Baldwin, Inc., effective February 22, 2001.

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

             (iv) Third Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of November 30, 1999, among Alexander & Baldwin, Inc. and A&B-Hawaii, Inc. and First Hawaiian Bank, Bank of America National Trust & Savings Association, Bank of Hawaii and The Bank of New York (Exhibit 4.b.(iv) to A&B's Form 10-K for the year ended December 31, 1999).

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

            (xiv) Sixth Amendment dated November 30, 1998 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xiv) to A&B's Form 10-K for the year ended December 31, 1998).

             (xv) Seventh Amendment dated November 23, 1999 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xv) to A&B's Form 10-K for the year ended December 31, 1999).

            (xvi) Eighth Amendment dated May 3, 2000 to the Revolving Credit Agreement ("Agreement") between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (A&B-Hawaii, Inc., an original party to the Agreement, was merged into Alexander & Baldwin, Inc. effective December 31, 1999) (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 2000).

           (xvii) Ninth Amendment dated November 16, 2000 to the Revolving Credit Agreement ("Agreement") between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

          (xviii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

            (xix) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B's Form 10-K for the year ended
     December 31, 1998).

             (xx) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules)
     (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

            (xxi)  Amended and Restated Stock Sale Agree-
     ment, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits)(Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24,
     1998).

           (xxii) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

   *10.b.1.   (i)  Alexander & Baldwin, Inc. 1989 Stock Option/ Stock Incentive
     Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended
     December 31, 1988).

             (ii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1992).

            (iii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(iv) to A&B's Form 10-Q for the quarter ended March 31, 1994).

             (iv) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31, 1994).

              (v) Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan.



_______________

* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

             (vi) Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B's Form 10-K for the year ended December 31, 1988).

            (vii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1991).

           (viii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1992).

             (ix) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan.

              (x) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

             (xi) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

            (xii) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

           (xiii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan.

            (xiv) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

             (xv) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999
     (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31,
     1999).

            (xvi) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Ex-hibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

           (xvii) Agreement between Alexander & Baldwin, Inc. and John C. Couch dated August 10, 1999 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended September 30, 1999).

          (xviii) Agreement between Alexander & Baldwin, Inc. and Glenn R. Rogers dated October 7, 1999 (Exhibit 10.b.1.(xvii) to A&B's Form 10-K for the year ended December 31, 1999).

            (xix) A&B Deferred Compensation Plan for Outside Directors (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
     1985).

             (xx) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

            (xxi)  A&B Life Insurance Plan for Outside Directors
     (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31,
     1985).

           (xxii) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

          (xxiii) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

           (xxiv) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

            (xxv) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

           (xxvi) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

          (xxvii) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1998).

         (xxviii) Amendment No. 6 to the A&B Excess Benefits Plan, dated October 25, 2000.

           (xxix) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

            (xxx) Amendment No. 1 to the A&B Executive Survivor/Retirement Benefit Plan, dated October 25, 2000.

           (xxxi) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

          (xxxii) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxiii) Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, dated October 25, 2000.

          (xxxiv) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

           (xxxv) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

          (xxxvi) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000.

         (xxxvii) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30, 2000).

        (xxxviii) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31,
     1992).

          (xxxix) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992
     (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31,
     1992).

             (xl) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

            (xli) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

           (xlii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

          (xliii) Amendment No. 3 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated October 25, 2000.

           (xliv) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

            (xlv) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

           (xlvi) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

11.  Statement re computation of per share earnings.

13.  Annual report to security holders.

     13.   Alexander & Baldwin, Inc. 2000 Annual Report.

21.  Subsidiaries.

     21.   Alexander & Baldwin, Inc. Subsidiaries as of February 28, 2001.

23. Consent of Deloitte & Touche LLP dated March 26, 2001 (included as the last page of A&B's Form 10-K for the year ended December 31, 2000).

     D.    REPORTS ON FORM 8-K
           -------------------

           No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES
                                   ----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ALEXANDER & BALDWIN, INC.
                                    (Registrant)


Date: March 26, 2001                By /s/ W. Allen Doane
                                       ----------------------------------------
                                       W. Allen Doane, President
                                       and Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     SIGNATURE                     TITLE                DATE
     ---------                     -----                ----




/s/ W. Allen Doane            President and           March 26, 2001
------------------------      Chief Executove
W. Allen Doane                Officer and
                              Director


/s/ James S. Andrasick        Senior Vice             March 26, 2001
------------------------      President, Chief
James S. Andrasick            Financial Officer
                              and Treasurer


/s/ Thomas A. Wellman         Controller              March 26, 2001
------------------------      and Assistant
Thomas A. Wellman             Treasurer
------------------------

/s/ Charles M. Stockholm      Chairman of             March 26, 2001
------------------------      the Board and
Charles M. Stockholm          Director


/s/ Michael J. Chun           Director                March 26, 2001
------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.        Director                March 26, 2001
------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.       Director                March 26, 2001
------------------------
Walter A. Dods, Jr.


/s/ Charles G. King           Director                March 26, 2001
------------------------
Charles G. King


/s/ Carson R. McKissick       Director                March 26, 2001
------------------------
Carson R. McKissick


/s/ C. Bradley Mulholland     Director                March 26, 2001
------------------------
C. Bradley Mulholland


/s/ Lynn M. Sedway            Director                March 26, 2001
------------------------
Lynn M. Sedway


/s/ Maryanna G. Shaw          Director                March 26, 2001
------------------------
Maryanna G. Shaw

INDEPENDENT AUDITORS' REPORT

Alexander & Baldwin, Inc.:

We have audited the consolidated financial statements of Alexander & Baldwin, Inc. and its subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 25, 2001; such financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Alexander & Baldwin, Inc. and its subsidiary, listed in Item 14.B. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Honolulu, Hawaii
January 25, 2001


                           ALEXANDER & BALDWIN, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  Schedule I

                   ALEXANDER & BALDWIN, INC. (Parent Company)
                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
                                 (In thousands)
-------------------------------------------------------------------------------

               	                                          2000         1999
                                                            ----         ----
ASSETS
Current Assets:
     Cash and cash equivalents                           $      126    $     253
     Income tax receivable                                       --        1,918
     Accounts and notes receivable, net                      10,065           64
     Prepaid expenses and other                              13,432        1,330
                                                         ----------    ---------
         Total current assets                                23,623        3,565
                                                         ----------    ---------

Investments:
     Subsidiaries consolidated, at equity                   678,636      612,958
     Other                                                  110,714       91,828
                                                         ----------    ---------
         Total investments                                  789,350      704,786
                                                         ----------    ---------

Property, at Cost                                           348,774       95,005
     Less accumulated depreciation and amortization         161,246       13,682
                                                         ----------    ---------
         Property -- net                                    187,528       81,323
                                                         ----------    ---------
Due from Subsidiaries                                        46,706           --
                                                         ----------    ---------
Other Assets                                                 27,973        4,495
                                                         ----------    ---------

         Total                                           $1,075,180    $ 794,169
                                                         ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt                   $    7,500    $      --
     Accounts payable                                         2,784          514
     Income taxes payable                                     1,000           --
     Other                                                   22,693        4,616
                                                         ----------    ---------
         Total current liabilities                           33,977        5,130
                                                         ----------    ---------

Long-term Debt                                              231,000           --
                                                         ----------    ---------
Other Long-term Liabilities                                  14,762        5,149
                                                         ----------    ---------
Due to Subsidiaries                                              --       56,243
                                                         ----------    ---------
Deferred Income Taxes                                       101,790       56,684
                                                         ----------    ---------

Commitments and Contingencies

Shareholders' Equity:
     Capital stock                                           33,248       34,933
     Additional capital                                      58,007       53,124
     Unrealized holding gains on securities                  61,937       49,461
     Retained earnings                                      552,637      545,849
     Cost of treasury stock                                 (12,178)     (12,404)
                                                         ----------    ---------
         Total shareholders' equity                         693,651      670,963
                                                         ----------    ---------

         Total                                           $1,075,180    $ 794,169
                                                         ==========    =========

See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                                      2000       1999        1998
						  		    ----	     ----		  ----
Revenue:
     Food products                                 $  77,190   $      --   $      -
     Property leasing                                 14,397      10,999      10,245
     Property sales                                   19,732         803      10,463
     Interest, dividends and other                     5,055       3,180       3,958
                                                   ---------   ---------   ---------
        Total revenue                                116,374      14,982      24,666
                                                   ---------   ---------   ---------

Costs and Expenses:
     Cost of goods and agricultural services          77,302          --          --
     Cost of property sales and leasing service        8,194       4,808      11,390
     Selling, general and administrative              11,609       9,686       9,303
     Interest and other                               20,220       1,770         774
     Income taxes                                     (1,273)     (3,271)        462
                                                   ---------   ---------   ---------
        Total costs and expenses                     116,052      12,993      21,929
                                                   ---------   ---------   ---------

Income Before Equity in Net Income
     of Subsidiaries Consolidated                        322       1,989       2,737

Equity in Net Income of Subsidiaries
     Consolidated                                     90,252      60,590      22,405
                                                   ---------   ---------   ---------
Net Income                                            90,574      62,579      25,142

Unrealized holding gains (losses) on securities
     (net of income taxes)                            12,476     (13,868)      8,185
                                                   ---------   ---------   ---------

Comprehensive Income                               $ 103,050   $  48,711   $  33,327
                                                   =========   =========   =========


See accompanying notes.



                   ALEXANDER & BALDWIN, INC. (Parent Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (In thousands)


                                                     2000        1999        1998
								   ----	     ----		  ----
Cash Flows from Operations                	 $  (5,634)   $  3,579    $  9,664
                                                   --------    --------    --------

Cash Flows from Investing Activities:
   Capital expenditures                   	    (18,107)     (1,346)     (1,437)
   Proceeds from disposal of property                 2,645          --          --
   Proceeds from sale of investments                  1,060          --          --
   Dividends received from subsidiaries              50,000      50,000      40,000
                                                   --------    --------    --------
   Net cash provided by investing activities         35,598      48,654      38,563
                                                   --------    --------    --------

Cash Flows from Financing Activities:
   Increase (decrease) in intercompany payable       (8,507)     20,757      13,180
   Proceeds from issuance of long-term debt, net     60,500          --          --
   Proceeds from issuances of capital stock           2,961         101       1,575
   Repurchase of capital stock                      (48,260)    (34,824)    (20,838)
   Dividends paid                                   (36,785)    (38,899)    (40,323)
                                                   --------    --------    --------
   Net cash used in financing activities            (30,091)    (52,865)    (46,406)
                                                   --------    --------    --------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                (127)       (632)      1,821
   Balance, beginning of year                           253         885        (936)
                                                   --------    --------    --------
   Balance, end of year                            $    126    $    253    $    885
                                                   ========    ========    ========

Other Cash Flow Information:
   Interest paid, net of amounts capitalized       $ 16,485    $    303    $    263
   Income taxes paid                                 31,807      34,213      34,672

Other Non-cash Information:
   Depreciation                                      11,037       2,550       2,396
   Tax-deferred property sales                       18,692          --      11,049
   Tax-deferred property purchases                   18,459          --       8,390


See accompanying notes.


ALEXANDER & BALDWIN, INC. (Parent Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS


(a)   ORGANIZATION AND OPERATIONS

Alexander & Baldwin, Inc. ("Company"), headquartered in Honolulu, is engaged in ocean transportation, through its subsidiary Matson Navigation Company, Inc., in property development and management, through A&B Properties, Inc., and in food products.

Due to a merger, one of the Company's subsidiaries, A&B-Hawaii, Inc. is included in the Company's financial statements for 2000.

(b)   INVESTMENTS

Subsidiaries consolidated at equity consisted of all wholly owned subsidiaries at December 31, 2000 and 1999.

Investments - "Other" consisted principally of marketable equity securities at December 31, 2000 and 1999.

(c)   OTHER LONG-TERM LIABILITIES

At December 31, 2000 and 1999, other long-term liabilities of $14,762,000 and $5,149,000, respectively, consisted principally of deferred compensation, executive benefit plans and self-insurance liabilities.

(d)  LONG-TERM DEBT

At December 31, 2000 long-term debt consisted of the following (in thousands):

----------------------------------------------------------------

Bank variable rate loans, due after 2000,
    2000 high 7.53%, low 6.06%                  $  121,000
Term loans:

    7.29%, payable through 2007                     52,500

    7.42%, payable through 2009                     20,000

    7.43%, payable through 2007                     15,000

    7.57%, payable through 2009                     15,000

    7.55%, payable through 2009                     15,000
----------------------------------------------------------------

Total                                              238,500

Less current portion                                 7,500
----------------------------------------------------------------
Long-term debt                                  $  231,000
================================================================

Variable Rate Loans: The Company has a revolving credit and term loan agreement with four commercial banks, whereby it may borrow up to $140,000,000 under revolving loans to November 30, 2001, at varying rates of interest. Any revolving loan outstanding on that date may be converted into a term loan, which would be payable in 12 equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1. At December 31, 2000 $113,500,000 was outstanding under this agreement.

The Company has an uncommitted $70,000,000 short-term revolving credit agreement with a commercial bank. This facility was increased from $45,000,000 during 2000. The agreement extends to November 30, 2001, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $140,000,000 multi-bank facility, in which it is a participant, and by letters of credit issued under the $70,000,000 uncommitted facility. At December 31, 2000, $7,500,000 was outstanding under this agreement. Under the borrowing formula for this facility, the Company could have borrowed an additional $22,700,000 at December 31, 2000.

The Company has an uncommitted $25,000,000 revolving credit agreement with a commercial bank. AT December 31, 2000, no amounts were outstanding under the agreement.

Other Debt Agreements:  The Company has a private shelf agreement for a total
of $65,000,000.   At December 31, 2000 this full amount had been drawn. The
amounts drawn on the agreement are included in term loans.

Long-term Debt Maturities: At December 31, 2000, maturities and planned prepayments of all long-term debt during the next five years is $7,500,000 for 2001, $7,500,000 for 2002, $9,643,000 for 2003, $12,500,000 for 2004 and
$17,500,000 for 2005.

(e)   COMMITMENTS AND CONTINGENCIES

The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations. At December 31, 2000, the Company did not have any significant firm commitments.

(f)   INCOME TAXES

In 1999, the Company reached an agreement with the Internal Revenue Service settling certain valuation issues relating to the Company's tax returns for 1992 through 1995. This agreement resulted in a one-time reduction of income tax expense of $2,815,000, due to the reversal of previously accrued income tax liabilities.