Form 10-Q
period 2001-03-31
ALEXANDER & BALDWIN INC
filed 2001-05-14
CIK 3453

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 2001 and 2000 are presented below:



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        2001           2000
                                                        ----           ----
                                                            (unaudited)
Revenue:
    Operating revenue                                 $ 272,786      $ 228,565
    Interest and dividends                                3,058          3,660
                                                      ---------      ---------
        Total revenue                                   275,844        232,225
                                                      ---------      ---------

Costs and Expenses:
    Costs of goods sold, services and rentals           210,335        183,379
    Selling, general and administrative                  24,944         21,793
    Interest                                              5,779          5,347
    Income taxes                                         12,352          7,525
                                                      ---------      ---------
        Total costs and expenses                        253,410        218,044
                                                      ---------      ---------

Income Before Cumulative Effect of Change in             22,434         14,181
    Accounting Method

Cumulative Effect of Change in Accounting Method
    for Drydocking Costs (net of income taxes
    of $7,668, Note d)                                       --         12,250
                                                      ---------      ---------
Net Income                                            $  22,434      $  26,431
                                                      =========      =========

Basic and Diluted Earnings Per Share:
    Before cumulative effect of accounting change     $    0.55      $    0.34
    Accounting change (Note d)                               --           0.29
                                                      ---------      ---------
    Net income                                        $    0.55      $    0.63
                                                      =========      =========

Dividends Per Share                                   $   0.225      $   0.225

Average Number of Shares Outstanding                     40,508         42,131


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       INDUSTRY SEGMENT DATA, NET INCOME
                                 (In thousands)

                                                         Three Months Ended
                                                             March 31,
                                                        2001           2000
                                                        ----           ----
                                                            (unaudited)
Revenue:
    Ocean Transportation                              $ 196,609      $ 200,225
    Property Development and Management:
        Leasing                                          17,096         14,518
        Sales                                            43,084          3,052
    Food Products                                        18,198         13,666
    Other                                                   857            764
                                                      ---------      ---------
        Total revenue                                 $ 275,844      $ 232,225
                                                      =========      =========

Operating Profit, Net Income:
    Ocean Transportation                              $  17,455      $  19,893
    Property Development and Management:
        Leasing                                           8,740          7,184
        Sales                                            12,216            701
    Food Products                                         5,105          2,068
    Other                                                   840            709
                                                      ---------      ---------
        Total operating profit                           44,356         30,555
    Interest Expense                                     (5,779)        (5,347)
    Corporate Expenses                                   (3,791)        (3,502)
                                                      ---------      ---------
    Income Before Taxes and Accounting Change            34,786         21,706
    Income Taxes                                        (12,352)        (7,525)
                                                      ---------      ---------
    Income Before Accounting Change                      22,434         14,181
    Cumulative Effect of Accounting Change                   --         12,250
                                                      ---------      ---------
    Net Income                                        $  22,434      $  26,431
                                                      =========      =========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,        December 31,
                                                              2001              2000
                                                              ----              ----
                                                           (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                              $    3,311        $    3,451
    Accounts and notes receivable, net                        127,380           141,553
    Inventories                                                27,929            17,137
    Real estate held for sale                                  23,756            19,324
    Deferred income taxes                                      13,211            13,186
    Prepaid expenses and other assets                          12,547            18,736
    Accrued deposits to Capital Construction Fund              (4,795)           (4,520)
                                                           ----------        ----------
        Total current assets                                  203,339           208,867
                                                           ----------        ----------
Investments                                                   164,743           183,141
                                                           ----------        ----------
Real Estate Developments                                       52,347            62,628
                                                           ----------        ----------
Property, at cost                                           1,841,929         1,808,194
    Less accumulated depreciation and amortization            867,092           853,502
                                                           ----------        ----------
        Property - net                                        974,837           954,692
                                                           ----------        ----------
Capital Construction Fund                                     152,814           150,405
                                                           ----------        ----------
Other Assets                                                  110,199           106,279
                                                           ----------        ----------

        Total                                              $1,658,279        $1,666,012
                                                           ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt    $   22,500        $   30,500
    Accounts payable                                           54,728            63,075
    Other                                                      55,228            59,431
                                                           ----------        ----------
        Total current liabilities                             132,456           153,006
                                                           ----------        ----------
Long-term Liabilities:
    Long-term debt                                            335,288           330,766
    Post-retirement benefit obligations                        44,449            44,752
    Other                                                      57,035            56,698
                                                           ----------        ----------
        Total long-term liabilities                           436,772           432,216
                                                           ----------        ----------
Deferred Income Taxes                                         384,661           387,139
                                                           ----------        ----------
Shareholders' Equity:
    Capital stock                                              33,367            33,248
    Additional capital                                         64,678            58,007
    Unrealized holding gains on securities                     54,339            61,937
    Retained earnings                                         563,976           552,637
    Cost of treasury stock                                    (11,970)          (12,178)
                                                           ----------        ----------
        Total shareholders' equity                            704,390           693,651
                                                           ----------        ----------

        Total                                              $1,658,279        $1,666,012
                                                           ==========        ==========

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             2001           2000
                                                             ----           ----
                                                                 (unaudited)
Cash Flows from Operating Activities                       $  36,860      $  22,101
                                                           ---------      ---------
Cash Flows from Investing Activities:
    Capital expenditures                                     (25,551)       (19,034)
    Capital Construction Fund, net                            (2,409)         1,113
    Other                                                        174          1,076
                                                           ---------      ---------
        Net cash used in investing activities                (27,786)       (16,845)
                                                           ---------      ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                  4,500         34,500
    Payments of debt, net                                     (8,000)        (7,500)
    Proceeds from issuances of capital stock                   3,409            --
    Repurchases of capital stock                                  --        (20,260)
    Dividends paid                                            (9,123)        (9,529)
                                                           ---------      ---------
        Net cash used in financing activities                 (9,214)        (2,789)
                                                           ---------      ---------

Net Increase (Decrease) in Cash and Cash Equivalents       $    (140)     $   2,467
                                                           =========      =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized              $   6,095      $   5,197
    Income taxes paid, net of refunds                             24            821

Other Non-cash Information:
    Accrued deposits to (withdrawals from) Capital
        Construction Fund, net                                   275           (351)
    Depreciation                                              18,030         17,111
    Tax-deferred property sales                               30,470             --
    Tax-deferred property purchases                           26,784             --
    Change in unrealized holding gains                        (7,598)           711


FINANCIAL NOTES
(Unaudited)

(a) The condensed balance sheet as of March 31, 2001 and the condensed statements of income and of cash flows for the three months ended March 31, 2001 and 2000 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the charitable donation of appreciated stock.

(c) The Company's total non-owner changes in shareholders' equity consist of net income, adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended March 31, 2001 and 2000 was $14,836,000 and $27,142,000, respectively.

(d) The cumulative effect of an accounting change in the first quarter of 2000 related to the treatment of vessel drydocking costs. The Company changed its method of accounting for these costs from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period benefited. This change was made to conform with prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the condensed statements of income and resulted in income of $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per share.

     The effect of this change in accounting method as of January 1, 2000, on the condensed balance sheets, was to increase other assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000.

(e) Investments and Subsequent Events: As of May 10, 2001, the Company had divested its holdings in Pacific Century Financial Corporation ("Pacific Century") (NYSE:BOH). This was completed through the sales, in April and May, of 749,000 shares of the stock for $16,200,000 and the donations, in January and March, of 360,000 shares to the Company's charitable foundation. The fair value of the donated stock was $7.5 million and the historical cost basis of the donated shares was approvimately $500,000. The net expense related to this contribution of $500,000 is included in the 2001 first quarter financial statements (Selling, General and Administrative Expense in the Condensed Statements of Income, and in Corporate Expenses in the Industry Segment Data.) The after-tax gain on the sale of the Pacific Century stock was approximately $9.4 million, or $0.23 per share. This gain will be reflected in the Company's 2001 second quarter financial results.

     On May 7, 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") (NYSE:BWE) which it doesn't already own. This offer was 40 percent higher than the market price of BancWest's stock at the time of the offer. The timing of the transaction is not currently known. The sale of the Company's holdings in BancWest, at $35 per share, would result in an after-tax realized gain of approximately $68 million, or $1.68 per share.

(f) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

FIRST QUARTER EVENTS:

OPERATING RESULTS:  Net income for the first quarter of 2001 was $22,434,000,
or $0.55 per share.    In the first quarter of 2000, income was $26,431,000, or
$0.63 per share, after an accounting change. The accounting change resulted in a one-time, non-cash increase to first-quarter 2000 earnings of $12,250,000, or $0.29 per share. Excluding this change, first-quarter 2000 income was $14,181,000, or $0.34 per share. Revenue in the first quarter of 2001 was $275,844,000 compared with revenue of $232,225,000 in the first quarter of 2000.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $278,369,000 at March 31, 2001, an increase of $33,297,000 from December 31, 2000. This net increase was due primarily to the addition of a new $40,000,000 revolving credit facility and higher raw sugar inventories, partially offset by lower receivable balances.

Working capital was $70,883,000 at March 31, 2001, an increase of $15,022,000 from the amount at the end of 2000. The higher working capital was due primarily to higher sugar inventories due to seasonality, an increase in the amount of real estate inventory held for sale, a decrease in the current portion of long-term debt and lower trade payables, partially offset by lower accounts receivable balances at Matson.


RESULTS OF SEGMENT OPERATIONS -
FIRST-QUARTER 2001 COMPARED WITH THE FIRST-QUARTER 2000

OCEAN TRANSPORTATION revenue of $196,609,000 for the first quarter of 2001 decreased two percent from that in the comparable period in 2000 and operating
profit of $17,455,000 decreased 12 percent.   Although Hawaii container volume
for the first quarter of 2001 was two percent higher than in the first quarter of 2000 and a general rate increase was effected in the Hawaii service in February 2001, the lower revenue and operating profit resulted primarily from the return to an 8 vessel fleet for the Hawaii service, transfer of the operations of the former Pacific Coast Shuttle to a subsidiary and lower contributions from investments in a shipping operation in Puerto Rico and a stevedoring joint venture. Automobile volume was level on a year-over-year basis.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue of $17,096,000 for the first quarter of 2001 was 18 percent higher than in the first quarter of 2000 and operating profit of $8,740,000 was 22 percent higher. The increase in revenue and operating profit was due primarily to the contribution of recently acquired properties, higher occupancy levels and higher lease rates. The January 2001 sale of several properties on Bainbridge Island, Washington reduced rental income slightly. First-quarter 2001 occupancy levels for Mainland properties averaged 94 percent, versus 95 percent in the first quarter of 2000. Occupancy levels for Hawaii properties averaged 89 percent in the first quarter of 2001, versus 84 percent in the comparable period of 2000.
The increase in Hawaii occupancy was due primarily to higher tenancy in retail and warehouse properties.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue of $43,084,000 and operating profit of $12,216,000 for the first quarter of 2001 were the result of the sales of the previously-mentioned Washington properties, comprised of a shopping center, office building and a retail building, a 14-acre industrial lot on Maui for a planned Wal-Mart store, two commercial lots and 22 residential properties. Sales revenue of $3,052,000 and operating profit of $701,000 for the first quarter of 2000 were the result of the sales of two commercial lots and nine residential properties.

FOOD PRODUCTS revenue of $18,198,000 for the first quarter of 2001 was $4,532,000 higher than that in the comparable period of 2000. Operating profit for the first quarter of 2001 was $5,105,000, compared with $2,068,000 for the first quarter of 2000. Both of these increases were due primarily to a one-time distribution from the sugar marketing and transportation cooperative that handles the Hawaii sugar growers' production and from higher raw sugar prices. Higher California energy costs reduced investment results from C&H Sugar Company, Inc., in which A&B has a 36% ownership interest.


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

NEW ACCOUNTING STANDARDS: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was adopted by the Company in January 2001 with no impact on the financial statements. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was adopted in 2000 with no significant changes to the Company's accounting practices.

ACCOUNTING CHANGE: In January 2000, the Company changed its method of accounting for vessel drydocking costs from the accrual method to the deferral method. The cumulative effect of this accounting change increased first quarter 2000 net income by $12,250,000. (See Note (d) to the Company's condensed financial statements.)

TAX-DEFERRED REAL ESTATE EXCHANGES: During the first quarter of 2001, the Company recorded tax-deferred sales of $30,470,000 and reinvested, on a tax-deferred basis, $26,784,000 in new real estate assets. These amounts are reported under Other Non-cash Information in the Condensed Statements of Cash Flows.


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

ECONOMIC CONDITIONS: Measures of the current economic performance for the state of Hawaii continue to reflect the momentum of the improvement in 2000. However, eight consecutive monthly declines to the index of leading economic indicators, published by the State of Hawaii's Department of Business, Economic Development & Tourism (DBEDT), indicate that a slowdown is likely in the second half of 2001 as the U. S. Mainland economy decelerates and Japan's economy remains weak.

In its March 2001 outlook, DBEDT projected growth in real gross state product for the year 2001 of 2.8% (from 3.0% in 2000), for 2002 of 2.7%, and for 2003 of 2.5%. The external factors cited for the decline from 2000 were the slower economic growth of the U.S. Mainland economy and uncertainties in the Asian economies. Rising growth in visitor arrivals was anticipated, with the projection for growth in 2001 at 2.9%. One indication of the rapid pace of the changing outlook is that, at nearly the same time, the Hawaii Tourism Authority
(HTA) dropped its visitor spending growth projection for 2001 from 10.3% to 0.4%, based on a 2.2% growth in arrivals. The new targets were characterized by the HTA as being ambitious.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2000. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2000.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          11.  Statement re Computation of Per Share Earnings.

     (b)  Reports on Form 8-K

               A report on Form 8-K, dated January 11, 2001, was filed on January 11, 2001 to report, under Item 5 thereof, a plea agreement between Matson Navigation Company, Inc. and U.S. Attorneys for the Central District of California, the Northern District of California, and the Western District of Washington.

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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  May 14, 2001                          /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                           Sr. Vice President, Chief
                                        Financial Officer and Treasurer




Date:  May 14, 2001                          /s/ Thomas A. Wellman
                                           -------------------------
                                               Thomas A. Wellman
                                                   Controller

                                 EXHIBIT INDEX


11.  Statement re Computation of Per Share Earnings.