Form 10-Q
period 2001-06-30
ALEXANDER & BALDWIN INC
filed 2001-08-13
CIK 3453

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 2001 are presented below, with comparative figures from the 2000 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                    (In thousands except per share amounts)

                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                  2001       2000      2001       2000
                                                  ----       ----      ----       ----
                                                    (unaudited)          (unaudited)

Revenue:
    Operating revenue                           $277,191   $284,819  $549,976   $513,384
    Interest, dividends and other                 16,972      4,341    20,031      8,001
                                                --------   --------  --------   --------
        Total revenue                            294,163    289,160   570,007    521,385
                                                --------   --------  --------   --------

Costs and Expenses:
    Costs of goods sold, services and rentals    225,053    217,099   435,388    400,478
    Selling, general and administrative           24,504     21,626    49,448     43,419
    Interest                                       4,870      5,959    10,649     11,306
    Income taxes                                  15,222     16,233    27,574     23,758
                                                --------   --------  --------   --------
        Total costs and expenses                 269,649    260,917   523,059    478,961
                                                --------   --------  --------   --------

Income Before Cumulative Effect of Change
    in Accounting Method                          24,514     28,243    46,948     42,424

Cumulative Effect of Change in Accounting
    Method for Drydocking Costs (net of
    income taxes of $7,668, Note d)                   --         --       --     12,250
                                                --------   --------  --------   --------

Net Income                                      $ 24,514   $ 28,243  $ 46,948   $ 54,674
                                                ========   ========  ========   ========

Basic Earnings Per Share:
    Before cumulative effect of accounting
        change                                  $   0.61   $   0.69  $   1.16   $   1.03
    Accounting change (Note d)                        --         --        --       0.29
                                                --------   --------  --------   --------
    Net income                                  $   0.61   $   0.69  $   1.16   $   1.32
                                                ========   ========  ========   ========

Diluted Earnings Per Share:
    Before cumulative effect of accounting
        change                                  $   0.60   $   0.69  $   1.15   $   1.03
    Accounting change (Note d)                        --         --        --       0.29
                                                --------   --------  --------   --------
    Net income                                  $   0.60   $   0.69  $   1.15   $   1.32
                                                ========   ========  ========   ========

Dividends Per Share                             $  0.225   $  0.225  $  0.450   $  0.450



Average Number of Shares Outstanding              40,568     40,722    40,538     41,427
Outstanding



                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Industry Segment Data, Net Income
                                 (In thousands)

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2001        2000       2001        2000
                                                  ----        ----       ----        ----
                                                     (unaudited)            (unaudited)

Revenue:
    Ocean Transportation                        $ 203,212   $ 213,584  $ 399,821   $ 413,809
    Property Development and Management:
        Leasing                                    17,490      15,287     34,586      29,805
        Sales                                      29,155      24,987     72,239      28,039
    Food Products                                  28,118      34,504     46,316      48,170
    Other                                          16,188         798     17,045       1,562
                                                ---------   ---------  ---------   ---------
        Total revenue                           $ 294,163   $ 289,160  $ 570,007   $ 521,385
                                                =========   =========  =========   =========

Operating Profit, Net Income:
    Ocean Transportation                        $  18,713   $  27,914  $  36,168   $  47,807
    Property Development and Management:
        Leasing                                     8,679       7,606     17,419      14,790
        Sales                                       3,551      18,917     15,767      19,618
    Food Products                                     747      (2,060)     5,852           8
    Other                                          16,107         764     16,947       1,473
                                                ---------   ---------  ---------   ---------
        Total operating profit                     47,797      53,141     92,153      83,696
    Interest Expense                               (4,870)     (5,959)   (10,649)    (11,306)
    Corporate Expenses                             (3,191)     (2,706)    (6,982)     (6,208)
                                                ---------   ---------  ---------   ---------
    Income Before Taxes and Accounting Change      39,736      44,476     74,522      66,182
    Income Taxes                                  (15,222)    (16,233)   (27,574)    (23,758)
                                                ---------   ---------  ---------   ---------
    Income Before Accounting Change                24,514      28,243     46,948      42,424
    Cumulative Effect of Accounting Change             --          --         --      12,250
                                                ---------   ---------  ---------   ---------
    Net Income                                  $  24,514   $  28,243  $  46,948   $  54,674
                                                =========   =========  =========   =========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                                 (In thousands)

                                                     June 30,      December 31,
                                                       2001            2000
                                                       ----            ----
                                                    (unaudited)     (audited)
                              ASSETS
Current Assets:
    Cash and cash equivalents                       $      308      $    3,451
    Accounts and notes receivable, net                 132,531         141,553
    Inventories                                         23,879          17,137
    Real estate held for sale                           11,662          19,324
    Deferred income taxes                               13,265          13,186
    Prepaid expenses and other assets                   10,821          18,736
    Accrued deposits to Capital Construction Fund       (2,000)         (4,520)
                                                    ----------      ----------
        Total current assets                           190,466         208,867
                                                    ----------      ----------
Investments                                            181,055         183,141
                                                    ----------      ----------
Real Estate Developments                                59,419          62,628
                                                    ----------      ----------
Property, at cost                                    1,884,927       1,808,194
    Less accumulated depreciation and amortization     882,601         853,502
                                                    ----------      ----------
        Property - net                               1,002,326         954,692
                                                    ----------      ----------
Capital Construction Fund                              151,322         150,405
                                                    ----------      ----------
Other Assets                                           102,494         106,279
                                                    ----------      ----------

        Total                                       $1,687,082      $1,666,012
                                                    ==========      ==========

                         LIABILITIES AND
                       SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term
      debt                                          $   29,500      $   30,500
    Accounts payable                                    64,268          63,075
    Other                                               63,517          59,431
                                                    ----------      ----------
        Total current liabilities                      157,285         153,006
                                                    ----------      ----------
Long-term Liabilities:
    Long-term debt                                     311,823         330,766
    Post-retirement benefit obligations                 44,363          44,752
    Other                                               57,074          56,698
                                                    ----------      ----------
        Total long-term liabilities                    413,260         432,216
                                                    ----------      ----------
Deferred Income Taxes                                  391,935         387,139
                                                    ----------      ----------
Shareholders' Equity:
    Capital stock                                       33,369          33,248
    Additional capital                                  64,732          58,007
    Unrealized holding gains on securities              68,238          61,937
    Retained earnings                                  570,233         552,637
    Cost of treasury stock                             (11,970)        (12,178)
                                                    ----------      ----------
        Total shareholders' equity                     724,602         693,651
                                                    ----------      ----------
        Total                                       $1,687,082      $1,666,012
                                                    ==========      ==========



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    2001            2000
                                                                    ----            ----
                                                                         (unaudited)

Cash Flows from Operating Activities                             $   77,714      $   43,318
                                                                 ----------      ----------

Cash Flows from Investing Activities:
    Capital expenditures                                            (63,363)        (45,706)
    Proceeds from sale of investments                                16,217              --
    Capital Construction Fund, net                                      358           1,807
    Other                                                               774           1,646
                                                                 ----------      ----------
        Net cash used in investing activities                       (46,014)        (42,253)
                                                                 ----------      ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                         6,000          64,000
    Payments of debt, net                                           (26,000)        (12,500)
    Proceeds from short-term commercial paper borrowings, net            --           5,000
    Proceeds from issuances of capital stock                          3,409              51
    Repurchases of capital stock                                         --         (43,294)
    Dividends paid                                                  (18,252)        (18,625)
                                                                 ----------      ----------
        Net cash used in financing activities                       (34,843)         (5,368)
                                                                 ----------      ----------

Net Decrease in Cash and Cash Equivalents                        $   (3,143)     $   (4,303)
                                                                 ==========      ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                    $  (12,187)     $  (11,123)
    Income taxes paid, net of refunds                               (18,091)        (17,098)

Other Non-cash Information:
    Accrued withdrawals from Capital Construction Fund, net          (2,520)         (1,204)
    Depreciation expense                                            (36,310)        (34,478)
    Tax-deferred property sales                                      30,843          23,056
    Tax-deferred property purchases                                 (42,257)         (3,139)
    Change in unrealized holding gains                                6,301         (10,295)


Financial Notes
(Unaudited)

(a) The condensed balance sheet as of June 30, 2001, the condensed statements of income for the three months and six months ended June 30, 2001 and 2000, and the condensed statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the charitable donation of appreciated stock (See Note e).

(c) The Company's total non-owner changes in shareholders' equity consist of net income, adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended June 30, 2001 and 2000 was $38.4 million and $17.2 million, respectively. Comprehensive income for the six months ended June 30, 2001 and 2000 was $53.2 million and $44.4 million, respectively.

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

     The effect of this change in accounting method as of January 1, 2000, on the Condensed Balance Sheets, was to increase Other Assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000. The pro-forma effect of the change on 2000 net income is the same as the reported amount.

(e) Investments: During the first half of 2001, the Company divested its holdings in Pacific Century Financial Corporation ("Pacific Century") (NYSE:BOH). This was completed through the sales, in the second quarter, of 749,000 shares of the stock for $16,200,000 and the donations, in the first quarter, of 360,000 shares to the Company's charitable foundation. The fair value of the donated stock was $7.5 million and the historical cost basis of the donated shares was approximately $500,000. The net expense related to this contribution of $500,000 is included in the 2001 first quarter financial statements (Selling, general and administrative Expense in the Condensed Statements of Income, and in Corporate Expenses in the Industry Segment Data.) The after-tax gain on the sale of the Pacific Century stock was approximately $9.4 million, or $0.23 per share. This gain is included in the Company's 2001 second quarter financial results in the Condensed Statements of Income under "Interest, dividends and other" and in the Industry Segment Data under "Other."

     In May 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") (NYSE:BWE) which it did not already own. This offer was 40 percent higher than the market price of BancWest's stock at the time of the offer. The transaction is expected to occur during the third quarter of 2001. The sale of the Company's holdings in BancWest, at $35 per share, would result in an after-tax realized gain of approximately $68 million, or $1.68 per share.

(f) Certain amounts have been reclassified to conform with the current year's presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

SECOND QUARTER AND FIRST HALF EVENTS:

Net income for the second quarter of 2001 was $24,514,000, or $0.61 per basic share. In the second quarter of 2000, income was $28,243,000, or $0.69 per basic share. Revenue in the second quarter of 2001 was $294,163,000, compared with revenue of $289,160,000 in the second quarter of 2000. Second quarter 2001 net income includes a gain of $9,400,000 ($0.23 per basic share), due to the sale of the Company's investment in Pacific Century Financial Corporation ("Pacific Century")(NYSE:BOH).

Net income for the first half of 2001 was $46,948,000, or $1.16 per basic share, compared with $54,674,000, or $1.32 per basic share, for the first half of 2000. The 2000 net income includes a change in accounting for vessel drydocking costs that resulted in a one-time non-cash increase of $12,250,000 in net income ($0.29 per basic share). This change is described in Note (d) to the second quarter 2001 financial statements. Excluding the change in accounting, net income rose by $4,524,000, or 11 percent, compared with the first half of 2000.

Interest expense for the first half and second quarter of 2001 were lower than in the comparable periods last year, due to lower rates and lower debt balances.

Financial Condition and Liquidity
---------------------------------

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $410,090,000 at June 30, 2001, an increase of $165,018,000 from December 31, 2000. This net increase was due primarily to $140,000,000 for new facilities, a $45,000,000 increase in the Company's multi-bank revolving credit facility, $7,500,000 lower drawn balances on variable rate facilities, and agricultural inventories which were $7,000,000 higher than 2000 year end (due to seasonality of production cycles), partially offset by the expiration and non-renewal of a $25,000,000 uncommitted short-term facility, and lower receivables and cash balances.

Working capital was $33,181,000 at June 30, 2001, a decrease of $22,680,000 from the amount at the end of 2000. The lower working capital was due primarily to a lower inventory of residential units, higher income taxes payable, lower trade receivables, and lower cash balances, partially offset by higher agricultural products inventory. The lower inventory of residential units was due to active sales of residential units on Maui. The remaining factors are the result of normal seasonality.


RESULTS OF SEGMENT OPERATIONS -
SECOND-QUARTER 2001 COMPARED WITH THE SECOND-QUARTER 2000

Ocean Transportation revenue of $203,212,000 for the second quarter of 2001 decreased five percent from the $213,584,000 reported in 2000. Operating profit of $18,713,000 decreased 33 percent from the $27,914,000 reported in 2000. The lower revenue was mainly due to the 2000 discontinuation of the Company's Pacific Coast shuttle service and lower intermodal revenue. These two revenue reduction factors, however, had little impact on the lower operating profit. The decrease in operating profit resulted primarily from modestly lower cargo volume, higher fleet costs, higher information technology expenses, and the Company's share of lower results from a stevedoring joint venture, partially offset by rate actions taken in 2001. Second quarter 2001 Hawaii service container volume was two-percent lower than in the second quarter of 2000. Automobile volume was two-percent higher for the second quarter compared with a year earlier.

Property Development and Management - Leasing revenue of $17,490,000 and operating profit of $8,679,000 for the second quarter of 2001 were both 14 percent higher than in the second quarter of 2000. These increases were due primarily to additions to the property portfolio in late 2000 and early 2001, and higher Hawaii occupancy levels. Second quarter 2001 occupancy levels for Mainland properties averaged 93 percent, versus 96 percent in the second quarter of 2000. Occupancy levels for Hawaii properties averaged 90 percent in the second quarter of 2001, versus 85 percent a year earlier. Mainland occupancy declined due to lease expirations for several large industrial tenants. The increase in Hawaii occupancy was due primarily to higher tenancy in retail and warehouse properties.

Property Development and Management - Sales revenue of $29,155,000 and operating profit of $3,551,000 for the second quarter of 2001 were primarily the result of selling 46 residential properties, four business parcels and a four-acre parcel on Maui. Sales revenue of $24,987,000 and operating profit of $18,917,000 for the second quarter of 2000 were the result of the sale of a ground lease under a Costco store in Kahului, Maui, six business parcels and six residential properties. The lower operating profit and greater revenue for the second quarter of 2001 were the result of a higher number of lower-margin residential unit sales than in 2000.

Food Products revenue of $28,118,000 for the second quarter of 2001 was $6,386,000 lower than the $34,504,000 of revenue reported in the second quarter of 2000. Operating profit of $747,000 for the second quarter of 2001 compared with a loss of $2,060,000 for the second quarter of 2000. The improvement in operating profit was due primarily to higher domestic raw sugar prices and reduced operating costs attributable to the closure of the Paia Mill, partially offset by losses from A&B's residual 36 percent investment in C&H Sugar Company, Inc. and from the startup of a panelboard manufacturing business.
For 2001, the Company has forward-priced 80 percent of its sugar production at approximately $21/cwt. Drought conditions on Maui continue to affect adversely sugar production and costs. Higher California energy costs were the driving factor for the lower results at C&H.

Other operating profit for the second quarter of 2001 included a $15,100,000 gain due to the sale of the Company's investment in Pacific Century.


RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS 2001 COMPARED WITH THE FIRST SIX MONTHS OF 2000

Ocean Transportation revenue of $399,821,000 for the first half of 2001 was three-percent lower than the $413,809,000 reported in the first half of 2000. Operating profit of $36,168,000 for the first half of 2001 declined 24 percent from $47,807,000 in the first half of 2000. The lower revenue was due to the same factors cited in the second quarter comparisons. The decline in operating profit resulted primarily from higher fleet costs, higher technology costs, and lower results from a stevedoring joint venture, partially offset by rate actions taken in 2001. First half 2001 Hawaii service container volume was virtually the same as in the first half of 2000. Automobile volume was one-percent higher for the first six months of 2001, compared with the first half of 2000.

Property Development and Management - Leasing revenue of $34,586,000 for the first half of 2001 was 16-percent higher than the $29,805,000 reported for the first half of 2000. Operating profit of $17,419,000 for the first half of 2001 was 18-percent higher than the $14,790,000 reported for the first half of 2000. These increases were due primarily to additions to the property portfolio in the latter part of 2000 and in early 2001. 2001 occupancy levels for Mainland properties averaged 93 percent, versus 96 percent in the first half of 2000. Average occupancy levels for Hawaii properties improved to 90 percent, versus 85 percent in the comparable period of 2000. The fluctuations in occupancy rates were due to the same factors cited for the second quarter.

Property Development and Management - Sales revenue of $72,239,000 and operating profit of $15,767,000 in the first half of 2001 were primarily the result of the sale of an industrial lot to Wal-Mart, three commercial properties in Bainbridge, Washington, a four-acre parcel on Maui, 68 residential properties and four business parcels. Sales revenue of $28,039,000 and operating profit of $19,618,000 in the first half of 2000 included the Costco ground lease, eight business parcels and 17 residential properties. The lower operating profit and greater revenue for 2001 compared with 2000 were the result of a higher number of lower-margin residential unit sales in 2001. This variability in sales and operating profit is an inherent characteristic of property sales activity.

Food Products revenue of $46,316,000 in the first half of 2001 compared with $48,170,000 in revenue for the comparable period of 2000. Operating profit for the first half of 2001 was $5,852,000 compared with a nearly break-even operating profit for the first half of 2000. The improvement in operating profit was due primarily to a one-time cash distribution from the sugar marketing and transportation cooperative that handles Hawaii sugar growers' production, higher domestic raw sugar prices and reduced operating costs attributable to the closure of the Paia Mill, partially offset by losses from A&B's residual 36 percent investment in C&H Sugar Company, Inc. and from the startup of a panelboard manufacturing business.

Other operating profit for the first half of 2001 included the previously noted gain from the sale of the Company's investment in Pacific Century.


OTHER MATTERS

Property Sales and Trends: The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment.

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

Tax-Deferred Real Estate Exchanges: During the first six months of 2001, the Company recorded tax-deferred sales of $30,843,000 and reinvested, on a tax-deferred basis, $42,257,000 in new real estate assets. These amounts are not included in "cash flows from operating activities" and "capital expenditures," but are reported under the caption of "Other Non-cash Information" in the Condensed Statements of Cash Flows.

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

Investments: During the first half of 2001, the Company divested its holdings in Pacific Century. This was completed through the donation of 360,000 shares to the Company's charitable foundation and the sale of the remaining 749,000 shares. In May 2001, BNP Paribas SA, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest")(NYSE:BWE) that it did not already own. The Company currently owns 3,385,788 shares of BancWest stock. See Note (e) for additional information about these matters.

Economic Conditions: Although many reported measures of Hawaii's economic performance continue to reflect momentum from the boost in 2000, some important measures and most current forecasts anticipate that the State's economy is decelerating. That conclusion is based on uncertainty over the prospective performance of the U.S. mainland economy and the sustained weakness of Japan's economy. For example, one sound current measure, Hawaii's all-cash, broad-based general excise tax, was up a solid 6.8 percent for the fiscal year ended June 30, 2001. In contrast, the leading economic indicator prepared by the State of Hawaii's Department of Business, Economic Development & Tourism has been lower in nine of the past 11 months, and for the past five consecutive months. Similarly, measures of the important visitor industry are also slowing. For 2001, through May, total visitor days are down 1.6%. The decline was more pronounced at 4.4% for the month of May 2001. Reflecting the same patterns, domestic travel, international travel and Japanese travel were down 1%, 3.3% and 0.7%, respectively, through May 2001. However, the rate of decline during just the month of May for domestic, international and Japanese travel was much steeper at 3.5%, 6.9 and 6.2%, respectively. Hotel occupancies were 67.7% in May 2001, or 4.6 percentage points below May 2000.



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

                          PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

     At the Annual Meeting of Shareholders of the Company held on April 26, 2001, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, and (ii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:


(i)  Election of Directors           For        Withheld
                                     ---        --------

     Michael J. Chun              37,534,512      126,771
     Leo E. Denlea, Jr.           37,370,483      290,800
     W. Allen Doane               35,486,419    2,174,864
     Walter A. Dods, Jr.          37,247,741      413,542
     Charles G. King              37,524,123      137,160
     Carson R. McKissick          37,375,101      286,182
     C. Bradley Mulholland        35,143,311    2,517,972
     Lynn M. Sedway               37,540,420      120,863
     Maryanna G. Shaw             37,521,385      139,898
     Charles M. Stockholm         37,519,626      141,657


(ii) Election of Auditors         For      Against    Abstain
                                  ---      -------    -------

                              37,544,808    56,474     61,145


There were no broker non-votes at the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          4.b. Debt.

               4.b.(v) Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of June 14, 2001, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii,
               The Bank of New York, Wells Fargo Bank, National Association, and American Savings Bank, F.S.B.

          10.  Material contracts.

               10.a.(xlvii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001.

               10.a.(xlviii) Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996.

               10.a.(xlix) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001.

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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  August 10, 2001                       /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                           Sr. Vice President, Chief
                                        Financial Officer and Treasurer




Date:  August 10, 2001                       /s/ Thomas A. Wellman
                                           -------------------------
                                               Thomas A. Wellman
                                                   Controller

                                 EXHIBIT INDEX
                                 -------------


4.b. Debt.

     4.b.(v) Fourth Amendment to Second Amended and Restated Revolving Credit and Term Loan Agreement, effective as of June 14, 2001, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, and American Savings Bank, F.S.B.

10.  Material contracts.

     10.a.(xlvii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001.

     10.a.(xlviii) Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996.

     10.a.(xlix) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001.

11.  Statement re Computation of Per Share Earnings.