Form 10-Q
period 2001-09-30
ALEXANDER & BALDWIN INC
filed 2001-11-13
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001
                                    ------------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
September 30, 2001:                                               40,484,055

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 2001 are presented below, with comparative figures from the 2000 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                    (In thousands, except per share amounts)


                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                  2001        2000        2001       2000
																  ----		  ----		  ----		 ----
                                                    (unaudited)             (unaudited)
Revenue:
    Operating revenue                          $ 260,701   $ 280,304   $ 810,678   $ 793,688
    Interest, dividends and other                  3,392       5,482      23,422      13,483
															  ---------   ---------   ---------   ---------
        Total revenue                            264,093     285,786     834,100     807,171
															  ---------   ---------   ---------   ---------

Costs and Expenses:
    Costs of goods sold, services and rentals    208,714     223,610     644,102     624,672
    Selling, general and administrative           23,572      21,877      73,020      64,712
    Interest                                       4,330       6,661      14,979      17,967
    Income taxes                                  10,165      12,284      37,739      36,042
															  ---------   ---------   ---------   ---------
        Total costs and expenses                 246,781     264,432     769,840     743,393
															  ---------   ---------   ---------   ---------


Income Before Cumulative Effect of Change
    in Accounting Method                          17,312      21,354      64,260      63,778

Cumulative Effect of Change in Accounting
    Method for Drydocking Costs (net of
    income taxes of $7,668, Note d)                   --          --          --      12,250
															  ---------   ---------   ---------   ---------

Net Income                                     $  17,312   $  21,354   $  64,260   $  76,028
															  =========   =========   =========   =========

Basic Earnings Per Share:
    Before cumulative effect of accounting
        change											  $    0.42   $    0.53   $    1.58   $    1.55
    Accounting change (Note d)                        --          --          --        0.30
	                                            ---------   ---------   ---------   ---------
    Net income                                 $    0.42   $    0.53   $    1.58   $    1.85
															  =========   =========   =========   =========
Diluted Earnings Per Share:
    Before cumulative effect of accounting
        change											  $    0.42   $    0.52   $    1.58   $    1.55
    Accounting change (Note d)                        --          --          --        0.30
															  ---------   ---------   ---------   ---------
    Net income                                 $    0.42   $    0.52   $    1.58   $    1.85
															  =========   =========   =========   =========

Dividends Per Share                            $   0.225   $   0.225   $   0.675   $   0.675

Average Number of Shares Outstanding              40,567      40,439      40,548      41,095



                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Industry Segment Data, Net Income
                                 (In thousands)

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                  2001      2000          2001      2000
																  ----		----			  ----		----
                                                    (unaudited)             (unaudited)
Revenue:
    Ocean Transportation                       $ 207,828   $ 220,759   $ 607,649   $ 634,568
    Property Development and Management:
        Leasing                                   18,103      15,522      52,689      45,327
        Sales                                      5,063      14,435      77,302      42,474
    Food Products                                 32,296      34,294      78,612      82,464
    Other                                            803         776      17,844       2,338
	                                            ---------	  ---------	  ---------	  ---------
        Total revenue                          $ 264,093   $ 285,786   $ 834,100   $ 807,171
															  =========   =========   =========   =========

Operating Profit, Net Income:
    Ocean Transportation                       $  24,245   $  26,106   $  60,413   $  73,913
    Property Development and Management:
        Leasing                                    8,704       7,467      26,123      22,257
        Sales                                       (405)      5,472      15,362      25,090
    Food Products                                  1,374       2,901       7,226       2,909
    Other                                            767         745      17,714       2,218
															  ---------   ---------   ---------   ---------
        Total operating profit                    34,685      42,691     126,838     126,387
    Interest Expense                              (4,330)     (6,661)    (14,979)    (17,967)
    Corporate Expenses                            (2,878)     (2,392)     (9,860)     (8,600)
															  ---------   ---------   ---------   ---------
    Income Before Taxes and Accounting Change     27,477      33,638     101,999      99,820
    Income Taxes                                 (10,165)    (12,284)    (37,739)    (36,042)
    														  ---------   ---------   ---------   ---------
	 Income Before Accounting Change               17,312      21,354      64,260      63,778
    Cumulative Effect of Accounting Change            --          --          --      12,250
    														  ---------   ---------   ---------   ---------
	 Net Income                                 $  17,312   $  21,354   $  64,260   $  76,028
															  =========   =========   =========   =========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                                 (In thousands)

                                                    September 30,   December 31,
                                                         2001           2000
																			----           ----
                                                     (unaudited)
                              ASSETS
Current Assets:
    Cash and cash equivalents                        $      340      $    3,451
    Accounts and notes receivable, net                  131,595         141,553
    Inventories                                          19,023          17,137
    Real estate held for sale                             8,665          19,324
    Deferred income taxes                                12,865          13,186
    Prepaid expenses and other assets                    12,602          18,736
    Accrued deposits to Capital Construction Fund          (900)         (4,520)
																	  ----------      ----------
        Total current assets                            184,190         208,867
																	  ----------      ----------
Investments                                             181,770         183,141
																	  ----------      ----------
Real Estate Developments                                 67,348          62,628
																	  ----------      ----------
Property, at cost                                     1,896,070       1,808,194
    Less accumulated depreciation and amortization      897,944         853,502
																	  ----------      ----------
        Property - net                                  998,126         954,692
																	  ----------      ----------
Capital Construction Fund                               152,985         150,405
																	  ----------      ----------
Other Assets                                            110,464         106,279
																	  ----------      ----------

        Total                                        $1,694,883      $1,666,012
																	  ==========      ==========


                         LIABILITIES AND
                       SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term
      debt	  		                                   $   23,000      $   30,500
    Accounts payable                                     59,200          63,075
    Other                                                66,465          59,431
																	  ----------      ----------
        Total current liabilities                       148,665         153,006
Long-term Liabilities:										  ----------      ----------
    Long-term debt                                      313,830         330,766
    Post-retirement benefit obligations                  43,958          44,752
    Other                                                55,248          56,698
																	  ----------      ----------
        Total long-term liabilities                     413,036         432,216
																	  ----------      ----------
Deferred Income Taxes                                   391,937         387,139
																	  ----------      ----------
Shareholders' Equity:
    Capital stock                                        33,304          33,248
    Additional capital                                   65,154          58,007
    Unrealized holding gains on securities               69,369          61,937
    Retained earnings                                   585,353         552,637
    Cost of treasury stock                              (11,935)        (12,178)
																	  ----------      ----------
        Total shareholders' equity                      741,245         693,651
																	  ----------      ----------

        Total                                        $1,694,883      $1,666,012
																	  ==========      ==========


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2001           2000
																						 ----           ----
                                                                       (unaudited)

Cash Flows from Operating Activities                            $  107,431     $   75,431
																					 ----------     ----------

Cash Flows from Investing Activities:
    Capital expenditures                                           (81,430)       (68,607)
    Proceeds from sale of investments                               16,217             --
    Capital Construction Fund, net                                  (1,983)          (797)
    Other                                                            2,770          3,118
	                                                             ----------     ----------
        Net cash used in investing activities                      (64,426)       (66,286)
																					 ----------     ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                        6,000         78,500
    Payments of debt, net                                          (30,500)        (9,000)
    Proceeds from issuances of capital stock                         3,409            313
    Repurchases of capital stock                                    (2,270)       (43,294)
    Dividends paid                                                 (27,382)       (27,722)
	                                                             ----------     ----------
        Net cash used in financing activities                      (50,743)        (1,203)
																					 ----------     ----------
Net Increase (Decrease) in Cash and Cash Equivalents            $   (7,738)*   $    7,942
																					 ==========     ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                   $  (17,539)    $  (18,196)
    Income taxes paid, net of refunds                              (19,855)       (17,567)

Other Non-cash Information:
    Accrued withdrawals from Capital Construction Fund, net         (3,620)        (1,573)
    Depreciation expense                                           (56,041)       (52,411)
    Tax-deferred property sales                                     30,843         35,923
    Tax-deferred property purchases                                (42,257)       (23,134)
    Change in unrealized holding gains                               7,432         (2,182)



*Includes $4.6 million of checks issued but not yet cleared. This is included with "Accounts payable" in the Condensed Balance Sheet for September 30, 2001.



Financial Notes
(Unaudited)

(a) The Condensed Balance Sheet as of September 30, 2001, the Condensed Statements of Income for the three months and nine months ended September 30, 2001 and 2000, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year, but in the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the charitable donation of appreciated stock (See Note e).

(c) The Company's total non-owner changes in shareholders' equity consist of net income, adjusted for unrealized holding gains (losses) on securities (other comprehensive income). On this basis, comprehensive income for the three months ended September 30, 2001 and 2000 was $18.4 million and $29.5 million, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $71.7 million and $73.8 million, respectively.

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

     The effect of this change in accounting method as of January 1, 2000, on the Condensed Balance Sheets, was to increase Other Assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase total shareholders' equity by $12,250,000. The pro-forma effect of the change on 2000 net income is the same as the reported amount of $63,778,000.

(e) Investments: During the first half of 2001, the Company divested its holdings in Pacific Century Financial Corporation ("Pacific Century") (NYSE:BOH). This was completed through the sales, in the second quarter, of 749,000 shares of the stock for $16,200,000 and the donations, in the first quarter, of 360,000 shares to the Company's charitable foundation. The fair value of the donated stock was $7.5 million and the historical cost basis of the donated shares was approximately $500,000. The net expense related to this contribution of $500,000 is included in the 2001 first quarter financial statements (Selling, general and administrative expense in the Condensed Statements of Income, and in Corporate Expenses, in the Industry Segment Data.) The after-tax gain on the sale of the Pacific Century stock was approximately $9.4 million, or $0.23 per share. This gain is included in the Company's 2001 second quarter financial results in the Condensed Statements of Income under "Interest, dividends and other" and in the Industry Segment Data under "Other."

     In May 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") (NYSE:BWE) which it did not already own. This offer was 40 percent higher than the market price of BancWest's stock at the time of the offer. The transaction is expected to close during the fourth quarter of 2001.
     The sale of the Company's holdings in BancWest, at $35 per share, would result in an after-tax realized gain of approximately $68 million, or $1.69 per share.

(f) Certain amounts have been reclassified to conform with the current year's presentation.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

THIRD QUARTER AND FIRST NINE MONTH EVENTS:

Operating Results: Net income for the third quarter of 2001 was $17,312,000, or $0.42 per basic share. Net income for the comparable period of 2000 was $21,354,000, or $0.53 per basic share. Revenue in the third quarter of 2001 was $264,093,000, compared with revenue of $285,786,000 in the third quarter of 2000.

Net income for the first nine months of 2001 was $64,260,000, or $1.58 per basic share, compared with $76,028,000, or $1.85 per basic share in the first nine months of 2000. The 2000 net income includes a change in accounting for vessel drydocking costs that resulted in a one-time non-cash increase of $12,250,000 in net income ($0.30 per basic share). This change is described in Note (d) to the third quarter 2001 financial statements. Excluding the change in accounting, net income rose by $482,000, compared with the first nine months of 2000.

In the third quarter of 2001, operating profit was $34,685,000. This was $8,006,000, or 19-percent, lower than the $42,691,000 in the third quarter of 2000. For the first nine months of this year, operating profit was $126,838,000, an increase of $451,000, versus $126,387,000 in the first nine months of 2000.

Interest expense in both periods of 2001 was lower than in the comparable periods in 2000, reflecting both lower rates and decreased debt balances.

FINANCIAL CONDITION AND LIQUIDITY

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $398,933,000 at September 30, 2001, an increase of $153,861,000 from December 31, 2000. This net increase was due primarily to $140,000,000 for new debt facilities, a $45,000,000 increase in the Company's multi-bank revolving credit facility, $7,500,000 lower drawn balances on variable rate facilities, and agricultural inventories which were $1,600,000 higher than at year-end 2000 (due to seasonality of production cycles), partially offset by the expiration and non-renewal of a $25,000,000 uncommitted short-term facility, and lower receivables and cash balances.

Working capital was $35,525,000 at September 30, 2001, a decrease of $20,336,000 from the amount at the end of 2000. The lower working capital was due primarily to lower trade receivables, a lower inventory of residential units, higher income taxes payable, and lower cash balances, partially offset by higher agricultural products inventory. The lower inventory of residential units was due to active sales of residential units on Maui. The remaining factors are the result of normal seasonality.


RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 2001 COMPARED WITH THE THIRD QUARTER 2000

Ocean Transportation revenue of $207,828,000 for the third quarter of 2001 decreased six-percent from the $220,759,000 reported in the third quarter of 2000. Operating profit of $24,245,000 decreased seven percent from the $26,106,000 reported in the third quarter of 2000. The lower revenue was due mainly to the discontinuation in 2000 of the Company's Pacific Coast shuttle service and lower intermodal revenue. These two revenue reduction factors, however, had little impact on the lower operating profit. The decrease in operating profit resulted primarily from modestly lower cargo volume, slower-than-expected improvement in productivity resulting from a terminal improvement project, and the Company's share of lower results from investments in a shipping operation in Puerto Rico and a stevedoring joint venture. These were offset, in part, by the benefits of contract carriage for a competitor, the sale of a small subsidiary and higher shipping rates. Third quarter 2001 Hawaii service container volume was four-percent lower than in the 2000 third quarter, and automobile volume was 11-percent lower.

Property Development and Management - Leasing revenue of $18,103,000 and operating profit of $8,704,000 for the third quarter of 2001 were both 17 percent higher than in the third quarter of 2000. These increases were due primarily to additions to the property portfolio in late 2000 and early 2001, and higher Hawaii occupancy levels. Third quarter 2001 occupancy levels for Mainland properties averaged 93 percent, versus 96 percent in the third quarter of 2000. Occupancy levels for Hawaii properties averaged 90 percent in the third quarter of 2001, versus 85 percent a year earlier. Mainland occupancy declined, due to lease expirations for several large industrial tenants. The increase in Hawaii occupancy was due primarily to higher tenancy in retail and warehouse properties.

Property Development and Management - Sales revenue of $5,063,000 for the third quarter of 2001 compared with $14,435,000 in the third quarter of 2000. A small operating loss of $405,000 occurred in the third quarter of 2001, versus an operating profit of $5,472,000 in the 2000 third quarter. This decrease in revenue and operating profit was due primarily to the non-recurrence in 2001 of a major property sale on Maui in 2000. Sales in the third quarter of 2000 included the sales of a 13-acre parcel at Maui Business Park to Home Depot, two business parcels and six residential properties. This variability in sales and operating profit is an inherent characteristic of property sales activity. The third-quarter loss resulted from overhead and administrative costs in excess of income from property sales.

Food Products revenue of $32,296,000 for the third quarter of 2001 was six-percent lower than the $34,294,000 reported in the third quarter of 2000. Operating profit of $1,374,000 for the third quarter of 2001 compared with $2,901,000 in the third quarter of 2000. The primary reasons for the declines in revenue and operating profit were A&B's share of losses in its investment in C&H Sugar Company, Inc., losses related to the Company's startup panelboard plant and higher cane sugar production costs resulting from the continuing drought conditions on Maui. Partially offsetting these factors were higher domestic raw sugar prices and lower operating costs which resulted from the 2000 closure of the Company's Paia sugar mill. For 2001, the Company forward priced 80 percent of its sugar production at approximately $21/cwt. Drought conditions on Maui continue to affect sugar production and costs adversely. Higher California energy costs were the driving factor for the lower results at C&H. The Company is currently evaluating marketing and operating alternatives for its panelboard manufacturing business. Production has been suspended pending the results of this evaluation.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 2001 COMPARED WITH THE FIRST NINE MONTHS OF 2000

Ocean Transportation revenue of $607,649,000 for the first nine months of 2001 was four-percent lower than the $634,568,000 reported in the first three quarters of 2000. Operating profit of $60,413,000 declined 18 percent from $73,913,000 in the first nine months of 2000. The lower revenue was due to the same factors cited in the third quarter comparisons. The decline in operating profit resulted primarily from slower-than-expected improvement in productivity resulting from a terminal improvement project, and lower results from investments in a shipping operation in Puerto Rico and a stevedoring joint venture. These were offset, in part, by the benefits of contract carriage for a competitor, the sale of a small subsidiary and higher shipping rates. Matson's Hawaii service container volume in the first nine months of 2001 was two-percent lower than in the first nine months of 2000, and automobile volume was three-percent lower.

Property Development and Management - Leasing revenue of $52,689,000 for the first nine months of 2001 was 16-percent higher than the $45,327,000 in the first nine months of 2000. Operating profit of $26,123,000 for the first nine months of 2001 was 17-percent higher than the $22,257,000 earned in the first nine months of 2000. These increases were due primarily to additions to the property portfolio in the latter part of 2000 and in early 2001. Year-to-date 2001 occupancy levels for Mainland properties averaged 93 percent, versus 96 percent in the first nine months of 2000. Year-to-date 2001 occupancy levels for Hawaii properties improved to 90 percent, versus 85 percent in the comparable period of 2000. The fluctuations in occupancy rates were due to the same factors cited for the third quarter.

Property Development and Management - Sales revenue of $77,302,000 and operating profit of $15,362,000 in the first nine months of 2001 were primarily the result of sales of an industrial lot to Wal-Mart, three commercial properties in Bainbridge, Washington, a four-acre parcel on Maui, 75 residential properties and four business parcels. Sales revenue of $42,474,000 and operating profit of $25,090,000 in the first nine months of 2000 included the sale of a ground lease under a Costco store, a 13-acre parcel at Maui Business Park to Home Depot, 14 business parcels, and 18 residential properties.

Food Products revenue of $78,612,000 for the first nine months of 2001 was five-percent lower than the $82,464,000 reported for the comparable period of 2000. Operating profit for the first nine months of 2001 was $7,226,000 compared with $2,909,000 in the first nine months of 2000. The improvement in operating profit was due primarily to a one-time cash distribution from the sugar marketing and transportation cooperative that handles Hawaii sugar growers' production, higher domestic raw sugar prices and reduced costs attributable to the closure of the Paia Mill, partially offset by losses from A&B's investment in C&H Sugar Company, Inc. and losses related to the Company's startup panelboard manufacturing business.

Other operating profit for the first nine months of 2001 included the gain from the sale of the Company's investment in Pacific Century. (See Note (e) to the Company's condensed financial statements.)



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

New Accounting Standards: Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was adopted by the Company in January 2001 with no impact on the financial statements. SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," was adopted in 2001 with no significant changes to the Company's accounting practices.

SFAS No. 141 "Business Combinations" was issued in June 2001 and became effective in July 2001. This statement requires the purchase method of accounting for business combinations. This standard will affect how the Company accounts for new business combinations.

SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective in January 2002. This statement addresses how intangible assets, including goodwill, should be accounted for in the financial statements. The Company currently has approximately $1 million of recorded intangibles. Consequently, the new statement will not have a material effect on the balance sheet or income statement.

SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in June 2001 and becomes effective in January 2003. This statement addresses accounting and reporting for obligations and costs which will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as a charge to earnings. The possible financial impacts of this standard are not yet known, but are being assessed.

SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and becomes effective in January 2002. This statement replaces previous accounting standards related to asset impairments and provides guidance concerning the recognition and measurement of impairment losses for certain types of long-term assets. The statement recommends the use of probability-weighted cash flow estimations, precludes accruing future operating losses prior to asset disposal, expands the scope of "discontinued operations" to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The statement will change how the company analyzes and accounts for asset impairments and discontinued operations, but, upon adoption, will have no immediate financial impacts.

Accounting Change: In January 2000, the Company changed its method of accounting for vessel drydocking costs from the accrual method to the deferral method. The cumulative effect of this accounting change increased first quarter 2000 net income by $12,250,000. (See Note (d) to the Company's condensed financial statements.)

Tax-Deferred Real Estate Exchanges: During the first nine months of 2001, the Company recorded tax-deferred sales of $30,843,000. These sales plus the unreinvested balance of tax-deferred sales that occurred in 2000 enabled the Company to purchase, on a tax-deferred basis, $42,257,000 in new real estate assets. These amounts are not included in "cash flows from operating activities" and "capital expenditures," but are reported under the caption of "Other Non-cash Information" in the Condensed Statements of Cash Flows.

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

Investments: During the first half of 2001, the Company divested its holdings in Pacific Century. This was completed through the donation of 360,000 shares to the Company's charitable foundation and the sale of the remaining 749,000 shares. In May 2001, BNP Paribas SA, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") (NYSE:BWE) that it did not already own. The Company currently owns 3,385,788 shares of BancWest stock. This sale is expected to close during the fourth quarter. (See Note (e) to the Company's condensed financial statements).

Economic Conditions: Although none of the Company's operations were directly affected by the East Coast terrorist attacks of September 11th, the events have compounded pre-existing concerns about the outlook for Hawaii's economy. They also created unprecedented uncertainty about how to assess the extent, pace and duration of the decline that is now expected. Local economists are struggling to draw inferences from the rapid economic decline and steady recovery that accompanied the Gulf War, but many of the present circumstances are significantly different. Most economists have concluded that, in the absence of better data, forecasts simply are not practical at this time.

The visitor industry is Hawaii's largest single business activity. In the near-term,lower demand has prompted both international and domestic air carriers to reduce the number of flights they offer. Hotels and visitor-related businesses also acted quickly to adjust capacity. As a result, local unemployment filings have risen sharply. The Hawaii State legislature conducted a special session to consider economic incentives to help offset the decline. It is too early to determine how the measures considered at this special session will benefit Hawaii's economy.

In the absence of other major external events, the Company anticipates that the significant decline in the visitor industry will persist during the 4th quarter of 2001, with improvement taking place gradually during the first half of 2002. In this scenario, the effects of the decline should be felt primarily at Matson, in the form of lower shipments of visitor-related cargo and household goods associated with now-curtailed military transfers. It is likely that effects on real estate activities would be much less and that there would be little or no effect on food products activities.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-Q, press releases made by the Company and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) impact of the events of September 11, 2001; (2) economic conditions in Hawaii and elsewhere; (3) market demand; (4) competitive factors and pricing pressures in the Company's primary markets; (5) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (6) dependence on third-party suppliers; (7) fuel prices; (8) raw sugar prices; (9) labor relations; (10) risks associated with current or future litigation; and (11) other risk factors described elsewhere in such communications and from time to time in the Company's filings with the SEC.



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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  November 13, 2001                     /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                           Sr. Vice President, Chief
                                        Financial Officer and Treasurer




Date:  November 13, 2001                     /s/ Thomas A. Wellman
                                           -------------------------
                                               Thomas A. Wellman
                                                   Controller


                                 EXHIBIT INDEX
                                 -------------


11.  Statement re Computation of Per Share Earnings.