Form 10-K/A
period 2000-12-31
ALEXANDER & BALDWIN INC
filed 2002-01-14
CIK 3453

FORM 10-K/A
                                 AMENDMENT No. 1

                      Date of Amendment:  January 14, 2002
                   Date of Report Being Amended:  March 26, 2001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
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

       NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AT FEBRUARY 15, 2001:
                                   40,545,220

 AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES AT FEBRUARY 15, 2001:
                                 $1,068,959,024


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]


                      DOCUMENTS INCORPORATED BY REFERENCE
PORTIONS OF REGISTRANT'S PROXY STATEMENT DATED MARCH 12, 2001 (PART III OF FORM 10-K).
   PORTIONS OF REGISTRANT'S ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED
             DECEMBER 31, 2000 (PARTS I, II AND IV OF FORM 10-K).

EXPLANATORY NOTE:

This Form 10-K/A amends the Form 10-K filed by Alexander & Baldwin, Inc. ("Registrant") with the Securities and Exchange Commission for the year ended December 31, 2000, to include the complete text of the first page (cover page) of the Form 10-K. The Registrant has made no further changes to its Form 10-K filed with the Securities and Exchange Commission on March 26, 2001 or to the exhibits included with that Form 10-K.

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