Form 10-Q/A
period 2001-03-31
ALEXANDER & BALDWIN INC
filed 2002-01-14
CIK 3453

FORM 10-Q/A
              AMENDMENT TO FORM 10-Q PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      Date of Amendment:  January 14, 2002
                   Date of Report Being Amended:  May 14, 2001

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001
                                    --------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
March 31, 2001:                                                     40,567,420

EXPLANATORY NOTE:

This Form 10-Q/A amends the Form 10-Q filed by Alexander & Baldwin, Inc. ("Registrant") with the Securities and Exchange Commission for the quarter ended March 31, 2001, to include the complete text of the first page (cover page) of the Form 10-Q. The Registrant has made no further changes to its Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001 or to the exhibits included with that Form 10-Q.

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