Form 10-K
period 2001-12-31
ALEXANDER & BALDWIN INC
filed 2002-03-11
CIK 3453

<PLAINTEXT>

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001
                         Commission file number 0-565

                           ALEXANDER & BALDWIN, INC.
            (Exact name of registrant as specified in its charter)

                       Hawaii                  99-0032630
                   (State or other
                    jurisdiction                 (I.R.S.
                 of incorporation or      Employer Identification
                    organization)                 No.)

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

      Number of shares of Common Stock outstanding at February 14, 2002:
                                  40,606,808

 Aggregate market value of Common Stock held by non-affiliates at February 14,
                                     2002:
                                 $937,859,339

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes X    No
                                                   ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                      Documents Incorporated By Reference
Portions of Registrant's Proxy Statement dated March 11, 2002 (Part III of Form
                                    10-K).


<PLAINTEXT>

                               TABLE OF CONTENTS

                                               PART I
                                                                                                 Page
                                                                                                 ----
Items 1. & 2.    Business and Properties........................................................   1

   A.            Ocean Transportation...........................................................   1
                 (1)  Freight Services..........................................................   1
                 (2)  Vessels...................................................................   2
                 (3)  Terminals.................................................................   2
                 (4)  Other Services............................................................   4
                 (5)  Competition...............................................................   4
                 (6)  Labor Relations...........................................................   5
                 (7)  Rate Regulation...........................................................   5

   B.            Property Development and Management............................................   5
                 (1)  General...................................................................   5
                 (2)  Planning and Zoning.......................................................   6
                 (3)  Residential Projects......................................................   6
                 (4)  Commercial and Industrial Properties......................................   8

   C.            Food Products..................................................................  11
                 (1)  Production................................................................  11
                 (2)  Marketing of Sugar and Coffee.............................................  12
                 (3)  Competition and Sugar Legislation.........................................  12
                 (4)  Properties and Water......................................................  13

   D.            Employees and Labor Relations..................................................  14

   E.            Energy.........................................................................  15

Item 3.    Legal Proceedings....................................................................  15

Item 4.    Submission of Matters to a Vote of Security Holders..................................  16

Executive Officers of the Registrant............................................................  16

                                               PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................  16

Item 6.    Selected Financial Data..............................................................  18

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  19

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................  25

Item 8.    Financial Statements and Supplementary Data..........................................  26

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.  57


                                    PART III
                                                                            Page
                                                                            ----
Item 10.   Directors and Executive Officers of the Registrant..............  58

    A.     Directors.......................................................  58

    B.     Executive Officers of the Registrant............................  58

Item 11.   Executive Compensation..........................................  59

Item 12.   Security Ownership of Certain Beneficial Owners and Management..  59

Item 13.   Certain Relationships and Related Transactions..................  59

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K  60

    A.     Financial Statements............................................  60

    B.     Financial Statement Schedules...................................  60

    C.     Exhibits Required by Item 601 of Regulation S-K.................  60

    D.     Reports on Form 8-K.............................................  65

Signatures.................................................................  66

Independent Auditors' Consent..............................................  68

<PLAINTEXT>

                           ALEXANDER & BALDWIN, INC.

                                   FORM 10-K

                       Annual Report for the Fiscal Year
                            Ended December 31, 2001

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

   The industry segments of A&B are as follows:

    A. Ocean Transportation--carrying freight, primarily between various ports on the United States Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; providing terminal, stevedoring and container equipment maintenance services in Hawaii; arranging intermodal transportation in North America; and providing supply and distribution services.

    B. Property Development and Management--purchasing, developing, selling, managing and leasing retail, office, industrial, commercial and residential properties, in Hawaii and on the U.S. Mainland.

    C. Food Products--growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; and generating and selling electricity.

   For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2001, see
Note 14 ("Industry Segments") to A&B's financial statements in Item 8 below.

DESCRIPTION OF BUSINESS AND PROPERTIES

  A.  Ocean Transportation

  (1)  Freight Services

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

   Matson is the principal carrier of ocean cargo between the United States Pacific Coast and Hawaii. In 2001, Matson carried 149,636 containers (compared with 151,496 in 2000) and 122,389 motor vehicles (compared with 132,186 in
2000) between those destinations. In response to a weakening Hawaii economy and declining demand, Matson reduced its Hawaii Service fleet from eight vessels to seven vessels in January 2002. Principal westbound cargoes carried by Matson to Hawaii include refrigerated commodities, dry containers of mixed commodities, packaged foods, motor vehicles, and building materials. Principal eastbound cargoes carried by Matson from Hawaii include motor vehicles, household goods, canned pineapple, refrigerated containers of fresh pineapple, and dry containers of mixed commodities. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

   Matson's Guam Service provides containership freight service between the United States Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established in 1996 by Matson and American President Lines, Ltd. ("APL") to provide freight service between the United States Pacific Coast and Hawaii, Guam, and several Far East ports. In 2001, Matson carried 17,225 containers (compared with 18,165 in 2000) and 2,750 automobiles (compared with 2,616 in 2000) in the Guam Service. The alliance currently utilizes five vessels (three Matson vessels and two APL vessels) in a schedule which provides service from the United States Pacific Coast to Guam and Micronesia, continuing through Far East ports, and returning to California.

   Matson's Mid-Pacific Service offers container and conventional freight service between the United States Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

   See "Rate Regulation" below with respect to Matson's freight rates.

  (2) Vessels

   Matson's cargo fleet consists of eleven containerships, two combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes which serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. These seventeen vessels represent an investment of approximately $694,618,000 expended over the past 31 years. The majority of vessels in the Matson cargo fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act, 1936, as amended. Matson's fleet is aging and includes six vessels that will be between 29 and 32 years old in 2002. During 2001, Matson actively began pursuing vessel replacement alternatives.

   Currently, three containerships are time-chartered to APL in connection with the Pacific Alliance Service. Two container/trailerships previously bareboat-chartered to Sea Star Line, LLC, which operates the vessels in the Florida-Puerto Rico trade, and in which Matson has a minority investment interest, were sold to Sea Star Line, LLC in January 2002.

   Matson's fleet units are described on the list on the following page.

   As a complement to its fleet, Matson owns approximately 15,000 containers, 10,670 container chassis, 730 auto-frames and miscellaneous other equipment. Capital expenditures by Matson in 2001 for vessels, equipment and systems totaled approximately $28,000,000.

  (3) Terminals

   Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 108-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled 383,506 containers in 2001 (compared with 402,500 in 2000) and can accommodate three vessels at one time. In 2001, Matson Terminals substantially completed a $32 million terminal improvement project at the Honolulu terminal, which included the conversion from a straddle carrier-based container handling system to a wheeled chassis-based system. The conversion is expected to increase terminal storage density, improve productivity, and reduce costs. Matson Terminals' lease with the State of Hawaii runs through September 2016.

                        MATSON NAVIGATION COMPANY, INC.
                                 FLEET--2/1/02

                                                                                             Usable Cargo Capacity
                                                                            --------------------------------------------
                                                                                     Containers              Vehicles
                                      Year              Maximum   Maximum   ----------------------------- --------------
                     Official Year   Recon-              Speed  Deadweight                Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons) 20' 24'  40'  Slots  TEUs (1) Autos Trailers
-----------          -------- ----- -------- ---------- ------- ----------- --- --- ----- ------ -------- ----- --------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......  979814  1992               713'6"  23.0     27,100     48 171   988  300    2,229     --     --
MOKIHANA (2)........  655397  1983               860'2"  23.0     30,167    182   0 1,340  408    2,824     --     --
MAHIMAHI (2)........  653424  1982               860'2"  23.0     30,167    182   0 1,340  408    2,824     --     --
MANOA (2)...........  651627  1982               860'2"  23.0     30,187    182   0 1,340  408    2,824     --     --
Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720'5 1/2"  22.5     26,308     -- 458   538  300    1,626     44     --
MAUI................  591709  1978    1993   720'5 1/2"  22.5     26,623     -- 458   538  300    1,626     --     --
MATSONIA............  553090  1973    1987       760'0"  21.5     22,501     16 128   771  201    1,712    450     56
LURLINE.............  549900  1973    1982       826'6"  21.5     22,213      6 162   713  292    1,379    220     81
EWA (3).............  530140  1972    1978       787'8"  21.0     38,747    286 276   681  228    1,979     --     --
CHIEF GADAO.........  530138  1971    1978       787'8"  21.0     37,346    230 464   597  274    1,981     --     --
LIHUE...............  530137  1971    1978       787'8"  21.0     38,656    286 276   681  188    1,979     --     --
MANULANI............  528400  1970           720'5 1/2"  22.5     27,109     26 160   659  221    1,536     --     --
MANUKAI (3).........  524219  1970           720'5 1/2"  22.5     27,107     -- 537   416  251    1,476     --     --
Tugs and Barges
---------------
WAIALEALE (4).......  978516  1991               345'0"    --      5,621     --  --    --   35       --    230     45
ISLANDER (5)........  933804  1988               372'0"    --      6,837     -- 276    24   70      380     --     --
MAUNA LOA (5).......  676973  1984               350'0"    --      4,658     -- 144    72   84      316     --     --
HALEAKALA (5).......  676972  1984               350'0"    --      4,658     -- 144    72   84      316     --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......      --
MOKIHANA (2)........      --
MAHIMAHI (2)........      --
MANOA (2)...........      --
Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
EWA (3).............      --
CHIEF GADAO.........      --
LIHUE...............      --
MANULANI............   5,300
MANUKAI (3).........   5,300
Tugs and Barges
---------------
WAIALEALE (4).......      --
ISLANDER (5)........      --
MAUNA LOA (5).......   2,100
HALEAKALA (5).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL until February 2006.
(3) Reserve Status
(4) Roll-on/Roll-off Barge
(5) Container Barge

   SSA Terminals, LLC, a joint venture formed by Matson and Stevedoring Services of America in July 1999, provides terminal and stevedoring services at West Coast terminal facilities in Los Angeles, Long Beach, Oakland and Seattle.

   Capital expenditures incurred by Matson Terminals for terminals and equipment totaled approximately $31,100,000 in 2001.

  (4) Other Services

   Matson Intermodal System, Inc. ("Matson Intermodal") is an intermodal marketing company which arranges North American rail and truck transportation for shippers and carriers, frequently in conjunction with ocean transportation. Through volume purchases of rail and motor carrier transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal currently has 40 offices and manages 30 equipment depots across the United States Mainland.

   In July 2001, Matson Services Company, Inc. ("Matson Services"), a wholly-owned subsidiary of Matson, sold the two tugboats which it had employed in Hawaiian waters to provide harbor assistance to vessels calling at the islands of Hawaii and Maui. Matson Services was dissolved effective December 31, 2001.

   Matson Logistics Solutions, Inc. ("Matson Logistics"), a wholly-owned subsidiary of Matson, provides supply chain, transportation management, and project cargo management services to Matson customers and others. In 2001, Matson Logistics entered the air freight business by entering into an alliance with an existing international air freight forwarder.

  (5) Competition

   Matson's Hawaii and Guam Services have one major containership competitor, which serves Long Beach, Oakland, Tacoma, Honolulu and Guam.

   Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes, and air cargo services. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

   Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the United States Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates 182 Hawaii round-trip voyages per year, 75 percent more than its closest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because more frequent arrivals permit customers to lower inventory costs. In addition, Matson competes by offering more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes, and by competitive pricing.

   The carriage of cargo between the United States Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, frequently referred to as the Jones Act. However, foreign-flag vessels carrying cargo to Hawaii from foreign sources provide indirect competition for Matson's container freight service between the United States Pacific Coast and Hawaii. Far East countries, Australia, New Zealand and South Pacific islands have direct foreign-flag services to Hawaii.

   In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, Matson joined other businesses and organizations in 1995 to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between American ports, in direct competition with Matson and other U.S. operators which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

   Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Logistics competes with many larger providers of logistics services and with transportation companies whose services include logistics.

  (6) Labor Relations

   The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Matson's operations have not been disrupted significantly by strikes in the past 30 years. See "Employees and Labor Relations" below for a description of labor agreements and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

  (7) Rate Regulation

   Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Matson filed a 3.5 percent across-the-board increase in its Hawaii Service shipping rates, which became effective on February 14, 2001. Also in 2001, Matson reduced its fuel surcharge in its Hawaii and Guam Services by one percentage point, from 4.25 percent to
3.25 percent, effective November 25, 2001.

  B.  Property Development and Management

  (1) General

   A&B and its subsidiaries own approximately 90,900 acres of land, consisting of approximately 90,600 acres in Hawaii and approximately 300 acres elsewhere, as follows:

                            Location   No. of Acres
                            --------   ------------
                            Oahu......        36
                            Maui......    68,709
                            Kauai.....    21,892
                            California       122
                            Texas.....        65
                            Washington        13
                            Arizona...        35
                            Nevada....        19
                            Colorado..        10
                                          ------
                               TOTAL..    90,901
                                          ======

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land, watershed land, and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,270 acres on Maui and Kauai are leased from third parties.

                                                         No. of
                 Current Use                             Acres
                 -----------                             ------
                  Hawaii
                  ------
                 Fully-entitled urban (defined below)...  1,246
                 Agricultural, pasture and miscellaneous 60,100
                 Watershed land/conservation............ 29,291
                  U.S. Mainland
                  -------------
                 Fully-entitled urban...................    254
                 Agriculture, pasture and miscellaneous.     10
                                                         ------
                    TOTAL............................... 90,901
                                                         ======

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

  (2) Planning and Zoning

   The entitlement process for development of property in Hawaii is both time-consuming and costly, involving numerous State and County regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

    . amendment of the County general plan to reflect the desired residential use;

    . approval by the State Land Use Commission to reclassify the parcel from the "Agricultural" district to the "Urban" district;

    . County approval to rezone the property to the precise residential use desired; and,

    . if the parcel is located in the Special Management Area, the granting of a Special Management Area permit by the County.

   The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing, and/or mandatory fee sale of portions of the project.

   A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as "fully-entitled" or "fully-zoned" when all necessary government land use approvals have been obtained.

   As described in more detail below, in 2001, work to obtain entitlements for urban use focused on (i) obtaining Community Plan designations for various A&B lands on Maui, and (ii) obtaining County entitlements for a proposed single-family subdivision and proposed hotel on Maui. The Community Plans serve to guide planning and development activity on Maui. A&B has obtained and continues to seek various urban designations for its undeveloped lands within the four Community Plans where most of its Maui lands are located.

  (3) Residential Projects

   A&B is pursuing a number of residential projects in Hawaii, including:

   (a) Kukui'Ula.   Kukui'Ula is a 1,045-acre master planned resort residential community located in Poipu, Kauai. Approximately 837 acres are fully entitled for up to 900 hotel and vacation ownership (timeshare) units, 3,000 residential units, a golf course, and commercial uses. The balance of the project is partially entitled and planned for up to 750 residential units. During 2001, the Company engaged in a number of development activities intended to position the project for development and for securing joint venture partners, including the following:

    . Civil engineering design commenced on Koloa Plantations, Kukui'Ula's second residential project. Approximately 95 one-half acre lots are planned.

    . The project's water master plan was updated, and two potential water sources were identified to supply potable water for the initial phase of development. Agreements defining the Company's participation in these water projects are undergoing final review by the Department of Water of the County of Kauai.

    . Preliminary civil engineering design of backbone infrastructure commenced for the major project roadway.

    . The initial phase of beach improvements was implemented, and archaeological mitigation and preservation plans were prepared for inventoried archaeological sites.

   In September 2001, a non-binding letter of intent was entered into with a Mainland-based developer of master-planned communities, for the joint venture development of Kukui'Ula. Based on due diligence activities completed to date, a joint venture agreement could be finalized in the first quarter of 2002.

   Sales at Koloa Estates, Kukui'Ula's first for-sale residential project, neared completion in 2001. Lot sales at this 32-lot subdivision commenced in September 1999. As of January 31, 2002, 28 lots have been sold, with three lots in escrow and one lot reserved. The average sales price of the 31 lots sold or in escrow was $149,200.

   (b) The Vintage at Kaanapali. Located on 17 acres in the Kaanapali Golf Estates project in Kaanapali, Maui, and surrounded by the Kaanapali South Golf Course, this project was developed as 73 detached single-family homes under a condominium regime. Home construction began in February 2000 and was completed in June 2001. All 73 homes were sold by July 2001. The units were sold at an average price of $590,000.

   (c) The Summit at Kaanapali. In January 2000, the Company acquired an additional 17 acres in the Kaanapali Golf Estates project. This land is being developed into 55 single-family homes or house lots. Site work construction was completed in May 2001 and construction of the 17 homes in Phase I commenced in June 2001. Five units were completed and closed as of December 31, 2001, at an average price of $1.1 million. As of January 31, 2002, an additional eight units were in escrow.

   (d) HoloHolo Ku. In October 2001, the Company entered into a joint venture with Kamuela Associates LLC for the development of 44 detached single-family homes under a condominium regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. An additional 7.2-acre estate lot is available for sale. Construction commenced early November 2001 and sales are projected to begin closing in the fourth quarter of 2002. As of January 31, 2002, there were 28 binding sales contracts in escrow.

   (e) Kai Lani. In September 2001, the Company entered into a joint venture agreement with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko Olina Resort on Oahu. Construction commenced February 2002.

   (f) Waikiki Project. On November 1, 2001, the Company acquired a 1.63-acre vacant, fee simple development site in Waikiki, Oahu, for approximately $3.6 million. The property, located at the entrance to Waikiki, is zoned for high-rise residential use and limited commercial uses. Planning and design work for a high-rise condominium development is expected to take place in 2002.

   (g) Other Maui Subdivisions. The Company continues to seek entitlements for two other single-family subdivisions on Maui: (i) an approximately 200-unit subdivision on 67 acres in Haliimaile (Upcountry, Maui), and (ii) an approximately 400-unit subdivision on 210 acres in Spreckelsville, which includes the possible expansion of the nearby nine-hole Maui Country Club golf course into an 18-hole course. A final decision by the Maui County Council on the Company's zoning application for the Haliimaile project was anticipated in 2001. However, due to general water and traffic issues for the Upcountry region, final Council action is not anticipated until the second half of 2002. Approval of the Spreckelsville project was sought from the Maui County Council as part of its ten-year update of the Wailuku-Kahului Community Plan. Primarily in response to concerns raised over potential traffic impacts, the

Council Planning Committee, in September 2001, voted against including Spreckelsville in the Community Plan. However, because of the project's positive planning features, the Committee recommended that the Company file a separate Community Plan application in order to have the project impacts evaluated under an environmental impact assessment.

   In May 2001, a Disposition Agreement was entered into for the bulk sale of the 86.4-acre Maunaolu agricultural subdivision (minimum two-acre sized lots). Closing could be accomplished in the first half of 2002.

  (4) Commercial and Industrial Properties

   An important source of property revenue is the lease rental income the Company receives from nearly 5.4 million leasable square feet of industrial and commercial building space, ground leases on 275 acres for commercial/industrial use, and leases on 10,930 acres for agricultural/pasture use.

   (a) Hawaii Commercial/Industrial Properties

   In Hawaii, most of the approximately 1.5 million square feet of income-producing commercial and industrial properties owned by the Company are located in the central Kahului/Wailuku area of Maui and in central Oahu. They consist primarily of three shopping centers and ten office buildings, as well as twelve other improved commercial and industrial properties. The average occupancy for the Hawaii improved commercial properties increased to 90% in 2001, from 86% in 2000. The improvement was due primarily to the high tenancies in recently-acquired properties.

   The Pacific Guardian Complex, consisting of an eighteen-story office building and an adjacent two-story commercial complex, having a total leasable area of 136,100 square feet, was acquired in February 2001. The property is located in the Kapiolani business district on the island of Oahu. In June 2001, the 124,600-square-foot Kaneohe Bay Shopping Center, located in the suburban community of Kaneohe, Oahu, was added to the portfolio. Both properties were 98% occupied at the time of acquisition. These acquisitions were made through tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended ("Code").

   The primary Hawaii commercial/industrial properties are as follows:

                                                                Leasable Area
  Property                        Location           Type         (sq. ft.)
  --------                    ---------------- ---------------- -------------
  Maui Mall..................  Kahului, Maui        Retail         192,600
  Pacific Guardian Complex...  Honolulu, Oahu       Office         136,100
  Kaneohe Bay Shopping Center  Kaneohe, Oahu        Retail         124,600
  P&L Warehouse..............  Kahului, Maui      Warehouse        104,100
  Kahului Shopping Center....  Kahului, Maui        Retail          99,400
  Ocean View Center..........  Honolulu, Oahu       Office          99,200
  Hawaii Business Park.......  Pearl City, Oahu   Warehouse         85,200
  Haseko Center..............  Honolulu, Oahu       Office          84,200
  One Main Plaza.............  Wailuku, Maui        Office          81,600
  Wakea Business Center......  Kahului, Maui   Warehouse/Retail     61,500
  Kahului Office Building....  Kahului, Maui        Office          55,400
  Fairway Shops at Kaanapali.  Kaanapali, Maui      Retail          35,000
  Kahului Office Center......  Kahului, Maui        Office          31,000
  Apex Building..............  Kahului, Maui        Retail          28,100
  Stangenwald Building.......  Honolulu, Oahu       Office          27,100
  Judd Building..............  Honolulu, Oahu       Office          20,200

   A number of other commercial and industrial projects are being developed on Maui, Oahu and Kauai, including:

   (i) Triangle Square. Construction of Kele Center, a 15,000-square-foot commercial building at Triangle Square, near the Kahului Airport on Maui, was completed in June 2001. A 4,500-square-foot national franchise restaurant opened in October 2001, and a 1,200-square-foot national haircare salon is scheduled to open in early 2002. Construction of a 6,200-square-foot automobile dealership was completed in October 2001, and the dealership opened for business that same month. Ground leases and build-to-suit opportunities are being pursued for the remaining 4.5 acres at Triangle Square.

   (ii) Maui Business Park. Located in Kahului, Maui, the initial phase of Maui Business Park consists of Phase IA (37.4 saleable acres), completed in 1995, and Phase IB (32.0 saleable acres), completed in 2000.

   Phase IA includes the 349,305-square-foot Maui Marketplace retail center, which is owned by a third party and occupies 20.3 acres of the subdivision. Maui Marketplace includes national tenants such as Lowe's Home Improvement Warehouse, Office Max, Sports Authority, Old Navy, Border's Books and Music, and Pier 1. The remaining area of Phase IA consists of 30 lots with an average size of 22,900 square feet, of which one lot was sold and one lot was leased in 2001. Thirteen lots (7.3 saleable acres) remain available for sale or lease.

   In Phase IB, Home Depot completed construction of a 135,000-square-foot store in May 2001. In February 2001, Wal-Mart purchased a 14.0-acre parcel in the subdivision and completed construction of a 142,000-square-foot store in October 2001. The remaining area consists of 10 lots with an average size of 18,800 square feet, of which one lot was sold and one lot was leased in 2001. Eight lots (3.7 saleable acres) remain available for sale or lease.

   As part of the County of Maui's ten-year update of the Wailuku-Kahului Community Plan, referred to above, the Company is seeking the approval of approximately 175 acres for future expansion of Maui Business Park. Based on concerns raised by Maui County Council members over, among other things, whether the expansion areas were too close to Kahului Airport, the Council Planning Committee voted against recommending approval of the expansion areas. Following the Company's efforts to address these concerns, on January 11, 2002, the County Council voted to send the expansion proposal back to the Planning Committee for reconsideration.

   (iii) Kahului Airport Hotel. In January 2001, land use applications were filed with the County of Maui for the development of a 140-room, moderately-priced hotel on 3.4 acres, at the entrance to Kahului Airport. The hotel, to be operated under the Courtyard by Marriott brand, requires Community Plan, zoning and special management area approvals before development can proceed. A required environmental assessment for the project was completed in July 2001. In September 2001, the Maui Planning Commission recommended approval of the land use applications to the Maui County Council, and in January 2002, the Council's Land Use Committee recommended approval of the land use applications to the Council. Final Council action is anticipated in the second quarter of 2002.

   (iv) Fairway Shops at Kaanapali. Construction of this 35,500-square-foot resort retail center in Kaanapali, Maui commenced in July 2001 and was completed in December 2001. The center is located on a 3.2-acre site along Honoapiilani Highway, the main corridor between Lahaina and Kapalua. Leasing activities have commenced, but have been adversely affected by the September 11 impacts on tourism.

   (v) Port Allen Marina Center. Pursuant to a long-term master plan for the development of 80 acres at Port Allen, Kauai, construction began in October 2001 on a 26,000-square-foot retail center located on 1.7 acres. Construction is expected to be complete by the third quarter of 2002.

   (vi) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres being developed in two phases. Phase IA (10.2 saleable acres), completed in 1999, consists of 23 fee simple industrial lots. Four lots were sold to commercial and industrial businesses in 2001 and eight lots (3.2 saleable acres) remain available for sale or lease.

   Construction of infrastructure improvements for Phase IB (17.3 saleable acres) was delayed in 2001 due to the discovery of lead contamination in approximately four acres of the subdivision. Infrastructure construction commenced in August 2001 on the unaffected portion of the site. Remediation activities on the affected portion commenced in December 2001 and are expected to be completed in early 2002. Construction of the remaining infrastructure for Phase IB is expected to be completed by mid-2002. Marketing activities commenced in 2001. In November 2001, an affiliate of Japan-based Fuji Photo Film Co., Ltd. purchased a 3.0-acre parcel in Phase IB and commenced construction of a 54,000-square-foot office, film processing and warehouse facility. The remaining portion of Phase IB consists of 31 lots (14.3 saleable acres), with an average size of 20,100 square feet.

   (b) U.S. Mainland Commercial/Industrial Properties

   On the U.S. Mainland, the Company owns a portfolio of commercial and industrial properties, acquired primarily by way of tax-deferred exchanges under Code Section 1031, comprising a total of approximately 4.0 million square feet of leasable area, as follows:

                                                                              Leasable Area
Property                              Location                 Type             (sq. ft.)
--------                        -------------------- ------------------------ -------------
Ontario Distribution Center.... Ontario, CA                 Warehouse             895,500
Great Southwest Industrial..... Dallas, TX                  Warehouse             842,900
Ontario-Pacific Business Centre Ontario, CA                 Warehouse             246,100
Valley Freeway Corporate Park.. Kent, WA                    Warehouse             229,100
Airport Square................. Reno, NV                      Retail              170,800
San Pedro Plaza................ San Antonio, TX               Office              163,800
2868 Prospect Park............. Sacramento, CA                Office              160,700
Day Creek Industrial........... Ontario, CA                 Warehouse             147,300
Arbor Park..................... San Antonio, TX               Retail              139,500
Mesa South Center.............. Phoenix, AZ                   Retail              133,600
Moulton Plaza.................. Laguna Hills, CA              Retail              133,600
San Jose Avenue Warehouse...... City of Industry, CA        Warehouse             126,000
Southbank II................... Phoenix, AZ                   Office              120,800
Village at Indian Wells........ Indian Wells, CA              Retail              104,600
2450 Venture Oaks.............. Sacramento, CA                Office               99,000
Northwest Business Center...... San Antonio, TX      Service Center/Warehouse      87,100
Carefree Court................. Carefree, AZ                  Retail               85,000
Wilshire Center................ Greeley, CO                   Retail               46,700
Market Square.................. Greeley, CO                   Retail               43,300

   In January 2001, the Company sold its Bainbridge Property portfolio located on Bainbridge Island, WA. This portfolio included two retail properties and an office building, having a combined leasable area of 114,600 square feet. In June 2001, the Company acquired the Carefree Court shopping center, located in the resort community of Carefree, AZ, situated north of Scottsdale, AZ. This property was acquired as part of a Code Section 1031 exchange. In February 2002, the Company sold the Great Southwest Industrial property, located in Dallas, TX.

   A&B's Mainland commercial properties achieved an average occupancy rate of 93%, as compared to the 2000 average of 96%. The decrease primarily resulted from an increase in available space in the Great Southwest Industrial property.

  C.  Food Products

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

   HC&S is Hawaii's largest producer of raw sugar, having produced 191,512 tons of raw sugar in 2001, or about 70% of the raw sugar produced in Hawaii, compared with 210,269 tons of raw sugar in 2000. The decrease in production was due primarily to an extended drought. Total Hawaii sugar production, in turn, amounted to approximately four percent of total United States sugar production. HC&S harvested 15,101 acres of sugar cane in 2001, compared with 17,266 acres in 2000. The decrease in acres harvested was due primarily to a later-than-expected factory startup in 2001 and unexpected factory problems and weather delays toward the end of the 2001 harvesting season. Yields averaged
12.7 tons of sugar per acre in 2001, compared with 12.2 tons per acre in 2000. The average cost per ton of sugar produced at HC&S was $371 in 2001, compared with $331 in 2000. The increase in cost per ton was attributable to higher operating costs and lower sugar production. As a by-product of sugar production, HC&S also produced 71,207 tons of molasses in 2001, compared with 70,551 tons in 2000.

   In 2001, 8,848 tons of the raw sugar produced by HC&S were produced as specialty food-grade raw sugars and sold under HC&S's Maui Brand(R) trademark. A $2.4 million expansion of the production facilities for these sugars was completed in February 2001. Further expansion is planned for 2002.

   During 2001, Kauai Coffee had approximately 3,400 acres of coffee trees under cultivation. The harvest of the 2001 coffee crop yielded approximately
3.8 million pounds of green coffee, compared with 2.8 million pounds in 2000. The increased production was due primarily to better weather conditions in 2001.

   Due to weaknesses in the panelboard market, production problems and poor operating results, a development panelboard plant ceased operations and was abandoned. The plant, operated by Hawaiian DuraGreen, Inc., a wholly-owned subsidiary of A&B, produced panelboard from bagasse, a by-product in the production of sugar. A&B recorded operating losses and closure costs of $2,964,000, and a $11,387,000 write-down of the production assets, as a result of this action.

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

  (2) Marketing of Sugar and Coffee

   Substantially all of the raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B owns a 36 percent common stock interest. The results of A&B's equity investment in C&H are reported in A&B's financial statements as an investment in an affiliate. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its specialty food-grade raw sugars to food and beverage producers and to retail stores under its Maui Brand(R) label, and to distributors which repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

   Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the two remaining sugar cane growers in Hawaii (including HC&S), has a ten-year supply contract with C&H, ending in June 2003, pursuant to which the growers sell their raw sugar to C&H at a price equal to the New York #14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the ten-year supply contract, HC&S arranged directly with C&H for the forward pricing of a substantial portion of its 2001 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") below. In addition, as of January 15, 2002, 30% of the expected 2002 harvest has been forward priced.

   At Kauai Coffee, coffee marketing efforts are directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the coffee crop is being marketed on the U.S. Mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells roasted, packaged coffee in Hawaii under the "Kauai Coffee" trademark.

  (3) Competition and Sugar Legislation

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

   The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The current protective legislation for domestic sugar, the Federal Agriculture Improvement and Reform Act (the "1996 Farm Bill"), provides a sugar loan program for the 1996 through 2002 crops, with a loan rate (support price) of 18 cents per pound for raw sugar. The loan rate represents the value of sugar given as collateral for government price-support loans. The government is required to administer the sugar program at no net cost, and this is accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that discourages producers from defaulting on loans. The ten-year supply contract between HS&TC and C&H limits HC&S's ability to place sugar under loan pursuant to the sugar loan program. The 1996 Farm Bill also eliminated marketing allotments, thereby removing the means of limiting domestic production. The 1.25-million-ton minimum import quota set under the General Agreement on Tariff and Trade ("GATT") is retained in the 1996 Act.

   During 2001, legislation was developed for a new omnibus farm bill ("2002 Farm Bill"). A House farm bill, entitled the Farm Security Act of 2001, was approved by the U.S. House of Representatives on October 5, 2001. Among other things, that bill seeks to continue for ten years the current marketing loan program at current loan rates for sugar, and seeks to reestablish marketing allotments which are expected to stabilize prices. A Senate farm bill, with identical provisions for sugar, was approved by the U.S. Senate on February 13, 2002. The 2002 Farm Bill is expected to be approved in 2002.

   In 2001, U.S. domestic raw sugar prices averaged 21.09 cents per pound, above the 20-year lows experienced in 2000, but still below historical averages. The pricing situation has improved, but continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York Contract #14 settlement price for domestic raw sugar, is shown below:

                                    [CHART]


Jan-98  22.11
FEB     21.79
MAR     21.74
APR     22.2
MAY     22.28
JUN     22.298
JUL     22.32
AUG     22.3
SEP     22.25
OCT     22.15
NOV     22.03
DEC     21.97
Jan-99  22.41
FEB     22.34
MAR     22.55
APR     22.58
MAY     22.65
JUN     22.63
JUL     22.61
AUG     21.31
SEP     20.10
OCT     20.51
NOV     17.45
DEC     17.67
Jan-00  17.70
FEB     17.05
MAR     18.46
APR     19.41
MAY     19.12
JUN     19.26
JUL     17.64
AUG     18.13
SEP     18.97
OCT     21.20
NOV     21.39
DEC     20.53
Jan-01  20.81
FEB     21.18
MAR     21.40
APR     21.51
MAY     21.19
JUN     21.04
JUL     20.64
AUG     21.01
SEP     20.87
OCT     20.85
NOV     21.19
DEC     21.35



   Liberalized international trade agreements, such as the GATT, include provisions relating to agriculture which can affect the U.S. sugar or sweetener industries materially. A "side" agreement that modified the North American Free Trade Agreement ("NAFTA") alleviated some of the sugar producers' concerns by limiting Mexico's exports of sugar to the U.S. under NAFTA. However, the export ceiling provided for in the side agreement increased to 250,000 tons of sugar in 2000, and will be eliminated in 2007. The increased sugar supply could affect domestic sugar prices adversely.

   Kauai Coffee competes with coffee growers located worldwide, including Hawaii. Due to an oversupply of coffee in the marketplace, coffee commodity prices dropped significantly in 2000 and continued to drop to record lows in 2001.

  (4) Properties and Water

   The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Over 37,000 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

   McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,400 acres are used by Kauai Coffee, and the remaining acreage is leased to various agricultural enterprises for cultivation of a variety of crops and for pasturage.

   Large quantities of water are needed by HC&S and Kauai Coffee for their sugar cane and coffee growing operations. Because of the importance of water, access to water, reliable sources of supply and efficient irrigation systems are crucial for the successful growing of sugar cane and coffee. A&B's plantations use a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All of the cultivated cane land farmed by HC&S is drip irrigated. All of Kauai Coffee's fields also are drip irrigated.

   A&B owns 16,000 acres of watershed lands on Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have since been extended as revocable permits that are renewable annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending a contested case hearing before the Board on the request for the long-term lease, the Board approved a month-to-month holdover of the existing permits.

  D.  Employees and Labor Relations

   As of December 31, 2001, A&B and its subsidiaries had approximately 2,054 regular full-time employees. About 916 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee, 927 were engaged in ocean transportation, 44 were engaged in property development and management, and the balance was in administration and miscellaneous operations. Approximately 55% were covered by collective bargaining agreements with unions.

   As of December 31, 2001, Matson and its subsidiaries also had approximately 317 seagoing employees. Approximately 26% of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

   Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions, and their non-union employees generally to be satisfactory.

   Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. Collective bargaining agreements with the unions representing unlicensed crew members are expected to be renewed in mid-2002 without service interruption.

   SSA Terminals LLC ("SSAT"), the previously-described joint venture of Matson and Stevedoring Services of America ("SSA"), provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA, and SSAT are members of the Pacific Maritime Association ("PMA") which, on behalf of its members, negotiates collective bargaining agreements with the International Longshore Workers Union ("ILWU") on the Pacific Coast. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu. Matson Terminals is a member of the Hawaii Stevedore Industry Committee which, on behalf of its members, negotiates with the ILWU in Hawaii. Collective bargaining agreements with ILWU longshore workers on the Pacific Coast and in Hawaii are expected to be renewed in mid-2002 without service interruption.

   During 2001, Matson renewed its collective bargaining agreement with ILWU clerical workers at Los Angeles for a three-year term and expects to renew its agreement with ILWU clerical workers at Oakland in mid-2002 without service interruption.

   Matson contributed during 2001 to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any, and, in the event of material disagreement with such determination, would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 to A&B's financial statements in Item 8 below.

   Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees were extended in 2001 and will expire January 31, 2003. A collective bargaining agreement with the ILWU for production employees of

Hawaiian DuraGreen, Inc. was negotiated, but all production employees subsequently were terminated in connection with the shutdown of the panelboard plant. The collective bargaining agreements covering the two ILWU bargaining units at Kahului Trucking & Storage, Inc. will expire on March 31, 2006 and on June 30, 2002 (the latter is expected to be renewed without service interruption). The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU were renegotiated in 2001 and will expire April 30, 2004. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated in 2001 and will expire on January 31, 2004.

  E.  Energy

   Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2001, Matson vessels consumed approximately
1.8 million barrels of residual fuel oil, the same as in 2000.

   Residual fuel oil prices paid by Matson started in 2001 at $127.50 per metric ton and ended the year at $103.00 per metric ton. A high of $180.50 per metric ton occurred in June, and a low of $92.00 per metric ton occurred in November. Sufficient fuel for Matson's requirements is expected to be available in 2002.

   As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses diesel fuel oil, boiler fuel oil, and coal to produce power, principally for pumping irrigation water during the factory shutdown period when bagasse is not being produced. Since 1992, when suppliers of boiler fuel oil to HC&S discontinued regular shipments as a result of unlimited liability concerns arising from federal and state environmental laws, boiler fuel oil has been provided to HC&S on a space available basis. In 2001, HC&S produced 203,650 MWH of electric power and sold 61,074 MWH, compared with 217,279 MWH produced and 67,105 MWH sold in 2000. The reduction in power produced and sold was caused by HC&S's increased need to pump irrigation water, due to drought conditions. HC&S's oil use decreased to 68,999 barrels in 2001, from the 100,313 barrels used in 2000. Coal use for power generation increased, from 61,222 short tons in 2000 to 62,389 short tons in 2001. The decrease in fuel oil used is attributed to HC&S's shutdown of one of its two sugar mills in 2000.

   In 2001, McBryde produced 30,637 MWH of hydroelectric power, compared with 31,971 MWH of hydroelectric power produced in 2000. Power sales in 2001 amounted to 21,216 MWH, compared with 23,375 MWH sold in 2000. The reduction in power production and sales was due primarily to continued drought conditions in 2001.

ITEM 3.  LEGAL PROCEEDINGS

   See "Business and Properties--Ocean Transportation--Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

   On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board ("STB"), alleging that Sea-Land Services, Inc. ("Sea-Land"), American President Lines, Ltd. ("APL") and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not enter the trade until February 1996. On November 12, 1998, Matson filed an answer, denying that its rates have been unreasonable. Matson, Sea-Land and APL filed a joint motion to dismiss the complaint on February 16, 1999. On November 15, 2001, the STB issued a decision, granting the motion in part and denying it in part. The STB dismissed the claim of discrimination, dismissed the aggregate rate challenge for shipments prior to September 10, 1996, dismissed APL as a defendant based on the statute of limitations, and permitted the Caribbean Shippers Association to intervene. The parties have until April 9, 2002 to file initial briefs addressing the appropriate rate reasonableness methodology to be applied to the remaining issue of whether the aggregate rates charged by Matson and Sea-Land in the Guam trade after September 10, 1996 are reasonable. Reply briefs will be due on June 3, 2002.

   A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B's results of operations or financial position.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX". As of February 14, 2002, there were 4,233 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

   A summary of daily stock transactions is listed in the Nasdaq National Market Issues section of major newspapers. Trading volume averaged 135,600 shares a day in 2001, compared with 98,900 in 2000 and 105,800 in 1999. Currently, 19 firms make a market in ALEX.

   The quarterly high and low sales prices and closing prices, as reported by The Nasdaq Stock Market, and cash dividends paid per share of common stock, for 2000 and 2001, were as follows:

                                                     Market Price
                                      Dividends -----------------------
                                        Paid     High     Low    Close
        2001                          --------- ------- ------- -------
        ----
        First Quarter................  $0.225   $29.609 $21.063 $21.375
        Second Quarter...............   0.225    25.840  20.610  25.750
        Third Quarter................   0.225    26.430  21.120  23.410
        Fourth Quarter...............   0.225    27.920  21.600  26.700

        2000
        ----
        First Quarter................  $0.225   $22.783 $17.938 $20.625
        Second Quarter...............   0.225    24.625  19.250  22.063
        Third Quarter................   0.225    27.500  21.875  26.000
        Fourth Quarter...............   0.225    28.250  21.625  26.250

   Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends in every quarter since 1903. The most recent increase in the quarterly dividend rate was effective in the first quarter of 1998, from 22 cents a share to 22.5 cents. In 2001, dividend payments to shareholders totaled $36.5 million, which was 33% of reported net income for the year. The following dividend schedule for 2002 has been set, subject to final approval by the Board of Directors:

          Quarterly Dividend Declaration Date Record Date Payment Date
          ------------------ ---------------- ----------- ------------
          First.......          January 24    February 14     March 7
          Second......            April 25          May 6      June 6
          Third.......             June 27       August 1 September 5
          Fourth......          October 24     November 7  December 5

   A&B common stock is included in the Dow Jones Transportation Index, the Dow Jones Composite Index, the Dow Jones Marine Transportation Index, the Dow Jones Sustainability Group Index and the S&P MidCap 400 Index.

   The number of shares of A&B common stock repurchased by A&B during each of the three years ended December 31, 2001 was as follows:

                                            Shares    Average Price
            Year                          Repurchased  (per share)
            ----                          ----------- -------------
            2001.........................    105,000     $21.61
            2000.........................  2,378,195     $20.29
            1999.........................  1,564,500     $22.26

ITEM 6.  SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" :

                                                 2001        2000        1999        1998        1997
                                              ----------  ----------  ----------  ----------  ----------
                                              (dollars and shares in thousands, except per-share amounts)
ANNUAL OPERATIONS
Total revenue/1/............................. $1,190,073  $1,068,646  $  999,998  $1,343,475  $1,310,176
Deduct:
Cost of goods sold and operating expenses/1/.    908,777     849,375     812,783   1,174,881   1,065,470
 Depreciation and amortization...............     75,433      72,304      73,901      88,500      88,558
 Interest expense............................     18,658      24,252      17,774      24,799      28,936
 Income taxes................................     67,392      44,391      32,961      24,352      45,825
                                              ----------  ----------  ----------  ----------  ----------
Income from continuing operations before
  accounting changes.........................    119,813      78,324      62,579      30,943      81,387
Discontinued operations......................     (9,185)         --          --          --          --
Cumulative effect of change in accounting
  methods....................................         --      12,250          --      (5,801)         --
                                              ----------  ----------  ----------  ----------  ----------
Net income................................... $  110,628  $   90,574  $   62,579  $   25,142  $   81,387
                                              ==========  ==========  ==========  ==========  ==========
Comprehensive income......................... $   48,691  $  103,050  $   48,711  $   33,327  $   88,326
Earnings per share before accounting changes:
 Basic....................................... $     2.96  $     1.92  $     1.45  $     0.69  $     1.80
 Diluted..................................... $     2.94  $     1.91  $     1.45  $     0.69  $     1.80
Return on beginning equity...................       15.9%       13.5%        9.0%        3.5%       11.9%
Cash dividends per share..................... $     0.90  $     0.90  $     0.90  $     0.90  $     0.88
Average number of shares outstanding.........     40,535      40,898      43,206      44,760      45,182
Gross profit percentage/1/...................       23.6%       23.0%       22.1%       17.0%       20.1%
Effective income tax rate....................       36.0%       36.5%       34.5%       45.4%       36.0%

MARKET PRICE RANGE PER SHARE
 High........................................ $   29.609  $   28.250  $   27.125  $   31.125  $   29.375
 Low.........................................     20.610      17.938      18.625      18.813      24.375
 Close.......................................     26.700      26.250      22.813      23.250      27.313

AT YEAR END
 Shareholders of record......................      4,252       4,438       4,761       5,125       5,481
 Shares outstanding..........................     40,529      40,353      42,526      44,028      44,881
 Shareholders' equity........................ $  710,667  $  693,651  $  670,963  $  694,642  $  719,588
   Per-share.................................      17.54       17.19       15.78       15.78       16.03
 Total assets................................  1,544,419   1,666,012   1,561,460   1,605,640   1,704,798
 Working capital.............................     24,445      55,861      59,805      67,113     114,806
 Cash and cash equivalents...................     19,291       3,451       3,333      86,818      21,623
 Real estate developments - noncurrent.......     47,840      62,628      60,810      57,690      68,056
 Investments - noncurrent....................     33,021     183,141     158,726     159,068     102,813
 Capital Construction Fund...................    158,737     150,405     145,391     143,303     148,610
 Long-term debt - noncurrent.................    207,378     330,766     277,570     255,766     292,885
 Current ratio...............................   1.1 to 1    1.4 to 1    1.4 to 1    1.4 to 1    1.7 to 1
 Capital stock price/earnings ratio..........   9.8 to 1   11.9 to 1   15.7 to 1   41.5 to 1   15.2 to 1

--------
/1/ See Note 2 to the consolidated financial statements in Item 8 for information regarding changes which were made in 2000 in presentation for certain revenues and expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.

FORWARD-LOOKING STATEMENTS

   The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) impact of events of September 11, 2001; (2) economic conditions in Hawaii and elsewhere; (3) market demand;
(4) competitive factors and pricing pressures in the Company's primary markets;
(5) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (6) dependence on third-party suppliers; (7) fuel prices; (8) raw sugar prices; (9) labor relations; (10) risks associated with current or future litigation and resolution of tax issues with the IRS and state tax authorities; (11) the performance of unconsolidated affiliates and ventures; and (12) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

   Consolidated Earnings and Revenue: Net income in 2001 was $110,628,000, or $2.73 per basic share, versus $90,574,000, or $2.21 per basic share, in 2000 and $62,579,000, or $1.45 per basic share, in 1999. Revenue in 2001 was $1,190,073,000, compared with revenue of $1,068,646,000 in 2000 and
$999,998,000 in 1999.

Accounting Changes and Significant Transactions

   2001:   Results for 2001 include the sales of the Company's marketable equity securities. The sales of these securities resulted in cash receipts of approximately $134,722,000, pre-tax gains of approximately $125,478,000 and after-tax gains of about $77,788,000 ($1.92 per basic share). The Company also donated appreciated stock with an approximate fair value of $7,500,000 to its charitable foundation. These sales are described more fully in Note 5 to the consolidated financial statements included in Item 8.

   The Company reduced the carrying value of its equity investments in C&H Sugar Company, Inc. ("C&H") by $28,600,000. This resulted in an after-tax charge of $17,732,000 ($0.44 per basic share). In addition, the Company wrote off $4,823,000 of power generation equipment, resulting in a $3,087,000 after-tax charge to earnings ($0.08 per basic share). These impairments are discussed more fully in Note 4 to the consolidated financial statements included in Item 8.

   The Company discontinued and abandoned its panelboard manufacturing subsidiary on Maui. This discontinued operation resulted in a $9,185,000 after-tax charge to earnings ($0.23 per basic share). This is described in Note 3 to the consolidated Financial statements included in Item 8.

   2000:   The Company made two changes in accounting methods (See Note 2 to the consolidated financial statements). The first change was for vessel drydocking costs at Matson. Previously, the estimated costs for future drydocking of vessels were accrued in advance of the drydocking. Subsequent payments were charged against the accrued liability. Under the new method, drydocking expenditures that benefit future periods are capitalized and depreciated. This change increased 2000 net income by $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per basic share. The second change was for the presentation of certain costs recorded in the ocean transportation and property leasing segments, which previously were recorded as an offset to revenue. This change did not affect net income.

   1999:   Following continuing operating losses, depressed coffee prices and negative cash flows at Kauai Coffee Company, Inc. ("Kauai Coffee"), the Company's coffee plantation, the Company recorded an after-tax charge of $9,571,000, or $0.22 per basic share, to write down the recorded value of orchards and other non-current assets to their estimated fair values.

RESULTS OF INDUSTRY SEGMENT OPERATIONS

   Detailed information related to the operations and financial performance of the Company's Industry Segments is included in Note 14 of Item 8 "Financial Statements and Supplementary Data." The following information should be read in relation to information contained in that Note.

2001 Compared with 2000

   Ocean Transportation revenue of $796,840,000 was $53,852,000, or six percent, lower than the $850,692,000 reported for 2000. Operating profit of $62,264,000 was $31,468,000, or 34 percent, lower than the $93,732,000 reported during the prior year. The revenue and operating profit declines were directly attributable to cargo volumes and productivity issues.

   Matson's total Hawaii Service container volume, at 149,636 units, was one percent lower than 2000 container volume of 151,496 units. Matson's total Hawaii Service automobile volume, at 122,389 units, was seven percent lower than 2000 automobile volume of 132,186 units. The lower cargo and automobile volumes were primarily the result of the weakened Hawaii economy following the September 11, 2001 terrorist attacks on the United States of America. These attacks had a significantly adverse effect on air travel. This reduced Hawaii tourism and, in turn, significantly reduced the fourth quarter carriage of commercial cargo and automobiles to Hawaii. In January 2002, Matson reduced the number of vessels in the Hawaii Service from eight to seven.

   In addition to the lower container and automobile carriage, transition problems related to a terminal improvement project at Matson's Honolulu terminal reduced productivity during the fourth quarter. Lower results from Matson's investments in a shipping operation in Puerto Rico and from a stevedoring joint venture also adversely affected the total-year results.

   A 3.5 percent increase in Hawaii Service rates announced in 2000 took effect in February 2001. Total fuel costs decreased by $7,609,000 in 2001 versus 2000, resulting in a decrease in the fuel surcharge from 4.25% to 3.25%.

   Property Leasing revenue of $70,685,000 was 14 percent higher than 2000 revenue of $62,105,000 and operating profit of $34,139,000 was 13 percent higher than 2000 operating profit of $30,120,000. These increases were due primarily to additions to the leased property portfolio and higher occupancy levels in the Hawaii portfolio and increased royalty revenue. Occupancy levels for the Mainland portfolio averaged 93 percent in 2001, versus 96 percent in 2000. The Company owned four million square feet of leasable improved property on the Mainland at year-end 2001, the same as at the year-end 2000. Occupancy levels for the Hawaii properties averaged 90% in 2001, versus 86% in 2000. The Company owned 1.5 million square feet of leasable improved property in Hawaii at year-end 2001 compared with 1.2 million square feet at year-end 2000.

   Property Sales revenue of $89,156,000 for 2001 compared with $46,322,000 of revenue a year earlier. Operating profit was $17,926,000 for 2001 compared with operating profit of $24,228,000 for 2000. These fluctuations are due primarily to the changed composition of sales during the two years.

   The mix of property sales in any year can be diverse. Sales can include property sold under threat of condemnation, developed residential real estate, commercial properties, developable subdivision lots and undeveloped land. The sale of undeveloped land and vacant parcels generally provides a greater contribution margin than does the sale of residential, developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability for this segment.

   Sales in 2001 included a 14-acre parcel at Maui Business Park to Wal-Mart, three commercial properties in Bainbridge, Washington, a four-acre parcel on Maui, 82 residential properties and a 68-acre parcel for highway widening on Maui. Sales in 2000 included a ground lease under a Costco store, a 13-acre parcel at Maui Business Park, 16 business parcels and 28 residential properties.

   Food Products revenue of $104,376,000 in 2001 compared with revenue of $106,341,000 in 2000. Operating profit of $5,660,000 in 2001 was 25% lower than the $7,522,000 earned in 2000. The benefits of higher domestic raw sugar and molasses prices throughout 2001 and improved sales of natural sugars under the Maui Brand(R) label were more than offset by a write-off of power generation equipment which was no longer needed in the business, lower raw sugar production and power sales, and lower results from A&B's minority investment in C&H. The previously discussed impairment loss related to the Company's investment in C&H was not included in segment operating profit.

   HC&S produced 191,512 tons of raw sugar during 2001, compared with 210,269 tons a year earlier. This lower production was the result of harvesting nearly 12.5% fewer acres in 2001, compared with 2000, combined with extended drought conditions. Although drought conditions on Maui have lessened in late 2001 and early 2002, this remains a primary risk factor for this business segment's operations.

   For 2001, HC&S forward priced 95% of its 2001 crop at an average price of $21.13/cwt. This forward pricing program started with the 2001 crop, following an average sales price $19.10/cwt. for 2000. Through the forward pricing program, HC&S expects to stabilize its 2002 raw sugar sales prices above $21.00/cwt.

   A panelboard business, Hawaiian DuraGreen, was discontinued, due to depressed sales prices and production problems. This is described more fully in
Note 3 to the consolidated financial statements included in Item 8.

   Other operating profit of $127,635,000 for 2001 was due primarily to the sales of marketable equity securities during 2001. This is described more fully in Note 5 of the consolidated financial statements included in Item 8.

2000 Compared with 1999

   Ocean Transportation revenue of $850,692,000 was nine percent higher than 1999 revenue of $778,535,000. Operating profit of $93,732,000 showed a 12-percent improvement over 1999 operating profit of $83,778,000. Hawaii service container volume in 2000 was flat compared with 1999 and automobile volume was 31 percent higher. The primary revenue gains occurred in the lower-margin intermodal business. Operating results for 2000 benefited from improved performance by the Company's SSAT terminal operating joint venture and by its Matson Intermodal System subsidiary. Operating results for 1999 were affected adversely by lower productivity, due to disruptions related to the 1999 renegotiation of longshore labor agreements.

   Matson's total Hawaii Service container volume was 151,496 units in 2000, compared with 151,215 units in 1999. Matson's total Hawaii Service automobile volume, at 132,186 units, was 31 percent higher than 1999 automobile volume of 101,095 units.

   A 3.9 percent increase in Hawaii Service rates announced in 1999 took effect in February 2000. To mitigate partially the effect of rising fuel prices, the
1.75 percent fuel surcharge in effect at the end of 1999 was increased, in three steps, to 4.25 percent during 2000. Total fuel costs increased by $17,900,000 in 2000 versus 1999. This increased cost was only partially offset by the fuel surcharge.

   Property Leasing revenue of $62,105,000 was 15 percent higher than 1999 revenue of $53,910,000, and operating profit of $30,120,000 improved ten percent compared with 1999 operating profit of $27,497,000. These improvements were due to higher occupancy levels, increased rents and newly acquired properties. Occupancy rates for the Mainland properties averaged 96 percent in 2000, versus 94 percent in 1999. The Company owned four million square feet of leasable property on the Mainland at year-end 2000, compared with 3.1 million square feet at year-end 1999. Occupancy levels for the Hawaii properties averaged 86 percent in 2000, versus 81 percent in 1999. The Company owned 1.2 million square feet of leasable property in Hawaii at the end of both 2000 and 1999.

   Property Sales revenue of $46,322,000 was down slightly from the $48,036,000 in sales recorded in 1999, while operating profit of $24,228,000 was 39 percent higher than the $17,402,000 achieved in 1999, due to mix. Property sales in 2000 included the ground lease for a Costco store, a 13-acre parcel at Maui Business Park, 16 business parcels and 28 residential properties. Sales in 1999 included an office/research building in Seattle, two developed business parcels, three undeveloped parcels and 41 residential properties.

   Food Products revenue of $106,341,000 in 2000 compared with revenue of $116,362,000 in 1999. Operating profit of $7,522,000 in 2000 was 33 percent lower than the $11,310,000 earned in 1999. The primary reasons for the declines were U.S. raw sugar prices, which were 20 percent below historical levels, lower raw sugar production that resulted from continuing drought conditions on the island of Maui, and the write down of certain assets associated with the closure of the Company's raw sugar processing factory in Paia, Maui, which consolidated the processing operation into one factory. These factors were offset partially by benefit plan settlement gains, insurance-related gains at Hawaiian Commercial & Sugar Company ("HC&S"), the Company's raw sugar producing unit on Maui, and a profit turnaround at Kauai Coffee.

   Although HC&S harvested about the same number of acres, sugar production of approximately 210,000 tons in 2000 was eight percent lower than the prior year's production of 228,000 tons. Lower production was due to the drought conditions noted earlier. The average No. 14 domestic raw sugar price for 2000 was $19.10/cwt. This was $3.08/cwt. below 1999's price of $22.18/cwt. and was the lowest level in 20 years.

   Results from Kauai Coffee showed a small profit for 2000, following a successful business re-engineering in 1999, which included the write-down of its orchards and processing equipment to fair values and the implementation of other business process improvements. In addition, sales and marketing efforts were improved during 2000.

ECONOMIC OUTLOOK

   Although none of the Company's operations were directly affected by the East Coast terrorist attacks of September 11, 2001, the events compounded pre-existing concerns about the outlook for Hawaii's economy. They also created unprecedented uncertainty about how to assess the extent, pace and duration of the decline that continues to be felt throughout the United States. Pre-dating the terrorist attacks were a slowing of the United States' economy and the economic challenges in Asia. The combination of these events had a significant effect on 2001 fourth quarter tourism and, consequently, A&B's Ocean Transportation cargo volumes were lower than in previous quarters. The effect on real-estate activities was moderate and there was little effect on the Company's Food Products segment.

   The performance of the Ocean Transportation segment for 2002 will depend on Matson's realizing the benefits of its Honolulu terminal improvement project, balancing its service levels and cost structure to shipper demand and improving returns from both its shipping investment in Puerto Rico and its stevedoring joint venture.

   Even assuming continued economic recovery, Property Management & Development operating profit for 2002 is expected to be modestly lower than 2001 operating profit. Property leasing activity is forecast to continue at a steadily rising pace, due to properties acquired in 2001, rent rollovers and possible new acquisitions. Property sales revenue is expected to exceed 2001 sales revenue, but the contribution to operating profit is expected to be lower, due to the mix of higher basis property sales in 2002. Investment opportunities, in both development and income-producing properties, and especially in Hawaii, remain a primary growth focus.

   The 2002 outlook for Food Products includes stable raw sugar prices, greater raw-sugar production, as drought conditions reverse, and tight cost controls. These positive factors are expected to boost Food Products' operating profit in 2002.

   In the aggregate, with the combination of operating profit growth from a low base in Ocean Transportation, stable growth in Property Leasing, the timing of real-estate sales, the normal seasonality of the Food Products segment, and economic growth in Hawaii, it is likely that operating profit during the first two, and possibly three, quarters of 2002 will be lower than comparable 2001 periods. It is expected that this would be followed by a return to more normal trends by the end of 2002.

FINANCIAL CONDITION AND LIQUIDITY

   Liquid Resources: Liquid resources of the Company, comprising cash and cash equivalents, receivables, inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund (CCF), totaled $527,856,000 at December 31, 2001, an increase of $282,784,000 from December 31, 2000. This net increase was due primarily to additional credit facilities (see next paragraph and Note 8), lower balances drawn on continuing facilities and higher cash balances, partially offset by the termination of a $25,000,000 credit facility that had expired in late 2000 and lower trade receivable balances.

   New Financing Agreements: During 2001, the Company increased its revolving credit and term loan agreement from $140,000,000 to $185,000,000 and extended the term of the facility for three years, entered into a $50,000,000 private shelf agreement and withdrew from a $25,000,000 uncommitted credit facility. In addition, the Company's subsidiary, Matson, added a new $40,000,000 revolving credit agreement and entered into a $50,000,000 private shelf agreement. This additional capacity is reflected in liquid resources and the nature of the facilities are described more fully in Note 8 to the consolidated financial statements. These new and increased credit facilities may be used for possible future real estate and ocean transportation related capital investments and acquisitions.

   Working Capital: Working capital was $24,445,000 at December 31, 2001, a decrease of $31,416,000 from a year earlier. The lower working capital was due primarily to higher income taxes and accounts payable, and to lower trade receivables and prepaid assets, partially offset by higher other assets held for sale and cash balances. The higher amount of income taxes payable was due to the sale of BancWest Corporation shares in late December 2001. The lower trade receivables balance was due primarily to a decrease in ocean transportation revenue and to the timing of billing cycles that overlap year-end. Higher other assets held for sale was due primarily to the anticipated sale of two vessels, as described in Note 5 to the consolidated financial statements. The fluctuations in accounts payable and prepaid assets were in the ordinary course of business.

   Receivables: At December 31, 2001, the Company had receivables totaling $130,491,000, compared with $141,553,000 a year earlier. These amounts are net of allowances for doubtful accounts of $7,252,000 and $6,579,000, respectively. The decline in receivables was mainly the result of lower Matson cargo during the fourth quarter of 2001. The Company's management believes that the quality of these receivables is good and that its reserves are adequate.

   Operating Cash Flows: Net cash provided by operations was $150,968,000 and $104,278,000 for 2001 and 2000, respectively. Net operating cash flows were used principally for capital expenditures, payments of debt, dividends, repurchases of capital stock and deposits into the CCF. Withdrawals from the CCF in 2001 were used principally for vessel modifications and equipment purchases. Approximately $41,928,000 of taxes related to the December sales of marketable equity securities was accrued as a current liability at year-end. Although this improved 2001 operating cash flows, when the taxes are paid, 2002 operating cash flows will be comparably reduced.

   Capital Additions: Capital additions comprise capital expenditures for property and capital expenditures for real property (including the re-deployment of non-cash tax deferred funds to purchase property) but excludes capital expenditures for real-estate developments held for sale, since this latter item is treated as inventory on the balance sheets. Capital additions during 2001 were $141,440,000, compared with $106,904,000 in 2000. Ocean transportation capital additions in 2001 of $59,669,000 were primarily for terminal improvements, vessel modifications, technology investments and the acquisition of container and terminal equipment. Property development and management capital additions in 2001 of $72,050,000 included $42,257,000 for the redeployment of tax deferred sales proceeds into similar income producing assets and $29,793,000 for the development of real estate, for improvements to leased properties, and for the purchase of developed commercial property. Food products capital additions in 2001 of $9,454,000 were primarily for routine factory modifications and replacements.

   Other Financing Arrangements: As described in Notes 5 and 13 to the consolidated financial statements, the Company or its subsidiaries guarantee $31,500,000 of debt of an unconsolidated affiliate, guarantee up to $15,000,000 of debt of an unconsolidated sugar marketing and transportation cooperative, and have $26,019,000 of standby letters of credit. These amounts are not recorded on the Company's balance sheet. The Company does not currently expect that it will be called upon to advance funds under these commitments.

   Other Commitments: Capital expenditures approved but not yet spent were $77,633,000 at December 31, 2001. These expenditures are primarily for real estate developments held for investment purposes, containers and operating equipment and vessel modifications. For 2002, internal cash flows and short-term borrowing facilities are expected to be sufficient to finance working capital needs, dividends, capital expenditures and debt service.

   Contingencies: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

OTHER MATTERS

   Tax-Deferred Real Estate Exchanges: In 2001, the Company sold, on a tax-deferred basis, nine properties for $31,854,000. These included the sales of a 14-acre industrial lot to Wal-Mart, three commercial properties in Bainbridge, Washington and a four-acre parcel on Maui and the sale under threat of condemnation of a 68-acre parcel on Maui for highway widening. During the year, the Company reinvested $42,257,000 in four replacement properties. At December 31, 2001, $2,200,000 of tax deferred proceeds had not been reinvested compared to $12,900,000 at the end of 2000.

   Funds received in tax-deferred sales of like-kind property are held by a third party agent and are included in other non-current assets on the Balance Sheets. These proceeds and the subsequent purchases of replacement property are reported in the Statements of Cash Flows under the caption "Non-cash Activities." Funds received for sales under threat of condemnation are not required to be held by a third party agent and are included in cash flows from investing activities.

   Environmental Matters: As with most industrial and land-development companies of its size, the Company's operations have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. Management believes that appropriate liabilities have been accrued for environmental matters.

   Dependence on Information Technology Systems: The Company is partially dependent on information technology systems to support its ability to conduct business. These dependencies primarily include accounting, billing, payable, cargo booking, vessel scheduling and stowage, banking, payrolls and employee communications. All of these systems are vulnerable to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company has had no significant instances of interruption to these systems.

   Management believes that its information technology and systems are adequate to meet the requirements of its business and operations. It continues to make investments of capital for infrastructure, system development and maintenance, system security and staffing and staff development. However, there can be no assurances that future incidents, whether accidental or malicious, could not affect adversely the function of the Company's information systems and operations.

   Significant Accounting Policies: The Company's significant accounting policies and the impacts of newly issued accounting standards are described in Notes 1 and 2 to the consolidated financial statements included in Item 8.

   Management Changes: During 2001, the Company hired Raymond L. Smith as Matson's Chief Operating Officer, a newly created position, and hired Matthew
J. Cox as Matson's Senior Vice President, Chief Financial Officer and Controller, the latter replacing Raymond J. Donohue, who retired. Also, in 2001, Christopher J. Benjamin joined A&B as Director of Corporate Development and Planning, and Michael G. Wright joined A&B Properties, Inc. as Vice President, Acquisitions and Investments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of investments, pension fund investments and, through its Capital Construction Fund, an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 4, 5, 7 and 10 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

   A&B also is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. Details regarding these matters are described in Note 8 in Item 8, "Financial Statements and Supplementary Data." The Company does not use interest rate derivative instruments such as interest rate swaps, currency swaps, futures or options, to manage its exposure to interest rate risk or for speculative purposes but may choose to use such instruments to manage interest rate risk in the future.

   A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production to Hawaiian Sugar & Transportation Cooperative ("HS&TC"), an unconsolidated sugar and marketing cooperative, in which the Company has an ownership interest, until June 2003. Under that contract, the price paid will fluctuate with the New York Contract #14 settlement price for domestic raw sugar, less a fixed discount. The Company also has an agreement with C&H Sugar Company, Inc, the primary purchaser of sugar from HS&TC, which allows the Company to forward price, with C&H, a portion of its raw sugar deliveries to HS&TC.

   The Company has no direct material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this affects tourism in Hawaii.

   A&B believes that, as of December 31, 2001, its exposure to market risk fluctuations for its financial instruments was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----
     Management's Report.............................................  27
     Independent Auditors' Report....................................  28
     Consolidated Statements of Income...............................  29
     Consolidated Statements of Cash Flows...........................  30
     Consolidated Balance Sheets.....................................  31
     Consolidated Statements of Shareholders' Equity.................  32
     Notes to Consolidated Financial Statements......................  33
        1.  Summary of Significant Accounting Policies...............  33
        2.  Changes in Accounting Methods............................  36
        3.  Discontinued Operations..................................  36
        4.  Impairment of Long-Lived Assets and Investments..........  37
        5.  Investments..............................................  38
        6.  Property.................................................  40
        7.  Capital Construction Fund................................  40
        8.  Notes Payable and Long-term Debt.........................  41
        9.  Leases...................................................  42
       10.  Employee Benefit Plans...................................  44
       11.  Income Taxes.............................................  47
       12.  Stock Options............................................  47
       13.  Related Party Transactions, Commitments and Contingencies  50
       14.  Industry Segments........................................  50
       15.  Quarterly Information (Unaudited)........................  53
       16.  Parent Company Condensed Financial Information...........  55

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

   The management of Alexander & Baldwin, Inc. has the responsibility for preparing the accompanying consolidated financial statements and related notes accurately and objectively. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistently applied, and necessarily include amounts based on judgments and estimates made by management. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

   The Company maintains internal control systems, and related policies and procedures, designed to provide reasonable assurance that assets are safeguarded, that transactions are properly executed and recorded in accordance with management's authorization, and that underlying accounting records may be relied upon for the accurate preparation of the consolidated financial statements and other financial information. The design, monitoring and revision of internal control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company maintains an internal auditing function that evaluates and formally reports on the adequacy and effectiveness of internal controls, policies and procedures.

   The Company's consolidated financial statements have been audited by Deloitte & Touche LLP, its independent auditors, who have expressed their opinion with respect to the fairness, in all material aspects, of the presentation of financial position, results of operations and cash flows under accounting principles generally accepted in the United States of America. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

   The Board of Directors, through its Audit Committee (composed of non-employee directors), oversees management's responsibilities in the preparation of the consolidated financial statements and nominates the independent auditors, subject to shareholder election. The Audit Committee meets regularly with the external and internal auditors to evaluate the effectiveness of their work in discharging their respective responsibilities and to assure their independent and free access to the Committee.



/s/ W. Allen Doane                        /s/ James S. Andrasick

W. Allen Doane                            James S. Andrasick
President and Chief Executive Officer     Senior Vice President
                                          and Chief Financial Officer

                                      27

                         INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ALEXANDER & BALDWIN, INC.:

   We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2001 and 2000 , and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 2 to the consolidated financial statements, the Company adopted a new accounting standard for reporting discontinued operations in 2001 and changed its method of accounting for vessel drydocking costs in 2000.

/s/ Deloitte & Touche, LLP
Deloitte & Touche LLP
Honolulu, Hawaii
January 24, 2002

                           ALEXANDER & BALDWIN, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands, except per-share amounts)

                                                                                 Year Ended December 31,
                                                                             -------------------------------
                                                                                2001        2000      1999
                                                                             ----------  ---------- --------
Revenue:
 Ocean transportation....................................................... $  787,173  $  839,535 $768,414
 Property leasing...........................................................     70,247      61,710   53,416
 Property sales.............................................................     88,911      46,158   47,894
 Food products..............................................................    105,976     102,229  113,680
 Gain on sale of investments................................................    125,478          --       --
 Interest and dividends.....................................................     12,288      19,014   16,594
                                                                             ----------  ---------- --------
   Total revenue............................................................  1,190,073   1,068,646  999,998
                                                                             ----------  ---------- --------
Costs and Expenses:
 Cost of transportation services............................................    656,795     687,223  628,104
 Cost of property sales and leasing services................................    101,000      47,366   51,764
 Cost of agricultural goods and services....................................     98,718      98,820  105,052
 Selling, general and administrative........................................     99,097      88,270   86,354
 Impairment loss on long-lived assets and investments.......................     28,600          --   15,410
 Interest expense...........................................................     18,658      24,252   17,774
                                                                             ----------  ---------- --------
   Total costs and expenses.................................................  1,002,868     945,931  904,458
                                                                             ----------  ---------- --------
Income From Continuing Operations Before Income Taxes and Cumulative
  Effect of Change in Accounting Method.....................................    187,205     122,715   95,540
 Income taxes...............................................................     67,392      44,391   32,961
                                                                             ----------  ---------- --------
Income From Continuing Operations Before Cumulative Effect of Change In
  Accounting Method.........................................................    119,813      78,324   62,579
 Discontinued operations, net of income taxes (See Notes 2 and 3)...........     (9,185)         --       --
 Cumulative effect of change in accounting method, net of income taxes
   (See Note 2).............................................................         --      12,250       --
                                                                             ----------  ---------- --------
Net Income..................................................................    110,628      90,574   62,579
 Unrealized holding gains (losses) and reclassification of realized gains on
   securities (net of income taxes of $36,371, $7,525, and $8,088)..........    (61,937)     12,476  (13,868)
                                                                             ----------  ---------- --------
Comprehensive Income........................................................ $   48,691  $  103,050 $ 48,711
                                                                             ==========  ========== ========
Basic Earnings per Share of Common Stock:
 From continuing operations before cumulative effect of change in accounting $     2.96  $     1.92 $   1.45
 Discontinued operations....................................................      (0.23)         --       --
 Accounting change..........................................................         --        0.29       --
                                                                             ----------  ---------- --------
 Net income................................................................. $     2.73  $     2.21 $   1.45
                                                                             ==========  ========== ========
Diluted Earnings per Share of Common Stock:
 From continuing operations before cumulative effect of change in accounting $     2.94  $     1.91 $   1.45
 Discontinued operations....................................................      (0.22)         --       --
 Accounting change..........................................................         --        0.30       --
                                                                             ----------  ---------- --------
 Net income................................................................. $     2.72  $     2.21 $   1.45
                                                                             ==========  ========== ========
Average Common Shares Outstanding...........................................     40,535      40,898   43,206

                See notes to consolidated financial statements.

                           ALEXANDER & BALDWIN, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Year Ended December 31,
                                                                            ------------------------------
                                                                              2001       2000      1999
                                                                            ---------  --------  ---------
Cash Flows from Operations:
 Net income................................................................ $ 110,628  $ 90,574  $  62,579
 Adjustments to reconcile net income to net cash provided by operations:
   Depreciation and amortization...........................................    75,433    72,304     73,901
   Deferred income taxes...................................................    (7,389)   17,358      8,465
   Gains on disposal of assets.............................................  (142,567)  (26,495)   (13,170)
   Equity in (income) loss of affiliates...................................    13,166    (6,859)    (3,002)
   Write-down of long-lived assets and investments.........................    44,797        --     15,410
   Change in accounting method.............................................        --   (12,250)        --
   Changes in assets and liabilities:
     Accounts and notes receivable.........................................     2,250    (4,161)    (6,007)
     Inventories...........................................................       857    (1,219)    (1,326)
     Prepaid expenses and other assets.....................................     7,823    (7,933)    (8,852)
     Pension and post-retirement assets and obligations....................   (21,149)  (26,169)   (18,174)
     Accounts and income taxes payable.....................................    62,205     9,305     10,436
     Other liabilities.....................................................    (2,766)   10,235     (3,408)
   Real estate developments held for sale:
     Cost of real estate inventory sales...................................    39,831     6,088      2,509
     Expenditures for new real estate inventory............................   (32,151)  (16,500)    (9,982)
                                                                            ---------  --------  ---------
     Net cash provided by operations.......................................   150,968   104,278    109,379
                                                                            ---------  --------  ---------
Cash Flows from Investing Activities:
 Capital expenditures for property and developments........................   (99,183)  (84,201)   (68,606)
 Receipts from disposal of income producing property, investments and other
   assets..................................................................   141,909     3,877      3,688
 Deposits into Capital Construction Fund...................................   (12,071)  (12,220)   (19,464)
 Withdrawals from Capital Construction Fund................................     4,217     8,574     11,458
 (Increase) decrease in investments--net...................................    (1,700)      894     (3,285)
                                                                            ---------  --------  ---------
     Net cash used in investing activities.................................    33,172   (83,076)   (76,209)
                                                                            ---------  --------  ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of long-term debt..................................     6,000    98,500     39,500
 Payments of long-term debt................................................  (137,000)  (48,000)   (30,533)
 Proceeds (payments) from short-term borrowings--net.......................    (3,100)   10,500    (52,000)
 Repurchases of capital stock..............................................    (2,270)  (48,260)   (34,824)
 Proceeds from issuance of capital stock...................................     4,558     2,961        101
 Dividends paid............................................................   (36,488)  (36,785)   (38,899)
                                                                            ---------  --------  ---------
     Net cash used in financing activities.................................  (168,300)  (21,084)  (116,655)
                                                                            ---------  --------  ---------
Cash and Cash Equivalents:
 Net increase (decrease) for the year......................................    15,840       118    (83,485)
 Balance, beginning of year................................................     3,451     3,333     86,818
                                                                            ---------  --------  ---------
 Balance, end of year...................................................... $  19,291  $  3,451  $   3,333
                                                                            =========  ========  =========
Other Cash Flow Information:
 Interest paid, net of amounts capitalized................................. $ (19,546) $(24,663) $ (17,772)
 Income taxes paid, net of refunds.........................................   (20,961)  (31,807)   (34,213)
Non-cash Activities:
 Tax-deferred property sales...............................................    29,963    35,569     34,883
 Tax-deferred property purchases...........................................   (42,257)  (22,703)   (34,907)
 Transfer of assets to joint venture.......................................        --        --     16,438

                See notes to consolidated financial statements.

                           ALEXANDER & BALDWIN, INC.
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per-share amount)

                                                                          December 31,
                                                                     ----------------------
                                                                        2001        2000
                                                                     ----------  ----------
                                           ASSETS
                                           ------
Current Assets
 Cash and cash equivalents.......................................... $   19,291  $    3,451
 Accounts and notes receivable, less allowances of $7,252 and $6,579    130,491     141,553
 Sugar and coffee inventories.......................................      4,875       4,435
 Materials and supplies inventories.................................     11,405      12,702
 Real estate and other assets held for sale.........................     35,584      19,324
 Deferred income taxes..............................................      9,324      13,186
 Prepaid expenses and other assets..................................     13,044      18,736
 Accrued deposits to Capital Construction Fund......................     (4,000)     (4,520)
                                                                     ----------  ----------
   Total current assets.............................................    220,014     208,867
Investments.........................................................     33,021     183,141
Real Estate Developments............................................     47,840      62,628
Property--net.......................................................    977,048     954,692
Capital Construction Fund...........................................    158,737     150,405
Pension Assets......................................................     63,300      50,476
Other Assets--net...................................................     44,459      55,803
                                                                     ----------  ----------
   Total............................................................ $1,544,419  $1,666,012
                                                                     ==========  ==========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------
Current Liabilities
 Notes payable and current portion of long-term debt................ $   19,900  $   30,500
 Accounts payable...................................................     78,911      63,075
 Payrolls and vacation due..........................................     17,058      18,170
 Uninsured claims...................................................     13,017      11,514
 Income taxes payable...............................................     42,899          --
 Post-retirement benefit obligations--current portion...............      2,317       2,213
 Accrued and other liabilities......................................     21,467      27,534
                                                                     ----------  ----------
   Total current liabilities........................................    195,569     153,006
                                                                     ----------  ----------
Long-term Liabilities
 Long-term debt.....................................................    207,378     330,766
 Deferred income taxes..............................................    338,709     387,139
 Post-retirement benefit obligations................................     42,915      44,752
 Uninsured claims and other.........................................     49,181      56,698
                                                                     ----------  ----------
   Total long-term liabilities......................................    638,183     819,355
                                                                     ----------  ----------
Commitments and Contingencies
Shareholders' Equity
 Capital stock--common stock without par value; authorized,
   150,000 shares ($.75 stated value per share); outstanding,
   40,529 shares in 2001 and 40,353 shares in 2000..................     33,328      33,248
 Additional capital.................................................     66,659      58,007
 Unrealized holding gains on securities.............................         --      61,937
 Retained earnings..................................................    622,615     552,637
 Cost of treasury stock.............................................    (11,935)    (12,178)
                                                                     ----------  ----------
   Total shareholders' equity.......................................    710,667     693,651
                                                                     ----------  ----------
   Total............................................................ $1,544,419  $1,666,012
                                                                     ==========  ==========

                See notes to consolidated financial statements.

                           ALEXANDER & BALDWIN, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the three years ended December 31, 2001
                   (In thousands, except per-share amounts)

                                                  Capital Stock
                                        --------------------------------
                                             Issued        In Treasury
                                        ---------------  ---------------             Unrealized
                                                Stated                    Additional  Holding   Retained
                                        Shares  Value    Shares   Cost     Capital     Gains    Earnings
                                        ------  -------  ------ --------  ---------- ---------- --------
Balance, December 31, 1998............. 48,132  $36,098  4,104  $(12,551)  $51,946    $ 63,329  $555,820
Shares repurchased..................... (1,565)  (1,173)    --        --        --          --   (33,651)
Stock options exercised................      5        4     --        --        97          --        --
Issued--incentive plans................      7        4    (51)      147     1,081          --        --
Unrealized holding loss................     --       --     --        --        --     (13,868)       --
Net income.............................     --       --     --        --        --          --    62,579
Cash dividends.........................     --       --     --        --        --          --   (38,899)
                                        ------  -------  -----  --------   -------    --------  --------
Balance, December 31, 1999............. 46,579   34,933  4,053   (12,404)   53,124      49,461   545,849
Shares repurchased..................... (2,378)  (1,783)    --        --        --          --   (46,477)
Stock options exercised................    126       94     --        --     3,378          --      (524)
Issued--incentive plans................      4        4    (75)      226     1,505          --        --
Unrealized holding gain................     --       --     --        --        --      12,476        --
Net income.............................     --       --     --        --        --          --    90,574
Cash dividends.........................     --       --     --        --                    --   (36,785)
                                        ------  -------  -----  --------   -------    --------  --------
Balance, December 31, 2000............. 44,331   33,248  3,978   (12,178)   58,007      61,937   552,637
Shares repurchased.....................   (105)     (79)    --        --        --          --    (2,192)
Stock options exercised--net...........    207      155     --        --     6,908          --    (1,970)
Issued--incentive plans................      4        4    (70)      243     1,744          --        --
Reversal of holding gains/1/...........     --       --     --        --        --     (61,937)       --
Net income.............................     --       --     --        --        --          --   110,628
Cash dividends.........................     --       --     --        --        --          --   (36,488)
                                        ------  -------  -----  --------   -------    --------  --------
Balance, December 31, 2001............. 44,437  $33,328  3,908  $(11,935)  $66,659    $     --  $622,615
                                        ======  =======  =====  ========   =======    ========  ========

/1/ See Note 5 for discussion of marketable equity securities sold during 2001.

                See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned subsidiaries ("Company"), after elimination of significant intercompany amounts. Significant investments in businesses, partnerships and joint ventures in which the Company does not have control are accounted for under the equity method. Generally, these are investments in businesses in which the Company's ownership is between 20 and 50 percent.

   Segment Information: The Company has three operating segments: Ocean Transportation, Property Development and Management, and Food Products. The Company reports segment information in the same way that management assesses segment performance. Additional information regarding these segments is found in Note 14.

   Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less and which have no significant risk of change in value.

   Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market. Materials and supplies inventories are carried at historical cost, which is not greater than replacement cost.

   Property: Property is stated at cost. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. Gains or losses from property disposals are included in the determination of net income. As discussed in Note 2, the Company changed its accounting for drydocking costs in 2000. Costs of regularly scheduled drydocking of vessels and planned major vessel repairs performed during drydocking are capitalized and amortized over the periods benefited.

   Coffee Orchards: Costs of developing coffee orchards are capitalized during the development period and depreciated over the estimated productive lives. In 1999, following the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reduced the carrying value of its coffee orchards and field and factory processing equipment. This is described further in Note 4.

   Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments or the construction of assets are capitalized. Interest expense is shown net of capitalized interest on the Statements of Income, because the amounts are not significant.

   Construction Expenditures: Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the Consolidated Balance Sheets. When construction is complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company's intent to sell the completed asset or to hold it as an investment. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company's intention to sell the property or to retain ownership of the property as an investment following completion of construction.

   Depreciation: Depreciation is computed using the straight-line method. Estimated useful lives of property are as follows:

                    Classification       Range of Life (in years)
                    --------------       ------------------------
               Buildings................         10 to 50
               Vessels..................         10 to 40
               Marine containers........          2 to 25
               Terminal facilities......          3 to 35
               Machinery and equipment..          3 to 35
               Utility systems and other          5 to 60

   Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term and long-term borrowings approximate their carrying values.

   Fair Value of Real-Estate Assets: Real estate is carried at the lower of cost or fair value. Fair values generally are determined using the expected market value for the property, less sales costs. For residential units and lots held for sale, market value is determined by reference to the sales of similar property, market studies, tax assessments and cash flows. For commercial property, market value is determined using recent comparable sales, tax assessments and cash flows. A large portion of the Company's real estate is undeveloped land located in Hawaii on the Islands of Maui and Kauai. This land has a cost basis that averages approximately $150 per acre, a value much lower than fair value.

   Impairments of Long-lived Assets: Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. (See Note 4.)

   Voyage Revenue Recognition: Voyage revenue and variable costs and expenses associated with voyages are included in income at the time each voyage leg commences. This method of accounting does not differ materially from other acceptable accounting methods. Freight rates are provided in tariffs filed with the Surface Transportation Board of the U.S. Department of Transportation.

   Real Estate Sales Revenue Recognition: Sales are recorded when the risks and benefits of ownership have passed to the buyers (generally on closing dates), adequate down payments have been received, and collection of remaining balances is reasonably assured.

   Sugar and Coffee Revenue Recognition: Revenue from bulk raw sugar sales is recorded when delivered to the cooperative of Hawaiian producers based on the estimated net return to producers in accordance with contractual agreements. Revenue from coffee is recorded when the title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

   Non-voyage Ocean Transportation Costs: Vessel depreciation, charter hire, terminal operating overhead and general and administrative expenses are charged to expense as incurred.

   Agricultural Costs: Costs of growing and harvesting sugar cane are charged to the cost of production in the year incurred and to cost of sales as raw sugar is delivered to the cooperative of Hawaiian producers as allowed in Statement of Position No. 85-3. Costs of growing coffee are charged to inventory in the year incurred and to cost of sales as coffee is sold.

   Employee Benefit Plans: Certain ocean transportation subsidiaries are members of the Pacific Maritime Association (PMA) and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel. The subsidiaries directly negotiate multi-employer pension plans covering other bargaining unit personnel. Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan. Several trusteed, noncontributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

   Stock-based Compensation: As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as discussed in Note 12.

   Income Taxes: Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is not likely.

   Basic and Diluted Earnings per Share of Common Stock: Basic Earnings per Share is determined by dividing Net Income by the weighted-average common shares outstanding during the year. The calculation of Diluted Earnings per Share includes the effect of unexercised options to purchase the Company's stock.

   Comprehensive Income: Comprehensive Income includes changes from either recognized transactions or other economic events, excluding capital stock transactions, which impact Shareholders' Equity. For the Company, the only difference between Net Income and Comprehensive Income is the unrealized holding gains on securities available for sale. Comprehensive Income is not used in the calculation of Earnings per Share. (See Note 5 for a discussion of the liquidation of marketable equity securities.)

   Environmental Costs: Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. Expenditures that relate to an existing condition caused by past operations or events, and which do not contribute to current or future revenue generation, are charged to expense. Liabilities are recorded when environmental assessments or remedial efforts are probable and the costs can be estimated reasonably.

   Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future actual amounts could differ from those estimates.

   Impact of Newly Issued Accounting Standards: On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which establishes the accounting and reporting standards for derivative instruments and hedging activities. The adoption of this standard did not have a material effect on the consolidated financial statements.

   In 2000, the Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 140 provides standards for transfers and servicing of financial assets and extinguishments of liabilities using a financial-components approach that focuses on control. The adoption of this standard did not have a material effect on the consolidated financial statements.

   SFAS No. 141 "Business Combinations" was issued in June 2001 and became effective in July 2001. This statement requires the purchase method of accounting for business combinations. This standard will affect how the Company accounts for new business combinations, but the adoption of the standard in 2001 had no effect on the Company's current year's consolidated financial statements.

   SFAS No. 142 "Goodwill and Other Intangible Assets" was issued in June 2001 and is effective in January 2002. This statement addresses how intangible assets, including goodwill, should be accounted for in the consolidated financial statements. The new statement, which will be adopted by the Company in January, 2002, will not have a material effect on the consolidated financial statements.

   SFAS No. 143 "Accounting for Asset Retirement Obligations" was issued in June 2001 and becomes effective in January 2003. This statement addresses accounting and reporting for obligations and costs which will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings. The possible financial impacts of this standard, when it is adopted by the Company in January 2003, are not yet known, but are being assessed.

   Reclassifications: Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

2.  CHANGES IN ACCOUNTING METHODS

   2001--Adoption of New Accounting Standard for Reporting Discontinued
Operations: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001 and becomes effective in January 2002. However, as permitted by the standard, the Company adopted SFAS No. 144 effective January 1, 2001. This statement replaces previous accounting standards related to asset impairments and provides guidance concerning the recognition and measurement of impairment losses for certain types of long-term assets. The statement recommends the use of probability-weighted cash flow estimations, precludes accruing future operating losses prior to asset disposal, expands the scope of "discontinued operations" to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The statement changes how the Company analyzes and accounts for asset impairments and discontinued operations, but, upon adoption, it had no immediate financial impacts. During the fourth quarter of 2001, the Company recorded a loss from the abandonment of its panelboard manufacturing facility, which it classified as Discontinued Operations. This is described in Note 3 to the consolidated financial statements.

   2000--Change in Accounting Method for Vessel Drydocking Costs: The Company changed its method of accounting for vessel drydocking costs, as of January 1, 2000, from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Subsequent payments for drydocking were charged against the accrued liability. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period benefited; generally, this is the period between scheduled drydockings. This method eliminates the uncertainty of estimating these costs. This change was made to conform with prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the Consolidated Statements of Income and increased net income by $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per basic share.

   The effect of this change in accounting method on the balance sheets, as of December 31, 2000, was to increase other assets by $4,765,000, eliminate drydocking reserves of $15,153,000, increase deferred taxes by $7,668,000, and increase shareholders' equity by $12,250,000. Had this change been applied retroactively, the impact on net income for 1999 would not have been materially different from reported net income.

   2000--Change in Accounting for Certain Revenues and Expenses: The Company changed its method of presentation for certain freight services that are performed by third parties and billed by the Company to its customers. The expenses and related revenue for these services previously were reported on a net basis and were not reflected in the Consolidated Statements of Income. Accordingly, operating revenue and expenses for 2000 and 1999 were increased by $38,059,000 and $31,874,000, respectively. For 2001, the amount billed for these services was approximately $32,764,000.

   The Company also changed its method of presentation for common area maintenance (CAM) costs. These costs, which are incurred by the Company but which are charged to tenants under various lease arrangements, previously were netted against Property Leasing Revenue. The Company now records CAM amounts in Costs of Leasing Services in the Consolidated Statements of Income. Accordingly, Property Leasing Revenue and Costs of Leasing Services for 2000 and 1999 were increased by $11,246,000 and $8,852,000, respectively. For 2001, the CAM costs totaled $12,207,000.

   These two changes were in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance about the classification, on a gross basis, of revenues and expenses. These changes had no effect on earnings or segment operating profit.

3.  DISCONTINUED OPERATIONS

   The Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly-owned subsidiary ("DuraGreen"). This subsidiary constructed a production facility during 1999 and 2000 with an initial capital investment of approximately $12,500,000. DuraGreen produced a panelboard product using bagasse, a byproduct in the production of raw cane-sugar, for use in various furniture and construction applications. After nearly a year of production issues, poor operating results and weaknesses in the panelboard market, management determined that the Company's investment in the business will not be recovered and profitability could not be achieved. The 2001 loss from Discontinued Operations includes operating losses and closure costs of $2,964,000 and a $11,387,000 write-down of the production assets to their estimated salvage value, net of a total income tax benefit of approximately $5,166,000. There were no operations in prior years. The Consolidated Balance Sheet at December 31, 2000 included assets of $11,616,000 for DuraGreen. This amount principally was machinery and equipment.

4.  IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

   2001--As described in Note 5, the Company holds common and preferred stock holdings in C&H Sugar Company, Inc. ("C&H"). As a result of operating losses and declining cash flows at C&H, combined with adverse market changes, the Company concluded that C&H's estimated future earnings and cash flows would not allow recovery of the carrying value of the Company's investments. This loss in value was considered an "other than temporary" impairment condition; accordingly, the carrying values of the investments were written down by $28,600,000 during the fourth quarter of 2001. The loss includes a write-down of the common stock and junior preferred stock values to zero, and a write-down of the senior preferred stock to approximately $11,500,000. The amount of the write-down was based on the valuation of the common, and junior and senior preferred stocks, as conducted by an independent valuation firm. Accepted valuation practices were utilized in determining these investments' fair values, including the market and income approaches, discounted cash flow method, and market yield analysis. The valuation considered the Company's minority position, the illiquidity of these types of investments in the public market, the ability of future cash flows to fund future debt and preferred obligations, and sugar industry conditions. The Company has no current plans to divest or sell its investments in C&H.

   2001--The Company wrote off $4,823,000 for power generation equipment that is being removed from service. This equipment was no longer needed in the Company's cane sugar refining operations on Maui, due to changes in factory and power generation processes.

   1999--The Company began growing coffee in Hawaii in 1987 as an alternative crop to sugar cane. Since inception, the Company's coffee operation generated operating losses and negative cash flows. During the second half of 1999, the Company significantly reduced the coffee workforce and changed its coffee marketing and selling plans. To exacerbate the problem, coffee commodity prices dropped significantly in 1999, due to an oversupply of coffee in the marketplace. Because of continuing cash-flow losses, the ongoing viability of the coffee operation was evaluated again. As a result, the Company determined that the estimated future cash flows of the coffee operation were less than the carrying value of its productive assets, consisting mainly of orchards and field and processing equipment. Accordingly, a $15,410,000 (pre-tax) charge was recorded to write down these productive assets to their fair value (i.e., present value of estimated future cash flows).

5.  INVESTMENTS

   At December 31, 2001 and 2000, investments consisted principally of marketable equity securities, equity in affiliated companies, limited partnership interests and purchase-money mortgages, as follows:

                                                                   2001     2000
                                                                  ------- --------
                                                                   (in thousands)
Equity in Affiliated Companies:
    SSA Terminals, LLC (SSAT).................................... $16,033 $ 21,867
    C&H Sugar Company, Inc. (C&H)................................  11,504   41,705
    Sea Star Line, LLC (Sea Star)................................   1,854    7,586
    Other........................................................     300      300
Marketable Equity Securities.....................................      --  108,069
Limited Partnership Interests, Purchase-money Mortgages and Other   3,330    3,614
                                                                  ------- --------
Total Investments................................................ $33,021 $183,141
                                                                  ======= ========

   Marketable Equity Securities:   The marketable equity securities are
classified as "available for sale" and are stated at quoted market values as traded on national exchanges. The unrealized holding gains on these securities and the reclassification of gains previously included in Comprehensive Income, net of deferred income taxes, have been recorded as a separate component of Shareholders' Equity and are included in Comprehensive Income.

   In May, 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") which it did not already own for $35 per share. This offer was 40% higher than the market price of BancWest's stock at the time of the offer. When the offer was made, the Company owned 3,385,788 shares of BancWest. The transaction closed during the fourth quarter of 2001. As a result of the sale, the Company received cash of $118,503,000, recorded a pre-tax gain of $110,338,000, and recognized an after-tax gain of approximately $68,410,000 ($1.69 per basic share.)

   During 2001, the Company also divested its holdings in Pacific Century Financial Corporation ("Pacific Century"). This was completed through the donation of 360,000 shares to the Company's charitable foundation and the sales of 749,000 shares of the stock. The fair value of the donated stock was approximately $7,500,000 and the historical cost basis was approximately $500,000. The net expense related to this contribution was $500,000 and is included in "Selling general and administrative expenses" in the 2001 consolidated financial statements. The Company received $16,219,000 for the sales of the shares, recognized a pre-tax gain of $15,140,000 and recorded an after-tax gain of $9,378,000 ($0.23 per basic share).

   The changes in the net unrealized holding gains (losses) for the three years ended December 31, 2001 were as follows:

                                                   2001     2000     1999
                                                 --------  ------- --------
                                                       (in thousands)
   Holding gains (losses) arising during year,
    net of deferred income tax.................. $ 15,851  $12,476 $(13,868)
   Reclassification of gains previously included
    in Comprehensive Income, net of income tax..  (77,788)      --       --
                                                 --------  ------- --------
   Total........................................ $(61,937) $12,476 $(13,868)
                                                 ========  ======= ========

   As described above, the marketable equity investments were divested during 2001. Accordingly there was no balance in unrealized holdings at year-end 2001. The components of the net unrealized holding gains, as noted on the Consolidated Balance Sheet at December 31, 2000, were as follows:

                                                    2000
                                               --------------
                                               (in thousands)
                  Market value................    $108,069
                  Less historical cost........       9,761
                                                  --------
                  Unrealized holding gains....      98,308
                  Less deferred income taxes..      36,371
                                                  --------
                  Net unrealized holding gains    $ 61,937
                                                  ========

   Equity in Affiliated Companies: In 1998, the Company sold a majority interest in C&H. Following the sale, the Company retained approximately 36 percent of the common stock, 40 percent of the junior preferred stock and all of the senior preferred stock of C&H. Dividends on the senior and junior preferred stocks are cumulative. Through December 2003, dividends on the senior preferred stock may be paid either in cash or by issuance of additional shares of senior preferred stock. C&H must redeem from the Company, at one thousand dollars per share, the outstanding senior preferred stock in December 2009 and outstanding junior preferred stock in December 2010. C&H was included in the consolidated results of the Company up to the date of the sale. The Company accounts for its investment in C&H under the equity method. See Note 4 for a discussion of the 2001 impairment loss related to this investment which resulted from an other than temporary decline in value. Financial information for C&H as of and for the years ended December 31, 2001 and 2000 follows:

                           Condensed Balance Sheets

                                                           2001     2000
                                                         -------- --------
                                                          (in thousands)
      Assets:
        Current......................................... $103,699 $125,735
        Property and other..............................  116,293  129,529
                                                         -------- --------
      Total............................................. $219,992 $255,264
                                                         ======== ========
      Liabilities and Shareholders' Equity:
        Current......................................... $ 35,030 $ 63,470
        Long-term debt and other........................  139,737  124,941
        Shareholders' equity, including preferred stock.   45,225   66,853
                                                         -------- --------
      Total............................................. $219,992 $255,264
                                                         ======== ========

                        Condensed Statements of Income

                                           2001      2000
                                         --------  --------
                                           (in thousands)

                      Revenue........... $427,350  $413,153
                      Cost and Expenses.  433,864   409,839
                                         --------  --------
                      Net (Loss) Income. $ (6,514) $  3,314
                                         ========  ========

   Matson, a wholly owned subsidiary of the Company, has a minority interest investment in a limited liability corporation (LLC) with Saltchuk Resources, Inc. and International Shipping Agency, Inc., named Sea Star Line, LLC, which operates an ocean transportation service between Florida and Puerto Rico. Matson has guaranteed obligations of $31,500,000 of this unconsolidated affiliate and chartered two vessels to Sea Star Line, LLC. Subsequent to 2001 year-end, Matson sold the two vessels to Sea Star for an aggregate sales price of $17,000,000, which was the approximate carrying value of the vessels at 2001 year end. This amount is included in "Real estate and other assets held for sale" on the Consolidated Balance Sheet at December 31, 2001. This investment represents a minority interest and is accounted for under the equity method.

   Matson is part owner of an LLC with Stevedoring Services of America, named SSA Terminals, LLC, which provides stevedoring and terminal services at six terminals in three West Coast ports to the Company and other shipping lines. This investment represents a minority interest and is accounted for under the equity method. During 1999, Matson contributed assets with a value of $16,438,000 in connection with the formation of SSAT. The "Cost of transportation services" included approximately $89,551,000, $99,151,000 and $46,856,000, for 2001, 2000 and 1999, respectively, paid to this unconsolidated affiliate for terminal services.

   The Company's equity in income (loss) of unconsolidated affiliates for the three years ended December 31, 2001 was $(8,778,000), $6,859,000, and
$3,002,000, respectively.

   Limited Partnership Interests and Purchase-money Mortgages: The investments in limited partnerships are recorded at the lower of cost or fair value and purchase-money mortgages are recorded at cost. The purchase-money mortgages are intended to be held to maturity. The values of the investments in limited partnerships are assessed annually.

   See Note 7 for a discussion of fair values of investments in the Capital Construction Fund.

6.  PROPERTY

   Property on the Consolidated Balance Sheets includes the following:

                                                        2001       2000
                                                     ---------- ----------
                                                        (in thousands)
      Vessels....................................... $  694,618 $  770,352
      Machinery and equipment.......................    545,298    534,894
      Buildings.....................................    317,068    271,314
      Land..........................................    104,135     95,195
      Water, power and sewer systems................     87,915     80,084
      Other property improvements...................     67,645     56,355
                                                     ---------- ----------
          Total.....................................  1,816,679  1,808,194
      Less accumulated depreciation and amortization    839,631    853,502
                                                     ---------- ----------
          Property--net............................. $  977,048 $  954,692
                                                     ========== ==========

7.  CAPITAL CONSTRUCTION FUND

   Matson is party to an agreement with the United States government which established a Capital Construction Fund (CCF) under provisions of the Merchant Marine Act, 1936, as amended. The agreement has program objectives for the acquisition, construction or reconstruction of vessels and for repayment of existing vessel indebtedness. Deposits to the CCF are limited by certain applicable earnings. Such deposits are federal income tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

   Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit, will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2001, the oldest CCF deposits date from 1994. Management believes that all amounts on deposit in the CCF at the end of 2001 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

   Under the terms of the CCF agreement, Matson may designate certain qualified earnings as "accrued deposits" or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to and withdrawals from the CCF are reflected on the Consolidated Balance Sheets either as obligations of the Company's current assets or as receivables from the CCF.

   The Company has classified its investments in the CCF as "held-to-maturity" and, accordingly, has not reflected temporary unrealized market gains and losses on the Consolidated Balance Sheets or Consolidated Statements of Income. The long-term nature of the CCF program supports the Company's intention to hold these investments to maturity.

   At December 31, 2001 and 2000, the balances on deposit in the CCF are summarized as follows:

                                       2001                           2000
                           ----------------------------- -----------------------------
                                                  (in thousands)
                           Amortized  Fair    Unrealized Amortized  Fair    Unrealized
                             Cost     Value      Gain      Cost     Value   Gain (Loss)
                           --------- -------- ---------- --------- -------- -----------
Mortgage-backed securities $ 26,180  $ 26,983   $  803   $ 32,302  $ 32,281    $(21)
Cash and cash equivalents.  128,557   129,161      604    113,583   113,871     288
Accrued deposits..........    4,000     4,000       --      4,520     4,520      --
                           --------  --------   ------   --------  --------    ----
Total..................... $158,737  $160,144   $1,407   $150,405  $150,672    $267
                           ========  ========   ======   ========  ========    ====

   Fair value of the mortgage-backed securities was determined by an outside investment management company, based on experience trading identical or substantially similar securities. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $2,476,000 in 2001, $2,654,000 in 2000, and $3,152,000 in 1999 on its investments in mortgage-backed securities. The fair values of other CCF investments are based on quoted market prices. These other investments mature no later than January 9, 2004. One security classified as "held to maturity" was sold during 2001 for a loss of $42,800. In 2000, three securities classified as "held-to-maturity" were sold for a combined loss of $48,400. These securities no longer met authorized credit requirements.

8.  NOTES PAYABLE AND LONG-TERM DEBT

   At December 31, 2001 and 2000, long-term debt consisted of the following:

                                                                       2001     2000
                                                                     -------- --------
                                                                      (in thousands)
Commercial paper, 2001 high 6.79%, low 1.88%........................ $ 99,878 $ 99,766
Bank variable rate loans, due after 2001, 2001 high 7.13%, low 2.17%   17,400  136,500
Term loans:
  7.38%, payable through 2007.......................................   45,000   52,500
  7.42%, payable through 2010.......................................   20,000   20,000
  7.43%, payable through 2007.......................................   15,000   15,000
  7.57%, payable through 2009.......................................   15,000   15,000
  7.55%, payable through 2009.......................................   15,000   15,000
  7.65%, payable through 2001.......................................       --    7,500
                                                                     -------- --------
Total...............................................................  227,278  361,266
Less current portion................................................   19,900   30,500
                                                                     -------- --------
Long-term debt...................................................... $207,378 $330,766
                                                                     ======== ========

   Commercial Paper: At December 31, 2001, $99,878,000 of commercial paper notes was outstanding under a commercial paper program used by a subsidiary to finance the construction of a vessel. Maturities ranged from 6 to 56 days. The borrowings outstanding under this program are classified as long-term because the subsidiary intends to continue the program and, eventually, to repay the borrowings with qualified withdrawals from the Capital Construction Fund.

   Variable Rate Loans: The Company has a revolving credit and term loan agreement with six commercial banks, whereby it may borrow up to $185,000,000 under revolving loans through November 2004, at market rates of interest. Any revolving loan outstanding on that date may be converted into a term loan, which would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization and taxes of 3:1. At December 31, 2000, $113,500,000 was outstanding under this agreement. No amount was drawn on this facility at December 31, 2001.

   The Company has an uncommitted $70,000,000 short-term revolving credit agreement with a commercial bank. The agreement extends through November 2002, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $185,000,000 multi-bank facility, in which it is a participant, and by letters of credit issued under the $70,000,000 uncommitted facility. At December 31, 2001 and 2000, $5,000,000 and $7,500,000, respectively, were outstanding under this agreement. Under the borrowing formula for this facility, the Company could have borrowed an additional $59,477,000 at December 31, 2001.

   Matson has two revolving credit agreements totaling $90,000,000 with commercial banks. The first facility is a $50,000,000 two-year revolving credit agreement which expires in September 2003. At December 31, 2001, no amounts were drawn on this facility. At December 31, 2000, $15,500,000 was outstanding. The second facility is a two-year $40,000,000 revolving credit agreement which was entered into during 2001 and which expires in January 2003. At December 31, 2001, $12,400,000 was drawn on this new facility.

   Matson also has a $25,000,000 one-year revolving credit agreement with a commercial bank, expiring in November 2002, which serves as a commercial paper liquidity back-up line. At December 31, 2001 and 2000, no amounts were outstanding under this agreement.

   Other Debt Agreements: During 2001, the Company completed a private shelf agreement for $50,000,000, which expires in April 2004. At December 31, 2001, no amount had been drawn on this facility. Also in 2001, Matson entered into a $50,000,000 private shelf offering which expires in June 2004. No amounts were drawn on that facility at year end. An uncommitted $25,000,000 revolving credit agreement with a commercial bank expired in May 2001.

   Long-term Debt Maturities: At December 31, 2001, maturities and planned prepayments of all long-term debt during the next five years are $19,900,000 for 2002, $9,643,000 for 2003, $12,500,000 for 2004, $17,500,000 for 2005 and
$17,500,000 for 2006.

   Interest Rate Risk: The Company is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, the Company utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The Company does not hedge its interest rate exposure. The nature and amount of the Company's long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors. The following table summarizes the Company's debt obligations at December 31, 2001, presenting principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2001. The Company estimates that the carrying value of its debt is not materially different from its fair value.

                           Expected Fiscal Year of Maturity at December 31, 2001
                      ---------------------------------------------------------------
                       2002     2003    2004     2005     2006    Thereafter  Total
                      -------  ------  -------  -------  -------  ---------- --------
                                          (dollars in thousands)
Fixed rate........... $ 7,500  $9,643  $12,500  $17,500  $17,500   $ 45,357  $110,000
Average interest rate    7.17%   7.33%    7.38%    7.42%    7.45%      7.49%       --
Variable rate........ $12,400      --       --       --       --   $104,878  $117,278
Average interest rate    2.20%     --       --       --       --       2.04%       --

9.  LEASES

   The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods which expire between 2003 and 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases.

   Rental expense under operating leases totaled $19,748,000, $19,741,000, and $28,343,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

   Future minimum payments under operating leases as of December 31, 2001 were as follows:

                                                 Operating
                                                   Leases
                                               --------------
                                               (in thousands)
                  2002........................    $ 12,843
                  2003........................      12,699
                  2004........................      12,556
                  2005........................       8,848
                  2006........................       7,814
                  Thereafter..................      91,761
                                                  --------
                  Total minimum lease payments    $146,521
                                                  ========

   The Company is obligated to pay terminal facility rent equal to the principal and interest on Special Facility Revenue Bonds issued by the Department of Transportation of the State of Hawaii. Interest on the bonds is payable semi-annually and principal, in the amount of $16,500,000, is due in 2013. An accrued liability of $10,431,000 and $9,887,000 at December 31, 2001 and 2000, respectively, included in other long-term liabilities, provides for a pro-rata portion of the principal due on these bonds.

   The Company as Lessor: The Company leases land, buildings, land improvements, and five vessels under operating leases. Two of the vessels were chartered to an unconsolidated affiliate and were sold to that affiliate in January 2002 (see Note 5). The historical cost of and accumulated depreciation on leased property at December 31, 2001 and 2000 were as follows:

                                                    2001     2000
                                                  -------- --------
                                                   (in thousands)
             Leased property..................... $653,200 $621,860
             Less accumulated amortization.......  173,269  154,467
                                                  -------- --------
             Property under operating leases--net $479,931 $467,393
                                                  ======== ========

   Total rental income under these operating leases for the three years ended December 31, 2001 was as follows:

                                                   2001     2000    1999
                                                 -------- -------- -------
                                                      (in thousands)
      Minimum rentals........................... $105,251 $ 98,607 $93,275
      Contingent rentals (based on sales volume)    2,481    1,917   1,244
                                                 -------- -------- -------
      Total..................................... $107,732 $100,524 $94,519
                                                 ======== ======== =======

   Future minimum rental income on non-cancelable leases at December 31, 2001 was as follows:

                                        Operating
                                          Leases
                                      --------------
                                      (in thousands)
                           2002......    $ 96,807
                           2003......      90,028
                           2004......      81,757
                           2005......      75,112
                           2006......      26,586
                           Thereafter     151,375
                                         --------
                           Total.....    $521,665
                                         ========

10.  EMPLOYEE BENEFIT PLANS

   The Company has funded single-employer defined benefit pension plans which cover substantially all non-bargaining unit employees.

   In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

   The status of the funded defined benefit pension plans and the unfunded accumulated post-retirement benefit plans, at December 31, 2001, 2000, and 1999 is shown in the table on page 46.

   The net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2001, 2000, and 1999 is summarized in the table on page 46.

   The assumptions used to determine the benefit information were as follows:

                                                          Other Post-retirement
                                     Pension Benefits            Benefits
                                     ----------------     ---------------------
                                     2001  2000  1999       2001  2000  1999
                                     ----  ----  ----       ----  ----  ----
      Discount rate................. 7.25% 7.75% 7.75%      7.25% 7.75% 7.75%
      Expected return on plan assets 9.00% 9.00% 9.00%       --    --    --
      Rate of compensation increase. 4.25% 4.25% 4.25%      4.25% 4.25% 4.25%

   For the 2001 post-retirement benefit measurement purposes, a ten percent annual rate of increase in the per capita cost of covered health care benefits was assumed through 2001. The rate was assumed to decrease by one percent per year through 2005 and then remain at five percent thereafter. For the 2000 measurement purposes, a ten percent annual rate of increase was assumed through 2001, after which a constant five percent rate was assumed. Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years.

   If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2001, 2000, and 1999 and the net periodic post-retirement benefit cost for 2001, 2000 and 1999, would have increased or decreased as follows:

                                                                Other Post-retirement Benefits
                                                                     One Percentage Point
                                                        ----------------------------------------------
                                                              Increase                Decrease
                                                        -------------------- -------------------------
                                                         2001   2000   1999   2001     2000     1999
                                                        ------ ------ ------ -------  -------  -------
                                                                        (in thousands)
Effect on total of service and interest cost components $  296 $  196 $  416 $  (244) $  (226) $  (347)
Effect on post-retirement benefit obligation........... $3,856 $1,664 $4,062 $(3,199) $(2,278) $(3,388)

   The assets of the defined benefit pension plans consist principally of listed stocks and bonds. Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (ERISA), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay.

   The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds, so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation, included with other non-current liabilities, relating to these unfunded plans, totaled $13,807,000 and $12,597,000 at December 31, 2001 and 2000, respectively.

   Total contributions to the multi-employer pension plans covering personnel in shoreside and seagoing bargaining units were $4,028,000 in 2001, $3,027,000 in 2000, and $4,367,000 in 1999. Union collective bargaining agreements provide that total employer contributions during the terms of the agreements must be sufficient to meet the normal costs and amortization payments required to be funded during those periods. Contributions are generally based on union labor paid or cargo volume. A portion of such contributions is for unfunded accrued actuarial liabilities of the plans being funded over periods of 25 to 40 years, which began between 1967 and 1976.

   The multi-employer plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guarantee Corporation (PBGC). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan's unfunded vested benefits.

   Under special rules approved by the PBGC and adopted by the Pacific Coast longshore plan in 1984, the Company could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $2,465,000 as of December 31, 2001, based on estimates by plan actuaries. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

                                                       Pension Benefits         Other Post-retirement Benefits
                                               -------------------------------  -----------------------------
                                                 2001       2000       1999       2001       2000      1999
                                               ---------  ---------  ---------  --------   --------  --------
                                                                       (in thousands)
Change in Benefit Obligation
Benefit obligations at beginning of year...... $ 235,000  $ 218,189  $ 229,573  $ 37,910   $ 47,836  $ 55,298
Service cost..................................     4,844      4,877      5,705       443        504       892
Interest cost.................................    17,549     16,882     15,013     2,720      2,939     3,460
Plan participants' contributions..............        --         --         --     1,137      1,165     1,423
Actuarial (gain) loss.........................    13,130     (2,016)   (25,177)    2,314     (2,652)   (8,198)
Benefits paid.................................   (14,094)   (13,146)   (12,109)   (3,452)    (3,635)   (4,320)
Amendments....................................       498      1,137     10,129        --         --        --
Settlements...................................        --      8,602     (1,304)       --     (8,247)       --
Curtailments..................................        --         --     (3,823)       --         --      (719)
Special or contractual termination benefits...        --        475        182        --         --        --
                                               ---------  ---------  ---------  --------   --------  --------
Benefit obligation at end of year.............   256,927    235,000    218,189    41,072     37,910    47,836
                                               ---------  ---------  ---------  --------   --------  --------
Change in Plan Assets
Fair value of plan assets at beginning of year   364,299    381,090    338,267        --         --        --
Actual return on plan assets..................   (35,747)    (3,645)    56,236        --         --        --
Settlements...................................        --         --     (1,304)       --         --        --
Employer contribution.........................       135         --         --        --         --        --
Benefits paid.................................   (14,094)   (13,146)   (12,109)       --         --        --
                                               ---------  ---------  ---------  --------   --------  --------
Fair value of plan assets at end of year......   314,593    364,299    381,090        --         --        --
                                               ---------  ---------  ---------  --------   --------  --------
Accrued Asset (Obligation)
Plan assets less benefit obligation...........    57,666    129,299    162,901   (41,072)   (37,910)  (47,836)
Unrecognized net actuarial gain...............    (4,963)   (91,307)  (135,670)   (4,232)    (9,134)  (15,841)
Unrecognized transition asset.................        --        (63)      (183)       --         --        --
Unrecognized prior service cost...............    10,597     12,547     13,939        72         79        32
                                               ---------  ---------  ---------  --------   --------  --------
Accrued asset (obligation).................... $  63,300  $  50,476  $  40,987  $(45,232)  $(46,965) $(63,645)
                                               =========  =========  =========  ========   ========  ========
Components of Net Periodic
 Benefit Cost/(Income)
Service cost.................................. $   4,844  $   4,877  $   5,705  $    443   $    504  $    892
Interest cost.................................    17,549     16,882     15,013     2,720      2,939     3,460
Expected return on plan assets................   (32,107)   (33,651)   (29,922)       --         --        --
Recognition of net gain.......................    (5,360)    (9,083)    (4,251)   (2,522)    (2,872)   (2,644)
Amortization of prior service cost............     2,448      2,528        905         7          7         8
Amortization of unrecognized transition asset.       (63)      (119)      (713)       --         --        --
Recognition of settlement (gain)/loss.........        --      8,602        (53)       --    (14,800)       --
Recognition of curtailment gain...............        --         --     (3,641)       --         --      (292)
                                               ---------  ---------  ---------  --------   --------  --------
Net periodic benefit cost/(income)............ $ (12,689) $  (9,964) $ (16,957) $    648   $(14,222) $  1,424
                                               =========  =========  =========  ========   ========  ========
Cost of termination benefits recognized....... $      --  $     475  $     182  $     --   $     --  $     --
                                               =========  =========  =========  ========   ========  ========

11.  INCOME TAXES

   The income tax expense for the three years ended December 31, 2001 consisted of the following:

                                      2001     2000    1999
                                     -------  ------- -------
                                          (in thousands)
                  Current:
                    Federal......... $65,881  $26,186 $21,035
                    State...........   8,900      847   3,461
                                     -------  ------- -------
                  Current...........  74,781   27,033  24,496
                  Deferred..........  (7,389)  17,358   8,465
                                     -------  ------- -------
                  Income tax expense $67,392  $44,391 $32,961
                                     =======  ======= =======

   Income tax expense for the three years ended December 31, 2001 differs from amounts computed by applying the statutory federal rate to pre-tax income, for the following reasons:

                                                    2001     2000     1999
                                                   -------  -------  -------
                                                         (in thousands)
  Computed federal income tax expense............. $65,522  $42,950  $33,439
  State tax on income, less applicable federal tax   5,285    2,968    3,790
  Low-income housing credits......................    (859)  (1,124)  (1,161)
  Dividend exclusion..............................    (867)    (954)    (860)
  Prior years' tax settlement.....................      --       --   (2,815)
  Fair market value over cost of donations........  (1,481)      --       --
  Other--net......................................    (208)     551      568
                                                   -------  -------  -------
  Income tax expense.............................. $67,392  $44,391  $32,961
                                                   =======  =======  =======

   The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2001 and 2000 were as follows:

                                                        2001      2000
                                                      --------  --------
                                                        (in thousands)
       Property basis and depreciation............... $166,810  $180,895
       Tax-deferred gains on real estate transactions  106,993   104,033
       Capital Construction Fund.....................   61,998    58,704
       Unrealized holding gains on securities........       --    36,371
       Pensions......................................   24,720    19,447
       Post-retirement benefits......................  (17,331)  (17,900)
       Insurance reserves............................   (9,301)  (10,740)
       Other--net....................................   (4,504)    3,143
                                                      --------  --------
       Total......................................... $329,385  $373,953
                                                      ========  ========

   The Internal Revenue Service (IRS) completed its examination of the Company's tax returns through 1997. The IRS is currently auditing the Company's tax returns for 1998 and 1999. Management believes that the outcome of the current audit will not have a material effect on the Company's financial position or results of operations.

12.  STOCK OPTIONS

   Employee Stock Option Plans: The Company has two stock option plans under which key employees are granted options to purchase shares of the Company's common stock. There are no longer any outstanding options under a third plan, which terminated in 1993.

   Adopted in 1998, the Company's 1998 Stock Option/Stock Incentive Plan ("1998 Plan") provides for the issuance of non-qualified stock options to employees of the Company. Under the 1998 Plan, option prices may not be less than the fair market value of the Company's common stock on the dates of grant, the options become exercisable over periods determined, at the dates of grant, by the committee that administers the plan (generally ratably over three years), and the options generally expire ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company's stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company's stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company's stock on the date of exercise or one and one-half times the original option price.

   Adopted in 1989, the Company's 1989 Stock Option/Stock Incentive Plan ("1989 Plan") is substantially the same as the 1998 Plan, except that each option is generally exercisable in-full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain exercisable.

   The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee which administers the plans. The number of incentive shares issued during 2001 or outstanding at the end of the year was not material.

   Director Stock Option Plans: The Company has two Directors' stock option plans. Under the 1998 Non-Employee Director Stock Option Plan ("1998 Directors' Plan"), each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, is automatically granted, on the date of each such Annual Meeting, an option to purchase 3,000 shares of the Company's common stock at the fair market value of the shares on the date of grant. Each option to purchase shares becomes exercisable in three successive annual installments of 1,000 shares beginning one year after the date granted.

   The 1989 Non-Employee Directors Stock Option Plan ("1989 Directors' Plan") is substantially the same as the 1998 Directors' Plan, except that each option generally becomes exercisable in-full one year after the date granted. This plan terminated in January 1999, but options granted through termination remain exercisable.

   Changes in shares and the weighted average exercise prices for the three years ended December 31, 2001, were as follows:

                      Employee Plans      Directors' Plans
                    ------------------  --------------------         Weighted
                                           1998       1989           Average
                    1998   1989   1983  Directors' Directors' Total  Exercise
                    Plan   Plan   Plan     Plan       Plan    Shares  Price
                    -----  -----  ----  ---------- ---------- ------ --------
                                 (shares in thousands)
  December 31, 1998   100  3,263   161       -        204     3,728   $26.69
  Granted..........   515      -     -      24          -       539   $20.65
  Exercised........     -     (4)    -       -          -        (4)  $22.02
  Canceled.........    (2)  (373) (161)      -        (15)     (551)  $29.16
                    -----  -----  ----      --        ---     -----   ------
  December 31, 1999   613  2,886     -      24        189     3,712   $25.43
  Granted..........   511      -     -      24          -       535   $21.70
  Exercised........    (7)  (139)    -       -          -      (146)  $23.79
  Canceled.........   (31)  (340)    -       -        (21)     (392)  $29.49
                    -----  -----  ----      --        ---     -----   ------
  December 31, 2000 1,086  2,407     -      48        168     3,709   $24.52
  Granted..........   590      -     -      24          -       614   $27.23
  Exercised........   (35)  (244)    -       -          -      (279)  $23.53
  Canceled.........   (14)   (21)    -       -        (21)      (56)  $25.81
                    -----  -----  ----      --        ---     -----   ------
  December 31, 2001 1,627  2,142     -      72        147     3,988   $24.99
                    -----  -----  ----      --        ---     -----   ------
  Exercisable......   550  2,142     -      24        147     2,863   $25.19
                    -----  -----  ----      --        ---     -----   ------

   As of December 31, 2001, the Company had reserved 431,000 and 58,000 shares of its common stock for the exercise of options under the 1998 Plan and 1998 Directors' Plan, respectively. Additional information about stock options outstanding as of 2001 year-end is summarized below:

                                     Weighted                         Weighted
                          Shares      Average   Weighted   Shares      Average
                        Outstanding  Remaining  Average  Exercisable  Price of
                           as of    Contractual Exercise    as of    Exercisable
Range of Exercise Price 12/31/2001     Years     Price   12/31/2001    Options
----------------------- ----------- ----------- -------- ----------- -----------
                                         (shares in thousands)
    $0.00..............       16        9.1      $ 0.00        --          --
    $20.01 - 22.00.....    1,170        6.3      $21.31       682      $21.31
    $22.01 - 24.00.....      445        4.3      $23.07       360      $23.05
    $24.01 - 26.00.....      382        1.6      $24.37       378      $24.36
    $26.01 - 28.00.....    1,025        3.3      $27.05     1,025      $27.05
    $28.01 - 30.00.....      852        5.7      $28.33       320      $28.35
    $30.01 - 34.88.....       98        0.8      $33.51        98      $33.51
                           -----        ---      ------     -----      ------
    $ 0.00 - 34.88.....    3,988        4.7      $24.99     2,863      $25.19
                           -----        ---      ------     -----      ------

   Accounting Method for Stock-based Compensation: The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, to account for its stock-based compensation plans. Accordingly, no compensation cost is recognized in the Company's income statement for stock option plans at the time grants are awarded. Pro forma information regarding net income and earnings per share is required, using the fair value method, by SFAS No. 123, "Accounting for Stock-based Compensation."

   The fair value of options granted for each of the three years ended December 31, 2001, reported below, has been estimated using a Black-Scholes option pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. The following assumptions were used in determining the pro forma amounts:

                                                    2001  2000  1999
                                                    ----  ----  ----
           Stock volatility........................ 25.2% 25.0% 24.8%
           Expected term from grant date (in years)  6.2   6.7   6.5
           Risk-free interest rate.................  4.5%  6.0%  5.0%
           Forfeiture discount.....................  2.6%  0.3%  0.2%
           Dividend yield..........................  3.3%  3.4%  4.0%

   Based upon the above assumptions, the computed annual weighted average fair value of employee stock options granted during 2001, 2000, and 1999 was $6.22, $5.54, and $4.63, respectively, per option.

   Had compensation cost for the stock options granted during the past three years been based on the estimated fair value at grant dates, as prescribed by SFAS No. 123, the Company's pro forma net income and net income per share would have been as follows:

                                    2001          2000         1999
                                  --------      -------      -------
                               (in thousands, except per share amounts)
         Net Income:
          As reported.........    $110,628      $90,574      $62,579
          Pro forma...........    $108,848      $89,060      $61,108
         Net Income Per Share:
          Basic, as reported..    $   2.73      $  2.21      $  1.45
          Basic, pro forma....    $   2.69      $  2.18      $  1.41
          Diluted, as reported    $   2.72      $  2.21      $  1.45
          Diluted, pro forma..    $   2.67      $  2.17      $  1.42

   The pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on future net income or earnings per share, because the number of future shares which may be issued is not known, shares vest over several years, and assumptions used to determine the fair value can vary significantly.

   Shareholder Rights Plan: The Company has a Shareholder Rights Plan, designed to protect the interests of shareholders in the event an attempt is made to acquire the Company. The rights initially will trade with the Company's outstanding common stock and will not be exercisable absent certain acquisitions or attempted acquisitions of specified percentages of such stock. If exercisable, the rights generally entitle shareholders (other than the acquiring party) to purchase additional shares of the Company's stock or shares of an acquiring company's stock at prices below market value.

13.  RELATED PARTY TRANSACTIONS, COMMITMENTS AND CONTINGENCIES

   At December 31, 2001, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $77,633,000. However, there are no contractual obligations to spend this entire amount.

   The Company has arranged for standby letters of credit totaling $26,019,000. This includes letters of credit, totaling approximately $13,959,000, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $6,112,000 for workers' compensation claims incurred by C&H employees, under a now-closed self-insurance plan, prior to December 24, 1998 (see Note 5). The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003. The remaining letters of credit are for insurance-related matters, construction performance guarantees and other routine operating matters.

   C&H is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative (HS&TC), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires in June 2003, C&H (an unconsolidated entity in which the Company has a minority ownership equity interest--see Notes 4 and 5) is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The Company delivered to HS&TC raw sugar totaling $70,149,000, $64,455,000, and $83,412,000, during
2001, 2000, and 1999, respectively. The Company has guaranteed up to $15,000,000 of HS&TC's $30,000,000 working capital line. The facility is fully collateralized by raw-sugar inventory. At December 31, 2001, HS&TC had borrowed $2,500,000 under that facility.

   The State of Hawaii, Department of Taxation (State) has informed the Company that it believes a portion of the Company's ocean transportation revenue is subject to the Public Service Company tax. The Company strongly disagrees with the State's tax position. If the State were to prevail fully, the amount of the claim could be material. Management believes, after consultation with legal counsel, that the ultimate disposition of this matter will not have a material adverse effect on the Company's results of operations or financial position.

   Note 5 contains additional information about transactions with unconsolidated affiliates, which affiliates are also related parties, due to the Company's minority interest investments.

   The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

14.  INDUSTRY SEGMENTS

   Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is made up of the president and lead executives of the Company and each of the Company's segments. The lead executive for each operating segment manages the profitability, cash flows and assets of his or her respective segment's various product or service lines and businesses. The operating segments are managed separately, because each operating segment represents a strategic business unit that offers different products or services and serves different markets.

   The Company's reportable operating segments include Ocean Transportation, Property Development and Management and Food Products. The Ocean Transportation segment carries freight between various United States West Coast, Hawaii and other Pacific ports; holds investments in ocean transportation and terminal service businesses (see Note 5); and provides terminal and cargo logistics services. The Property Development and Management segment develops, manages and sells residential, commercial and industrial properties. The Food Products segment grows and processes raw sugar and molasses; invests in a sugar refining and marketing business (see Note 5); grows, mills and markets coffee; and generates and sells electricity.

   The accounting policies of the operating segments are the same as those described in the summary of significant policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses and income taxes.

   Industry segment information for each of the five years ended December 31, 2001 is summarized below:

                                                                                For the Year
                                                         ----------------------------------------------------------
                                                            2001        2000        1999        1998        1997
                                                         ----------  ----------  ----------  ----------  ----------
                                                                               (in thousands)
Revenue:
  Ocean transportation.................................. $  796,840  $  850,692  $  778,535  $  748,121  $  720,962
  Property development and management:
    Leasing.............................................     70,685      62,105      53,910      44,433      43,606
    Sales...............................................     89,156      46,322      48,036      82,382      35,916
  Food products.........................................    104,376     106,341     116,362     465,661     486,912
  Other.................................................    129,016       3,186       3,155       2,878       2,815
                                                         ----------  ----------  ----------  ----------  ----------
     Total revenue...................................... $1,190,073  $1,068,646  $  999,998  $1,343,475  $1,290,211
                                                         ==========  ==========  ==========  ==========  ==========
Operating Profit:
  Ocean transportation.................................. $   62,264  $   93,732  $   83,778  $   66,298  $   80,385
  Property development and management:
    Leasing.............................................     34,139      30,120      27,497      22,634      24,559
    Sales...............................................     17,926      24,228      17,402      21,663      13,262
  Food products.........................................      5,660       7,522      11,310      21,327      27,083
  Other.................................................    127,635       2,974       2,944       2,696       2,639
                                                         ----------  ----------  ----------  ----------  ----------
     Total operating profit.............................    247,624     158,576     142,931     134,618     147,928
  Write-down of long-lived assets.......................    (28,600)         --     (15,410)    (20,216)         --
  Loss on partial sale of subsidiary....................         --          --          --     (19,756)         --
  Insurance settlement..................................         --          --          --          --      19,965
  Interest expense, net.................................    (18,658)    (24,252)    (17,774)    (24,799)    (28,936)
  General corporate expenses............................    (13,161)    (11,609)    (14,207)    (14,552)    (11,745)
                                                         ----------  ----------  ----------  ----------  ----------
     Income from continuing operations before income
      taxes and accounting changes...................... $  187,205  $  122,715  $   95,540  $   55,295  $  127,212
                                                         ==========  ==========  ==========  ==========  ==========
Identifiable Assets:
  Ocean transportation.................................. $  888,161  $  911,109  $  894,607  $  898,277  $  930,636
  Property development and management...................    476,126     440,416     384,515     338,090     317,622
  Food products.........................................    139,695     197,143     173,069     261,712     382,109
  Other.................................................     40,437     117,344     109,269     107,561      74,431
                                                         ----------  ----------  ----------  ----------  ----------
     Total assets....................................... $1,544,419  $1,666,012  $1,561,460  $1,605,640  $1,704,798
                                                         ==========  ==========  ==========  ==========  ==========
Capital Expenditures:
  Ocean transportation.................................. $   59,669  $   40,190  $   19,232  $   60,403  $   20,828
  Property development and management/1/................     72,050      44,821      66,752     107,408      30,790
  Food products.........................................      9,454      21,677      17,271      18,237      18,806
  Other.................................................        267         216         258         441         242
                                                         ----------  ----------  ----------  ----------  ----------
     Total capital expenditures......................... $  141,440  $  106,904  $  103,513  $  186,489  $   70,666
                                                         ==========  ==========  ==========  ==========  ==========
Depreciation and Amortization:
  Ocean transportation.................................. $   55,359  $   54,586  $   56,174  $   61,543  $   62,192
  Property development and management...................     10,486       8,972       7,299       6,357       6,281
 Food products..........................................      9,118       8,285       9,962      20,086      19,538
 Other..................................................        470         461         466         514         547
                                                         ----------  ----------  ----------  ----------  ----------
     Total depreciation and amortization................ $   75,433  $   72,304  $   73,901  $   88,500  $   88,558
                                                         ==========  ==========  ==========  ==========  ==========

--------
See Note 2 for information regarding changes in presentation for certain revenues and expenses.
See Note 3 for information regarding discontinued operations.
See Note 4 for discussion of the write-down of long-lived assets and investments.
See Note 5 for discussion of the partial sale of California and Hawaiian Sugar Company, Inc.

/1/ Includes tax-deferred property purchases which are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.

15.  QUARTERLY INFORMATION (Unaudited)

   Segment results by quarter for 2001 are listed below:

                                                                        2001
                                                      ---------------------------------------
                                                         Q1         Q2        Q3        Q4
                                                      --------   --------  --------  --------
                                                      (in thousands, except per-share amounts)
Revenue:
  Ocean transportation............................... $196,609   $203,212  $207,828  $189,191
  Property development and management:...............
    Leasing..........................................   17,096     17,490    18,103    17,996
    Sales............................................   43,084     29,155     5,063    11,854
  Food products......................................   18,185     28,076    32,268    25,847
  Other..............................................      857     16,188       803   111,168
                                                      --------   --------  --------  --------
    Total revenue.................................... $275,831   $294,121  $264,065  $356,056
                                                      ========   ========  ========  ========
Operating Profit (Loss):
  Ocean transportation............................... $ 17,455   $ 18,713  $ 24,245  $  1,851
  Property development and management:
    Leasing..........................................    8,740      8,679     8,704     8,016
    Sales............................................   12,216      3,551      (405)    2,564
  Food products/1/...................................    5,802      1,509     2,235    (3,886)
  Other..............................................      840     16,107       767   109,921
                                                      --------   --------  --------  --------
    Total operating profit...........................   45,053     48,559    35,546   118,466
Impairment loss on Investments/1/....................       --         --        --   (28,600)
Interest Expense.....................................   (5,779)    (4,870)   (4,330)   (3,679)
General Corporate Expenses...........................   (3,791)    (3,191)   (2,878)   (3,301)
                                                      --------   --------  --------  --------
Income From Continuing Operations before Income Taxes   35,483     40,498    28,338    82,886
  Income taxes.......................................  (12,603)   (15,496)  (10,475)  (28,818)
                                                      --------   --------  --------  --------
Income From Continuing Operations....................   22,880     25,002    17,863    54,068
Discontinued Operations (net of income taxes)/2/.....     (446)      (488)     (551)   (7,700)
                                                      --------   --------  --------  --------
Net Income........................................... $ 22,434   $ 24,514  $ 17,312  $ 46,368
                                                      ========   ========  ========  ========
Earnings Per Share:
  Basic.............................................. $   0.55   $   0.61  $   0.42  $   1.15
  Diluted............................................ $   0.55   $   0.60  $   0.42  $   1.15

/1/ See Note 4 for discussion of the write-down of the Company's investment in
    C&H and certain power equipment.
/2/ See Note 3 for discussion of discontinued operations.

   Fourth quarter 2001 results include the sale of the Company's BancWest stock holdings (see Note 5; amount included in the "Other" segment), the impairment loss related to the Company's investment in C&H (see Note 4) and a write-off of power generation assets (see Note 4). In addition, the Company discontinued and abandoned its panelboard business and restated previously reported quarters (see Notes 2 and 3).

   Segment results by quarter for 2000 are listed below:

                                                                                        2000
                                                                      ---------------------------------------
                                                                         Q1         Q2        Q3        Q4
                                                                      --------   --------  --------  --------
                                                                      (in thousands, except per-share amounts)
Revenue:.............................................................
    Ocean transportation/1/.......................................... $200,225   $213,584  $220,759  $216,124
    Property development and management:
       Leasing/1/....................................................   14,518     15,287    15,522    16,778
       Sales.........................................................    3,052     24,987    14,435     3,848
    Food products....................................................   13,666     34,504    34,294    23,877
    Other............................................................      764        798       776       848
                                                                      --------   --------  --------  --------
       Total revenue................................................. $232,225   $289,160  $285,786  $261,475
                                                                      ========   ========  ========  ========
Operating Profit (Loss):
    Ocean transportation............................................. $ 19,893   $ 27,914  $ 26,106  $ 19,819
    Property development and management:.............................
       Leasing.......................................................    7,184      7,606     7,467     7,863
       Sales.........................................................      701     18,917     5,472      (862)
    Food products....................................................    2,068     (2,060)    2,901     4,613
    Other............................................................      709        764       745       756
                                                                      --------   --------  --------  --------
       Total operating profit........................................   30,555     53,141    42,691    32,189
Interest Expense.....................................................   (5,347)    (5,959)   (6,661)   (6,285)
General Corporate Expenses...........................................   (3,502)    (2,706)   (2,392)   (3,009)
                                                                      --------   --------  --------  --------
Income Before Income Taxes and Accounting Change.....................   21,706     44,476    33,638    22,895
    Income taxes.....................................................   (7,525)   (16,233)  (12,284)   (8,349)
    Change in accounting method (net of income taxes of $7,668)/1/...   12,250         --        --        --
                                                                      --------   --------  --------  --------
Net Income........................................................... $ 26,431   $ 28,243  $ 21,354  $ 14,546
                                                                      ========   ========  ========  ========
Earnings Per Share:
    Basic............................................................ $   0.63   $   0.69  $   0.53  $   0.36
    Diluted.......................................................... $   0.63   $   0.69  $   0.52  $   0.36

--------
/1/ See Note 2 for discussion of changes in presentation and accounting method

16.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

   Set forth below are the unconsolidated condensed financial statements of Alexander & Baldwin, Inc. (Parent Company). The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements as described in Note 1, except that, for purposes of the tables presented in this footnote, subsidiaries are carried under the equity method.

   The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2001 and 2000:

                                                          2001        2000
                                                       ----------  ----------
                                                           (in thousands)
 ASSETS
 Current Assets:
     Cash and cash equivalents........................ $   15,509  $      126
     Accounts and notes receivable, net...............     11,971      10,065
     Prepaid expenses and other.......................     13,157    1923,432
                                                       ----------  ----------
        Total current assets..........................     40,637      23,623
                                                       ----------  ----------
 Investments:
     Subsidiaries consolidated, at equity.............    545,819     678,636
     Other............................................      1,630     110,714
                                                       ----------  ----------
        Total investments.............................    547,449     789,350
                                                       ----------  ----------
 Property, at Cost....................................    367,332     348,774
     Less accumulated depreciation and amortization...    167,445     161,246
                                                       ----------  ----------
        Property--net.................................    199,887     187,528
                                                       ----------  ----------
 Due from Subsidiaries................................    162,118      46,706
                                                       ----------  ----------
 Other Assets.........................................     31,592      27,973
                                                       ----------  ----------
        Total......................................... $  981,683  $1,075,180
                                                       ==========  ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
     Current portion of long-term debt................ $    7,500  $    7,500
     Accounts payable.................................      4,157       2,784
     Income taxes payable.............................     55,034       1,000
     Other............................................     15,572      22,693
                                                       ----------  ----------
        Total current liabilities.....................     82,263      33,977
                                                       ----------  ----------
 Long-term Debt.......................................    107,500     231,000
                                                       ----------  ----------
 Other Long-term Liabilities..........................     16,184      14,762
                                                       ----------  ----------
 Deferred Income Taxes................................     65,069     101,790
                                                       ----------  ----------
 Commitments and Contingencies
 Shareholders' Equity:
     Capital stock....................................     33,328      33,248
     Additional capital...............................     66,659      58,007
     Unrealized holding gains on securities...........         --      61,937
     Retained earnings................................    622,615     552,637
     Cost of treasury stock...........................    (11,935)    (12,178)
                                                       ----------  ----------
        Total shareholders' equity....................    710,667     693,651
                                                       ----------  ----------
        Total......................................... $  981,683  $1,075,180
                                                       ==========  ==========

   The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2001, 2000 and 1999:

                                                                                                 2001      2000      1999
                                                                                               --------  --------  --------
                                                                                                      (in thousands)
Revenue:
  Food products............................................................................... $ 84,428  $ 77,190  $     --
  Property leasing............................................................................   16,422    14,397    10,999
  Property sales..............................................................................   15,569    19,732       803
  Interest, dividends and other...............................................................  131,672     5,055     3,180
                                                                                               --------  --------  --------
    Total revenue.............................................................................  248,091   116,374    14,982
                                                                                               --------  --------  --------
Costs and Expenses:
  Cost of agricultural goods and services.....................................................   78,491    77,302        --
  Cost of property sales and leasing services.................................................   16,764     8,194     4,808
  Selling, general and administrative.........................................................   13,160    11,609     9,686
  Interest and other..........................................................................   20,852    20,220     1,770
  Income taxes................................................................................   42,272    (1,273)   (3,271)
                                                                                               --------  --------  --------
    Total costs and expenses..................................................................  171,539   116,052    12,993
                                                                                               --------  --------  --------
Income Before Equity in Net Income of Subsidiaries Consolidated...............................   76,552       322     1,989
Equity in Net Income of Subsidiaries Consolidated.............................................   43,261    90,252    60,590
Equity in Net Loss from Discontinued Operations of Subsidiaries Consolidated..................   (9,185)       --        --
                                                                                               --------  --------  --------
Net Income....................................................................................  110,628    90,574    62,579
Unrealized holding gains (losses) and reclassification of realized gains on securities, net of
 income taxes.................................................................................  (61,937)   12,476   (13,868)
                                                                                               --------  --------  --------
Comprehensive Income.......................................................................... $ 48,691  $103,050  $ 48,711
                                                                                               ========  ========  ========

   The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999:

                                                        2001       2000       1999
                                                      ---------  ---------  --------
                                                              (in thousands)
Cash Flows from Operations........................... $   6,180  $  (5,634) $  3,579
                                                      ---------  ---------  --------
Cash Flows from Investing Activities:
  Capital expenditures...............................   (22,800)   (18,107)   (1,346)
  Proceeds from disposal of property and investments.   138,222      3,705        --
  Dividends received from subsidiaries...............    40,000     50,000    50,000
                                                      ---------  ---------  --------
  Net cash provided by investing activities..........   155,422     35,598    48,654
                                                      ---------  ---------  --------
Cash Flows from Financing Activities:
  Increase (decrease) in intercompany payable........    11,481     (8,507)   20,757
  Proceeds from (repayments of) long-term debt, net..  (123,500)    60,500        --
  Proceeds from issuance of capital stock............     4,558      2,961       101
  Repurchases of capital stock.......................    (2,270)   (48,260)  (34,824)
  Dividends paid.....................................   (36,488)   (36,785)  (38,899)
                                                      ---------  ---------  --------
  Net cash used in financing activities..............  (146,219)   (30,091)  (52,865)
                                                      ---------  ---------  --------
Cash and Cash Equivalents:
  Net increase (decrease) for the year...............    15,383       (127)     (632)
  Balance, beginning of year.........................       126        253       885
                                                      ---------  ---------  --------
  Balance, end of year............................... $  15,509  $     126  $    253
                                                      =========  =========  ========
Other Cash Flow Information:
  Interest paid, net of amounts capitalized.......... $ (14,386) $ (16,485) $   (303)
  Income taxes paid..................................   (20,961)   (31,807)  (34,213)

Other Non-cash Information:
  Depreciation expense...............................   (12,216)   (11,037)   (2,550)
  Tax-deferred property sales........................    12,415     18,692        --
  Tax-deferred property purchases....................   (12,076)   (18,459)       --

   General Information and Principles of Consolidation: Alexander & Baldwin, Inc. ("Parent Company"), headquartered in Honolulu Hawaii, is engaged in the operations that are described in Note 14, "Industry Segments." Due to a merger, one of the Company's wholly owned subsidiaries, A&B-Hawaii, Inc., is included in the Parent Company's financial statements effective January 1, 2000. Previously, A&B-Hawaii, Inc. was accounted for in the Parent Company financial statements using the equity method.

   Investments: Other investments on the Parent Company Balance Sheet at December 31, 2000, consisted primarily of marketable equity securities that were liquidated during 2001 (see Note 5).

   Long-term Debt: The Parent Company's long term debt at December 31, 2001 consisted of all the debt that is described in Footnote 8, with the exceptions of $99,878,000 of commercial paper notes and $12,400,000 of variable rate loans. At December 31, 2001, maturities and planned prepayments of all long-term debt during the next five years are $7,500,000 for 2002, $9,643,000 for 2003, $12,500,000 for 2004, $17,500,000 for 2005 and $17,500,000 for 2006.

   Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2001 and 2000 consisted principally of deferred compensation, executive benefit plans and self-insurance liabilities.

   Additional Information: Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  A.   Directors

   For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 11, 2002 ("A&B's 2002 Proxy Statement"), which section is incorporated herein by reference.

  B.   Executive Officers of the Registrant

   The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2002, and present and prior positions with A&B and business experience for the past five years are given below.

   Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2002 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" in A&B's 2002 Proxy Statement, which subsection is incorporated herein by reference.

  James S. Andrasick (58)
   Senior Vice President, Chief Financial Officer and Treasurer of A&B, 6/00-present; President and Chief Operating Officer, C. Brewer and Company, Limited, 9/92-3/00.

  Meredith J. Ching (45)
   Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President of A&B-Hawaii, Inc. ("ABHI") (Government & Community Relations), 10/92-12/99; first joined A&B or a subsidiary in 1982.

  Matthew J. Cox (40)
   Senior Vice President, Chief Financial Officer and Controller of Matson, 6/01-present; Executive Vice President and Chief Financial Officer, Distribution Dynamics, Inc., 8/99-6/01; Vice President, American President Lines, Ltd., 12/86-7/99.

  W. Allen Doane (54)
   President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Vice Chairman of Matson, 12/98-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; first joined A&B or a subsidiary in 1991.

  John F. Gasher (68)
   Vice President (Human Resources) of A&B, 12/99-present; Vice President (Human Resources Development) of ABHI, 1/97-12/99; first joined A&B or a subsidiary in 1960.

  G. Stephen Holaday (57)
   Vice President of A&B, 12/99-present; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

  John B. Kelley (56)
   Vice President (Investor Relations) of A&B, 8/01-present; Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-8/01; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

  Stanley M. Kuriyama (48)
   Vice President (Properties Group) of A&B, 2/99-present; Chief Executive Officer and Vice Chairman of A&B Properties, Inc., 12/99-present; Executive Vice President of ABHI, 2/99-12/99; Vice President of ABHI, 1/92-1/99; first joined A&B or a subsidiary in 1992.

  Michael J. Marks (63)
   Vice President and General Counsel of A&B, 9/80-present; Secretary of A&B, 8/84-1/99; Senior Vice President and General Counsel of ABHI, 4/89-12/99; first joined A&B or a subsidiary in 1975.

  C. Bradley Mulholland (60)
   Executive Vice President of A&B, 8/98-present; President of Matson, 5/90-present; Chief Executive Officer of Matson, 4/92-present; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-12/99; first joined Matson in 1965.

  Alyson J. Nakamura (36)
   Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

  Raymond L. Smith (47)
   Chief Operating Officer of Matson, 11/01-present; Chief Executive Officer, Ampent, 3/01-10/01; Chief Executive Officer, Fritz Companies, Inc., 1/99-11/00; President, United States Fleet Leasing, 2/93-1/99.

  Thomas A. Wellman (43)
   Controller of A&B, 1/96-present; Assistant Treasurer, 1/96-12/99, 6/00-present; Treasurer of A&B, 1/00-5/00; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.

ITEM 11.  EXECUTIVE COMPENSATION

   See the section captioned "Executive Compensation" in A&B's 2002 Proxy Statement, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2002 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   See the subsection captioned "Certain Relationships and Transactions" in A&B's 2002 Proxy Statement, which subsection is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  A.  Financial Statements

   The financial statements are set forth in Item 8 ("Financial Statements and Supplementary Data") above.

  B.  Financial Statement Schedules

   The financial schedules for Alexander & Baldwin, Inc. (Parent Company) are set forth in Note 16 of Item 8 ("Financial Statements and Supplementary Data") above. All other schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

  C.  Exhibits Required by Item 601 of Regulation S-K

   Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses. All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C. Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 0-565. Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.

   3.  Articles of incorporation and bylaws.

       3.a. Restated Articles of Association of Alexander & Baldwin, Inc., as restated effective May 5, 1986, together with Amendments dated April 28, 1988 and April 26, 1990 (Exhibits 3.a.(iii) and (iv) to A&B's Form 10-Q for the quarter ended March 31, 1990).

       3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as Amended Effective February 22, 2001) (Exhibit 3.b.(i) to A&B's Form 10-K for the year ended December 31, 2000).

   4.  Instruments defining rights of security holders, including indentures.

       4.a.  Equity.

       4.a. Rights Agreement, dated as of June 25, 1998 between Alexander & Baldwin, Inc. and ChaseMellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B's Form 8-K dated June 25, 1998).

       4.b.  Debt.

       4.b. Third Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2001, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent.

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

       (xvii) Ninth Amendment dated November 16, 2000 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 2000).

       (xviii) Tenth Amendment dated November 30, 2001 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

       (xix) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

       (xx) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B's Form 10-K for the year ended December 31,
       1998).

       (xxi) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001 (Exhibit 10.a.(xlvii) to A&B's Form 10-Q for the quarter ended June 30,
       2001).

       (xxii) Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xlviii) to A&B's Form 10-Q for the quarter ended June 30,
       2001).

       (xxiii) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xlix) to A&B's Form 10-Q for the quarter ended June 30,
       2001).

       (xxiv) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

       (xxv) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit
       10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

       (xxvi) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&BHawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporaion, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

       *10.b.1. (i) Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended December 31, 1988).

       (ii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 1992).

--------
* All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

       (iii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(iv) to A&B's Form 10-Q for the quarter ended March 31, 1994).

       (iv) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31, 1994).

       (v) Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(v) to A&B's Form 10-K for the year ended December 31, 2000).

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

       (ix) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31, 2000).

       (x) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

       (xi) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 2000).

       (xii) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

       (xiii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-K for the year ended December 31, 2000).

       (xiv) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

       (xv) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 1999).

       (xvi) Second Amended and Restated Employment Agreement between Alexander & Baldwin, Inc. and R. J. Pfeiffer, effective as of October 25, 1990 (Exhibit 10.c.1.(xiii) to A&B's Form 10-K for the year ended December 31, 1990).

       (xvii) A&B Deferred Compensation Plan for Outside Directors (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31, 1985).

       (xviii) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

       (xix) A&B Life Insurance Plan for Outside Directors (Exhibit 10.c.1.(xix) to A&B's Form 10-K for the year ended December 31, 1985).

       (xx) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

       (xxi) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

       (xxii) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

       (xxiii) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

       (xxiv) Amendment No. 4 to the A&B Excess Benefits plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

       (xxv) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1998).

       (xxvi) Amendment No. 6 to the A&B Excess Benefits Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-K for the year ended December 31, 2000).

       (xxvii) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

       (xxviii) Amendment No. 1 to the A&B Executive Survivor/Retirement Benefit Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxx) to A&B's Form 10-K for the year ended December 31, 2000).

       (xxix) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

       (xxx) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

       (xxxi) Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-K for the year ended December 31, 2000).

       (xxxii) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

       (xxxiii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

       (xxxiv) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-K for the year ended December 31, 2000).

       (xxxv) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30,
       2000).

       (xxxvi) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31, 1992).

       (xxxvii) Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001.

       (xxxviii) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1992).

       (xxxix) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

       (xl) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

       (xli) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

       (xlii) Amendment No. 3 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated October 25, 2000 (Exhibit 10.b.1.(xliii) to A&B's Form 10-K for the year ended December 31, 2000).

       (xliii) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhi-bit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

       (xliv) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

       (xlv) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

   11.  Statement re computation of per share earnings.

   21.  Subsidiaries.

      21.  Alexander & Baldwin, Inc. Subsidiaries as of February 14, 2002.

   23. Consent of Deloitte & Touche LLP dated March 11, 2002 (included as the last page of A&B's Form 10-K for the year ended December 31, 2001).

D.  Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALEXANDER & BALDWIN, INC.
                                       (Registrant)

Date: March 11, 2002
                                             /s/  W. ALLEN DOANE
                                          By_________________________________
                                             W. Allen Doane, President
                                             and Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

          Signature                     Title                Date
          ---------                     -----                ----

/s/  W. ALLEN DOANE              President and Chief    March 11, 2002
-----------------------------    Executive Officer and
W. Allen Doane                         Director

/s/   JAMES S. ANDRASICK       Senior Vice President,   March 11, 2002
-----------------------------   Chief Financial Officer
James S. Andrasick                   and Treasurer

/s/   THOMAS A. WELLMAN            Controller and       March 11, 2002
-----------------------------     Assistant Treasurer
Thomas A. Wellman

/s/   CHARLES M. STOCKHOLM      Chairman of the Board   March 11, 2002
-----------------------------        and Director
Charles M. Stockholm

/s/   MICHAEL J. CHUN                 Director          March 11, 2002
-----------------------------
Michael J. Chun

/s/   LEO E. DENLEA, JR.              Director          March 11, 2002
-----------------------------
Leo E. Denlea, Jr.

/s/   WALTER A. DODS, JR.             Director          March 11, 2002
-----------------------------
Walter A. Dods, Jr.

/s/   CHARLES G. KING                 Director          March 11, 2002
-----------------------------
Charles G. King

          Signature                       Title                  Date
          ---------                       -----                  ----

/s/   CARSON R. MCKISSICK               Director            March 11, 2002
-----------------------------
Carson R. McKissick

/s/   C. BRADLEY MULHOLLAND             Director            March 11, 2002
-----------------------------
C. Bradley Mulholland

/s/   LYNN M. SEDWAY                    Director            March 11, 2002
-----------------------------
Lynn M. Sedway

/s/   MARYANNA G. SHAW                  Director            March 11, 2002
-----------------------------
Maryanna G. Shaw

INDEPENDENT AUDITORS' CONSENT

   We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 of Alexander & Baldwin, Inc. and
subsidiaries on Form S-8 of our report dated January 24, 2002, appearing in the Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2001.

/s/ Deloitte & Touche, LLP

Deloitte & Touche LLP
Honolulu, Hawaii
March 11, 2002