Form 10-Q
period 2002-03-31
ALEXANDER & BALDWIN INC
filed 2002-05-14
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2002
                                    --------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
March 31, 2002:                                                   40,817,306

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 2002 and 2001 are presented below:



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        2002           2001
                                                        ----           ----
                                                            (unaudited)
Revenue:
    Operating revenue                                 $ 231,797      $ 271,909
    Interest, dividends and other                         2,156          3,058
                                                      ---------      ---------
        Total revenue                                   233,953        274,967
                                                      ---------      ---------

Costs and Expenses:
    Costs of goods sold, services and rentals           196,290        208,988
    Selling, general and administrative                  25,809         24,944
    Interest                                              2,957          5,779
    Income taxes                                          3,380         12,517
                                                      ---------      ---------
        Total costs and expenses                        228,436        252,228
                                                      ---------      ---------

Income Before Discontinued Operations                     5,517         22,739
Discontinued Operations (net of income taxes)
    Properties                                            4,290            141
    Agriculture                                              --           (446)
                                                      ---------      ---------
Net Income                                            $   9,807      $  22,434
                                                      =========      =========

Basic Earnings Per Share:
    From continuing operations                        $    0.14      $    0.56
    Discontinued operations                                0.10          (0.01)
                                                      ---------      ---------
    Net income                                        $    0.24      $    0.55
                                                      =========      =========

Diluted Earnings Per Share:
    From continuing operations                        $    0.14      $    0.56
    Discontinued operations                                0.10          (0.01)
                                                      ---------      ---------
    Net income                                        $    0.24      $    0.55
                                                      =========      =========

Dividends Per Share                                   $   0.225      $   0.225

Average Number of Shares Outstanding                     40,623         40,508


See notes to financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       INDUSTRY SEGMENT DATA, NET INCOME
                                 (In thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                             2002           2001
                                                             ----           ----
                                                                 (unaudited)
Revenue:
    Ocean Transportation                                   $ 192,744      $ 196,609
    Property Development and Management:
        Leasing                                               17,828         17,096
        Sales                                                 37,271         43,084
        Less amounts reported in discontinued operations     (30,318)          (864)
    Food Products                                             16,428         18,185
    Other                                                         --            857
                                                           ---------      ---------
        Total revenue                                      $ 233,953      $ 274,967
                                                           =========      =========

Operating Profit, Net Income:
    Ocean Transportation                                   $   2,507      $  17,455
    Property Development and Management:
        Leasing                                                8,242          8,740
        Sales                                                  8,878         12,216
        Less amounts reported in discontinued operations      (6,920)          (227)
    Food Products                                              2,095          5,802
    Other                                                         --            840
                                                           ---------      ---------
        Total operating profit                                14,802         44,826
    Interest Expense                                          (2,957)        (5,779)
    Corporate Expenses                                        (2,948)        (3,791)
                                                           ---------      ---------
    Income From Continuing Operations Before Taxes             8,897         35,256
    Income Taxes                                              (3,380)       (12,517)
                                                           ---------      ---------
    Income From Continuing Operations                          5,517         22,739
    Discontinued Operations (net of income taxes)
        Properties                                             4,290            141
        Agricultrue                                               --           (446)
                                                           ---------      ---------
    Net Income                                             $   9,807      $  22,434
                                                           =========      =========


See notes to financial statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                            March 31,        December 31,
                                                              2002              2001
                                                              ----              ----
                                                           (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                              $   12,210        $   19,291
    Accounts and notes receivable, net                        127,611           130,491
    Inventories                                                26,356            16,280
    Real estate and other assets held for sale                 18,487            35,584
    Deferred income taxes                                      10,676             9,324
    Prepaid expenses and other assets                          13,988            13,044
    Accrued deposits to Capital Construction Fund              (4,000)           (4,000)
                                                           ----------        ----------
        Total current assets                                  205,328           220,014
                                                           ----------        ----------
Investments                                                    36,324            33,021
                                                           ----------        ----------
Real Estate Developments                                       47,526            47,840
                                                           ----------        ----------
Property, at cost                                           1,789,980         1,816,679
    Less accumulated depreciation and amortization            847,296           839,631
                                                           ----------        ----------
        Property - net                                        942,684           977,048
                                                           ----------        ----------
Capital Construction Fund                                     171,436           158,737
                                                           ----------        ----------
Other Assets                                                  138,727           107,759
                                                           ----------        ----------

        Total                                              $1,542,025        $1,544,419
                                                           ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt    $   31,400        $   19,900
    Accounts payable                                           62,276            78,911
    Other                                                      57,787            96,758
                                                           ----------        ----------
        Total current liabilities                             151,463           195,569
                                                           ----------        ----------
Long-term Liabilities:
    Long-term debt                                            240,417           207,378
    Deferred Income Taxes                                     343,017           338,709
    Post-retirement benefit obligations                        43,045            42,915
    Other                                                      45,884            49,181
                                                           ----------        ----------
        Total long-term liabilities                           672,363           638,183
                                                           ----------        ----------

Shareholders' Equity:
    Capital stock                                              33,507            33,328
    Additional capital                                         73,218            66,659
    Retained earnings                                         623,258           622,615
    Cost of treasury stock                                    (11,784)          (11,935)
                                                           ----------        ----------
        Total shareholders' equity                            718,199           710,667
                                                           ----------        ----------

        Total                                              $1,542,025        $1,544,419
                                                           ==========        ==========


See notes to financial statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             Three Months Ended
                                                                  March 31,
                                                             2002           2001
                                                             ----           ----
                                                                 (unaudited)
Cash Flows from (used in) Operating Activities             $ (38,281)     $  36,584
                                                           ---------      ---------
Cash Flows from Investing Activities:
    Capital expenditures                                      (8,239)       (25,551)
    Proceeds from disposal of property, investments
        and other assets                                      17,869            450
    Capital Construction Fund, net                           (12,991)        (2,409)
    Change in investments, net                                (6,300)            --
                                                           ---------      ---------
        Net cash used in investing activities                 (9,661)       (27,510)
                                                           ---------      ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                 32,956          4,500
    Payments of long-term debt                                    --         (2,500)
    Net proceeds (payments) of short-term debt                11,500         (5,500)
    Proceeds from issuances of capital stock                   5,543          3,409
    Dividends paid                                            (9,138)        (9,123)
                                                           ---------      ---------
        Net cash from (used in) financing activities          40,861         (9,214)
                                                           ---------      ---------

Net Decrease in Cash and Cash Equivalents                  $  (7,081)     $    (140)
                                                           =========      =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized              $  (2,691)     $  (6,095)
    Income taxes paid, net of refunds                        (36,719)           (24)

Other Non-cash Information:
    Accrued deposits to (withdrawals from) Capital
        Construction Fund, net                                    --            275
    Depreciation                                              17,926         18,030
    Tax-deferred property sales                               31,304         30,470
    Tax-deferred property purchases                               --        (26,784)
    Change in unrealized holding gains                            --         (7,598)


See notes to financial statements.


Financial Notes
(Unaudited)

(a)	The Condensed Balance Sheet as of March 31, 2002, the Condensed
      Statements of Income for the three months ended March 31, 2002 and 2001, and the Condensed Statements of Cash Flows for the three months ended March 31, 2002 and 2001 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year.
      In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b)	Estimated effective annual income tax rates differ from statutory rates, primarily due to the dividends-received deduction, various tax credits and the charitable donation of appreciated stock.

(c)	As a result of the adoption of Statement of Financial Accounting
      Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and additional guidance from the February 2002 meeting of the Financial Accounting Standards Board, the sales of certain income-producing assets--even individual buildings within a real estate portfolio--are reported as "discontinued operations" if their earnings and cash flows are separately identifiable and are material, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, and if the Company will not have a significant continuing involvement in the operations of the assets sold. This accounting standard requires A&B to segregate its property sales based on these criteria, which is a change from the Company's long-standing practice.

      During the first quarter, the sale of the seven-building distribution complex in Texas and the sale of a land parcel subject to a ground lease met the criteria for classification as discontinued operations, despite the fact that the proceeds from these sales were put in escrow for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code. The after-tax gain on the sales and the earnings of these properties are classified, therefore, under the caption "Discontinued Operations: Properties." As such, revenue and operating profit generated from these properties in prior quarters were removed from continuing operations and the after-tax operating profit for prior quarters has been reclassified as discontinued operations.

      As permitted by SFAS No. 144, comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001 have not been reported as discontinued operations. The 2001 first quarter includes the sales of three properties on Bainbridge Island, Washington for an aggregate price of $12.1 million and a gross profit of $3.3 million.

(d)	Commitments that are not included in the Company's Condensed Balance
      Sheet at March 31, 2002 include a guarantee by Matson of $31,500,000 of debt of an unconsolidated affiliate, a Company guarantee of up to $15,000,000 of debt of an unconsolidated sugar marketing and transportation cooperative, and standby letters of credit totaling $22,447,000. It is expected that the Company or its subsidiaries will not be called upon to advance funds under these commitments.

(e)	Certain amounts have been reclassified to conform with the current year's presentation.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------


The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the condensed consolidated financial statements and related notes thereto.

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) impact of events of September 11, 2001; (2) economic conditions in Hawaii and elsewhere;
(3) market demand; (4) competitive factors and pricing pressures in the Company's primary markets; (5) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (6) dependence on third-party suppliers; (7) fuel prices; (8) raw sugar prices; (9) labor relations;
(10) risks associated with current or future litigation and resolution of tax issues with the IRS and state tax authorities; (11) the performance of unconsolidated affiliates and ventures; and (12) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

FIRST QUARTER EVENTS:

Operating Results: Net income for the first quarter of 2002 was $9,807,000, or $0.24 per share. In the first quarter of 2001, net income was $22,434,000, or $0.55 per share. First quarter 2002 income from continuing operations was $5,517,000, or $0.14 per share, compared with first quarter 2001 income from continuing operations of $22,739,000, or $0.56 per share. Revenue in the first quarter of 2002 was $233,953,000 compared with revenue of $274,967,000 in the first quarter of 2001.

Discontinued Operations: As a result of the adoption of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and additional guidance from the February 2002 meeting of the Financial Accounting Standards Board, the sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, and if the Company will not have a significant continuing involvement in the operations of the assets sold. This accounting standard requires A&B to segregate its property sales based on these criteria, which is a change from the Company's long-standing practice. Accordingly, the sales of many income-producing real-estate assets are now required to be reported as discontinued operations.

During the first quarter, the sale of the seven-building distribution complex in Texas and the sale of a land parcel subject to a ground lease met the criteria for classification as discontinued operations. The after-tax gain on the sales and the earnings of these properties, totaling $4,290,000, or $0.10 per share, for the first quarter of 2002, are classified, therefore, under the caption "Discontinued Operations: Properties." The revenue and operating profit generated from these properties in prior years were removed from continuing operations. The after-tax operating profit during the first quarter of 2001 that was reclassified as discontinued operations following the sale of the properties in 2002 totaled $141,000. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the amounts received from these sales were put in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

As permitted by SFAS No. 144, comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001 have not been reported as discontinued operations. The 2001 first quarter includes the sales of three properties on Bainbridge Island, Washington for an aggregate price of $12.1 million and a gross profit of $3.3 million.

RESULTS OF SEGMENT OPERATIONS -
FIRST-QUARTER 2002 COMPARED WITH THE FIRST-QUARTER 2001

Ocean Transportation revenue of $192,744,000 for the first quarter of 2002 decreased two percent from that in the comparable period of 2001 and operating profit of $2,507,000 decreased 86 percent. Hawaii container volume for the first quarter of 2002 was three percent lower than in the first quarter of 2001, primarily because of post-9/11 lower cargo volume and from competitive losses due to Sand Island service disruptions caused by a conversion in the mode of terminal operations. In January 2002, the fleet serving Hawaii was reduced from eight to seven vessels in anticipation of reduced cargo volume. Automobile volume decreased 23 percent compared with the first quarter of 2001 due to a reduction of the rental car fleet in Hawaii, again because of post-9/11 actions taken by rental car companies. Matson's operating costs were higher due to ongoing, but moderating, transitional effects of the terminal improvement project in Honolulu as well as costs incurred to accommodate scheduled vessel drydocking. Results also were lower due to comparatively weaker results from Matson's Guam service. A general rate increase of 2.75% became effective April 14, 2002. Additionally, Matson increased its fuel surcharge from 3.25% to 4.75%, due to recent increases in the prices of bunker fuel, effective May 5, 2002.

Prospectively, auto shipments are expected to increase as rental car fleets in Hawaii are renewed and shipping margins are expected to increase modestly during the second quarter. Beneficial changes are also expected in Matson's stevedoring joint venture and in the Puerto Rico trade conditions. Matson participates in the latter through a minority investment in Sea Star Line, LLC (Sea Star).

In January 2002, Matson sold two vessels to Sea Star for $17,000,000, which approximated the vessels' carrying value.

Property Development and Management - Leasing operating profit, including discontinued operations, of $8,242,000 was six percent lower than the $8,740,000 reported in the first quarter of 2001. This decrease was the net result of property acquisitions and sales, the timing of some expenses and marginally lower occupancies. First-quarter 2002 occupancy levels for Mainland properties averaged 91 percent, versus 94 percent in the first quarter of 2001. Occupancy levels for Hawaii properties averaged 87 percent in the first quarter of 2002, versus 89 percent in the comparable period of 2001.

During the first quarter, the Company withdrew from its pursuit of the purchase of a 65-acre commercial property in Honolulu owned by Victoria Ward, Limited. The Company's interest in the property is, however, a reflection of management's belief in Hawaii's future and the ability to improve value through strategic acquisitions. The Company is actively evaluating and pursuing new real estate acquisitions and developments.

Property Development and Management - Sales revenue, including discontinued operations, of $37,271,000 and operating profit, including discontinued operations, of $8,878,000 for the first quarter of 2002 were the result of the sales of a seven-building distribution complex in Texas and a number of smaller Hawaii commercial properties, including residential resort homes. Sales revenue of $43,084,000 and operating profit of $12,216,000 for the first quarter of 2001 were the result of sales of several properties on Bainbridge Island, Washington, comprised of a shopping center, office building and a retail building, a 14-acre industrial lot on Maui for a planned Wal-Mart store, two commercial lots and 22 residential properties.

The Company has accelerated development plans for its Kukui'Ula project on the Island of Kauai and has entered into a joint venture agreement with DMB Associates, Inc. The venture will be tasked with planning, development and sales of the project. The Kukui'Ula project comprises 1,045 acres on the southern coast of Kauai, adjacent to the Poipu Resort. The project consists of 837 acres fully entitled for a resort, an 18-hole golf course, and residential and commercial use. The remaining 208 acres are partially entitled. Land use entitlements were obtained in 1999; since then, A&B has actively pursued necessary pre-development activities, including archaeological preservation, water source development, surveying, beach enhancement and other land planning. Kukui'Ula's initial residential development project, the 32-lot Koloa Estates, is sold out.

Discontinued Operations: Properties - Revenue and operating profit in the Industry Segment Data for the property management and development segment, discussed above, include properties sold that are reported as discontinued operations, since this is how management views and evaluates this business segment. In addition, the Company intends to continue its practice of reinvesting the proceeds from the sales of investment property into new income-earning property using tax-deferred exchanges. This presentation is also consistent with how investment analysts have advised that they view the Company's real estate businesses. As noted earlier, the sales of certain property are required by SFAS No. 144 to be accounted for as discontinued operations. These amounts are subtracted in deriving total revenue and operating profit and are shown, net of tax, under the caption "Discontinued
Operations: Properties."

As mentioned earlier, the 2002 first quarter discontinued operations included the sales of a seven-building distribution complex in Texas and the sale of a land parcel subject to a ground lease.

Food Products revenue of $16,428,000 for the first quarter of 2002 was $1,757,000 lower than that in the comparable period of 2001. Operating profit for the first quarter of 2002 was $2,095,000, compared with $5,802,000 for the first quarter of 2001. Both of these decreases were due primarily to a first quarter 2001 one-time distribution from the sugar marketing and transportation cooperative that handles the Hawaii sugar growers' production and to lower raw sugar prices. Domestic sugar prices for 2002 are expected to be slightly lower than for 2001. Sugar production for 2002 is expected to improve, compared with the 191,512 tons produced during 2001.

In 2001, the Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary of the Company (reported in 2001 discontinued operations). This is discussed further in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

FINANCIAL CONDITION AND LIQUIDITY, FINANCING ARRANGEMENTS AND WORKING CAPITAL

The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $487,495,000 at March 31, 2002, a decrease of $40,361,000 from December 31, 2001. This net decrease was due primarily to $33,000,000 in higher drawn balances on variable rate facilities following the payment of federal income taxes related to the December 2001 bank stock sales, lower cash balances and lower receivables, partially offset by agricultural inventories that were $10,600,000 higher than at year-end 2001 due to seasonality of production cycles.

Other financing arrangements at the end of the first quarter included a guarantee by Matson of $31,500,000 of debt of an unconsolidated affiliate, a Company guarantee of up to $15,000,000 of debt of an unconsolidated sugar marketing and transportation cooperative, and standby letters of credit totaling $22,447,000. These amounts are not recorded on the Company's balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Working capital was $53,865,000 at March 31, 2002, an increase of $29,420,000 from the amount at the end of 2001. The higher working capital was due primarily to paying the federal income taxes (due on the sale of bank stocks), higher agricultural products inventory, and lower trade payables, partially offset by lower cash balances and trade receivables.

Cash Flows used in Operating Activities were $38,281,000 for the first quarter of 2002 compared with Cash Flows from Operating Activities of $36,584,000 for the first quarter of 2001. This decline was due principally to the timing of payments for taxes and accounts payable.

OTHER MATTERS

Pensions: As noted in Item 8 of the Company's 2001 Form 10-K, the Company has realized earnings benefits from pension returns and the excess of pension assets over pension obligations. For 2001, the total year benefit was approximately $12.7 million. For 2002, the Company expects that the full year benefit will be approximately $1.4 million.

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

New Accounting Standards: The impacts of newly issued accounting standards are discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

Tax-Deferred Real Estate Exchanges: During the first three months of 2002, the Company recorded real-estate sales of $31,304,000 that are expected to be reinvested in replacement property on a tax-deferred basis. The funds from these sales are held in escrow, pending future use to purchase new real estate assets. These amounts are not included in "Cash Flows from Operating Activities" and "Capital Expenditures," but are reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows. There were no purchases during the first three months of 2002.

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

Economic Conditions: The outlook for Hawaii's economy is improving, due in part to the recovery apparently under way in the U.S. economy overall. Although there still are concerns about the strength of the Mainland recovery, the weak Japanese tourism, and the risk of energy price rises, the outlook now is considerably brighter, and clearer than it was in the period immediately following the events of 9/11. Three trends are affecting Hawaii:

   o	The U.S. recovery and demographic trends have brought domestic visitor travel statistics back to pre 9/11 levels faster than many had anticipated. This recovery has favored the economies of Hawaii's neighbor islands because they tend to be preferred destinations for visitors from domestic markets. In addition, some of these visitors, especially those of the "baby boom" generation, are a source of demand for residential resort real estate.
   o	Continuing weakness, however, in Japan's economy and in the value of the
      Japanese yen continues to delay a recovery in the number of visitors from Japan. Those factors have reduced visitor arrivals on Oahu, which tends to be the destination of choice for visitors from Japan.
   o	Lastly, interest-sensitive sectors, such as construction, and sales of real estate, autos and consumer durables, have benefited from recent rate cuts by the Federal Reserve Bank, and appear to be "holding up" well in spite of the broader uncertainties.

In response to demand, long-haul domestic airlines have restored their schedules to Hawaii and, for competitive reasons, the inter-island carriers have been adding U.S. Mainland destinations to their flight schedules. As a result, domestic seat capacity serving the Islands will be at an improved level for the important summer season.

The outlook for A&B's businesses continues to reflect, in large measure, that of Hawaii. Matson's cargo demand, both for freight and for autos involved in the visitor rental-car trade, will benefit from prospective improvements in visitor traffic and resulting greater overall demand within Hawaii's business community. Similarly, leasing of commercial properties and residential sales also will benefit from these trends. Food products results, however, remain primarily tied to the size of the sugar crop, domestic raw sugar prices and the effectiveness of internal cost controls.

With the likely prospect of economic improvement during 2002, and as management initiatives gain strength, it is expected that quarterly results will improve, especially at Matson, as the economy and year progess.

Management Changes: James S. Andrasick was promoted to Executive Vice President of Alexander & Baldwin, Inc. on April 25, 2002. Mr. Andrasick is also the Chief Financial Officer and Treasurer of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2001. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2001.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

	(a)	Exhibits
         --------

         10.	Material contracts.

               10.b.1.(xlvi) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  May 14, 2002                          /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer




Date:  May 14, 2002                          /s/ Thomas A. Wellman
                                           -------------------------
                                               Thomas A. Wellman
                                                   Controller

                                 EXHIBIT INDEX
                                 -------------


10.	Material contracts.

      10.b.1.(xlvi) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

11.	Statement re Computation of Per Share Earnings.