Form 10-Q
period 2002-06-30
ALEXANDER & BALDWIN INC
filed 2002-08-13
CIK 3453

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002
                                    -------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
June 30, 2002:                                                   41,111,273

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 2002 are presented below, with comparative figures from the 2001 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                    (In thousands, except per share amounts)

                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
                                                  2002       2001      2002       2001
                                                  ----       ----      ----       ----
                                                    (unaudited)          (unaudited)

Revenue:
    Operating revenue                           $277,194   $276,040  $508,825   $547,762
    Interest, dividends and other                  1,991     16,972     4,147     20,031
                                                --------   --------  --------   --------
        Total revenue                            279,185    293,012   512,972    567,793
                                                --------   --------  --------   --------

Costs and Expenses:
    Costs of goods sold, services and rentals    229,433    223,713   425,661    432,658
    Selling, general and administrative           27,618     24,504    53,427     49,448
    Interest                                       3,060      4,870     6,017     10,649
                                                --------   --------  --------   --------
        Total costs and expenses                 260,111    253,087   485,105    492,755
                                                --------   --------  --------   --------

Income Before Taxes                               19,074     39,925    27,867     75,038
    Income taxes                                   6,550     15,290    10,029     27,759
                                                --------   --------  --------   --------

Income From Continuing Operations                 12,524     24,635    17,838     47,279

Discontinued Operations (net of income taxes):
    Properties                                       673        367     5,166        603
    Agriculture                                       --       (488)       --       (934)
                                                --------   --------  --------   --------

Net Income                                      $ 13,197   $ 24,514  $ 23,004   $ 46,948
                                                ========   ========  ========   ========

Basic Earnings Per Share:
    From continuing operations                  $   0.31   $   0.60  $   0.44   $   1.17
    Discontinued operations                         0.01         --      0.12      (0.01)
                                                --------   --------  --------   --------
    Net income                                  $   0.32   $   0.60  $   0.56   $   1.16
                                                ========   ========  ========   ========

Diluted Earnings Per Share:
    From continuing operations                  $   0.31   $   0.60  $   0.44   $   1.16
    Discontinued operations                         0.01         --      0.12      (0.01)
                                                --------   --------  --------   --------
    Net income                                  $   0.32   $   0.60  $   0.56   $   1.15
                                                ========   ========  ========   ========

Dividends Per Share                             $  0.225   $  0.225  $  0.450   $  0.450



Average Number of Shares Outstanding              41,033     40,568    40,829     40,538


See notes to financial statements.




                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Industry Segment Data, Net Income
                                 (In thousands)

                                                 Three Months Ended      Six Months Ended
                                                      June 30,               June 30,
                                                  2002        2001       2002        2001
                                                  ----        ----       ----        ----
                                                     (unaudited)            (unaudited)

Revenue:
    Ocean Transportation                        $ 233,074   $ 203,212  $ 415,818   $ 399,821
    Property Development and Management:
        Leasing                                    17,392      17,490     35,220      34,586
        Sales                                      16,636      29,155     53,907      72,239
        Less amounts reported in discontinued
        operations                                 (5,440)     (1,109)   (35,924)     (2,159)
    Food Products                                  27,523      28,076     43,951      46,261
    Other                                              --      16,188         --      17,045
                                                ---------   ---------  ---------   ---------
        Total revenue                           $ 279,185   $ 293,012  $ 512,972   $ 567,793
                                                =========   =========  =========   =========

Operating Profit, Net Income:
    Ocean Transportation                        $  14,818   $  18,713  $  17,325   $  36,168
    Property Development and Management:
        Leasing                                     7,616       8,679     15,858      17,419
        Sales                                       2,974       3,551     11,852      15,767
        Less amounts reported in discontinued
        operations                                 (1,051)       (573)    (8,075)       (943)
    Food Products                                   1,033       1,509      3,128       7,311
    Other                                              --      16,107         --      16,947
                                                ---------   ---------  ---------   ---------
        Total operating profit                     25,390      47,986     40,088      92,669
    Interest Expense                               (3,060)     (4,870)    (6,017)    (10,649)
    Corporate Expenses                             (3,256)     (3,191)    (6,204)     (6,982)
                                                ---------   ---------  ---------   ---------
    Income From Continuing Operations Before
        Taxes                                      19,074      39,925     27,867      75,038
    Income Taxes                                   (6,550)    (15,290)   (10,029)    (27,759)
                                                ---------   ---------  ---------   ---------
    Income From Continuing Operations              12,524      24,635     17,838      47,279
    Discontinued Operations (net of income
    taxes):
        Properties                                    673         367      5,166         603
        Agriculture                                    --        (488)        --        (934)
                                                ---------   ---------  ---------   ---------
    Net Income                                  $  13,197   $  24,514  $  23,004   $  46,948
                                                =========   =========  =========   =========

See notes to financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                                 (In thousands)

                                                            June 30,      December 31,
                                                              2002            2001
                                                              ----            ----
                                                           (unaudited)
                              ASSETS
Current Assets:
    Cash and cash equivalents                              $    8,828      $   19,291
    Accounts and notes receivable, net                        142,341         130,491
    Inventories                                                24,227          16,280
    Real estate and other assets held for sale                 11,941          35,584
    Deferred income taxes                                      12,374           9,324
    Prepaid expenses and other assets                          10,852          13,044
    Accrued deposits to Capital Construction Fund              (4,000)         (4,000)
                                                           ----------      ----------
        Total current assets                                  206,563         220,014
                                                           ----------      ----------
Investments                                                    35,033          33,021
                                                           ----------      ----------
Real Estate Developments                                       51,545          47,840
                                                           ----------      ----------
Property, at cost                                           1,832,006       1,816,679
    Less accumulated depreciation and amortization            856,007         839,631
                                                           ----------      ----------
        Property - net                                        975,999         977,048
                                                           ----------      ----------
Capital Construction Fund                                     175,335         158,737
                                                           ----------      ----------
Other Assets                                                  114,021         107,759
                                                           ----------      ----------

        Total                                              $1,558,496      $1,544,419
                                                           ==========      ==========

                         LIABILITIES AND
                       SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt    $   27,600      $   19,900
    Accounts payable                                           71,262          78,911
    Other                                                      72,800          96,758
                                                           ----------      ----------
        Total current liabilities                             171,662         195,569
                                                           ----------      ----------
Long-term Liabilities:
    Long-term debt                                            233,378         207,378
    Deferred Income Taxes                                     344,094         338,709
    Post-retirement benefit obligations                        42,696          42,915
    Other                                                      46,667          49,181
                                                           ----------      ----------
        Total long-term liabilities                           666,835         638,183
                                                           ----------      ----------
Shareholders' Equity:
    Capital stock                                              33,727          33,328
    Additional capital                                         80,288          66,659
    Retained earnings                                         617,768         622,615
    Cost of treasury stock                                    (11,784)        (11,935)
                                                           ----------      ----------
        Total shareholders' equity                            719,999         710,667
                                                           ----------      ----------
        Total                                              $1,558,496      $1,544,419
                                                           ==========      ==========


See notes to financial statements.




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                 (In thousands)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    2002            2001
                                                                    ----            ----
                                                                         (unaudited)

Cash Flows from (used in) Operating Activities                   $   (7,496)     $   76,929
                                                                 ----------      ----------

Cash Flows from Investing Activities:
    Capital expenditures                                            (26,340)        (63,363)
    Proceeds from disposal of property and other assets              18,379              --
    Proceeds from sale of investments                                    --          16,217
    Capital Construction Fund, net                                  (16,598)            358
    Other                                                            (6,300)          1,559
                                                                 ----------      ----------
        Net cash used in investing activities                       (30,859)        (45,229)
                                                                 ----------      ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                        39,000           6,000
    Payments of long-term debt                                      (13,000)        (25,000)
    Net proceeds (payments) of short-term debt                        7,700          (1,000)
    Proceeds from issuances of capital stock                         12,557           3,409
    Dividends paid                                                  (18,365)        (18,252)
                                                                 ----------      ----------
        Net cash from (used in) financing activities                 27,892         (34,843)
                                                                 ----------      ----------

Net Decrease in Cash and Cash Equivalents                        $  (10,463)     $   (3,143)
                                                                 ==========      ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                    $   (6,195)     $  (12,187)
    Income taxes paid, net of refunds                               (40,963)        (18,091)

Other Non-cash Information:
    Accrued deposits to (withdrawals from) Capital
    Construction Fund, net                                               --          (2,520)
    Depreciation expense                                             35,457          36,310
    Tax-deferred property sales                                      39,474          30,843
    Tax-deferred property purchases                                 (38,584)        (42,257)
    Change in unrealized holding gains                                   --           6,301




See notes to financial statements.



Financial Notes
(Unaudited)

(a) The Condensed Balance Sheet as of June 30, 2002, the Condensed Statements of Income for the three months and six months ended June 30, 2002 and 2001, and the Condensed Statements of Cash Flows for the six months ended June 30, 2002 and 2001 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) The 2002 estimated effective annual income tax rate differs from the statutory rate, due primarily to the favorable settlement of prior years' federal and state tax audits. The 2001 estimated effective annual income tax rate differs from the statutory rate, due primarily to the dividends-received deduction, various tax credits and the charitable donation of appreciated stock.

(c) Accounting for and Classification of Discontinued Operations: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2001. This standard requires the classification of the sales of certain income-producing assets as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

     Revenue and operating profit in the Industry Segment Data for the property development and management segment include operating results and gains from properties sold and property classified as "held for sale," that are reported as discontinued operations, since this is how management views and evaluates this business segment. These amounts are subtracted in deriving total revenue and operating profit and are shown, net of tax, under the caption "Discontinued Operations: Properties." The Company intends to continue its practice of reinvesting the proceeds from the sales of investment property into new income-earning property, using tax-deferred exchanges.

(d) Commitments that are not included in the Company's Condensed Balance Sheet at June 30, 2002 include a guarantee by Matson of $31,500,000 of debt of an unconsolidated affiliate, a Company guarantee of up to $15,000,000 of debt of a sugar marketing and transportation cooperative, performance bonds totaling $6,640,000, and standby letters of credit totaling $20,449,000. Based on the Company's current knowledge, it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments. Additional discussion of these commitments is contained in Item 2 of this Form 10-Q.

(e) As described in Note 13 to the 2001 financial statements included in Item 8 of the Company's 2001 Form 10-K, the State of Hawaii Department of Taxation (State) had informed the Company that it believes a portion of the Company's ocean transportation revenue is subject to the Public Service Company tax. The Company strongly disagrees with the State's tax position, but if the State were to prevail fully, the amount of the claim
     could be material.   Discussions with the State are continuing and the
     Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position.

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

SECOND QUARTER AND FIRST HALF EVENTS:

Operating Results: Net income for the second quarter of 2002 was $13,197,000, or $0.32 per basic share. In the second quarter of 2001, income was $24,514,000, or $0.60 per basic share. Revenue in the second quarter of 2002 was $279,185,000, compared with revenue of $293,012,000 in the second quarter of 2001. Second quarter 2001 net income included a gain of $9,400,000 ($0.23 per basic share), due to the sale of the Company's investment in Pacific Century Financial Corporation ("Pacific Century") (NYSE:BOH). Excluding this gain on sale, net income decreased by $1,917,000, or 13 percent, compared with the second quarter of 2001.

Net income for the first half of 2002 was $23,004,000, or $0.56 per basic share, compared with $46,948,000, or $1.16 per basic share, for the first half of 2001. Excluding the gain on the sale of the Pacific Century investment, net income decreased by $14,544,000, or 39 percent, compared with the first half of 2001.

Interest expense for the first half and second quarter of 2002 was lower than in the comparable periods last year, due to lower debt balances and lower rates.

RESULTS OF SEGMENT OPERATIONS -
SECOND-QUARTER 2002 COMPARED WITH THE SECOND-QUARTER 2001

OCEAN TRANSPORTATION revenue of $223,074,000 for the second quarter of 2002 increased ten percent from the $203,212,000 reported in 2001. Operating profit of $14,818,000 decreased 21 percent from the $18,713,000 reported in 2001. The higher revenue was mainly due to new intermodal business and higher cargo volume. These two factors, however, had little impact on the lower operating profit, which was primarily a result of continuing productivity problems at the Sand Island (Honolulu) terminal following the 2001 conversion of the terminal's operations, partially offset by rate actions taken in 2002.
Second quarter operating results also included a $1.2 million charge for the write-off of assets made obsolete by the replacement of two cranes at the Company's Sand Island terminal. Second quarter 2002 Hawaii service container volume was seven percent higher than in the second quarter of 2001. Most of this increased volume was carried, however, under slot-charter agreements at lower than normal margins. Automobile volume was eight percent lower for the second quarter compared with a year earlier. A general rate increase of 2.75 percent became effective April 14, 2002. Additionally, effective May 5, 2002, Matson increased its fuel surcharge from 3.25 percent to 4.75 percent, due to increases in the prices of bunker fuel.

During the quarter, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc. to purchase two container ships at a cost of approximately
$110 million each. The cost is expected to be funded with the Capital Construction Fund and external borrowings. The first ship is expected to be delivered in mid-2003, with the second ship in 2004. No significant payments are required until the delivery of the first ship.

Matson's ownership interest in SSA Terminals, LLC (SSAT), a West Coast stevedoring and terminal service provider, was reduced to 35 percent from 49.5 percent, as a result of an agreement to eliminate the majority owner's preferred cash return.

The operating agreement for Sea Star Line, LLC (Sea Star), an ocean transportation venture carrying cargo between Florida and Puerto Rico in which Matson is a minority owner, was revised when Matson did not participate with other owners in capital calls associated with acquisition of the assets of a Puerto Rico competitor. As a result, Matson's future ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent and it is anticipated that Matson's loan guarantees associated with Sea Star will, over time, be reduced in accordance with a pre-determined schedule. At June 30, 2002, the amount of the loan guarantee was $31.5 million.

On May 13, 2002, the International Longshore and Warehouse Union (ILWU) and the Pacific Maritime Association (of which Matson is a member) began negotiations on the contract that governs longshore labor for U.S. Pacific Coast marine terminals. The existing Pacific Coast Longshore Contract was scheduled to expire on July 1, 2002. Since then, negotiations have continued and the contract has been extended on a day-to-day basis. Along with wages and benefits, the principal negotiating issues are the use of technology in marine terminal operations and the modification of certain work rules.

The Hawaii labor agreement with the ILWU Local 142 also was scheduled to expire on July 1, 2002, and subsequently was being extended on a day-to-day basis. Although discussions about local issues are continuing, this contract is not expected to be renewed until after the West Coast negotiations are completed. The Company is not currently experiencing any work slowdowns or stoppages as a result of these ongoing West Coast and Hawaii labor negotiations.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING operating profit, before removing amounts treated as discontinued operations, was $7,616,000 for the second quarter of 2002, or 12 percent lower than in the second quarter of 2001. This decrease was the result of lower occupancies for both the Mainland and Hawaii properties and the write-off of approximately $200,000 of pursuit costs for an acquisition that did not occur. Second quarter 2002 occupancy levels for Mainland properties averaged 91 percent, versus 93 percent in the second quarter of 2001. Occupancy levels for Hawaii properties averaged 87 percent in the second quarter of 2002, versus 90 percent a year earlier. Mainland occupancy declined, principally due to a lease expiration for a large industrial tenant and vacancies resulting from two tenant bankruptcies. The decrease in Hawaii occupancy was due primarily to the loss of a significant office tenant in late 2001. This space subsequently was re-leased in the second quarter of 2002.

In the second quarter of 2002, two shopping centers were acquired, one in Long Beach, California and one in Mililani, Hawaii.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue and operating profit (before subtracting amounts treated as discontinued operations) of $16,636,000 and $2,974,000, respectively, for the second quarter of 2002 were primarily the result of selling a Colorado shopping center, seven residential properties, four business parcels and an 85-acre parcel on Maui, partially offset by the write-off of approximately $400,000 of pursuit costs for an acquisition that did not occur. Sales revenue of $29,155,000 and operating profit of $3,551,000 for the second quarter of 2001 were the result of the sale of 46 residential properties, four business parcels and a four-acre parcel on Maui. This variability in sales and operating profit is an inherent characteristic of property sales activity.

The Company has accelerated development plans for its Kukui'Ula project on the island of Kauai and has entered into a joint venture with an affiliate of DMB Associates. The venture will have responsibility for planning, development and sales of the project. The Company will contribute the land and existing improvements to the venture, and DMB will fund all future development costs, subject to an option available to the Company, that diminishes over time, to participate in a portion of that funding. The Kukui'Ula project comprises 1,045 acres on the southern coast of Kauai, adjacent to the Poipu resort.
The project consists of 837 acres fully entitled for a resort, an 18-hole golf course, residential and commercial use, and parks and open space. The remaining 208 acres are partially entitled.

The Company has two other joint ventures to develop smaller projects in Hawaii. One project is Kai Lani, a 116-unit townhouse condominium project at Ko'Olina, a resort community on the island of Oahu. The other is HoloHolo Ku, consisting of 44 single-family condominium ranch homes bordering Parker Ranch pastures in Waimea on the island of Hawaii. The Company accounts for these two joint ventures and the Kukui'Ula joint venture following the equity method of accounting.

DISCONTINUED OPERATIONS: PROPERTIES - During the second quarter, the sale of a small shopping center in Colorado met the criteria for classification as a discontinued operation. The after-tax gain on the sale and the earnings of this property totaled $673,000, or $0.01 per share, for the second quarter of 2002. These are classified, therefore, under the caption "Discontinued
Operations: Properties." The revenue and operating profit generated from this property, as well as from the qualifying properties sold in the first quarter of 2002, were removed from continuing operations in prior years. The after-tax operating profit during the second quarter of 2001 that was reclassified as discontinued operations following the sale of this property, as well as sales of property in the first quarter of 2002, totaled $367,000. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from this sale were put in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code. For the current quarter, no unsold assets were classified as held for sale.

FOOD PRODUCTS revenue of $27,523,000 for the second quarter of 2002 was $553,000 lower than the $28,076,000 of revenue reported in the second quarter of 2001. Operating profit of $1,033,000 for the second quarter of 2002 compared with $1,509,000 for the second quarter of 2001. The decrease in operating profit was due primarily to lower domestic raw sugar prices, and lower sugar and molasses production, partially offset by reduced losses from A&B's 36 percent minority investment in C&H Sugar Company, Inc. (C&H).

As of June 30, 2002, the Company had forward-priced 42 percent of its expected total-year sugar production at approximately $21/cwt. Domestic sugar prices for 2002 are expected to be slightly lower than for 2001. During the first half of 2002, wet harvesting conditions on Maui have affected sugar production and costs adversely. Sugar production and costs in 2001 were affected adversely by drought conditions. Even with the wet harvesting conditions, however, the 2002 total-year sugar production is expected to improve modestly, compared with the 191,512 tons produced during 2001.

Coffee prices are not expected to improve during 2002, due to continued world oversupply of lower quality commercial grades, particularly from Brazil.

OTHER operating profit for the second quarter of 2001 included a $15,100,000 pre-tax gain, due to the sale of the Company's investment in Pacific Century.

RESULTS OF SEGMENT OPERATIONS -
FIRST SIX MONTHS 2002 COMPARED WITH THE FIRST SIX MONTHS OF 2001

OCEAN TRANSPORTATION revenue of $415,818,000 for the first half of 2002 was four percent higher than the $399,821,000 reported in the first half of 2001. Operating profit of $17,325,000 for the first half of 2002 declined 52 percent from $36,168,000 in the first half of 2001. The higher revenue was due to the same factors cited in the second quarter comparisons. The decline in operating profit resulted primarily from productivity issues at the Sand Island (Honolulu) terminal, favorable one-time revenue and insurance reserve adjustments in 2001, barge drydockings in Hawaii early in 2002 which increased third-party service costs, lower pension credits and the assets write-off previously noted in the second quarter comparisons partially offset by previously noted rate actions. First half 2002 Hawaii service container volume was two percent higher than in the first half of 2001. Automobile volume was 15 percent lower for the first six months of 2002, compared with the first half of 2001.

In January 2002, Matson sold two vessels to Sea Star for $17,000,000, which approximated the vessels' carrying value.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue (before subtracting amounts treated as discontinued operations) was $35,220,000 for the first half of 2002, or two percent higher than the $34,586,000 reported for the first half of 2001. Operating profit, also before subtracting discontinued operations, was $15,858,000 for the first half of 2002, or nine percent lower than the $17,419,000 reported for the first half of 2001. This decrease in operating profit was due to lower occupancies overall in both Mainland and Hawaii properties, partially offset by the timing of sales and acquisitions of properties in 2002 as compared with 2001. 2002 occupancy levels for Mainland properties averaged 91 percent, versus 93 percent in the first half of 2001. Average occupancy levels for Hawaii properties were 87 percent, versus 90 percent in the comparable period of 2001. The fluctuations in occupancy rates were due to the same factors cited for the second quarter.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES (before subtracting amounts treated as discontinued operations) revenue of $53,907,000 and operating profit of $11,852,000 in the first half of 2002 were primarily the result of the sales of a seven-building distribution complex in Texas, a number of smaller Hawaii commercial properties, 11 residential homes, a small shopping center in Colorado and an 85-acre parcel in upcountry Maui. Sales revenue of $72,239,000 and operating profit of $15,767,000 in the first half of 2001 included the sale of an industrial lot to Wal-Mart, three commercial properties in Washington state, a four-acre parcel on Maui, 68 residential properties and four business parcels. The lower revenue and operating profit for 2002 compared with 2001 were the result of a lower number of property sales in 2002. This variability in sales and operating profit is an inherent characteristic of property sales activity.

DISCONTINUED OPERATIONS: PROPERTIES - During the first half of 2002, the sales of a seven-building distribution complex in Texas, a land parcel subject to a ground lease, and the small Colorado shopping center noted previously met the criteria for classification as discontinued operations. The after-tax gain on the sales and the earnings of these properties, totaling $5,166,000, or $0.12 per share, for the first half of 2002, are classified, therefore, under the caption "Discontinued Operations: Properties." The revenue and operating profit generated from these properties in prior years were removed from continuing operations. The after-tax operating profit during the first half of 2001 that was reclassified as discontinued operations following the sale of the properties in 2002 totaled $603,000. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from these sales were put in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

As permitted by SFAS No. 144, comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001 have not been reported as discontinued operations. The 2001 first half includes the sales of three properties in Washington state for an aggregate price of $15.6 million and a $2.1 million after-tax gain, all of which were initiated prior to the adoption of the new standard.

FOOD PRODUCTS revenue of $43,951,000 in the first half of 2002 compared with $46,261,000 in revenue for the comparable period of 2001. Operating profit for the first half of 2002 was $3,128,000 compared with $7,311,000 for the first half of 2001. Both of these decreases were due primarily to a first quarter 2001 one-time $5,000,000 (pre-tax) distribution from HS&TC, the sugar marketing and transportation cooperative that handles the Hawaii sugar growers' production.

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

FINANCIAL CONDITION AND LIQUIDITY, FINANCING ARRANGEMENTS
AND WORKING CAPITAL

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund, totaled $499,348,000 at June 30, 2002, a decrease of $28,508,000 from December 31, 2001. This net decrease was due primarily to $33,000,000 in higher drawn balances on variable rate facilities (including both short and long-term facilities) following the payment of federal income taxes related to the December 2001 bank stock sales, and lower cash balances, partially offset by higher receivables of $11,900,000 and agricultural inventories that were $7,700,000 higher than at year-end 2001, due to seasonality of production cycles.

Other Financing Arrangements: Other financing arrangements at the end of the second quarter included (1) a guarantee by Matson of $31,500,000 of debt of Sea Star, an unconsolidated affiliate, (2) a Company guarantee of up to $15,000,000 of debt of Hawaiian Sugar & Transportation Cooperative (HS&TC), a sugar marketing and transportation cooperative, under its $30 million revolving credit agreement, (3) performance bonds totaling $6,640,000, and (4) standby letters of credit totaling $20,449,000. These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge, it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

It is expected that the Sea Star debt guarantee will be reduced, over time, following the previously noted change that reduced Matson's ownership interest in that venture.

The performance bonds primarily are related to real estate construction projects in Hawaii. These bonds are required either by the state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements.

HS&TC's $30 million credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount drawn by HS&TC under the facility is limited to 95% of its inventory value plus up to $15 million of its receivables. The Company's guarantee is limited to the lesser of $15,000,000 or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of June 30, 2002, the amount drawn was $15,750,000.

The standby letters of credit include one letter of credit for $4,339,000 for workers' compensation claims incurred by C&H employees, under a now-closed self insurance plan, prior to December 25, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency.

Working Capital: Working capital was $34,901,000 at June 30, 2002, an increase of $10,456,000 from the amount at the end of 2001. The higher working capital was due primarily to paying the federal income taxes (which were unusually high due to the gain realized from the December 2001 sale of the Company's BancWest Corporation holdings), higher trade receivables, higher agricultural products inventory, and lower trade payables, partially offset by lower cash balances and lower inventory of real estate available for sale due to sales of property.

Cash Flows: Cash Flows used in Operating Activities were $7,496,000 for the first half of 2002 compared with Cash Flows from Operating Activities of $76,929,000 for the first half of 2001. This decline of $84.4 million was due principally to the timing of payments for taxes ($38.4 million that, in large part, resulted from the December 2001 sale of the Company's stock in BancWest Corporation), changes in accounts and notes receivable ($20.8 million), and the timing of sales and expenditures for real estate development projects that are classified as a current asset as Real Estate Held for Sale
($14.4 million).

OTHER MATTERS

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the 2001 consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2001. There have been no changes to the policies since that filing.

Significant Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. The more significant of these include (1) assumptions underlying the calculation of pension, post-retirement, and non-qualified benefit obligations and costs, (2) assumptions underlying the carrying value of investments, (3) the estimation of allowances for doubtful accounts, (4) the estimation of liabilities for self insurance programs, (5) the calculation and classification of tax obligations and provisions prior to completion of tax returns and completion of taxing authority audits, (6) the application of cost accounting methods for sugar, molasses and coffee inventory and cost of sales, (7) depreciable lives and salvage values for fixed assets, (8) liabilities for environmental assessments and remedial efforts, (9) estimates of joint venture earnings or losses prior to the issuance of final annual joint venture financial statements, (10) accruals for obligations incurred but not yet billed to the Company, (11) recoverability of claims from losses under insurance coverage, and (12) value of securities held in the Capital Construction Fund and in the Company's pension plans. The Company believes that the methods it uses to determine these estimated amounts are in compliance with generally accepted accounting principles consistently applied.

Charter Agreement: Matson and American President Lines, Ltd. (APL), are parties to the Successor Alliance Slot Hire and Time Charter Agreement dated January 28, 1998 (Agreement). This Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this eight-year Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This Agreement generates revenue of approximately $2.9 million per month for Matson.

Tax-Deferred Real Estate Exchanges: During the first half of 2002, the Company recorded, on a tax-deferred basis, real-estate sales of $39,474,000. The proceeds from these sales were immediately available for reinvestment in replacement property on a tax-deferred basis. The funds from these sales were held in escrow, pending future use to purchase new real estate assets. These amounts are not included in "Cash Flows from Operating Activities" and "Capital Expenditures," but are reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows. There were two purchases during the first half of 2002 that utilized $38,584,000 of these escrowed funds.

Composition of Property Sales: The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

Accounting for and Classification of Discontinued Operations: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2001. This standard requires the classification of the sales of certain income-producing assets as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

Revenue and operating profit in the Industry Segment Data for the property development and management segment include operating results and gains from properties sold and property classified as "held for sale," that are reported as discontinued operations, since this is how management views and evaluates this business segment. These amounts are subtracted in deriving total revenue and operating profit and are shown, net of tax, under the caption "Discontinued
Operations: Properties." The Company intends to continue its practice of reinvesting the proceeds from the sales of investment property into new income-earning property using tax-deferred exchanges.

New Accounting Standards: SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and was adopted by the Company on January 1, 2002. This statement addresses how intangible assets, including goodwill, should be accounted for in the consolidated financial statements. The adoption of the standard had no material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations" becomes effective in January 2003. This statement addresses accounting and reporting for obligations and costs which will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings. The possible financial impacts of this standard, when it is adopted by the Company in January 2003, are not yet known, but are being assessed.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements
No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 addressed how gains and losses from extinguishment of debt should be reported. SFAS No. 64 made certain exceptions to SFAS No. 4 for sinking fund payments. SFAS No. 44 established accounting requirements for the transition effects of the Motor Carrier Act of 1980. These three standards were entirely rescinded. SFAS No. 145 also made technical corrections to 17 APB Opinions, FASB Statements, FASB Interpretations and FASB Technical Bulletins. None of these changes will significantly affect the Company's accounting or reporting practices.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of the new standard for restructuring activities initiated after
December 31, 2002.   The standard requires that the liability for costs
associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at
the date of the Company's commitment to an exit plan.   SFAS No. 146 also
establishes that the liability initially should be measured and recorded at fair value. Accordingly, this may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Additional information about the impacts of newly issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

Pensions: As noted in Item 8 of the Company's 2001 Form 10-K, the Company has realized earnings benefits from pension returns and the excess of pension assets over pension obligations. For 2001, the total year benefit was approximately $12.7 million. For 2002, the Company expects that the full year benefit will be approximately $1.4 million.

Environmental Matters: As with most industrial and land-development companies of its size, the Company's operations have certain risks, which could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. The Company has received a claim for reimbursement of environmental remediation costs associated with a sugar refinery site previously owned by California and Hawaiian Sugar Company that was sold in 1994. The resolution of this claim is not expected to have a material effect on the Company's financial results. Management believes that appropriate liabilities have been accrued for environmental matters.

Economic Conditions: Recent statistical reports on Hawaii's economy have been, for the most part, moderately favorable. Visitor-days in the month of June, an important measure of economic contribution, rose above prior-year figures for only the second time since the events of 9/11; unemployment, which rose 0.3 percent in June to 4.5 percent, remained well (150 basis points) below the national rate of 6.0 percent; Hawaii's leading economic indicator (LEI), last reported in late May, rose sharply, only its second increase since July 2000. Visitors from Japan also have enjoyed greater purchasing power with the recent strengthening of the yen versus the U.S. dollar. In addition, total aircraft seats scheduled to be offered this summer to Hawaii actually would be slightly (0.8 percent) higher than last summer's capacity, with a 12.2 percent increase in the very important U.S. West area, the strongest source of the recovery in domestic travel to Hawaii.

Interest-sensitive measures, such as residential home sales, also continue to be strong. The dollar volume of single-family and condominium sales on Oahu was up 20 percent in the first half of 2002 versus the first half of 2001. For the same period, single-family transactions rose 11 percent and the median price was up 11 percent, to $320,000. Condominium sales rose 16 percent, with the median price of $144,000 up eight percent.

All of these reports, however, pre-dated the "melt-down" that took place in the U.S. equity market in mid-July 2002. It is unclear, therefore, what effect the resulting decrease in household wealth might have in the coming months on consumers' willingness to travel to Hawaii or to purchase real estate.

As noted in previous filings, the outlook for A&B's businesses reflects, in large measure, the outlook for the economy of Hawaii. In particular, Matson's cargo demand, especially for freight and for autos involved in the visitor rental-car trade, benefits from growth in visitor traffic and the resulting greater overall activity within Hawaii's business community. Similarly, leasing of A&B's commercial properties and residential sales also benefit from overall economic growth. Although we remain hopeful that the effects of the decline in financial markets will be modest and short-lived, the outlook now is less positive and more uncertain than earlier this year. Assuming that visitor trends do improve as the year progresses, A&B's core operations also should improve.

Management Changes: On July 1, 2002, the following management changes occurred at Matson:

   - W. Allen Doane, president and chief executive of Alexander & Baldwin, Inc. and, previously, vice chairman of the board of Matson, was appointed chairman.

   - C. Bradley Mulholland, previously president and chief executive officer of Matson, was appointed vice chairman of its board, reporting to W. Allen Doane.

   - James S. Andrasick, executive vice president and chief financial officer of A&B, was appointed to additional duties as president and chief executive officer of Matson, on an interim basis, also reporting to
      W. Allen Doane.

   -  Raymond L. Smith, chief operating officer of Matson, left the company.

   - Paul E. Stevens, previously senior vice president (ocean services) of Matson, was promoted to executive vice president.


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



                           PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     At the Annual Meeting of Shareholders of the Company held on April 25, 2002, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, (ii) the approval of an amendment to the 1998 Stock Option/Stock Incentive Plan, and (iii) the election of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:


        (i)    Election of Directors           For          Withheld
                                               ---          --------

               Michael J. Chun              37,529,239        192,577
               Leo E. Denlea, Jr.           37,541,962        179,584
               W. Allen Doane               34,173,201      3,548,615
               Walter A. Dods, Jr.          36,984,579        737,237
               Charles G. King              37,353,444        368,372
               Carson R. McKissick          37,076,170        645,646
               C. Bradley Mulholland        34,202,466      3,519,350
               Lynn M. Sedway               37,231,239        490,577
               Maryanna G. Shaw             37,228,357        493,459
               Charles M. Stockholm         37,245,183        476,633

        (ii)   Proposal to Approve an        For         Against      Abstain
                                             ---         -------      -------
               Amendment to the 1998
               Stock Option/Stock         32,776,766    3,513,883    1,431,167
               Incentive Plan

        (iii)  Election of Auditors          For         Against      Abstain
                                             ---         -------      -------
                                          33,755,221    1,710,548    2,256,047


There were no broker non-votes at the Annual Meeting.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          10.  Material contracts.

               10.a.(xxvii) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002.

               10.a.(xxviii) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002.

          11.  Statement re Computation of Per Share Earnings.

          99. Certification of Chief Executive Officer and Chief Financial Officer.

     (b)  Reports on Form 8-K
          -------------------

          A report on Form 8-K, dated May 29, 2002, was filed on May 29, 2002 to report, under Item 5 thereof, a definitive agreement entered into by Matson Navigation Company, Inc. ("Matson"), a wholly-owned subsidiary of Alexander & Baldwin, Inc., for the construction of two new containerships for Matson.

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



                                           ALEXANDER & BALDWIN, INC.
                                        -------------------------------
                                                 (Registrant)


Date:  August 13, 2002                       /s/ James S. Andrasick
                                        -------------------------------
                                               James S. Andrasick
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer




Date:  August 13, 2002                       /s/ Thomas A. Wellman
                                           -------------------------
                                               Thomas A. Wellman
                                                   Controller

                        EXHIBIT INDEX
                        -------------


10.  Material contracts.

     10.a.(xxvii) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002.

     10.a.(xxviii) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002.

11.  Statement re Computation of Per Share Earnings.


99.  Certification of Chief Executive Officer and Chief Financial Officer.