Form 10-Q
period 2002-09-30
ALEXANDER & BALDWIN INC
filed 2002-11-13
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-Q


(Mark One)
/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002
                                    ------------------

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
                                                               Yes /X/  No / /


Number of shares of common stock outstanding as of
September 30, 2002:                                                41,207,861

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements and notes for the third quarter and first nine months of 2002 are presented below, with comparative figures from the 2001 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         CONDENSED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                Three Months Ended        Nine Months Ended
                                                   September 30,            September 30,
                                                  2002        2001         2002        2001
                                                  ----        ----         ----        ----
                                                    (unaudited)              (unaudited)
Revenue:
    Operating revenue                           $ 290,555   $ 258,262   $ 796,423   $ 803,271
    Interest, dividends and other                   3,186       3,392       7,333      23,422
                                                ---------   ---------   ---------   ---------
        Total revenue                             293,741     261,654     803,756     826,693
                                                ---------   ---------   ---------   ---------

Costs and Expenses:
    Costs of goods sold, services and rentals     239,355     206,737     663,848     638,337
    Selling, general and administrative            26,071      23,572      79,498      73,020
    Interest                                        2,945       4,330       8,962      14,979
                                                ---------   ---------   ---------   ---------
        Total costs and expenses                  268,371     234,639     752,308     726,336

Income Before Taxes                                25,370      27,015      51,448     100,357
    Income taxes                                    9,084       9,972      18,274      37,068
                                                ---------   ---------   ---------   ---------

Income From Continuing Operations                  16,286      17,043      33,174      63,289

Discontinued Operations (net ofincome taxes):
    Properties                                      1,539         820       7,655       2,456
    Agriculture                                        --        (551)         --      (1,485)
                                                ---------   ---------   ---------   ---------

Net Income                                      $  17,825   $  17,312   $  40,829   $  64,260
                                                =========   =========   =========   =========
Basic Earnings Per Share:
    From continuing operations                  $    0.40   $    0.42   $    0.81   $    1.56
    Discontinued operations                          0.03          --        0.19        0.02
                                                ---------   ---------   ---------   ---------
    Net income                                  $    0.43   $    0.42   $    1.00   $    1.58
                                                =========   =========   =========   =========

Diluted Earnings Per Share:
    From continuing operations                  $    0.40   $    0.42   $    0.81   $    1.56
    Discontinued operations                          0.03          --        0.18        0.02
                                                ---------   ---------   ---------   ---------
    Net income                                  $    0.43   $    0.42   $    0.99   $    1.58
                                                =========   ==========  =========   =========

Dividends Per Share                             $   0.225   $   0.225   $   0.675   $   0.675

Average Number of Shares Outstanding               41,156      40,567      40,939      40,548


See notes to financial statements.



                  ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       INDUSTRY SEGMENT DATA, NET INCOME
                                 (In thousands)


                                                      Three Months Ended         Nine Months Ended
                                                         September 30,             September 30,
                                                       2002         2001         2002         2001
                                                       ----         ----         ----         ----
                                                          (unaudited)               (unaudited)
Revenue:
    Ocean Transportation                            $ 234,754    $ 207,828    $ 650,572    $ 607,649
    Property Development and Management:
        Leasing                                        18,760       18,103       53,980       52,689
        Sales                                           7,465        5,063       61,372       77,302
        Less amounts reported in discontinued
           operations                                  (3,248)      (2,411)     (42,129)      (7,324)
    Food Products                                      36,010       32,268       79,961       78,529
    Other                                                  --          803           --       17,848
                                                    ---------    ---------    ---------    ---------
        Total revenue                               $ 293,741    $ 261,654    $ 803,756    $ 826,693
                                                    =========    =========    =========    =========

Operating Profit, Net Income:
    Ocean Transportation                            $  18,307    $  24,245    $  35,632    $  60,413
    Property Development and Management:
        Leasing                                         8,647        8,704       24,505       26,123
        Sales                                           2,346         (405)      14,198       15,362
        Less amounts reported in discontinued
           operations                                  (2,483)      (1,323)     (12,347)      (3,962)
    Food Products                                       4,849        2,235        7,977        9,546
    Other                                                  --          767           --       17,714
                                                    ---------    ---------    ---------    ---------
        Total operating profit                         31,666       34,223       69,965      125,196

    Interest Expense                                   (2,945)      (4,330)      (8,962)     (14,979)
    Corporate Expenses                                 (3,351)      (2,878)      (9,555)      (9,860)
                                                    ---------    ---------    ---------    ---------
    Income From Continuing Operations Before
        Taxes                                          25,370       27,015       51,448      100,357
    Income Taxes                                       (9,084)      (9,972)     (18,274)     (37,068)
                                                    ---------    ---------    ---------    ---------
    Income From Continuing Operations                  16,286       17,043       33,174       63,289
    Discontinued Operations (net of income taxes):
        Properties                                      1,539          820        7,655        2,456
        Agriculture                                        --         (551)          --       (1,485)
                                                    ---------    ---------    ---------    ---------
    Net Income                                      $  17,825    $  17,312    $  40,829    $  64,260
                                                    =========    =========    =========    =========


See notes to financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                         SEPTEMBER 30,     December 31,
                                                             2002              2001
                                                             ----              ----
                                                          (UNAUDITED)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                             $    8,950        $   19,291
    Accounts and notes receivable, net                       144,506           130,491
    Inventories                                               17,369            16,280
    Real estate and other assets held for sale                48,279            35,584
    Deferred income taxes                                     12,637             9,324
    Prepaid expenses and other assets                         13,660            13,044
    Accrued deposits to Capital Construction Fund                 --            (4,000)
                                                          ----------        ----------
        Total current assets                                 245,401           220,014
                                                          ----------        ----------
Investments                                                   35,096            33,021
                                                          ----------        ----------
Real Estate Developments                                      51,670            47,840
                                                          ----------        ----------
Property, at cost                                          1,739,598         1,816,679
    Less accumulated depreciation and amortization           813,796           839,631
                                                          ----------        ----------
        Property _ net                                       925,802           977,048
                                                          ----------        ----------
Capital Construction Fund                                    206,894           158,737
                                                          ----------        ----------
Other Assets                                                 116,841           107,759
                                                          ----------        ----------

        Total                                             $1,581,704        $1,544,419
                                                          ==========        ==========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long term debt   $    7,500        $   19,900
    Accounts payable                                          78,419            78,911
    Other                                                     58,192            96,758
                                                          ----------        ----------
        Total current liabilities                            144,111           195,569
                                                          ----------        ----------
Long-term Liabilities:
    Long-term debt                                           251,378           207,378
    Deferred income taxes                                    359,936           338,709
    Post-retirement benefit obligations                       42,652            42,915
    Other                                                     43,607            49,181
                                                          ----------        ----------
        Total long-term liabilities                          697,573           638,183
                                                          ----------        ----------
Shareholders' Equity:
    Capital stock                                             33,799            33,328
    Additional capital                                        82,414            66,659
    Retained earnings                                        635,591           622,615
    Cost of treasury stock                                   (11,784)          (11,935)
                                                          ----------        ----------
        Total shareholders' equity                           740,020           710,667
                                                          ----------        ----------

        Total                                             $1,581,704        $1,544,419
                                                          ==========        ==========



See notes to financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                 Nine Months Ended
                                                                    September 30,
                                                              2002              2001
                                                              ----              ----
                                                                    (unaudited)
Cash Flows from Operating Activities                       $   43,214        $  106,637
                                                           ----------        ----------

Cash Flows from Investing Activities:
    Capital expenditures                                      (33,010)          (81,430)
    Proceeds from disposal of property and other assets        19,201                --
    Proceeds from sale of investments                              --            16,217
    Capital Construction Fund, net                            (52,157)           (1,983)
    Other                                                      (6,300)            3,564
                                                           ----------        ----------
        Net cash used in investing activities                 (72,266)          (63,632)
                                                           ----------        ----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                  73,000             6,000
    Payments of long-term debt                                (29,000)          (30,500)
    Net proceeds (payments) of short-term debt                (12,400)               --
    Proceeds from issuances of capital stock                   14,727             3,409
    Repurchases of capital stock                                   --            (2,270)
    Dividends paid                                            (27,616)          (27,382)
                                                           ----------        ----------
        Net cash from (used in) financing activities           18,711           (50,743)
                                                           ----------        ----------

Net Decrease in Cash and Cash Equivalents                  $  (10,341)       $   (7,738)
                                                           ==========        ==========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized              $   (8,888)       $  (17,539)
    Income taxes paid, net of refunds                         (43,914)          (19,855)

Other Non-cash Information:
    Accrued deposit to Capital Construction Fund, net          (4,000)           (3,620)
    Depreciation expense                                      (52,940)          (56,041)
    Tax-deferred property sales                                40,332            29,624
    Tax-deferred property purchases                           (38,584)          (42,257)
    Change in unrealized holding gains                             --             7,432





See notes to financial statements.

FINANCIAL NOTES
(Unaudited)

(a) The Condensed Balance Sheet as of September 30, 2002, the Condensed Statements of Income for the three months and nine months ended September 30, 2002 and 2001, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(b) The 2002 estimated effective annual income tax rate differs from the statutory rate, due primarily to the favorable settlement of prior years' federal and state tax audits. The 2001 estimated effective annual income tax rate differs from the statutory rate, due primarily to the dividends-received deduction, various tax credits, and the charitable donation of appreciated stock.

(c) As described in Note 13 to the 2001 financial statements included in Item 8 of the Company's 2001 Form 10-K, the State of Hawaii Department of Taxation (State) had informed the Company that it believes a portion of the Company's ocean transportation revenue is subject to the Public Service Company tax. The Company strongly disagrees with the State's tax position, but if the State were to prevail fully, the amount of the claim
     could be material.   Discussions with the State are continuing and the
     Company believes that the ultimate resolution of this matter will not have a material adverse effect on its results of operations or financial position.

(d) Accounting for and Classification of Discontinued Operations: The Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2001. This standard requires the classification of the sales of certain income-producing assets as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

(e) Commitments that are not included in the Company's Condensed Balance Sheet at September 30, 2002 include a guarantee by Matson of $31,500,000 of debt of an unconsolidated affiliate, a Company guarantee of up to $15,000,000 of debt of a sugar marketing and transportation cooperative, performance bonds totaling $14,505,000, and standby letters of credit totaling $20,996,000. Based on the Company's current knowledge, it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments. Additional discussion of these commitments is contained in Item 2 of this Form 10-Q.

(f) Certain amounts have been reclassified to conform to the current year's presentation. These amounts include the revenue and operating profit of real estate assets designated as discontinued operations.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (SEC) filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) the timing and outcome of current West Coast and Hawaii labor negotiations; (2) the effect of wait times to access West Coast ports on vessel schedule integrity; (3) labor relations in Hawaii, the U.S. West Coast, Guam and other locations where the Company has operations; (4) impact on the Company of acts of terrorism;
(5) economic conditions in Hawaii and elsewhere; (6) market demand;
(7) competitive factors and pricing pressures in the Company's primary markets;
(8) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (9) acts of nature, including but not limited to, drought, greater than normal rainfall and hurricanes; (10) fuel prices; (11) raw sugar prices; (12) risks associated with current or future litigation and resolution of tax issues with the IRS and state tax authorities; (13) the performance of unconsolidated affiliates and ventures; and (14) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

THIRD QUARTER AND FIRST NINE MONTHS OPERATING RESULTS AND EVENTS

Operating Results: Net income for the third quarter of 2002 was $17,825,000, or $0.43 per basic share. Net income for the comparable period of 2001 was $17,312,000, or $0.42 per basic share. Revenue in the third quarter of 2002 was $293,741,000, compared with revenue of $261,654,000 in the third quarter of 2001.

Net income for the first nine months of 2002 was $40,829,000, or $1.00 per basic share, compared with $64,260,000, or $1.58 per basic share in the first nine months of 2001. Net income for the first nine months of 2001 included a gain of $9,400,000, or $0.23 per basic share, due to the sale of the Company's investment in Pacific Century Financial Corporation ("Pacific Century") (NYSE:BOH). Excluding this gain on sale, net income decreased by $14,031,000, compared with the first nine months of 2001. Revenue for the first nine months of 2002 was $803,756,000, compared with $826,693,000 in the first nine months of 2001.

Lower interest expense in 2002 reflects both lower rates and decreased debt balances. Corporate expenses for 2002 were slightly below the prior year. The Company's effective tax rate is 36 percent for 2002, the same rate as 2001.

RESULTS OF SEGMENT OPERATIONS -
THIRD QUARTER 2002 COMPARED WITH THE THIRD QUARTER 2001

OCEAN TRANSPORTATION revenue of $234,754,000 for the third quarter of 2002 increased 13 percent from the $207,828,000 reported in the third quarter of 2001. The principal source of the higher revenue was increased intermodal services business, an activity that generates significant revenue but has lower profit margins than Matson's other businesses. Accordingly, the increase in revenue did not result in a comparable effect on the segment's operating profit.

Operating profit of $18,307,000 decreased 24 percent from the $24,245,000 reported in the third quarter of 2001. Container volume in the Hawaii service was two percent higher than in the third quarter of 2001, reflecting a small increase in both westbound container volume and lower-margin westbound contract carriage. Automobile volume in the Hawaii service was 22 percent higher than the third quarter of 2001, due primarily to increased rental car activity and rental fleet replacements in Hawaii. Container volume in the Guam service declined by five percent compared with the third quarter of 2001.

The benefit of increased Hawaii service container and automobile volumes and lower expenses that resulted from operating seven ships in the Hawaii trade, versus eight a year ago, were more than offset by higher cargo handling costs at the West Coast ports and at Sand Island (Honolulu), higher fuel costs, and higher vessel operating costs. Also contributing to lower operating profit were higher pension and medical benefit expenses, the one-time 2001 gain from the sale of two tugboats, a 2002 increase in allowance for doubtful accounts, and the West Coast port lockout.

The higher Sand Island costs were the result of a conversion of terminal operations and were not related to the labor matters (discussed below). Productivity at the Company's Sand Island container terminal improved modestly compared with the first and second quarters of 2002.

In May 2002, the International Longshore and Warehouse Union ("ILWU") and the Pacific Maritime Association ("PMA"), of which Matson is a member, began negotiations on the contract that governs longshore labor for U.S. Pacific Coast marine terminals. Along with wages and benefits, the principal negotiating issues are the use of technology in marine terminal operations and the modification of certain work rules.

The Pacific Coast Longshore Contract was scheduled to expire on July 1, 2002. Following short-term contract extensions, on September 2, 2002, the ILWU declined to continue extending the contract. This action was followed by work slowdowns at all U.S. West Coast ports in what terminal operators considered a "strike with pay." On September 29, the PMA ordered terminal operators and shippers to close 29 West Coast ports; Matson operates ships through four of these ports. On October 5, the PMA and the ILWU agreed to exempt Hawaii from the lockout. On October 8, following unsuccessful efforts by federal mediators to resolve the deadlock, President George W. Bush, invoking provisions of the Taft-Hartley Act, requested that the San Francisco Federal Court issue an order requiring that the ports be reopened and longshore workers be ordered back to work for an 80-day cooling off period. The Federal Court approved the order and the ports were re-opened on October 8.

Because the lockout began late in September, its negative impact on operating profit for the quarter was only $1.1 million. This reduction resulted from the deferral of some cargo carriage and the termination of some voyages. Although the total impact for the fourth quarter cannot be estimated, it could be material. The principal factors that would affect earnings include productivity in West Coast port terminals, wait times for the Company's ships to access West Coast berths, vessel schedule disruptions, the addition of an eighth ship to the Hawaii service, availability and repositioning of containers and chassis, any benefit increases negotiated with the ILWU, and rate actions.

The Hawaii labor agreement with the ILWU Local 142 also was scheduled to expire on July 1, 2002, and subsequently was being extended on a day-to-day basis. Although discussions about local issues are continuing, this contract is not expected to be renewed until after the West Coast negotiations are completed.

Due to continuing increases in fuel prices, Matson increased its fuel surcharge from 4.75 percent to six percent in its Hawaii service, effective October 20, 2002.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING operating profit, before removing amounts treated as discontinued operations, was $8,647,000 for the third quarter of 2002, or one percent lower than in the third quarter of 2001. This decrease was the result of lower occupancies for Mainland properties, due mainly to the bankruptcy of two tenants, partially offset by contributions from properties acquired in 2002. Third quarter 2002 occupancy levels for Mainland properties averaged 92 percent, versus 94 percent in the third quarter of 2001. Occupancy levels for Hawaii properties averaged 90 percent for the third quarter of 2002 compared with 91 percent for the third quarter of 2001.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES revenue and operating profit (before subtracting amounts treated as discontinued operations) of $7,465,000 and $2,346,000, respectively, for the third quarter of 2002 were primarily the result of three business parcel sales and 12 residential properties on Maui. Sales revenue of $5,063,000 and an operating loss of $405,000 for the third quarter of 2001 were the result of the sale of eight residential properties on Maui and from overhead and administrative costs in excess of operating profit from those property sales. This variability in sales and operating profit is an inherent characteristic of property sales activity.

DISCONTINUED OPERATIONS: PROPERTIES - During the third quarter, two Maui business parcel sales and three commercial properties on the Mainland that the Company intends to sell within 12 months, were designated as discontinued operations. The carrying value of the three unsold Mainland properties were reclassified to current assets and included under the caption of "Real estate held for sale" and, as required, the Company discontinued recording depreciation on these properties during the third quarter. The revenue and operating profit generated from these properties during the third quarter were removed from continuing operations. The after-tax operating profit for the third quarter of 2001, which was reclassified as discontinued operations to be consistent with the current accounting treatment, totaled $820,000. Following the sales of these three properties, the Company intends to reinvest the proceeds in qualifying properties on a tax-deferred basis.

FOOD PRODUCTS revenue of $36,010,000 for the third quarter of 2002 was 12 percent higher than the $32,268,000 reported in the third quarter of 2001. Operating profit of $4,849,000 for the third quarter of 2002 more than doubled from $2,235,000 in the third quarter of 2001. The increase in operating profit was due primarily to higher domestic raw sugar prices, higher sugar and molasses production, and increased earnings from A&B's minority investment in C&H Sugar Company (C&H). Sugar production for the third quarter was approximately 4,000 tons, or six percent, above the third quarter of 2001, reflecting modestly improved factory production and better weather.

RESULTS OF SEGMENT OPERATIONS -
FIRST NINE MONTHS OF 2002 COMPARED WITH THE FIRST NINE MONTHS OF 2001

OCEAN TRANSPORTATION revenue of $650,572,000 for the first nine months of 2002 was seven percent higher than the $607,649,000 reported in the first three quarters of 2001. As with the third quarter comparison, the higher revenue was due mainly to the increased, but low-margin, intermodal service business.

Operating profit of $35,632,000 declined 41 percent from $60,413,000 in the first nine months of 2001. The decline in operating profit resulted primarily from (1) higher cargo handling costs, due to lower productivity at Matson's Sand Island terminal and, more recently, disruptions in West Coast ports,
(2) the post September 11, 2001 economic effects on cargo volumes, (3) higher pension expense, (4) higher net fuel costs, (5) the 2001 gain from the sale of two tugboats, (6) barge drydockings in Hawaii early in 2002 that increased third-party service costs, and (7) a write-off of assets made obsolete by the replacement of two cranes at the Company's Sand Island terminal. These unfavorable factors were offset partially by operating one less vessel in the Hawaii service during 2002 and contract cargo carriage. Matson's share of the Sea Star and SSAT joint venture losses (see caption "Joint Ventures") was slightly less than its share of losses recorded in 2001.

For the first nine months of 2002, compared with the comparable 2001 period, Hawaii service container volume was two percent higher, Hawaii service automobile volume was five percent lower and Guam cargo carriage was eight percent lower.

In January 2002, Matson sold two vessels to Sea Star for $17,000,000, which approximated the vessels' carrying value.

During the second quarter, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc. to purchase two container ships at a cost of approximately $110 million each. The cost is expected to be funded with the Capital Construction Fund, which will require a restructuring of external borrowings. The first ship is expected to be delivered in mid-2003, with the second ship to be delivered in 2004. No significant payments are required until the delivery of the first ship and the contract can be unilaterally terminated by Matson up to March 31, 2003, after which time it becomes binding. Further, Matson can waive this right prior to December 31, 2002 in exchange for vessel price reductions.

PROPERTY DEVELOPMENT AND MANAGEMENT - LEASING revenue (before subtracting amounts treated as discontinued operations) was $53,980,000 for the first nine months of 2002, or two percent higher than the $52,689,000 in the first nine months of 2001. Operating profit, also before subtracting discontinued operations, was $24,505,000 for the first nine months of 2002, or six percent lower than the $26,123,000 earned in the first nine months of 2001. The decrease in operating profit was due primarily to lower overall occupancy in both Mainland and Hawaii properties. Year-to-date 2002 occupancy levels for Mainland properties averaged 91 percent, versus 93 percent in the first nine months of 2001. Year-to-date 2002 occupancy levels for Hawaii properties averaged 88 percent, versus 90 percent in the comparable period of 2001. Mainland occupancy declined, due principally to vacancies resulting from two tenant bankruptcies. Hawaii occupancy declined, due primarily to an office vacancy that occurred in September 2001 and which was not re-tenanted until July 2002.

As with any large real estate portfolio of commercial properties, occupancy levels will vary between reporting periods based on known lease expirations, unanticipated lease terminations, and properties sold and purchased in the interim periods. The Company's portfolio includes leases covering a wide range of space sizes and income, with no necessary correlation between lease size and lease income. For example, a large lease covering 480,000 square feet of industrial warehouse space in Ontario, California, will expire in December 2002. Although this lease constitutes approximately 10% of the total space in the Company's portfolio, it represents only 2.5% of the portfolio's annual leasing revenue. As in the case of all space that is vacant or anticipated to be vacant, this industrial space is being actively marketed, although no replacement tenant has yet been secured.

PROPERTY DEVELOPMENT AND MANAGEMENT - SALES (before subtracting amounts treated as discontinued operations) revenue of $61,372,000 and operating profit of $14,198,000 in the first nine months of 2002 were primarily the result of sales of a seven-building distribution complex in Texas, a number of smaller Hawaii commercial properties, 23 residential properties, a small shopping center in Colorado, an 85-acre parcel in Upcountry Maui and five business parcels. Sales revenue of $77,302,000 and operating profit of $15,362,000 in the first nine months of 2001 included the sale of a commercial lot to Wal-Mart, three commercial properties in Washington state, a four-acre parcel on Maui, 75 residential properties and four business parcels.

DISCONTINUED OPERATIONS: PROPERTIES - During the first nine months of 2002, the sales of a seven-building distribution complex in Texas, a land parcel subject to a ground lease, a Colorado shopping center, two commercial properties on Maui and the planned sales, within the next 12 months, of three commercial properties on the Mainland, met the criteria for classification as discontinued operations. The after-tax gain on the sales and the earnings of these properties, including the income generated from the three properties that are held for sale, totaled $7,655,000, or $0.19 per share, for the first nine months of 2002, and are classified under the caption "Discontinued
Operations: Properties." The revenue and operating profit generated from these properties in prior years were reclassified from continuing operations for consistency with the current treatment. The after-tax operating profit during the first nine months of 2001 that was reclassified as discontinued operations for the properties noted above totaled $2,456,000, or $0.06 per share for 2001. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

As permitted by SFAS No. 144, comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001 were not reported as discontinued operations. The 2001 first nine months includes the sales of three properties in Washington State for an aggregate price of $15.6 million and a $2.1 million after-tax gain, all of which were initiated prior to the adoption of the new standard.

FOOD PRODUCTS revenue of $79,961,000 for the first nine months of 2002 was two-percent higher than the $78,529,000 reported for the comparable period of 2001. Operating profit for the first nine months of 2002 was $7,977,000 compared with $9,546,000 in the first nine months of 2001. This decrease was due primarily to a first quarter 2001 one-time $5,000,000 (pre-tax) distribution from Hawaiian Sugar & Transportation Cooperative ("HS&TC"), the cooperative that transports and markets Hawaii sugar.

As of September 30, 2002, the Company had forward or market-priced 75 percent of its expected total-year sugar production at approximately $21.36/cwt. The New York No. 14 Contract settlement price, which is the benchmark for most of the Company's raw sugar sales, averaged $21.09/cwt during 2001, and averaged $20.54/cwt for the first nine months of 2002. Sugar production and costs in 2001 were affected adversely by drought conditions. Even with the wet harvesting conditions in early 2002, total year production is expected to be slightly higher than the 191,512 tons produced during 2001, but weather conditions, which can change quickly and unexpectedly, could affect production adversely. Additionally, the shipment of supplies for off-season repairs and operations could be affected adversely by the West Coast port disruptions.

Approximately 95 percent of the Company's sugar production is sold to HS&TC under a standard marketing contract. HS&TC sells all of the sugar it purchases through the contract to C&H under an agreement for delivery and sale of raw sugar. These agreements expire in June 2003 and the Company anticipates that they will be renewed prior to that time, or extended on terms similar to the existing agreements.

Coffee production for 2002 is expected to be lower than the 3.8 million pounds produced in 2001. Coffee prices have recently improved, but continue to be affected by world oversupply adversely.

In 2001, the Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary of the Company (reported in 2001 discontinued operations). This is discussed further in Item 8 of the Company's Form 10-K for the year ended December 31, 2001. Although the costs of substantially all the assets of the business were written off in 2001, the Company is pursuing the possible sales of the business's production equipment.

OTHER operating profit for the first nine months of 2001 included the previously noted gain from the sale ofthe Company's investment in Pacific Century. The "Other" segment is no longer being reported, due to the sale of the Company's investment in Pacific Century and, to the sale in December 2001, of its investment in BancWest Corporation. Both of these sales were described in the Company's 2001 Form 10-K, Item 8, Note 5.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $503,556,000 at September 30, 2002, a decrease of $24,300,000 from December 31, 2001. This net decrease was due primarily to $33,000,000 in higher drawn balances on variable rate facilities (including both short- and long-term facilities) following the payment of federal income taxes related to the December 2001 bank stock sales and deposits into the CCF, and lower cash balances, partially offset by higher receivables of $14,000,000. Matson renewed, and extended for two years, its $50,000,000 and $40,000,000 revolving credit facilities.

Balance Sheet: Working capital was $101,290,000 at September 30, 2002, an increase of $76,845,000 from the balance carried at the end of 2001. The higher working capital was due primarily to the payment of federal income taxes in early 2002 (which were unusually high at December 31, 2001, due to the gain realized from the December 2001 sale of the Company's BancWest Corporation holdings), higher real estate inventory held for sale (due principally to classification of three commercial properties as held for sale), higher trade receivables (due principally to increased intermodal and ocean freight revenue), seasonally higher sugar and coffee inventories and a reduction in the current portion of long-term debt, partially offset by lower cash balances.

During 2002, the Company deposited approximately $52,500,000 into the CCF and withdrew, for qualified purposes, approximately $4,500,000. This net increase reflects contributions from the sale of two vessels in early 2002 and other payments to prepare for Matson's planned purchase of two new ships in 2003 and 2004. Long-term debt increased $44,000,000 since the end of 2001, reflecting a combination of operating, working capital, and capital expenditure needs.

Property, at cost, before accumulated depreciation and amortization, declined by $77,081,000 since December 31, 2001. This reflects the reclassification $38,030,000 in assets that are expected to be sold within the next year to real estate held for sale, the write-off of fully depreciated capitalized software and hardware of approximately $33,600,000, and the disposal of substantially depreciated straddle carriers, cranes and other equipment totaling approximately $32,000,000. These reductions in Property were partially offset by current year capital expenditures of approximately $33,010,000 and the purchases of new commercial real estate property with $38,584,000 of proceeds from the sales of real property on a tax-deferred basis. This latter item is more fully described under the caption "Tax-Deferred Real Estate Exchanges." Capital expenditures for 2002 were primarily for commercial real estate, information systems, and vessel modifications.

Other Financing Arrangements: Other financing arrangements in effect at the end of the third quarter included (1) a guarantee by Matson of $31,500,000 of debt of Sea Star, an unconsolidated affiliate, (2) a Company guarantee of up to $15,000,000 of debt of HS&TC under its $30,000,000 revolving credit agreement, (3) standby letters of credit totaling $20,996,000 and (4) bonds totaling $14,505,000. These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge, it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

It is expected that the $31,500,000 Sea Star debt guarantee will be reduced, over time, following the change that reduced Matson's ownership interest in that venture that is described under the caption "Joint Ventures." On October 31, 2002, that guarantee was reduced to $29,700,000.

HS&TC's $30,000,000 credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of its receivables. The Company's guarantee is limited to the lesser of $15,000,000 or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of September 30, 2002, the amount drawn was $13,000,000.

The standby letters of credit include one letter of credit for $4,339,000 for workers' compensation claims incurred by C&H employees prior to December 25, 1998 under a now-closed self-insurance plan. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The remaining letters enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities and provide construction performance guarantees.

Of the $14,505,000 in bonds, approximately $6.4 million are subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Matson has approximately $5.3 million of customs bonds and $2.3 million of performance bonds.

Cash Flows: Cash Flows from Operating Activities were $43,214,000 for the first nine months of 2002, compared with Cash Flows from Operating Activities of $106,637,000 for the first nine months of 2001. This decline of $63.4 million was due principally to the timing of payments for income taxes that, in large part, resulted from the December 2001 sale of the Company's stock in BancWest Corporation, changes in accounts and notes receivable, and the timing of sales and expenditures for real estate development projects that are classified as a current asset as Real Estate Held for Sale.

OTHER MATTERS

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the 2001 consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2001. There have been no changes to the policies since that filing.

Significant Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. The more significant of these include (1) assumptions underlying the calculation of pension, post-retirement, and non-qualified benefit obligations and costs, (2) assumptions underlying the carrying value of investments,
(3) the estimation of allowances for doubtful accounts, (4) the estimation of liabilities for self-insurance programs, (5) the calculation and classification of tax obligations and provisions prior to completion of tax returns and completion of taxing authority audits, (6) the application of cost accounting methods for sugar, molasses and coffee inventory and cost of sales,
(7) depreciable lives and salvage values for fixed assets, (8) liabilities for environmental assessments and remedial efforts, (9) estimates of joint venture earnings or losses prior to the issuance of final annual joint venture financial statements, (10) accruals for obligations incurred but not yet billed to the Company, and (11) recoverability of claims from losses under insurance coverage. The Company believes that the methods it uses to determine these estimated amounts comply with generally accepted accounting principles consistently applied.

Investments: The Company has the following principal joint ventures, each of which is accounted for following the equity method of accounting:

Kukui'Ula Development Company: During 2002, the Company accelerated development plans for its Kukui'Ula project on the island of Kauai by entering into a joint venture with an affiliate of DMB Associates. It is anticipated that the Company will contribute to the venture, in late 2002, land and existing improvements, totaling approximately $27 million. DMB will fund all future development costs, subject to an option available to the Company that diminishes over time, to participate in a portion of that funding. The Kukui'Ula project comprises 1,045 acres on the southern coast of Kauai, adjacent to the Poipu resort. The project consists of 837 acres fully entitled for a resort, an 18-hole golf course, residential and commercial use, and parks and open space. The remaining 208 acres are partially entitled.

Kai Lani and HoloHolo Ku: The Company has a limited partnership interest in Kai Lani, a partnership that is building 116 townhouse condominium units at Ko'Olina, a resort community on the island of Oahu. It also has a limited partnership interest in HoloHolo Ku, a partnership that is building 44 single-family condominium ranch homes bordering Parker Ranch pastures in Waimea on the island of Hawaii. The Company has notes receivable totaling $6.6 million from these two partnerships.

SSA Terminals: Matson's ownership interest in SSA Terminals, LLC ("SSAT"), a West Coast stevedoring and terminal service provider, was reduced to 35 percent from 49.5 percent, because of an agreement to eliminate the majority owner's preferred cash return.

Sea Star Line, LLC: The operating agreement for Sea Star Line, LLC ("Sea Star"), an ocean transportation venture carrying cargo between Florida and Puerto Rico in which Matson is a minority owner, was revised when Matson chose not to participate with other owners in capital calls associated with acquisition of the assets of a bankrupt Puerto Rico competitor. As a result, Matson's ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent.

C&H Sugar Company: The Company owns approximately 36 percent of C&H Sugar Company's ("C&H") common voting stock, 40 percent of its junior preferred stock, and 100 percent of its senior preferred stock. Approximately 95 percent of the Company's Maui sugar production is sold to C&H through an intermediary raw sugar marketing and transportation cooperative, Hawaiian Sugar & Transportation Cooperative.

Charter Agreement: Matson and American President Lines, Ltd. ("APL") are parties to the Successor Alliance Slot Hire and Time Charter Agreement dated January 28, 1998 ("Agreement"). This Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this eight-year Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This Agreement generates revenue of approximately $2.9 million per month for Matson.

Tax-Deferred Real Estate Exchanges: During the first nine months of 2002, the Company recorded, on a tax-deferred basis, real-estate sales of $40,332,000. The proceeds from these sales were immediately available for reinvestment in replacement property on a tax-deferred basis. The funds from these sales were held in escrow pending future use to purchase new real estate assets. These amounts are not included in "Cash Flows from Operating Activities" and "Capital Expenditures," but are reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows. There were two purchases during the first nine months of 2002 that utilized $38,584,000 of these escrowed funds.

Composition of Property Sales: The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

New and Proposed Accounting Standards: Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective and was adopted by the Company on January 1, 2002. This statement addresses how intangible assets, including goodwill, should be accounted for in the consolidated financial statements. The adoption of the standard had no material effect on the Company's financial statements.

SFAS No. 143, "Accounting for Asset Retirement Obligations" becomes effective in January 2003. This statement addresses accounting and reporting for obligations and costs that will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings.
The possible financial impacts of this standard, when it is adopted by the Company in January 2003, are not yet known, but are being assessed.

The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2001. This standard requires the classification of the sales of certain income-producing assets as discontinued operations if the operations and cash flows of the assets can clearly be distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation of the assets is discontinued. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4 addressed how gains and losses from extinguishment of debt should be reported. SFAS No. 64 made certain exceptions to SFAS No. 4 for sinking fund payments. SFAS No. 44 established accounting requirements for the transition effects of the Motor Carrier Act of 1980. These three standards were entirely rescinded. SFAS No. 145 also made technical corrections to 17 APB Opinions, FASB Statements, FASB Interpretations, and FASB Technical Bulletins. None of these changes will significantly affect the Company's accounting or reporting practices.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of the new standard for restructuring activities initiated after December 31, 2002. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. Accordingly, this may affect the timing of recognizing future restructuring costs, as well as of the amounts recognized.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions." This standard will have no effect on the Company.

In May 2002, the FASB issued a Proposed Interpretation "Guarantor Accounting and Disclosure Requirements for Guarantees including indirect Guarantees of Indebtedness of Others." This Interpretation would require that, for reporting years beginning after September 15, 2002, companies record the fair value of the future obligations that it expects it ultimately will be called upon to settle upon entering into the guarantee. The Company is currently evaluating this proposed Interpretation, but does not currently believe that it will affect its financial statements materially.

In October 2002, the FASB issued an Exposure Draft entitled "Accounting for Stock-Based Compensation - Transition and Disclosure; an amendment of FASB Statement No. 123." If adopted, the Exposure Draft would permit companies to use several methods of transition to the accounting provisions of SFAS No.
123. Those include adopting the provisions only for new stock option grants, adopting the provisions for unvested options and for new stock option grants, and adopting SFAS No. 123 retroactive to the earliest period presented in the financial statements. SFAS No. 123 allows companies to treat the cost of stock options as expense during the periods in which the stock option awards vest. The Company is currently evaluating whether to charge the cost of granting options to purchase the Company's stock to expense as the awards vest. If it does make this accounting change, the provisions would be effective January 1, 2003 and would likely apply only to new option grants. The effect of this accounting change would depend on how many options to purchase shares are granted. Based upon past grant trends, the annual cost would not be material.

Additional information about the impacts of newly-issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

Pensions: As noted in Item 8 of the Company's 2001 Form 10-K, the Company has realized earnings benefits from pension returns and the excess of pension assets over pension obligations. For 2001, the total year benefit was approximately $12.7 million. For 2002, the Company expects that the full year benefit will be approximately $1.4 million. Because of market-driven lower pension investment balances, it is expected that the Company's 2003 pension expense will be significantly greater than for 2002. Additionally, the Company anticipates that it will lower its discount rate at December 31, 2002, consistent with the decline in AA/AAA corporate bond rates. The lower discount rate also will increase 2003 costs.

Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. The Company has received a claim for reimbursement of environmental remediation costs associated with a sugar refinery site, sold in 1994, that previously was owned by California and Hawaiian Sugar Company. Additionally, the Company has self-reported to the State of Hawaii Department of Health, possible violations of state and federal air pollution control regulations at its Maui sugar factory. Although operating in accordance with the requirements of permits issued to the Company, the permit's operating conditions may not have reflected the federal standards fully. The Company believes that the resolution of the two matters noted above will not affect the Company's financial results materially and that appropriate liabilities have been accrued for environmental matters.

Outlook: Fourth quarter and early 2003 earnings performance will be influenced heavily by the outcome and effect on costs of West Coast and Hawaii labor negotiations, the clearing of the vessel backlog on the West Coast, the timing of several pending real-estate sales, and the continued strengthening of the Hawaii economy. Because of these operating uncertainties, 2002 earnings guidance cannot be forecasted reasonably.

Economic Conditions: Economic measures show that Hawaii continues its gradual recovery. The growth rates for jobs, the unemployment rate, tax revenues and visitor arrivals all were improving or, at least, declining at a lower rate.

Recent performance in Hawaii's visitor industry, the State's largest and most prominent economic activity, has been improving steadily. The improvement has been led by domestic visitors from Western states. In the month of September, domestic visitor days set a new record. That performance, in turn, drove total visitor days in the month to the second-highest September performance on record. Although these U.S. visitors are boosting the industry, arrival levels of international visitors continue to lag their levels prior to the events of 9/11.

A forecast recently released by the State for real GDP reflected cautious optimism. Assuming no shocks to the confidence of travelers, it raised a prior 2002 forecast from 1.5% to 1.7% and the projection for 2003 from 1.2% to 1.7%. The forecast took into account slowing growth in 2003 in the U.S. economy, and only a slight recovery in that of Japan. If actual performance matches this outlook, nearly all sectors of the State's economy would attain pre-9/11 levels, or better, by the second half of 2003.

In addition, the September release of the State's index of leading economic indicators was higher for the fifth consecutive month. This measure is intended to anticipate economic performance five to ten months in the future.

Although not stated among the assumptions, these projections would be wholly unrealistic should the longshore labor dispute be prolonged or disruptive to supply continuity.

Management Changes: Robert C. Papworth was appointed President of Matson Intermodal System, Inc., a subsidiary of Matson effective November 4, 2002, replacing Ronald J. Forest, who assumed new responsibilities as Vice President-Operations of Matson.


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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

  (a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures
       (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

  (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------


     (a)  Exhibits
          --------

          11.  Statement re Computation of Per Share Earnings.

          99. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the quarter.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ALEXANDER & BALDWIN, INC.
                                        ----------------------------------
                                                    (Registrant)



Date:  November 13, 2002                      /s/ James S. Andrasick
                                        ----------------------------------
                                                James S. Andrasick
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer



Date:  November 13, 2002                      /s/ Thomas A. Wellman
                                        ----------------------------------
                                                Thomas A. Wellman
                                                    Controller

                                 CERTIFICATIONS

     I, W. Allen Doane, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Alexander & Baldwin, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               By /s/ W. Allen Doane
                                  ---------------------------------
                                  W. Allen Doane, President and
                                  Chief Executive Officer
Date:  November 13, 2002

                                 CERTIFICATIONS

     I, James S. Andrasick, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Alexander & Baldwin, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                               By /s/ James S. Andrasick
                                  ---------------------------------
                                  James S. Andrasick, Executive Vice President, Chief Financial Officer and Treasurer
Date:  November 13, 2002

                                 EXHIBIT INDEX
                                 -------------


11.  Statement re Computation of Per Share Earnings.

99. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.