Form 10-K
period 2002-12-31
ALEXANDER & BALDWIN INC
filed 2003-03-10
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [|X|] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
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

       Number of shares of Common Stock outstanding at February 13, 2003:
                                   41,390,388

Aggregate market value of Common Stock held by non-affiliates at June 30, 2002:
                                 $1,003,571,857


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes   |X|       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check  mark  whether  the  registrant  is an  accelerated  filer
(as  defined  in  Exchange  Act Rule  12b-2). Yes   |X|       No _____


                       Documents Incorporated By Reference
         Portions of Registrant's Proxy Statement dated March 10, 2003
                              (Part III of Form 10-K)


                                TABLE OF CONTENTS

                                     PART I
                                                                                                     Page

Items 1 & 2.      Business and Properties............................................................    1

         A.       Transportation.....................................................................    1
                  (1)      Freight Services..........................................................    1
                  (2)      Vessels...................................................................    2
                  (3)      Terminals.................................................................    2
                  (4)      Intermodal and Other Services.............................................    4
                  (5)      Competition...............................................................    4
                  (6)      Labor Relations...........................................................    5
                  (7)      Rate Regulation...........................................................    5

         B.       Property Development and Management................................................    5
                  (1)      General...................................................................    5
                  (2)      Planning and Zoning.......................................................    6
                  (3)      Residential Projects......................................................    7
                  (4)      Commercial Properties.....................................................    8

         C.       Food Products......................................................................   10
                  (1)      Production................................................................   10
                  (2)      Marketing of Sugar and Coffee.............................................   11
                  (3)      Competition and Sugar Legislation.........................................   11
                  (4)      Properties and Water......................................................   12

         D.       Employees and Labor Relations......................................................   13

         E.       Energy   ..........................................................................   14

         F.       Available Information..............................................................   14

Item 3.           Legal Proceedings..................................................................   15

Item 4.           Submission of Matters to a Vote of Security Holders................................   15

Executive Officers of the Registrant.................................................................   15


                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters..............   16

Item 6.           Selected Financial Data............................................................   18

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................   19

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.........................   33

Item 8.           Financial Statements and Supplementary Data........................................   34

Item 9.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...............................................................   69


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.................................   70

         A.       Directors..........................................................................   70

         B.       Executive Officers.................................................................   70

Item 11.          Executive Compensation.............................................................   71

Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters........................................................   71

Item 13.          Certain Relationships and Related Transactions.....................................   71

Item 14.          Controls and Procedures............................................................   72

         A.       Evaluation of Disclosure Controls and Procedures...................................   72

         B.       Changes in Internal Controls.......................................................   72


                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   73

         A.       Financial Statements...............................................................   73

         B.       Financial Statement Schedules......................................................   73

         C.       Exhibits Required by Item 601 of Regulation S-K....................................   73

         D.       Reports on Form 8-K................................................................   79

Signatures    .......................................................................................   80

Certifications.......................................................................................   82

Independent Auditors' Consent........................................................................   84


                            ALEXANDER & BALDWIN, INC.


                                    FORM 10-K

                        Annual Report for the Fiscal Year
                             Ended December 31, 2002



                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

         Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations and related shoreside operations of A&B are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson") and several Matson subsidiaries. Property development and food products operations are conducted by A&B and certain other subsidiaries of A&B.

         The industry segments of A&B are as follows:

         A. Transportation - carrying freight, primarily between various ports on the U.S. Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; providing terminal, stevedoring and container equipment maintenance services in Hawaii; arranging intermodal transportation in North America; and providing third-party logistics services.

         B. Property Development and Management - purchasing, developing, selling, managing and leasing commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         C. Food Products - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling and storage, general freight and petroleum hauling in Hawaii; and generating and selling electricity.

         For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2002, see Note 14 ("Industry Segments") to A&B's financial statements in Item 8 of
Part II below.


DESCRIPTION OF BUSINESS AND PROPERTIES

         A.       Transportation

         (1)      Freight Services

         Matson's Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii, located on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii. Container cargo also is received at and delivered to Portland, Oregon, and moved overland between Portland and Seattle.

         Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. In 2002, Matson carried approximately 152,500 containers (compared with 149,600 in 2001) and 120,500 motor vehicles (compared with 122,400 in 2001) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include refrigerated commodities, dry containers of mixed commodities, packaged foods, motor vehicles and building materials. Principal eastbound cargoes carried by Matson from Hawaii include motor vehicles, household goods, canned pineapple, refrigerated containers of fresh pineapple and dry containers of mixed commodities. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and motor vehicles.

         Matson's Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established by Matson and American President Lines, Ltd. ("APL") to provide freight services between the U.S. Pacific Coast and Hawaii, Guam and several Far East ports. In 2002, Matson carried approximately 16,300 containers (compared with 17,300 in 2001) and 3,760 automobiles (compared with 2,750 in 2001) in the Guam Service. The alliance currently utilizes five vessels (three Matson vessels and two APL vessels) in a schedule which provides service from the U.S. Pacific Coast to Guam and Micronesia, continuing through Far East ports and returning to California.

         Matson's Mid-Pacific Service offers container and conventional freight services between the U.S. Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

         See "Rate Regulation" below for a discussion of Matson's freight rates.

         (2)      Vessels

         Matson's cargo fleet consists of eleven containerships, two combination container/trailerships, one roll-on/roll-off barge, two container barges equipped with cranes that serve the neighbor islands of Hawaii and one container barge equipped with cranes in the Mid-Pacific Service. These seventeen vessels represent an investment of approximately $698,992,000 expended over the past 32 years. The majority of vessels in the Matson cargo fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under
Section 607 of the Merchant Marine Act, 1936, as amended. Matson is actively pursuing a vessel renewal program because its fleet is aging, with six vessels that will be between 30 and 33 years old in 2003.

         In 2002, Matson's vessel renewal program resulted in an agreement to purchase two new containerships for the Hawaii Service, each at a total project cost of approximately $110 million. The ships, which are being built by Kvaerner Philadelphia Shipyard, Inc., are expected to be delivered, respectively, in the third quarter of 2003 and the second quarter of 2004.

         Currently, three containerships are time-chartered to APL in connection with the Pacific Alliance Service. Two container/trailerships previously bareboat-chartered to Sea Star Line, LLC, which operates the vessels in the Florida-Puerto Rico trade, and in which Matson has a minority investment interest, were sold to Sea Star Line, LLC in January 2002. One containership currently in reserve status is scheduled to be scrapped in 2003.

         Matson's fleet units are described on the list on the following page.

         As a complement to its fleet, Matson owns approximately 14,200 containers, 10,500 container chassis, 700 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2002 for vessels, equipment and systems totaled approximately $4,750,000.

         (3)      Terminals

         Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at

                        MATSON NAVIGATION COMPANY, INC.
                                 FLEET--2/1/03

                                                                                             Usable Cargo Capacity
                                                                            --------------------------------------------
                                                                                     Containers              Vehicles
                                      Year              Maximum   Maximum   ----------------------------- --------------
                     Official Year   Recon-              Speed  Deadweight                Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons) 20' 24'  40'  Slots  TEUs (1) Autos Trailers
-----------          -------- ----- -------- ---------- ------- ----------- --- --- ----- ------ -------- ----- --------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......  979814  1992               713'6"  23.0     27,100     48 171   988  300    2,229     --     --
MOKIHANA (2)........  655397  1983               860'2"  23.0     30,167    182   0 1,340  408    2,824     --     --
MAHIMAHI (2)........  653424  1982               860'2"  23.0     30,167    182   0 1,340  408    2,824     --     --
MANOA (2)...........  651627  1982               860'2"  23.0     30,187    182   0 1,340  408    2,824     --     --
Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720'5 1/2"  22.5     26,308     -- 458   538  300    1,626     44     --
MAUI................  591709  1978    1993   720'5 1/2"  22.5     26,623     -- 458   538  300    1,626     --     --
MATSONIA............  553090  1973    1987       760'0"  21.5     22,501     16 128   771  201    1,712    450     56
LURLINE.............  549900  1973    1982       826'6"  21.5     22,213      6 162   713  292    1,626    220     81
EWA (3).............  530140  1972    1978       787'8"  21.0     38,747    286 276   681  228    1,979     --     --
CHIEF GADAO.........  530138  1971    1978       787'8"  21.0     37,346    230 464   597  274    1,981     --     --
LIHUE...............  530137  1971    1978       787'8"  21.0     38,656    286 276   681  188    1,979     --     --
MANULANI............  528400  1970           720'5 1/2"  22.5     27,109     26 160   659  221    1,536     --     --
MANUKAI (4).........  524219  1970           720'5 1/2"  22.5     27,107     -- 537   416  251    1,476     --     --
Barges
---------------
WAIALEALE (5).......  978516  1991               345'0"    --      5,621     --  --    --   35       --    230     45
ISLANDER (6)........  933804  1988               372'0"    --      6,837     -- 276    24   70      380     --     --
MAUNA LOA (6).......  676973  1984               350'0"    --      4,658     -- 144    72   84      316     --     --
HALEAKALA (6).......  676972  1984               350'0"    --      4,658     -- 144    72   84      316     --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......      --
MOKIHANA (2)........      --
MAHIMAHI (2)........      --
MANOA (2)...........      --
Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
EWA (3).............      --
CHIEF GADAO.........      --
LIHUE...............      --
MANULANI............   5,300
MANUKAI (3).........   5,300
Tugs and Barges
---------------
WAIALEALE (4).......      --
ISLANDER (5)........      --
MAUNA LOA (5).......   2,100
HALEAKALA (5).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL until February 2006.
(3) Reserve Status
(4) Reserve Status.  Scheduled to be scrapped in 2003.
(5) Roll-on/Roll-off Barge
(6) Container Barge
its 108-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 378,600 containers in 2002 (compared with 383,500 in 2001) and can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. In 2001, Matson Terminals substantially completed a $32 million terminal improvement project at the Honolulu terminal, which included the conversion from a straddle carrier-based container handling system to a wheeled chassis- and toppick-based system. Although the new system initially has not provided planned improvements in productivity, the conversion is expected in the long run to increase terminal storage density, improve productivity and reduce costs.

         SSA Terminals, LLC ("SSAT"), a joint venture of Matson and Stevedoring Services of America ("SSA"), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities in Long Beach, Oakland and Seattle.

         Capital expenditures incurred by Matson Terminals in 2002 for terminals and equipment totaled approximately $5,350,000.

         (4)      Intermodal and Other Services

         Matson Intermodal System, Inc. ("Matson Intermodal") is an intermodal marketing company which arranges North American rail and motor carrier transportation for shippers and carriers, in conjunction with ocean and other surface transportation. Through volume purchases of rail and motor carrier transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Intermodal is able to reduce transportation costs for customers. Matson Intermodal operates six customer service centers and has 18 sales offices across the U.S. mainland. Capital expenditures incurred by Matson Intermodal in 2002 totaled approximately $400,000.

         Matson Logistics Solutions, Inc. ("Matson Logistics"), a wholly-owned subsidiary of Matson, provides third-party logistics (3PL) services primarily in Hawaii, Alaska, Puerto Rico and Guam-Micronesia. These services include transportation management, air freight, supply chain audits and project cargo logistics to Matson customers and others.

         (5)      Competition

         Matson's Hawaii Service and Guam Service have one major containership competitor that serves Long Beach, Oakland, Tacoma, Honolulu and Guam. Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes, and air cargo service providers. Although air freight competition is intense for time-sensitive or perishable cargoes, historic and projected inroads of such competition in cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

         Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates 208 Hawaii round-trip voyages per year, double the westbound voyages of its nearest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because more frequent arrivals permit customers to lower inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by its scope of equipment and its efficiency and experience in the handling of containerized cargoes and competitive pricing.

         The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, frequently referred to as the Jones Act. However, foreign-flag vessels carrying cargo to Hawaii from foreign sources provide indirect competition for Matson's Hawaii Service. Far East countries, Australia, New Zealand and South Pacific islands have direct foreign-flag services to Hawaii.

         In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, in 1995 Matson joined other businesses and organizations to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

         Matson Intermodal competes for freight with a number of large and small companies engaged in intermodal transportation. Matson Logistics competes with many larger providers of logistics services and with transportation companies whose services include logistics.

         (6)      Labor Relations

         The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Until 2002, Matson's operations had not been disrupted significantly by labor disputes in over 30 years. See "Employees and Labor Relations" below for descriptions of the labor disruption in 2002, labor agreements to which Matson and Matson Terminals are parties, and certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

         (7)      Rate Regulation

         Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Matson filed a 2.75 percent across-the-board increase in its Hawaii Service freight rates which became effective April 14, 2002, and a three percent across-the-board increase in its Guam Service freight rates, which became effective October 3, 2002. Also in 2002, Matson increased its fuel surcharge in its Hawaii Service and Guam Service from 3.25 percent to
4.75 percent, effective May 5, and from 4.75 percent to 6 percent, effective October 20 in Hawaii and November 9 in Guam. Effective January 12, 2003, Matson implemented, in its Hawaii Service, a terminal handling charge of $200 per container for westbound freight, $100 per container for eastbound freight and $30 per automobile. On February 14, 2003, due to dramatic increases in fuel prices attributed to the increasing likelihood of war in Iraq, Matson announced an increase in its fuel surcharge from 6 percent to 7.5 percent in the Hawaii and Guam Services effective March 3, 2003.

         B.       Property Development and Management

         (1)      General

         A&B and its subsidiaries, including A & B Properties, Inc., own approximately 90,800 acres, consisting of approximately 90,600 acres in Hawaii and approximately 200 acres elsewhere, as follows:

                      Location                                    No. of Acres
                      --------                                    ------------

       Oahu ..................................................           52
       Maui ..................................................       68,649
       Kauai .................................................       21,881
       California ............................................           89
       Texas .................................................           26
       Washington ............................................           13
       Arizona ...............................................           35
       Nevada ................................................           39
       Colorado ..............................................            5
                                                                     ------
         TOTAL ...............................................       90,789
                                                                     ======

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land, watershed land and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,270 acres on Maui and Kauai are leased from third parties.

Current Use                                                        No. of Acres
-----------                                                        ------------
    Hawaii
Fully-entitled urban (defined below)                                   1,218
Agricultural, pasture and miscellaneous                               60,073
Watershed land/conservation                                           29,291

    U.S. Mainland
Fully-entitled urban                                                     207
                                                                      ------
        TOTAL                                                         90,789
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

         - County approval to rezone the property to the precise residential use desired; and,

         - if the parcel is located in the Special Management Area ("SMA"), the granting of an SMA permit by the County.

         The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing and/or mandatory fee sale of portions of the project.

         A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as "fully-entitled" or "fully-zoned" when all necessary government land use approvals have been obtained.

         As described in more detail below, in 2002, work to obtain entitlements for urban use focused on (i) obtaining Community Plan designations for various A&B lands on Maui, and (ii) obtaining County entitlements for a proposed single-family subdivision and proposed hotel on Maui. The Community Plans serve to guide planning and development activity on Maui. A&B has obtained and continues to seek various urban designations for its undeveloped lands within the four Community Plans where most of its Maui lands are located.

         (3)      Residential Projects

         A&B is pursuing a number of residential projects in Hawaii, including:

         (a) Kukui`Ula. Kukui`Ula is a 1,045-acre master planned resort residential community located in Poipu, Kauai. Approximately 837 acres are fully entitled for up to 900 hotel and vacation ownership (timeshare) units, 3,000 residential units, a golf course and commercial uses. The balance of the project is partially entitled and was planned for up to 750 residential units.


         In April 2002, a joint venture agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`Ula. The venture's initial conceptual land use plan anticipates a reduction in overall project density from the over 4,000 units originally entitled, to approximately 1,500 high-end residential and hotel units. Applications to amend Kukui`Ula's land use boundaries are expected to be filed by mid-2003. Title to approximately 850 acres is also expected to be transferred to the joint venture by mid-2003, with the balance of the land to be transferred to the joint venture upon securing further entitlements for the property.

         All of the remaining lots at Koloa Estates, Kukui`Ula's first residential project, were sold in 2002. The average sales price for this project, which began in 1999, was approximately $150,000 per lot.

         (b) The Summit at Kaanapali. In January 2000, A&B acquired 17 acres in the Kaanapali Golf Estates project. This land is being developed into 53 single-family homes or house lots. Site work construction was completed in May 2001. Construction of the 17 homes in the project's first phase commenced June 2001 and was completed in May 2002. In June 2002, the sale of 19 vacant lots in the project's next phase commenced. As of December 31, 2002, 15 homes and 14 lots were closed, at an average price of $1.1 million for the homes and $320,000 for the lots.

         (c) HoloHolo Ku. In October 2001, A&B entered into a joint venture with Kamuela Associates LLC for the development of 44 detached single-family homes under a condominium regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. An additional 7.2-acre estate lot is available for sale. Construction commenced November 2001. Five homes were sold in 2002 and 29 homes were in escrow as of December 31, 2002. All 44 homes are either completed or in various stages of completion.

         (d) Kai Lani. In September 2001, A&B entered into a joint venture with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko Olina Resort on Oahu. Construction commenced February 2002, and the first units are scheduled to close in February 2003. As of December 31, 2002, 81 units were in escrow, including 76 under binding contracts. Prices for the units sold to date range from $365,000 to $659,000, with an average price of $440,000.

         (e) Waikiki Condominium. On November 1, 2001, A&B acquired a 1.63-acre, vacant, fee simple development site in Waikiki, Oahu, for approximately $3.6 million. The property, located at the entrance to Waikiki, is zoned for high-rise residential use and limited commercial uses. Based on focus group input from Waikiki brokers, design and permitting activities began in 2002 and are expected to be completed in early 2003 with construction scheduled to commence in the third quarter of 2003. Approximately 100 apartments, averaging slightly under 1,100 square feet in size, are planned for the project.

         (f) Haliimaile Subdivision. A&B continues to seek entitlements for a subdivision consisting of between 150 and 200 lots on 67 acres in Haliimaile (Upcountry, Maui). The project is before the County Council for final zoning approval. In June 2002, the Council deferred future hearings on the project until a suitable water source is found, due to water shortage conditions in the Upcountry region. In 2002, a water study was commissioned to evaluate potential Upcountry well sites to meet the potable water requirements, and the subdivision's layout and lot sizes are being refined to meet anticipated market demand. It is expected that water source and traffic issues will be resolved in 2003.

         (4) Commercial Properties

         An important source of property revenue is the lease rental income A&B receives from over five million leasable square feet of commercial building space, ground leases on 272 acres for commercial use, and leases on 11,540 acres for agricultural/pasture use.

         (a)      Hawaii Commercial Properties

         In Hawaii, most of the approximately 1.7 million square feet of the improved, income-producing commercial properties owned by A&B are located on Oahu and in the Kahului/Wailuku region of Maui, with smaller holdings in the area of Port Allen, on the island of Kauai, including the recently completed Port Allen Marina Center. A&B's Hawaii commercial properties portfolio consists primarily of seven retail centers, eight office buildings and three industrial properties. The average occupancy for the Hawaii portfolio was 89 percent in 2002 (compared with 90 percent in 2001). The decline was due primarily to lower occupancies in the office properties.

         The Mililani Shopping Center, comprising 180,300 square feet on Oahu, was acquired by A&B in June 2002 and is presently 100 percent occupied. Proceeds from several tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended ("Code"), were used to pay for a portion of the purchase price.

         The primary Hawaii commercial properties are as follows:

                                                                      Leasable Area
Property                         Location             Type               (sq. ft.)
--------                         --------             ----               ---------

Maui Mall                        Kahului, Maui       Retail              192,600
Mililani Shopping Center         Mililani, Oahu      Retail              180,300
Pacific Guardian Complex         Honolulu, Oahu      Office              138,400
Kaneohe Bay Shopping Center      Kaneohe, Oahu       Retail              124,500
P&L Warehouse                    Kahului, Maui       Industrial          104,100
Kahului Shopping Center          Kahului, Maui       Retail               99,600
Ocean View Center                Honolulu, Oahu      Office               99,200
Hawaii Business Park             Pearl City, Oahu    Industrial           85,200
Haseko Center                    Honolulu, Oahu      Office               84,200
One Main Plaza                   Wailuku, Maui       Office               82,800
Wakea Business Center            Kahului, Maui       Industrial/Retail    61,500
Kahului Office Building          Kahului, Maui       Office               56,800
Fairway Shops at Kaanapali       Kaanapali, Maui     Retail               35,100
Kahului Office Center            Kahului, Maui       Office               31,300
Stangenwald Building             Honolulu, Oahu      Office               27,100
Port Allen Marina Center         Port Allen, Kauai   Retail               23,600
Judd Building                    Honolulu, Oahu      Office               20,200

         A number of other commercial projects are being developed on Maui and Oahu, including:

        (i) Triangle Square. Previous construction at Triangle Square in Kahului, Maui includes two retail buildings with a combined leasable area of 42,600 square feet, a BMW car dealership and three other improved commercial properties under long-term ground leases. Agreements have been negotiated with a second car dealership and Krispy Kreme to develop portions of the available 4.5 acres at this development.

       (ii) Maui Business Park. Located in Kahului, Maui, the initial phase of Maui Business Park consists of Phase IA (37.4 saleable acres), completed in 1995, and Phase IB (32.0 saleable acres), completed in 2000.

         Phase IA includes the 349,300 square-foot Maui Marketplace retail center, which is owned by a third party and occupies 20.3 acres of the subdivision. The remaining area of Phase IA consists of 30 lots with an average size of 22,900 square feet, of which seven lots were sold in 2002. As of December 31, 2002, seven lots (4.0 saleable acres) remained available for sale or lease.

         In Phase IB, Home Depot completed construction of a 135,000 square-foot store in May 2001. In February 2001, Wal-Mart purchased a 14.0-acre parcel in the subdivision and completed construction of a 142,000 square-foot store in October 2001. The remaining area consists of ten lots with an average size of 18,800 square feet. As of December 31, 2002, eight lots (3.8 saleable acres) remained available for sale or lease.

         In May 2002, the Maui County Council approved the inclusion of approximately 175 acres in the Wailuku-Kahului Community Plan for the future expansion of Maui Business Park. Future entitlement efforts include seeking State "Urban" designation and County "Light Industrial" zoning for the property.

      (iii) Kahului Airport Hotel. In March 2002, the County Council approved A&B's zoning and Community Plan amendment applications for the proposed 134-room Courtyard by Marriott hotel, to be developed on 3.4 acres near the Kahului Airport. The project's SMA permit was subsequently obtained in April 2002. Design of the hotel commenced May 2002 and construction plans were submitted to the County for review in December 2002. Preliminary design and preparation of an SMA permit are underway for the project's affordable housing requirement, consisting of 34 townhouse units on A&B-owned land in Kahului.

       (iv) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres being developed in two phases. Phase IA (10.2 saleable acres), completed in 1999, consists of 23 fee simple industrial lots. In 2002, three lots were sold to commercial and industrial businesses and, as of December 31, 2002, five lots (2.2 saleable acres) remained available for sale or lease.

         Phase IB (17.3 acres) was subdivided into 32 lots and IB's sitework was completed in November 2002. As of December 31, 2002, 31 lots (14.3 saleable acres) remained available for sale or lease in Phase IB.

         (b)      U.S. Mainland Commercial Properties

         On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Code Section 1031, comprising approximately 3.3 million square feet of leasable area. The portfolio consists of seven retail centers, four office buildings and six industrial properties, as follows:

                                                                                                  Leasable Area
Property                                  Location                   Type                           (sq. ft.)
--------                                  --------                   ----                           ---------
Ontario Distribution Center...........    Ontario, CA                Industrial                       895,500
Sparks Business Center................    Sparks, NV                 Industrial                       396,100
Ontario-Pacific Business Centre.......    Ontario, CA                Industrial                       246,100
Valley Freeway Corporate Park.........    Kent, WA                   Industrial                       229,100
Airport Square........................    Reno, NV                   Retail                           170,800
San Pedro Plaza.......................    San Antonio, TX            Office                           163,700
2868 Prospect Park....................    Sacramento, CA             Office                           161,700
Arbor Park............................    San Antonio, TX            Retail                           139,500
Mesa South Center.....................    Phoenix, AZ                Retail                           133,600
San Jose Avenue Warehouse.............    City of Industry, CA       Industrial                       126,000
Southbank II..........................    Phoenix, AZ                Office                           120,800
Village at Indian Wells...............    Indian Wells, CA           Retail                           104,600
2450 Venture Oaks.....................    Sacramento, CA             Office                            99,000
Northwest Business Center.............    San Antonio, TX            Office/Industrial                 87,000
Carefree Marketplace..................    Carefree, AZ               Retail                            85,000
Marina Shores.........................    Long Beach, CA             Retail                            67,700
Wilshire Center.......................    Greeley, CO                Retail                            46,500

         In February 2002, A&B sold the Great Southwest Industrial property, located in Dallas, Texas. This seven-building portfolio contained 842,900 square feet of leasable area. Other 2002 sales include the 43,300 square-foot Market Square Shopping Center, located in Greeley, Colorado (May), the 133,600 square-foot Moulton Plaza Shopping Center, located in Laguna Hills, California (December), and the 147,300 square-foot Day Creek industrial facility, located in Ontario, California (December).

         In 2002, A&B acquired the 67,700 square-foot Marina Shores Shopping Center in Long Beach, California (May) and the 396,100 square-foot Sparks Business Center in Sparks, Nevada, in the Reno metropolitan area (December). Both of these properties were acquired in Code Section 1031 exchanges.

         A&B's Mainland commercial properties achieved an average occupancy rate of 92 percent in 2002 (compared with 93 percent in 2001). The decrease was due primarily to two tenant bankruptcies which resulted in an increase in available space in the Ontario Distribution Center and the Mesa South Shopping Center.

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

         HC&S is Hawaii's largest producer of raw sugar, having produced approximately 215,900 tons of raw sugar in 2002, or about 79 percent of the raw sugar produced in Hawaii (compared with 191,500 tons or about 70 percent in 2001). The increase in production was due primarily to an extended harvesting season, combined with improved factory efficiency. Total Hawaii sugar production, in turn, amounted to approximately four percent of total United States sugar production. HC&S harvested 16,557 acres of sugar cane in 2002 (compared with 15,101 in 2001). The increase in acres harvested was due primarily to a later-than-expected factory startup in 2001. Yields averaged 13.0 tons of sugar per acre in 2002 (compared with 12.7 in 2001). The average cost per ton of sugar produced at HC&S was $332 in 2002 (compared with $371 in 2001). The decrease in cost per ton was attributable to higher sugar production, partially offset by higher operating costs. As a by-product of sugar production, HC&S also produced approximately 74,300 tons of molasses in 2002 (compared with 71,200 in 2001).

         In 2002, approximately 11,000 tons of the raw sugar produced by HC&S were produced as specialty food-grade raw sugars and sold under HC&S's Maui Brand(R) trademark. A $2.4 million expansion of the production facilities for these sugars was completed in February 2001 and an additional $3.6 million expansion is underway.

         During 2002, Kauai Coffee had approximately 3,400 acres of coffee trees under cultivation. The harvest of the 2002 coffee crop yielded approximately 2.8 million pounds of green coffee (compared with 3.8 million in 2001). The decreased production was due primarily to the inherent nature of coffee trees, which typically produce higher yields bi-annually, magnified by a high natural drop of the coffee to the ground.

         HC&S and McBryde Sugar Company, Limited ("McBryde"), a subsidiary of A&B and the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies. HC&S's power is produced by burning bagasse, by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. See "Energy" below for power production and sales data.

         Kahului Trucking & Storage, Inc., a subsidiary of A&B, provides sugar and molasses hauling and storage, petroleum hauling, mobile equipment maintenance and repair services and self-service storage facilities on Maui. Kauai Commercial Company, Incorporated, another subsidiary of A&B, provides similar services on Kauai, as well as general trucking services.

         (2)      Marketing of Sugar and Coffee

         Substantially all of the raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B owns a 36 percent common stock interest. The results of A&B's equity investment in C&H are reported in A&B's financial statements as an investment in an affiliate. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its specialty food-grade raw sugars to food and beverage producers and to retail stores under its Maui Brand(R) label, and to distributors that repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

         Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of the two remaining sugar cane growers in Hawaii (including HC&S), has a ten-year supply contract with C&H, ending in June 2003. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. HS&TC has agreed in principle to a revised supply agreement with C&H through the 2008 crop. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2002 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") of Part II below. In addition, as of December 31, 2002, approximately 33 percent of the expected 2003 harvest has been forward priced.

         At Kauai Coffee, coffee marketing efforts are directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the coffee crop is being marketed on the U.S. mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells roasted, packaged coffee in Hawaii under the Kauai Coffee(R) trademark.

         (3)      Competition and Sugar Legislation

         Hawaii sugar growers produce more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii's high labor costs and the distance to the U.S. mainland market. Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States that produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

         The overall U.S. caloric sweetener market continues to grow. The use of non-caloric (artificial) sweeteners accounts for a relatively small percentage of the domestic sweetener market. The anticipated increased use of high fructose corn syrup and artificial sweeteners is not expected to affect sugar markets significantly in the near future.

         The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The current protective legislation is the Farm Security and Rural Investment Act of 2002 ("2002 Farm Bill"). The two main elements of U.S. sugar policy are the tariff-rate quota ("TRQ") import system and the price support loan program. The TRQ system limits imports by allowing only a quota amount to enter the U.S. after payment of a relatively low tariff. A higher, over-quota tariff is imposed for imported quantities above the quota amount.

         The 2002 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers. Unlike most other commodity programs, sugar loans are made to processors and not directly to producers. HC&S is both a producer and a processor. To qualify for loans, processors must agree to provide a part of the loan payment to producers. Loans may be repaid either in cash or by forfeiture without penalty. The 2002 Farm Bill eliminated the former loan forfeiture penalty and marketing assessments, which increased the effective support level.

         Under the 2002 Farm Bill, the government is required to administer the loan program at no net cost by avoiding sugar loan forfeitures. This is accomplished by reestablishing marketing allotments, which provides each processor or producer a specific limit on sales for the year, above which penalties would apply. It is also accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that discourages producers from defaulting on loans. A loan rate (support price) of 18 cents per pound for raw cane sugar is in effect for the 2003 through 2007 crops. The pending revised supply agreement between HS&TC and C&H is expected to limit HC&S's ability to place sugar under loan pursuant to the loan program, while providing a "floor" price.

         In 2002, U.S. domestic raw sugar prices averaged 20.85 cents per pound, above the 20-year lows experienced in 2000, but still below historical averages. The pricing situation continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York Contract No. 14 settlement price for domestic raw sugar, is shown below:

                                 [CHART]
JAN-99  22.41
FEB     22.34
MAR     22.55
APR     22.58
MAY     22.65
JUN     22.63
JUL     22.61
AUG     21.31
SEP     20.10
OCT     20.51
NOV     17.45
DEC     17.67
JAN-00  17.70
FEB     17.05
MAR     18.46
APR     19.41
MAY     19.12
JUN     19.26
JUL     17.64
AUG     18.13
SEP     18.97
OCT     21.20
NOV     21.39
DEC     20.53
JAN-01  20.81
FEB     21.18
MAR     21.40
APR     21.51
MAY     21.19
JUN     21.04
JUL     20.64
AUG     21.01
SEP     20.87
OCT     20.85
NOV     21.19
DEC     21.35
JAN-02  21.03
FEB     20.63
MAR     19.92
APR     19.64
MAY     19.52
JUN     19.82
JUL     20.86
AUG     20.92
SEP     21.65
OCT     22.05
NOV     22.22
DEC     21.94

         Liberalized international trade agreements, such as the General Agreement on Tariffs and Trade, or GATT, include provisions relating to agriculture that can affect the U.S. sugar or sweetener industries materially.

         Kauai Coffee competes with coffee growers located worldwide, including in Hawaii. Due to an oversupply of coffee in the marketplace, coffee commodity prices continue to be adversely affected and are near record lows.

         (4)      Properties and Water

         The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including 2,000 acres leased from the State of Hawaii and 1,300 acres under lease from private parties. Over 37,000 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.
         McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,400 acres are used by Kauai Coffee and the remaining acreage is leased to various agricultural enterprises for cultivation of a variety of crops and for pasturage.

         It is crucial for HC&S and Kauai Coffee to have access to reliable sources of water supply and efficient irrigation systems. A&B's plantations conserve water by using a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All but a small test area of the cultivated cane land farmed by HC&S is drip irrigated. All of Kauai Coffee's fields also are drip irrigated.

         A&B owns 16,000 acres of watershed lands on Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to 38,000 acres owned by the State of Hawaii, which over the years supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have since been extended as revocable permits that are renewable annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending a contested case hearing before the Board on the request for the long-term lease, the Board renewed the existing permits.

         D.       Employees and Labor Relations

         As of December 31, 2002, A&B and its subsidiaries had approximately 2,025 regular full-time employees. About 940 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee; 898 were engaged in transportation; 44 were engaged in property development and management and the balance was in administration and miscellaneous operations. Approximately 55 percent were covered by collective bargaining agreements with unions.

         As of December 31, 2002, Matson and its subsidiaries also had approximately 318 seagoing employees. Approximately 22 percent of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

         Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

         Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. In 2002, collective bargaining agreements with the three unions representing unlicensed crew members were renewed without service interruption, each for three-year terms ending June 30, 2005. The collective bargaining agreement with radio officers on Matson vessels will expire December 31, 2003.

         As described in "Transportation - Rate Regulation" above, SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA and SSAT are members of the Pacific Maritime Association ("PMA") which, on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union ("ILWU") on the U.S. Pacific Coast. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu. Matson Terminals is a member of the Hawaii Stevedore Industry Committee ("SIC") which, on behalf of its members, negotiates with the ILWU in Hawaii.

         In response to widespread work slowdowns at U.S. Pacific Coast terminals in connection with contract negotiations with the ILWU that had begun in May 2002, the PMA initiated a lockout at the end of September 2002 that continued for ten days until the U.S. District Court in San Francisco issued a temporary restraining order under the Taft-Hartley Act. On the U.S. Pacific Coast, agreement on the terms of a six-year contract was reached in December 2002. Following that agreement, the SIC and the ILWU in Hawaii also reached agreement on the terms of a six-year contract.

         During 2001, Matson renewed its collective bargaining agreement with ILWU clerical workers at Los Angeles for a three-year term and expects in 2003 to renew its agreement with ILWU clerical workers at Oakland without service interruption.

         During 2002, Matson contributed to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson's determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plan for its Hawaii longshore employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 ("Employee Benefit Plans") to A&B's financial statements in Item 8 of Part II below.

         Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees were extended in 2001 and expired January 31, 2003. One of the collective bargaining agreements covering the two ILWU bargaining units at Kahului Trucking & Storage, Inc. expired June 30, 2002, and is expected to be renewed without service interruption. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU were renegotiated in 2001 and will expire April 30, 2004. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated in 2001 and will expire January 31, 2004.

         E.       Energy

         Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2002, Matson vessels purchased approximately 1.7 million barrels of residual fuel oil (compared with 1.8 million in 2001).

         Residual fuel oil prices paid by Matson started in 2002 at $15.30 per barrel and ended the year at $22.87. The low for the year was $15.30 per barrel in January and the high was $29.50 in October. Sufficient fuel for Matson's requirements is expected to be available in 2003.

         As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses diesel fuel oil, boiler fuel oil and coal to produce power during the factory shutdown period when bagasse is not being produced. In 2002, HC&S produced and sold, respectively, approximately 220,300 MWH and 87,400 MWH of electric power (compared with 203,650 MWH produced and 61,100 MWH sold in 2001). The increase in power produced and sold was due to HC&S's extended harvest season and abundant spring rainfall that reduced irrigation pumping requirements. HC&S's oil use decreased to approximately 21,000 barrels in 2002, from 69,000 barrels used in 2001. Coal use for power generation also decreased, to approximately 46,700 short tons in 2002, from 62,400 short tons in 2001. The decrease in oil and coal use was attributed to the extended harvest season and the larger cane crop, which improved the availability of bagasse supplies for the boilers.

         In 2002, McBryde produced approximately 33,300 MWH of hydroelectric power (compared with 30,600 MWH in 2001). Power sales in 2002 amounted to approximately 24,400 MWH (compared with 21,200 MWH in 2001). The increase in power production and sales was due primarily to abundant spring rainfall in 2002 that alleviated the drought conditions experienced in 2001.

         F.       Available Information

         A&B files reports with the Securities and Exchange Commission (the "SEC"). The reports and other information filed include: Forms 10-K, 10-Q, 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the "Exchange Act").

         The public may read and copy any materials A&B files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

         A&B makes available, free of charge on or through its Internet website, A&B's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The address of A&B's Internet website is http://www.alexanderbaldwin.com.



ITEM 3.  LEGAL PROCEEDINGS

         See "Business and Properties - Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

         On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board ("STB"), alleging that Sea-Land Services, Inc. ("Sea-Land"), APL and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. In 2002, APL was dismissed as a defendant based on the statute of limitations. On April 23, 2002, the parties filed initial briefs addressing the appropriate rate reasonableness methodology to be applied. The parties filed reply briefs on June 17, 2002.

         In August 2001, HC&S self-reported to the State of Hawaii Department of Health ("DOH") possible violations of state and federal air pollution control regulations relating to a boiler at HC&S's Maui sugar mill. The boiler was constructed in 1974 and HC&S thereafter operated the boiler in compliance with the permits issued by DOH. Because the boiler is fueled with less than 50 percent fossil fuels and is therefore a "biomass boiler" under state air pollution control rules, DOH initially concluded, and the DOH permits reflected, that the boiler was not subject to the more stringent regulations applicable to "fossil fuel-fired" boilers. In 2001, HC&S identified federal regulatory guidance that provides that a boiler that burns any amount of fossil fuel may be a "fossil fuel-fired boiler." HC&S then voluntarily reported the possible compliance failures to DOH. On January 8, 2003, DOH orally informed HC&S that DOH will issue to HC&S a Notice of Violation resulting in monetary sanctions for failing to comply with Hawaii and federal air pollution control regulations with respect to the boiler. In the opinion of management, after consultation with counsel, this matter will not have a material adverse effect on A&B's results of operations or financial position.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

         For the information about executive officers of A&B required to be included in this Part I, see section B ("Executive Officers of the Registrant") in Item 10 of Part III below, which is incorporated herein by reference.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX." As of February 13, 2003, there were 4,082 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

         A summary of daily stock transactions is listed in the Nasdaq National Market Issues section of major newspapers. Trading volume averaged 150,600 shares a day in 2002, compared with 135,600 in 2001 and 98,900 in 2000.

         The quarterly high and low sales prices and closing prices, as reported by The Nasdaq Stock Market, and cash dividends paid per share of common stock, for 2002 and 2001, were as follows:


                                                   Market Price
                         Dividends     ------------------------------------
                           Paid          High           Low           Close
                           ----          ----           ---           -----

2002
----
First Quarter              $0.225       $28.010        $23.980       $27.610
Second Quarter              0.225        29.250         24.735        25.800
Third Quarter               0.225        26.190         21.500        22.250
Fourth Quarter              0.225        26.500         20.500        25.790

2001
----
First Quarter              $0.225       $29.609        $21.063       $21.375
Second Quarter              0.225        25.840         20.610        25.750
Third Quarter               0.225        26.430         21.120        23.410
Fourth Quarter              0.225        27.920         21.600        26.700

         Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends each quarter since 1903. The most recent increase in the quarterly dividend rate was effective the first quarter of 1998, from 22.0 cents per share to 22.5 cents. In 2002, dividend payments to shareholders totaled $36,889,000, which was 63 percent of reported net income for the year. The following dividend schedule for 2003 has been set, subject to final approval by the Board of
Directors:

Quarterly Dividend        Declaration Date      Record Date     Payment Date
------------------        ----------------      -----------     ------------

First                        January 23         February 13          March 6
Second                         April 24               May 8           June 5
Third                           June 26            August 7      September 4
Fourth                       October 23          November 6       December 4

         A&B common stock is included in the Dow Jones Transportation Index, the Dow Jones Composite Index, the Dow Jones Marine Transportation Index, and the Russell 2000 Index.

         The number of shares of A&B common stock repurchased by A&B during each of the three years ended December 31, 2002, was as follows:

                                         Shares               Average Price
                        Year            Purchased              (per share)
                        ----            ---------             ------------
                        2002                --                    --
                        2001               105,000               $21.61
                        2000             2,378,195               $20.29

          A&B's Board of Directors has authorized A&B to repurchase up to 2 million shares of its common stock.

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

          Securities authorized for issuance under equity compensation plans as of December 31, 2002, included:



                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
        Plan Category            issued upon exercise of        price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                   warrants and rights                 rights              reflected in column (a))

                                           (a)                         (b)                            (c)

Equity compensation plans               3,171,000                     $24.84                       1,991,000
approved by security holders
------------------------------ ----------------------------- ---------------------------- ----------------------------
Equity compensation plans
not approved by security
holders                                    --                           --                           332,780*
------------------------------ ----------------------------- ---------------------------- ----------------------------
Total                                   3,171,000                     $24.84                       2,323,780
------------------------------ ----------------------------- ---------------------------- ----------------------------

      * A&B has two compensation plans under which its stock is authorized for issuance that were adopted without the approval of its security holders. (1) Under A&B's Non-Employee Director Stock Retainer Plan, each outside Director is issued a stock retainer of 300 A&B shares after each year of service on A&B's Board of Directors. Those 300 shares vest immediately and are free and clear of any restrictions. These shares are issued in January of the year following the year of the Director's service to A&B. (2) Under A&B's Restricted Stock Bonus Plan, the Compensation and Stock Option Committee identifies the executive officers and other key employees who participate in one- and three-year performance improvement incentive plans and formulates performance goals to be achieved for the plan cycles. At the end of each plan cycle, results are compared with goals, and awards are made accordingly. Participants may elect to receive awards entirely in cash or up to 50 percent in shares of A&B stock and the remainder in cash. If a participant elects to receive a portion of the award in stock, an additional 50 percent stock bonus may be awarded. Shares issued under the Restricted Stock Bonus Plan may not be traded for three years following the award date.

         Of the 332,780 shares that were available for future issuance, 12,725 shares were available for future issuance under the Non-Employee Director Stock Retainer Plan and 320,055 shares were available for issuance under the Restricted Stock Bonus Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (dollars and shares in thousands, except per-share amounts):

                                                    2002          2001           2000            1999            1998
                                               ------------   ------------   ------------     -----------    ------------
ANNUAL OPERATIONS
Total revenue1                                 $  1,088,885   $ 1,189,152    $  1,056,179     $   992,891    $  1,334,989
 Cost of goods sold and operating
    expenses1                                       939,084        915,142        844,505         812,627       1,173,030
Depreciation and amortization                        69,889         73,593         70,224          71,943          86,574
Interest expense                                     11,680         18,658         24,252          17,774          24,799
Income taxes                                         21,734         65,377         42,350          31,114          22,610
                                               ------------   ------------   ------------     -----------    ------------
Income from continuing operations
    before accounting changes                        46,498        116,382         74,848          59,433          27,976
Discontinued operations - real estate                11,658          3,431          3,476           3,146           2,967
Discontinued operations - agribusiness                   --         (9,185)            --              --              --
Cumulative effect of change in
    accounting methods                                   --             --         12,250              --          (5,801)
                                               ------------   ------------   ------------     -----------    ------------
Net income                                     $     58,156   $    110,628   $     90,574     $    62,579    $     25,142
                                               ============   ============   ============     ===========    ============

Comprehensive income                           $     31,341   $     48,691   $    103,050     $    48,711    $     33,327
Earnings per share:
   From continuing operations before
   accounting change:
     Basic                                     $       1.13   $      2.87    $       1.83     $      1.38    $       0.63
     Diluted                                   $       1.13   $      2.86    $       1.83     $      1.37    $       0.62
   Net Income:
     Basic                                     $       1.42   $      2.73    $       2.21     $      1.45    $       0.56
     Diluted                                   $       1.41   $      2.72    $       2.21     $      1.45    $       0.56
Return on beginning equity                             8.2%         15.9%           13.5%            9.0%            3.5%
Cash dividends per share                       $       0.90   $      0.90    $       0.90     $      0.90    $       0.90
Average number of shares outstanding                 41,008        40,535          40,898          43,206          44,760
Effective income tax rate                             33.0%         36.0%           36.5%           34.5%           45.4%

MARKET PRICE RANGE PER SHARE
   High                                        $     29.250   $    29.609     $    28.250     $    27.125    $     31.125
   Low                                               20.500        20.610          17.938          18.625          18.813
   Close                                             25.790        26.700          26.250          22.813          23.250

AT YEAR END
   Shareholders of record                             4,107         4,252           4,438           4,761           5,125
   Shares outstanding                                41,268        40,529          40,353          42,526          44,028
   Shareholders' equity                        $    723,648   $   710,667     $   693,651     $   670,963    $    694,642
     Per-share                                        17.54         17.54           17.19           15.78           15.78
   Total assets                                   1,597,569     1,544,419       1,666,012       1,561,460       1,605,640
   Working capital                                   82,584        24,445          55,861          59,805          67,113
   Current ratio                                   1.5 to 1      1.1 to 1        1.4 to 1        1.4 to 1        1.4 to 1
   Real estate developments - noncurrent       $     42,050   $    47,840     $    62,628     $    60,810    $     57,690
   Investments - noncurrent                          32,923        33,021         183,141         158,726         159,068
   Capital Construction Fund                        208,400       158,737         150,405         145,391         143,303
   Long-term debt - noncurrent                      247,789       207,378         330,766         277,570         255,766
   Debt to debt plus capital                          26.2%         24.2%           34.2%           30.9%           33.1%


1 Prior year amounts restated for amounts treated as discontinued operations.

`
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto.


FORWARD-LOOKING STATEMENTS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to: (1) the timing and outcome of current Hawaii labor negotiations; (2) labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations; (3) impact on the Company of acts of terrorism; (4) economic conditions in Hawaii and elsewhere; (5) market demand; (6) competitive factors and pricing pressures in the Company's primary markets; (7) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws; (8) acts of nature, including but not limited to, drought, greater than normal rainfall and hurricanes; (9) fuel prices; (10) raw sugar prices; (11) risks associated with current or future litigation and resolution of tax issues with the IRS and state tax authorities;
(12) the performance of unconsolidated affiliates and ventures; and (13) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.


CONSOLIDATED RESULTS OF OPERATIONS

         Consolidated Earnings and Revenue: Net income in 2002 was $58,156,000, or $1.42 per basic share, versus $110,628,000, or $2.73 per basic share, in 2001, and $90,574,000, or $2.21 per basic share, in 2000. Revenue in 2002 was $1,088,885,000, compared with revenue of $1,189,152,000 in 2001 and
$1,056,179,000 in 2000.


Accounting Changes and Significant Unusual Transactions

         2002: There were no significant accounting changes or significant unusual transactions in 2002.

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

         The Company ceased the operations of and abandoned its panelboard manufacturing subsidiary on Maui. This discontinued operation resulted in a $9,185,000 after-tax charge to earnings ($0.23 per basic share). This is described in Note 3 to the consolidated financial statements included in Item 8.

         2000: The Company made two changes in accounting methods (see Note 2 to the consolidated financial statements). The first change was for vessel drydocking costs at its subsidiary, Matson Navigation Company, Inc. ("Matson"). Previously, the estimated costs for future drydocking of vessels were accrued in advance of the drydocking. Subsequent payments were charged against the accrued liability. Under the new method, drydocking expenditures that benefit future periods are capitalized and depreciated. This change increased 2000 net income by $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per basic share. The second change was for the presentation of certain costs recorded in the ocean transportation and property leasing segments, which previously were recorded as an offset to revenue. This change did not affect net income.


RESULTS OF INDUSTRY SEGMENT OPERATIONS

         Detailed information related to the operations and financial performance of the Company's Industry Segments is included in Note 14 of Item 8 "Financial Statements and Supplementary Data." The following information should be read in relation to information contained in that Note.


2002 Compared with 2001

         Transportation - Ocean Transportation revenue of $686,927,000 for 2002 was one percent higher than the $682,272,000 reported in 2001. The higher revenue was due mainly to rate actions and a recovery, in 2002, of cargo volumes that had declined immediately following the terrorist events of September 11, 2001, partially offset by revenue losses from U.S. Pacific Coast labor disruptions experienced in the fourth quarter of 2002.

         Operating profit of $42,430,000 declined 30 percent from the $60,704,000 reported for 2001. The decline in operating profit resulted primarily from (1) lost revenue and increased costs caused by fourth quarter 2002 disruptions in U.S. Pacific Coast ports, (2) higher pension and health plan expense, (3) lower productivity at Matson's Sand Island terminal, (4) the 2001 gain from the sale of two tugboats, (5) barge drydockings in Hawaii early in 2002 that increased third-party service costs, and (6) the 2002 write-off of assets made obsolete by the replacement of two cranes at the Company's Sand Island terminal. These unfavorable factors were offset partially by operating one fewer vessel in the Hawaii Service during most of 2002 and increased contract cargo carriage. Matson's share of the Sea Star Line, LLC and SSA Terminals, LLC joint venture losses, included in operating profit, was less than its share of losses recorded in 2001.

         For 2002 compared with 2001, Hawaii Service container volume was two percent higher, Hawaii Service automobile volume was two percent lower and Guam Service container volume was six percent lower. The increased Hawaii Service container volume was due, in part, to the lower than normal 2001 fourth quarter cargo that was affected adversely by terrorist events of September 11, 2001.

                                                 2002            2001
                                                 ----            ----
Hawaii Service container volume                 152,500         149,600
Hawaii Service automobile volume                120,500         122,400
Guam Service container volume                    16,300          17,300

         In January 2002, Matson reduced the number of vessels in the Hawaii Service from eight to seven. An eighth vessel was returned to the regular Hawaii Service in December 2002 to help alleviate the cargo backlogs that resulted from the previously discussed port disruptions. In January 2002, Matson sold two vessels to Sea Star Line, LLC for $17,000,000, which approximated the vessels' carrying value.

         Due to higher fuel costs, Matson increased its fuel surcharge from 3.25 percent to 4.75 percent in May 2002 and to six percent in October 2002 in Hawaii and in November 2002 in Guam. Effective March 3 2002, the surcharge was increased to 7.5 percent. In January 2003, Matson implemented a terminal handling charge in its Hawaii Service of $200 per container for westbound freight, $100 per container for eastbound freight, and $30 per automobile. The charge is intended to recover a portion of the increased costs associated with the movement of cargo through terminal facilities on the Pacific Coast and in Hawaii.

         In May 2002, the International Longshore and Warehouse Union ("ILWU") and the Pacific Maritime Association ("PMA"), of which Matson is a member, began negotiations on the contract that governs longshore labor for the U.S. Pacific Coast marine terminals. The contract was extended from July 1 through September 2, after which the ILWU declined further extensions. On September 29, the PMA ordered terminal operators and shippers to close 29 Pacific Coast ports; Matson operates ships through four of these ports. On October 8, following efforts by federal mediators to resolve the deadlock, President George W. Bush, invoking provisions of the Taft-Hartley Act, requested that the San Francisco Federal Court issue an order requiring that the ports be re-opened and longshore workers be ordered back to work for an 80-day cooling off period. The Federal Court approved the order, and the ports were re-opened on October 8. In December, the ILWU and the PMA reached agreement on the terms of a new contract. The agreement was ratified by the ILWU members in January 2003. The estimated impact of the port disruptions on 2002 operating profit was approximately $13.6 million. The separate Hawaii labor agreement with the ILWU Local 142 was scheduled to expire on July 1, 2002, but was extended. A new six-year contract was ratified in January 2003. The impact of the new ILWU agreements will result in increased terminal handling costs for Matson, especially in the later years of the contract.

         On December 8, 2002, Typhoon Pongsona hit the Island of Guam, causing extensive property and economic damage to the Island, but only minor damage to Matson's office and equipment. Port operations subsequently have been restored, supporting the Island community as it rebuilds.

         Transportation - Intermodal Services provides intermodal marketing and trucking brokerage services throughout North America. Revenue was $195,114,000 for 2002, compared with $121,960,000 in 2001. Operating profit was $3,068,000 for 2002, compared with $1,560,000 earned in 2001. The 2002 revenue growth was primarily the result of new business. The revenue for intermodal services includes the total amount billed to customers for transportation services. The primary costs of the business include purchased transportation for that cargo. As a result, the operating profit margins for this business are consistently lower than other A&B businesses. The primary operating profit and investment risk in the intermodal business is the quality of receivables, which are monitored closely by management.

         Property Development and Management - Leasing revenue, before subtracting amounts treated as discontinued operations, was $73,087,000 for 2002, or three percent higher than the $70,685,000 reported in 2001. Operating profit, also before subtracting discontinued operations, was $32,905,000 for 2002, or four percent lower than the $34,139,000 earned in 2001. The decrease in operating profit was due primarily to lower occupancies, increased operating costs, and additional maintenance expense to repair a siding problem on a commercial building. In 2002, occupancy levels for Mainland properties averaged 92 percent, versus 93 percent in 2001. Mainland occupancy declined, due principally to vacancies resulting from two tenant bankruptcies. In 2002, occupancy levels for Hawaii properties averaged 89 percent, versus 90 percent in 2001. Hawaii occupancy declined, due primarily to an office vacancy that occurred in late 2001 and which was not re-tenanted until July 2002.

         As with any large real estate portfolio of commercial properties, occupancy levels will vary between reporting periods based on known lease expirations, unanticipated lease terminations, and properties sold and purchased in the interim periods. The Company's portfolio includes leases covering a wide range of space sizes and income, with no necessary correlation between lease size and lease income. For example, a large lease covering 480,000 square feet of industrial warehouse space in Ontario, California expired in December 2002. Although this lease constitutes approximately ten percent of the total space in the Company's portfolio, it represents only 2.5 percent of the portfolio's annual leasing revenue. As in the case of all space that is vacant or anticipated to be vacant, this industrial space is being actively marketed and a new tenant has leased approximately 21 percent of the space and has an option to lease 26 percent of the remaining space.

         Property Development and Management - Sales, before subtracting amounts treated as discontinued operations, had revenue of $92,965,000 and operating profit of $19,418,000 in 2002. This was primarily the result of sales of a shopping center and an industrial complex in California, a seven-building distribution complex in Texas, a shopping center in Colorado, several small Hawaii commercial properties, 27 residential properties, an 85-acre parcel in Upcountry Maui and nine business parcels on Oahu and Maui. Revenue of $89,156,000 and operating profit of $17,926,000 in 2001 resulted from the sales of a 14-acre parcel at Maui Business Park to Wal-Mart, three commercial properties in Bainbridge, Washington, a four-acre parcel on Maui, 82 residential properties and a 68-acre parcel for highway widening on Maui.

         Discontinued Operations: Properties - During 2002, the sales of the previously noted California, Texas, and Colorado commercial properties, four commercial properties on Maui, and the planned sale, within the next 12 months, of a Nevada commercial property, met the criteria for classification as discontinued operations. The revenue, operating profit, and after-tax effects of these transactions for 2002 and 2001 were as follows (in thousands, except per share amounts):

                                     2002                2001
                                  ----------          ---------
Sales Revenue                     $   65,434                 --
Leasing Revenue                   $    6,501          $   9,913
Sales Operating Profit            $   14,559                 --
Leasing Operating Profit          $    4,006          $   5,446
After-tax Earnings                $   11,658          $   3,431
Basic Earnings Per Share          $     0.29          $    0.09

         Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

         As permitted by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001, were not reported as discontinued operations. During 2001, the Company sold three properties in Washington State for an aggregate price of $15.6 million and a $2.1 million after-tax gain. Since these transactions were initiated prior to the adoption of SFAS No. 144, accounting treatment as discontinued operations was not required.

         Food Products revenue of $112,727,000 for 2002 was six percent higher than the $105,976,000 reported in 2001. Operating profit for 2002 was $13,841,000, compared with $5,660,000 reported in 2001. This operating profit improvement was due primarily to higher production and modestly higher sugar prices and the sale, for $1.2 million, of obsolete equipment in 2002. Operating profit in 2001 included a charge of $4.8 million for the write-off of power generation equipment that no longer was needed in the business and a one-time $5,000,000 (pre-tax) distribution from Hawaiian Sugar & Transportation Cooperative ("HS&TC"), the cooperative that transports and markets Hawaii sugar.

         Even with the wet harvesting conditions early in 2002, total year sugar production was 215,900 tons, or 13 percent higher than the 191,500 tons produced during 2001. Sugar production and costs in 2001 were affected adversely by drought conditions. Although the 2002 harvest season was extended several weeks, the Company expects to begin the 2003 harvest as scheduled in February. For 2003, production is expected to be comparable with 2002; however, weather conditions, which can change quickly and unexpectedly, could affect production and yields significantly.

         Approximately 95 percent of the Company's sugar production was sold to HS&TC during 2002 under a standard marketing contract. HS&TC sells, under a supply agreement that expires in June 2003, its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company. HS&TC has agreed in principle to a revised agreement with C&H through the 2008 crop. HS&TC's operations include chartering its integrated tug and barge unit under short-term transportation arrangements. In recent years, these have included charters to North Korea and Indonesia. To the extent that HS&TC is not able to continue these charters in 2003, due to political unrest or trade restrictions, the net sales price to the Company may be lower.

         For 2002, the actual raw sugar prices averaged $21.57/cwt, compared with $21.12/cwt for 2001. The New York No. 14 Contract settlement price, which is the benchmark for most of the Company's raw sugar sales, averaged $20.85/cwt for 2002, and $21.09/cwt for 2001. As of December 31, 2002, the Company had forward priced approximately 33 percent of its expected 2003 sugar production at approximately $22.00/cwt.

         The collective bargaining agreement between the Company's Maui sugar plantation and the ILWU Local 142 expired at the end of January 2003. A tentative agreement has subsequently been reached, but has not yet been ratified.

         Coffee production of 2.8 million pounds for 2002 was approximately one million pounds lower than the 3.8 million pounds produced in 2001. During 2002, the Company recorded an expense of $250,000 to reduce the carrying cost of inventory to the amount it expects to realize when it is sold. Coffee prices continue to be affected adversely by world oversupply and near record lows.

         Operating profit for the food products segment also includes the Company's share of equity in earnings or losses in C&H, a sugar refinery to which HS&TC sells substantially all of its raw sugar and that is partially owned by the Company. During 2002, the Company recorded no equity in earnings or losses of C&H since C&H had estimated break-even operations. During 2001, the Company recorded $1.6 million for its share of C&H losses. The closure of a competing refinery in Sugarland Texas could have a stabilizing influence on C&H's business (see Notes 5 and 13 of Item 8).

         In 2001, the Company ceased the operations of, and abandoned, its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary of A&B (reported in 2001 discontinued operations). This is discussed further in Note 3 of Item 8 of the Company's Form 10-K for the year ended December 31, 2001.

         Other operating profit for 2001 included the revenue and gain from the sale of the Company's marketable equity securities. The sales are described in
Note 5 of Item 8.


2001 Compared with 2000

         Transportation - Ocean Transportation revenue of $682,272,000 was $32,391,000, or five percent, lower than the $714,663,000 reported for 2000. Operating profit of $60,704,000 was $33,321,000, or 35 percent, lower than the $94,025,000 reported during the prior year. The revenue and operating profit declines were directly attributable to cargo volumes and terminal productivity issues.

         For 2001 compared with 2000, Hawaii Service container volume was one percent lower, Hawaii Service automobile volume was seven percent lower and Guam Service container volume was five percent lower.

                                                2001            2000
                                                ----            ----
Hawaii Service container volume                149,600         151,500
Hawaii Service automobile volume               122,400         132,200
Guam Service container volume                   17,300          18,200

         The lower cargo and automobile volumes were primarily the result of the weakened Hawaii economy following the September 11, 2001 terrorist attacks on the United States of America. These attacks had a significant adverse effect on air travel. This reduced Hawaii tourism and, in turn, significantly reduced the fourth quarter carriage of commercial cargo and automobiles to Hawaii.

         In addition, transition problems related to a terminal improvement project at Matson's Honolulu terminal reduced productivity during the fourth quarter. Lower results from Matson's investments in a shipping operation in Puerto Rico and from a stevedoring joint venture also adversely affected the total-year results.

         A 3.5 percent increase in Hawaii Service rates announced in 2000 took effect in February 2001. Total fuel costs decreased by $7,609,000 in 2001 versus 2000, resulting in a decrease in the fuel surcharge from 4.25 percent to 3.25 percent.

         Transportation - Intermodal Services revenue was $121,960,000 in 2001 compared with $132,403,000 in 2000. Operating profit was $1,560,000 for 2001 compared with a loss of $293,000 for 2000. The decline in revenue in 2001 was due principally to the commerce related effects of the September 11 terrorist attacks.

         Property Development and Management - Leasing revenue, before subtracting amounts treated as discontinued operations, of $70,685,000 was 14 percent higher than 2000 revenue of $62,105,000. Operating profit, also before subtracting discontinued operations, of $34,139,000 was 13 percent higher than 2000 operating profit of $30,120,000. These increases were due primarily to additions to the leased property portfolio, higher occupancy levels in the Hawaii portfolio, and increased royalty revenue. Occupancy levels for the Mainland portfolio averaged 93 percent in 2001, versus 96 percent in 2000. The Company owned four million square feet of leasable improved property on the Mainland at year-end 2001, the same as at year-end 2000. Occupancy levels for the Hawaii properties averaged 90 percent in 2001, versus 86 percent in 2000. The Company owned 1.5 million square feet of leasable improved property in Hawaii at year-end 2001, compared with 1.2 million square feet at year-end 2000.

         Property Development and Management - Sales revenue, before subtracting amounts treated as discontinued operations, was $89,156,000 for 2001 compared with $46,322,000 of revenue a year earlier. Operating profit, also before subtracting discontinued operations, was $17,926,000 for 2001 compared with operating profit of $24,228,000 for 2000. Sales in 2001 included a 14-acre parcel at Maui Business Park to Wal-Mart, three commercial properties in Bainbridge, Washington, a four-acre parcel on Maui, 82 residential properties and a 68-acre parcel for highway widening on Maui. Sales in 2000 included a ground lease under a Costco store, a 13-acre parcel at Maui Business Park, 16 business parcels, and 28 residential properties.

         Discontinued Operations: Properties - As previously discussed, certain property sold during 2002 or intended to be sold within one year were reclassified to discontinued operations. The revenue, operating profit, and after-tax effects of these transactions for 2001 and 2000 were as follows (in thousands, except per share amounts):

                                          2001            2000
                                          ----            ----
Leasing Revenue                          $ 9,913         $ 10,010
Leasing Operating Profit                 $ 5,446         $  5,517
After-tax Earnings                       $ 3,431         $  3,476
Basic Earnings Per Share                 $  0.09         $   0.09

         Food Products revenue of $105,976,000 in 2001 compared with revenue of $107,510,000 in 2000. Operating profit of $5,660,000 in 2001 was 25 percent lower than the $7,522,000 earned in 2000. The benefits of higher domestic raw sugar and molasses prices throughout 2001, a one-time $5,000,000 distribution from HS&TC, and improved sales of natural sugars under the Maui Brand(R) label were more than offset by a write-off of power generation equipment that no longer was needed in the business, lower raw sugar production and power sales, and lower results from the Company's minority investment in C&H. The previously discussed impairment loss related to the Company's investment in C&H was not included in segment operating profit.

         HC&S produced 191,500 tons of raw sugar during 2001, compared with 210,300 tons a year earlier. This lower production was the result of harvesting nearly 13 percent fewer acres in 2001, compared with 2000, combined with extended drought conditions. Drought conditions on Maui lessened in late 2001 compared with 2000 and early 2001. Average raw sugar sales prices for 2001 were $21.12/cwt, compared with $19.10/cwt for 2000.

         As previously noted, in 2001, the Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc.

         Other operating profit of $127,635,000 for 2001 was due primarily to the sales of marketable equity securities during 2001. This is described more fully in Note 5 of the consolidated financial statements included in Item 8.

ECONOMIC OUTLOOK

         In early 2003, Hawaii's economy continued to grow modestly. That growth was drawing on a continuing recovery in the visitor industry as well as strength in construction and home sales.

         Projections for Hawaii's growth have to be viewed, however, in the context of a still-uncertain U.S. economy and weakness in Japan's economy. In addition, the situations with Iraq and North Korea present real risks to Hawaii's economy. These conflicts could have direct and immediate effects on Hawaii's tourism, but the ramifications are difficult to forecast. For example, although tourism declined sharply during the 1991 conflict with Iraq, it recovered relatively quickly.

         Nonetheless, the late-January release of the State of Hawaii's index of leading economic indicators was higher for the ninth consecutive month. Six of its ten measures were positive. This index is designed to signal changes in Hawaii's economic environment five to ten months in advance.

         The prominent visitor industry is enjoying an early surge in 2003, following positive performance in the important winter months. The 30th annual Honolulu Marathon, for example, held in December 2002, had 17,300 participants from Japan, up from 9,200 the prior year, an 88 percent rise. On a sustained basis, however, travelers from the "U.S. West" have been the key to the visitor industry's improvement.

         The sales of existing homes and condominium properties on Oahu and all of Hawaii's neighbor islands continue to be strong, with the number of transactions, median prices and the total dollar sales volume all rising. This demand, in turn, is being reflected in continuing strength in construction and private construction authorizations. Total third quarter private authorizations were up 18 percent from a year ago, with the residential portion up 35 percent.

         Barring disruptions from any of the external factors mentioned above, moderately positive trends, especially in the visitor industry and in real estate, may provide more favorable circumstances for A&B's businesses than has been the case since early 2001.


FINANCIAL CONDITION AND LIQUIDITY

         Debt and Liquid Resources: Liquid resources of the Company, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $504,494,000 at December 31, 2002, a decrease of $23,362,000 from December 31, 2001. This net decrease was due primarily to $34,000,000 in lower available balances on variable rate facilities (including both short- and long-term facilities) following the payment of federal income taxes related to the December 2001 bank stock sales and deposits into the CCF during 2002, and lower cash balances, partially offset by higher receivables of $25,000,000.

         Long-term debt increased $40,411,000 since the end of 2001, reflecting a combination of operating, working capital, and capital expenditure needs. A&B renewed, and extended for one year, its uncommitted $70 million credit line. Matson renewed, and extended for two years, its $50,000,000 and $40,000,000 revolving credit facilities. These latter two facilities also have one-year term options.

         Working Capital: Working capital was $82,584,000 at December 31, 2002, an increase of $58,139,000 from the balance at the end of 2001. The higher working capital was due primarily to the payment of federal income taxes in early 2002 (which were unusually high at December 31, 2001, due to the gain realized from the December 2001 sale of the Company's BancWest Corporation holdings), higher real estate inventory held for sale (due principally to classification of a commercial property as held for sale), higher trade receivables (due principally to increased intermodal and ocean freight revenue and to a real-estate note receivable reclassified from non-current to current), and a reduction in the current portion of long-term debt, partially offset by lower cash balances and the sale, in January 2002, of two vessels that had been included in current assets.

         At December 31, 2002, the Company had receivables totaling $155,544,000, compared with $130,491,000 a year earlier. These amounts were net of allowances for doubtful accounts of $10,988,000 and $7,252,000, respectively. The increase in receivables was mainly the result of higher cargo and intermodal business during the fourth quarter of 2002 and the reclassification of approximately $5 million of real estate receivable balances to current. The Company's management believes that the quality of these receivables is good and that its reserves are adequate.

         Capital Construction Fund: During 2002, the Company deposited $58,163,000 into the CCF and withdrew, for qualified purposes, approximately $4,500,000. The additional deposits reflect contributions from the sale of two vessels in early 2002 and amounts that may be used for the purchase of new vessels in 2003 and 2004.

         Property and Capital Additions: Property, at cost, before accumulated depreciation and amortization (see Note 6), declined by $52,615,000 since December 31, 2001. This reflects primarily the sales of $71,415,000 of commercial real estate, the write-off of fully depreciated capitalized software and hardware of approximately $33,600,000, the disposal of substantially depreciated straddle carriers, cranes, and other equipment totaling approximately $32,000,000, the reclassification to current assets of $15,600,000 for a commercial property expected to be sold within the next year, and the sales of approximately $5 million of other fixed assets. These reductions in property were partially offset by current year capital expenditures of approximately $44,613,000 and the purchases of new commercial real estate property of approximately $60,375,000, using the proceeds from real property sold on a tax-deferred basis. This latter item is described more fully under the caption "Tax-Deferred Real Estate Exchanges."

         Capital additions comprise capital expenditures for property and capital expenditures for real property, including the re-deployment of non-cash tax-deferred funds to purchase property that are noted under "Non-cash Activities" on the Statements of Cash Flows, but exclude capital expenditures for real-estate developments held for sale, since this latter item is treated as inventory on the Balance Sheets. Capital additions during 2002 were $104,988,000, compared with $141,440,000 in 2001. Ocean transportation capital additions in 2002 of $10,451,000 were primarily for terminal improvements and vessel modifications. Property development and management capital additions in 2002 of $83,656,000 included $60,375,000 for the re-deployment of tax-deferred sales proceeds into similar income producing assets and $23,281,000 for the development of real estate, for improvements to leased properties, and for the purchase of developed commercial property. Food products capital additions in 2002 of $9,943,000 were primarily for routine factory modifications and replacements.

         Cash Flows: Cash Flows from Operating Activities were $55,654,000 for 2002, compared with Cash Flows from Operating Activities of $150,968,000 for 2001. This decline of $95,314,000 was due principally to the timing of payments for income taxes that, in large part, resulted from the December 2001 sale of the Company's stock in BancWest Corporation, changes in accounts and notes receivable, and the timing of sales and expenditures for real estate development projects that are classified as a current asset as Real Estate Held for Sale.

INVESTMENTS, COMMITMENTS AND CONTINGENCIES

         Contractual Obligations and Commitments: At December 31, 2002 and 2001, the Company had the following contractual obligations (in thousands):

                                      2002          2001         Note
                                    --------      --------       ----
Long-term debt                      $247,789      $207,378         8
Operating lease obligations         $155,514      $146,521         9
Sand Island revenue bonds           $ 10,974      $ 10,431         9

         The payment schedules associated with the December 31, 2002 obligations are included in the referenced Notes 8 and 9 of the consolidated financial statements in Item 8

         Investments: The Company has the following principal joint ventures, each of which is accounted for following the equity method of accounting:

         Kukui'Ula Development Company: During 2002, the Company accelerated development plans for its Kukui'Ula project on the island of Kauai by entering into a joint venture with an affiliate of DMB Associates, Inc. It is anticipated that the Company will contribute to the venture, land, and existing improvements, totaling approximately $28 million. DMB will fund all future development costs, subject to an option available to the Company, which diminishes over time, to participate in a portion of that funding. The Kukui'Ula project comprises 1,045 acres on the southern coast of Kauai, adjacent to the Poipu resort. The project consists of 837 fully entitled acres planned for a resort, an 18-hole golf course, residential and commercial use, and parks and open space. The remaining 208 acres are partially entitled.

         Kai Lani and HoloHolo Ku: The Company has a minority interest in Kai Lani, a limited liability company that is building 116 townhouse condominium units at Ko' Olina, a resort community on the island of Oahu. It also has a minority interest in HoloHolo Ku, a limited liability company that is building 44 single-family condominium homes in Waimea on the island of Hawaii. The Company has notes receivable totaling $6.6 million from these two investments.

         SSA Terminals: Matson's ownership interest in SSA Terminals, LLC ("SSAT"), a West Coast stevedoring and terminal service provider, was reduced to 35 percent from 49.5 percent, because of an agreement to eliminate the majority owner's preferred cash return.

         Sea Star Line, LLC: The operating agreement for Sea Star Line, LLC ("Sea Star"), an ocean transportation venture carrying cargo between Florida and Puerto Rico, in which Matson is a minority owner, was revised when Matson chose not to participate with other owners in capital calls associated with acquisition of the assets of a bankrupt Puerto Rico competitor. As a result, Matson's ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent.

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

         Commitments: Other commitments and financing arrangements, other than operating lease commitments, in effect at the end of 2002 and 2001 included the following (in thousands):

                  Arrangement                                2002         2001
                  -----------                              --------     --------

Appropriations for capital expenditures            (a)     $103,600     $ 77,633
Vessel purchases                                   (b)     $220,000     $   --
Guarantee of Sea Star debt                         (c)     $ 29,700     $ 31,500
Guarantee of HS&TC debt                            (d)     $ 15,000     $ 15,000
Standby letters of credit                          (e)     $ 21,393     $ 26,019
Bonds                                              (f)     $ 13,987     $ 17,507
Benefit plan withdrawal obligations                (g)     $ 10,682     $  2,465

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of items (a) and
(b), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) At December 31, 2002, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $103,600,000. These expenditures are primarily for vessel maintenance, real estate developments held for investment purposes, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. For 2003, internal cash flows and existing credit lines are expected to be sufficient to finance working capital needs, dividends, capital expenditures, and debt service.

         (b) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc., to purchase two container ships. The total project cost for each ship is approximately $110 million. The cost is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations. The first ship is expected to be delivered in the third quarter of 2003 and the second ship is expected to be delivered in the second quarter of 2004. No significant payments are required until the acceptance and delivery of the ships. No obligation for these ships is recorded on the financial statements because conditions necessary to record either a liability or an asset have not yet been met.

         (c) Matson has guaranteed $29,700,000 of the debt of Sea Star and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be reduced, over time, following the change that reduced Matson's ownership interest in that venture which is described under the caption "Investments," and by scheduled repayments of the debt by Sea Star. Certain assets of Sea Star serve as collateral for these borrowings and would reduce Matson's guarantee obligations. The Company has not recorded any liability for its obligations under the guarantee because it believes that the likelihood of making any payments is not probable.

         (d) The Company guarantees up to $15,000,000 of HS&TC's $30,000,000 revolving credit line. That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15,000,000 of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15,000,000 or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2002, the amount drawn was $19,000,000. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

         (e) The Company has arranged for standby letters of credit totaling $21,393,000. This includes letters of credit, totaling approximately $15,100,000, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $4,340,000 for workers' compensation claims incurred by C&H employees, under a now-closed self-insurance plan, prior to December 24, 1998 (see Note 5). The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003. The remaining letters of credit are for insurance-related matters, construction performance guarantees, and other routine operating matters.

         (f) Of the $13,987,000 in bonds, $5,871,000 consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5,270,000 of customs bonds and $2,607,000 of non-real estate performance bonds.

         (g) Under special rules approved by the PBGC and adopted by the Pacific Coast longshore plan in 1984, the Company could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $10,682,000 as of December 31, 2002, based on estimates by plan actuaries. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. In addition, the Company has emergency response and crisis management programs. The Company has received a claim for reimbursement of environmental remediation costs associated with a sugar refinery site, sold in 1994, that previously was owned by California and Hawaiian Sugar Company. Additionally, the Company has self-reported to the State of Hawaii Department of Health, possible violations of state and federal air pollution control regulations at its Maui sugar mill. Although operating in accordance with the requirements of permits issued to the Company, the permits' operating conditions may not have reflected the federal standards fully. The Company believes that the resolution of the two matters noted above will not have a material effect on the Company's financial statements.

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

         Composition of Property Sales: The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

         Charter Agreement: Matson and American President Lines, Ltd. ("APL") are parties to an eight-year Successor Alliance Slot Hire and Time Charter Agreement dated January 28, 1998 ("Agreement"). This Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this Agreement, Matson time charters three C-9 class vessels to APL, and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This Agreement generates annual revenue of approximately $34.8 million for Matson.

         Tax-Deferred Real Estate Exchanges: During 2002, the Company recorded, on a tax-deferred basis, real-estate sales of $66,857,000 and equipment sales of $1,188,000. The real-estate sales comprised four commercial properties in California, Texas, and Colorado, and several Maui and Kauai parcels. The proceeds from these sales were immediately available for reinvestment in replacement property on a tax-deferred basis. The funds from these sales were held in escrow pending future use to purchase new real estate assets. These amounts are not included in "Cash Flows from Operating Activities" and "Capital Expenditures," but are reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows. During 2002, $60,375,000 of these escrowed funds were combined with $12,778,000 of general corporate funds to purchase replacement property comprising commercial properties in Hawaii, Nevada, and California and entitled land in central Oahu. At December 31, 2002, $7,669,000 of tax-deferred proceeds had not been reinvested, compared with $2,200,000 at the end of 2001.

         Pensions: As described in Note 10 in Item 8 of the Company's 2002 Form 10-K, the Company has defined benefit pension plans which cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans.

         Pension income (expense) related to these plans was as follows for the three years ended December 31, 2002 (in thousands):

                                           2002           2001           2000
                                           ----           ----           ----
Qualified plan income                    $  1,417       $ 12,689       $  9,489
Non-qualified plan expense               $ (2,744)      $ (3,114)      $ (2,961)

         The Company expects that the qualified plan expense for 2003 will be approximately $15 million and that the non-qualified expense will be approximately $3 million for 2003.

         The valuation assumptions used for the Company's pension plans for each of the three years were as follows:


                                                Pension Benefits
                                          ---------------------------
                                          2002       2001       2000
                                          ----       ----       ----
Discount rate                             6.50%      7.25%      7.75%
Expected return on plan assets            9.00%      9.00%      9.00%
Rate of compensation increase             4.25%      4.25%      4.25%

         The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One, three, and five-year pension returns were -16 percent, -9 percent, and 0 percent, respectively. Since 1989, the average return has been nine percent. These returns have approximated or exceeded benchmark returns used by the Company to evaluate performance of its fund managers. The mix of assets in the pension plan at the end of 2002 was 58 percent with domestic equity and high yield managers, 11 percent with international equity managers, 28 percent with fixed income and real-estate managers and three percent held in cash and other investments. The Company regularly reviews its asset allocation and rebalances the portfolio when it is appropriate to do so.

         The Company bases its determination of pension expense or income on Statement of Financial Accounting Standards No. 87, which reduces year-to-year volatility. Investment gains and losses are the difference between actual returns on plan assets and expected returns. The cumulative investment gains or losses are recognized over periods ranging from five to eighteen years. The Company uses shorter amortization periods for certain plans because the benefits offered under these plans are re-negotiated and updated more frequently than those under the other benefit plans.

         The discount rate used for benefit plan calculations is based on a review of analysis, compiled by the Company's actuary, of long-term bonds that receive one of the two highest ratings given by a recognized rating agency, with durations that approximate the benefit cash flows for the Company's employees and retirees.

         Lowering the expected long-term rate of return on the Company's qualified plan assets from 9 percent to 8.5 percent would have reduced pension income for 2002 by approximately $1.5 million. Lowering the discount rate assumption by one-half percent would have reduced pension income by approximately $1.8 million.

         The value of qualified plan assets at December 31, 2002 was $253.8 million, a decrease of 19 percent from assets totaling $314.6 million a year earlier, due to market changes and benefit payments. This reduction, combined with a lower discount rate, resulted in the plans being under funded by 12 percent at the end of 2002 compared with being over funded by 22 percent at the end of 2001. The Company does not expect that its qualified plans will require cash funding during 2003. However, cash contributions in the range of $3 to $6 million may be required annually for several years beginning in 2004, depending on the actual experience relative to assumptions used by the Company in making this estimate.

         The Company recorded an additional minimum pension liability of $44.9 million for the qualified plans and $4.4 million for its non-qualified benefit plans at December 31, 2002, as required by SFAS No. 87. The 2002 charge was related to four of its qualified pension plans and its four unfunded non-qualified supplemental pension plans, representing an excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was attributed primarily to lower pension assets combined with a reduction in the discount rate assumption. The components of the charge at December 31, 2002 were as follows:

Other Non-current Assets (unrecognized prior service cost)         $  8,232,000
Deferred Tax Asset                                                 $ 16,010,000
Accumulated Other Comprehensive Loss                               $ 25,041,000
Other Non-current Liabilities (additional minimum liability)       $(49,283,000)

         Dependence on Information Technology Systems: The Company is highly dependent on information technology systems to support its ability to conduct business. These dependencies primarily include accounting, billing, disbursement, cargo booking, vessel scheduling and stowage, banking, payroll and employee communication systems. All of these systems are vulnerable to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company has had no significant instances of interruption to these systems.

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

         Management Changes: The following management changes occurred during 2002 and January 2003:

         - W. Allen Doane was appointed Chairman of the Board of Directors of Matson effective July 1, 2002. Mr. Doane is also President and Chief Executive Officer of A&B and is a member of A&B's Board of Directors.

         - C. Bradley Mulholland, previously President and Chief Executive Officer of Matson, was appointed Vice Chairman of the Board of Directors of Matson effective July 1, 2002. Mr. Mulholland is also a member of A&B's Board of Directors.

         - James S. Andrasick was promoted to Executive Vice President of A&B effective April 25, 2002, and was appointed to additional duties as President and Chief Executive Officer of Matson, effective July 1, 2002. Mr. Andrasick is also Chief Financial Officer and Treasurer of A&B.

         - Paul E. Stevens, previously Senior Vice President (ocean services) of Matson, was promoted to Executive Vice President of Matson effective July 1, 2002.

         - Ronald J. Forest, previously President of Matson Intermodal System, Inc., assumed new responsibilities as Vice President - Operations of Matson effective July 1, 2002.

         - Robert C. Papworth was appointed President of Matson Intermodal System, Inc. effective November 11, 2002.

         - Lynn M. Swisher was appointed Vice President and Controller of A&B's Hawaiian Commercial & Sugar Company (a division of A&B) effective January 1, 2003. Ms. Swisher was previously A&B's Director of Internal Audit.

         - John E. Dennen was appointed Controller of Matson effective January 23, 2003, replacing Matthew J. Cox, who continued his responsibilities as Senior Vice President and Chief Financial Officer of Matson.

         - Grant Y. M. Chun was appointed as Vice President of A&B Properties, Inc. effective January 1, 2003.

         - Raymond L. Smith, previously Chief Operating Officer of Matson, left Matson effective July 1, 2002.

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

         A&B is exposed to changes in U.S. interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The nature and amount of A&B's long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions, and other factors. With the exception of the financing arrangement described under the caption "Interest Rate Hedging" in
Note 8 of Item 8, the Company does not use interest rate derivative instruments, such as interest rate swaps, currency swaps, futures, or options, to manage its exposure to interest rate risk or for speculative purposes, but may choose to use such instruments to manage interest rate risk in the future. A&B believes that, as of December 31, 2002, its exposure to market risk fluctuations for its financial instruments is not material.

         The following table summarizes A&B's debt obligations at December 31, 2002, presenting principal cash flows and related interest rates by the expected fiscal year of repayment. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2002. A&B estimates that the carrying value of its debt is not materially different from its fair value.

                                             Expected Fiscal Year of Repayment as of December 31, 2002
                            -----------------------------------------------------------------------------------
                               2003        2004         2005        2006        2007      Thereafter      Total
                            ---------   ----------   ---------   ----------  ---------    ----------      -----
                                                          (dollars in thousands)

Fixed rate                    $9,643      $12,500     $17,500      $17,500     $17,500    $  27,857      $102,500
Average interest rate          7.33%        7.38%       7.42%        7.44%       7.46%        7.51%            --
Variable rate                     --           --          --           --          --     $154,932      $154,932
Average interest rate             --           --          --           --          --        2.11%            --



         A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production, until June 2003, to Hawaiian Sugar & Transportation Cooperative ("HS&TC"), an unconsolidated sugar and marketing cooperative, in which A&B has an ownership interest. Under that contract, the price paid will fluctuate with the New York No. 14 Contract settlement price for domestic raw sugar, less a fixed discount. HS&TC has agreed in principle to a revised contract with C&H through the 2008 crop. A&B also has an agreement with C&H Sugar Company, Inc, the primary purchaser of sugar from HS&TC, which allows the A&B to forward price, with C&H, a portion of its raw sugar deliveries to HS&TC.

         A&B has no direct material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this affects tourism in Hawaii.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                             Page
                                                             ----
Management's Responsibility for Financial Reporting           35
Independent Auditors' Report                                  36
Consolidated Statements of Income                             37
Consolidated Statements of Cash Flows                         38
Consolidated Balance Sheets                                   39
Consolidated Statements of Shareholders' Equity               40
Notes to Consolidated Financial Statements                    41
   1. Summary of Significant Accounting Policies              41
   2. Changes in Accounting Methods                           46
   3. Discontinued Operations                                 47
   4. Impairment of Long-Lived Assets and Investments         47
   5. Investments                                             48
   6. Property                                                50
   7. Capital Construction Fund                               50
   8. Notes Payable and Long-term Debt                        51
   9. Leases                                                  52
  10. Employee Benefit Plans                                  54
  11. Income Taxes                                            57
  12. Stock Options                                           58
  13. Related Party Transactions, Commitments, Guarantees,
      and Contingencies                                       60
  14. Industry Segments                                       62
  15. Quarterly Information (Unaudited)                       64
  16. Parent Company Condensed Financial Information          66

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

         The Company maintains internal control systems, and related policies and procedures, designed to provide reasonable assurance that assets are safeguarded, that transactions are properly executed and recorded in accordance with management's authorization, and that underlying accounting records may be relied upon for the accurate preparation of the consolidated financial statements and other financial information. The design, monitoring, and revision of internal control systems involve, among other things, management's judgment with respect to the relative cost and expected benefits of specific control measures. The Company maintains an internal auditing function that evaluates and formally reports on the adequacy and effectiveness of internal controls, policies, and procedures.

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

         The Board of Directors, through its Audit Committee (composed of non-employee directors), oversees management's responsibilities in the preparation of the consolidated financial statements. The Audit Committee appoints the independent auditors, subject to shareholder ratification. The Audit Committee meets regularly with the external and internal auditors to evaluate the effectiveness of their work in discharging their respective responsibilities and to assure their independent and free access to the Committee.




/s/ W. Allen Doane
W. Allen Doane
President and Chief Executive Officer




/s/ James S. Andrasick
James S. Andrasick
Executive Vice President, Chief Financial Officer, & Treasurer

INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ALEXANDER & BALDWIN, INC.:

         We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 2 to the consolidated financial statements, the Company adopted a new accounting standard for reporting discontinued operations in 2001 and changed its method of accounting for vessel drydocking costs in 2000.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Honolulu, Hawaii
January 22, 2003



                            ALEXANDER & BALDWIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per-share amounts)

Year Ended December 31,                                                 2002                  2001                 2000
                                                                   --------------        -------------        ------------
Revenue:
    Ocean transportation                                            $     679,964        $     672,605        $    703,506
    Intermodal services                                                   195,114              121,960             132,403
    Property leasing                                                       66,369               60,334              51,700
    Property sales                                                         26,983               88,911              46,158
    Food products                                                         112,727              107,576             103,398
    Gain on sale of investments                                                --              125,478                  --
    Interest and dividends                                                  7,728               12,288              19,014
                                                                    -------------        -------------        ------------
        Total revenue                                                   1,088,885            1,189,152           1,056,179
                                                                    -------------        -------------        ------------
Costs and Expenses:
    Cost of transportation services                                       574,801              552,099             559,917
    Cost of intermodal services                                           174,964              112,088             123,680
    Cost of property sales and leasing services                            53,501               96,533              42,873
    Cost of agricultural goods and services                                98,886              100,318              99,989
    Selling, general and administrative                                   106,821               99,097              88,270
    Impairment loss on investment                                              --               28,600                  --
    Interest expense                                                       11,680               18,658              24,252
                                                                    -------------        -------------        ------------
        Total costs and expenses                                        1,020,653            1,007,393             938,981
                                                                    -------------        -------------        ------------
Income From Continuing Operations Before Income Taxes and
Cumulative Effect of Change in Accounting Method                           68,232              181,759             117,198
    Income taxes                                                           21,734               65,377              42,350
                                                                    -------------        -------------        ------------
Income From Continuing Operations Before Cumulative Effect of
Change In Accounting Method                                                46,498              116,382              74,848
    Income (loss) from discontinued operations, net of
        income taxes  (See Notes 2 and 3)                                  11,658               (5,754)              3,476
    Cumulative effect of change in accounting method,  net of
        income taxes (See Note 2)                                              --                   --              12,250
                                                                    -------------        -------------        ------------
Net Income                                                                 58,156              110,628              90,574
Other Comprehensive Income (Loss):
    Minimum pension liability adjustment (net of taxes of
        $16,010)                                                          (25,041)                  --                  --
   Change in valuation of derivatives (net of taxes of
        $1,088)                                                            (1,774)                  --                  --
    Unrealized holding gains (losses) and reclassification of
        realized gains on securities  (net of income taxes of
        $36,371, and $7,525)                                                   --              (61,937)             12,476
                                                                    -------------        -------------        ------------
Comprehensive Income                                                $      31,341        $      48,691        $    103,050
                                                                    =============        =============        ============

Basic Earnings per Share of Common Stock:
    From continuing operations before cumulative effect of
        change in accounting                                        $        1.13        $        2.87        $       1.83
    Discontinued operations                                                  0.29                (0.14)               0.09
    Accounting change                                                          --                   --                0.29
                                                                    -------------        -------------        ------------
    Net income                                                      $        1.42        $        2.73        $       2.21
                                                                    =============        =============        ============
Diluted Earnings per Share of Common Stock:
    From continuing operations before cumulative effect of
        change in accounting                                        $        1.13        $        2.86        $       1.83
    Discontinued operations                                                  0.28                (0.14)               0.08
    Accounting change                                                          --                   --                0.30
                                                                    -------------        -------------        ------------
    Net income                                                      $        1.41        $        2.72        $       2.21
                                                                    =============        =============        ============

Average Common Shares Outstanding                                          41,008               40,535              40,898


See notes to consolidated financial statements.




                            ALEXANDER & BALDWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

Year Ended December 31,                                              2002                2001                 2000
                                                                     ----                ----                 ----
Cash Flows from Operations:
    Net income                                                  $    58,156         $   110,628           $   90,574
    Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization                                70,717              75,433               72,304
        Deferred income taxes                                         9,856              (7,389)              17,358
        Gains on disposal of assets                                 (20,713)           (142,567)             (26,495)
        Equity in (income) loss of affiliates                         5,422              13,166               (6,859)
        Write-down of long-lived assets and  investments                 --              44,797                   --
        Change in accounting method                                      --                  --              (12,250)
    Changes in assets and liabilities:
        Accounts and notes receivable                               (23,379)              2,250               (4,161)
        Inventories                                                   1,330                 857               (1,219)
        Prepaid expenses and other assets                           (19,535)              7,823               (7,933)
        Pension and post-retirement assets and obligations           (1,516)            (21,149)             (26,169)
        Accounts and income taxes payable                           (24,787)             62,205                9,305
        Other liabilities                                            (4,319)             (2,766)              10,235
    Real Estate Developments Held for Sale:
        Real estate inventory sales                                  13,415              39,831                6,088
        Expenditures for new real estate inventory                   (8,993)            (32,151)             (16,500)
                                                                -----------         -----------           ----------
            Net cash provided by operations                          55,654             150,968              104,278
                                                                -----------         -----------           ----------
Cash Flows from Investing Activities:
    Capital expenditures for property and developments              (44,613)            (99,183)             (84,201)
    Receipts from disposal of income producing
        property, investments and other assets                       20,557             141,909                3,877
    Deposits into Capital Construction Fund                         (58,163)            (12,071)             (12,220)
    Withdrawals from Capital Construction Fund                        4,500               4,217                8,574
    (Increase) decrease in investments - net                         (6,050)             (1,700)                 894
                                                                -----------         -----------           ----------
            Net cash provided by (used in) investing                (83,769)             33,172              (83,076)
            activities                                          -----------         -----------           ----------

Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                         73,000               6,000               98,500
    Payments of long-term debt                                      (30,500)           (137,000)             (48,000)
    Proceeds (payments) from short-term
        borrowings - net                                            (12,400)             (3,100)              10,500
    Repurchases of capital stock                                         --              (2,270)             (48,260)
    Proceeds from issuance of capital stock                          16,171               4,558                2,961
    Dividends paid                                                  (36,889)            (36,488)             (36,785)
                                                                -----------        ------------           ----------
            Net cash provided by (used in) financing                  9,382            (168,300)             (21,084)
                                                                -----------         -----------           ----------
activities
Cash and Cash Equivalents:
    Net increase (decrease) for the year                            (18,733)             15,840                  118
    Balance, beginning of year                                       19,291               3,451                3,333
                                                                -----------         -----------           ----------
    Balance, end of year                                        $       558         $    19,291           $    3,451
                                                                ===========         ===========           ==========
Other Cash Flow Information:
    Interest paid, net of amounts capitalized                   $   (11,788)        $   (19,546)          $  (24,663)
    Income taxes paid, net of refunds                               (51,949)            (20,961)             (31,807)
Non-cash Activities:
    Tax-deferred property sales                                      68,045              29,963               35,569
    Tax-deferred property purchases                                 (60,375)            (42,257)             (22,703)


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per-share amount)

                                                                                                December 31
                                                                                  ---------------------------------------
                                                                                       2002                      2001
                                                                                  --------------           --------------
                                                           ASSETS
                                                           ------
Current Assets
    Cash and cash equivalents                                                     $          558           $       19,291
    Accounts and notes receivable, less allowances of $10,988 and $7,252                 155,544                  130,491
    Sugar and coffee inventories                                                           5,274                    4,875
    Materials and supplies inventories                                                     9,676                   11,405
    Real estate and other assets held for sale                                            33,417                   35,584
    Deferred income taxes                                                                 12,008                    9,324
    Prepaid expenses and other assets                                                     17,194                   13,044
    Accrued deposits to Capital Construction Fund                                             --                   (4,000)
                                                                                  --------------           --------------
            Total current assets                                                         233,671                  220,014
Investments                                                                               32,923                   33,021
Real Estate Developments                                                                  42,050                   47,840
Property - net                                                                           942,574                  977,048
Capital Construction Fund                                                                208,400                  158,737
Pension Assets                                                                            64,716                   63,300
Other Assets -  net                                                                       73,235                   44,459
                                                                                  --------------           --------------
            Total                                                                 $    1,597,569           $    1,544,419
                                                                                  ==============           ==============

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
                                        ------------------------------------
Current Liabilities
    Notes payable and current portion of long-term debt                           $        9,643           $       19,900
    Accounts payable                                                                      80,933                   78,911
    Payrolls and vacation due                                                             19,820                   17,058
    Uninsured claims                                                                      13,169                   13,017
    Income taxes payable                                                                   4,096                   42,899
    Post-retirement benefit obligations-- current portion                                  2,492                    2,317
    Accrued and other liabilities                                                         20,934                   21,467
                                                                                  --------------           --------------
            Total current liabilities                                                    151,087                  195,569
                                                                                  --------------           --------------
Long-term Liabilities
    Long-term debt                                                                       247,789                  207,378
    Deferred income taxes                                                                337,803                  338,709
    Post-retirement benefit obligations                                                   42,640                   42,915
    Additional minimum pension obligation                                                 49,283                    1,888
    Uninsured claims and other liabilities                                                45,319                   47,293
                                                                                  --------------           --------------
            Total long-term liabilities                                                  722,834                  638,183
                                                                                  --------------           --------------
Commitments and Contingencies
Shareholders' Equity
    Capital stock - common stock without par value; authorized, 150,000 shares
        ($.75 stated value per share); outstanding,
         41,268 shares in 2002 and 40,529 shares in 2001                                  33,846                   33,328
    Additional capital                                                                    84,756                   66,659
    Accumulated other comprehensive loss                                                 (26,815)                      --
    Retained earnings                                                                    643,645                  622,615
    Cost of treasury stock                                                               (11,784)                 (11,935)
                                                                                  --------------           --------------
            Total shareholders' equity                                                   723,648                  710,667
                                                                                  --------------           --------------
            Total                                                                 $    1,597,569           $    1,544,419
                                                                                  ==============           ==============


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2002
                    (In thousands, except per-share amounts)


                                                     Capital Stock                                 Accumulated
                                   -------------------------------------------------                  Other
                                          Issued                   In Treasury                        Compre-
                                   ----------------------     ----------------------                  hensive
                                                 Stated                                 Additional     Income      Retained
                                    Shares       Value         Shares         Cost        Capital      (Loss)      Earnings
                                    ------       -----         ------         ----        -------      ------      --------


Balance, December 31, 1999            46,579    $  34,933        4,053    $ (12,404)    $  53,124   $   49,461    $  545,849
Shares repurchased                    (2,378)      (1,783)           -            -             -            -       (46,477)
Stock options exercised                  126           94            -            -         3,378            -          (524)
Issued-- incentive plans                   4            4          (75)         226         1,505            -             -
Unrealized holding gain                    -            -            -            -             -       12,476             -
Net income                                 -            -            -            -             -            -        90,574
Cash dividends                             -            -            -            -                          -       (36,785)
                                      ------    ---------        -----    ---------     ---------   ----------    ----------
Balance, December 31, 2000            44,331       33,248        3,978      (12,178)       58,007       61,937       552,637

Shares repurchased                      (105)         (79)           -            -             -            -        (2,192)
Stock options exercised - net            207          155            -            -         6,908            -        (1,970)
Issued-- incentive plans                   4            4          (70)         243         1,744            -             -
Unrealized holding gain                    -            -            -            -             -       15,851
Reversal of holding gains1                 -            -            -            -             -      (77,788)            -
Net income                                 -            -            -            -             -            -       110,628
Cash dividends                             -            -            -            -             -            -       (36,488)
                                      ------    ---------        -----    ---------     ---------   ----------    ----------
Balance, December 31, 2001            44,437       33,328        3,908      (11,935)       66,659            -       622,615

Stock options exercised - net            686          514            -            -        16,835            -          (237)
Issued-- incentive plans                   4            4          (49)         151         1,262            -             -
Minimum Pension Liability                  -            -            -            -             -      (25,041)            -
Valuation of Derivative                    -            -            -            -             -       (1,774)            -
Net income                                 -            -            -            -             -            -        58,156
Cash dividends                             -            -            -            -             -            -       (36,889)
                                      ------    ---------        -----    ---------     ---------   ----------    ----------
Balance, December 31, 2002            45,127    $  33,846        3,859    $ (11,784)    $  84,756   $  (26,815)   $  643,645
                                      ======    =========        =====    =========     =========   ==========    ==========

1 See Note 5 for discussion of marketable equity securities sold during 2001.


See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned subsidiaries ("Company"), after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and joint ventures in which the Company does not have control are accounted for under the equity method. Generally, these are investments in businesses in which the Company's ownership is between 20 and 50 percent.

         Segment Information: The Company has three operating segments:
Transportation, Property Development and Management, and Food Products. The Transportation segment is comprised of ocean transportation and intermodal services components. The Property Development and Management segment is comprised of property leasing and property development and sales components. The Company reports segment information in the same way that management assesses segment performance. Additional information regarding these segments is found in
Note 14.

         Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments with an original maturity of three months or less and which have no significant risk of change in value.

         Allowances for Doubtful Accounts: The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to "Accounts and notes receivable," for 2002 were as follows.

          Balance at                     Write-offs      Balance at
          12/31/2001       Expense        and Other      12/31/2002
          ----------       -------        ---------      ----------

           $ 7,252         $  5,303       $  (1,567)     $   10,988

         Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market value.

         Property: Property is stated at cost. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Gains or losses from property disposals are included in the determination of net income. Costs of regularly scheduled drydocking of vessels and planned major vessel repairs performed during drydocking are capitalized and amortized over the periods benefited.

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

         Depreciation: Depreciation is computed using the straight-line method. Estimated useful lives of property are as follows:

              Classification                      Range of Life (in years)
              --------------                      ------------------------

          Buildings                                        10 to 40
          Vessels                                          10 to 40
          Marine containers                                 2 to 25
          Terminal facilities                               3 to 35
          Machinery and equipment                           3 to 35
          Utility systems and other                         5 to 50

         Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term and long-term borrowings approximate their carrying values.

         Fair Value of Real-Estate Assets: Real estate is carried at the lower of cost or fair value. Fair values generally are determined using the expected market value for the property, less sales costs. For residential units and lots held for sale, market value is determined by reference to the sales of similar property, market studies, tax assessments, and cash flows. For commercial property, market value is determined using recent comparable sales, tax assessments, and cash flows. A large portion of the Company's real estate is undeveloped land located in Hawaii on the Islands of Maui and Kauai. This land has a cost basis that averages approximately $150 per acre, a value much lower than fair value.

         Impairments of Long-lived Assets: Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if a write-down may be required. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value (see Note 4).

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

         Sugar and Coffee Revenue Recognition: Revenue from bulk raw sugar sales is recorded when delivered to the cooperative of Hawaiian producers, based on the estimated net return to producers in accordance with contractual agreements. Revenue from coffee is recorded when the title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

         Non-voyage Ocean Transportation Costs: Depreciation, charter hire, terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

         Agricultural Costs: Costs of growing and harvesting sugar cane are charged to the cost of production in the year incurred and to cost of sales as raw sugar is delivered to the cooperative of Hawaiian producers, as permitted by Statement of Position No. 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives." Costs of growing coffee are charged to inventory in the year incurred and to cost of sales as coffee is sold.

         Employee Benefit Plans: Certain ocean transportation subsidiaries are members of the Pacific Maritime Association ("PMA") and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel. The subsidiaries directly negotiate multi-employer pension plans covering other bargaining unit personnel. Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan. Several trusteed, noncontributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

         Accounting Method for Stock-based Compensation: As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

         Pro forma information regarding net income and earnings per share, using the fair value method and reported below, has been estimated using a Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. The following assumptions were used in determining the pro forma amounts:

                                               2002        2001        2000
                                               ----        ----        ----

Stock volatility                               23.4%       25.2%       25.0%
Expected term from grant date (in years)        5.5         6.2         6.7
Risk-free interest rate                         2.8%        4.5%        6.0%
Forfeiture discount                             2.9%        2.6%        0.3%
Dividend yield                                  3.4%        3.3%        3.4%

         Based upon the above assumptions, the computed annual weighted average fair values of employee stock options granted during 2002, 2001, and 2000 were $4.44, $6.22, and $5.54, respectively, per option.

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share in each of the three years ended December 31, 2002, would have been as follows (in thousands, except per share amounts):

                                                 2002              2001              2000
                                                 ----              ----              ----

Net Income:
  As reported                                 $   58,156        $  110,628        $   90,574
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects           (1,483)           (1,780)           (1,514)
                                              ----------        ---------         ----------
  Pro forma                                   $   56,673        $  108,848        $   89,060
                                              ==========        ==========        ==========

Net Income Per Share:
  Basic, as reported                          $     1.42        $     2.73        $     2.21
  Basic, pro forma                            $     1.38        $     2.69        $     2.18
  Diluted, as reported                        $     1.41        $     2.72        $     2.21
  Diluted, pro forma                          $     1.38        $     2.67        $     2.17


         The pro forma disclosures of net income and earnings per share are not likely to be representative of the pro forma effects on future net income or earnings per share, because the number of future shares which may be issued is not known, shares vest over several years, and assumptions used to determine the fair value can vary significantly. Additional information about stock-based compensation is included in Note 12.

         Income Taxes: Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

         Basic and Diluted Earnings per Share of Common Stock: Basic Earnings per Share is determined by dividing Net Income by the weighted-average common shares outstanding during the year. The calculation of Diluted Earnings per Share includes the dilutive effect of unexercised options to purchase the Company's stock.

         Derivatives: All derivatives are recognized in the consolidated balance sheets at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as either a fair value or a cash flow hedge. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a fair value hedge, are recorded in current period earnings along with the gain or loss on the hedged asset or liability. Changes in the fair value of a derivative that is highly effective as, and that is designated and qualifies as, a cash flow hedge, are recorded in Other Comprehensive Income (Loss) and are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of hedges is recognized in earnings in the current period.

         The Company's use of derivatives is generally limited to reducing its exposure to interest rate risk by utilizing interest rate agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading purposes. Hedge accounting requires a high correlation between changes in fair value of cash flows of the derivative instrument and the specific item being hedged, both at inception and throughout the life of the hedge. The Company discontinues hedge accounting prospectively when it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is discontinued as a hedge investment because it is unlikely that a forecasted transaction will occur.

         Comprehensive Income: Comprehensive Income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Prior to 2002, the only difference between Net Income and Comprehensive Income was the unrealized holding gains on securities available for sale (see Note 5). For 2002, Other Comprehensive Income (Loss) includes the minimum pension liability adjustments (see Note 10) and gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 8). Comprehensive Income is not used in the calculation of Earnings per Share.

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

         Use of Estimates: The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Future actual amounts could differ from those estimates. The more significant of these include
(1) assumptions underlying the calculation of pension, post-retirement, and non-qualified benefit obligations and costs, (2) assumptions underlying the carrying value of investments and long-lived assets, (3) the estimation of allowances for doubtful accounts, (4) the estimation of liabilities for self-insurance programs, (5) the calculation and classification of tax obligations and provisions prior to completion of tax returns and completion of taxing authority audits, (6) the application of cost accounting methods for sugar, molasses and coffee inventory and cost of sales, (7) depreciable lives and salvage values for fixed assets, (8) liabilities for environmental assessments and remedial efforts, (9) estimates of joint venture earnings or losses prior to the issuance of final annual joint venture financial statements,
(10) accruals for obligations incurred but not yet billed to the Company, and
(11) recoverability of claims from losses under insurance coverage.

         Impact of Newly Issued and Proposed Accounting Standards: SFAS No. 142, "Goodwill and Other Intangible Assets," became effective and was adopted by the Company on January 1, 2002. This statement addresses how intangible assets, including goodwill, should be accounted for in the consolidated financial statements. The adoption of the standard had no material effect on the Company's consolidated financial statements.

         SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective in January 2003. This statement addresses accounting and reporting for obligations and costs that will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings. The financial impacts of this standard, upon adoption in 2003, are not expected to be material to the Company's consolidated financial statements.

         The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," on January 1, 2001. This standard requires the classification of the sales of certain income-producing assets as discontinued operations, if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, also are treated as discontinued operations. Upon reclassification, depreciation of the assets is discontinued. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of the new standard for restructuring activities initiated after December 31, 2002. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. Accordingly, this standard may affect the timing of recognizing future restructuring costs, as well as the amounts recognized.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The Company is currently evaluating the provisions, which are effective in 2003, and does not currently believe that they will affect the consolidated financial statements materially.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an Amendment of FASB Statement No. 123." SFAS No. 148 permits companies that choose to apply the provisions of SFAS No. 123 to use several methods of transition to the accounting provisions of SFAS No. 123. Those transition methods include adopting the provisions only for new stock option grants, adopting the provisions for unvested options and for new stock option grants, and adopting SFAS No. 123 retroactive to the earliest period presented in the financial statements. SFAS No. 123 allows companies to treat the cost of stock options as expense during the periods in which the stock option awards vest. Information regarding the Company's stock options, including the disclosures required by SFAS No. 123 and SFAS No. 148, is contained in Notes 1 and 12.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The Company is currently assessing the impacts of the Interpretation, but currently does not believe it will have a material effect on the consolidated financial statements.

         Reclassifications: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

2.       CHANGES IN ACCOUNTING METHODS

         2001 - Adoption of new accounting standard for reporting discontinued operations: SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and became effective January 2002. However, as permitted by the standard, the Company adopted SFAS No. 144 effective January 1, 2001. This statement replaces previous accounting standards related to asset impairments and provides guidance concerning the recognition and measurement of impairment losses for certain types of long-term assets. The statement recommends the use of probability-weighted cash flow estimations, precludes accruing future operating losses prior to asset disposal, expands the scope of "discontinued operations" to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. The statement changes how the Company analyzes and accounts for asset impairments and discontinued operations, but upon adoption, it had no immediate financial impacts. The standard also requires the classification of the sales of certain income-producing assets as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land and residential houses generally are considered inventory and are not included in discontinued operations. During 2001, the Company recorded a loss from the abandonment of its panelboard manufacturing facility, which it classified as Discontinued Operations. During 2002, the Company designated certain real-estate assets as discontinued operations, due to its intention to sell the assets within 12 months. Discontinued operations are described in Note 3 to the consolidated financial statements.

         2000 - Change in Accounting Method for Vessel Drydocking Costs: The Company changed its method of accounting for vessel drydocking costs, as of January 1, 2000, from the accrual method to the deferral method. Drydocking costs had been accrued as a liability and an expense on an estimated basis, in advance of the next scheduled drydocking. Subsequent payments for drydocking were charged against the accrued liability. Under the deferral method, actual drydocking costs are capitalized when incurred and amortized over the period benefited; generally, this is the period between scheduled drydockings. This method eliminates the uncertainty of estimating these costs. This change was made to conform to prevailing industry accounting practices. The cumulative effect of this accounting change, as of January 1, 2000, is shown separately in the Consolidated Statements of Income and increased net income by $12,250,000 (net of income tax expense of $7,668,000), or $0.29 per basic share.

         2000 - Change in Accounting for Certain Revenues and Expenses: The Company changed its method of presentation for certain freight services that are performed by third parties and billed by the Company to its customers. The expenses and related revenue for these services previously were reported on a net basis and were not reflected on the Consolidated Statements of Income. Accordingly, operating revenue and expenses for 2000 was increased by $38,059,000.

         The Company also changed its method of presentation for common area maintenance ("CAM") costs. These costs, which are incurred by the Company but which are charged to tenants under various lease arrangements, previously were netted against Property Leasing Revenue. The Company now records CAM amounts in Costs of Leasing Services in the Consolidated Statements of Income. Accordingly, Property Leasing Revenue and Costs of Leasing Services for 2000 were increased by $11,246,000.

         These two changes were in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," which provides guidance about the classification, on a gross basis, of revenues and expenses. These changes had no effect on earnings or segment operating profit.

3.       DISCONTINUED OPERATIONS

         Real-estate: During the 2002, the sales of a shopping center and an industrial complex in California, a seven-building distribution complex in Texas, a shopping center in Colorado, four commercial properties on Maui and the planned sale, within the next 12 months of a Nevada commercial property, met the criteria for classification as discontinued operations. The revenue, operating profit, and after-tax effects of these transactions for the three years ended December 21, 2002 were as follows (in thousands, except per share amounts):

                                      2002              2001                 2000
                                   ----------        ----------           ---------
Sales Revenue                      $   65,434                --                  --
Leasing Revenue                    $    6,501        $    9,913           $  10,010
Sales Operating Profit             $   14,559                --                  --
Leasing Operating Profit           $    4,006        $    5,446           $   5,517
After-tax Earnings                 $   11,658        $    3,431           $   3,476
Basic Earnings Per Share           $     0.29        $     0.09           $    0.09


          The revenue and operating profit generated from these properties in prior years were reclassified from continuing operations to discontinued operations for consistency with the current treatment. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with
Section 1031 of the Internal Revenue Code.

         As permitted by SFAS No. 144, comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001 were not reported as discontinued operations. 2001 includes the sales of three properties in Washington State for an aggregate price of $15.6 million and a $2.1 million after-tax gain, all of which were initiated prior to the adoption of the new standard.

         Agribusiness: In 2001, the Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary ("DuraGreen"). This subsidiary constructed a production facility during 1999 and 2000 with an initial capital investment of approximately $12,500,000. DuraGreen produced a panelboard product using bagasse, a byproduct in the production of raw cane sugar, for use in various furniture and construction applications. After nearly a year of production issues, poor operating results and weaknesses in the panelboard market, management determined that the Company's investment in the business would not be recovered and profitability could not be achieved. The 2001 loss from Discontinued Operations includes operating losses and closure costs of $2,964,000 and an $11,387,000 write-down of the production assets to their estimated salvage value, net of a total income tax benefit of approximately $5,166,000. There were no operations in prior years. The Food Products Identifiable Assets in Note 14, included assets of $11,616,000 for DuraGreen as of December 31, 2000. This amount principally was machinery and equipment.

         Income Taxes: The income tax expense (benefit) relating to discontinued operations was $6,907,000 (including a deferred expense of $5,302,000) in 2002, $(3,151,000) in 2001, and $2,041,000 in 2000.

4.       IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

         No impairment losses were recorded in 2002 or 2000. During 2001, the Company recorded an impairment loss of $28,600,000 for its investments in C&H and wrote off $4,823,000 of power generation equipment that no longer was needed in the business.

         C&H: As described in Note 5, the Company holds common and preferred stock holdings in C&H Sugar Company, Inc. ("C&H"). As a result of operating losses and declining cash flows at C&H, combined with adverse market changes, the Company concluded that C&H's estimated future earnings and cash flows would not allow recovery of the carrying value of the Company's investments. This loss in value was considered an "other than temporary" impairment condition; accordingly, the carrying values of the investments were written down by $28,600,000 during the fourth quarter of 2001. The loss includes a write-down of the common stock and junior preferred stock values to zero, and a write-down of the senior preferred stock to approximately $11,500,000. The amount of the write-down was based on the valuation of the common, and junior and senior preferred stocks, as conducted by an independent valuation firm. Accepted valuation practices were utilized in determining these investments' fair values, including the market and income approaches, discounted cash flow method, and market yield analysis. The valuation considered the Company's minority position, the illiquidity of these types of investments in the public market, the ability of future cash flows to fund future debt and preferred obligations, and sugar industry conditions. The Company has no current plans to divest or sell its investments in C&H.

         Power Equipment: The Company wrote off $4,823,000 for power generation equipment that is being removed from service. This equipment no longer was needed in the Company's cane sugar refining operations on Maui, due to changes in factory and power generation processes.

5.       INVESTMENTS

         At December 31, 2002 and 2001, investments consisted principally of equity in affiliated companies, limited liability companies, and limited partnership interests. These investments are summarized, by business segment, as follows (in thousands):

                                                       2002              2001
                                                    ----------        ----------
Equity in Affiliated Companies:

    Transportation                                  $   18,766        $   17,887
    Food Products                                       11,504            11,504
      Real Estate and Other                              2,653             3,630
                                                    ----------        ----------
Total Investments                                   $   32,923        $   33,021
                                                    ==========        ==========

         The Company's equity in income (loss) of unconsolidated affiliates for the three years ended December 31, 2002, included in operating expenses and operating profit, was as follows:


                                                   2002                  2001               2000
                                                   ----                  ----               ----
Equity in Earnings (Losses) of
Unconsolidated Affiliates:
    Transportation                               $  (5,422)           $  (7,392)          $   3,626
    Food Products                                       --               (1,600)             (1,169)
    Real Estate and Other                              268                   --                  --
                                                 ---------            ---------           ---------
Total                                            $  (5,154)           $  (8,992)          $   2,457
                                                 =========            =========           =========

         Transportation: Matson, a wholly owned subsidiary of the Company, has a minority interest investment in a limited liability company ("LLC") with Saltchuk Resources, Inc. and International Shipping Agency, Inc., named Sea Star Line, LLC, ("Sea Star"), which operates an ocean transportation service between Florida and Puerto Rico. The operating agreement for Sea Star was revised during 2002 when Matson chose not to participate with the other owners in capital calls associated with the acquisition of the assets of a bankrupt competitor. As a result, Matson's ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent during 2002. Matson has guaranteed obligations of $29,700,000 of this unconsolidated affiliate. Through 2001, Matson chartered two vessels to Sea Star. In January 2002, these two vessels were sold to Sea Star for an aggregate sales price of $17,000,000, which was the approximate carrying value of the vessels when they were sold. This amount is included in "Real estate and other assets held for sale" on the Consolidated Balance Sheet at December 31, 2001. This investment represents a minority interest and is accounted for under the equity method of accounting.

         Matson is part owner of an LLC with Stevedoring Services of America, named SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at six terminals in three West Coast ports to the Company and other shipping lines. Matson's ownership interest in SSAT was reduced from 49.5 percent to 35 percent during 2002 because of an agreement to eliminate the majority owner's preferred cash return. This investment represents a minority interest and is accounted for under the equity method of accounting. The "Cost of transportation services" included approximately $95,710,000, $89,551,000 and $99,151,000 for 2002, 2001 and 2000, respectively, paid to this unconsolidated affiliate for terminal services.

         Food Products: The Company owns an equity interest in C&H, comprising approximately 36 percent of the common stock, 40 percent of the junior preferred stock and all of the senior preferred stock of C&H. Dividends on the senior and junior preferred stocks are cumulative. Through December 2003, dividends on the senior preferred stock may be paid either in cash or by issuance of additional shares of senior preferred stock. C&H must redeem from the Company, at one thousand dollars per share, the outstanding senior preferred stock in December 2009 and the outstanding junior preferred stock in December 2010. The Company accounts for its investment in C&H under the equity method. For 2002, the Company recorded no equity in earnings or losses of C&H, since C&H had estimated break-even operations. Because the Company believes there is significant uncertainty regarding realization of the cumulative dividend amounts, it has established a valuation reserve approximately equal to the cumulative dividend amounts. Additionally, as described in Note 4, the Company recorded, in 2001, an impairment loss related to this investment that resulted from an "other than temporary" decline in value. As described in Note 13, the Company has an obligation to provide a security deposit for self-insurance workers' compensation claims incurred by C&H employees prior to December 24, 1998. This security deposit requirement, which is in the form of a letter of credit for $4,340,000, expires in December 2003.

         Other: The investments in real estate LLC's and limited partnerships are recorded at the lower of cost or fair value. The values of these investments are assessed annually.

         Marketable Equity Securities: In May 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") which it did not already own for $35 per share. This offer was 40 percent higher than the market price of BancWest's stock at the time of the offer. When the offer was made, the Company owned 3,385,788 shares of BancWest. The transaction closed during the fourth quarter of 2001. As a result of the sale, the Company received cash of $118,503,000, recorded a pre-tax gain of $110,338,000, and recognized an after-tax gain of approximately $68,410,000 ($1.69 per basic share).

         During 2001, the Company also divested its holdings in Bank of Hawaii Corporation (previously known as Pacific Century Financial Corporation). This was completed through the donation of 360,000 shares to the Company's charitable foundation and the sales of 749,000 shares of the stock. The fair value of the donated stock was approximately $7,500,000 and the historical cost basis was approximately $500,000. The net expense related to this contribution was $500,000 and is included in "Selling, general and administrative expenses" in the 2001 consolidated financial statements. The Company received $16,219,000 for the sales of the shares, recognized a pre-tax gain of $15,140,000, and recorded an after-tax gain of $9,378,000 ($0.23 per basic share).

         Net unrealized holding gains, net of tax, for 2001 and 2000 were $15,851,000 and $12,476,000, respectively. Cumulative holding gains, net of tax, of $77,788,000 were reversed and charged to Other Comprehensive Income during 2001, due to the sales of the securities.

         See Note 7 for a discussion of fair values of investments in the Capital Construction Fund.

6.       PROPERTY

         Property on the Consolidated Balance Sheets includes the following (in thousands):

                                                           2002                      2001
                                                       ------------              -----------

Vessels                                                $    698,992              $   694,618
Machinery and equipment                                     481,048                  545,298
Buildings                                                   313,044                  317,068
Land                                                        113,474                  104,135
Water, power and sewer systems                               92,680                   87,915
Other property improvements                                  64,826                   67,645
                                                       ------------              -----------
        Total                                             1,764,064                1,816,679
Less accumulated depreciation and amortization              821,490                  839,631
                                                       ------------              -----------
        Property - net                                 $    942,574              $   977,048
                                                       ============              ===========

7.       CAPITAL CONSTRUCTION FUND

         Matson is party to an agreement with the United States government that established a Capital Construction Fund ("CCF") under provisions of the Merchant Marine Act, 1936, as amended. The agreement has program objectives for the acquisition, construction, or reconstruction of vessels and for repayment of existing vessel indebtedness. Deposits to the CCF are limited by certain applicable earnings. Such deposits are federal income tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

         Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2002, the oldest CCF deposits date from 1994. Management believes that all amounts on deposit in the CCF at the end of 2002 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

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

         At December 31, 2002 and 2001, the balances on deposit in the CCF are summarized as follows (in thousands):

                                                   2002                                       2001
                                  --------------------------------------     ---------------------------------------
                                  Amortized        Fair       Unrealized      Amortized       Fair        Unrealized
                                    Cost          Value          Gain          Cost           Value          Gain
                                    ----          -----          ----          ----           -----          ----
Mortgage-backed securities        $   17,581     $   18,504    $     923     $   26,180     $   26,983     $     803
Cash and cash equivalents            190,819        191,081          262        128,557        129,161           604
Accrued deposits                          --             --           --          4,000          4,000            --
                                  ----------     ----------    ---------     ----------     ----------     ---------
Total                             $  208,400     $  209,585    $   1,185     $  158,737     $  160,144     $   1,407
                                  ==========     ==========    =========     ==========     ==========     =========

         Fair value of the mortgage-backed securities was determined by an outside investment management company, based on experience trading identical or substantially similar securities. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $2,009,000 in 2002, $2,476,000 in 2001, and $2,654,000 in 2000 on its investments in mortgage-backed securities. The fair values of other CCF investments are based on quoted market prices. These other investments mature no later than December 13, 2004. One security classified as "held-to-maturity" was sold during 2002 for a loss of $375,000, and in 2001, one security was sold for a loss of $42,800. The securities no longer met authorized credit requirements.

8.       NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2002 and 2001, long-term debt consisted of the following (in thousands):

                                                             2002         2001
                                                             ----         ----
Commercial paper, 2002 high 2.15%, low 1.25%               $ 99,932     $ 99,878
Bank variable rate loans, due after 2002,
    2002 high 4.69%, low 1.88%                               55,000       17,400
Term loans:
    7.36%, payable through 2007                              37,500       45,000
    7.42%, payable through 2010                              20,000       20,000
    7.43%, payable through 2007                              15,000       15,000
    7.57%, payable through 2009                              15,000       15,000
    7.55%, payable through 2009                              15,000       15,000
                                                           --------     --------
Total                                                       257,432      227,278
Less current portion                                          9,643       19,900
                                                           --------     --------
Long-term debt                                             $247,789     $207,378
                                                           ========     ========

         Commercial Paper: At December 31, 2002, $99,932,000 of commercial paper notes was outstanding under a commercial paper program used by a subsidiary to finance the construction of a vessel. Maturities ranged from nine to 30 days. The borrowings outstanding under this program are classified as long-term because the subsidiary intends to continue the program and, eventually, to repay the borrowings with qualified withdrawals from the Capital Construction Fund. The commercial paper program is rated A-1, P-1, F-1 as of year-end.

         Variable Rate Loans: The Company has a revolving credit and term loan agreement with six commercial banks, whereby it may borrow up to $185,000,000 under revolving loans through November 2004, at market rates of interest. Any revolving loan outstanding on that date may be converted into a term loan, which would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2002, $22,500,000 was outstanding under this agreement and was classified as long-term. No amount was drawn on this facility at December 31, 2001.

         The Company has an uncommitted $70,000,000 short-term revolving credit agreement with a commercial bank. The agreement extends through November 2003, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $185,000,000 multi-bank facility, in which it is a participant, and by letters of credit issued under the $70,000,000 uncommitted facility. At December 31, 2002 and 2001, $3,000,000 and $5,000,000, respectively, were outstanding under this agreement. Under the borrowing formula for this facility, the Company could have borrowed an additional $59,577,000 at December 31, 2002. For sensitivity purposes, if the $185,000,000 facility had been drawn fully, the amount that could have been drawn under the borrowing formula would have been $20,050,000.

         Matson has two revolving credit agreements totaling $90,000,000 with commercial banks. The first facility is a $50,000,000 two-year revolving credit agreement that expires in December 2004. At December 31, 2002 and 2001, no amounts were drawn on this facility. The second facility is a two-year $40,000,000 revolving credit agreement that expires in July 2004. At December 31, 2002 and 2001, $29,500,000 and $12,400,000, respectively, were drawn on this facility. Both of these facilities have one-year term options.

         Matson also has a $25,000,000 one-year revolving credit agreement with a commercial bank, expiring in November 2003, which serves as a commercial paper liquidity back-up line. At December 31, 2002 and 2001, no amounts were outstanding under this agreement.

         Other Debt Agreements: The Company has a private shelf agreement for $50,000,000, which expires in April 2004. Matson also has a $50,000,000 private shelf offering which expires in June 2004. No amounts were drawn on either facility at year-end.

         Long-term Debt Maturities: At December 31, 2002, maturities and planned prepayments of all long-term debt during the next five years are $9,643,000 for 2003, $12,500,000 for 2004, $17,500,000 for 2005, $17,500,000 for 2006, and
$17,500,000 for 2007. These repayment amounts do not include repayments of amounts drawn on variable rate facilities, because the Company currently has the ability and intent to refinance these facilities.

         Interest Rate Hedging: The Company enters into interest rate lock agreements to minimize exposure to interest rate risk associated with future debt issuances for new vessel financing. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and the date when the agreement is settled.

         To hedge the interest rate risk associated with obtaining financing for the two new undelivered vessels discussed in Note 13, the Company entered into two such interest rate lock agreements with notional amounts of $55 million each with a bank in November 2002. The locks settle in 2003 and 2004, corresponding to the planned issuance of the associated debt. Interest rate lock agreements are reflected at fair value in the Company's consolidated financial statements and the related gains and losses on these agreements are deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss. Upon issuance of the debt, the deferred gain or loss will be amortized as an adjustment to interest expense over the same period that the related interest costs on the new debt are recognized in income.

         At 2002 year end, the fair values of the lock agreement settling in 2003, of $1,416,000, and the lock agreement settling in 2004, of $1,446,000, have been recorded in current accrued liabilities and other long-term liabilities, respectively. Fair value is determined as the amount the interest rate locks can be settled for with a third party. The $1,774,000 cumulative unrealized loss, net of taxes of $1,088,000, is included in Accumulated Other Comprehensive Loss at December 31, 2002.

9.       LEASES

         The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire between 2004 and 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases.

         Rental expense under operating leases totaled $21,627,000, $19,748,000, and $19,741,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

         Future minimum payments under operating leases as of December 31, 2002 were as follows (in thousands):

                                                                   Operating
                                                                    Leases
                                                                    ------
                   2003                                           $    12,951
                   2004                                                12,895
                   2005                                                 9,872
                   2006                                                 8,817
                   2007                                                 8,805
                   Thereafter                                         102,174
                                                                  -----------
                   Total minimum lease payments                   $   155,514
                                                                  ===========

         The Company is obligated to pay terminal facility rent equal to the principal and interest on Special Facility Revenue Bonds issued by the Department of Transportation of the State of Hawaii. Interest on the bonds is payable semi-annually and principal of $16,500,000 is due in 2013. An accrued liability of $10,974,000 and $10,431,000 at December 31, 2002 and 2001,
respectively, included in other long-term liabilities, provides for a pro-rata portion of the principal due on these bonds.

         The Company as Lessor: The Company leases land, buildings, land improvements, and five vessels under operating leases. Two of the vessels were chartered to an unconsolidated affiliate and were sold to that affiliate in January 2002 (see Note 5). The historical cost of and accumulated depreciation on leased property at December 31, 2002 and 2001 were as follows (in thousands):

                                                           2002           2001
                                                           ----           ----


Leased property                                          $616,017       $653,200
Less accumulated amortization                             116,303        173,269
                                                         --------       --------
Property under operating leases--net                     $499,714       $479,931
                                                         ========       ========

         Total rental income under these operating leases for the three years ended December 31, 2002 was as follows (in thousands):

                                                    2002       2001       2000
                                                    ----       ----       ----


Minimum rentals                                   $104,546   $105,251   $ 98,607
Contingent rentals (based on sales volume)           2,267      2,481      1,917
                                                  --------   --------   --------
Total                                             $106,813   $107,732   $100,524
                                                  ========   ========   ========

         Future minimum rental income on non-cancelable leases at December 31, 2002 was as follows (in thousands):

                                                            Operating
                                                             Leases
                                                             ------

                                   2003                    $    98,666
                                   2004                         89,982
                                   2005                         84,298
                                   2006                         34,661
                                   2007                         25,242
                                   Thereafter                  177,498
                                                           -----------
                                   Total                   $   510,347
                                                           ===========

10.      EMPLOYEE BENEFIT PLANS

         The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

         The status of the funded defined benefit pension plans and the unfunded accumulated post-retirement benefit plans, at December 31, 2002, 2001, and 2000, is shown in Table 1. The net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2002, 2001, and 2000, is summarized in Table 2.

         The assumptions used to determine the benefit information were as follows:

                                            Pension Benefits            Other Post-retirement Benefits
                                       -------------------------        ------------------------------
                                       2002       2001      2000           2002      2001       2000
                                       ----       ----      ----           ----      ----       ----

Discount rate                          6.50%      7.25%     7.75%          6.50%     7.25%      7.75%
Expected return on plan assets         9.00%      9.00%     9.00%             --        --         --
Rate of compensation increase          4.25%      4.25%     4.25%          4.25%     4.25%      4.25%

          For the post-retirement benefit measurement purposes, a ten percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease by one percent per year through 2005 and then remain at five percent thereafter. For 2000 measurement purposes, a ten percent annual rate of increase was assumed through 2001, after which a constant 5 percent rate was assumed. Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years. Although current health costs in many geographic areas are increasing, the Company believes that these assumptions are reasonable because there are caps on certain of its benefit plans, it uses lower cost health care plans where possible, certain groups of employees pay a portion of the benefit costs, certain insurance plans offered to employees are self-insured, wellness programs are used by certain groups of employees, and the Company is implementing measures to mitigate future increases in benefit costs.

          If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2002, 2001, and 2000, and the net periodic post-retirement benefit cost for 2002, 2001 and 2000, would have increased or decreased as follows (in thousands):

                                                             Other Post-retirement Benefits
                                                                  One Percentage Point
                                    ---------------------------------------------------------------------------------
                                                  Increase                                    Decrease
                                    ------------------------------------        -------------------------------------
                                      2002          2001         2000             2002          2001          2000
                                      ----          ----         ----             ----          ----          ----

Effect on total of service and
    interest cost components        $     336    $     296     $     196        $    (275)   $    (244)     $    (226)
Effect on post-retirement
    benefit obligation              $   4,361    $   3,856     $   1,664        $  (3,616)   $  (3,199)     $  (2,278)

         The assets of the defined benefit pension plans consist principally of listed stocks and bonds. Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay.

         The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds, so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation, included with other non-current liabilities, relating to these unfunded plans, totaled $15,807,000 and $13,807,000 at December 31, 2002 and 2001, respectively. These amounts include the additional minimum pension liability described below. The expense associated with the non-qualified plans was $2,744,000, $3,114,000, and $2,961,000 for 2002, 2001
and 2000, respectively.

         The Company recorded a minimum pension liability of $44,906,000 for the qualified plans and $4,377,000 for its non-qualified benefit plans at December 31, 2002, as required by SFAS No. 87. The 2002 charge was related to three of its defined benefit pension plans and its four unfunded non-qualified supplemental pension plans, representing an excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was attributed primarily to lower pension assets combined with a reduction in the discount rate assumption. The components of the charge at December 31, 2002 were as follows:

Other Non-current Asset (unrecognized prior service cost)          $  8,232,000
Deferred Tax Asset                                                 $ 16,010,000
Accumulated Other Comprehensive Loss                               $ 25,041,000
Other Non-current Liabilities (additional minimum liability)       $(49,283,000)

         Total contributions to the multi-employer pension plans covering personnel in shoreside and seagoing bargaining units were $3,702,000 in 2002, $4,028,000 in 2001, and $3,027,000 in 2000. Union collective bargaining agreements provide that total employer contributions during the terms of the agreements must be sufficient to meet the normal costs and amortization payments required to be funded during those periods. Contributions are generally based on union labor paid or cargo volume. A portion of such contributions is for unfunded accrued actuarial liabilities of the plans being funded over periods of 25 to 40 years, which began between 1967 and 1976.

         The multi-employer plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guarantee Corporation ("PBGC"). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan's unfunded vested benefits.

         Under special rules approved by the PBGC and adopted by the Pacific Coast longshore plan in 1984, the Company could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $10,682,000, based on estimates by plan actuaries. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.



Table 1 (in thousands)
                                                   Pension Benefits                   Other Post-retirement Benefits
                                    ------------------------------------------     --------------------------------------
                                        2002             2001          2000            2002          2001          2000
                                        ----             ----          ----            ----          ----          ----


Change in Benefit Obligation
Benefit obligation at
  beginning of year                 $    256,927    $    235,000   $   218,189     $   41,072    $   37,910    $   47,836
Service cost                               5,305           4,844         4,877            525           443           504
Interest cost                             18,066          17,549        16,882          2,841         2,720         2,939
Plan participants'
  contributions                               --              --            --          1,358         1,137         1,165
Actuarial (gain) loss                     23,601          13,130        (2,016)         5,283         2,314        (2,652)
Benefits paid                            (14,663)        (14,094)      (13,146)        (3,851)       (3,452)       (3,635)
Amendments                                    --             498         1,137             --            --            --
Settlements                                   --              --         8,602             --            --        (8,247)
Special or contractual
  termination benefits                        --              --           475             --            --            --
                                    ------------    ------------   -----------     ----------    ----------    ----------
Benefit obligation at
  end of year                            289,236         256,927       235,000         47,228        41,072        37,910
                                    ------------    ------------   -----------     ----------    ----------    ----------
Change in Plan Assets
Fair value of plan assets at
  beginning of year                      314,593         364,299       381,090             --            --            --
Actual return on plan assets             (46,156)        (35,747)       (3,645)            --            --            --
Employer contribution                         --             135            --             --            --            --
Benefits paid                            (14,663)        (14,094)      (13,146)            --            --            --
                                    ------------    ------------   -----------     ----------    ----------    ----------
Fair value of plan assets
  at end of year                         253,774         314,593       364,299             --            --            --
                                    ------------    ------------   -----------     ----------    ----------    ----------
Accrued Asset (Obligation)
Plan assets greater than
  benefit obligation                     (35,462)         57,666       129,299        (47,228)      (41,072)      (37,910)
Unrecognized net actuarial
  (gain) loss                             92,045          (4,963)      (91,307)         2,005        (4,232)       (9,134)
Unrecognized transition asset                 --              --           (63)            --            --            --
Unrecognized prior
  service cost                             8,133          10,597        12,547             91            72            79
                                    ------------    ------------   -----------     ----------    ----------    ----------
Accrued asset (obligation)          $     64,716    $     63,300   $    50,476     $  (45,132)   $  (45,232)   $  (46,965)
                                    ============    ============   ===========     ==========    ==========    ==========




Table 2 (in thousands)
                                                 Benefits Pension                       Other Post-retirement Benefits
                                     -----------------------------------------     ---------------------------------------

                                        2002           2001            2000           2002          2001           2000
                                        ----           ----            ----           ----          ----           ----



Components of Net Periodic
Benefit Cost/(Income)Service cost    $     5,305    $     4,844    $     4,877     $      525   $      443      $      504
Interest cost                             18,066         17,549         16,882          2,841        2,720           2,939
Expected return on plan
  assets                                 (27,601)       (32,107)       (33,651)            --           --              --
Recognition of net gain                      349         (5,360)        (9,083)          (974)      (2,522)         (2,872)
Amortization of prior
  service cost                             2,464          2,448          2,528              7            7               7
Amortization of unrecognized
  transition asset                            --            (63)          (119)            --           --              --
Recognition of settlement
  (gain)/loss                                 --             --          8,602             --           --         (14,800)
                                     -----------    -----------    -----------     ----------   ----------      ----------
Net periodic benefit
  cost/(income)                      $    (1,417)   $   (12,689)   $    (9,964)    $    2,399   $      648      $  (14,222)
                                     ===========    ===========    ===========     ==========   ==========      ==========
Cost of termination benefits
  recognized                         $        --    $        --    $       475     $       --   $       --      $       --
                                     ===========    ===========    ===========     ==========   ==========      ==========

11.      INCOME TAXES

         The income tax expense on income from continuing operations for the three years ended December 31, 2002 consisted of the following (in thousands):

                                                           2002              2001              2000
                                                           ----              ----              ----
      Current:
          Federal                                       $   14,795         $    63,975     $    24,255
          State                                             (2,917)              8,791             737
                                                        ----------         -----------     -----------
      Current                                               11,878              72,766          24,992
      Deferred                                               9,856              (7,389)         17,358
                                                        ----------         -----------     -----------
      Income tax expense                                $   21,734         $    65,377     $    42,350
                                                        ==========         ===========     ===========

         Income tax expense for the three years ended December 31, 2002 differs from amounts computed by applying the statutory federal rate to pre-tax income, for the following reasons (in thousands):

                                                            2002              2001              2000
                                                            ----              ----              ----
      Computed federal income tax expense                 $   23,882       $   63,616        $   41,019
      State income taxes                                      (1,900)           5,176             2,858
      Dividend exclusion                                        (110)            (867)             (954)
      Prior years' tax settlement                             (1,300)              --                --
      Low income housing credits                                 (27)            (859)           (1,124)
      Fair market value over cost of donations                    --           (1,481)               --
      Other--net                                               1,189             (208)              551
                                                          ----------       ----------        ----------
      Income tax expense                                  $   21,734       $   65,377        $   42,350
                                                          ==========       ==========        ==========

         State taxes include credits for low-income housing, capital goods excise tax, residential construction and research activities, net of related federal taxes.

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2002 and 2001 were as follows (in thousands):

                                                          2002           2001
                                                          ----           ----

Property basis and depreciation                         $ 164,575     $ 172,838
Tax-deferred gains on real estate transactions            112,564       106,993
Capital Construction Fund                                  76,222        61,998
Benefit plans                                             (13,345)          564
Insurance reserves                                         (7,971)       (9,301)
Other--net                                                 (6,250)       (3,707)
                                                        ---------     ---------
Total                                                   $ 325,795     $ 329,385
                                                        =========     =========

         In 2002, the Internal Revenue Service completed its audit of the Company's 1998 and 1999 tax returns and the State of California completed its audit of the Company's 1996-1999 California income tax returns. This resulted in a one-time reduction of income tax expense of $1,300,000, due to the reversal of previously accrued income tax liabilities. The Company's 2002 effective tax rate on continuing operations would have been 33.8 percent, excluding this item.

         For 2002, the Company will receive approximately $400,000 of Hawaii tax credits, net of federal tax, from an investment it made in a qualified high-tech business, which is reflected as a reduction in Income Taxes Payable.

         In 2002 and 2001, income tax benefits attributable to employee stock option transactions of $950,000 and $500,000, respectively, were not included in the tax provision, but were allocated directly to stockholders' equity.

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

         Adopted in 1989, the Company's 1989 Stock Option/Stock Incentive Plan ("1989 Plan") is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain exercisable.

         The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee that administers the plans. No shares were issued during 2002. At December 31, 2002, approximately 15,000 shares had been awarded but had not yet vested.

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

         Changes in shares and the weighted average exercise prices for the three years ended December 31, 2002, were as follows (shares in thousands):




                                 Employee Plans               Directors' Plans
                            -----------------------       ------------------------                        Weighted
                                                            1998           1989                           Average
                              1998          1989          Directors'     Directors'      Total            Exercise
                              Plan          Plan             Plan           Plan         Shares            Price
                              ----          ----             ----           ----         ------            -----

December 31, 1999                613          2,886             24           189            3,712          $ 25.43
Granted                          511             --             24            --              535          $ 21.70
Exercised                         (7)          (139)            --            --             (146)         $ 23.79
Canceled                         (31)          (340)            --           (21)            (392)         $ 29.49
                            --------       --------         ------        ------        ---------          -------
December 31, 2000              1,086          2,407             48           168            3,709          $ 24.52
Granted                          590             --             24            --              614          $ 27.23
Exercised                        (35)          (244)            --            --             (279)         $ 23.53
Canceled                         (14)           (21)            --           (21)             (56)         $ 25.81
                            --------       --------         ------        ------        ---------          -------
December 31, 2001              1,627          2,142             72           147            3,988          $ 24.99
Granted                          431             --             24            --              455          $ 26.56
Exercised                       (263)          (410)            --           (21)            (694)         $ 23.65
Canceled                         (56)          (522)            --            --             (578)         $ 28.67
                            --------       --------         ------        ------        ---------          -------
December 31, 2002              1,739          1,210             96           126            3,171          $ 24.84
                            ========       ========         ======        ======        =========          =======

Exercisable                      795          1,210             48           126            2,179          $ 24.37
                            --------       --------         ------        ------        ---------          -------



         As of December 31, 2002, the Company had reserved 1,957,000 and 34,000 shares of its common stock for the exercise of options under the 1998 Plan and 1998 Directors' Plan, respectively. At the Company's Annual meeting in April 2002, shareholders approved the addition of 1,900,000 shares of common stock to the 1998 Plan. Additional information about stock options outstanding as of 2002 year-end is summarized below (shares in thousands):

                                            Weighted                                                   Weighted
    Range of             Shares             Average             Weighted            Shares             Average
    Exercise           Outstanding         Remaining            Average          Exercisable           Price of
                          as of           Contractual           Exercise            as of            Exercisable
      Price            12/31/2002            Years                Price           12/31/2002           Options
------------------     ----------        -------------        ------------        ----------           -------

$ 0.00 - 20.00               15                8.2               $ 0.00                --                 --
$20.01 - 22.00              963                5.6               $21.35                804               $21.32
$22.01 - 24.00              280                4.3               $23.20                241               $23.18
$24.01 - 26.00              222                1.1               $24.45                219               $24.44
$26.01 - 28.00            1,136                5.5               $26.85                714               $27.03
$28.01 - 30.00              551                7.8               $28.37                198               $28.47
$30.01 - 34.88                4                6.1               $31.31                  3               $32.63
                          -----                ---               ------              -----               ------
$ 0.00 - 34.88            3,171                5.5               $24.84              2,179               $24.37
                          -----                ---               ------              -----               ------

13.      RELATED PARTY TRANSACTIONS, COMMITMENTS, GUARANTEES, AND CONTINGENCIES

         Commitments, excluding the operating lease commitments that are described in Note 9, that were in effect at the end of 2002 included the following (in thousands):

                Arrangement                              2002
                -----------                              ----

Appropriations for capital expenditures       (a)      $  103,600
Vessel purchases                              (b)      $  220,000
Guarantee of Sea Star debt                    (c)      $   29,700
Guarantee of HS&TC debt                       (d)      $   15,000
Standby letters of credit                     (e)      $   21,393
Bonds                                         (f)      $   13,987
Benefit plan withdrawal obligations           (g)      $   10,682

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception item (a) and
(b), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) At December 31, 2002, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $103,600,000. There are, however, no contractual obligations to spend the entire amount.

         (b) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc., to purchase two container ships. The total project cost for each ship is approximately $110 million. The cost is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations. The first ship is expected to be delivered in the third quarter of 2003 and the second ship is expected to be delivered in the second quarter of 2004. No significant payments are required until the acceptance and delivery of the ships. No obligation for these ships is recorded on the financial statements because conditions necessary to record either a liability or an asset have not yet been met.

         (c) Matson has guaranteed $29,700,000 of the debt of Sea Star and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be reduced, over time, following the change described in Note 5 that reduced Matson's ownership interest in that venture and by scheduled repayments of the debt by Sea Star. Certain assets of Sea Star serve as collateral for these borrowings and would reduce Matson's guarantee obligations. The Company has not recorded any liability for its obligations under the guarantee because it believes that the likelihood of making any payments is not probable.

         (d) The Company guarantees up to $15,000,000 of Hawaiian Sugar & Transportation Cooperative's ("HS&TC") $30,000,000 revolving credit line. That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15,000,000 of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15,000,000 or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2002, the amount drawn was $19,000,000. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

         (e) The Company has arranged for standby letters of credit totaling $21,393,000. This includes letters of credit, totaling approximately $15,100,000, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $4,340,000 for workers' compensation claims incurred by C&H employees, under a now-closed self-insurance plan, prior to December 24, 1998 (see Note 5). The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003. The remaining letters of credit are for insurance-related matters, construction performance guarantees, and other routine operating matters.

         (f) Of the $13,987,000 in bonds, $5,871,000 consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5,270,000 of customs bonds and $2,607,000 of non-real estate performance bonds.

         (g) As described in Note 10, the estimated withdrawal liabilities under a Hawaii longshore plan and certain Mainland seagoing plans aggregated approximately $10,682,000 as of December 31, 2002, based on estimates by plan actuaries. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         C&H is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires in June 2003, C&H (an unconsolidated entity in which the Company has a minority ownership equity interest - see Notes 4 and 5) is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. Revenue from raw sugar sold to HS&TC was $72,420,000, $70,149,000, and $64,455,000, during 2002, 2001, and 2000, respectively.

         The State of Hawaii, Department of Taxation ("State") has informed the Company that it believes a portion of the Company's ocean transportation revenue is subject to the Public Service Company tax. The Company strongly disagrees with the State's tax position. If the State were to prevail fully, the amount of the claim could be material. Management believes, after consultation with legal counsel, that the ultimate disposition of this matter will not have a material adverse effect on the Company's results of operations or financial position.

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

14.      INDUSTRY SEGMENTS

         Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is made up of the president and lead executives of the Company and each of the Company's segments. The lead executive for each operating segment manages the profitability, cash flows, and assets of his or her respective segment's various product or service lines and businesses. The operating segments are managed separately, because each operating segment represents a strategic business unit that offers different products or services and serves different markets. The Company's reportable operating segments include Transportation, Property Development and Management, and Food Products.

         The Transportation segment comprises two components. Ocean Transportation carries freight between various United States West Coast, Hawaii and other Pacific ports; holds investments in ocean transportation entities that are considered integral to its operations and terminal service businesses (see
Note 5); and provides terminal services. The Intermodal Services component of Transportation provides intermodal marketing and trucking brokerage services throughout North America.

         The Property Development and Management segment also comprises two components operating principally in Hawaii and the western United States. Property Leasing owns, operates, and manages commercial properties. Property Sales develops and sells commercial and residential properties.

         The Food Products segment grows and processes raw sugar and molasses; invests in a sugar refining and marketing business (see Note 5); grows, mills, and markets coffee; generates and sells electricity; and has local trucking and storage services.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.


         Industry segment information for each of the five years ended December
31, 2002 is summarized below (in thousands):

For the Year                                      2002           2001            2000         1999             1998
                                                  ----           ----            ----         ----             ----
Revenue:
Transportation:
       Ocean transportation                  $     686,927   $    682,272    $    714,663   $  661,507       $  620,610
       Intermodal services                         195,114        121,960         132,403      119,271          127,787
   Property development and management:
       Leasing                                      73,087         70,685          62,105       53,910           44,433
       Sales                                        92,965         89,156          46,322       48,036           82,382
       Less amounts reported in
discontinued                                                                                    (9,139)          (8,762)
            operations                             (71,935)        (9,913)        (10,010)
   Food products                                   112,727        105,976         107,510      116,151          465,661
   Other                                                --        129,016           3,186        3,155            2,878
                                             -------------   ------------    ------------   ----------       ----------
           Total revenue                     $   1,088,885   $  1,189,152    $  1,056,179   $  992,891       $1,334,989
                                             =============   ============    ============   ==========       ==========
Operating Profit:
Transportation:
       Ocean transportation                  $      42,430   $     60,704    $     94,025   $   88,499       $   62,118
       Intermodal services                           3,068          1,560            (293)      (4,721)           4,180
   Property development and management:
       Leasing                                      32,905         34,139          30,120       27,497           22,634
       Sales                                        19,418         17,926          24,228       17,402           21,663
       Less amounts reported in
discontinued                                                                                    (4,993)          (4,709)
            operations                             (18,565)        (5,446)         (5,517)
   Food products                                    13,841          5,660           7,522       11,310           21,327
   Other                                                --        127,635           2,974        2,944            2,696
                                             -------------   ------------    ------------   ----------       ----------
           Total operating profit                   93,097        242,178         153,059      137,938          129,909
   Write-down of long-lived assets                    --          (28,600)             --      (15,410)         (20,216)
   Loss on partial sale of subsidiary                 --               --              --           --          (19,756)
   Interest expense, net                         (11,680)         (18,658)        (24,252)     (17,774)         (24,799)
   General corporate expenses                      (13,185)       (13,161)        (11,609)     (14,207)         (14,552)
                                             -------------   ------------    ------------   ----------       ----------
           Income from continuing
       operations before income taxes and
       accounting changes                    $      68,232   $    181,759    $    117,198   $   90,547       $   50,586
                                             =============   ============    ============   ==========       ==========
Identifiable Assets:
   Transportation                            $     915,129   $    888,161    $    911,109   $  894,607       $  898,277
   Property development and management             500,264        476,126         440,416      384,515          338,090
   Food products                                   163,425        153,307         197,143      173,069          261,712
   Other                                            18,751         26,825         117,344      109,269          107,561
                                             -------------   ------------    ------------   ----------       ---------
           Total assets                      $   1,597,569   $  1,544,419    $  1,666,012   $1,561,460       $1,605,640
                                             =============   ============    ============   ==========       ==========
Capital Expenditures:
  Transportation                             $      10,451   $     59,669    $     40,190   $   19,232       $   60,403
   Property development and management1             83,656         72,050          44,821       66,752          107,408
   Food products                                     9,943          9,454          21,677       17,271           18,237
   Other                                               938            267             216          258              441
                                             -------------   ------------    ------------   ----------       ----------
           Total capital expenditures        $     104,988   $    141,440    $    106,904   $  103,513       $  186,489
                                             =============   ============    ============   ==========       ==========
Depreciation and Amortization:
   Transportation                            $      50,994   $     55,359    $     54,586   $   56,174       $   61,543
   Property development and management               9,988          8,646           6,892        5,341            4,431
   Food products                                     8,505          9,118           8,285        9,962           20,086
   Other                                               402            470             461          466              514
                                             -------------   ------------    ------------   ----------       ----------
           Total depreciation and
           amortization                      $      69,889   $     73,593    $     70,224   $   71,943       $   86,574
                                             =============   ============    ============   ==========       ==========


See Note 2 for information regarding changes in presentation for certain revenues and expenses. See Note 3 for information regarding discontinued operations. See Note 4 for discussion of the write-down of long-lived assets and investments.
1 Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.

15.      QUARTERLY INFORMATION (Unaudited)

         Segment results by quarter for 2002 are listed below (in thousands, except per-share amounts):

                                                                                       2002
                                                          -----------------------------------------------------------------
                                                              Q1                Q2                Q3                 Q4
                                                              --                --                --                 --
   Revenue:
        Transportation:
            Ocean transportation                          $   155,269      $   175,695       $   181,258        $   174,705
            Intermodal services                                40,298           48,636            53,754             52,426
        Property development and management:
            Leasing                                            17,828           17,392            18,760             19,107
            Sales                                              37,271           16,636             7,205             31,853
            Less amounts reported in discontinued
                operations                                    (31,972)          (6,979)           (3,287)           (29,697)
        Food products                                          16,602           27,555            35,091             33,479
                                                          -----------      -----------       -----------        -----------
            Total revenue                                 $   235,296      $   278,935       $   292,781        $   281,873
                                                          ===========      ===========       ===========        ===========
   Operating Profit (Loss):
        Transportation:
            Ocean transportation                          $     2,372      $    13,921       $    16,894        $     9,243
            Intermodal services                                   135              897             1,413                623
        Property development and management:
            Leasing                                             8,242            7,616             8,647              8,400
            Sales                                               8,878            2,974             2,346              5,220
            Less amounts reported in discontinued
                operations                                     (7,953)          (1,981)           (2,522)            (6,109)
        Food products                                           2,095            1,033             4,849              5,864
                                                          -----------      -----------       -----------        -----------
            Total operating profit                             13,769           24,460            31,627             23,241
   Interest Expense                                            (2,957)          (3,060)           (2,945)            (2,718)
   General Corporate Expenses                                  (2,948)          (3,256)           (3,351)            (3,630)
                                                          -----------      -----------       -----------        -----------
   Income From Continuing Operations
       before Income Taxes                                      7,864           18,144            25,331             16,893
        Income taxes                                           (3,051)          (6,191)           (9,089)            (3,403)
                                                          -----------      -----------       -----------        -----------
   Income From Continuing Operations                            4,813           11,953            16,242             13,490
   Discontinued Operations 1                                    4,994            1,244             1,583              3,837
                                                          -----------      -----------       -----------        -----------
   Net Income                                             $     9,807      $    13,197       $    17,825        $    17,327
                                                          ===========      ===========       ===========        ===========
   Earnings Per Share:
        Basic                                             $      0.24      $      0.32       $      0.43        $      0.43
        Diluted                                           $      0.24      $      0.32       $      0.43        $      0.42


   1 See Note 3 for discussion of discontinued operations.

         Segment results by quarter for 2001 are listed below (in thousands, except per-share amounts):


                                                                                    2001
                                                      ------------------------------------------------------------------
                                                           Q1                Q2                Q3                 Q4
                                                           --                --                --                 --

Revenue:
     Transportation:
         Ocean transportation                         $   168,585        $  174,205       $   179,161        $   160,321
         Intermodal services                               30,224            30,650            30,177             30,909
     Property development and management:
         Leasing                                           17,096            17,490            18,103             17,996
         Sales                                             43,084            29,155             5,063             11,854
         Less amounts reported in discontinued
             operations                                    (2,493)           (2,490)           (2,450)            (2,480)
     Food products                                         20,284            28,398            31,874             25,420
     Other                                                    857            16,188               803            111,168
                                                      -----------        ----------       -----------        -----------
         Total revenue                                $   277,637        $  293,596       $   262,731        $   355,188
                                                      ===========        ==========       ===========        ===========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                         $    17,248        $   18,223       $    23,653        $     1,580
         Intermodal services                                  207               490               592                271
     Property development and management:
         Leasing                                            8,740             8,679             8,704              8,016
         Sales                                             12,216             3,551              (405)             2,564
         Less amounts reported in discontinued
             operations                                    (1,309)           (1,400)           (1,362)            (1,375)
     Food products1                                         5,802             1,509             2,235             (3,886)
     Other                                                    840            16,107               767            109,921
                                                      -----------        ----------       -----------        -----------
         Total operating profit                            43,744            47,159            34,184            117,091
Write-down of Investments1                                     --                --                --            (28,600)
Interest Expense                                           (5,779)           (4,870)           (4,330)            (3,679)
General Corporate Expenses                                 (3,791)           (3,191)           (2,878)            (3,301)
                                                      -----------        ----------       -----------        -----------
Income From Continuing Operations
    before Income Taxes                                    34,174            39,098            26,976             81,511
     Income taxes                                         (12,119)          (14,978)           (9,971)           (28,309)
                                                      -----------        ----------       -----------        -----------
Income From Continuing Operations                          22,055            24,120            17,005             53,202
Discontinued Operations2:
    Real Estate                                               825               882               858                866
    Agriculture                                              (446)             (488)             (551)            (7,700)
                                                      -----------        ----------       -----------        -----------
Net Income                                            $    22,434        $   24,514       $    17,312        $    46,368
                                                      ===========        ==========       ===========        ===========
Earnings Per Share:
     Basic                                            $      0.55       $      0.61       $      0.42        $      1.15
     Diluted                                          $      0.55       $      0.60       $      0.42        $      1.15


1 See Note 4 for discussion of the write-down of the Company's investment in
  C&H and certain power equipment.
2 See Note 3 for discussion of discontinued operations.

         Fourth quarter 2001 results include the sale of the Company's BancWest stock holdings (see Note 5; amount included in the "Other" segment), the impairment loss related to the Company's investment in C&H (see Note 4) and a write-off of power generation assets (see Note 4). In addition, during the fourth quarter, the Company ceased the operations of and abandoned its panelboard business, and restated previously reported quarters (see Notes 2 and 3).

16.      PARENT COMPANY CONDENSED FINANCIAL INFORMATION

         Set forth below are the unconsolidated condensed financial statements of Alexander & Baldwin, Inc. ("Parent Company"). The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements as described in Note 1, except that, for purposes of the tables presented in this footnote, subsidiaries are carried under the equity method.

         The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2002 and 2001 (in thousands):

                                                           2002         2001
                                                           ----         ----

ASSETS
Current Assets:
   Cash and cash equivalents                             $      10    $  15,509
   Accounts and notes receivable, net                       14,397       11,971
   Prepaid expenses and other                               12,216       13,157
                                                         ---------    ---------
      Total current assets                                  26,623       40,637
                                                         ---------    ---------

Investments:
   Subsidiaries consolidated, at equity                    547,196      545,819
   Other                                                     1,073        1,630
                                                         ---------    ---------
      Total investments                                    548,269      547,449
                                                         ---------    ---------

Property, at Cost                                          364,799      367,332
   Less accumulated depreciation and amortization          166,225      167,445
                                                         ---------    ---------
      Property -- net                                      198,574      199,887
                                                         ---------    ---------
Due from Subsidiaries                                      157,943      162,118
                                                         ---------    ---------
Other Assets                                                39,879       31,592
                                                         ---------    ---------

      Total                                              $ 971,288    $ 981,683
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt                     $   9,643    $   7,500
   Accounts payable                                          5,819        4,157
   Income taxes payable                                     10,641       55,034
   Other                                                    14,468       15,572
                                                         ---------    ---------
      Total current liabilities                             40,571       82,263
                                                         ---------    ---------

Long-term Debt                                             118,357      107,500
                                                         ---------    ---------
Other Long-term Liabilities                                 27,800       16,184
                                                         ---------    ---------
Deferred Income Taxes                                       60,912       65,069
                                                         ---------    ---------

Commitments and Contingencies

Shareholders' Equity:
   Capital stock                                            33,846       33,328
   Additional capital                                       84,756       66,659
   Accumulated other comprehensive loss                    (26,815)        --
   Retained earnings                                       643,645      622,615
   Cost of treasury stock                                  (11,784)     (11,935)
                                                         ---------    ---------
      Total shareholders' equity                           723,648      710,667
                                                         ---------    ---------

      Total                                              $ 971,288    $ 981,683
                                                         =========    =========

         The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                      2002               2001               2000
                                                                      ----               ----               ----

Revenue:
   Food products                                                $       90,543     $       84,428     $       77,190
   Property leasing                                                     19,050             13,572             11,118
   Property sales                                                        4,468             15,569             19,732
   Interest, dividends and other                                        15,092            131,672              5,055
                                                                --------------     --------------     --------------
      Total revenue                                                    129,153            245,241            113,095
                                                                --------------     --------------     --------------

Costs and Expenses:
   Cost of agricultural goods and services                              81,243             78,491             77,302
   Cost of property sales and leasing services                         10,675             14,868               6,311
   Selling, general and administrative                                  13,300             13,160             11,609
   Interest and other                                                   12,439             20,852             20,220
   Income taxes                                                          1,037             41,919             (1,790)
                                                                --------------     --------------     --------------
      Total costs and expenses                                         118,694            169,290            113,652
                                                                --------------     --------------     --------------

Income (Loss) from Continuing Operations                                10,459             75,951               (557)

Discontinued Operations, net of income taxes                             1,877                601                879
                                                                --------------     --------------     --------------

Income Before Equity in Income
   of  Subsidiaries Consolidated                                        12,336             76,552                322

Equity in Income from Continuing Operations of
   Subsidiaries Consolidated                                            36,039             40,431             87,655

Equity in Income (Loss) from Discontinued
   Operations of Subsidiaries Consolidated                               9,781             (6,355)             2,597
                                                                --------------     --------------     --------------

Net Income                                                              58,156            110,628             90,574

Other Comprehensive Income (Loss), net of income taxes                 (26,815)           (61,937)            12,476
                                                                --------------     --------------     --------------

Comprehensive Income                                            $       31,341     $       48,691     $      103,050
                                                                ==============     ==============     ==============


         The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                                                         2002               2001              2000
                                                                         ----               ----              ----
Cash Flows from Operations                                         $      (35,279)    $        6,180    $       (5,634)
                                                                   --------------     --------------    --------------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (10,711)           (22,800)          (18,107)
   Proceeds from disposal of property and investments                       1,233            138,222             3,705
   Dividends received from subsidiaries                                    40,000             40,000            50,000
    Increase in investments                                                   (50)                --                --
                                                                   --------------     --------------    --------------
   Net cash provided by investing activities                               30,472            155,422            35,598
                                                                   --------------     --------------    --------------

Cash Flows from Financing Activities:
   Increase (decrease) in intercompany payable                             (2,974)            11,481            (8,507)
   Proceeds from (repayments of) long-term debt, net                       13,000           (123,500)           60,500
   Proceeds from issuance of capital stock                                 16,171              4,558             2,961
   Repurchases of capital stock                                                --             (2,270)          (48,260)
   Dividends paid                                                         (36,889)           (36,488)          (36,785)
                                                                   --------------     --------------    --------------
   Net cash used in financing activities                                  (10,692)          (146,219)          (30,091)
                                                                   --------------     --------------    --------------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                                   (15,499)            15,383              (127)
   Balance, beginning of year                                              15,509                126               253
                                                                   --------------     --------------    --------------
   Balance, end of year                                            $           10     $       15,509    $          126
                                                                   ==============     ==============    ==============

Other Cash Flow Information:
   Interest paid, net of amounts capitalized                       $       (9,368)    $      (14,386)   $      (16,485)
   Income taxes paid                                                      (51,949)           (20,961)          (31,807)

Other Non-cash Information:
   Depreciation expense                                                   (11,464)           (12,216)          (11,037)
   Tax-deferred property sales                                             27,070             12,415            18,692
   Tax-deferred property purchases                                        (27,070)           (12,076)          (18,459)

         General Information: Alexander & Baldwin, Inc. ("Parent Company"), headquartered in Honolulu, Hawaii, is engaged in the operations that are described in Note 14, "Industry Segments." Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

         Investments: Other investments on the Parent Company Balance Sheet at December 31, 2002 and 2001, consisted of real estate LLC's (see Note 5).

         Long-term Debt: The Parent Company's long-term debt at December 31, 2002 consisted of all the debt that is described in Note 8, with the exceptions of $99,932,000 of commercial paper notes and $29,500,000 of variable rate loans. At December 31, 2002, maturities and planned prepayments of long-term debt during the next five years are $9,643,000 for 2003, $12,500,000 for 2004, $17,500,000 for 2005, $17,500,000 for 2006, and $17,500,000 for 2007.

         Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2002 and 2001 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       Directors

         For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 10, 2003 ("A&B's 2003 Proxy Statement"), which section is incorporated herein by reference.

         B.       Executive Officers

         The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2003, and present and prior positions with A&B and business experience for the past five years are given below.

         Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2003 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" in A&B's 2003 Proxy Statement, which subsection is incorporated herein by reference.

James S. Andrasick (59)
         Executive Vice President of A&B, 4/02-present; Chief Financial Officer and Treasurer of A&B, 6/00-present; President and Chief Executive Officer of Matson, 7/02-present; Senior Vice President of A&B, 6/00-4/02; President and Chief Operating Officer, C. Brewer and Company, Limited, 9/92-3/00.

Meredith J. Ching (46)
         Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President (Government & Community Relations) of A&B-Hawaii, Inc. ("ABHI"), 10/92-12/99; first joined A&B or a subsidiary in 1982.

Matthew J. Cox (41)
         Senior Vice President and Chief Financial Officer of Matson, 6/01-present; Controller of Matson, 6/01-1/03; Executive Vice President and Chief Financial Officer, Distribution Dynamics, Inc., 8/99-6/01; Vice President, American President Lines, Ltd., 12/86-7/99.

W. Allen Doane (55)
         President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-present; Vice Chairman of Matson, 12/98-7/02; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; first joined A&B or a subsidiary in 1991.

John F. Gasher (69)
         Vice President (Human Resources) of A&B, 12/99-present; Vice President (Human Resources Development) of ABHI, 1/97-12/99; first joined A&B or a subsidiary in 1960.

G. Stephen Holaday (58)
         Vice President of A&B, 12/99-present; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (57)
         Vice President (Investor Relations) of A&B, 8/01-present; Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-8/01; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (49)
         Vice President (Properties Group) of A&B, 2/99-present; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; Executive Vice President of ABHI, 2/99-12/99; Vice President of ABHI, 1/92-1/99; first joined A&B or a subsidiary in 1992.

Michael J. Marks (64)
         Vice President and General Counsel of A&B, 9/80-present; Secretary of A&B, 8/84-1/99; Senior Vice President and General Counsel of ABHI, 4/89-12/99; first joined A&B or a subsidiary in 1975.

C. Bradley Mulholland (61)
         Executive Vice President of A&B, 8/98-present; Vice Chairman of Matson, 7/02-present; President of Matson, 5/90-7/02; Chief Executive Officer of Matson, 4/92-7/02; Director of A&B, 4/91-present; Director of Matson, 7/89-present; Director of ABHI, 4/91-12/99; first joined Matson in 1965.

Alyson J. Nakamura (37)
         Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (44)
         Controller of A&B, 1/96-present; Assistant Treasurer, 1/96-12/99, 6/00-present; Treasurer of A&B, 1/00-5/00; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.



ITEM 11.  EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" in A&B's 2003 Proxy Statement, which section is incorporated herein by reference.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2003 Proxy Statement, which section and subsection are incorporated herein by reference.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the subsection captioned "Certain Relationships and Transactions" in A&B's 2003 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

         A.       Evaluation of Disclosure Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Exchange
Act) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

         B.       Changes in Internal Controls

         Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                                     PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       Financial Statements

         The financial statements are set forth in Item 8 of Part II above.

         B.       Financial Statement Schedules

         The financial schedules for Alexander & Baldwin, Inc. (Parent Company) are set forth in Note 16 ("Parent Company Condensed Financial Information") to A&B's financial statements in Item 8 of Part II above. All other schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

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

         4.b.    Debt.

         4.b.    Third  Amended and Restated  Revolving Credit and Term Loan
         Agreement, dated November 19, 2001, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent (Exhibit 4.b. to A&B's Form 10-K for the year ended December 31, 2001).

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

         (xviii) Tenth Amendment dated November 30, 2001 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 2001).

         (xix) Eleventh Amendment dated November 21, 2002 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

         (xx) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

         (xxi) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B's Form 10-K for the year ended December 31,
         1998).

         (xxii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001 (Exhibit 10.a.(xlvii) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxiii) Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xlviii) to A&B's Form 10-Q for the quarter ended June 30, 2001).

         (xxiv) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xlix) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxv) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

         (xxvi) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

         (xxvii) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

         (xxviii) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 2002).

         (xxix) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-Q for the quarter ended June 30, 2002).

         (xxx) Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30, 2002.

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

         (xxxvii) Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-K for the year ended December 31, 2001).

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

         (xlv) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998). (xlvi) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xlvi) to A&B's Form 10-Q for the quarter ended March 31, 2002).

11. Statement re computation of per share earnings.

21.      Subsidiaries.

         21. Alexander & Baldwin, Inc. Subsidiaries as of February 13, 2003.

23. Consent of Deloitte & Touche LLP dated March 10, 2003 (included as the last page of A&B's Form 10-K for the year ended
         December 31, 2002).

99. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         D.  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALEXANDER & BALDWIN, INC.
                                       (Registrant)

Date: March 10, 2003                   By /s/ W. Allen Doane
                                       ----------------------------------------
                                          W. Allen Doane, President
                                          and Chief Executive Officer



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



          Signature                                         Title                                Date
          ---------                                         -----                                ----

/s/ W. Allen Doane                                   President and Chief                     March 10, 2003
--------------------------------------------         Executive Officer and
W. Allen Doane                                       Director


/s/ James S. Andrasick                               Executive Vice President,               March 10, 2003
--------------------------------------------         Chief Financial Officer
James S. Andrasick                                   and Treasurer


/s/ Thomas A. Wellman                                Controller and                          March 10, 2003
--------------------------------------------         Assistant Treasurer
Thomas A. Wellman


/s/ Charles M. Stockholm                             Chairman of the Board                   March 10, 2003
--------------------------------------------         and Director
Charles M. Stockholm


/s/ Michael J. Chun                                  Director                                March 10, 2003
--------------------------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.                               Director                                March 10, 2003
--------------------------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.                              Director                                March 10, 2003
--------------------------------------------
Walter A. Dods, Jr.


/s/ Charles G. King                                  Director                                March 10, 2003
--------------------------------------------
Charles G. King


/s/ Carson R. McKissick                              Director                                March 10, 2003
--------------------------------------------
Carson R. McKissick


/s/ C. Bradley Mulholland                            Director                                March 10, 2003
--------------------------------------------
C. Bradley Mulholland


/s/ Lynn M. Sedway                                   Director                                March 10, 2003
--------------------------------------------
Lynn M. Sedway


/s/ Maryanna G. Shaw                                 Director                                March 10, 2003
--------------------------------------------
Maryanna G. Shaw

                                  CERTIFICATION


         I, W. Allen Doane, certify that:

         1. I have reviewed this annual report on Form 10-K of Alexander & Baldwin, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 10, 2003

                                 By /s/ W. Allen Doane
                                    ------------------------------------------
                                    W. Allen Doane, President and
                                    Chief Executive Officer

                                  CERTIFICATION


         I, James S. Andrasick, certify that:

         1. I have reviewed this annual report on Form 10-K of Alexander & Baldwin, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:  March 10, 2003

                               By /s/ James S. Andrasick
                                  ----------------------------------------
                                  James S. Andrasick, Executive Vice President, Chief Financial Officer and Treasurer

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 of Alexander & Baldwin, Inc. and
subsidiaries on Form S-8 of our report dated January 22, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting standards in 2001 and 2000), appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2002.





/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Honolulu, Hawaii
March 10, 2003


--------
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.