Form 10-Q
period 2003-03-31
ALEXANDER & BALDWIN INC
filed 2003-04-28
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
                                                             --------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________________ to _______________

Commission file number 0-565
                       -----

                            ALEXANDER & BALDWIN, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

                 Hawaii                            99-0032630
                 ------                            ----------
       (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)          Identification No.)

    P. O. Box 3440, Honolulu, Hawaii                 9680l
   822 Bishop Street, Honolulu, Hawaii               96813
   -----------------------------------               -----
   (Address of principal executive offices)        (Zip Code)

                                 (808) 525-6611
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes |X| No |_|

Number of shares of common stock outstanding as of March 31, 2003:   41,390,988

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the first quarter of 2003 and 2002 are presented below:

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per share amounts)
                                                                Three Months Ended
                                                                    March 31,
                                                              2003               2002
                                                              ----               ----
                                                                   (unaudited)
Revenue:
    Operating revenue                                      $   271.6           $   232.8
    Interest, dividends and other                                1.8                 2.2
                                                           ---------           ---------
        Total revenue                                          273.4               235.0
                                                           ---------           ---------

Costs and Expenses:
    Costs of goods sold, services and rentals                  224.2               198.6
    Selling, general and administrative                         29.8                25.8
    Interest                                                     2.6                 3.0
                                                           ---------           ---------
        Total costs and expenses                               256.6               227.4
                                                           ---------           ---------

Income Before Taxes                                             16.8                 7.6
    Income taxes                                                 6.1                 3.0
                                                           ---------           ---------

Income From Continuing Operations                               10.7                 4.6

Discontinued Operations (net of income taxes):
    Properties                                                   6.9                 5.2
                                                           ---------           ---------

Net Income                                                 $    17.6           $     9.8
                                                           =========           =========

Basic Earnings Per Share:
    Continuing operations                                  $     0.26          $     0.11
    Discontinued operations                                      0.17                0.13
                                                           ----------          ----------
    Net income                                             $     0.43          $     0.24
                                                           ==========          ==========

Diluted Earnings Per Share:
    Continuing operations                                  $     0.26          $     0.11
    Discontinued operations                                      0.16                0.13
                                                           ----------          ----------
    Net income                                             $     0.42          $     0.24
                                                           ==========          ==========

Dividends Per Share                                        $    0.225          $    0.225
Average Number of Shares Outstanding                             41.4                40.6


See notes to financial statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)
                                                                        Three Months Ended
                                                                             March 31,
                                                                    2003                   2002
                                                                    ----                   ----
                                                                            (unaudited)
Revenue:
    Transportation:
        Ocean transportation                                      $    186.1             $    155.3
        Intermodal services                                             51.0                   40.3
    Property Development and Management:
        Leasing                                                         19.1                   17.8
        Sales                                                           16.7                   37.3
        Less amounts reported in discontinued operations               (14.4)                 (32.3)
    Food Products                                                       14.9                   16.6
                                                                  ----------             ----------
        Total revenue                                             $    273.4             $    235.0
                                                                  ==========             ==========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                                      $     12.1             $      2.4
        Intermodal services                                              0.5                    0.1
    Property Development and Management:
        Leasing                                                          8.6                    8.2
        Sales                                                           11.6                    8.9
        Less amounts reported in discontinued operations               (11.2)                  (8.2)
    Food Products                                                        1.9                    2.1
                                                                  ----------             ----------
        Total operating profit                                          23.5                   13.5
    Interest Expense                                                    (2.6)                  (3.0)
    General Corporate Expenses                                          (4.1)                  (2.9)
                                                                  ----------             ----------
    Income From Continuing Operations Before Income Taxes               16.8                    7.6
    Income Taxes                                                        (6.1)                  (3.0)
                                                                  -----------            ----------
    Income From Continuing Operations                                   10.7                    4.6
    Discontinued Operations (net of income taxes):
        Properties                                                       6.9                    5.2
                                                                  ----------             ----------
    Net Income                                                    $     17.6             $      9.8
                                                                  ==========             ==========





See notes to financial statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)
                                                                   March 31,       December 31,
                                                                     2003             2002
                                                                     ----             ----
                                                                  (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                     $        1.2     $        0.6
    Accounts and notes receivable, net                                   153.0            155.5
    Inventories                                                           30.7             15.0
    Real estate and other assets held for sale                            44.3             33.4
    Deferred income taxes                                                 12.4             12.0
    Prepaid expenses and other assets                                     16.9             17.2
                                                                  ------------     ------------
        Total current assets                                             258.5            233.7
                                                                  ------------     ------------
Investments                                                               55.4             32.9
                                                                  ------------     ------------
Real Estate Developments                                                  21.9             42.0
                                                                  ------------     ------------
Property, at cost                                                      1,798.0          1,764.1
    Less accumulated depreciation and amortization                       838.0            821.5
                                                                  ------------     ------------
        Property - net                                                   960.0            942.6
                                                                  ------------     ------------
Capital Construction Fund                                                209.7            208.4
                                                                  ------------     ------------
Other Assets                                                             132.1            138.0
                                                                  ------------     ------------

        Total                                                     $    1,637.6     $    1,597.6
                                                                  ============     ============

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt           $        9.6     $        9.6
    Accounts payable                                                      82.3             80.9
    Other                                                                 62.6             60.6
                                                                  ------------     ------------
        Total current liabilities                                        154.5            151.1
                                                                  ------------     ------------
Long-term Liabilities:
    Long-term debt                                                       276.7            247.8
    Deferred income taxes                                                340.9            337.8
    Post-retirement benefit obligations                                   42.8             42.6
    Other                                                                 95.5             94.6
                                                                  ------------     ------------
        Total long-term liabilities                                      755.9            722.8
                                                                  ------------     ------------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                         33.9             33.8
    Additional capital                                                    88.8             84.8
    Accumulated other comprehensive loss                                 (34.5)           (26.8)
    Retained earnings                                                    650.6            643.6
    Cost of treasury stock                                               (11.6)           (11.7)
                                                                  ------------     ------------
        Total shareholders' equity                                       727.2            723.7
                                                                  ------------     ------------

        Total                                                     $    1,637.6     $    1,597.6
                                                                  ============     ============


See notes to financial statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                         Three Months Ended
                                                                              March 31,
                                                                     2003                  2002
                                                                     ----                  ----
                                                                             (unaudited)

Cash Flows from (used in) Operating Activities                     $       6.9          $     (38.3)
                                                                   -----------          -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                 (11.7)                (8.2)
    Proceeds from disposal of property and  other assets                   3.5                 17.8
    Capital Construction Fund, net                                        (1.3)               (13.0)
    Other                                                                 (3.2)                (6.3)
                                                                   -----------          -----------
        Net cash used in investing activities                            (12.7)                (9.7)
                                                                   -----------          -----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                             83.2                 33.0
    Payments of long-term debt                                           (68.9)                 -
    Net proceeds of short-term debt                                        -                   11.5
    Proceeds from issuances of capital stock                               1.5                  5.5
    Dividends paid                                                        (9.3)                (9.1)
                                                                   -----------          -----------
        Net cash from (used in) financing activities                       6.5                 40.9
                                                                   -----------          -----------

Net Decrease in Cash and Cash Equivalents                          $       0.7          $      (7.1)
                                                                   ===========          ===========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                      $      (2.6)         $      (2.7)
    Income taxes paid, net of refunds                                     (1.6)               (36.7)

Other Non-cash Information:
    Depreciation expense                                                 (17.7)               (17.9)
    Tax-deferred property sales                                           11.0                 31.3
    Tax-deferred property purchases                                      (11.0)                 -
    Debt assumed in real estate acquisition                               14.6                  -
    Assets conveyed to joint venture                                      27.7                  -









See notes to financial statements.

Financial Notes
(Unaudited)

(1) The Condensed Balance Sheet as of March 31, 2003, the Condensed Statements of Income for the three months ended March 31, 2003 and 2002, and the Condensed Statements of Cash Flows for the three months ended March 31, 2003 and 2002 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2003 estimated effective income tax rate differs from the statutory rate, due primarily to tax credits. The 2002 estimated effective annual income tax rate differs from the statutory rate, due primarily to the favorable settlement of prior years' federal and state tax audits and tax credits.

(3) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

(4) Commitments, excluding operating lease commitments and appropriations for capital expenditures, that were in effect at March 31, 2003, included the following (in millions):

                Vessel purchases                        (a)      $ 214.0
                Guarantee of Sea Star debt              (b)      $  29.7
                Guarantee of HS&TC debt                 (c)      $  15.0
                Standby letters of credit               (d)      $  19.8
                Bonds                                   (e)      $  13.8
                Benefit plan withdrawal obligations     (f)      $  10.7

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc., to purchase two container ships. The total project cost for each ship is approximately $107 million. The first ship is expected to be delivered in the third quarter of 2003 and the second ship is expected to be delivered in the second quarter of 2004. No significant payments are required until the acceptance and delivery of the ships. No obligation for these ships is recorded on the financial statements because conditions necessary to record either a liability or an asset have not been met. Matson is currently evaluating ownership and operating alternatives for the ships.

         (b) Matson has guaranteed $29.7 million of the debt of Sea Star and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be reduced, over time and by scheduled repayments of the debt by Sea Star. Certain assets of Sea Star serve as collateral for these borrowings and would reduce Matson's guarantee obligations. The Company has not recorded any liability for its obligations under the guarantee because it believes that the probability of making any payments is low.

         (c) The Company guarantees up to $15 million of Hawaiian Sugar & Transportation Cooperative's ("HS&TC") $30 million revolving credit line. That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of March 31, 2003, the amount drawn was $8.5 million. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

         (d) The Company has arranged for standby letters of credit totaling $19.8 million. This includes letters of credit, totaling approximately $12.7 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $4.3 million for workers' compensation claims incurred by California & Hawaiian Sugar Company, Inc. ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest) employees, under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003. The remaining letters of credit are for insurance-related matters, construction performance guarantees, and other routine operating matters.

         (e) Of the $13.8 million in bonds, $5.9 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5.3 million of customs bonds and $2.7 million of non-real estate performance bonds.

         (f) The withdrawal liabilities under a Hawaii longshore plan and certain Mainland seagoing plans aggregated approximately $10.7 million as of the most recent valuation date.

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

(5) Accounting Method for Stock-based Compensation: As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

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

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the first quarters of 2003 and 2002 would have been as follows (in millions, except per share amounts):


                                                       2003              2002
                                                     --------         ---------
Net Income:
  As reported                                        $   17.6         $     9.8
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                  (0.3)             (0.4)
                                                     --------         ---------
  Pro forma                                          $   17.3         $     9.4
                                                     ========         =========

Net Income Per Share:
  Basic, as reported                                 $    0.43        $     0.24
  Basic, pro forma                                   $    0.42        $     0.23
  Diluted, as reported                               $    0.42        $     0.24
  Diluted, pro forma                                 $    0.42        $     0.23

         The pro forma effects are not necessarily representative of the pro forma effects on future net income or earnings per share, because the number of future shares that may be issued is not known; shares vest over several years, and assumptions used to determine the fair value can vary significantly. Additional information about stock-based compensation is included in Notes 1 and 12 of Item 8 in the Company's most recently filed Form 10-K. No changes have been made to the Company's stock option plans subsequent to that filing.

(6) Certain amounts have been reclassified to conform to the current year's presentation. These amounts include the revenue and operating profit of real estate assets designated as discontinued operations. Discontinued operations included gain from sales of assets (after tax) of $6.4 million and $4.3 million for the first quarters of 2003 and 2002, respectively.

(7) Other Comprehensive Income for the three months ended March 31, 2003 and 2002 were as follows, in millions:

                                                    2003              2002
                                                  --------         ---------

Net Income                                        $   17.6         $     9.8
Other Comprehensive Income (Loss):
 Change in valuation of derivative                    (0.5)            --
 Company's share of investee's minimum
 pension liability adjustment                         (7.2)            --
                                                  --------         ---------
Comprehensive Income                              $    9.9         $     9.8
                                                  ========         =========

C&H reported a $20.1 million minimum pension liability adjustment and the Company recorded its share of that adjustment.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

1)    economic conditions in Hawaii and elsewhere;

2)    market demand;

3) competitive factors and pricing pressures in the Company's primary markets;

4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;

5)    performance of pension assets;

6) labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;

7) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;

8)    acts of terrorism;

9)    significant fluctuations in fuel prices;

10)   significant fluctuations in raw sugar prices;

11)   risks associated with current or future litigation;

12)   resolution of tax issues with the IRS or state tax authorities;

13)   performance of unconsolidated affiliates and ventures; and

14) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

FIRST QUARTER
Operating Results - First Quarters of 2003 and 2002

-----------------------------------------------------------------------------
(dollars in millions, except per-share)      2003         2002       Change
-----------------------------------------------------------------------------
Revenue                                    $   273.4    $   235.0      16%
Net income                                 $    17.6    $     9.8      80%
Basic earnings per share                   $     0.43   $     0.24     79%
-----------------------------------------------------------------------------

The table above compares the Company's first quarter 2003 financial results to first quarter 2002. The 16 percent increase in revenue and 80 percent improvement in net income were due principally to higher cargo volumes (compared with lower-than-normal 2002 cargo levels that followed events of September 11,
2001), the sale of a high-margin commercial property on Maui, and revenue growth in the intermodal services business. Pension costs were approximately $3.4 million higher in the first quarter of 2003 than in the comparable 2002 period.

The Company's effective tax rate is 37 percent for the first quarter of 2003, compared to 33 percent for all of 2002, reflecting favorable settlement of tax audits in 2002.

RESULTS OF SEGMENT OPERATIONS -
FIRST QUARTER 2003 COMPARED WITH THE FIRST QUARTER 2002

Transportation - Ocean Transportation

-----------------------------------------------------------------------------
(dollars in millions)                        2003         2002        Change
-----------------------------------------------------------------------------
Revenue                                    $   186.1    $   155.3       20%
Operating profit                           $    12.1    $     2.4      5.0x
-----------------------------------------------------------------------------

Improved revenue and operating profit for the first quarter of 2003 compared with the first quarter of 2002 were due mainly to recovery of cargo volumes following events of September 11, 2001, rate actions in 2002 and 2003(described below), higher cargo volumes for the Guam trade as that Island community rebuilds after Typhoon Pongsona, and productivity improvements at the Sand Island terminal. These favorable factors were partially offset by increased vessel operating costs following the re-introduction, in late 2002, of an eighth vessel in the Hawaii Service, and higher pension costs. The additional vessel was made necessary as freight volumes returned to levels that are more normal. During the quarter, Matson completed the relocation of its Oakland and Long Beach terminals to new, larger and more productive terminals.

-----------------------------------------------------------------------------
(number of units)                           2003         2002         Change
-----------------------------------------------------------------------------
Hawaii container volume                    39,000       35,700          9%
Automobile volume                          37,500       24,500         53%
Guam container volume                       4,400        3,900         13%
-----------------------------------------------------------------------------

Container volume in the Hawaii Service and automobile volumes were 11 percent and 53 percent, respectively, higher than in the first quarter of 2002, reflecting the recovery in westbound container volumes that had declined in the months following September 11, 2001. Automobile volume changes reflect principally rental fleet replacements in Hawaii. The 13 percent improvement in Guam service is due mainly to recovery efforts following Typhoon Pongsona.

Labor agreements with the International Longshore and Warehouse Union ("ILWU") and the Pacific Maritime Association ("PMA") and between the ILWU Local 142 in Hawaii and Matson were ratified in January 2003. Negotiations are currently in progress for Matson's ILWU clerical bargaining units.

In January 2003, Matson implemented a terminal handling charge in its Hawaii Service of $200 per container for westbound freight, $100 per container for eastbound freight, and $30 per automobile. Due to increasing fuel costs, Matson increased its fuel surcharge from 3.25 percent to 4.75 percent in May 2002 and to six percent in October 2002 in Hawaii and in November 2002 in Guam. Effective March 3, 2003, the surcharge was increased to 7.5 percent.

Transportation - Intermodal Services

------------------------------------------------------------------------------
(dollars in millions)                        2003          2002       Change
------------------------------------------------------------------------------
Revenue                                    $   51.0      $   40.3       27%
Operating profit                           $    0.5      $    0.1      5.0x
------------------------------------------------------------------------------

Revenue and operating profit growth for the Company's intermodal services business was mainly the result of new business added during 2002. The revenue for intermodal services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation for that cargo. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely by management.

Property Development and Management - Leasing

------------------------------------------------------------------------------
(dollars in millions)                        2003          2002       Change
------------------------------------------------------------------------------
Revenue                                    $   19.1      $   17.8        7%
Operating profit                           $    8.6      $    8.2        5%
------------------------------------------------------------------------------

Revenue and operating profit growth, before removing amounts treated as discontinued operations, was the result of higher occupancies for Hawaii properties, and the purchases of income-producing property during 2002, partially offset by lower occupancy rates for mainland properties and the sales of certain income-producing property subsequent to the 2002 first quarter. The lower mainland property occupancy was mainly due to a large vacancy that occurred at the end of 2002, but which subsequently was leased in March.

------------------------------------------------------------------------------
Occupancy Rates                              2003          2002       Change
------------------------------------------------------------------------------
Mainland                                      87%           91%         -4%
Hawaii                                        89%           87%          2%
------------------------------------------------------------------------------

Property Development and Management - Sales

------------------------------------------------------------------------------
(dollars in millions)                        2003          2002       Change
------------------------------------------------------------------------------
Revenue                                    $   16.7      $   37.3      -55%
Operating profit                           $   11.6      $    8.9       30%
------------------------------------------------------------------------------

2003 first quarter sales included the sales of five commercial properties (including a seven-acre property on Maui that had a low carrying cost), three lots at Maui Business Park and residential resort homes and home lots on Maui.

2002 first quarter results included the sales of a seven-building distribution complex in Texas, smaller commercial properties, one lot at Maui Business Park and residential resort homes and home lots on Maui.

The variability in sales and operating profit is an inherent characteristic of property sales activity.

Property Development and Management - Discontinued Operations

-------------------------------------------------------------------------------
(dollars in millions)                        2003                 2002
-------------------------------------------------------------------------------
Sales Revenue                              $   13.4             $   29.9
Leasing Revenue                            $    1.0             $    2.4
Sales Operating Profit                     $   10.4             $    6.8
Leasing Operating Profit                   $    0.8             $    1.4
-------------------------------------------------------------------------------

During the first quarter of 2003, the proceeds from the sales of five commercial properties on Maui, and for 2002, the proceeds from the sales of a mainland distribution complex and a land parcel subject to a ground lease were classified as discontinued.

Because the Company regularly purchases and sells commercial properties, the amounts reported as discontinued operations in prior quarters are restated each time a property is designated as discontinued. As a result, 2002 first quarter discontinued operations have been restated to include the leasing revenue and operating profit from 12 properties that were, subsequent to March 31, 2002, designated as discontinued.

Food Products

---------------------------------------------------------------
(dollars in millions)       2003            2002      Change
---------------------------------------------------------------
Revenue                   $   14.9        $   16.6      -10%
Operating profit          $    1.9        $    2.1      -10%
---------------------------------------------------------------

Revenue and operating profit declines for the first quarter of 2003, compared with 2002, were due mainly to lower raw sugar sales, due to lower production, and higher operating costs, partially offset by higher sugar prices.

-------------------------------------------------------------
                            2003          2002       Change
-------------------------------------------------------------
Tons sugar produced        18,700        25,700       -27%
-------------------------------------------------------------

A later-than-normal startup of the Puunene factory, following an off-season maintenance process, and wet harvesting conditions were the primary factors in the lower sugar production.

Through March 31, 2003, the Company had forward priced 92,900 tons of sugar, or approximately 48 percent of its expected 2003 sales, at an average price of $22.11/cwt. For comparison, the average raw sugar prices for 2002 and 2001 were $21.57/cwt and $21.12/cwt, respectively.

The collective bargaining agreements between the Company's Maui sugar plantation and the ILWU Local 142 expired at the end of January 2003 and two new five-year agreements have subsequently been ratified.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $501 million at March 31, 2003, a decrease of $4 million from December 31, 2002. This net decrease was due primarily to $17 million drawn on variable rate debt facilities and $3 million of lower receivable balances, partially offset by $15 million in higher sugar inventories.

Balance Sheet: Working capital was $104.0 million at March 31, 2003, an increase of $21.4 million from the balance carried at the end of 2002. The higher working capital was due primarily to higher sugar inventories and real estate held for sale.

During the first quarter of 2003, the Company contributed 852 acres of land and improvements with a carrying cost of $27.7 million to the Kukui'Ula joint venture. This transfer reduced Real Estate Developments and increased Investments. No gain or loss was recorded on the transfer.

Long-term Debt, including amounts classified as current, totaled $286.3 million compared with a balance of $257.4 million at December 31, 2002. This increase was due mainly to operating cash requirements and $14.6 million of debt assumed by the Company, as part of a real estate purchase. The assumed debt is secured by the property, bears an interest rate of 8.33 percent, has interest-only payments, and matures in January 2005. The Company can repay this loan in October 2004 without penalty. The weighted average interest rate for the Company's outstanding borrowings at March 31, 2003 was approximately 4%.

Capital Expenditures: For the first quarter of 2003, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $42.7 million. Of this amount, $36.5 million was for real estate acquisitions and property development, $3.7 million was for agricultural projects, $1.6 million was at Matson, and $0.9 million was for renovations to the Company's historic headquarters building in Honolulu. Of the $42.7 million, $20 million was included in Cash Flows from Operating Activities, $11.0 million utilized tax-deferred proceeds and was not included in cash flows, and the remaining $11.7 million was recorded as Cash Flows from Investing Activities.

Real estate acquisitions during the first quarter included the following:

    Boardwalk Shopping Center: Purchased in March 2003 for $23.1 million, the Boardwalk Shopping Center in Austin, Texas comprises 184,600 square feet of retail space. The shopping center is 100 percent occupied with a mix of 29 national and local businesses.

    1100 Alakea Street: Purchased in March 2003 for $20 million, 1100 Alakea Street is a 31-story Class "A" office building with approximately 170,000 square feet of leasable area on 26,000 square-feet of fee simple property in Honolulu, Hawaii. The building is approximately 35 percent occupied. The Company intends to convert the building to fee-simple condominiums.

    Vista Controls Building: Purchased in March 2003 for $4.8 million, the Vista Controls Building is a 51,000 square foot, fully leased, two-story commercial building in Valencia, California.

Cash Flows: Cash Flows from Operating Activities were $6.9 million for the first three months of 2003, compared with Cash Flows used in Operating Activities of $38.3 million for the first three months of 2002. The higher cash flow was due principally to the timing of payments for income taxes in the 2002 first quarter, higher net income, the timing of sales and expenditures for real estate development projects that are classified as Real Estate Held for Sale, and fluctuations in other working capital balances.

Tax-Deferred Real Estate Exchanges: During the first three months of 2003, the Company recorded, on a tax-deferred basis, real-estate sales of $14.4 million. The proceeds from these sales were immediately available for reinvestment in replacement property on a tax-deferred basis. The proceeds from tax-deferred sales are held in escrow pending future use to purchase new real estate assets. Of the total sales proceeds, $3.4 million related to three "reverse 1031" transactions. That amount was included in the Statement of Cash Flows as both Capital expenditures for property and developments and as "Receipts from disposal of property." The remaining $11 million is reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows. During the first quarter of 2003, the company utilized $13.6 million of tax-deferred funds to acquire new income-producing real estate.

Commitments and Contingencies: A description of other financing arrangements in effect at the end of the first quarter is described in Note (4) to the financial statements of Item 1.

Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. In addition, the Company has emergency response and crisis management programs. The Company has received a claim for payment of environmental remediation costs associated with a sugar refinery site, sold in 1994, that previously was owned by California and Hawaiian Sugar Company. Additionally, the Company has self-reported to the State of Hawaii Department of Health, possible violations of state and federal air pollution control regulations at its Maui sugar mill. Although operating in accordance with the requirements of permits issued to the Company, the permits' operating conditions may not have reflected the federal standards fully. The Company believes that the resolution of the two matters noted above will not have a material effect on the Company's financial statements. There have been no substantive changes in these two matters since 2002 year-end.

OTHER MATTERS

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the 2002 consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2002. There have been no changes to the policies since that filing.

Significant Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. The more significant of these include:

1) assumptions underlying the calculation of pension, post-retirement, and non-qualified benefit obligations and costs,

2)    assumptions underlying the carrying value of investments,

3)    the estimation of allowances for doubtful accounts,

4)    the estimation of liabilities for self-insurance programs,

5) the calculation and classification of tax obligations and provisions prior to completion of tax returns and completion of taxing authority audits,

6) the application of cost accounting methods for sugar, molasses and coffee inventory and cost of sales,

7)    depreciable lives and salvage values for fixed assets,

8) liabilities for environmental assessments and remedial efforts,

9) estimates of joint venture earnings or losses prior to the issuance of final annual joint venture financial statements,

10) accruals for obligations incurred but not yet billed to the Company, and

11)   recoverability of claims from losses under insurance coverage.

The Company believes that the methods it uses to determine estimates complies with generally accepted accounting principles consistently applied.

Investments: The Company's joint ventures are described in Item 8 of its most recently filed Form 10-K. During the first quarter of 2003, the Company conveyed, to Kukui'Ula Development Company LLC, 852 acres of land and existing improvements, totaling approximately $27.7 million. In January 2003, the Company entered into a new joint venture agreement with Westridge Executive Building LLC to develop a 64,300 square foot Class "A" suburban office building in Valencia California. The building is expected to be completed in December 2003 at an estimated cost of $12.3 million. The accrual of preferred stock dividends of C&H, subsequent to the write down of the investments in 2001, has been deferred until the investee has sufficient cash flow available to make dividend payments.

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

New and Proposed Accounting Standards: SFAS No. 143, "Accounting for Asset Retirement Obligations," became effective in January 2003. This statement addresses accounting and reporting for obligations and costs that will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings. The adoption of SFAS No. 143 in 2003 had no material effect on the Company's condensed consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of the new standard for restructuring activities initiated after December 31, 2002. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. Accordingly, this standard may affect the timing of recognizing future restructuring costs, as well as the amounts recognized. The adoption of SFAS No. 146 had no material effect on the Company's condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The adoption of FIN 45 had no effect on the Company's 2003 first quarter condensed consolidated financial statements.

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

Additional information about the impacts of newly issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2002.

Pensions: For 2002, the total year benefit was approximately $1.4 million. For 2003, due to market driven lower pension assets and the application of a lower discount rate for the calculation of pension obligations, the Company expects that the full year expense will be approximately $14 million. Additional information regarding pensions is included in Item 8 of the Company's 2002 Form 10-K.

Stock Options: Information regarding the accounting for and pro forma effect of options to purchase shares of the Company's stock is included in Note (5) to the financial statement included in Item 1.

Economic Conditions: The economy of Hawaii continued to perform relatively well in 2003, in spite of a sharp short-term decline in the international portion of its largest industry, tourism, due to the conflict in Iraq, and concern over the direction and pace of the U.S. economy. In spite of a 30-40 percent fall-off in daily international arrivals during the active conflict in Iraq, leading local economists point to job growth in the state (especially in government, education, health and construction), low unemployment (Hawaii's unemployment rate in February was 3%, versus a national rate of 6.4%), personal income growth (4.7% in the most recent data available) and the continuing strong performance of interest rate-sensitive sectors, especially construction and home sales. It is unusual, however, for the state to enjoy sustained growth when the visitor industry, as a whole, is not strong.

The primary concern, then, is how long Hawaii can continue to perform well if the U.S. economy does not pick up, especially now that the Iraq conflict has diminished in intensity. Within the total visitor count, travelers from the U.S. West are especially important because they have been the largest source of growth recently. Visitors from this area also return frequently and are predominant among the offshore buyers of property in Hawaii.

Given reasonable performance of the U.S. and international economies, and assuming no external "event risks," Hawaii may have moderate growth beyond 2004.

Subsequent Events: On April 23 2003, the Company announced that its wholly owned subsidiary, A&B Properties, had signed a letter of intent with MK Management, LLC, formed by The MacNaughton Group and The Kobayashi Group, for the development of "Hokua at 1288 Ala Moana," a 40-story luxury residential condominium in Honolulu. Of the approximate $210 million development cost, A&B will provide equity and mezzanine debt of $40 million.

On April 23, 2003, Matson announced that it intends to reduce its fuel surcharge from 7.5 percent to 6.5 percent, in its Hawaii and Guam services, effective May 4, 2003.

Management Changes: Frank Kiger was promoted to Vice President, Agricultural Operations of A&B's Hawaiian Commercial & Sugar Company (a division of A&B) effective February 5, 2003. He replaced John Hoxie, who retired.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2002. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evalua-tion, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

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

                  A Form 8-K was filed on April 23, 2003 in connection with the Company's 2003 first quarter earnings release.

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



                                      ALEXANDER & BALDWIN, INC.
                                      -------------------------
                                            (Registrant)



Date:  April 25, 2003                 /s/ James S. Andrasick
                                      ------------------------------------
                                          James S. Andrasick
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer



Date:  April 25, 2003                 /s/ Thomas A. Wellman
                                      ------------------------------------
                                          Thomas A. Wellman
                                          Controller

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

                               By /s/ W. Allen Doane
                                  ---------------------------------
                                  W. Allen Doane, President and
                                  Chief Executive Officer
Date:  April 25, 2003

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

                               By /s/ James S. Andrasick
                                  ---------------------------------
                                  James S. Andrasick, Executive Vice President, Chief Financial Officer and Treasurer
Date:  April 25, 2003

                                  EXHIBIT INDEX


11.      Statement re Computation of Per Share Earnings.

99. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.