Form 10-Q
period 2003-06-30
ALEXANDER & BALDWIN INC
filed 2003-07-31
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
                                                             -------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________________ to _______________

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

Number of shares of common stock outstanding as of June 30, 2003:    41,447,803

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 2003 are presented below, with comparative figures from the 2002 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                     (In millions, except per share amounts)

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                           2003               2002              2003               2002
                                                           ----               ----              ----               ----
                                                                 (unaudited)                          (unaudited)
Revenue:
    Operating revenue                                    $    313.3         $     276.7       $     584.9        $     509.5
    Interest and other                                          1.4                 1.9               3.2                4.1
                                                         ----------         -----------       -----------        -----------
        Total revenue                                         314.7               278.6             588.1              513.6
                                                         ----------         -----------       -----------        -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                 252.4               230.1             476.6              428.7
    Selling, general and administrative                        30.1                27.6              59.9               53.4
    Interest                                                    2.4                 3.0               5.0                6.0
                                                         ----------         -----------       -----------        -----------
        Total costs and expenses                              284.9               260.7             541.5              488.1
                                                         ----------         -----------       -----------        -----------

Income Before Taxes                                            29.8                17.9              46.6               25.5
    Income taxes                                               11.0                 6.1              17.1                9.1
                                                         ----------         -----------       -----------        -----------

Income From Continuing Operations                              18.8                11.8              29.5               16.4

Discontinued Operations (net of income taxes):
    Properties                                                  4.4                 1.4              11.3                6.6
                                                         ----------         -----------       -----------        -----------

Net Income                                               $     23.2         $      13.2       $      40.8        $      23.0
                                                         ==========         ===========       ===========        ===========

Basic Earnings Per Share:
    Continuing operations                                $      0.45        $      0.29       $      0.71        $      0.40
    Discontinued operations                                     0.11               0.03              0.28               0.16
                                                         -----------        -----------       -----------        -----------
    Net income                                           $      0.56        $      0.32       $      0.99        $      0.56
                                                         ===========        ===========       ===========        ===========
Diluted Earnings Per Share:
    Continuing operations                                $      0.45        $      0.29       $      0.71        $      0.40
    Discontinued operations                                     0.11               0.03              0.27               0.16
                                                         -----------        -----------       -----------        -----------
    Net income                                           $      0.56        $      0.32       $      0.98        $      0.56
                                                         ===========        ===========       ===========        ===========

Dividends Per Share                                      $     0.225        $     0.225       $     0.450        $     0.450
Average Number of Shares Outstanding                            41.4               41.0              41.4               40.8



See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                             2003               2002               2003               2002
                                                             ----               ----               ----               ----
                                                                   (unaudited)                           (unaudited)

Revenue:
    Transportation:
        Ocean transportation                                $    199.3        $    175.7         $     385.4        $    331.0
        Intermodal services                                       57.4              48.6               108.4              88.9
    Property Development and Management:
        Leasing                                                   20.6              17.4                39.7              35.2
        Sales                                                     26.4              16.6                43.1              53.9
        Less amounts reported in discontinued
           operations                                            (24.1)             (7.3)              (38.5)            (39.6)
    Food Products                                                 35.1              27.6                50.0              44.2
                                                            ----------        ----------         -----------        ----------
        Total revenue                                       $    314.7        $    278.6         $     588.1        $    513.6
                                                            ==========        ==========         ===========        ==========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                                $     23.2        $     13.9         $      35.3        $     16.3
        Intermodal services                                        1.4               0.9                 1.9               1.0
    Property Development and Management:
        Leasing                                                    9.5               7.7                18.1              15.9
        Sales                                                      6.9               2.9                18.5              11.8
        Less amounts reported in discontinued
           operations                                             (7.0)             (2.2)              (18.2)            (10.4)
    Food Products                                                  2.3               1.0                 4.2               3.1
                                                            ----------        ----------         -----------        ----------
        Total operating profit                                    36.3              24.2                59.8              37.7
    Interest Expense                                              (2.4)             (3.0)               (5.0)             (6.0)
    General Corporate Expenses                                    (4.1)             (3.3)               (8.2)             (6.2)
                                                            ----------        ----------         -----------        ----------
    Income From Continuing Operations Before
        Income Taxes                                              29.8              17.9                46.6              25.5
    Income Taxes                                                 (11.0)             (6.1)              (17.1)             (9.1)
                                                            ----------        ----------         -----------        ----------
    Income From Continuing Operations                             18.8              11.8                29.5              16.4
    Discontinued Operations (net of income taxes):
        Properties                                                 4.4               1.4                11.3               6.6
                                                            ----------        ----------         -----------        ----------
    Net Income                                              $     23.2        $     13.2         $      40.8        $     23.0
                                                            ==========        ==========         ===========        ==========





See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                                  (In millions)


                                                                              June 30,                December 31,
                                                                                2003                      2002
                                                                                ----                      ----
                                                                            (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      14.7               $       0.6
    Accounts and notes receivable, net                                              161.6                     155.5
    Inventories                                                                      23.8                      15.0
    Real estate and other assets held for sale                                       26.6                      33.4
    Deferred income taxes                                                            11.9                      12.0
    Prepaid expenses and other assets                                                14.3                      17.2
                                                                              -----------               -----------
        Total current assets                                                        252.9                     233.7
                                                                              -----------               -----------
Investments                                                                          58.0                      32.9
                                                                              -----------               -----------
Real Estate Developments                                                             22.9                      42.0
                                                                              -----------               -----------
Property, at cost                                                                 1,771.0                   1,764.1
    Less accumulated depreciation and amortization                                  822.1                     821.5
                                                                              -----------               -----------
        Property - net                                                              948.9                     942.6
                                                                              -----------               -----------
Capital Construction Fund                                                           210.7                     208.4
                                                                              -----------               -----------
Other Assets                                                                        147.8                     138.0
                                                                              -----------               -----------

        Total                                                                 $   1,641.2               $   1,597.6
                                                                              ===========               ===========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $       9.6               $       9.6
    Accounts payable                                                                 89.1                      80.9
    Other                                                                            81.7                      60.6
                                                                              -----------               -----------
        Total current liabilities                                                   180.4                     151.1
                                                                              -----------               -----------
Long-term Liabilities:
    Long-term debt                                                                  249.4                     247.8
    Deferred income taxes                                                           339.4                     337.8
    Post-retirement benefit obligations                                              43.1                      42.6
    Other                                                                            98.9                      94.6
                                                                              -----------               -----------
        Total long-term liabilities                                                 730.8                     722.8
                                                                              -----------               -----------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    33.9                      33.8
    Additional capital                                                               90.1                      84.8
    Accumulated other comprehensive loss                                            (37.5)                    (26.8)
    Retained earnings                                                               655.1                     643.6
    Cost of treasury stock                                                          (11.6)                    (11.7)
                                                                              -----------               -----------
        Total shareholders' equity                                                  730.0                     723.7
                                                                              -----------               -----------

        Total                                                                 $   1,641.2               $   1,597.6
                                                                              ===========               ===========

See Financial Notes




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                  (In millions)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                      2003                    2002
                                                                                      ----                    ----
                                                                                               (unaudited)

Cash Flows from (used in) Operating Activities                                      $      61.5             $      (7.5)
                                                                                    -----------             -----------

Cash Flows from Investing Activities:
    Capital expenditures                                                                  (19.2)                  (26.3)
    Proceeds from disposal of property and other assets                                     4.9                    18.3
    Capital Construction Fund, net                                                         (2.3)                  (16.6)
    Other                                                                                  (1.9)                   (6.3)
                                                                                    -----------             -----------
        Net cash used in investing activities                                             (18.5)                  (30.9)
                                                                                    -----------             -----------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                             114.9                    39.0
    Payments of long-term debt                                                           (127.9)                  (13.0)
    Net proceeds of short-term debt                                                        --                       7.7
    Proceeds from issuances of capital stock                                                2.7                    12.6
    Dividends paid                                                                        (18.6)                  (18.4)
                                                                                    -----------             -----------
        Net cash from (used in) financing activities                                      (28.9)                   27.9
                                                                                    -----------             -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                $      14.1             $     (10.5)
                                                                                    ===========             ===========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                                       $      (5.3)            $      (6.2)
    Income taxes paid, net of refunds                                                     (11.1)                  (41.0)

Other Non-cash Information:
    Depreciation expense                                                                   35.2                    35.5
    Tax-deferred property sales                                                            33.9                    38.6
    Tax-deferred property purchases                                                       (11.2)                  (38.6)
    Debt assumed in real estate acquisition                                                14.6                    --
    Assets conveyed to joint venture                                                       27.7                    --


See Financial Notes

Financial Notes
(Unaudited)

(1) The Condensed Balance Sheet as of June 30, 2003, the Condensed Statements of Income for the six months ended June 30, 2003 and 2002, and the Condensed Statements of Cash Flows for the six months ended June 30, 2003 and 2002 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2003 estimated effective income tax rate differs from the statutory rate, due primarily to tax credits. The 2002 estimated effective annual income tax rate differs from the statutory rate, due primarily to the favorable settlement of prior years' federal and state tax audits and tax credits.

(3) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

(4) Commitments, excluding operating lease commitments, that were in effect at June 30, 2003, included the following (in millions):

                Vessel purchases                      (a)      $   214.0
                Guarantee of Sea Star debt            (b)      $    28.8
                Guarantee of HS&TC debt               (c)      $    15.0
                Standby letters of credit             (d)      $    19.8
                Bonds                                 (e)      $    13.8
                Benefit plan withdrawal obligations   (f)      $    11.7

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

             (a) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyards, Inc., to purchase two container ships. The total project cost for each ship is approximately $107 million. The first ship is being delivered in the third quarter of 2003 and the second ship is expected to be delivered in the second quarter of 2004. No significant payments are required until the acceptance and delivery of each ship. No obligation for these ships is recorded on the financial statements at June 30, 2003 because conditions necessary to record either a liability or an asset have not been met. The financing for the acquisition is discussed in Management's Discussion and Analysis in this Form 10-Q.

             (b) Matson has guaranteed $28.8 million of the debt of Sea Star Line, LLC ("Sea Star," a business in which Matson holds a minority interest investment) and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be reduced, over time by the required assumption of a specified portion by the majority partner in Sea Star, and by scheduled repayments of the debt by Sea Star. The Company has not recorded any liability for its obligations under the guarantee because it believes that the probability of making any payments is low.

             (c) The Company guarantees up to $15 million of a $30 million revolving credit line of Hawaiian Sugar & Transportation Cooperative's ("HS&TC," a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member). That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of June 30, 2003, the amount drawn was $17 million. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

             (d) The Company has arranged for standby letters of credit totaling $19.8 million. This includes letters of credit, totaling approximately $12.7 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $4.3 million for workers' compensation claims incurred by California & Hawaiian Sugar Company, Inc.
                  ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest) employees, under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003 and the Company understands that C&H has the credit capacity to provide a replacement security deposit. The remaining letters of credit are for insurance-related matters, construction performance guarantees, and other routine operating matters.

             (e) Of the $13.8 million in bonds, $5.9 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work, as part of real-estate development, is completed. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5.3 million of customs bonds and $2.6 million of non-real estate performance bonds.

             (f) The withdrawal liabilities under a Hawaii longshore plan and certain Mainland seagoing plans aggregated approximately $11.7 million as of the most recent valuation dates.

         The State of Hawaii, Department of Taxation ("State") has informed the Company that it believes that a portion of the Company's ocean transportation revenue is subject to the Public Service Company tax and its successor, the General Excise tax. The Company strongly disagrees with the State's overall position. If the State were to prevail fully, the amount of the claim could be material. A liability for this matter has been established in the accompanying balance sheets and, after consultation with legal counsel, management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's operations or financial condition.

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

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the three and six months ended June 30, 2003 and 2002 would have been as follows (in millions, except per share amounts):


                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2003             2002              2003             2002
Net Income:
  As reported                                        $   23.2         $   13.2         $   40.8          $    23.0
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                  (0.3)            (0.3)            (0.6)              (0.7)
                                                     --------         --------         --------          ---------
  Pro forma                                          $   22.9         $   12.9         $   40.2          $    22.3
                                                     ========         ========         ========          =========

Net Income Per Share:
  Basic, as reported                                 $   0.56         $   0.32         $   0.99          $    0.56
  Basic, pro forma                                   $   0.55         $   0.31         $   0.97          $    0.55
  Diluted, as reported                               $   0.56         $   0.32         $   0.98          $    0.56
  Diluted, pro forma                                 $   0.55         $   0.31         $   0.97          $    0.54

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

(6) Certain amounts have been reclassified to conform to the current year's presentation. These amounts include the revenue and operating profit of real estate assets designated as discontinued operations. Discontinued operations were as follows:

                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2003             2002              2003             2002
Discontinued Operations (net of tax)
   Sales of Assets                                   $    4.1         $    0.7         $   10.5          $     5.0
   Leasing Operations                                     0.3              0.7              0.8                1.6
                                                     --------         --------         --------          ---------
     Total                                           $    4.4         $    1.4         $   11.3          $     6.6
                                                     ========         ========         ========          =========

(7) Other Comprehensive Income for the three and six months ended June 30, 2003 and 2002 were as follows, (in millions):

                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2003             2002              2003             2002

Net Income                                           $   23.2         $   13.2         $   40.8          $    23.0
Other Comprehensive Income (Loss):
  Change in valuation of derivative                      (3.0)             --              (3.5)              --
  Company's share of investee's
     minimum pension liability adjustment                 --               --              (7.2)              --
                                                     --------         --------         --------          ---------
 Comprehensive Income                                $   20.2         $   13.2         $   30.1          $    23.0
                                                     ========         ========         ========          =========

         C&H reported a $20.1 million minimum pension liability adjustment and the Company recorded its share of that adjustment during the first quarter of 2003.

(8)      Subsequent Events:  Events subsequent to June 30, 2003 include:

         (a) In July, the Company signed an agreement to acquire three golf courses and 270 acres of undeveloped but fully zoned land at the Wailea Resort on Maui, and two golf courses and an undeveloped hotel site and other vacant lands at the Kauai Lagoons Resort from various subsidiaries of the Shinwa Golf Group. The purchase price of approximately $135 million is subject to closing adjustments and will be funded using existing credit facilities. The transaction is scheduled for closing in early October and will be completed with an affiliate of GolfBC Group.

         (b) In July, the Company executed the operating agreement for the previously announced investment in the development of "Hokua at 1288 Ala Moana" and made an initial investment of approximately $2.5 million.

         (c) On July 21, 2003, the Company borrowed $35 million on an existing $50 million private shelf agreement to take advantage of lower long-term interest rates.

         (d) In July, Matson entered into a time charter agreement with Totem Ocean Trailer Express, Inc. for a roll-on/roll-off vessel. The agreement has a two-year initial term with three one-year renewal options at an average annual expense of $12 million. To accommodate the operations of this new vessel, Matson is negotiating terms for the use of an additional terminal facility in Honolulu. Matson expects to begin using this vessel for the carriage of vehicles in its Hawaii service, during the fourth quarter of 2003. One of Matson's existing vessels will likely be taken out of service in connection with this new deployment.

         (e) During the third quarter of 2003, Matson is expected to take delivery of a new vessel for approximately $107 million. Matson intends to finance the purchase with $55 million of fixed rate, 25 year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. The bonds will be sold concurrent with Matson taking delivery of the new vessel. The remaining $52 million will be funded through withdrawals from the Capital Construction Fund.

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


CONSOLIDATED REVENUE & NET INCOME

------------------------------------------------------------------------------------------------
                                                            Quarter Ended June 30
------------------------------------------------------------------------------------------------
(dollars in millions, except per-share)        2003                 2002             Change
------------------------------------------------------------------------------------------------
Revenue                                      $   314.7          $    278.6             13%
Net income                                   $    23.2          $     13.2             76%
Basic earnings per share                     $     0.56         $      0.32            75%
------------------------------------------------------------------------------------------------

For the second quarter of 2003, revenue was $314.7 million, 13 percent higher than 2002. Net income of $23.2 million for the second quarter of 2003 was 76 percent higher than 2002. Both revenue and net income benefited from higher Matson cargo volumes and rates compared with lower than normal 2002 cargo levels that followed events of September 11, 2001, the mix of real estate sales, and increased leasing results due to both higher occupancies and the timing and amount of commercial property transactions. Revenue also benefited from growth in the intermodal business and from higher raw sugar sales.



---------------------------------------------------------------------------------------------
                                                          Six Months Ended June 30
---------------------------------------------------------------------------------------------
(dollars in millions, except per-share)       2003               2002               Change
---------------------------------------------------------------------------------------------
Revenue                                     $   588.1          $    513.6              15%
Net income                                  $    40.8          $     23.0              77%
Basic earnings per share                    $     0.99         $      0.56             77%
---------------------------------------------------------------------------------------------

For the first half of 2003, revenue was $588.1 million, 15 percent higher than 2002. Net income of $40.8 million for the first half of 2003 was 77 percent higher than 2002. Both of these increases were due to the same factors noted for the second quarter comparison.

The Company's effective tax rate is 37 percent for the first half of 2003, compared to 33 percent for all of 2002, reflecting favorable settlements of tax audits and realization of certain incentives in 2002.

RESULTS OF SEGMENT OPERATIONS
Transportation - Ocean Transportation

-------------------------------------------------------------------------------
                                           Quarter Ended June 30
-------------------------------------------------------------------------------
(dollars in millions)         2003                 2002               Change
-------------------------------------------------------------------------------
Revenue                     $   199.3          $    175.7               13%
Operating profit            $    23.2          $     13.9               67%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers            39,900              40,100                --
  Automobiles                  41,600              35,600               17%
  Guam containers               4,600               4,000               15%
-------------------------------------------------------------------------------

Improved revenue and operating profit for the second quarter of 2003 compared with the second quarter of 2002 were the result of rate actions in 2002 and 2003 (described below), an improved mix of freight, higher automobile volume, improved results from the operations of joint ventures, and productivity improvements at the Sand Island container terminal. These favorable factors were partially offset by increased vessel operating costs following the re-introduction, in late 2002, of an eighth vessel in the Hawaii Service to accommodate the increase in freight volumes, and higher pension costs. The additional vessel was made necessary as freight volumes returned to more normal levels.

Container volume in the Hawaii Service was substantially the same as the second quarter of 2002 but automobile volumes were 17 percent higher. The higher automobile volume reflects principally rental fleet replacements in Hawaii. The Guam service improvement was due mainly to recovery efforts following Typhoon Pongsona.


--------------------------------------------------------------------------------
                                            Six Months Ended June 30
--------------------------------------------------------------------------------
(dollars in millions)            2003                 2002               Change
--------------------------------------------------------------------------------
Revenue                        $   385.4          $    331.0               16%
Operating profit               $    35.3          $     16.3              2.2x
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Volume (Units):
  Hawaii containers               78,900              75,800                4%
  Automobiles                     79,100              60,100               32%
  Guam containers                  9,000               7,900               14%
--------------------------------------------------------------------------------

Improved revenue and operating profit for the first half of 2003 compared with the first half of 2002 were due mainly to recovery of cargo volumes following events of September 11, 2001 as well as the factors noted for the second quarter.

Container volume in the Hawaii Service and automobile volumes were four percent and 32 percent, respectively, higher than in the first six months of 2002, reflecting the recovery in westbound container volumes that had declined in the months following September 11, 2001 and a carryover of freight into 2003 following West Coast port disruptions in the fourth quarter of 2002. Automobile volume changes also reflect increased rental fleet replacements in Hawaii in 2003. As with the second quarter, the 14 percent improvement in Guam service was due mainly to recovery efforts following Typhoon Pongsona.

In January 2003, Matson implemented a terminal handling charge in its Hawaii Service of $200 per container for westbound freight, $100 per container for eastbound freight, and $30 per automobile. Due to increasing fuel costs, Matson increased its fuel surcharge from 3.25 percent to 4.75 percent in May 2002 and to six percent in October 2002 in Hawaii and in November 2002 in Guam. In March 2003, the surcharge was increased to 7.5 percent. In May 2003, Matson reduced its fuel surcharge from 7.5 percent to 6.5 percent, in its Hawaii and Guam services.

Matson expects to take delivery, during the third quarter of 2003, of a new vessel, the M.V. Manukai, constructed at a cost of approximately $107 million. One fully depreciated vessel that is being replaced by this new ship was disposed during the second quarter.


Transportation - Intermodal Services

-------------------------------------------------------------------------------
                                           Quarter Ended June 30
-------------------------------------------------------------------------------
(dollars in millions)             2003             2002            Change
-------------------------------------------------------------------------------
Revenue                         $   57.4        $    48.6            18%
Operating profit                $    1.4        $     0.9            56%
-------------------------------------------------------------------------------

Revenue and operating profit growth in the second quarter of 2003 for the Company's intermodal services business was mainly the result of increased customer volume, especially in international and highway activity.


-------------------------------------------------------------------------------
                                         Six Months Ended June 30
-------------------------------------------------------------------------------
(dollars in millions)             2003             2002            Change
-------------------------------------------------------------------------------
Revenue                         $  108.4        $    88.9           22%
Operating profit                $    1.9        $     1.0           90%
-------------------------------------------------------------------------------

As with the second quarter, revenue and operating profit growth during the first half of 2003 was due mainly to increased customer volume.

The revenue for intermodal services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation for that cargo. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

Property Development and Management - Leasing

-----------------------------------------------------------------------------
                                       Quarter Ended June 30
-----------------------------------------------------------------------------
(dollars in millions)          2003             2002            Change
-----------------------------------------------------------------------------
Revenue                      $   20.6         $   17.4            18%
Operating profit             $    9.5         $    7.7            23%
-----------------------------------------------------------------------------
Occupancy Rates:
  Mainland                      96%              91%               5%
  Hawaii                        90%              87%               3%
-----------------------------------------------------------------------------

Revenue and operating profit growth for the second quarter of 2003, before removing amounts treated as discontinued operations, was the result of higher occupancies for both Mainland and Hawaii commercial leasing portfolios, and the purchases of income-producing property during 2002 and early 2003. The comparison also benefited from a relatively low level of occupancies during the second quarter of 2002.

----------------------------------------------------------------------------
                                      Six Months Ended June 30
----------------------------------------------------------------------------
(dollars in millions)          2003            2002             Change
----------------------------------------------------------------------------
Revenue                      $   39.7        $   35.2             13%
Operating profit             $   18.1        $   15.9             14%
----------------------------------------------------------------------------
Occupancy Rates:
   Mainland                     92%              91%               1%
   Hawaii                       90%              87%               3%
----------------------------------------------------------------------------

Revenue and operating profit growth for the first half of 2003, before removing amounts treated as discontinued operations, was also the result of higher occupancies and the purchases of new income-producing property.

Property Development and Management - Sales

---------------------------------------------------------------------------
                                       Quarter Ended June 30
---------------------------------------------------------------------------
(dollars in millions)           2003            2002            Change
---------------------------------------------------------------------------
Revenue                       $   26.4        $   16.6            59%
Operating profit              $    6.9        $    2.9           2.4x
---------------------------------------------------------------------------

Sales during the second quarter of 2003 included the sales of a commercial property in Reno, Nevada, one industrial lot on Oahu, and three residential properties.

Sales during the second quarter of 2002 included a Colorado shopping center, an 85-acre parcel on Maui, four industrial lots, and seven residential properties.


-----------------------------------------------------------------------
                                    Six Months Ended June 30
-----------------------------------------------------------------------
 (dollars in millions)        2003            2002            Change
-----------------------------------------------------------------------
Revenue                     $   43.1        $   53.9           -20%
Operating profit            $   18.5        $   11.8            57%
-----------------------------------------------------------------------

Sales during the first half of 2003 included six commercial properties (including a seven-acre property on Maui that had a low carrying cost), four industrial lots, and eight residential properties.

Sales during the first half of 2002 included the sales of a seven-building distribution complex in Texas, an 85-acre parcel in upcountry Maui, four commercial properties, five industrial lots, 11 residential properties, and a shopping center in Colorado.

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

Property Development and Management - Discontinued Operations

-------------------------------------------------------------------------------------------------------------
                                          Quarter Ended June 30                 Six Months Ended June 30
-------------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)       2003                 2002              2003                 2002
-------------------------------------------------------------------------------------------------------------
Sales revenue                         $   23.5            $    5.4          $   36.9            $   35.3
Leasing revenue                       $    0.6            $    1.9          $    1.6            $    4.3
Sales operating profit                $    6.6            $    1.0          $   17.0            $    7.8
Leasing operating profit              $    0.4            $    1.2          $    1.2            $    2.6
-------------------------------------------------------------------------------------------------------------

During the second quarter of 2003, the operating results and the proceeds from the sale of the Airport Square property in Reno, Nevada was included in discontinued operations. This property had been designated as discontinued in 2002 due to the planned sale of the property. During the second quarter of 2002, discontinued property sales included the proceeds from the Market Square Shopping Center in Greeley, Colorado.

In addition to the property sales noted above, 2003 discontinued operations included the proceeds from the sales of five commercial properties on Maui (including the Dairy Road Center), and for 2002, the sales of a mainland distribution complex in Texas and one commercial property on Maui.

Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued.

Food Products

--------------------------------------------------------------------------------
                                          Quarter Ended June 30
--------------------------------------------------------------------------------
(dollars in millions)          2003               2002              Change
--------------------------------------------------------------------------------
Revenue                      $   35.1           $   27.6              27%
Operating profit             $    2.3           $    1.0             2.3x
--------------------------------------------------------------------------------
Tons sugar produced            68,900             56,200              23%
--------------------------------------------------------------------------------

Revenue and operating profit improvements for the second quarter of 2003 compared with 2002 were due mainly to higher raw sugar production and higher estimated full year sugar prices, partially offset by higher operating costs for employee benefits and factory maintenance. Quarterly fluctuations in sales and operating profit are normal for this business due to weather, production and other seasonality factors.


-------------------------------------------------------------------------------
                                      Six Months Ended June 30
-------------------------------------------------------------------------------
(dollars in millions)        2003               2002              Change
------------------------------------------------------------------------------
Revenue                    $   50.0           $   44.2             13%
Operating profit           $    4.2           $    3.1             35%
-------------------------------------------------------------------------------
Tons sugar produced          87,600             81,900              7%
-------------------------------------------------------------------------------

Revenue and operating profit improvements for first half of 2003 were due to the same factors noted for the second quarter of the year. Production shortfalls during the first quarter, however, that resulted from wet weather and a delayed harvesting start were partially offset during the second quarter.

Through June 30, 2003, 52 percent of the Company's expected 2003 commodity sugar crop had been forward priced. An additional seven percent of the 2003 crop is food grade and is pre-priced. Average raw sugar prices for the first half of 2003 are approximately two percent higher than the first half of 2002.

In spite of the strong performance in the first half of 2003, the outlook for the Food Products segment for the full year remains lower than the unusually good results for the second half of 2002 due mainly to the timing of production, and price and cost re-estimates during the second half of 2002.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $524.0 million at June 30, 2003, an increase of $19.5 million from December 31, 2002. This net increase was due primarily to $14.1 million increase in cash, $8.3 million in higher sugar inventories and $6.1 million of higher receivable balances, partially offset by $9.0 million drawn on variable rate debt facilities.

Balance Sheet: Working capital was $72.5 million at June 30, 2003, a decrease of $10.1 million from the balance carried at the end of 2002. The lower working capital was due primarily to higher income taxes and trade accounts payable and the Company's third quarter dividend that had been declared, but not paid, at quarter end, partially offset by increased cash and receivable balances and raw sugar inventories. These fluctuations are mostly due to business seasonality.

During the first quarter of 2003, the Company conveyed 852 acres of land and improvements with a carrying cost of $27.7 million to the Kukui'Ula joint venture. This transfer reduced Real Estate Developments and increased Investments. No gain or loss was recorded on the transfer.

Long-term Debt, including amounts classified as current, totaled $259.0 million at June 30, 2003 compared with a balance of $257.4 million at December 31, 2002. This increase includes $14.6 million of debt assumed by the Company, as part of a real estate purchase, net of increased operating cash flow. The weighted average interest rate for the Company's outstanding borrowings at June 30, 2003 was approximately 4%.

On July 21, 2003, the Company borrowed $35 million on an existing $50 million private shelf agreement for the purpose of restructuring some of its debt to take advantage of lower long-term interest rates. This amount carries a term of 10 years at an interest rate of 4.10%. This restructuring will provide the Company with more flexibility to finance medium-term real estate projects and investments.

As noted earlier, Matson expects, subject to certain conditions, to take delivery of a new vessel during the third quarter of 2003 for approximately $107 million. Matson intends to finance the purchase with $55 million of fixed rate, 25 year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. The bonds will be sold concurrent with Matson taking delivery of the new vessel. The remaining $52 million will be funded through withdrawals from the Capital Construction Fund. No decision has been made about the form of financing for the new vessel that will be delivered to Matson during 2004. Matson has, however, received from the Maritime Administration, a commitment to guarantee bonds for up to $75 million for that vessel, of which 35% may be issued at a floating rate.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities were $61.5 million for the first half of 2003, compared with Cash Flows used in Operating Activities of $7.5 million for the first half of 2002. The higher cash flow was due principally to better operating results, the timing of sales and expenditures for real estate development projects that are classified as Real Estate Held for Sale and fluctuations in other working capital balances, including the timing of payments for income taxes in 2002 resulting from a sale of securities in late 2001.

For the first half of 2003, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $50.7 million. Of this amount, $38.5 million was for real estate acquisitions and property development, $5.1 million was for agricultural projects, $5.7 million was at Matson, and $1.4 million was for renovations to the Company's historic headquarters building in Honolulu. Of the $50.7 million, $20.4 million was included in Cash Flows from Operating Activities, $11.2 million utilized tax-deferred proceeds and was not included in cash flows, and the remaining $19.1 million was recorded as Cash Flows from Investing Activities.

Real estate acquisitions during the first half of 2003 included the following:

         Boardwalk Shopping Center: Purchased in March 2003 for $23.1 million, the Boardwalk Shopping Center in Austin, Texas comprises 184,600 square feet of retail space.

         1100 Alakea: Purchased in March 2003 for $20 million, 1100 Alakea is a 31-story Class "A" office building with approximately 170,000 square feet of leasable area on 26,000 square feet of fee simple property in Honolulu, Hawaii. The Company intends to convert the building to fee-simple office condominiums.

         Vista Controls Building: Purchased in March 2003 for $4.8 million, the Vista Controls Building is a 51,000 square foot, fully leased, two-story commercial building in Valencia, California.

In July, the Company signed an agreement to acquire three golf courses and 270 acres of undeveloped but fully zoned land at the Wailea Resort on Maui, and two golf courses and an undeveloped hotel site and other vacant lands at the Kauai Lagoons Resort from various subsidiaries of the Shinwa Golf Group. The purchase price of approximately $135 million is subject to closing adjustments and will be funded using existing credit facilities. The transaction is scheduled for closing in early October and will be completed with an affiliate of GolfBC Group.

Tax-Deferred Real Estate Exchanges: Sales - During the first half of 2003, the Company recorded, on a tax-deferred basis, real-estate sales of $37.3 million. The proceeds from these sales were immediately available for reinvestment in replacement property. The proceeds from tax-deferred sales are held in escrow pending future use to purchase new real estate assets. Of the total sales proceeds, $3.4 million was included in the Statement of Cash Flows as both Capital expenditures for property and developments and as "Receipts from disposal of property." The remaining $33.9 million is reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows.

Purchases - During the first half of 2003, the company utilized $14.6 million of tax-deferred funds to acquire new income-producing assets.

Commitments and Contingencies: A description of other financing arrangements in effect at the end of the first half is described in Note (4) to the financial statements of Item 1.

Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. In addition, the Company has emergency response and crisis management programs. The Company has received a claim for payment of environmental remediation costs associated with a sugar refinery site, sold in 1994, that previously was owned by California and Hawaiian Sugar Company. Additionally, the Company has self-reported to the State of Hawaii Department of Health, possible violations of state and federal air pollution control regulations at its Maui sugar mill. Although operating in accordance with the requirements of permits issued to the Company, the permits' operating conditions may not have reflected the federal standards fully. The Company believes that the resolution of the two matters noted above will not have a material effect on the Company's financial statements and that appropriate accruals for these obligations have been recorded. There have been no substantive changes in these two matters since 2002 year-end.

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

The Company believes that the methods it uses to determine estimates comply with generally accepted accounting principles consistently applied.

Investments: The Company's joint ventures are described in Item 8 of its most recently filed Form 10-K and Item 2 of its most recently filed Form 10-Q.

During the second quarter, the Company announced that its wholly owned subsidiary, A&B Properties, had signed a letter of intent with MK Management, LLC, formed by The MacNaughton Group and The Kobayashi Group, for the development of "Hokua at 1288 Ala Moana," a 40-story luxury residential condominium in Honolulu. The operating agreement for this development was signed in July 2003. A&B's total investment in the venture is expected to be $40 million and will be funded over approximately 18 months.

The accrual of preferred stock dividends of C&H (net of losses), subsequent to the write down of the investments in 2001, has been deferred until the investee has sufficient cash flow available to make dividend payments.

Charter Agreements: Matson and American President Lines, Ltd. ("APL") are parties to the Successor Alliance Slot Hire and Time Charter Agreement dated January 28, 1998 ("APL Agreement"). This APL Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this eight-year APL Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This APL Agreement generates revenue of approximately $2.9 million per month for Matson.

In July, Matson entered into a time charter agreement with Totem Ocean Trailer Express, Inc. for a roll-on/roll-off vessel. The agreement has a two-year initial term with three one-year renewal options at an average annual expense of $12 million. To accommodate the operations of this new vessel, Matson is negotiating terms for the use of an additional terminal facility in Honolulu. Matson expects to begin using this vessel for the carriage of vehicles in its Hawaii service, during the fourth quarter of 2003. One of Matson's existing vessels will likely be taken out of service in connection with this new deployment.

New and Proposed Accounting Standards: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003 provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts. The Company is evaluating the effects of SFAS No. 149, but currently does not expect that the standard will have an effect on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003 and for interim periods beginning after June 15, 2003, requires that certain instruments that were previously classified as equity should be classified as a liability. These include instruments for which redemption is mandatory, that have an obligation to repurchase the issuer's equity shares, and unconditional obligation that must or may be settled by issuing a variable number of the issuer's equity shares, provided that certain characteristics are present. The Company does not have any instruments that would be reclassified, under SFAS No. 150, from equity to liability.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The adoption of FIN 45 had no effect on the Company's 2003 first half condensed consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. For interests in variable interest entities created before February 1, 2003, the Interpretation shall apply to the first interim or annual reporting period beginning after June 15, 2003. The Company has made no investments in Variable Interest Entities during the first half of 2003 and is currently evaluating investments that existed at December 31, 2002 to determine if any such investments are in Variable Interest Entities.

Additional information about the impacts of newly issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 and in Item 2 of the Company's most recently filed Form 10-Q.

Pensions: For 2002, the total year pre-tax pension benefit of approximately $1.4 million was recorded in the Company's income statement. For 2003, due to market driven lower pension assets and the application of a lower discount rate for the calculation of pension obligations, the Company expects that the full year pre-tax expense will be approximately $14 million. Additional information regarding pensions is included in Item 8 of the Company's 2002 Form 10-K.

Stock Options: Information regarding the accounting for and pro forma effect of options to purchase shares of the Company's stock is included in Note (5) to the financial statement included in Item 1.

Economic Conditions: Through midyear 2003, the economy of Hawaii continued to perform reasonably well overall. In spite of some weaker sectors, the State of Hawaii's Department of Business, Economic Development, and Tourism recently raised its projection for real gross state product in 2003 to 2.0 percent, after forecasting 1.7 percent growth just three months ago. The domestic visitor market continues to be strong, and that, plus construction and real estate, are more than offsetting a decline in international visitor arrivals, which is being attributed to concerns over SARS.

Longer-term, the overall economic performances of the U.S. and, to a lesser extent, Japan are the primary factors that can sustain Hawaii's current performance. With even stronger monetary and fiscal stimuli now in place in the U.S., prospects are reasonably good for improvement. Projections for growth in Japan remain modest, but positive.

Construction activity in Hawaii continues at high levels and it is still growing. In the first quarter of 2003, employment in the industry was up nine percent on a year-over-year basis. The contracting tax base in construction, a proxy for construction activity, rose 23 percent between the same periods. Current activity on Oahu alone includes large projects, like senior housing and a new medical school for the University of Hawaii, as well as nearly 1,000 homes and substantial residential renovation activity. Looking ahead, total private construction authorizations rose 95 percent, with all sectors up. Plans for substantial federal projects for replacement of antiquated military housing also are under way.

Management Changes: James S. Andrasick accepted the permanent position of president and chief executive officer of Matson, effective July 15, 2003. Mr. Andrasick will continue as chief financial officer and treasurer of A&B, on an interim basis, until a replacement is named. Mr. Andrasick is also an executive vice president of A&B.

Effective on August 1, 2003, David L. Hoppes was promoted to vice president, ocean services of Matson and John W. Sullivan was promoted to vice president, vessel operations of Matson.

On April 24 2003, Ronald J. Forest was promoted to senior vice president of Matson and Christopher J. Benjamin was promoted to vice president, corporate planning and development of A&B.

Paul E. Stevens resigned as executive vice president of Matson, effective July 29, 2003.

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


ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

      (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on April 24, 2003, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors and (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

            (i) Election of Directors       For        Withheld
                                            ---        --------

                Michael J. Chun          37,351,676      480,005
                Leo E. Denlea, Jr.       37,352,807      478,874
                W. Allen Doane           37,487,033      344,648
                Walter A. Dods, Jr.      32,456,676    5,375,005
                Charles G. King          37,365,434      466,247
                Carson R. McKissick      37,370,477      461,204
                C. Bradley Mulholland    37,490,928      340,753
                Maryanna G. Shaw         37,374,455      457,226
                Charles M. Stockholm     37,355,514      476,167
                Jeffrey N. Watanabe      37,486,212      345,469


           (ii) Election of Auditors        For          Against      Abstain
                                            ---          -------      -------

                                         37,057,292      660,217      114,172

There were no broker non-votes at the Annual Meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits
                  --------

                  11       Statement re Computation of Per Share Earnings.

                  31.1 Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2 Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K
                  -------------------

                  A Form 8-K was filed on July 24, 2003 in connection with the Company's 2003 second quarter earnings release.

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



                                      ALEXANDER & BALDWIN, INC.
                                      -------------------------
                                            (Registrant)



Date:  July 31, 2003                  /s/ James S. Andrasick
                                      ------------------------------------
                                          James S. Andrasick
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer



Date:  July 31, 2003                  /s/ Thomas A. Wellman
                                      ------------------------------------
                                          Thomas A. Wellman
                                          Controller

                                  EXHIBIT INDEX


11       Statement re Computation of Per Share Earnings.

31.1     Certification of Chief Executive Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley  Act of 2002.

31.2     Certification of Chief Financial Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley  Act of 2002.

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.