Form 10-Q
period 2003-09-30
ALEXANDER & BALDWIN INC
filed 2003-10-31
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
                                                             ------------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

                                       N/A
                                       ---
                    (Former name, former address, and former
                   fiscal year, if changed since last report)

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


Number of shares of common stock outstanding as of
September 30, 2003:                                                  41,815,093

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed financial statements and notes for the third quarter and first nine months of 2003 are presented below, with comparative figures from the 2002 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                         Condensed Statements of Income
                     (In millions, except per-share amounts)

                                                             Three Months Ended                  Nine Months Ended
                                                               September 30,                       September 30,
                                                           2003              2002              2003              2002
                                                           ----              ----              ----              ----
                                                                (unaudited)                         (unaudited)
Revenue:
    Operating revenue                                 $      315.1      $      290.2      $     900.0       $     799.5
    Interest and other                                         1.6               2.3              4.8               6.6
                                                      ------------      ------------      -----------       -----------
        Total revenue                                        316.7             292.5            904.8             806.1
                                                      ------------      ------------      -----------       -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                253.5             238.3            730.1             667.0
    Selling, general and administrative                       26.6              26.1             86.5              79.5
    Interest                                                   3.1               3.0              8.1               9.0
                                                      ------------      ------------      -----------       -----------
        Total costs and expenses                             283.2             267.4            824.7             755.5
                                                      ------------      ------------      -----------       -----------

Income Before Taxes                                           33.5              25.1             80.1              50.6
    Income taxes                                              11.8               9.0             28.9              18.1
                                                      ------------      ------------      -----------       -----------

Income From Continuing Operations                             21.7              16.1             51.2              32.5

Discontinued Operations (net of income taxes):
    Properties                                                  --               1.7             11.3               8.3
                                                      ------------      ------------      -----------       -----------

Net Income                                            $       21.7      $       17.8      $      62.5       $      40.8
                                                      ============      ============      ===========       ===========

Basic Earnings Per Share:
    Continuing operations                             $       0.52      $       0.39      $      1.23       $      0.80
    Discontinued operations                                     --              0.04             0.28              0.20
                                                      ------------      ------------      -----------       -----------
    Net income                                        $       0.52      $       0.43      $      1.51       $      1.00
                                                      ============      ============      ===========       ===========

Diluted Earnings Per Share:
    Continuing operations                             $       0.52      $       0.39      $      1.23       $      0.79
    Discontinued operations                                    --               0.04             0.27              0.20
                                                      ------------      ------------      -----------       -----------
    Net income                                        $       0.52      $       0.43      $      1.50       $      0.99
                                                      ============      ============      ===========       ===========

Dividends Per Share                                   $      0.225      $      0.225      $     0.675       $     0.675
Average Number of Shares Outstanding                          41.6              41.2             41.5              40.9




See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                             2003               2002               2003               2002
                                                             ----               ----               ----               ----
                                                                   (unaudited)                           (unaudited)

Revenue:
    Transportation:
        Ocean transportation                            $      191.6       $       181.2      $        577.0     $        512.2
        Logistics services                                      60.8                53.8               169.2              142.7
    Property Development and Management:
        Leasing                                                 20.3                18.8                60.0               54.0
        Sales                                                   10.4                 7.3                53.5               61.2
        Less amounts reported in discontinued
           operations                                           --                  (3.6)              (38.5)             (43.2)
    Food Products                                               33.6                35.0                83.6               79.2
                                                        ------------       -------------      --------------     --------------
        Total revenue                                   $      316.7       $       292.5      $        904.8     $        806.1
                                                        ============       =============      ==============     ==============

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                            $       25.1       $        16.9      $         60.4     $         33.2
        Logistics services                                       1.4                 1.4                 3.3                2.4
    Property Development and Management:
        Leasing                                                  9.1                 8.6                27.2               24.5
        Sales                                                    2.6                 2.4                21.1               14.2
        Less amounts reported in discontinued
           operations                                           --                  (2.8)              (18.2)             (13.2)
    Food Products                                                0.4                 4.9                 4.6                8.0
                                                        ------------       -------------      --------------     --------------
        Total operating profit                                  38.6                31.4                98.4               69.1
    Interest Expense                                            (3.1)               (3.0)               (8.1)              (9.0)
    General Corporate Expenses                                  (2.0)               (3.3)              (10.2)              (9.5)
                                                        ------------       -------------      --------------     --------------
    Income From Continuing Operations Before
        Income Taxes                                            33.5                25.1                80.1               50.6
    Income Taxes                                               (11.8)               (9.0)              (28.9)             (18.1)
                                                        ------------       -------------      --------------     --------------
    Income From Continuing Operations                           21.7                16.1                51.2               32.5
    Discontinued Operations (net of income taxes):
        Properties                                              --                   1.7                11.3                8.3
                                                        ------------       -------------      --------------     --------------
    Net Income                                          $       21.7       $        17.8      $         62.5     $         40.8
                                                        ============       =============      ==============     ==============










See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                            Condensed Balance Sheets
                                  (In millions)

                                                                           September 30,              December 31,
                                                                                2003                      2002
                                                                                ----                      ----
                                                                            (unaudited)
                                                         ASSETS
Current Assets:
    Cash and cash equivalents                                               $        24.8               $        0.6
    Accounts and notes receivable, net                                              155.8                      155.5
    Inventories                                                                      17.7                       15.0
    Real estate and other assets held for sale                                       20.9                       33.4
    Deferred income taxes                                                            11.6                       12.0
    Prepaid expenses and other assets                                                19.4                       17.2
                                                                            -------------               ------------
        Total current assets                                                        250.2                      233.7
                                                                            -------------               ------------
Investments                                                                          63.3                       32.9
                                                                            -------------               ------------
Real Estate Developments                                                             24.8                       42.0
                                                                            -------------               ------------
Property, at cost                                                                 1,892.5                    1,764.1
    Less accumulated depreciation and amortization                                  830.4                      821.5
                                                                            -------------               ------------
        Property - net                                                            1,062.1                      942.6
                                                                            -------------               ------------
Capital Construction Fund                                                           170.0                      208.4
                                                                            -------------               ------------
Other Assets                                                                        204.3                      138.0
                                                                            -------------               ------------

        Total                                                               $     1,774.7               $    1,597.6
                                                                            =============               ============

                                                     LIABILITIES AND
                                                  SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                     $        11.8               $        9.6
    Accounts payable                                                                 92.7                       80.9
    Other                                                                            76.7                       60.6
                                                                            -------------               ------------
        Total current liabilities                                                   181.2                      151.1
                                                                            -------------               ------------
Long-term Liabilities:
    Long-term debt                                                                  365.6                      247.8
    Deferred income taxes                                                           340.3                      337.8
    Post-retirement benefit obligations                                              43.3                       42.6
    Other                                                                            80.6                       94.6
                                                                            -------------               ------------
        Total long-term liabilities                                                 829.8                      722.8
                                                                            -------------               ------------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    34.2                       33.8
    Additional capital                                                              100.0                       84.8
    Accumulated other comprehensive loss                                            (34.0)                     (26.8)
    Retained earnings                                                               675.1                      643.6
    Cost of treasury stock                                                          (11.6)                     (11.7)
                                                                            -------------               ------------
        Total shareholders' equity                                                  763.7                      723.7
                                                                            -------------               ------------

        Total                                                               $     1,774.7               $    1,597.6
                                                                            =============               ============




See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                       Condensed Statements of Cash Flows
                                  (In millions)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 2003                      2002
                                                                                 ----                      ----
                                                                                          (unaudited)

Cash Flows from Operating Activities                                        $          115.1          $           43.2
                                                                            ----------------          ----------------

Cash Flows from Investing Activities:
    Capital expenditures                                                              (130.4)                    (33.0)
    Proceeds from disposal of property and other assets                                  6.3                      19.2
    Capital Construction Fund, net                                                      38.4                     (52.1)
    Deposit in escrow for property purchase                                            (76.9)                     --
    Other                                                                               (4.8)                     (6.3)
                                                                            ----------------          ----------------
        Net cash used in investing activities                                         (167.4)                    (72.2)
                                                                            -----------------         ----------------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                          225.9                      73.0
    Payments of long-term debt                                                        (132.7)                    (29.0)
    Net payments of short-term debt                                                      -                       (12.4)
    Proceeds from issuances of capital stock                                            11.3                      14.7
    Dividends paid                                                                     (28.0)                    (27.6)
                                                                            ----------------          ----------------
        Net cash from (used in) financing activities                                    76.5                      18.7
                                                                            ----------------          ----------------

Net Increase (Decrease) in Cash and Cash Equivalents                        $           24.2          $          (10.3)
                                                                            ================          ================

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                               $           (8.0)         $           (8.9)
    Income taxes paid, net of refunds                                                  (22.6)                    (43.9)

Other Non-cash Information:
    Accrued deposit to Capital Construction Fund, net                                   --                        (4.0)
    Depreciation expense                                                               (52.3)                    (52.9)
    Tax-deferred property sales                                                         33.9                      40.3
    Tax-deferred property purchases                                                    (29.9)                    (38.6)
    Debt assumed in real estate acquisition                                             14.6                      --
    Assets conveyed to joint venture                                                    27.7                      --









See Financial Notes

Financial Notes
(Unaudited)

(1) The Condensed Balance Sheet as of September 30, 2003, the Condensed Statements of Income for the nine months ended September 30, 2003 and 2002, and the Condensed Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2003 estimated effective income tax rate differs from the statutory rate, due primarily to tax credits and life insurance. The 2002 estimated effective annual income tax rate differs from the statutory rate, due primarily to the favorable settlement of prior years' federal and state tax audits and tax credits.

(3) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, if the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Land, residential houses, and office condominium units are generally considered inventory and the sales of these assets are not included in discontinued operations.

(4) Commitments, excluding operating lease commitments, that were in effect at September 30, 2003, included the following (in millions):

                Vessel purchase                           (a)      $    107.0
                Guarantee of Sea Star debt                (b)      $     28.0
                Guarantee of HS&TC debt                   (c)      $     15.0
                Standby letters of credit                 (d)      $     18.6
                Bonds                                     (e)      $     13.7
                Benefit plan withdrawal obligations       (f)      $     29.1

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

            (a) During 2002, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc., to purchase two container ships. The total project cost for each ship is approximately $107 million. The first ship was delivered in September 2003 and the second ship is expected to be delivered in the third quarter of 2004. No payment for the second ship is required until acceptance and delivery. The Company has not recorded an obligation for the second ship because conditions necessary to record either a liability or an asset have not been met. The financing for the acquisitions is discussed in Management's Discussion and Analysis in this Form 10-Q.

            (b) Matson has guaranteed $28.0 million of the debt of Sea Star Line, LLC ("Sea Star," a business in which Matson holds a minority interest investment) and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be reduced, over time by the required assumption of a specified portion by the majority partner in Sea Star, and by scheduled repayments of the debt by Sea Star. The Company has not recorded any liability for its obligations under the guarantee because it believes that the probability of making any payments is low.

            (c) The Company guarantees up to $15 million of a $30 million revolving credit line of Hawaiian Sugar & Transportation Cooperative ("HS&TC," a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member). That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of September 30, 2003, the amount drawn was $21 million. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

            (d) The Company has arranged for standby letters of credit totaling $18.6 million. This includes letters of credit, totaling approximately $12.6 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3.2 million for workers' compensation claims incurred by California & Hawaiian Sugar Company, Inc. ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest) employees, under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The obligation to provide this letter of credit expires on December 24, 2003. The remaining letters of credit are for insurance-related matters, construction performance guarantees, and other routine operating matters.

            (e) Of the $13.7 million in bonds, $5.9 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work, as part of real-estate development, is completed. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5.3 million of customs bonds and $2.5 million of non-real estate performance bonds.

            (f) The withdrawal liabilities under a Hawaii longshore plan and certain Mainland seagoing plans aggregated approximately $29.1 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate the termination of any of the aforementioned plans.

         The State of Hawaii Department of Taxation ("State") has informed the Company that it believes that a portion of the Company's past and future ocean transportation revenue has been and is subject to the Public Service Company tax and its successor, the General Excise tax. The Company strongly disagrees with the State's overall position. If the State were to prevail fully, the amount of the claim could be material. A liability for this matter has been established in the accompanying balance sheets and, after consultation with legal counsel, management believes that the ultimate disposition of this matter will not have a material adverse effect on the Company's operations or financial condition.

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

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the quarter and nine months ended September 30, 2003 and 2002 would have been as follows (in millions, except per share amounts):




                                                          Quarter Ended                    Nine Months Ended
                                                           September 30                      September 30
                                                           ------------                      ------------
                                                      2003             2002              2003             2002
Net Income:
  As reported                                        $   21.7         $   17.8         $   62.5          $   40.8
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                  (0.3)            (0.3)            (0.9)             (1.1)
                                                     --------         --------         --------          --------
  Pro forma                                          $   21.4         $   17.5         $   61.6          $   39.7
                                                     ========         ========         ========          ========

Net Income Per-share:
  Basic, as reported                                 $   0.52         $   0.43         $   1.51          $   1.00
  Basic, pro forma                                   $   0.51         $   0.42         $   1.48          $   0.97
  Diluted, as reported                               $   0.52         $   0.43         $   1.50          $   0.99
  Diluted, pro forma                                 $   0.51         $   0.42         $   1.48          $   0.96

Effect on average shares outstanding
of assumed exercise of stock options (in
millions of shares):
  Average number of shares outstanding                   41.6             41.2             41.5              40.9
  Effect of assumed exercise of outstanding
  stock options                                           0.3              0.1              0.2               0.3
                                                         ----             ----             ----               ---
  Average number of shares outstanding after
  assumed exercise of outstanding stock options          41.9             41.3             41.7              41.2
                                                         ====             ====             ====              ====

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

(6) Certain amounts have been reclassified to conform to the current year's presentation. These amounts include the revenue and operating profit of real estate assets designated as discontinued operations. Discontinued operations were as follows:

                                                          Quarter Ended                    Nine Months Ended
                                                           September 30                      September 30
                                                           ------------                      ------------
                                                      2003             2002              2003             2002
Discontinued Operations (net of tax)
   Sales of Assets                                         --         $    1.0         $   10.5          $    5.9
   Leasing Operations                                      --              0.7              0.8               2.4
                                                      --------        --------         --------          --------
     Total                                                 --         $    1.7         $   11.3          $    8.3
                                                      ========        ========         ========          ========


(7) Other Comprehensive Income for the quarter and nine months ended September 30, 2003 and 2002 was as follows, (in millions):

                                                          Quarter Ended                    Nine Months Ended
                                                           September 30                      September 30
                                                           ------------                      ------------
                                                      2003             2002              2003             2002

Net Income                                           $   21.7         $   17.8         $   62.5          $   40.8
Other Comprehensive Income (Loss):
  Change in valuation of derivative                       3.5              --               --               --
  Company's share of investee's
     minimum pension liability adjustment                 --               --              (7.2)             --
                                                     --------         --------         --------          --------
Comprehensive Income                                 $   25.2         $   17.8         $   55.3          $   40.8
                                                     ========         ========         ========          ========

         The change in valuation of derivative amount reflects the funding of the first of two vessel purchases and the settlement of one interest rate lock agreement. A second agreement is expected to remain in place until delivery and funding of the second vessel in 2004.

         C&H reported a $20.1 million minimum pension liability adjustment and the Company recorded its share of that adjustment during the first quarter of 2003.

(8) Subsequent Events: On October 1, 2003, A&B and an affiliate of GolfBC Group ("GolfBC," a Vancouver-based company unrelated to A&B) acquired certain real estate assets from various subsidiaries of the Shinwa Golf Group ("Shinwa"). A&B purchased 270 acres of residential and commercial zoned property at the Wailea Resort for approximately $67 million. GolfBC purchased three golf courses and a tennis center at the Wailea Resort and two golf courses and other lands at the Kauai Lagoons Resort. At September 30, 2003, since the transaction was funded prior to quarter-end, A&B had included an investment for its purchase on the Condensed Balance Sheet in Non-current Assets - Other. This amount, including amounts to be funded from escrow, is also included in the Condensed Statement of Cash Flows as Cash Flows from Investing Activities. Upon closing in October, the amounts were transferred to Real Estate Developments and Real Estate Held for Sale on the Balance Sheet and to Capital Expenditures on the Statement of Cash Flows.

         On October 15, 2003, the Company purchased, for approximately $11 million, the Broadlands Shopping Center, a 95,250 square-foot, Safeway anchored neighborhood shopping center located in Broomfield, Colorado, a suburb north of Denver. The acquisition of this shopping center completes the tax-deferred property exchange that was initiated with the June 2003 sale of the Airport Square shopping center, located in Reno, Nevada.

(9) Change in Accounting: In September 2003, the Company changed its method of accounting for vessel voyage revenue from the commencement of voyage to recognizing revenue based on the percentage of relative transit time in each reporting period. Recording voyage expenses was changed from commencement of voyage to when the related voyage costs are incurred. This did not have a material effect on the third quarter results.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to, the following factors:

1)       economic conditions in Hawaii and elsewhere;
2)       market demand;
3) competitive factors and pricing pressures in the Company's primary markets;
4) legislative and regulatory environments at the federal, state and local levels, such as government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
5)       performance of pension assets;
6) availability of water for irrigation and to support real-estate development;
7)       performance of unconsolidated affiliates and ventures;
8)       significant fluctuations in raw sugar prices;
9)       significant fluctuations in fuel prices;
10)      resolution of tax issues with the IRS or state tax authorities;
11) labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
12) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
13)      acts of terrorism;
14)      risks associated with current or future litigation; and
15) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

---------------------------------------------------------------------------------------------------------
                                                            Quarter Ended September 30
---------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share)          2003                 2002                 Change
---------------------------------------------------------------------------------------------------------
Revenue                                        $   316.7            $    292.5                 8%
Net income                                     $    21.7            $     17.8                22%
Basic earnings per share                       $    0.52            $     0.43                21%
---------------------------------------------------------------------------------------------------------

For the third quarter of 2003, revenue was $316.7 million, eight percent higher than 2002. Net income of $21.7 million for the third quarter of 2003 was 22 percent higher than 2002. Both revenue and net income benefited from higher Matson cargo rates, revenue yields and volumes compared with lower than normal 2002 cargo levels that followed events of September 11, 2001, continued improvements in ship terminal productivity, the mix of real estate sales, increased leasing results due to both higher occupancies and the timing and amount of commercial property transactions. These benefits were partially offset by higher vessel operating, pension and labor costs. Revenue also benefited from growth in the logistics business.

---------------------------------------------------------------------------------------------------------
                                                          Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share)          2003                 2002                 Change
---------------------------------------------------------------------------------------------------------
Revenue                                        $   904.8            $    806.1                12%
Net income                                     $    62.5            $     40.8                53%
Basic earnings per share                       $    1.51            $     1.00                51%
---------------------------------------------------------------------------------------------------------

For the first nine months of 2003, revenue was $904.8 million, 12 percent higher than 2002. Net income of $62.5 million for the first nine months of 2003 was 53 percent higher than 2002. Both of these increases were due to the same factors noted for the third quarter comparison.

The Company's effective tax rate is 36.5 percent for the first nine months of 2003, compared to 33 percent for all of 2002, reflecting primarily favorable settlements of tax audits and realization of certain tax incentives in 2002.

RESULTS OF SEGMENT OPERATIONS
Transportation - Ocean Transportation

--------------------------------------------------------------------------------
                                      Quarter Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   191.6            $   181.2                  6%
Operating profit         $    25.1            $    16.9                 49%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers         41,300               39,900                  4%
  Automobiles               29,900               32,400                 -8%
  Guam containers            4,700                4,300                  9%
--------------------------------------------------------------------------------

Improved revenue and operating profit for the third quarter of 2003 compared with the third quarter of 2002 were the result of rate actions in 2002 and 2003 (described below), a greater mix of higher-margin freight, and improved results from the operations of joint ventures. These favorable factors were partially offset by increased vessel operating costs, higher pension and labor costs and lower automobile carriage. The third quarter, absent unusual transactions, is historically the strongest quarter of the year for Ocean Transportation.

Container volume in the Hawaii Service was four percent higher than 2002 reflecting market growth due, in part, to the improving Hawaii economy. The eight percent lower automobile volume for the third quarter of 2003 reflects principally the earlier than normal rental fleet replacements and dealer shipments, in 2002, as West Coast port disruptions escalated. The Guam service improvement was due mainly to continued recovery efforts following Typhoon Pongsona.


--------------------------------------------------------------------------------
                                      Nine Months Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   577.0            $   512.2                 13%
Operating profit         $    60.4            $    33.2                 82%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Volume (Units):
  Hawaii containers        120,200              115,700                  4%
  Automobiles              109,000               92,500                 18%
  Guam containers           13,700               12,200                 12%
--------------------------------------------------------------------------------

Improved revenue and operating profit for the first nine months of 2003 compared with the first nine months of 2002 were due mainly to the same factors noted for the third quarter, higher container volume and productivity improvements at the Sand Island container terminal.

Container volume in the Hawaii Service and automobile volumes were four percent and 18 percent, respectively, higher than in the first nine months of 2002, reflecting the recovery in westbound container volumes that had declined in the months following September 11, 2001 and a carryover of freight into 2003 following West Coast port disruptions in the fourth quarter of 2002. Automobile volume changes also reflect increased rental fleet replacements in Hawaii in 2003, partially offset by the acceleration of some 2002 automobile carriage into the third quarter of that year. As with the third quarter, the 12 percent improvement in Guam service was due mainly to recovery efforts following Typhoon Pongsona.

In January 2003, Matson implemented a terminal handling charge in its Hawaii Service of $200 per container for westbound freight, $100 per container for eastbound freight, and $30 per automobile. To mitigate the effects of fluctuating fuel costs, Matson charges a fuel surcharge. The changes in the Hawaii surcharge during 2002 and 2003 were:

--------------------------------------------------
Month of Change             From          To
--------------------------------------------------
--------------------------------------------------
May 2002                      3.25%        4.75%
October 2002                  4.75%        6.00%
March 2003                    6.00%        7.50%
May 2003                      7.50%        6.50%
September 2003                6.50%        7.50%
--------------------------------------------------


During the third quarter of 2003, Matson took delivery of a new vessel, the M.V. Manukai, constructed at a project cost of approximately $107 million.

Transportation - Logistics Services

--------------------------------------------------------------------------------
                                      Quarter Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   60.8             $    53.8                 13%
Operating profit         $    1.4             $     1.4                  --
--------------------------------------------------------------------------------

Revenue growth in the third quarter of 2003 for the Company's logistics services business was mainly the result of increased customer volume, especially in international and highway activity.


--------------------------------------------------------------------------------
                                      Nine Months Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $  169.2             $   142.7                 19%
Operating profit         $    3.3             $     2.4                 38%
--------------------------------------------------------------------------------

As with the third quarter, revenue and operating profit growth during the first nine months of 2003 was due mainly to the increased customer volume.

The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation for that cargo. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

This component of the Transportation segment was previously referred to as "Intermodal Services." Matson Intermodal Services, Inc. has been renamed Matson Integrated Logistics, Inc. to better reflect its business interests.

Property Development and Management - Leasing (before removing amounts classified as discontinued operations)


--------------------------------------------------------------------------------
                                      Quarter Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   20.3             $    18.8                  8%
Operating profit         $    9.1             $     8.6                  6%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                    96%                   92%                  4%
  Hawaii                      90%                   90%                  --
--------------------------------------------------------------------------------

Revenue and operating profit growth for the third quarter of 2003 was the result of higher occupancies for the Mainland commercial leasing portfolio and the purchases of income-producing property in the fourth quarter of 2002 and in 2003.

--------------------------------------------------------------------------------
                                      Nine Months Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   60.0             $    54.0                 11%
Operating profit         $   27.2             $    24.5                 11%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                   93%                   91%                  2%
   Hawaii                     90%                   88%                  2%
--------------------------------------------------------------------------------

Revenue and operating profit growth for the first nine months of 2003, before removing amounts treated as discontinued operations, was also the result of higher occupancies for both the Mainland and Hawaii portfolios and the purchases of new income-producing property.

Property Development and Management - Sales (before removing amounts classified as discontinued operations)

--------------------------------------------------------------------------------
                                      Quarter Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   10.4             $     7.3                 42%
Operating profit         $    2.6             $     2.4                  8%
--------------------------------------------------------------------------------

Sales during the third quarter of 2003 included the sales of 15 residential properties, six industrial lots on Oahu, and 31 joint venture residential units.

Sales during the third quarter of 2002 included three business parcel sales and 12 residential properties.

--------------------------------------------------------------------------------
                                      Nine Months Ended September 30
--------------------------------------------------------------------------------
 (dollars in millions)       2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   53.5             $    61.2                -13%
Operating profit         $   21.1             $    14.2                 49%
--------------------------------------------------------------------------------

Sales during the first nine months of 2003 included a shopping center in Nevada, eight commercial properties on Maui (including a seven-acre property that had a low carrying cost), seven industrial lots on Oahu, and 23 residential properties. Results also reflect the Company's share of earnings in two residential real estate joint ventures that, combined, sold 96 residential units in 2003. The largest property sales transactions that were expected for 2003 have been closed, but the Company will continue to have sales of lower-margin real estate inventory through the fourth quarter.

Sales during the first nine months of 2002 included the sales of a seven-building distribution complex in Texas, an 85-acre parcel in Upcountry Maui, seven commercial properties, five industrial lots, 23 residential properties, and a shopping center in Colorado.

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

Property Development and Management - Discontinued Operations

---------------------------------------------------------------------------------------------------------------------------
                                             Quarter Ended September 30               Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)            2003                 2002                 2003                  2002
---------------------------------------------------------------------------------------------------------------------------
Sales revenue                                  --               $    1.8             $   36.9             $   37.1
Leasing revenue                                --               $    1.8             $    1.6             $    6.1
Sales operating profit                         --               $    1.6             $   17.0             $    9.4
Leasing operating profit                       --               $    1.2             $    1.2             $    3.8
---------------------------------------------------------------------------------------------------------------------------

There were no sales of property during the third quarter of 2003 that resulted in discontinued operations. During the third quarter of 2002, discontinued property sales included the proceeds from two commercial properties on Maui.

Total year 2003 discontinued operations included the proceeds from the sales of Airport Square in Nevada, five commercial properties on Maui (including the Dairy Road Center), and for 2002, the sales of a mainland distribution complex in Texas, the Market Square Shopping Center in Colorado, and three commercial properties on Maui.

Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued. At September 30, 2003 the Company had not designated any income earning property as "available for sale."

Food Products

--------------------------------------------------------------------------------
                                      Quarter Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $   33.6             $    35.0                 -4%
Operating profit         $    0.4             $     4.9                -92%
--------------------------------------------------------------------------------
Tons sugar produced        68,600                72,900                 -6%
--------------------------------------------------------------------------------

Revenue and operating profit declined for the third quarter of 2003 compared with 2002 due mainly to lower raw sugar production, higher pension, labor and insurance costs, factory maintenance expenses, lower power revenue, and an accrual for the proposed penalty discussed below under "Environmental Matters." These factors were partially offset by higher estimated full-year sugar prices. Quarterly fluctuations in sales and operating profit are normal for this business due to weather, production and other seasonality factors.

Lower sugar production during the third quarter was affected by a series of malicious fires that consumed over 800 acres of sugar cane. This was a five-fold increase in acres consumed by malicious fires compared with each of the prior two years. Cane fires disrupt normal harvesting practices and result in lower yields per acre. A police task force has been formed to investigate this issue.

--------------------------------------------------------------------------------
                                      Nine Months Ended September 30
--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                  $     83.6           $    79.2                  6%
Operating profit         $      4.6           $     8.0                -43%
--------------------------------------------------------------------------------
Tons sugar produced         156,200             154,800                  1%
--------------------------------------------------------------------------------

Revenue increased due to higher production and raw sugar prices. Operating profit declined for first nine months of 2003 due to the same factors noted for the third quarter of the year.

Through September 30, 2003, approximately 80 percent of the Company's expected 2003 commodity sugar crop had been priced. An additional seven percent of the 2003 crop is food grade and is sold at prices higher than the commodity prices. Average revenue per ton of sugar for 2003 is expected to be approximately 4.5 percent higher than in 2002.

The outlook for the Food Products segment for the full year remains lower than the unusually good results for 2002 due mainly to lower production and higher pension costs. Sugar production for 2003 is expected to be moderately lower than the 215,900 tons produced in 2002.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $468.5 million at September 30, 2003, a decrease of $36 million from December 31, 2002. The net decrease was due primarily to $62 million of lower balances available under variable rate debt facilities partially offset by $24 million of higher cash balances. The remaining difference was due mainly to seasonal inventory fluctuations.

Balance Sheet: Working capital was $69.0 million at September 30, 2003, a decrease of $13.6 million from the balance carried at the end of 2002. The lower working capital was due primarily to higher trade accounts payable and income tax balances, partially offset by increased cash balances and raw sugar inventories. These fluctuations are mostly due to business cyclicality.

During the first quarter of 2003, the Company conveyed 852 acres of land and improvements with a carrying cost of $27.7 million to the Kukui'Ula joint venture. This transfer reduced Real Estate Developments and increased Investments. No gain or loss was recorded on the transfer.

Long-term Debt, including amounts classified as current, totaled $377.4 million at September 30, 2003 compared with a balance of $257.4 million at December 31, 2002. This $120 million increase includes $67 million of borrowing to purchase assets at the Wailea Resort (described below), $55 million of new Title XI bonds (described below), $14.6 million of debt assumed by the Company (as part of the purchase price for a real estate transaction), offset by cash generated from operations. The weighted average interest rate for the Company's outstanding borrowings at September 30, 2003 was approximately 4%.

In July 2003, the Company borrowed $35 million on an existing $50 million private shelf agreement for the purpose of restructuring some of its debt to take advantage of lower long-term interest rates. The $35 million loan is for 10 years and bears an interest rate of 4.10%. The Company intends to increase the remaining $15 million available under the private shelf agreement to $75 million during the fourth quarter of 2003. This increased facility will provide the Company with more flexibility to finance medium-term real estate projects and investments.

In September 2003, Matson borrowed $15 million on its $50 million private shelf agreement and used the proceeds to retire higher-rate Special Facility Revenue Bonds that had been issued by the State of Hawaii Department of Transportation and for which Matson was obligated to pay terminal facility rent equal to the principal and interest on the bonds.

As noted previously, Matson took delivery of a new vessel in September 2003. This vessel, with a total project cost of approximately $107 million was partially financed with $55 million of 5.337% fixed-rate, 25 year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. The remaining project cost was financed with the Capital Construction Fund and operating cash flows. No decision has been made about the form of financing for the new vessel that will be delivered to Matson during 2004. Matson has, however, received from the Maritime Administration, a commitment to guarantee bonds for up to $75 million for the purchase of that vessel, of which 35% may be issued at a floating rate.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities were $115.1 million for the first nine months of 2003, compared with Cash Flows from Operating Activities of $43.2 million for the first nine months of 2002. The higher cash flow was due to better operating results, the timing of sales and expenditures for real estate development projects that are classified as Real Estate Held for Sale and fluctuations in other working capital balances, including the timing of payments for income taxes in 2002 resulting from a sale of securities in late 2001.

For the first nine months of 2003, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $183.7 million. This was comprised principally of $61.0 million for real estate acquisitions and property development, $114.7 million for Matson's new vessel, container equipment and office relocation, and $6.5 million for agricultural projects. Of the $183.7 million, $23.4 million was included in Cash Flows from Operating Activities, $29.9 million utilized tax-deferred proceeds and was not included in cash flows, and the remaining $130.4 million was recorded as Cash Flows from Investing Activities.

Real estate acquisitions during the first nine months of 2003 included the following:

         Boardwalk Shopping Center: Purchased in March 2003 for $23.1 million, the Boardwalk Shopping Center in Austin, Texas comprises 184,600 square feet of retail space.

         Alakea Corporate Tower: Purchased in March 2003 for $20 million, the Alakea Corporate Tower is a 31-story Class "A" office building with approximately 170,000 square feet of leasable area on 26,000 square feet of fee simple property in Honolulu, Hawaii. The Company has converted the building to fee-simple office condominiums and will begin selling units during the fourth quarter of 2003.

         Vista Controls Building: Purchased in March 2003 for $4.8 million, the Vista Controls Building is a 51,000 square foot, fully leased, two-story commercial building in Valencia, California.

         Napili Plaza: Purchased in August 2003 for $7.1 million, the Napili Plaza is a 45,200 square foot neighborhood retail center in West Maui.

         Centennial Plaza: Purchased in September 2003 for $7.9 million, the Centennial Plaza is a 244,000 square foot, 3-building complex on 14.6 fee-simple acres at the Centennial Industrial Park in Salt Lake City, Utah.

On October 1, 2003, A&B and an affiliate of GolfBC Group ("GolfBC," a Vancouver-based company unrelated to A&B) acquired certain real estate assets from various subsidiaries of the Shinwa Golf Group ("Shinwa"). A&B purchased 270 acres of residential and commercial zoned property at the Wailea Resort for approximately $67 million. GolfBC purchased three golf courses and a tennis center at the Wailea Resort and two golf courses and other lands at the Kauai Lagoons Resort. At September 30, 2003, since the transaction was funded prior to quarter-end, A&B had included an investment for its purchase on the Condensed Balance Sheet in Non-current Assets - Other. This amount, including amounts to be funded from escrow, is also included in the Condensed Statement of Cash Flows as Cash Flows from Investing Activities. Upon closing in October, the amounts were transferred to Real Estate Developments and Real Estate Held for Sale on the Balance Sheet and to Capital Expenditures on the Statement of Cash Flows.

On October 15, 2003, the Company purchased, for approximately $11 million, the Broadlands Shopping Center, a 95,250 square-foot, Safeway anchored neighborhood shopping center located in Broomfield, Colorado, a suburb north of Denver. The acquisition of this shopping center completes the tax-deferred property exchange that was initiated with the June 2003 sale of the Airport Square shopping center, located in Reno, Nevada.

Tax-Deferred Real Estate Exchanges: Sales - During the first nine months of 2003, the Company recorded, on a tax-deferred basis, real-estate sales proceeds of $37.3 million. The proceeds from these sales were immediately available for reinvestment in replacement property. The proceeds from tax-deferred sales are held in escrow pending future use to purchase new real estate assets. Of the total sales proceeds, $3.4 million was included in the Statement of Cash Flows as both Capital expenditures for property and developments and as "Receipts from disposal of property" because the Company purchased replacement "like-kind" property prior to the related tax-deferred sale (referred to as a "reverse exchange"). The remaining $33.9 million is reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows.

Purchases - During the first nine months of 2003, the Company utilized $29.9 million of tax-deferred funds to acquire new income-producing assets. As of September 30, 2003, $11.3 million of proceeds from tax-deferred sales had not been reinvested. Most of these funds were subsequently utilized for the purchase of the previously noted Broadlands shopping center on October 15, 2003.

Commitments and Contingencies: A description of other financing arrangements in effect at the end of the third quarter is described in Note (4) to the financial statements of Item 1.

Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that it is in compliance, in all material respects, with applicable environmental laws and regulations, and works proactively to identify potential environmental concerns. The Company has emergency response and crisis management programs.

After Hawaiian Commercial & Sugar Company ("HC&S") self-reported, in 2001, to the State of Hawaii Department of Health ("State") possible violations of state and federal air pollution control regulations at its Maui sugar mill, the State issued a notice of violation and proposed penalty of $1.97 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the State in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. The amount of the fine is being contested.

Additionally, the Company has received a claim for payment of environmental remediation costs associated with a sugar refinery site, sold in 1994, that previously was owned by C&H. No substantive changes to this matter occurred during the quarter, but expects to resolve the matter by 2003 year-end.

The Company believes that the resolution of the two matters noted above will not have a material effect on the Company's financial statements and that appropriate accruals for these obligations have been recorded.

OTHER MATTERS

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in Management's Discussion and Analysis and in Item 8 of the Company's Form 10-K for the year ended December 31, 2002 and in Note 9 of the Financial Notes included in Item 1 of this Form 10-Q.

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

The operating agreement of Hokua Development Group LLC, the developer of Hokua at 1288 Ala Moana ("Hokua," a 40-story luxury residential condominium in Honolulu) was signed in July 2003. A&B's total investment in the venture is expected to be $40 million and will be funded over approximately 18 months. Ground-breaking for this project is expected to occur during the fourth quarter of 2003. Hokua is a limited liability company, in which a wholly owned subsidiary of A&B is a member.

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

In July, Matson entered into a time charter agreement with Totem Ocean Trailer Express, Inc. for a roll-on/roll-off vessel. The agreement has a two-year initial term with three one-year renewal options at an average annual expense of $12 million. To accommodate the operations of this new vessel, Matson is negotiating terms for the use of an additional terminal facility in Honolulu. Matson began using this vessel for the carriage of vehicles in its Hawaii service in October 2003.

New and Proposed Accounting Standards: In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003, provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts. Adoption of SFAS No. 149 had no effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities." SFAS No. 150, effective for financial instruments entered into or modified after May 31, 2003, and for interim periods beginning after June 15, 2003, requires that certain instruments that were previously classified as equity should be classified as a liability. These include instruments for which redemption is mandatory, that have an obligation to repurchase the issuer's equity shares, and unconditional obligation that must or may be settled by issuing a variable number of the issuer's equity shares, provided that certain characteristics are present. The Company does not have any instruments that would be reclassified, under SFAS No. 150, from equity to liability.

In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This applies to guarantees issued or modified after December 31, 2002. The Interpretation also revises the disclosure requirements about a guarantor's obligations under agreements, which are effective for the 2002 consolidated financial statements. The adoption of FIN 45 had no material effect on the Company's 2003 nine-month condensed consolidated financial statements.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003. The Company has made no investments in Variable Interest Entities subsequent to February 1, 2003. In October 2003, the FASB deferred the effective date for investments in such entities that existed at January 31, 2003, until first interim or annual reporting period after December 15, 2003. The Company is currently evaluating investments that existed on that date to determine if any such investments are in Variable Interest Entities.

Additional information about the impacts of newly issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2002, and in Item 2 of the Company's two most recently filed Forms 10-Q.

Pensions: For 2002, the total year pre-tax pension benefit of approximately $1.4 million was recorded in the Company's income statement. For 2003, due to market driven lower pension assets and the application of a lower discount rate for the calculation of pension obligations, the Company expects that the full-year pre-tax expense will be approximately $14 million. The Company will not be required to make any cash contributions to its pension plans during 2003 but expects to contribute approximately $4 million to the pension plans in 2004. Additional information regarding pensions is included in Item 8 of the Company's 2002 Form 10-K.

Stock Options: Information regarding the accounting for and pro forma effect of options to purchase shares of the Company's stock is included in Note (5) to the financial statement included in Item 1.

Economic Conditions: Hawaii's economy continues to grow at a faster pace than many Mainland states. This growth derives primarily from increasing numbers of visitors from the Western U.S., as well as from a strong residential real estate market and associated home construction.

For the year-to-date period through August, total visitor days were up 4.7 percent, with a 6.5 percent increase in the U.S. West, Hawaii's largest market; an 11 percent increase in visitor days in the U.S. East, the second largest market. These increases were offset, in part, by a 15.3 percent decrease in visitors from Japan, the third largest visitor market. Hotels reported an 83.1 percent occupancy rate statewide in the same month, the best August since 1991.

Residential housing markets remain very strong, with a steady progression of record or near-record sales of both existing and new homes and condominium properties. Some concerns are being raised about the low inventory of existing homes for sale and potential spot labor shortages affecting the pace of new home construction.

Construction activity in Hawaii continues at high levels. In the second quarter of 2003, employment in the industry was up 7.6 percent on a year-over-year basis and up 2.8 percent from the first quarter of 2003. The contracting tax base in construction, a proxy for construction activity, rose 11 percent between the second quarter of 2002 and that of 2003. Contracts were awarded during the quarter for the "privatization" of a substantial amount of military housing on Oahu. These will lead to replacement of much of the older inventory of homes on military bases as soon as the contractors begin work. This is expected to add jobs to this sector and, through construction spending, contribute to the economy.

The State of Hawaii's Department of Business, Economic Development and Tourism recently raised its projection for real gross state product in 2003 to 2.6 percent, its second upward revision of the year. Its comparable estimate for 2005 is 1.8 percent.

Management Changes: Nelson N.S. Chun was named vice president and general counsel of A&B. Mr. Chun is expected to join A&B in November 2003.

Peter F. Weis was named vice president and chief information officer of Matson on August 28, 2003.

Michael J. Marks, vice president and general counsel of A&B, retired on September 1, 2003.

Robert J. Pfeiffer, chairman emeritus of A&B and Matson, passed away on September 26, 2003.

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



                                      ALEXANDER & BALDWIN, INC.
                                      -------------------------
                                           (Registrant)



Date:  October 31, 2003              /S/ James S. Andrasick
                                     -----------------------------------
                                         James S. Andrasick
                                         Executive Vice President, Chief
                                         Financial Officer and Treasurer



Date:  October 31, 2003              /S/ Thomas A. Wellman
                                     -----------------------------------
                                         Thomas A. Wellman
                                         Controller

                                  EXHIBIT INDEX


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