Form 10-K
period 2003-12-31
ALEXANDER & BALDWIN INC
filed 2004-03-08
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
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

        Number of shares of Common Stock outstanding at February 9, 2004:
                                   42,307,828

Aggregate market value of Common Stock held by non-affiliates at June 30, 2003:
                                 $1,019,843,484


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


                       Documents Incorporated By Reference
Portions of Registrant's Proxy Statement dated March 8, 2004 (Part III of Form 10-K)



                                TABLE OF CONTENTS

                                     PART I
                                                                                                      Page

Items 1 & 2.      Business and Properties............................................................    1

         A.       Transportation.....................................................................    1
                  (1)      Freight Services..........................................................    1
                  (2)      Vessels...................................................................    2
                  (3)      Terminals.................................................................    2
                  (4)      Logistics and Other Services..............................................    4
                  (5)      Competition...............................................................    4
                  (6)      Labor Relations...........................................................    4
                  (7)      Rate Regulation...........................................................    5

         B.       Property Development and Management................................................    5
                  (1)      General...................................................................    5
                  (2)      Planning and Zoning.......................................................    6
                  (3)      Residential Projects......................................................    6
                  (4)      Commercial Properties.....................................................    8

         C.       Food Products......................................................................   11
                  (1)      Production................................................................   11
                  (2)      Marketing of Sugar and Coffee.............................................   11
                  (3)      Competition and Sugar Legislation.........................................   12
                  (4)      Properties and Water......................................................   13

         D.       Employees and Labor Relations......................................................   13

         E.       Energy.............................................................................   14

         F.       Available Information..............................................................   15

Item 3.           Legal Proceedings..................................................................   15

Item 4.           Submission of Matters to a Vote of Security Holders................................   16

Executive Officers of the Registrant.................................................................   16


                                     PART II

Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities..............................................   17

Item 6.           Selected Financial Data............................................................   19

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................   21

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.........................   40

Item 8.           Financial Statements and Supplementary Data........................................   42

Item 9.           Changes in and Disagreements With Accountants on Accounting and
                  Financial Disclosure...............................................................   81

Item 9A.          Controls and Procedures............................................................   81

         A.       Disclosure Controls and Procedures.................................................   81

         B.       Internal Control over Financial Reporting..........................................   81

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.................................   82

         A.       Directors..........................................................................   82

         B.       Executive Officers.................................................................   82

         C.       Audit Committee Financial Expert...................................................   83

         D.       Code of Ethics.....................................................................   83

Item 11.          Executive Compensation.............................................................   83

Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters........................................................   83

Item 13.          Certain Relationships and Related Transactions.....................................   83

Item 14.          Principal Accountant Fees and Services.............................................   84


                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................   85

         A.       Financial Statements...............................................................   85

         B.       Financial Statement Schedules......................................................   85

         C.       Exhibits Required by Item 601 of Regulation S-K....................................   85

         D.       Reports on Form 8-K................................................................   91

Signatures...........................................................................................   92

Independent Auditors' Consent........................................................................   94


                            ALEXANDER & BALDWIN, INC.

                                    FORM 10-K

                        Annual Report for the Fiscal Year
                             Ended December 31, 2003


                                     PART I


ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

         Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations, related shoreside operations in Hawaii, and intermodal, truck brokerage and logistics services are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson") and several Matson subsidiaries. Property development and food products operations are conducted by A&B and certain other subsidiaries of A&B.

         The business industries of A&B are as follows:

         A. Transportation - carrying freight, primarily between various ports on the U.S. Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; arranging intermodal and motor carrier services and providing logistics services in North America; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

         B. Property Development and Management - purchasing, developing, selling, managing, leasing and investing in commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         C. Food Products - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling in Hawaii; and generating and selling electricity.

         For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2003, see Note 14 ("Industry Segments") to A&B's financial statements in Item 8 of
Part II below.


DESCRIPTION OF BUSINESS AND PROPERTIES

         A.       Transportation

         (1)      Freight Services

         Matson's Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii.

         Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. In 2003, Matson carried approximately 162,400 containers (compared with 152,500 in 2002) and 145,200 automobiles (compared with 120,500 in 2002) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, automobiles and packaged foods. Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, canned pineapple and dry containers of mixed commodities. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

         Matson's Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established by Matson and American President Lines, Ltd. ("APL") to provide freight services between the U.S. Pacific Coast and Hawaii, Guam and several Far East ports. In 2003, Matson carried approximately 17,800 containers (compared with 16,300 in 2002) and 4,660 automobiles (compared with 3,760 in 2002) in the Guam Service. The alliance currently utilizes three Matson vessels and two APL vessels.

         Matson's Mid-Pacific Service offers container and conventional freight services between the U.S. Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

         See "Rate Regulation" below for a discussion of Matson's freight rates.

         (2)      Vessels

         Matson's fleet consists of ten containerships, three combination container/trailerships, including a combination ship time-chartered from a third party, one roll-on/roll-off barge, two container barges equipped with cranes that service the neighbor islands of Hawaii, and one container barge equipped with cranes in the Mid-Pacific service. The 16 Matson-owned vessels in its fleet represent an investment of approximately $745 million expended over the past 33 years. The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under
Section 607 of the Merchant Marine Act, 1936, as amended.

         Matson is actively pursuing a vessel renewal program because its fleet is aging, with five vessels that will be more than 30 years old in 2004. In 2002, Matson contracted with Kvaerner Philadelphia Shipyard Inc. for two new containerships for the Hawaii Service, each at a total project cost of approximately $107 million. The first ship was delivered in the third quarter of 2003, and the second is scheduled for delivery in the third or fourth quarter of 2004.

         Ships owned by Matson are described on the following page.

         As a complement to its fleet, Matson owns approximately 19,600 containers, 10,700 container chassis, 500 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2003 for vessels, equipment and systems totaled approximately $132 million.

         (3)      Terminals

         Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 419,600 containers in 2003 (compared with 378,600 in 2002) and can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. Matson Terminals has completed a $32 million terminal improvement project at the Honolulu terminal that included the conversion from a straddle carrier-based container handling system to a wheeled chassis- and toppick-based system. The conversion has resulted in improved productivity at the terminal, with marginal improvements in stevedoring operations, increased storage density, and reduced costs. In October 2003, Matson Terminals began operating a dedicated roll-on/roll-off terminal facility in Honolulu that provides premium service to automobile shippers and consignees.

         SSA Terminals, LLC ("SSAT"), a joint venture of Matson and Stevedoring Services of America ("SSA"), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities in Long Beach, Oakland and Seattle.

                        MATSON NAVIGATION COMPANY, INC.
                                 FLEET--2/1/04
                                 -------------

                                                                                            Usable Cargo Capacity
                                                                            -----------------------------------------------------
                                                                                     Containers                       Vehicles
                                      Year              Maximum   Maximum   -------------------------------------  --------------
                     Official Year   Recon-              Speed  Deadweight                        Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons) 20'   24'   40'  45'  Slots  TEUs (1)  Autos Trailers
-----------          -------- ----- -------- ---------- ------- ----------- ---   ---  ----- ---  ------ --------  ----- --------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......  979814  1992     --        713'6"  23.0     27,100     48   171    988  --  300    2,229       --     --
MOKIHANA (2)........  655397  1983     --        860'2"  23.0     30,167    182    --  1,340  --  408    2,824       --     --
MAHIMAHI (2)........  653424  1982     --        860'2"  23.0     30,167    182    --  1,340  --  408    2,824       --     --
MANOA (2)...........  651627  1982     --        860'2"  23.0     30,187    182    --  1,340  --  408    2,824       --     --
MANUKAI............. 1141163  2003     --        711'9"  23.0     36,036      4    --  1,294  --  300    2,592       --     --

Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720'5 1/2"  22.5     26,308     --   458    538  --  300    1,626       44     --
MAUI................  591709  1978    1993   720'5 1/2"  22.5     26,623     --   458    538  --  300    1,626       --     --
MATSONIA............  553090  1973    1987       760'0"  21.5     22,501     16   128    771  --  201    1,712      450     56
LURLINE.............  549900  1973    2003       826'6"  21.5     22,213      6    --    865  38  246    1,821      910     55
EWA (3).............  530140  1972    1978       787'8"  21.0     38,747    286   276    681  --  228    1,979       --     --
CHIEF GADAO (3).....  530138  1971    1978       787'8"  21.0     37,346    230   464    597  --  274    1,981       --     --
LIHUE (3)...........  530137  1971    1978       787'8"  21.0     38,656    286   276    681  --  188    1,979       --     --

Barges
------
WAIALEALE (4).......  978516  1991     --        345'0"    --      5,621     --    --     --       35       --      230     45
ISLANDER (5)........  933804  1988     --        372'0"    --      6,837     --   276     24       70      380       --     --
MAUNA LOA (5).......  676973  1984     --        350'0"    --      4,658     --   144     72       84      316       --     --
HALEAKALA (5).......  676972  1984     --        350'0"    --      4,658     --   144     72       84      316       --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......      --
MOKIHANA (2)........      --
MAHIMAHI (2)........      --
MANOA (2)...........      --
MANUKAI.............      --

Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
EWA (3).............      --
CHIEF GADAO (3).....      --
LIHUE (3)...........      --

Barges
------
WAIALEALE (4).......      --
ISLANDER (5)........      --
MAUNA LOA (5).......   2,100
HALEAKALA (5).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL until February 2006.
(3) Reserve Status.
(4) Roll-on/Roll-off Barge.
(5) Container Barge.

         Capital expenditures incurred by Matson Terminals in 2003 for terminals and equipment totaled approximately $1 million.

         (4)      Logistics and Other Services

         Matson Integrated Logistics, Inc. ("Matson Integrated Logistics"), a wholly-owned subsidiary of Matson, arranges rail, highway, air, ocean and other surface transportation and provides other third-party logistics services for North American shippers. Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers. Matson Integrated Logistics operates eight regional operating centers and has 23 sales offices across the U.S. mainland.

         Matson Logistics Solutions, Inc. ("Matson Logistics"), a wholly-owned subsidiary of Matson, provides third-party logistics services primarily for the automotive industry in Hawaii, Alaska, Puerto Rico and Guam-Micronesia.

         (5)      Competition

         Matson's Hawaii Service and Guam Service have one major containership competitor that serves Long Beach, Oakland, Tacoma, Honolulu and Guam. Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes, and air cargo service providers. Although air freight competition is intense for time-sensitive and perishable cargoes, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.

         Matson vessels are operated on schedules which make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates 208 Hawaii round-trip voyages per year, double the westbound voyages of its nearest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

         The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. However, foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations provide indirect competition for Matson's Hawaii Service. Far East countries, Australia, New Zealand and South Pacific islands have direct foreign-flag services to Hawaii.

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

         Matson Integrated Logistics competes for freight with a number of large and small companies that provide surface transportation and third-party logistics services.

         (6)      Labor Relations

         The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Until 2002, when International Longshore and Warehouse Union ("ILWU") workers were locked out for ten days on the U.S. Pacific Coast, Matson's operations had not been disrupted significantly by labor disputes in over 30 years. See "Employees and Labor Relations" below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multi-employer pension plans to which Matson and Matson Terminals contribute.

         (7)      Rate Regulation

         Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Effective January 12, 2003, Matson imposed a terminal handling charge of $200 per container for westbound freight, $100 per container for eastbound freight and $30 per automobile in its Hawaii Service. On June 15, 2003, Matson instituted a $100 per container U.S. mainland terminal handling charge for cargo moving to and from Guam. Matson increased its rates in the Hawaii Service by $125 per westbound container and $60 per eastbound container and increased its terminal handling charge by $25 per westbound container and $15 per eastbound container, effective January 11, 2004. Matson also increased its rates for moving automobiles by $25, both westbound and eastbound, and its terminal handling charge for automobiles by $5. Matson's last general rate increase was in April 2002. No general rate increase was implemented in 2003. Due to dramatic increases in fuel prices attributed to the increasing likelihood of war in Iraq, Matson increased its fuel surcharge from 6 percent to 7.5 percent effective March 3, 2003. Matson reduced the fuel surcharge from 7.5 percent to 6.5 percent effective May 4, 2003, and increased it from 6.5 percent to 7.5 percent effective September 15, 2003.

         B.       Property Development and Management

         (1)      General

         A&B and its subsidiaries, including A & B Properties, Inc., own approximately 90,240 acres, consisting of approximately 90,000 acres in Hawaii and approximately 240 acres elsewhere, as follows:

        Location                                               No. of Acres
        --------                                               ------------

        Oahu ................................................         46
        Maui ................................................     68,906
        Kauai ...............................................     21,045
        California ..........................................         91
        Texas ...............................................         47
        Washington ..........................................         13
        Arizona .............................................         35
        Nevada ..............................................         21
        Colorado ............................................         17
        Utah ................................................         15
                                                                  ------
          TOTAL .............................................     90,236
                                                                  ======

As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land, watershed land and conservation reserves. The balance is used or planned for development or other urban uses. An additional 3,306 acres on Maui and Kauai are leased from third parties and, in March 2003, title to 846 acres on Kauai was transferred to a joint venture, consisting of A&B and DMB Associates, Inc., an Arizona-based developer, for the development of a master planned resort residential community.

         Current Use                                       No. of Acres
         -----------                                       ------------

             Hawaii
         Fully entitled Urban (defined below) ...........       656
         Agricultural, pasture and miscellaneous ........    60,051
         Watershed land/conservation ....................    29,290

             U.S. Mainland
         Fully entitled Urban ...........................       239
                                                             ------

                 TOTAL ..................................    90,236
                                                             ======

         A&B and its subsidiaries are actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

         On February 6 and 7, 2004, union workers at Honolulu's two largest concrete manufacturers, which supply most of the concrete on Oahu, went on strike, shutting down both manufacturing operations. This shutdown had the immediate impact of delaying the pouring of the foundation for the Hokua project, but is not expected to have a near-term impact on construction at the Lanikea project. Both of these projects are described below. Any prolonged strike will delay the completion of both projects, as well as have wide-spread impact on construction generally on Oahu. Although labor negotiations between union and management are ongoing, it is difficult at this time to predict the likely duration of the strike.

         (2)      Planning and Zoning

         The entitlement process for development of property in Hawaii is both time-consuming and costly, involving numerous State and County regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following three approvals:

         o amendment of the County general plan to reflect the desired residential use;

         o approval by the State Land Use Commission to reclassify the parcel from the Agricultural district to the Urban district; and

         o County approval to rezone the property to the precise residential use desired.

         The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing and/or mandatory fee sale of portions of the project.

         A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as "fully entitled" or "fully zoned" when the three land use approvals described above have been obtained.

         (3)      Residential Projects

         A&B is pursuing a number of residential projects in Hawaii, including:

         (a) Wailea. In October 2003, A&B and an affiliate of GolfBC Group, a Vancouver, Canada-based company, completed the acquisition of the Hawaii assets of the Shinwa Golf Group. These assets include 270 acres of fully-zoned, undeveloped residential and commercial land, and three golf courses at the world-renowned Wailea Resort on Maui, and two golf courses and an undeveloped hotel site at the Kauai Lagoons Resort. The total purchase price for the assets was $131.5 million, with GolfBC acquiring the three golf courses and tennis center at Wailea, and the two golf courses, hotel site and developable lands at the Kauai Lagoons Resort for $64.4 million. A&B retained the 270 acres of fully-zoned, undeveloped lands, planned for up to 1,600 homes, for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the Resort to the Shinwa Golf Group in 1989.

         In October 2003, A&B received State approval to commence marketing 29 single-family homesites at Wailea's Golf Vistas subdivision. Closings commenced in January 2004. As of January 31, 2004, 13 lots have been sold and six lots are in escrow, at prices ranging from $495,000 to $1.6 million, for an average price of $835,000. Negotiations are progressing on the sale of various development parcels to third parties, and A&B is proceeding with the evaluation of its own development of certain parcels.

         (b) The Summit at Kaanapali. In January 2000, A&B acquired 17 acres in the Kaanapali Golf Estates project. This land was developed into 17 single-family homes and 36 homesites. As of December 31, 2003, all 17 homes and 34 homesites were sold (two homes and 20 homesites were sold in 2003). The two remaining homesites closed in January 2004. The average price of the 17 homes and 36 homesites was $1.1 million and $347,000, respectively.

         (c) Haliimaile Subdivision. A&B's application to rezone 63 acres for the development of a 150- to 200-lot subdivision in Haliimaile (Upcountry, Maui) continues to be held by the Maui County Council's Land Use Committee. Council action is expected in 2004.

         (d) Kukui'Ula. Kukui'Ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui'Ula. The joint venture's initial conceptual land use plan anticipates a reduction in overall project density from 3,400 planned units to between 1,200 to 1,500 high-end residential units. During 2003, A&B contributed to the venture title to 846 acres, a waste water treatment plant, and other improvements. The balance of the land will be transferred to the venture upon securing further entitlements for the property. In July 2003, the State Land Use Commission granted Urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. Applications were filed in July 2003 to amend the Kauai County's zoning and visitor designation areas for the project, and hearings were held in October and November 2003 and January 2004. The Kauai County Planning Commission recommended approval of the applications on January 27, 2004, and action is anticipated by the County Council by the third quarter of 2004. The venture had no sales activity during 2003.

         (e) Kai Lani. In September 2001, A&B entered into a joint venture with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko 'Olina Resort on Oahu. Construction on the first building began in July 2002. A total of 105 units were sold in 2003. As of January 31, 2004, of the remaining 11 units, three units have been sold and eight units are in escrow and are scheduled to close by March 2004. The average price of the 116 units is $496,000.

         (f) Lanikea at Waikiki. In November 2001, A&B acquired a 1.63-acre, vacant, fee simple development site in Waikiki, Oahu, for approximately $3.6 million. The property, located at the entrance to Waikiki, is zoned for high-rise residential use and limited commercial uses. The project has been designed and permitted for 100 apartments, averaging 1,000 square feet in size, except for the four penthouse units, which average 1,600 square feet. The building will be 30 stories tall, with the first five floors devoted to parking. Sales commenced in April 2003. As of January 31, 2004, 92 binding contracts have been entered into, and an additional six units are in escrow. The average sales price of the 98 contracts is $574,000. Construction commenced in December 2003 and is scheduled for completion in the second quarter of 2005.

         (g) Hokua. In July 2003, A&B entered into a joint venture with the MacNaughton/Kobayashi Group for the development of a 247-unit high-rise luxury condominium project across from the Ala Moana Beach Park in Honolulu. The project contains four floors of parking and 37 floors of residential units. The first 32 residential floors include seven units each, with an average unit size of 1,760 square feet. The next four floors have five units each, with an average unit size of 2,500 square feet. The Penthouse floor contains three units, averaging 4,330 square feet each. Sales commenced in December 2002. As of January 31, 2004, 233 of the project's 247 units were under binding contracts, at an average price of $1 million per unit. In November 2003, the joint venture acquired title to the 3.7-acre property. Demolition of improvements commenced in October 2003, and construction is expected to be completed in the fourth quarter of 2005.

         (h) HoloHolo Ku. In October 2001, A&B entered into a joint venture with Kamuela Associates, LLC for the development of 44 detached single-family homes under a Condominium Property Regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. Construction began in December 2001, and was completed in October 2003. As of January 31, 2004, 41 homes have been sold at an average price of $387,000 (36 of the homes were sold in 2003), one is in escrow and two are available for sale.

         (4)      Commercial Properties

         An important source of property revenue is the lease rental income A&B receives from its leased portfolio, currently consisting of approximately 5.4 million leaseable square feet of commercial building space, ground leases on 266 acres for commercial use, and leases on 10,719 acres for agricultural/pasture use.

         (a)      Hawaii Commercial Properties

         A&B's Hawaii commercial properties portfolio consists primarily of seven retail centers, eight office buildings and three industrial properties, comprising approximately 1.7 million square feet of leaseable space. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai. The average occupancy for the Hawaii portfolio was 90 percent in 2003 (compared with 89 percent in 2002). The increase was due primarily to higher occupancies in the office properties.

         In March 2003, A&B sold the 83,800-square-foot Dairy Road Center industrial property, located in Kahului, Maui. Other 2003 sales included four leased fee properties in Kahului.

         In August 2003, A&B acquired the Napili Plaza, a 45,200-square-foot shopping center, located between the Kaanapali and Kapalua resorts on Maui, and a 117,000-square-foot industrial warehouse, adjacent to HC&S's Puunene mill on Maui. Proceeds from several tax-deferred exchanges under Section 1031 of the Internal Revenue Code, as amended ("Code"), were used to acquire these properties.

         The primary Hawaii commercial properties are as follows:

                                                                                                 Leasable Area
Property                                      Location               Type                           (sq. ft.)
--------                                      --------               ----                        -------------

Maui Mall...............................    Kahului, Maui            Retail                         192,600
Mililani Shopping Center................    Mililani, Oahu           Retail                         180,300
Pacific Guardian Complex................    Honolulu, Oahu           Office                         138,400
Kaneohe Bay Shopping Center.............    Kaneohe, Oahu            Retail                         124,500
P&L Warehouse...........................    Kahului, Maui            Industrial                     104,100
Kahului Shopping Center.................    Kahului, Maui            Retail                          99,600
Ocean View Center.......................    Honolulu, Oahu           Office                          99,200
Hawaii Business Park....................    Pearl City, Oahu         Industrial                      85,200
Haseko Center...........................    Honolulu, Oahu           Office                          84,200
One Main Plaza..........................    Wailuku, Maui            Office                          82,800
Wakea Business Center...................    Kahului, Maui            Industrial/Retail               61,500
Kahului Office Building.................    Kahului, Maui            Office                          56,800
Napili Plaza............................    Napili, Maui             Retail                          45,200
Fairway Shops at Kaanapali..............    Kaanapali, Maui          Retail                          35,100
Kahului Office Center...................    Kahului, Maui            Office                          31,300
Stangenwald Building....................    Honolulu, Oahu           Office                          27,100
Port Allen Marina Center ...............    Port Allen, Kauai        Retail                          23,600
Judd Building...........................    Honolulu, Oahu           Office                          20,200


         A number of other commercial projects are being developed on Maui and Oahu, including:

        (i) Triangle Square. Previous construction at the 12-acre Triangle Square commercial project in Kahului, Maui includes two retail buildings with a combined leasable area of 42,600 square feet, a BMW car dealership and three other improved commercial properties under long-term ground leases. In February 2003, a 0.9-acre ground lease was signed with the operator of the first Hawaii Krispy Kreme store, and the 4,500-square-foot store opened for business in January 2004. A lease was signed in August with an automobile dealer for a 6,500-square-foot build-to-suit Acura dealership on 1.1 acres. Approximately 1.6 acres remain available for lease.

       (ii) Maui Business Park. Located in Kahului, Maui, the initial phase of Maui Business Park, developed between 1995 and 2000, consists of approximately
69.4 saleable acres, subdivided into 41 lots, having an average size of 23,700 square feet, and three bulk parcels. The property is zoned for light industrial/commercial uses.

         From 1995 through 1998, a total of 20.3 acres was sold for the development of a 349,300-square-foot retail center, whose anchor tenants are Borders Books & Music, Lowe's, OfficeMax and Old Navy. In August 2000, a 12.8-acre parcel was sold to Home Depot, which completed a 135,000-square-foot store in May 2001. In February 2001, a 14-acre parcel was sold to Wal-Mart, which completed a 142,000-square-foot store in October 2001.

         During 2003, five half-acre lots were sold at an average price of $26 per square foot. As of December 31, 2003, 62.8 acres have been sold (90 percent of the project) at an average price of $24 per square foot. Of the remaining eleven lots in the project (6.6 acres), as of January 31, 2004, two lots have been sold, four lots are in escrow, two lots have signed letters of intent and two lots are in negotiation, leaving one lot available for sale.

         In May 2002, the Maui County Council approved the inclusion of approximately 179 acres in the Wailuku-Kahului Community Plan for the future expansion of Maui Business Park. In May 2003, A&B filed a petition with the State Land Use Commission ("SLUC") to redesignate 138 acres from Agricultural to Urban. (Seven acres are currently designated Urban, and an additional 34 acres have already received tentative approval for designation as Urban.) SLUC hearings were held in the fourth quarter of 2003 and, on February 5, 2004, the SLUC approved the reclassification of 138 acres to Urban. A&B has commenced the preparation of a zoning-change application to be filed with the County.

      (iii) Kahului Airport Hotel. In March 2002, the Maui County Council approved A&B's zoning and Community Plan amendment applications for a proposed 134-room hotel, to be developed on 3.4 acres near the Kahului Airport. Construction plans were submitted to Maui County for review in December 2002. However, due to higher-than-expected construction bids, obtained in April 2003, construction of the hotel has been deferred.

       (iv) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres, developed between 1999 and 2002. The property has been subdivided into 61 lots, having an average size of 29,100 square feet. During 2003, seven lots were sold, at an average price of $27 per square foot. As of December 31, 2003, a total of 32 lots (14 acres) have been sold, at an average price of $24 per square foot. Of the remaining 29 lots (13.5 acres), as of January 31, 2004, five lots have been sold, 18 lots are in escrow, letters of intent have been executed for two lots and negotiations are ongoing for two lots, leaving two lots (1 acre) remaining available for sale.

        (v) Kunia Shopping Center. In November 2002, A&B acquired a 4.6-acre, fee simple vacant parcel for $2.65 million. The parcel, which is zoned for retail use, is located in Kunia, Central Oahu (near the Royal Kunia and Village Park residential communities) and is planned to be developed as a 50,000-square-foot neighborhood retail center, plus three pad sites. Leasing activities commenced in June 2003. Construction drawings were completed in October 2003 and bids were received in December. Construction is projected to commence in the second quarter of 2004 and be completed 12 months later.

       (vi) Alakea Corporate Tower. In March 2003, A&B acquired a Class A 31-story office building in downtown Honolulu (since re-named Alakea Corporate Tower), for $20 million. The building contains approximately 158,300 square feet of office space, and was acquired with the intent of converting the building into, and selling, fee simple office condominium units. The majority of planned improvements to the building have been completed, including the renovation of the lobby, conference room and four floors, the installation of landscaping and a courtyard water feature and other common area repair and renovation work. The building was submitted to a Condominium Property Regime and fifty-three condominium units were created, some consisting of whole floors within the building, and others consisting of two or three units per floor. List prices for whole floors, which include eight assigned parking stalls per floor, range from $1 million to $1.2 million. The Final Condominium Public Report was issued for the project in October and sales commenced in the same month. In 2003, eight whole floors were sold, at an average price of $1.1 million per floor. As of January 31, 2004, one floor has been sold, another three and one-half floors are in escrow and letters of intent have been signed for another four and one-half floors.

         (b)      U.S. Mainland Commercial Properties

                  On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Code
Section 1031, comprising approximately 3.7 million square feet of leasable area. The portfolio consists of eight retail centers, four office buildings and eight industrial properties, as follows:

                                                                                                 Leasable Area
Property                                      Location               Type                           (sq. ft.)
--------                                      --------               ----                        -------------

Ontario Distribution Center.............    Ontario, CA              Industrial                     895,500
Sparks Business Center..................    Sparks, NV               Industrial                     396,100
Ontario-Pacific Business Centre.........    Ontario, CA              Industrial                     246,100
Centennial Plaza........................    Salt Lake City, UT       Industrial                     244,000
Valley Freeway Corporate Park...........    Kent, WA                 Industrial                     229,100
Boardwalk Shopping Center...............    Round Rock, TX           Retail                         184,600
San Pedro Plaza.........................    San Antonio, TX          Office                         163,700
2868 Prospect Park......................    Sacramento, CA           Office                         161,700
Arbor Park Shopping Center..............    San Antonio, TX          Retail                         139,500
Mesa South Shopping Center..............    Phoenix, AZ              Retail                         133,600
San Jose Avenue Warehouse...............    City of Industry, CA     Industrial                     126,000
Southbank II............................    Phoenix, AZ              Office                         120,800
Village at Indian Wells.................    Indian Wells, CA         Retail                         104,600
2450 Venture Oaks.......................    Sacramento, CA           Office                          99,000
Broadlands Marketplace..................    Broomfield, CO           Retail                          97,900
Northwest Business Center...............    San Antonio, TX          Industrial/Office               87,000
Carefree Marketplace....................    Carefree, AZ             Retail                          85,000
Marina Shores Shopping Center...........    Long Beach, CA           Retail                          67,700
Vista Controls Building.................    Valencia, CA             Industrial/Office               51,100
Wilshire Center.........................    Greeley, CO              Retail                          46,500


         In June 2003, A&B sold the Airport Square property, a
170,800-square-foot shopping center located in Reno, Nevada.

         In 2003, A&B acquired the 244,000-square-foot Centennial Plaza industrial property in Salt Lake City, Utah (September), the 184,600-square-foot Boardwalk Shopping Center in Round Rock, Texas (March), the 97,900-square-foot Broadlands Marketplace in Broomfield, Colorado (October), and the
51,100-square-foot Vista Controls Building in Valencia, California (March). All of these properties were acquired in Code Section 1031 exchanges.

         A&B's Mainland commercial properties achieved an average occupancy rate of 93 percent in 2003 (compared with 92 percent in 2002). The increase was due primarily to additions of fully-leased properties to the portfolio.

         In January 2003, A&B signed a joint venture agreement with Westridge Executive Building, LLC, for the development of a 63,000-square-foot office building in Valencia, California. Construction commenced in January and the building shell was completed in November. The building is approximately 74 percent leased under binding leases, with an additional 15 percent of the building under lease negotiations or executed letters of intent. Major tenants include Wells Fargo, Pardee Homes and Realty Executives. Full lease-up is anticipated in 2004.

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

         HC&S is Hawaii's largest producer of raw sugar, having produced approximately 205,700 tons of raw sugar in 2003, or about 79 percent of the raw sugar produced in Hawaii (compared with 215,900 tons or about 79 percent in 2002). The decrease in production was due primarily to an extended drought on Maui, rainy weather late in the year, and arson to nearly 900 acres of cane. Total Hawaii sugar production, in turn, amounted to approximately 5 percent of total U.S. sugar production. HC&S harvested 15,660 acres of sugar cane in 2003 (compared with 16,557 in 2002). The decrease in acres harvested was due primarily to weather-related slowdowns. Yields averaged 13.1 tons of sugar per acre in 2003 (compared with 13 in 2002). The average cost per ton of sugar produced at HC&S was $371 in 2003 (compared with $332 in 2002). The increase in cost per ton was attributable to lower sugar production and higher operating costs. As a by-product of sugar production, HC&S also produced approximately 72,500 tons of molasses in 2003 (compared with 74,300 in 2002).

         In 2003, approximately 12,900 tons of sugar produced by HC&S were specialty food-grade raw sugars and sold under HC&S's Maui Brand(R) trademark. An expansion of the production facilities for these sugars was made in 2001 and 2002.

         During 2003, Kauai Coffee had approximately 3,200 acres of coffee trees under cultivation. The harvest of the 2003 coffee crop yielded approximately 3.3 million pounds of green coffee (compared with 2.8 million in 2002). The increased production was due primarily to the inherent nature of coffee trees, which typically produce higher yields bi-annually.

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

         (2)      Marketing of Sugar and Coffee

         Substantially all of the bulk raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B owns approximately 36 percent of its common voting stock, 40 percent of its junior preferred stock and 100 percent of its senior preferred stock. The results of A&B's equity investment in C&H are reported in A&B's financial statements as an investment in an affiliate. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its specialty food-grade raw sugars to food and beverage producers and to retail stores under its Maui Brand(R) label, and to distributors that repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

         Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2008. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2003 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") of Part II below.

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

         Under the 2002 Farm Bill, the government is required to administer the loan program at no net cost by avoiding sugar loan forfeitures. This is accomplished by reestablishing marketing allotments, which provides each processor or producer a specific limit on sales for the year, above which penalties would apply. It is also accomplished by adjusting fees and quotas for imported sugar to maintain the domestic price at a level that discourages producers from defaulting on loans. A loan rate (support price) of 18 cents per pound for raw cane sugar is in effect for the 2003 through 2007 crops. The supply agreement between HS&TC and C&H allows HS&TC to place sugar under loan pursuant to the loan program, but prohibits forfeiting sugar under loan while providing a "floor" price.

         In 2003, U.S. domestic raw sugar prices declined and remain below historical averages. The pricing situation continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below:

                            [CHART]

JAN-00  17.70
FEB     17.05
MAR     18.46
APR     19.41
MAY     19.12
JUN     19.26
JUL     17.64
AUG     18.13
SEP     18.97
OCT     21.20
NOV     21.39
DEC     20.53
JAN-01  20.81
FEB     21.18
MAR     21.40
APR     21.51
MAY     21.19
JUN     21.04
JUL     20.64
AUG     21.01
SEP     20.87
OCT     20.85
NOV     21.19
DEC     21.35
JAN-02  21.03
FEB     20.63
MAR     19.92
APR     19.64
MAY     19.52
JUN     19.82
JUL     20.86
AUG     20.92
SEP     21.65
OCT     22.05
NOV     22.22
DEC     21.94
JAN-03  21.62
FEB     21.67
MAR     22.14
APR     21.87
MAY     21.80
JUN     21.55
JUL     21.32
AUG     21.29
SEP     21.34
OCT     20.97
NOV     20.90
DEC     20.38

         Liberalized international trade agreements, such as the General Agreement on Tariffs and Trade, or GATT, include provisions relating to agriculture that can affect the U.S. sugar or sweetener industries materially. Recent negotiations under the U.S.-Central America Free Trade Agreement, or CAFTA, as well as other trade discussions, have resulted in lower U.S. sugar prices.

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

         It is crucial for HC&S and Kauai Coffee to have access to reliable sources of water supply and efficient irrigation systems. A&B's plantations conserve water by using a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All but a small area of the cultivated cane land farmed by HC&S is drip irrigated. All of Kauai Coffee's fields also are drip irrigated.

         A&B owns 16,000 acres of watershed lands on Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 38,000 acres owned by the State of Hawaii on Maui, which over the years has supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements have since been extended as revocable permits that are renewable annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending the conclusion of a contested case hearing before the Board on the request for the long-term lease, the Board renewed the existing permits.

         D.       Employees and Labor Relations

         As of December 31, 2003, A&B and its subsidiaries had approximately 2,041 regular full-time employees. About 971 regular full-time employees were engaged in the growing of sugar cane and coffee and the production of raw sugar and green coffee; 897 were engaged in transportation; 46 were engaged in property development and management and the balance was in administration and miscellaneous operations. Approximately 55 percent were covered by collective bargaining agreements with unions.

         As of December 31, 2003, Matson and its subsidiaries also had approximately 285 seagoing employees. Approximately 22 percent of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

         Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

         Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. During 2003, Matson and its licensed deck and engineering officers extended existing agreements for four years through 2009 and entered into separate ten-year agreements covering Matson's two new containerships. Matson and its radio officers extended their existing agreement for four years through 2007 and entered into a separate agreement through 2007 covering the two new ships. No agreements with offshore personnel are scheduled to expire in 2004.

         As described in "Transportation - Rate Regulation" above, SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA and SSAT are members of the Pacific Maritime Association ("PMA") which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu. Matson Terminals is a member of the Hawaii Stevedore Industry Committee ("SIC") which, on behalf of its members, negotiates with the ILWU in Hawaii.

         During 2003, Matson renewed its collective bargaining agreement with ILWU clerical workers at Honolulu and Oakland for six-year terms through June 2008. In 2004, Matson expects to renew its agreement with ILWU clerical workers at Long Beach without service interruption.

         During 2003, Matson contributed to multi-employer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson's determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multi-employer pension plans for its Hawaii ILWU non-clerical employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 ("Employee Benefit Plans") to A&B's financial statements in Item 8 of Part II below.

         Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees will expire January 31, 2008. One of the collective bargaining agreements covering the two ILWU bargaining units at Kahului Trucking & Storage, Inc. was extended in 2003 and will expire June 30, 2009, and the other general agreement will expire March 31, 2006. The two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU were renegotiated in 2001 will expire April 30, 2004. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee expired January 31, 2004 and is expected to be renewed without service interruption.

         E.       Energy

         Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2003, Matson vessels purchased approximately 1.7 million barrels of residual fuel oil, the same as in 2002.

         Residual fuel oil prices paid by Matson started in 2003 at $24.92 per barrel and ended the year at $27.92. The low for the year was $17.59 per barrel in May and the high was $36.54 in July. Sufficient fuel for Matson's requirements is expected to be available in 2004.

         As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses diesel fuel oil, boiler fuel oil and coal to produce power during the factory shutdown period when bagasse is not being produced. In 2003, HC&S produced and sold, respectively, approximately 211,500 MWH and 82,200 MWH of electric power (compared with 220,300 MWH produced and 87,400 MWH sold in 2002). The decrease in power produced and sold was due to an extended drought, which reduced hydroelectric power production and increased irrigation pumping of well water. HC&S's oil use decreased to approximately 17,900 barrels in 2003, from approximately 22,600 barrels used in 2002. However, coal use for power generation increased to approximately 52,500 short tons in 2003, from 46,700 short tons in 2002. The increase in coal use was attributed to the unavailability of bagasse supplies for the boilers caused by a delayed harvest season and the smaller cane crop, and to the lack of hydroelectric power resulting from the extended drought.

         In 2003, McBryde produced approximately 30,100 MWH of hydroelectric power (compared with 33,300 MWH in 2002). Power sales in 2003 amounted to approximately 21,200 MWH (compared with 24,400 MWH in 2002). The decrease in power production and sales was due primarily to reduced rainfall in 2003.

         F.       Available Information

         A&B files reports with the Securities and Exchange Commission (the "SEC"). The reports and other information filed include: Forms 10-K, 10-Q, 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the "Exchange Act").

         The public may read and copy any materials A&B files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC. The address of that website is www.sec.gov.

         A&B makes available, free of charge on or through its Internet website, A&B's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The address of A&B's Internet website is www.alexanderbaldwin.com.


ITEM 3.  LEGAL PROCEEDINGS

         See "Business and Properties - Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

         On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board, alleging that Sea-Land Services, Inc., APL and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. In 2002, APL was dismissed as a defendant based on the statute of limitations. On April 23, 2002, the parties filed initial briefs addressing the appropriate rate reasonableness methodology to be applied. There has been no material activity in this proceeding since the parties filed reply briefs on June 17, 2002.

         In August 2001, HC&S self-reported to the State of Hawaii Department of Health (the "DOH") possible violations of state and federal air pollution control regulations relating to a boiler at HC&S's Maui sugar mill. The boiler was constructed in 1974 and HC&S thereafter operated the boiler in compliance with the permits issued by the DOH. Because the boiler is fueled with less than 50 percent fossil fuels and is therefore a "biomass boiler" under state air pollution control rules, the DOH initially concluded, and the DOH permits reflected, that the boiler was not subject to the more stringent regulations applicable to "fossil fuel-fired" boilers. In 2001, HC&S identified federal regulatory guidance that provides that a boiler that burns any amount of fossil fuel may be a "fossil fuel-fired boiler." HC&S then voluntarily reported the possible compliance failures to the DOH. In September 2003, the DOH issued to HC&S a Notice and Finding of Violation and proposed penalty of $1.98 million. The amount of the penalty is being contested. In the opinion of management, after consultation with counsel, this matter will not have a material adverse effect on A&B's results of operations or financial position.

         In January 2004, a petition was filed by the Native Hawaiian Legal Corporation (the "NHLC"), on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources (the "BLNR") declare that A&B and its subsidiaries (collectively, the "Company") have no current legal authority to continue to divert water from streams in East Maui for use in the Company's sugar growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company has objected to the petition, asked the BLNR to conduct administrative hearings on the matter, and asked that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

         For the information about executive officers of A&B required to be included in this Part I, see section B ("Executive Officers") in Item 10 of Part III below, which is incorporated herein by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX." As of February 9, 2004, there were 3,944 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

         A summary of daily stock transactions is listed in the Nasdaq National Market Issues section of major newspapers. Trading volume averaged 155,900 shares a day in 2003, compared with 150,600 shares a day in 2002 and 135,600 in 2001.

         The quarterly high and low sales prices and closing prices, as reported by The Nasdaq Stock Market, and cash dividends paid per share of common stock, for 2003 and 2002, were as follows:


                             Dividends                 Market Price
                               Paid        High            Low         Close
                               ----        ----            ---         -----
   2003
   ----
   First Quarter             $0.225       $26.90         $23.50        $24.86
   Second Quarter             0.225        27.70          24.35         26.10
   Third Quarter              0.225        30.03          25.76         28.36
   Fourth Quarter             0.225        34.60          27.94         33.75

   2002
   ----
   First Quarter             $0.225       $28.01         $23.98        $27.61
   Second Quarter             0.225        29.25          24.74         25.80
   Third Quarter              0.225        26.19          21.50         22.25
   Fourth Quarter             0.225        26.50          20.50         25.79


         Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends each quarter since 1903. The most recent increase in the quarterly dividend rate was effective the first quarter of 1998, from 22 cents per share to 22.5 cents. In 2003, dividend payments to shareholders totaled $37,409,000, which was 46 percent of reported net income for the year. The following dividend schedule for 2004 has been set, subject to final approval by the Board of
Directors:

   Quarterly Dividend     Declaration Date    Record Date     Payment Date
   ------------------     ----------------    -----------     ------------

       First                  January 22      February 19          March 4
       Second                   April 22            May 6           June 3
       Third                     June 24         August 5      September 2
       Fourth                 October 28      November 11       December 2

         A&B common stock is included in the Dow Jones U.S. Transportation Average, the Dow Jones U.S. 65 Stock Composite, the Dow Jones U.S. Industrial Transportation Index, the Dow Jones Marine Transportation Index, the S&P MidCap 400, the Russell 2000 Index and the Russell 3000 Index.

          There were no shares of A&B common stock repurchased by the Company during 2003 or 2002. During 2001, A&B repurchased 105,000 shares of its stock for an average price of $21.61 per share. A&B's Board of Directors has authorized A&B to repurchase up to two million shares of its common stock.

         A&B has a Shareholder Rights Plan, designed to protect the interests of shareholders in the event an attempt is made to acquire the company. The rights initially will trade with A&B's outstanding common stock and will not be exercisable absent certain acquisitions or attempted acquisitions of specified percentages of such stock. If exercisable, the rights generally entitle shareholders (other than the acquiring party) to purchase additional shares of A&B's stock or shares of an acquiring company's stock at prices below market value.

          Securities authorized for issuance under equity compensation plans as of December 31, 2003, included:

----------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be    Weighted-average exercise      future issuance under
        Plan Category            issued upon exercise of        price of outstanding       equity compensation plans
                                   outstanding options,         options, warrants and        (excluding securities
                                   warrants and rights                 rights              reflected in column (a))

                                           (a)                           (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans               2,476,000                       $24.57                     1,598,494
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    --                            --                          271,719*
----------------------------------------------------------------------------------------------------------------------
Total                                   2,476,000                       $24.57                     1,870,213
----------------------------------------------------------------------------------------------------------------------

      * A&B has two compensation plans under which its stock is authorized for issuance that were adopted without the approval of its security holders. (1) Under A&B's Non-Employee Director Stock Retainer Plan, each outside Director is issued a stock retainer of 300 A&B shares after each year of service on A&B's Board of Directors. Those 300 shares vest immediately and are free and clear of any restrictions. These shares are issued in January of the year following the year of the Director's service to A&B. (2) Under A&B's Restricted Stock Bonus Plan, the Compensation and Stock Option Committee identifies the executive officers and other key employees who participate in one- and three-year performance improvement incentive plans and formulates performance goals to be achieved for the plan cycles. At the end of each plan cycle, results are compared with goals, and awards are made accordingly. Participants may elect to receive awards entirely in cash or up to 50 percent in shares of A&B stock and the remainder in cash. If a participant elects to receive a portion of the award in stock, an additional 50 percent stock bonus may be awarded. In general, shares issued under the Restricted Stock Bonus Plan may not be traded for three years following the award date; special vesting provisions apply for the death, termination or retirement of a participant.

         Of the 271,719 shares that were available for future issuance, 7,950 shares were available for future issuance under the Non-Employee Director Stock Retainer Plan and 263,769 shares were available for issuance under the Restricted Stock Bonus Plan.

     ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (dollars and shares in millions, except per-share amounts):

                                                       2003           2002            2001           2000            1999
                                                   ------------   ------------    ------------   ------------    ------------
    ANNUAL OPERATIONS
    Total revenue1                                  $  1,233       $  1,088       $   1,059       $   1,052       $     989
    Dividends                                             --              --              4               3               3
    Gain on sale of investment                            --              --            126              --              --
    Cost of goods sold and operating
        expenses1                                      1,039            939             915             844             812
    Depreciation and amortization1                        73             70              74              70              72
    Interest expense                                      12             12              19              24              18
    Income taxes1                                         40             21              65              42              31
                                                    --------       --------       ---------       ---------       ---------
    Income from continuing operations
        before accounting changes                         69             46             116              75              59
    Discontinued operations - real estate2                12             12               4               4               4
    Discontinued operations - agribusiness3               --              --             (9)             --              --
    Cumulative effect of change in
        accounting methods4                               --             --              --              12              --
                                                    --------       --------       ---------       ---------       ---------
    Net income                                      $     81       $     58       $     111       $      91       $      63
                                                    ========       ========       =========       =========       =========

    Comprehensive income                            $    100       $     31       $      49       $     103       $      49

    Earnings per share: From continuing operations before accounting change:
         Basic                                      $   1.67       $   1.12       $    2.86       $    1.82       $    1.37
         Diluted                                    $   1.66       $   1.11       $    2.85       $    1.81       $    1.37
       Net Income:
         Basic                                      $   1.95       $   1.42       $    2.73       $    2.21       $    1.45
         Diluted                                    $   1.94       $   1.41       $    2.72       $    2.21       $    1.45

    Return on beginning equity                         11.2%           8.2%           15.9%           13.5%            9.0%
    Cash dividends per share                        $   0.90       $   0.90       $    0.90       $    0.90       $    0.90
    Average number of shares outstanding                41.6           41.0            40.5            40.9            43.2
    Effective income tax rate                          37.0%          33.0%           36.0%           36.5%           34.5%

    MARKET PRICE RANGE
       High                                         $  34.60       $  29.25       $   29.61       $   28.25       $   27.13
       Low                                             23.50          20.50           20.61           17.94           18.63
       Close                                           33.75          25.79           26.70           26.25           22.81

    AT YEAR END
       Shareholders of record                          3,959          4,107           4,252           4,438           4,761
       Shares outstanding                               42.2           41.3            40.5            40.4            42.5
       Shareholders' equity                         $    811       $    724       $     711       $     694       $     671
             Per-share                                 19.22          17.54           17.54           17.19           15.78

       Total assets                                    1,760          1,553           1,544           1,666           1,562
       Working capital                                    64             83              24              56              60
       Current ratio                                1.3 to 1       1.5 to 1        1.1 to 1        1.4 to 1        1.4 to 1
       Real estate developments - noncurrent        $     77       $     42       $      48       $      63       $      61
       Investments - noncurrent                           68             33              33             183             159
       Capital Construction Fund                         165            208             159             150             145
       Long-term debt - noncurrent                       330            248             207             331             278
       Debt to debt plus capital                       29.8%          26.2%           24.2%           34.2%           30.9%



       1 Prior year amounts restated for amounts treated as discontinued operations and to be consistent with the current year presentation.

       2 Discontinued Operations - The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. This is described further in Note 3 of Item 8 of the Company's Form 10-K.

       3 Discontinued Operations - Agribusiness includes the closing of operations and abandonment of the Company's panelboard manufacturing business in 2001. The loss included closure costs of $3 million and an $11 million write-down of machinery and equipment associated with that business.

       4 The cumulative change in accounting in 2000 was for the change in method of accounting for vessel drydocking costs from the accrual method to the deferral method.

       Amounts in Item 6 are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

FORWARD-LOOKING STATEMENTS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to, the following factors:

        1)  economic conditions in Hawaii and elsewhere;
        2)  market demand;
        3) competitive factors and pricing pressures, principally in the Company's transportation businesses;
        4) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
        5)  performance of pension assets;
        6) availability of water for irrigation and to support real-estate development;
        7)  performance of unconsolidated affiliates and ventures;
        8) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
        9)  significant fluctuations in fuel prices;
        10) resolution of tax issues with the IRS or state tax authorities;
        11) labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
        12) renewal or replacement of significant agreements including, but not limited to, lease agreements and Matson's alliance and charter agreement with American President Lines, Ltd. (see
            "Charter Agreements" on page 33);
        13) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
        14) acts of war and terrorism;
        15) risks associated with current or future litigation; and
        16) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED RESULTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share amounts)    2003                 2002                 2001
----------------------------------------------------------------------------------------------------------
Operating Revenue                                $ 1,233              $  1,088             $  1,059
Operating Costs & Expenses                       $ 1,112              $  1,009             $    989
Other Income and (Expenses)                      $   (12)             $    (12)            $    111
Income Taxes                                     $    40              $     21             $     65
Net Income                                       $    81              $     58             $    111
Other Comprehensive Income (Loss)                $    19              $    (27)            $    (62)
----------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                         $  1.95              $   1.42             $   2.73
----------------------------------------------------------------------------------------------------------

         Operating Revenue for 2003 increased $145 million, or 13 percent, compared with 2002. Ocean transportation contributed 62 percent of the increase due principally to the addition of terminal handing charges, an increase in cargo volume and other rate actions. Logistics services contributed 29 percent to the increase due to top-line business growth. Property leasing contributed 9 percent due principally to purchases of new income-producing properties and increased rents and occupancies. Property sales and food products revenue were comparable to 2002. The property leasing and property sales revenue included in the Consolidated Statements of Income are stated after discontinued operations.

         Operating revenue for 2002 increased by $29 million or 3 percent compared with 2001. Ocean transportation increased $5 million compared with 2001 due to rate actions and higher Hawaii Service container volumes. Revenue for 2002 was adversely affected by terrorist events of September 11, 2001 and by West Coast port disruptions late in 2002. Logistics services revenue increased $73 million due to top-line business growth. Property leasing increased $5 million due to increased rents partially offset by lower occupancies. Property sales were $61 million lower than in 2001. This resulted from the 2001 adoption of Statement of Financial Accounting Standard ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 required that transactions that were initiated prior to the adoption of the standard should not be treated as discontinued operations. Food products revenue increased by $7 million due to higher sugar production and modestly higher raw sugar prices.

         Because the Company regularly develops and sells income producing real estate, the revenue trends for these two segments are best understood before subtracting discontinued operations. This analysis is provided in the Analysis of Operating Revenue and Profit below.

         Operating Costs and Expenses for 2003 increased by $103 million, or 10 percent, compared with 2002. Cost of transportation services increased by $26 million due to higher terminal and vessel operating costs (both of which were due to higher volume), higher pension costs of $10 million and an accrual of $5 million in 2003 for the settlement of a claim with the State of Hawaii offset by improved performance of joint ventures and by a pension settlement gain of $17 million that resulted from the formation of a new Hawaii Terminals Multiemployer plan. Costs of logistics services increased $40 million due to business growth. Costs of property sales and leasing services, after removing discontinued operations, increased by $3 million due to increased operating and maintenance costs, net of joint venture results. Cost of agricultural goods and services increased by $9 million due to higher pension, personnel, maintenance and insurance costs. Selling, General and Administrative costs increased by $17 million due to higher pension, health benefit, and business insurance costs. Operating costs for 2003 also include an $8 million write-down of the carrying value of C&H Sugar Company, Inc. ("C&H.")

         Operating Costs and Expenses for 2002 increased by $20 million, or 2 percent compared with 2001. Cost of transportation services increased by $23 million due to higher freight costs associated with the late 2002 West Coast port disruptions and higher pension costs partially offset by lower vessel operating costs. Costs of logistics services increased $63 million due to business growth. Costs of property sales and leasing services declined by $44 million due to the adoption of SFAS 144 that resulted in a different accounting treatment for property sales initiated after adoption of the standard. Selling, General and Administrative expenses increased $8 million in 2002 compared with 2001 because of higher pension, employee benefit and business insurance costs. The comparison of operating costs and expenses also was affected by the 2001 write-downs of power generation equipment by $5 million, the Company's investment in C&H by $29 million, and the panelboard manufacturing subsidiary on Maui by $9 million.

         Additional information about year-to-year fluctuations is included under the caption Analysis of Operating Revenue and Profit.

         Other Income and Expenses is composed of interest expense and gains on sales of assets. Interest expense of $12 million for 2003 was the same as 2002. Interest expense in 2001 was $19 million reflecting higher interest rates and greater amounts drawn on credit facilities. 2001 also included a $126 million gain on the sale of marketable securities. This gain was the result of the Company divesting its holdings in BancWest Corporation and Bank of Hawaii Corporation.

         Income Taxes were higher for 2003 compared with 2002 due primarily to higher pre-tax income and a higher effective tax rate of 37 percent versus 33 percent for the two years, respectively. The 2001 effective tax rate was 36 percent.

         Other Comprehensive Income or Loss for 2003 and 2002 comprised the minimum pension liability adjustments (Note 10 in Item 8 of the Company's 2003 Form 10-K) and the change in fair value of the treasury lock agreement (Note 8 in Item 8 of the Company's 2003 Form 10-K). The 2001 amount reflected the reversal of previously unrealized gains from the sales of marketable equity securities when those gains were realized.

ANALYSIS OF OPERATING REVENUE AND PROFIT

         Detailed information related to the operations and financial performance of the Company's Industry Segments is included in Note 14 in Item 8 of the Company's 2003 Form 10-K. The following information should be read in relation to information contained in that Note.

Transportation Industry

Ocean Transportation; 2003 compared with 2002
---------------------------------------------


--------------------------------------------------------------------
(dollars in millions)          2003        2002         Change
--------------------------------------------------------------------
Revenue                      $   776     $    687         13%
Operating profit             $    93     $     42        2.2x
--------------------------------------------------------------------
Volume (units)
Hawaii containers            162,400      152,500          6%
Hawaii automobiles           145,200      120,500         20%
Guam containers               17,800       16,300          9%
--------------------------------------------------------------------

         Transportation - Ocean Transportation revenue of $776 million for 2003 was 13 percent higher than the $687 million reported in 2002. Of this increase, 57 percent was due to the terminal handling charges and other rate actions, and 43 percent was due to higher container and automobile volume. In January 2003, to partially offset increasing terminal operation costs, Matson implemented a terminal handling charge in its Hawaii Service of $200 per container for westbound freight, $100 per container for eastbound freight, and $30 per automobile.

         For 2003, Hawaii Service container volume was 6 percent higher than in 2002 and automobile volume was 20 percent higher reflecting the recovery in westbound container volumes that had declined in the months following September 11, 2001, a carryover of freight into 2003 following West Cost port disruptions in the fourth quarter of 2002, and higher market growth due, in part, to the improving Hawaii economy. During 2003 Matson accepted delivery of a new vessel, the M.V. Manukai, and retired two older vessels.

         Automobile volume increases also reflect principally increased automobile dealer sales but also include rental fleet replacements, partly offset by the acceleration of some 2003 automobile carriage into the third quarter of 2002 in anticipation of the port disruptions. During the fourth quarter, Matson chartered a roll-on/roll-off ("RORO") vessel, the Great Land, to accommodate customer needs in a cost effective manner. In addition to moving the Great Land's RORO operations to a Honolulu pier that is separate from container operations, the vessel is making direct calls to Maui. Guam Service container volume was 9 percent higher than 2002, reflecting recovery efforts following Typhoon Pongsona.

         Operating profit of $93 million for 2003 was $51 million greater than the $42 million reported for 2002 reflecting principally $37 million of favorable revenue yields and improved cargo volume, a $17 million pension settlement gain that resulted from Matson joining the newly formed Hawaii Terminals Multiemployer Plan, $13 million due to the absence of port disruptions that reduced 2002 operating results, $22 million due to higher margins in the Hawaii and Guam Service due to higher volume and improved terminal productivity and $9 million of higher returns from joint ventures. These favorable factors were partially offset by $17 million of higher vessel operating costs due principally to the addition of an eighth vessel in the Hawaii Service to accommodate the higher volume, $11 million for higher general and administrative costs, principally related to increases in pension costs, $7 million of higher west coast terminal costs and $4.7 million for the settlement of a claim with the State of Hawaii (See Note 13 of Item 8 to the Company's Form 10-K). To mitigate the effects of fluctuating fuel costs, Matson charges a fuel surcharge.

Ocean Transportation; 2002 compared with 2001
---------------------------------------------

---------------------------------------------------------------------------
(dollars in millions)           2002           2001          Change
---------------------------------------------------------------------------
Revenue                       $    687        $   682            1%
Operating profit              $     42        $    61          -30%
---------------------------------------------------------------------------
Volume (units)
Hawaii containers              152,500        149,600            2%
Hawaii automobiles             120,500        122,400           -2%
Guam containers                 16,300         17,300           -6%
---------------------------------------------------------------------------

         Ocean Transportation revenue of $687 million for 2002 was 1 percent higher than the $682 million reported in 2001. The higher revenue was due to higher container volumes in the Hawaii Service, partially offset by lower Guam Service container volume and lower Hawaii Service automobile volume.

         For 2002 compared with 2001, Hawaii Service container volume was 2 percent higher, Hawaii Service automobile volume was 2 percent lower and Guam Service container volume was 6 percent lower. The increased Hawaii Service container volume was due, in part, to the lower than normal 2001 fourth quarter cargo that was affected adversely by terrorist events of September 11, 2001. Hawaii container and automobile volumes were affected adversely by U.S. Pacific Coast labor disruptions experienced in the fourth quarter of 2002.

         Operating profit of $42 million declined 30 percent from the $61 million reported for 2001 reflecting principally $13 million related to 2002 disruptions in U.S. Pacific Coast ports, $6 million of higher pension and personnel costs, a 2001 gain of $3 million from the sale of two tugboats, $2 million of higher drydocking expenses, and the 2002 write-off of $1 million in assets made obsolete by the replacement of two cranes at the Company's Sand Island terminal. These unfavorable factors were offset partially by $3 million for increased contract cargo carriage and $1 million of lower vessel costs due principally to operating one fewer vessel in the Hawaii Service during most of 2002. Matson's share of the Sea Star Line, LLC and SSA Terminals, LLC joint venture losses, included in operating profit, was $2 million less than its share of losses recorded in 2001.

         In January 2002, Matson reduced the number of vessels in the Hawaii Service from eight to seven. An eighth vessel was returned to the regular Hawaii Service in December 2002 to help alleviate the cargo backlogs that resulted from the previously discussed port disruptions. In January 2002, Matson sold two vessels to Sea Star Line, LLC for $17 million, which approximated the vessels' carrying value.

         In 2002, the labor agreement between the International Longshore and Warehouse Union ("ILWU") and the Pacific Maritime Association ("PMA"), of which Matson is a member, expired. Early in the fourth quarter of 2002, following extensive negotiations and a shutdown of West Coast port operations, the U.S. Court of Appeals for the Ninth Circuit issued an order requiring that the ports be re-opened and longshore workers be ordered back to work for an 80-day cooling off period. A new agreement between the ILWU and the PMA was ratified in January 2003. A separate six-year labor agreement with the ILWU Local 142 in Hawaii was ratified in January 2003. The impact of the new ILWU agreements increased terminal handling and benefit costs and was the primary reason for implementing the previously noted terminal handling charge in January 2003.

         On December 8, 2002, Typhoon Pongsona hit the island of Guam, causing extensive property and economic damage to the island, but only minor damage to Matson's office and equipment. Repairs were completed and normal operations quickly resumed.

Logistics Services; 2003 compared with 2002
-------------------------------------------

---------------------------------------------------------------------------
(dollars in millions)           2003            2002          Change
---------------------------------------------------------------------------
Revenue                       $   238         $    195          22%
Operating profit              $     4         $      3          39%
---------------------------------------------------------------------------

         Matson Integrated Logistics, Inc. (previously Matson Intermodal System, Inc.) provides intermodal marketing and trucking brokerage services throughout North America. Revenue was $238 million for 2003, compared with $195 million in 2002. Operating profit was $4 million for 2003, compared with $3 million earned in 2002. The 2003 revenue growth was primarily the result of new business.

         In the fourth quarter of 2003, Matson Integrated Logistics acquired certain assets, obligations and contracts of TransAmerica Transportation Services, Inc. ("TTS," which is not affiliated with the Transamerica entity that is a subsidiary of AEGON N.V.). TTS provides truck brokerage services to companies located throughout the United States of America, Canada and Mexico by contracting with over 100 regionally located transportation agencies and carriers. Headquartered in Akron, Ohio, TTS provides comprehensive truckload, less than truckload, and logistics services. The transaction added $12 million of assets to the consolidated balance sheet at December 31, 2003, including goodwill of approximately $1 million. No debt was assumed in connection with the acquisition.

Logistics Services; 2002 compared with 2001
-------------------------------------------

----------------------------------------------------------------------
(dollars in millions)         2002          2001        Change
----------------------------------------------------------------------
Revenue                     $   195       $    122         60%
Operating profit            $     3       $      2         94%
----------------------------------------------------------------------

         Matson Integrated Logistics revenue was $195 million for 2002, compared with $122 million in 2001. Operating profit was $3 million for 2002, compared with $2 million earned in 2001. The 2002 revenue growth was primarily the result of new business.

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

Property Development and Management

Leasing; 2003 compared with 2002
--------------------------------

--------------------------------------------------------------------
(dollars in millions)          2003        2002        Change
--------------------------------------------------------------------
Revenue                       $  80       $  73          10%
Operating profit              $  37       $  33          12%
--------------------------------------------------------------------
Occupancy Rates:
  Mainland                      93%         92%           1%
  Hawaii                        90%         89%           1%
--------------------------------------------------------------------

         Revenue, before subtracting amounts treated as discontinued operations, was $80 million for 2003, or 10 percent higher than the $73 million reported in 2002. Operating profit, also before subtracting discontinued operations, was $37 million for 2003, or 12 percent higher than the $33 million earned in 2002. The higher operating profit was due primarily to the purchases of new income-producing properties as well as higher rental rates and occupancies for both the Mainland and Hawaii portfolios. These favorable factors were partially offset by increased operating costs and additional expense to repair a siding problem on a commercial building and other costs. Mainland occupancy increased, due principally to tenancy increases in industrial properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Hawaii occupancy increased, due principally to gains in office leasing.

Leasing; 2002 compared with 2001
--------------------------------

-------------------------------------------------------------------
(dollars in millions)       2002           2001       Change
-------------------------------------------------------------------
Revenue                     $  73         $  71          3%
Operating profit            $  33         $  34         -4%
-------------------------------------------------------------------
Occupancy Rates:
  Mainland                     92%           93%        -1%
  Hawaii                       89%           90%        -1%
-------------------------------------------------------------------

         Revenue, before subtracting amounts treated as discontinued operations, was $73 million for 2002, or 3 percent higher than the $71 million reported in 2001. Operating profit, also before subtracting discontinued operations, was $33 million for 2002, or 4 percent lower than the $34 million earned in 2001. The decrease in operating profit was due primarily to lower occupancies, increased operating costs, and additional maintenance expense to repair a siding problem on a commercial building. Mainland occupancy declined, due principally to vacancies resulting from two tenant bankruptcies. Hawaii occupancy declined, due primarily to an office vacancy that occurred in late 2001 and which was not re-tenanted until July 2002.

         As with any large real estate portfolio of commercial properties, occupancy levels will vary between reporting periods based on known lease expirations, unanticipated lease terminations, and properties sold and purchased in the interim periods. The Company's portfolio includes leases covering a wide range of space sizes and income, with no necessary correlation between lease size and lease income. For example, a large lease covering 480,000 square feet of industrial warehouse space in Ontario, California expired in December 2002. Although this lease constituted approximately 10 percent of the total space in the Company's portfolio, it represented only 2.5 percent of the portfolio's annual leasing revenue. In early 2003 that property was leased to a new tenant.

Property Sales; 2003 compared with 2002 and 2001
------------------------------------------------

---------------------------------------------------------------------
(dollars in millions)          2003         2002         2001
---------------------------------------------------------------------
Revenue                        $  64        $  93      $   89
Operating profit               $  24        $  19      $   18
---------------------------------------------------------------------

         Before subtracting amounts treated as discontinued operations, property sales revenue was $64 million and operating profit was $24 million in 2003. Sales during 2003 included (1) a shopping center in Nevada for $24 million, (2) six commercial properties on Maui (including a seven-acre property that had a low carrying cost) for $15 million, (3) 23 residential properties for $9 million, (4) eight floors in the Alakea Corporate Tower for $9 million, (5) seven industrial lots on Oahu for $3 million, (6) five industrial lots on Maui for $3 million and (7) two land parcels on Maui for $1 million. Operating profit also includes the Company's share of earnings in two real estate joint ventures of $4 million that, combined, reflects the sales of 142 residential units in 2003.

         Revenue of $93 million and operating profit of $19 million in 2002 resulted from the sales of (1) a seven-building distribution complex in Texas for $27 million, (2) a shopping center and an industrial complex in California for $27 million, (3) several small commercial properties, an 85-acre parcel in Upcountry Maui, and nine business parcels on Oahu and Maui for $18 million, (4) 27 residential properties for $16 million and (5) a shopping center in Colorado for $5 million. Operating profit also includes the Company's share of earnings in two real estate joint ventures, reflecting the sales of five residential units in 2002.

         Revenue of $89 million and operating profit of $18 million in 2001 resulted from the sales of (1) 82 residential properties for $48 million, (2) three commercial properties in Bainbridge, Washington for $16 million, (3) a 14-acre parcel at Maui Business Park to Wal-Mart for $14 million, (4) 11 business parcels on Oahu for $5 million, (4) a 68-acre parcel for highway widening on Maui for $2 million, (5) two industrial lots on Maui for $1 million, and (6) several parcels on Maui for $3 million.

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

         Discontinued Operations; Properties - The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. At the time a property is classified as "discontinued," the previously recognized revenue and expenses for the property are reclassified to discontinued operations so historically reported information is updated to reflect discontinued operations at each reporting interval.

         The revenue, operating profit, and after-tax effects of these transactions for 2003, 2002 and 2001 were as follows (in millions, except per-share amounts):

--------------------------------------------------------------------
                                2003         2002         2001
--------------------------------------------------------------------

Sales Revenue                  $    37     $    65            --
Leasing Revenue                $     1     $     8       $    11
Sales Operating Profit         $    18     $    14            --
Leasing Operating Profit       $     1     $     5       $     6
After-tax Earnings             $    12     $    12       $     4
Basic Earnings Per Share       $  0.28     $  0.30       $  0.10
--------------------------------------------------------------------

         2003: The sales of the Nevada commercial property and five of the commercial properties on Maui met the criteria for classification as discontinued operations.

         2002: The sales of the previously noted California, Texas, and Colorado commercial properties, four commercial properties on Maui, and the planned sale, within the next 12 months, of a Nevada commercial property, met the criteria for classification as discontinued operations.

         2001: As permitted by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," comparable property sales that were initiated prior to the Company's adoption of this accounting standard on January 1, 2001, were not reported as discontinued operations. During 2001, the Company sold three properties in Washington State for an aggregate price of $16 million and a $2 million after-tax gain. Since these transactions were initiated prior to the adoption of SFAS No. 144, accounting treatment as discontinued operations was not required.

         Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

Food Products

Food Products; 2003 compared with 2002
--------------------------------------

-------------------------------------------------------------------------
(dollars in millions)           2003           2002         Change
-------------------------------------------------------------------------
Revenue                       $    113        $   113          0%
Operating profit              $      5        $    14        -63%
-------------------------------------------------------------------------
Tons sugar sold                205,700        215,900         -5%
-------------------------------------------------------------------------

         Revenue of $113 million for 2003 was the same as revenue reported in 2002, but operating profit declined by 63 percent. Compared with 2002, the 10,200 fewer tons sugar sold was offset by higher raw sugar prices and an increase in specialty sugar sales that improved revenue by $4 million and increased power sales that added $1 million to revenue. Average revenue per ton of sugar for 2003 was 4 percent higher than in 2002.

         Operating profit declined due to higher 2003 costs, with those costs being spread over 10,200 fewer tons of sugar. Operating costs were approximately $6 million higher than 2002 due to $4 million higher pension and personnel costs, $1 million of higher maintenance costs and $1 million higher insurance costs. 2003 operating profit also was reduced for an accrual related to the proposed penalty discussed under "Environmental Matters." Year-over-year results were also affected by the 2002 sale of obsolete equipment at a gain of $1 million.

         Annual and quarterly fluctuations in sales and operating profit are normal for this business due to weather, and other seasonality factors that impact production. Lower sugar production during 2003 was affected by adverse weather conditions and a series of malicious fires that consumed nearly 900 acres of sugar cane. Cane fires disrupt normal harvesting practices and result in lower yields per acre.

         Coffee production of 3.3 million pounds for 2003 was approximately 500,000 pounds higher than the 2.8 million pounds produced in 2002. Coffee prices continue to be affected adversely by world oversupply and near record lows. Coffee operating profit for 2003 was approximately break-even.

         Approximately 94 percent of the Company's sugar production was sold to Hawaiian Sugar & Transportation Cooperative ("HS&TC") during each of 2003 and 2002 under a standard marketing contract. HS&TC sells its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company.

         Congress is expected to consider the U.S. - Central American Free Trade Agreement ("CAFTA") during 2004. If CAFTA is approved, it would result in more foreign sugar imports to the U.S. because world sugar prices reflect a "dump" market through which foreign producers often sell surplus sugar that has been subsidized for foreign governments at a loss. Currently the Central America allotment quota is approximately 120,000 tons or about 10 per cent of the total U.S. import quota. CAFTA would initially increase this quota, in 2005, to 210,000 tons. This would increase by 2 percent per year for 15 years. The resulting increase in low priced imported sugar could have a significant adverse effect on raw sugar sales prices and C&H refined sugar prices. The Company is a minority owner of C&H.

Food Products; 2002 compared with 2001
--------------------------------------

------------------------------------------------------------------------
(dollars in millions)           2002         2001          Change
------------------------------------------------------------------------
Revenue                       $    113      $    106          6%
Operating profit              $     14      $      6        2.4x
------------------------------------------------------------------------
Tons sugar sold                215,900       191,500         13%
------------------------------------------------------------------------

         Revenue of $113 million for 2002 was 6 percent higher than the $106 million reported in 2001. Operating profit for 2002 was $14 million, compared with $6 million reported in 2001. This revenue and operating profit improvement was due primarily to higher tons sold and modestly higher sugar prices. Operating profit in 2002 also included a gain of $1 million for the sale of obsolete equipment. Operating profit in 2001 included a charge of $5 million for the write-off of power generation equipment that no longer was needed in the business and a one-time $5 million distribution from HS&TC, the cooperative that transports and markets Hawaii sugar.

         Even with the wet harvesting conditions early in 2002, total year sugar production was 13 percent higher than 2001 production. Sugar production and costs in 2001 were affected adversely by drought conditions.

         Coffee production of 2.8 million pounds for 2002 was approximately one million pounds lower than the 3.8 million pounds produced in 2001. During 2002, the Company recorded an expense of $250,000 to reduce the carrying cost of inventory to the amount it expects to realize when it is sold.

         In 2001, the Company ceased the operations of, and abandoned, its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary of A&B (reported in 2001 discontinued operations). This is discussed further in Note 3 of Item 8 of the Company's Form 10-K for the year ended December 31, 2003.

ECONOMIC OUTLOOK

         The economy of the State of Hawaii continues to perform well, and growth forecasts are being raised. In spite of the fact that the State's large visitor industry still has not fully recovered from the effects of the Iraq war and SARS, its growth rate is improving. In addition, a strong residential real estate market and associated construction activity continue to provide sound underpinnings for employment.

         Total visitor arrivals rose 0.3 percent in November compared with October, with the comparable year-to-date figure being an increase of one percent. Within the total, domestic arrivals were up 2 percent, led by U.S. West, the largest domestic market, up 5.6 percent. Year-to-date, total domestic arrivals are up 2.8 percent, with U.S. West up 2.3 percent. Domestic visitors represent more than 71 percent of Hawaii's total visitors. The international market continues to be relatively weaker, but improving, however, with total November arrivals off just 3 percent, in the context of a 9.3 percent decline year-to-date. Visitors from Japan were up 1.9 percent in November, the first increase since March 2003, and a good improvement over the year-to-date decline of 11.1 percent.

         Residential housing markets remain very strong, with a steady progression of record or near-record sales of both existing and new homes and condominium properties. This is the case for nearly all residential markets on all of Hawaii's islands, in spite of the fact that these separate and distinct markets frequently behave differently.

         Associated with this level of residential real estate, construction activity remains high, although some recent measures are off earlier peaks. For example, the contracting tax base, a proxy for the level of construction activity, decreased by 2.8 percent in the third quarter. On the other hand, private building authorizations rose 5.8 percent for the three counties reporting and construction jobs statewide were up 4.9 percent.

         Looking ahead, defense spending should be a large net contributor to the Hawaii economy. Although a sizeable number of Hawaii-based troops are being deployed now to Iraq and Afghanistan, with an associated decline in consumption, a number of new, very large contracts have been awarded for facilities for new Air Force and Army units, as well as long-term, multi-billion dollar contracts to replace, rebuild and manage military housing on Oahu. Other initiatives, such as basing an aircraft carrier at Pearl Harbor, are under consideration.

         The State of Hawaii Department of Business, Economic Development and Tourism recently raised its projection for Hawaii's real gross state product in 2003 to 2.9 percent, its third upward revision of the year. Its comparable estimate for 2004 is now 2.8 percent, a full percentage point higher than its projection three months ago. This type of improvement provides more growth opportunities for increasing demand for shipping to Hawaii, as well as for all aspects of real estate activity.

FINANCIAL CONDITION AND LIQUIDITY

         Debt and Liquid Resources: Liquid resources of the Company, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $545 million at December 31, 2003, an increase of $41 million from December 31, 2002. This net increase was due primarily to $30 million in higher available balances on revolving credit and private placement shelf facilities, $5 million of higher cash and cash equivalent balances and $4 million of increased receivables.

         Working Capital: Working capital was $64 million at December 31, 2003, a decrease of $19 million from the balance at the end of 2002. The lower working capital was due primarily to $19 million of higher accrued and other liabilities and $14 million higher accounts payable balances partially offset by $5 million of higher cash balances, and $4 million of higher receivables. The higher other current liability balance was due primarily to reclassification of certain employee benefits to current from non-current and deferred operating revenue. The higher accounts payable balance was primarily due to the growth of the Integrated Logistics business.

         At December 31, 2003, the Company had receivables totaling $160 million, compared with $156 million a year earlier. These amounts were net of allowances for doubtful accounts of $12 million and $11 million, respectively. The increase in receivables was mainly the result of higher cargo and growth of the integrated logistics business in 2003. The Company's management believes that the quality of these receivables is good and that its reserves are adequate. The fluctuations in cash and the remaining current assets and current liabilities resulted from normal operating activities.

         Long-Term Debt and Credit Facilities: Long-term debt increased by $87 million during 2003. The additional borrowing reflected principally a $55 million Title XI bond issue, described below, that partially financed a vessel purchase, $17 million used for the retirement of State of Hawaii Special Facility Revenue Bonds, and $15 million of debt assumed by the Company as part of a real estate purchase. Other fluctuations in Debt as noted on the Consolidated Statement of Cash Flows related to other operating, working capital, and capital expenditure needs.

          In July 2003, the Company borrowed $35 million on an existing $50 million private shelf agreement for the purpose of restructuring some of its debt to take advantage of lower long-term interest rates. The $35 million loan is for 9 years and bears an interest rate of 4.1 percent. The Company subsequently replaced the remaining $15 million capacity with a new $75 million private shelf agreement. This increased facility provides the Company with more flexibility to finance capital projects and new investments.

          In September 2003, Matson borrowed $15 million on its $50 million private shelf agreement and used the proceeds to retire higher-rate Special Facility Revenue Bonds that had been issued by the State of Hawaii Department of Transportation and for which Matson was obligated to pay terminal facility rent equal to the principal and interest on the bonds.

          As noted previously, Matson took delivery of a new vessel in September 2003. This vessel, with a total project cost of approximately $107 million was partially financed with $55 million of 5.3 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. The remaining project cost was financed with the Capital Construction Fund and operating cash flows. No decision has been made about the form of financing for the new vessel that will be delivered to Matson during the third or fourth quarter 2004. Matson has, however, received from the Maritime Administration a commitment to guarantee bonds for up to $75 million for the purchase of that vessel, of which 35 percent may be issued at a floating rate.

         A&B also renewed, and extended for one year, its uncommitted $70 million credit line. Matson renewed, and extended for one year, its $40 million revolving credit facility. Credit facilities are described in Note 8 in Item 8 of the Company's 2003 Form 10-K.

         Capital Construction Fund: During 2003, the Company deposited $4 million into the CCF and withdrew approximately $46 million for the purchase of a new vessel and $1 million for other qualified purposes.

          Cash Flows: Cash Flows from Operating Activities were $136 million for 2003, compared with $56 million for 2002. The higher cash flow was due to better operating results, the timing of sales and expenditures for real estate development projects that are classified as Real Estate Held for Sale and fluctuations in other working capital balances, including the timing of payments for income taxes in 2002 resulting from a sale of securities in late 2001.

         Capital Expenditures: For 2003, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $290 million. This was comprised principally of $142 million for real estate acquisitions and property development, $107 million for a new Matson vessel, $26 million for Matson's container equipment and office relocation, and $13 million for agricultural projects. Of the real estate related capital expenditures, $35 million was for purchases and development of property intended to be sold as inventory and included in Cash Flows from Operating Activities, $40 million utilized tax-deferred proceeds and was not included in cash flows, and the remaining $67 million was recorded as Cash Flows from Investing Activities.

         Real estate acquisitions during 2003 included the following:

         Boardwalk Shopping Center: Purchased in March 2003 for $23 million, the Boardwalk Shopping Center in Round Rock, Texas comprises 184,600 square feet of retail space. In connection with the purchase, the Company assumed a $15 million term loan that is secured by the property. The term loan matures in January 2005, but may be repaid, without penalty, as early as October 2004.

         Alakea Corporate Tower: Purchased in March 2003 for $20 million, the Alakea Corporate Tower is a 31-story Class "A" office building with approximately 158,300 square feet of office space in Honolulu, Hawaii. The Company has converted the building to fee simple office condominiums and began selling units during the fourth quarter of 2003.

         Vista Controls Building: Purchased in March 2003 for $5 million, the Vista Controls Building is a 51,100-square-foot, two-story commercial building in Valencia, California.

         Napili Plaza: Purchased in August 2003 for $7 million, the Napili Plaza is a 45,200-square-foot neighborhood retail center in West Maui.

         Centennial Plaza: Purchased in September 2003 for $8 million, the Centennial Plaza is a 244,000-square-foot, three-building industrial complex in Salt Lake City, Utah.

          Wailea: In October 2003, the Company and an affiliate of GolfBC Group ("GolfBC," a Vancouver, Canada-based company unrelated to A&B) acquired certain real estate assets from various subsidiaries of the Shinwa Golf Group ("Shinwa"). A&B purchased 270 acres of residential and commercial zoned property at the Wailea Resort for $67 million. GolfBC purchased three golf courses and a tennis center at the Wailea Resort and two golf courses and other lands at the Kauai Lagoons Resort.

          Broadlands Marketplace: In October 2003, the Company purchased, for $11 million, the Broadlands Marketplace, a 97,900-square-foot, neighborhood shopping center in Broomfield, Colorado, a suburb north of Denver.

         Tax-Deferred Real Estate Exchanges: Sales - During 2003, the Company recorded, on a tax-deferred basis, real-estate sales proceeds of $37 million. The proceeds from these sales were immediately available for reinvestment in replacement property. The proceeds from tax-deferred sales are held in escrow pending future use to purchase new real estate assets. Of the total sales proceeds, $3 million was included in the Statement of Cash Flows as both Capital expenditures for property and developments and as "Receipts from disposal of property" because the Company purchased replacement "like-kind" property prior to the related tax-deferred sale (referred to as a "reverse exchange"). The remaining $34 million is reported under the caption "Other Non-cash Information" in the Condensed Statements of Cash Flows.

         Purchases - During the 2003, the Company utilized $41 million of tax-deferred funds to acquire new income-producing assets. As of December 31, 2003, all of the proceeds from tax-deferred sales had been reinvested.

INVESTMENTS, COMMITMENTS AND CONTINGENCIES

         Investments: The Company has the following principal joint ventures, each of which is accounted for following the equity method of accounting:

         Kukui'Ula Development Company: The Kukui'Ula project on the island of Kauai comprises 1,000 acres on the southern coast of Kauai, adjacent to the Poipu resort. The project is planned for a resort, an 18-hole golf course, residential and commercial use, and parks and open space. In 2002, A&B Properties, Inc. ("Properties"), a subsidiary of A&B, accelerated development plans for Kukui'Ula by entering into a joint venture with an affiliate of DMB Associates, Inc. DMB is an Arizona-based developer of large master-planned communities. During 2003, Properties contributed to the venture, title to 846 acres, a waste water treatment plant, and other improvements, totaling approximately $28 million. The balance of the land will be transferred to the venture upon securing further entitlements for the property. DMB will fund all future development costs, subject to an option available to Properties, which diminishes over time, to participate in a portion of that funding. In July 2003, the State Land Use Commission granted urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. The Kauai County Planning Commission recommended approval of the applications on January 27, 2004, and action is anticipated by the County Council by the third quarter of 2004. The venture had no sales activity during 2003.

         Hokua: During 2003, Properties entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story luxury residential condominium in Honolulu. Properties' total investment in the venture is expected to be $40 million. Approximately $10 million was funded during 2003 and the remainder is expected to be funded during 2004. The joint venture has loan commitments totaling $130 million, of which Properties guarantees approximately $18 million.

         Kai Lani and HoloHolo Ku: Properties has a joint venture interest in Kai Lani Company, LLC, a 116-unit townhouse condominium at Ko 'Olina Resort. It also has a joint venture interest in HoloHolo Ku, a 44 single-family detached condominium development in Waimea on the island of Hawaii. Notes receivable totaling $7 million from these two investments were repaid during 2003.

         Westridge LLC: Properties has a joint venture investment in an office building that is being developed in Valencia, California. This building was substantially completed in 2003.

         SSA Terminals: Matson's ownership interest in SSA Terminals, LLC ("SSAT"), a West Coast stevedoring and terminal service provider, was reduced in 2002 to 35 percent from 49.5 percent, because of an agreement to eliminate the majority owner's preferred cash return.

         Sea Star Line, LLC: The operating agreement for Sea Star Line, LLC ("Sea Star"), an ocean transportation venture carrying cargo between Florida and Puerto Rico, in which Matson is a minority owner, was revised in 2002 when Matson chose not to participate with other owners in capital calls associated with acquisition of the assets of a bankrupt Puerto Rico competitor. As a result, Matson's ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent.

         C&H Sugar Company: The Company owns approximately 36 percent of C&H Sugar Company's ("C&H") common voting stock, 40 percent of its junior preferred stock, and 100 percent of its senior preferred stock. Approximately 94 percent of the Company's Maui sugar production is sold to C&H through an intermediary raw sugar marketing and transportation cooperative, Hawaiian Sugar & Transportation Cooperative. The carrying value of this investment was written down by $8 million and $29 million in 2003 and 2001, respectively, because expected cash flows are not expected to allow recovery of the carrying value of the investment.

         Notes 4 and 5 in Item 8 of the Company's 2003 Form 10-K provide additional information about these investments.

         Contractual Obligations: At December 31, 2003, the Company had the following contractual obligations (in millions):

                                                                       Payment due by period
                                                       -------------------------------------------------------
                                                          Less                                      More
                                                         than 1                                    than 5
       Contractual Obligations                Total       Year        1-3 Years     3-5 Years       Years
       -----------------------                -----       ----        ---------     ---------       -----
Long-term debt obligations                   $   345      $   15       $    90        $   45        $  195
Capital lease obligations                         --          --            --            --            --
Operating lease obligations                      148          22            29            13            84
                                             -------      ------       -------        ------        ------
Total                                        $   493      $   37       $   119        $   58        $  279
                                             =======      ======       =======        ======        ======

Long-term debt obligations and lease obligations are described in Notes 8 and 9, respectively, of Item 8 of the Company's 2003 Form 10-K.

         Charter Agreements: Matson and American President Lines, Ltd. ("APL") are parties to an eight-year Successor Alliance Slot Hire and Time Charter Agreement dated January 28, 1998 ("Agreement"). This Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this Agreement, Matson time charters three C-9 class vessels to APL, and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This Agreement generates annual revenue of approximately $35 million for Matson.

         In July 2003, Matson entered into a time charter agreement with Totem Ocean Trailer Express, Inc. for a roll-on/roll-off vessel. The agreement has a two-year initial term with three one-year renewal options at an average annual expense of $12 million. Dedicated shore-side facilities for automobiles were opened in Oakland California and in Honolulu to accommodate cargo for this vessel. Matson began using this vessel for the carriage of vehicles in its Hawaii Service in October 2003.

         Commitments: Commitments and financing arrangements, other than operating lease commitments, in effect at the end of 2003 and 2002 included the following (in millions):

                  Arrangement                            2003            2002
                  -----------                            ----            ----

Appropriations for capital expenditures      (a)       $   282         $   104
Vessel purchases                             (b)       $   107         $   214
Guarantee of Sea Star debt                   (c)       $    27         $    30
Guarantee of HS&TC debt                      (d)       $    15         $    15
Guarantee of Hokua debt                      (e)       $    18              --
Standby letters of credit                    (f)       $    20         $    21
Bonds                                        (g)       $    12         $    14
Benefit plan withdrawal obligations          (h)       $    50         $    11

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of items (a) and
(b), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments. The value of guarantees that were entered into or modified subsequent to December 31, 2002 are recorded as obligations as required by Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

         (a) At December 31, 2003, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $282 million. These expenditures are primarily for vessel maintenance, real estate developments held for investment purposes, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. For 2004, internal cash flows and existing credit lines are expected to be sufficient to finance working capital needs, dividends, capital expenditures, and debt service.

         (b) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyard, Inc. to purchase two container ships. The total project cost for each ship is approximately $107 million. The first ship was delivered in September 2003 and the second ship is expected to be delivered in the third or fourth quarter of 2004. The cost of the second ship is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations. No significant payment is required until the acceptance and delivery of each ship. No obligation is recorded on the financial statements because conditions necessary to record either a liability or an asset have not yet been met.

         (c) At December 31, 2003, Matson had guaranteed $27 million of the debt of Sea Star and would be required to perform under the guarantee should Sea Star be unable to meet its obligations.
                It is expected that the guarantee will be further reduced by scheduled repayments of the debt by Sea Star. Certain assets of Sea Star serve as collateral for these borrowings and would reduce Matson's guarantee obligations. Matson has not recorded any liability for its obligations under the guarantee because it believes that the likelihood of making any payments is not probable.

         (d) The Company, in the fourth quarter of 2003, guaranteed up to $15 million of HS&TC's $30 million revolving credit line.
                That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2003, the amount drawn was $10 million. The Company has not recorded a liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

         (e) Properties, in the fourth quarter of 2003, guaranteed $3 million of the $12 million component of a $130 million construction loan agreement that was entered into by HDH, LLC, a limited liability company that is owned by Hokua
                Development Group LLC ("Hokua"), a limited liability company in which the Company is an investor (see Note 5 of the Consolidated Financial Statements included in Item 8). The $12 million component was used by Hokua to acquire the land that is being developed. The Company would be called upon to honor this guarantee in the event that Hokua is unable to repay the construction loan. Additionally, Properties has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding loan balance that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934. The fair value of these guarantees was estimated at $345,000 and is recorded as a non-current obligation of the Company.

         (f) The Company has arranged for standby letters of credit totaling $20 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by C&H employees prior to December 24, 1998 (see Note 5 of the Consolidated Financial Statements included in Item 8). The letter of credit is for the benefit of the State of California Department of Industrial Relations ("CDIR"). The Company only would be called upon by the CDIR to honor this letter of credit in the event of C&H's non-payment of workers' compensation claims or insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003. C&H has advised the Company that it is unable to provide a replacement security deposit. Until C&H meets this contractual obligation, the Company will not be released from this letter of credit. The remaining letters of credit, totaling $5 million, are for insurance-related matters, construction performance guarantees, and other routine operating matters.

         (g) Of the $12 million in bonds, $7 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5 million of customs bonds.

         (h) Under special rules approved by the Pension Benefit Guaranty Corporation ("PBGC") and adopted by the Pacific Coast longshore plan in 1984, the Company could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $50 million as of the most recent valuation dates, based on estimates by plan actuaries. In December 2003, Matson joined the Hawaii Terminals Multiemployer plan. An estimate of that withdrawal liability is included in the total withdrawal obligation. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

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

         After Hawaiian Commercial & Sugar Company ("HC&S") self-reported, in 2001, to the State of Hawaii Department of Health ("DOH") possible violations of state and federal air pollution control regulations at its Maui sugar mill, the DOH issued a notice of violation and proposed penalty of approximately $2 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the DOH in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. The amount of the penalty is being contested. The Company believes that the resolution of this matter will not have a material effect on the Company's financial statements and that appropriate accruals for this matter have been recorded.

         Additionally, during the fourth quarter of 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was owned by C&H and sold in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site. The Company has accrued approximately $2 million for the estimated remediation cost.

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

         In January 2004, a petition was filed by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources ("BLNR") declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company has objected to the petition, asked the BLNR to conduct administrative hearings on the matter, and asked that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar operations.

         On February 6 and 7, 2004, union workers at Honolulu's two largest concrete manufacturers, which supply most of the concrete on Oahu, went on strike, shutting down both manufacturing operations. This shutdown had the immediate impact of delaying the pouring of the foundation for the Hokua project, but is not expected to have a near-term impact on construction at the Lanikea project. Any prolonged strike will delay the completion of both projects, as well as have wide-spread impact on construction generally on Oahu. Although labor negotiations between union and management are ongoing, it is difficult at this time to predict the likely duration of the strike.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are more fully described in Note 1 of the Consolidated Financial Statements included in Item 8. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material.

         The most significant accounting estimates inherent in the preparation of A&B's financial statements are described below.

         Asset Impairments: The Company's properties and investments are reviewed for impairment if changing events or circumstances indicate that the carrying amount of the assets may not be recoverable. This evaluation is based on historical experience with similar assets and the assets' expected use in the Company's business. The identification of impairment indicators of assets and investments subsequent to acquisition and the estimates used in valuing these amounts could result in different amounts recorded for property or investments and, accordingly, the related depreciation and equity in earnings of unconsolidated affiliates could be different.

         Depreciation: Depreciation requires an estimate by management of the useful life of each property item as well as an allocation of the costs associated with a property to its various components. These assessments are based on industry information as well as the Company's experience with similar assets. If the Company changed its allocation of costs or changed the estimates of useful lives of property, depreciation expense may be different.

         Valuation of Purchased Leases and Contracts: Upon acquisition of real estate, the Company assesses the fair value of acquired assets (including land, buildings, tenant improvements and acquired above and below market leases and the origination cost of acquired in-place leases in accordance with SFAS No.
141) and acquired obligations, and allocates the purchase price based on these assessments. Different assessments could result in the carrying values of the asset and the amortization charges being different.

         Unconsolidated Affiliates: The Company accounts for its investments in unconsolidated affiliates under the equity method when the Company's ownership interest is more than 20 percent but less than 50 percent and the Company does not exercise direct or indirect control over the investee. Factors that are considered in determining whether or not the Company exercise control include rights of partners regarding significant business decisions, including dispositions and acquisitions of assets, board and management representation, financing decision making, operating and capital budget approvals and contractual rights of partners. To the extent that the Company is deemed to control these entities, the entities would have to be consolidated. This would affect the balance sheet, operations, and debt covenants.

         Revenue Recognition and Collectibility: The Company has a wide range of revenue types, including, for example, rental income, property sales, shipping revenue, intermodal and logistics revenue and sales of raw sugar, molasses and coffee. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. Among these requirements is that the amount is collectible. If assessments regarding collectibility are different, revenue and assets could be different.

         Voyage Revenue: The Company recognizes voyage revenue using the percentage completion methods that is based on the relative transit times between reporting periods. These transit times are very predictable, but if the Company incorrectly estimates transit times due to unforeseen delays in transit, revenue could be over or under stated.

         Environmental Reserves: The estimated costs for environmental remediation are recorded by the Company when the obligation is known and can be estimated. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. These analyses are performed, depending on the circumstances, by internal analysis or the use of third-party specialists. The assumptions used in these analyses as well as the extent of the known remediation can have an impact on the resulting valuation and that difference could be material.

         Pension and Post-retirement Estimates: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its estimates for 2003, the more significant of which, relating to its defined benefit pension plans are stated below, are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         Pension income (expense) related to the Company's pension plans were $(14) million, $1 million, and $13 million for 2003, 2002 and 2001, respectively. The 2003 expense of $14 million does not include the settlement gain of $17 million that resulted from the formation of the new Hawaii Terminals Multiemployer plan. The Company expects that, in 2004, the qualified plan expense will be approximately $2 million.

         The valuation assumptions used for the Company's pension plans for each of the three years were as follows:


                                          Pension Benefits
                                          ----------------
                                     2003       2002       2001
                                     ----       ----       ----
Discount rate                        6.25%      6.50%      7.25%
Expected return on plan assets       8.50%      9.00%      9.00%
Rate of compensation increase        4.00%      4.25%      4.25%

         The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One-, three-, and five-year pension returns were 23.5 percent, -2.2 percent, and 1.4 percent, respectively. Since 1989, the average return has been above 9 percent. These returns have approximated or exceeded benchmark returns used by the Company to evaluate performance of its fund managers. The Company's weighted-average asset allocations at December 31, 2003 and 2002, and 2003 year-end target allocation, by asset category, were as follows:


                                        Target        2003       2002
                                        ------        ----       ----
Domestic equity securities                60%          60%        56%
International equity securities           10%          13%        11%
Debt securities                           15%          16%        20%
Real Estate                               15%          10%        11%
Other and cash                             0%           1%         2%
                                         ----         ----       ----
  Total                                  100%         100%       100%
                                         ====         ====       ====

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

         The discount rate used for benefit plan calculations is based on an analysis, provided by the Company's actuary, of long-term bonds that receive one of the two highest ratings given by a recognized rating agency, with durations that approximate the benefit cash flows for the Company's employees and retirees.

         Lowering the expected long-term rate of return on the Company's qualified plan assets from 9 percent to 8.5 percent would have reduced pre-tax pension income for 2003 by approximately $1 million. Lowering the discount rate assumption by one-half of one percentage point would have reduced pre-tax pension income by approximately $2 million.

         The value of qualified plan assets increased from $254 million at the beginning of 2003 to $274 million at the end of the year. The 2003 net increase was primarily the result of an actual return of $58 million, less the previously noted $22 million transfer to the Hawaii Terminals Multiemployer Plan, and less benefit payments of $16 million. At 2003 year end the projected benefit obligation was $262 million. Plan funding was 105 percent at 2003 year-end compared with 88 percent at 2002 year-end. The Company expects that its qualified plans will require cash funding of approximately $5 million in 2004.

OTHER MATTERS

         Stock Options: Information regarding the accounting for and pro forma effect of options to purchase shares of the Company's stock is included in Note 1 and Note 12 to the Consolidated Financial Statements included in Item 8.

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

         Management Changes: The following management changes occurred during 2003 and through February 9, 2004:

         o James S. Andrasick accepted the permanent position of president and chief executive officer of Matson, effective July 15, 2003. Mr. Andrasick continued as chief financial officer and treasurer of A&B through February 8, 2004. Mr. Andrasick is also an executive vice president of A&B.

         o Christopher J. Benjamin was promoted to vice president, corporate development and planning of A&B effective April 24, 2003.
              Mr. Benjamin was promoted to vice president and chief financial officer of A&B effective February 9, 2004.

         o Nelson N. S. Chun was named vice president and general counsel of A&B effective November 26, 2003.

         o Ronald J. Forest was promoted to senior vice president of Matson effective April 24, 2003.

         o David L. Hoppes was promoted to vice president, ocean services of Matson effective August 1, 2003.

         o John Hoxie, vice president of HC&S retired effective April 1, 2003.

         o Frank Kiger was promoted to vice president, agricultural operations of HC&S effective February 5, 2003.

         o Michael J. Marks, vice president and general counsel of A&B, retired effective September 1, 2003.

         o C. Bradley Mulholland, vice chairman of Matson and executive vice president of A&B, retired effective January 1, 2004.

         o Paul E. Stevens resigned as executive vice president of Matson on July 29, 2003.

         o John W. Sullivan was promoted to vice president, vessel operations of Matson effective August 1, 2003.

         o Peter F. Weis was named vice president and chief information officer of Matson on August 28, 2003.

         o Thomas A. Wellman was promoted to vice president, treasurer and controller effective February 9, 2004.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of investments, pension fund investments and, through its Capital Construction Fund, an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 1, 4, 5, 7 and 10 to the consolidated financial statements in Item 8, "Financial Statements and Supplementary Data."

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

         The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company's use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. Hedge accounting requires a high correlation between changes in fair value of cash flows of the derivative instrument and the specific item being hedged, both at inception and throughout the life of the hedge. The Company discontinues hedge accounting prospectively when it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is discontinued as a hedge investment because it is unlikely that a forecasted transaction will occur.

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

         At December 31, 2003 the Company had an interest rate lock agreement that reduced the exposure to interest rate risk associated with future debt issuances for the financing of a new vessel. This is described under the caption "Interest Rate Hedging" in Note 8 of Item 8. A&B believes that, as of December 31, 2003, its exposure to market risk fluctuations for its financial instruments is not material.

         The following table summarizes A&B's debt obligations at December 31, 2003, presenting principal cash flows and related interest rates by the expected fiscal year of repayment. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2003. A&B estimates that the carrying value of its debt is not materially different from its fair value.

                                            Expected Fiscal Year of Repayment as of December 31, 2003
                           ----------------------------------------------------------------------------------------

                              2004         2005        2006         2007        2008      Thereafter      Total
                              ----         ----        ----         ----        ----      ----------      -----
                                                            (dollars in millions)

Fixed rate                   $    15      $    36     $    22      $    22     $    23    $     95        $   213
Average interest rate          7.07%        7.49%       6.94%        6.95%       6.13%       5.23%             --
Variable rate                     --      $   132          --           --          --          --        $   132
Average interest rate             --        1.30%          --           --          --          --             --

         A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production through 2008 to Hawaiian Sugar & Transportation Cooperative ("HS&TC"), an unconsolidated sugar and marketing cooperative, in which A&B has an ownership interest. Under that contract, the price paid will fluctuate with the New York No. 14 Contract settlement price for domestic raw sugar, less a fixed discount. A&B also has an agreement with C&H Sugar Company, Inc, the primary purchaser of sugar from HS&TC, which allows A&B to forward price, with C&H, a portion of its raw sugar deliveries to HS&TC.

         A&B has no direct material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this affects tourism in Hawaii.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                     Page
                                                                     ----
Management's Responsibility for Financial Reporting                   43
Independent Auditors' Report                                          44
Consolidated Statements of Income                                     45
Consolidated Statements of Cash Flows                                 46
Consolidated Balance Sheets                                           47
Consolidated Statements of Shareholders' Equity                       48
Notes to Consolidated Financial Statements                            49
       1.   Summary of Significant Accounting Policies                49
       2.   Acquisitions                                              55
       3.   Discontinued Operations                                   55
       4.   Impairment of Long-Lived Assets and Investments           56
       5.   Investments                                               56
       6.   Property                                                  59
       7.   Capital Construction Fund                                 59
       8.   Notes Payable and Long-term Debt                          60
       9.   Leases                                                    62
       10.  Employee Benefit Plans                                    63
       11.  Income Taxes                                              67
       12.  Stock Options                                             68
       13.  Related Party Transactions, Commitments, Guarantees,
            and Contingencies                                         70
       14.  Industry Segments                                         73
       15.  Quarterly Information (Unaudited)                         75
       16.  Parent Company Condensed Financial Information            77


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

         The Company's consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, who have expressed their opinion with respect to the fairness, in all material aspects, of the presentation of financial position, results of operations and cash flows under accounting principles generally accepted in the United States of America. Management has made available to Deloitte & Touche LLP all of the Company's financial records and related data. Furthermore, management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

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

/s/ Allen Doane
Allen Doane
President and Chief Executive Officer




/s/ J. S. Andrasick
James S. Andrasick
Executive Vice President, Chief Financial Officer and Treasurer



INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF ALEXANDER & BALDWIN, INC.:

         We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Honolulu, Hawaii
February 6, 2004



                            ALEXANDER & BALDWIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)

Year Ended December 31,                                               2003                 2002               2001
                                                                      ----                 ----               ----
Operating Revenue:
    Ocean transportation                                           $    776             $     687          $     682
    Logistics services                                                  238                   195                122
    Property leasing                                                     79                    65                 60
    Property sales                                                       27                    28                 89
    Food products                                                       113                   113                106
                                                                   --------             ---------          ---------
        Total revenue                                                 1,233                 1,088              1,059
                                                                   --------             ---------          ---------
Operating Costs and Expenses:
    Cost of transportation services                                     601                   575                552
    Cost of logistics services                                          215                   175                112
    Cost of property sales and leasing services                          56                    53                 97
    Cost of agricultural goods and services                             108                    99                100
    Selling, general and administrative                                 124                   107                 99
    Impairment loss for operating investment                              8                    --                 29
                                                                   --------             ---------          ---------
        Total operating costs and expenses                            1,112                 1,009                989
                                                                   --------             ---------          ---------
Operating Income                                                        121                    79                 70
Other Income and (Expense)
    Gain on sale of investments                                          --                    --                126
    Dividends                                                            --                    --                  4
    Interest expense                                                    (12)                  (12)               (19)
                                                                   --------             ---------          ---------
Income From Continuing Operations Before Income Taxes                   109                    67                181
    Income taxes                                                         40                    21                 65
                                                                   --------             ---------          ---------
Income From Continuing Operations                                        69                    46                116
    Income from discontinued operations, net of income
     taxes (see Notes 2 and 3)                                           12                    12                 (5)
                                                                   --------             ---------          ---------
Net Income                                                               81                    58                111
Other Comprehensive Income (Loss):
    Minimum pension liability adjustment (net of taxes of
        $(13) and $16)                                                   20                   (25)                --
   Change in valuation of derivatives (net of taxes)                     (1)                   (2)                --
    Unrealized holding gains (losses) and reclassification of
        realized gains on securities  (net of income taxes of
        $36)                                                             --                    --                (62)
                                                                   --------             ---------          ---------
Comprehensive Income                                               $    100             $      31          $      49
                                                                   ========             =========          =========

Basic Earnings per Share of Common Stock:
    Continuing operations                                          $   1.67             $    1.12          $    2.86
    Discontinued operations                                            0.28                  0.30              (0.13)
                                                                   --------             ---------          ---------
    Net income                                                     $   1.95             $    1.42          $    2.73
                                                                   ========             =========          =========
Diluted Earnings per Share of Common Stock:
    Continuing operations                                          $   1.66             $    1.11          $    2.85
    Discontinued operations                                            0.28                  0.30              (0.13)
                                                                   --------             ---------          ---------
    Net income                                                     $   1.94             $    1.41          $    2.72
                                                                   ========             =========          =========

Average Common Shares Outstanding                                      41.6                  41.0               40.5




See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

Year Ended December 31,                                              2003               2002                2001
                                                                     ----               ----                ----
Cash Flows from Operations:
    Net income                                                    $    81             $    58             $  111
    Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization                                  73                  71                 75
        Deferred income taxes                                           3                  13                 (8)
        Gains on disposal of assets                                   (18)                (20)              (143)
        Equity in (income) loss of affiliates                          (9)                  5                 13
        Write-down of long-lived assets and  investments                8                  --                 45
    Changes in assets and liabilities:
        Accounts and notes receivable                                   3                 (23)                 2
        Inventories                                                    (1)                  1                  1
        Prepaid expenses and other assets                               3                  (9)                13
        Deferred drydocking costs                                       1                 (11)                (5)
        Pension and post-retirement assets and obligations             (1)                 (2)               (21)
        Accounts and income taxes payable                               7                 (24)                62
        Other liabilities                                               6                  (7)                (2)
    Real Estate Developments Held for Sale:
        Real estate inventory sales                                    15                  13                 40
        Expenditures for new real estate inventory                    (35)                 (9)               (32)
                                                                  -------             -------             ------
            Net cash provided by operations                           136                  56                151
                                                                  -------             -------             ------
Cash Flows from Investing Activities:
    Capital expenditures for property and developments               (214)                (45)               (99)
    Receipts from disposal of income producing
        property, investments and other assets                          8                  21                142
    Deposits into Capital Construction Fund                            (4)                (58)               (12)
    Withdrawals from Capital Construction Fund                         47                   5                  4
    Payments for purchases of investments                             (17)                 (6)                (2)
    Proceeds from sale and maturity of investments                      6                  --                 --
                                                                  -------             -------             ------
            Net cash provided by (used in) investing
            activities                                               (174)                (83)                33
                                                                  -------             -------             ------
Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                          293                  73                  6
    Payments of long-term debt                                       (233)                (31)              (137)
    Proceeds (payments) from short-term
        borrowings - net                                               --                 (12)                (3)
    Repurchases of capital stock                                       --                  --                 (2)
    Proceeds from issuance of capital stock                            20                  16                  5
    Dividends paid                                                    (37)                (37)               (37)
                                                                  -------             -------          ---------
            Net cash provided by (used in) financing
            activities                                                 43                   9               (168)
                                                                  -------             -------             ------
Cash and Cash Equivalents:
    Net increase (decrease) for the year                                5                 (18)                16
    Balance, beginning of year                                          1                  19                  3
                                                                  -------             -------             ------
    Balance, end of year                                          $     6             $     1             $   19
                                                                  =======             =======             ======
Other Cash Flow Information:
    Interest paid, net of amounts capitalized                     $   (11)            $   (12)            $  (20)
    Income taxes paid, net of refunds                                 (45)                (52)               (21)
Non-cash Activities:
    Tax-deferred property sales                                        34                  68                 30
    Tax-deferred property purchases                                   (41)                (60)               (42)



See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per-share amount)


                                                                                                  December 31
                                                                                         2003                    2002
                                                                                         ----                    ----
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                        $       6                $       1
    Accounts and notes receivable, less allowances of $12 and $11 million                  160                      156
    Sugar and coffee inventories                                                             5                        5
    Materials and supplies inventories                                                      11                       10
    Real estate and other assets held for sale                                              30                       33
    Deferred income taxes                                                                   15                       12
    Prepaid expenses and other assets                                                       20                       17
                                                                                     ---------                ---------
            Total current assets                                                           247                      234
Investments                                                                                 68                       33
Real Estate Developments                                                                    77                       42
Property - net                                                                           1,079                      943
Capital Construction Fund                                                                  165                      208
Pension Assets                                                                              62                       28
Other Assets -  net                                                                         62                       65
                                                                                     ---------                ---------
            Total                                                                    $   1,760                $   1,553
                                                                                     =========                =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable and current portion of long-term debt                              $      15                $      10
    Accounts payable                                                                        95                       81
    Payrolls and vacation due                                                               20                       20
    Uninsured claims                                                                        10                       13
    Income taxes payable                                                                     1                        4
    Post-retirement benefit obligations-- current portion                                    3                        3
    Accrued and other liabilities                                                           39                       20
                                                                                     ---------                ---------
            Total current liabilities                                                      183                      151
                                                                                     ---------                ---------
Long-term Liabilities
    Long-term debt                                                                         330                      248
    Deferred income taxes                                                                  356                      338
    Post-retirement benefit obligations                                                     44                       43
    Uninsured claims and other liabilities                                                  36                       49
                                                                                     ---------                ---------
            Total long-term liabilities                                                    766                      678
                                                                                     ---------                ---------
Commitments and Contingencies
Shareholders' Equity
    Capital stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding,
        42.2 million shares in 2003 and 41.3 million shares in 2002                         35                       34
    Additional capital                                                                     112                       85
    Accumulated other comprehensive loss                                                    (8)                     (27)
    Retained earnings                                                                      684                      644
    Cost of treasury stock                                                                 (12)                     (12)
                                                                                     ---------                ---------
            Total shareholders' equity                                                     811                      724
                                                                                     ---------                ---------
            Total                                                                    $   1,760                $   1,553
                                                                                     =========                =========


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003
                     (In millions, except per-share amounts)



                                                     Capital Stock                                 Accumulated
                                   ---------------------------------------------                      Other
                                          Issued                  In Treasury                         Compre-
                                   ----------------------      -----------------                      hensive
                                                 Stated                               Additional     Income         Retained
                                    Shares       Value         Shares      Cost         Capital      (Loss)         Earnings
                                    ------       -----         ------      ----         -------      ------         --------

Balance, December 31, 2000            44.3       $  33         4.0      $    (12)      $   58        $    62        $   553
Shares repurchased                    (0.1)         --          --            --           --             --             (2)
Stock options exercised - net          0.2          --          --            --            7             --             (2)
Issued-- incentive plans                --          --        (0.1)           --            2             --             --
Unrealized holding gain                 --          --          --            --           --             16             --
Reversal of holding gains1              --          --          --            --           --            (78)            --
Net income                              --          --          --            --           --             --            111
Cash dividends                          --          --          --            --           --             --            (37)
                                    ------       -----      ------      --------       ------        -------        -------
Balance, December 31, 2001            44.4          33         3.9           (12)          67             --            623

Stock options exercised - net          0.7           1          --            --           17             --             --
Issued-- incentive plans                --          --          --            --            1             --             --
Minimum Pension Liability               --          --          --            --           --            (25)            --
Valuation of Derivative                 --          --          --            --           --             (2)            --
Net income                              --          --          --            --           --             --             58
Cash dividends                          --          --          --            --           --             --            (37)
                                    ------       -----      ------      --------       ------        -------        -------
Balance, December 31, 2002            45.1          34         3.9           (12)          85            (27)           644

Stock options exercised - net          0.9           1          --            --           26             --             (4)
Issued-- incentive plans                --          --        (0.1)           --            1             --             --
Minimum Pension Liability               --          --          --            --           --             20             --
Valuation of Derivative                 --          --          --            --           --             (1)            --
Net income                              --          --          --            --           --             --             81
Cash dividends                          --          --          --            --           --             --            (37)
                                    ------       -----      ------      --------       ------        -------        -------
Balance, December 31, 2003            46.0       $  35         3.8      $    (12)      $  112        $    (8)       $   684
                                    ======       =====      ======      ========       ======        =======        =======

1 See Note 5 for discussion of marketable equity securities sold during 2001.



See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Founded in 1870, Alexander & Baldwin, Inc. ("A&B") is incorporated under the laws of the State of Hawaii. A&B operates primarily in three industries: transportation, real estate and food products. These industries are described below:

         Transportation - carrying freight, primarily between various ports on the U.S. Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; arranging intermodal and motor carrier services and providing logistics services in North America; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

         Property Development and Management - purchasing, developing, selling, managing, leasing and investing in commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         Food Products - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar and molasses hauling in Hawaii; and generating and selling electricity.

         Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned subsidiaries ("Company"), after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have control are accounted for under the equity method. Generally, these are investments in businesses in which the Company's ownership is between 20 percent and 50 percent.

         Segment Information: The Company has five segments operating in three industries: Transportation, Property Development and Management, and Food Products. The Transportation industry is comprised of ocean transportation and logistics services segments. The Property Development and Management industry is comprised of property leasing and property development and sales segments. The Company reports segment information in the same way that management assesses segment performance. Additional information regarding these segments is found in
Note 14.

         Cash and Cash Equivalents: Cash equivalents are composed of highly liquid investments with an original maturity of three months or less and which have no significant risk of change in value.

         Allowances for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to "Accounts and notes receivable," for the three years ended December 31, 2003 were as follows (in millions):


                 Balance at                        Write-offs       Balance at
              Beginning of year      Expense       and Other       End of Year
              -----------------      -------       ---------       -----------

       2001        $   6              $   3          $  (2)            $   7
       2002        $   7              $   5          $  (1)            $  11
       2003        $  11              $   5          $  (4)            $  12


         Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market value.

         Drydocking: Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping's alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as "drydocking" to maintain the required operating certificates. These drydocks occur on scheduled intervals ranging from two to five years, depending on the vessel age. Because the drydocks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydocks are deferred and amortized until the next regularly scheduled drydock period. Deferred amounts are included on the Consolidated Balance Sheets in other current and non-current assets. Amortized amounts are charged to operating expenses in the Consolidated Statements of Income. Changes in deferred drydocking costs are included in the Consolidated Statements of Cash Flows in Cash Flows from Operations.

         Property: Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Gains or losses from property disposals are included in the determination of net income. Costs of developing coffee orchards are capitalized during the development period and depreciated over the estimated productive lives of approximately 20 years. Upon acquiring real estate, the Company allocates the purchase price to land, buildings, in-place leases and above and below market leases based on relative fair value.

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

         Depreciation: Depreciation is computed using the straight-line method. Estimated useful lives of property are as follows:

                         Classification               Range of Life (in years)
                         --------------               ------------------------

             Buildings                                        10 to 40
             Vessels                                          10 to 40
             Marine containers                                 2 to 25
             Terminal facilities                               3 to 35
             Machinery and equipment                           3 to 35
             Utility systems and other                         5 to 50
             Coffee Orchards                                     20

         Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term and long-term borrowings approximate their carrying values.

         Real Estate Assets: Real estate is carried at the lower of cost or fair value. Fair values generally are determined using the expected market value for the property, less sales costs. For residential units and lots held for sale, market value is determined by reference to the sales of similar property, market studies, tax assessments, and cash flows. For commercial property, market value is determined using recent comparable sales, tax assessments, and cash flows. A large portion of the Company's real estate is undeveloped land located in the State of Hawaii on the islands of Maui and Kauai. This land has a cost basis that averages approximately $150 per acre, a value much lower than fair value.

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

         Voyage Revenue Recognition: Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period; commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred. Probable losses on voyages are provided for at the time such losses can be estimated. Freight rates are provided in tariffs filed with the Surface Transportation Board of the U.S. Department of Transportation. Prior to the 2003 third quarter, voyage revenue and variable costs and expenses associated with voyages were included in income at the time each voyage leg commenced. This change in accounting method did not have a material effect on the Company's consolidated results of operations or financial position.

         Real Estate Sales Revenue Recognition: Sales are recorded when the risks and benefits of ownership have passed to the buyers (generally on closing dates), adequate down payments have been received, and collection of remaining balances is reasonably assured.

         Real Estate Leasing Revenue Recognition: Revenue for leases with significant rent escalations that occur during the term of the lease is recognized on a straight-line basis. The effect of other leases not recognized on a straight-line basis is not material. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized in accordance with Staff Accounting Bulletin 101, which states that this income is to be recognized only after the contingency has been removed (i.e. sales thresholds have been achieved).

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

         Discontinued Operations: The sales of certain income-producing assets are classified as discontinued operations, as required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation of the assets is stopped. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

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

         Accounting Method for Stock-Based Compensation and Calculation of Basic and Diluted Earnings per Share of Common Stock: As allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

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



                                              2003        2002         2001
                                              ----        ----         ----
Stock volatility                              24.4%      23.4%        25.2%
Expected term from grant date (in years)       5.2        5.5          6.2
Risk-free interest rate                        3.3%       2.8%         4.5%
Forfeiture discount                            4.9%       2.9%         2.6%
Dividend yield                                 2.7%       3.4%         3.3%


         Based upon the above assumptions, the computed annual weighted average fair values of employee stock options granted during 2003, 2002, and 2001 were $5.21, $4.44, and $6.22, respectively, per option.

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share in each of the three years ended December 31, 2003, would have been as follows (in millions, except per share amounts):



                                                 2003             2002             2001
                                                 ----             ----             ----
Net Income:
  As reported                                   $   81           $   58           $   111
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects             (1)              (1)               (2)
                                                ------           ------           -------
  Pro forma                                     $   80           $   57           $   109
                                                ======           ======           =======

Net Income Per Share:
  Basic, as reported                            $ 1.95           $ 1.42           $  2.73
  Basic, pro forma                              $ 1.93           $ 1.38           $  2.69
  Diluted, as reported                          $ 1.94           $ 1.41           $  2.72
  Diluted, pro forma                            $ 1.91           $ 1.38           $  2.67

Effect on average shares outstanding
of assumed exercise of stock options
(in millions of shares):
  Average number of shares
     outstanding                                  41.6             41.0              40.5
  Effect of assumed exercise of
     outstanding stock options                     0.3              0.2               0.2
                                                ------           ------           -------
  Average number of shares
     outstanding after assumed
     exercise of stock options                    41.9             41.2              40.7
                                                ======           ======           =======



         Basic Earnings per Share is determined by dividing Net Income by the weighted-average common shares outstanding during the year. The calculation of Diluted Earnings per Share includes the dilutive effect of unexercised options to purchase the Company's stock. Total shares considered antidilutive and that were not included in the computation of diluted earnings per share were 508,000, 1,682,000, and 1,932,000 for 2003, 2002, and 2001, respectively.

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

         Income Taxes: The Company estimates its current tax due. Deferred tax assets and liabilities are established for temporary differences between the way certain income and expense items are reported for financial reporting and tax purposes. Deferred tax assets and liabilities are adjusted to the extent necessary to reflect tax rates in effect when the temporary differences reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain. Adjustments may be required by a change in assessment of the Company's current and deferred tax assets and liabilities, changes in tax laws, and changes due to audit adjustments by federal and state tax authorities. To the extent adjustments are required in any given period, the adjustments would be included as part of the tax provision in the statement of operations and/or balance sheet.

         Derivative Financial Instruments: The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company's use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. Hedge accounting requires a high correlation between changes in fair value of cash flows of the derivative instrument and the specific item being hedged, both at inception and throughout the life of the hedge. The Company discontinues hedge accounting prospectively when it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated or exercised, or the derivative is discontinued as a hedge investment because it is unlikely that a forecasted transaction will occur.

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

         Comprehensive Income: Comprehensive Income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Prior to 2002, the only difference between Net Income and Comprehensive Income was the unrealized holding gains on securities available for sale (see Note 5). For 2003 and 2002, Other Comprehensive Income (Loss) includes the minimum pension liability adjustments (see Note 10) and gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 8). Comprehensive Income is not used in the calculation of Earnings per Share.

         Environmental Costs: Environmental expenditures are recorded as a liability and charged to operating expense when the obligation is probable and the remediation cost is estimable. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as "held for sale." The amounts of capitalized environmental costs were not material at December 31, 2003 or 2002.

         Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Future actual amounts could differ from those estimates.

         Impact of Newly Issued and Proposed Accounting Standards: The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. This statement addresses accounting and reporting for obligations and costs that will occur when long-term assets are retired. Among other things, the statement requires that the present value of the liability associated with future asset retirements be recorded on the balance sheet when an obligation has been incurred and when it can be measured. The amortization of the capitalized cost and increases in the present value of the obligation which result from the passage of time, are recorded as charges to earnings. The financial effect of this standard was not material to the Company's consolidated financial statements.

         The Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs initiated after December 31, 2002. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The standard requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. Accordingly, this standard affects the timing of recognizing future restructuring costs, as well as the amounts recognized.

         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure; an Amendment of FASB Statement No. 123." SFAS No. 148 permits companies that choose to apply the provisions of SFAS No. 123 to use several methods of transition to the accounting provisions of SFAS No. 123. Those transition methods include adopting the provisions only for new stock option grants, adopting the provisions for unvested options and for new stock option grants, and adopting SFAS No. 123 retroactive to the earliest period presented in the financial statements. SFAS No. 123 allows companies to treat the cost of stock options as expense during the periods in which the stock option awards vest. Information regarding the Company's stock options, including the disclosures required by SFAS No. 123 and SFAS No. 148, is contained in Notes 1 and 12.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149, effective, in most regards, for contracts entered into or modified after June 30, 2003, provides clarifying guidance to SFAS No. 133 and establishes additional accounting and reporting standards for derivative instruments, hedging activities, and derivatives embedded in other contracts. Adoption of SFAS No. 149 had no effect on the Company's consolidated financial statements.

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

         In December 2003, the FASB amended SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The portions of this amendment that apply to the Company's 2003 financial statement disclosures include additional disclosures related to market values of plan assets, a discussion of investment strategies and target allocations percentages, additional discussion of how the estimated rate of return assumption was developed, information about the accumulated benefit obligations, the measurement date, an estimate of the expected contributions for the next fiscal year and significant changes to previously disclosed expected contributions. These disclosures are included in Note 10. The portions of the amendment that will apply to the Company's 2004 financial statement disclosures include a table of expected benefit payments for five years and, in total, for the subsequent five-year period. Additionally, the Company is required to disclose components of the net benefit cost in quarterly financial statements beginning with the first quarter of 2004.

         The Company adopted Financial Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" for guarantees issued or modified after December 31, 2002. This Interpretation specifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Interpretation also modified the disclosure requirements about a guarantor's obligations under agreements. The financial effect of adopting FIN 45 did not affect the consolidated financial statements materially.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. This Interpretation, as it relates to variable interest entities, has subsequently been deferred to the first interim period ending after March 15, 2004. The Company is currently assessing the impacts of the Interpretation, but currently does not believe it will have a material effect on the consolidated financial statements.

         Reclassifications and Rounding: Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. This includes the revenue and costs of real estate assets designated as discontinued operations in subsequent periods. This is further discussed in Note 3. Amounts in the Consolidated Financial Statements and Notes are rounded to millions, but per-share calculations and percentages were calculated based on un-rounded amounts. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

2.       ACQUISITIONS

         In December 2003, Matson Integrated Logistics, Inc., a subsidiary of Matson Navigation Company, Inc., acquired certain assets, obligations and contracts of TransAmerica Transportation Services ("TTS," which is not affiliated with the Transamerica entity that is a subsidiary of AEGON N.V.) TTS provides truck brokerage services to companies located throughout the U.S., Canada and Mexico by contracting with over 100 regionally located transportation agencies and carriers. Headquartered in Akron, Ohio, TTS provides comprehensive truckload, less than truckload, and logistics services. The transaction added $12 million of assets to the consolidated balance sheet at December 31, 2003, including goodwill of approximately $1 million. No debt was assumed in connection with the acquisition.

3.       DISCONTINUED OPERATIONS

         Real-estate: During 2003, the sales of a Nevada commercial property and five commercial properties on Maui met the criteria for classification as discontinued operations.

         During 2002, the sales of a shopping center and an industrial complex in California, a seven-building distribution complex in Texas, a shopping center in Colorado, four commercial properties on Maui and the planned sale, within the next 12 months, of a Nevada commercial property, met the criteria for classification as discontinued operations.

         The revenue, operating profit, and after-tax effects of these transactions for the three years ended December 31, 2003 were as follows (in millions, except per share amounts):

                                2003                2002               2001
                                ----                ----               ----

Sales Revenue                  $    37            $     65                 --
Leasing Revenue                $     1            $      8           $     11
Sales Operating Profit         $    18            $     14                 --
Leasing Operating Profit       $     1            $      5           $      6
After-tax Earnings             $    12            $     12           $      4
Basic Earnings Per Share       $  0.28            $   0.30           $   0.10



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

         Agribusiness: In 2001, the Company ceased the operations of and abandoned its panelboard manufacturing business operated by Hawaiian DuraGreen, Inc., a wholly owned subsidiary ("DuraGreen"). Following a year of production issues, poor operating results and weaknesses in the panelboard market, management determined that the Company's investment in the business would not be recovered and profitability could not be achieved. The 2001 loss from Discontinued Operations includes operating losses and closure costs of $3 million and an $11 million write-down of the production machinery and equipment assets to their estimated salvage value, net of a total income tax benefit of approximately $5 million ($0.13 per share).

         Income Taxes: The income tax expense (benefit) relating to discontinued operations was $7 million in 2003, $7 million in 2002 and ($3) million in 2001.

4.       IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

         The Company recorded impairment losses of $8 million and $29 million on its investment in C&H Sugar Company, Inc. ("C&H") in 2003 and 2001, respectively. During 2001, the Company also wrote off $5 million of power generation equipment that no longer was needed in the business.

         C&H: As described in Note 5, the Company holds common and preferred stock holdings in C&H. As a result of operating losses and declining cash flows at C&H, combined with adverse market changes, the Company concluded in 2003 and, previously, in 2001, that C&H's estimated future earnings and cash flows would not allow recovery of the carrying value of the investments. This loss in value was considered an "other than temporary" impairment condition; accordingly, the carrying values of the investments were written down by $8 million and $29 million during the fourth quarters of 2003 and 2001, respectively. The 2001 loss includes a write-down of the common stock and junior preferred stock values to zero, and a write-down of the senior preferred stock to approximately $12 million. The amount of the 2001 write-down was based on the valuation of the common, and junior and senior preferred stocks, as conducted by an independent valuation firm. Accepted valuation practices were utilized in determining these investments' fair values, including the market and income approaches, discounted cash flow method, and market yield analysis. The valuation considered the Company's minority position, the illiquidity of these types of investments in the public market, the ability of future cash flows to fund future debt and preferred obligations, and sugar industry conditions. The 2003 write-down was based on the Company's estimate of probability-weighted discounted cash flows available to pay the dividends on the senior preferred stock. The estimate of cash flows was based on information the Company had as a minority shareholder. The Company has no current plans to divest or sell its investments in C&H. These impairment charges were recorded as a separate line item in Operating Costs and Expenses in the Consolidated Statements of Income.

         Power Equipment: In 2001, the Company included a charge of $5 million in "Cost of agricultural goods and services" on the Consolidated Statement of Income, for power generation equipment that was removed from service. This equipment no longer was needed in the Company's cane sugar refining operations on the island of Maui, due to changes in factory and power generation processes.

5.       INVESTMENTS

         At December 31, 2003 and 2002, investments consisted principally of equity in affiliated companies, limited liability companies, and limited partnership interests. These investments are summarized, by industries, as follows (in millions):

                                                2003               2002
                                                ----               ----
          Equity in Affiliated Companies:
              Real Estate                     $    41            $    2
              Transportation                       23                19
              Food Products                         3                11
                Other                               1                 1
                                              -------            ------
          Total Investments                   $    68            $   33
                                              =======            ======

         The Company's equity in income (loss) of unconsolidated affiliates for the three years ended December 31, 2003, included in operating expenses and operating profit, was as follows (in millions):

                                            2003          2002          2001
                                            ----          ----          ----
          Equity in Earnings (Losses) of
          Unconsolidated Affiliates:
              Real Estate                  $    4            --            --
              Transportation                    4        $   (5)       $   (7)
              Food Products                    --            --            (2)
                                           ------        ------        ------
          Total                            $    8        $   (5)       $   (9)
                                           ======        ======        ======



         Real Estate: In 2002, A&B Properties, Inc. ("Properties"), a subsidiary of A&B, accelerated development plans for its Kukui'Ula project on the island of Kauai by entering into a joint venture with an affiliate of DMB Associates, Inc. DMB is a Scottsdale, Arizona-based developer of large master-planned communities. During 2003, Properties contributed to the venture, title to 846 acres, a waste water treatment plant, and other improvements, totaling approximately $28 million. The balance of the land will be transferred to the venture upon securing further entitlements for the property. DMB will fund all future development costs, subject to an option available to Properties, which diminishes over time, to participate in a portion of that funding. The Kukui'Ula project comprises 1,000 acres on the southern coast of Kauai, adjacent to the Poipu resort. The project is planned for a resort, an 18-hole golf course, residential and commercial use, and parks and open space. In July 2003, the State Land Use Commission granted urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. Properties is a member with a 50 percent voting interest, for major decisions, and accounts for the investment using the equity method of accounting. The venture had no sales activity during 2003.

         During 2003, Properties entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana," a 40-story luxury residential condominium in Honolulu. Properties' total investment in the venture is expected to be $40 million. Approximately $10 million was funded during 2003 and the remainder is expected to be funded during 2004. The joint venture has loan commitments totaling $130 million, of which Properties guarantees approximately $18 million. Properties is a member with a 50 percent voting interest, for major decisions, and accounts for the investment using the equity method of accounting.

         Properties has a 50 percent voting interest, for major decisions, in Kai Lani Company, LLC, a 116-unit townhouse condominium at Ko 'Olina Resort. It also has a 50 percent voting interest, for major decisions, in HoloHolo Ku, a 44 single-family detached condominium development in Waimea on the island of Hawaii. Notes receivable totaling $7 million from these two investments were repaid during 2003. Properties also has a 50 percent voting interest, for major decisions, in an office building that is being developed in Valencia, California. This building was substantially completed in 2003. Properties accounts for these three investments using the equity method of accounting.

         Transportation: Matson, a wholly owned subsidiary of the Company, has a minority interest investment in a limited liability company ("LLC") with Saltchuk Resources, Inc. and International Shipping Agency, Inc., named Sea Star Line, LLC ("Sea Star"), which operates an ocean transportation service between Florida and Puerto Rico. The operating agreement for Sea Star was revised during 2002 when Matson chose not to participate with the other owners in capital calls associated with the acquisition of the assets of a bankrupt competitor. As a result, Matson's ownership interest in Sea Star was reduced from 45 percent to approximately 20 percent during 2002. At December 31, 2003 Matson had guaranteed obligations of $27 million of this unconsolidated affiliate. This guarantee obligation is expected to be reduced to $12 million during the first quarter of 2004 and it is expected that the guarantee will be further reduced by scheduled repayments of debt by Sea Star. Through 2001, Matson chartered two vessels to Sea Star. In January 2002, these two vessels were sold to Sea Star for an aggregate sales price of $17 million, which was the approximate carrying value of the vessels when they were sold. This investment represents a minority interest and is accounted for under the equity method of accounting.

         Matson is part owner of an LLC with Stevedoring Services of America, named SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson's ownership interest in SSAT was reduced from 49.5 percent to 35 percent during 2002 because of an agreement to eliminate the majority owner's preferred cash return. This investment represents a minority interest and is accounted for under the equity method of accounting. The "Cost of transportation services" included approximately $110 million, $96 million, and $90 million for 2003, 2002, and 2001, respectively, paid to this unconsolidated affiliate for terminal services.

         Food Products: The Company owns an equity interest in C&H, comprising approximately 36 percent of the common stock, 40 percent of the junior preferred stock and all of the senior preferred stock of C&H. Dividends on the senior and junior preferred stocks are cumulative. Through December 2003, dividends on the senior preferred stock were payable either in cash or by issuance of additional shares of senior preferred stock. C&H has not issued additional shares of senior preferred stock to the Company but has accrued the dividends. C&H must redeem from the Company, at one thousand dollars per share, the outstanding senior preferred stock in December 2009 and the outstanding junior preferred stock in December 2010. The Company accounts for its investment in C&H under the equity method. Because the Company believes there is significant uncertainty regarding realization of the cumulative dividend amounts, it has established a valuation reserve approximately equal to the cumulative dividend amounts. Additionally, as described in Note 4, the Company recorded, in 2003 and 2001, impairment losses related to this investment that resulted from an "other than temporary" declines in value. As described in Note 13, the Company has an obligation to provide a security deposit for self-insurance workers' compensation claims incurred by C&H employees prior to December 24, 1998. The agreement with C&H to provide this security deposit, which is in the form of a letter of credit for $3 million, expired in December 2003, at which time C&H was obligated to post a replacement security deposit. C&H advised the Company in December 2003 that it would not be in a position to provide a replacement security deposit. Because the State of California Department of Industrial Relations, which is the named beneficiary, could draw on the Company's letter of credit if the Company initiated a termination of the letter of credit without C&H providing a replacement security deposit, the Company has left the $3 million letter of credit in place.

         Other: Other investments are principally investments in limited partnerships that are recorded at the lower of cost or fair value. The values of these investments are assessed annually.

         Marketable Equity Securities: In May 2001, BNP Paribas SA, France's largest bank, announced that, subject to regulatory, shareholder and other approvals, it would purchase the remaining 55 percent of BancWest Corporation ("BancWest") which it did not already own for $35 per share. This offer was 40 percent higher than the market price of BancWest's stock at the time of the offer. When the offer was made, the Company owned 3,385,788 shares of BancWest. The transaction closed during the fourth quarter of 2001. As a result of the sale, the Company received cash of $119 million, recorded a pre-tax gain of $110 million, and recognized an after-tax gain of approximately $68 million ($1.69 per basic share).

         During 2001, the Company also divested its holdings in Bank of Hawaii Corporation (previously known as Pacific Century Financial Corporation). This was completed through the donation of 360,000 shares to the Company's charitable foundation and the sales of 749,000 shares of the stock. The fair value of the donated stock was approximately $8 million and the historical cost basis was approximately $500,000. The net expense related to this contribution was $500,000 and is included in "Selling, general and administrative expenses" in the 2001 consolidated financial statements. The Company received $16 million for the sales of the shares, recognized a pre-tax gain of $15 million, and recorded an after-tax gain of $9 million ($0.23 per basic share).

         Net unrealized holding gains, net of tax, for 2001 were $16 million. Cumulative holding gains, net of tax, of $78 million were reversed and charged to Other Comprehensive Income during 2001, due to the sales of the securities previously noted.

         See Note 7 for a discussion of fair values of investments in the Capital Construction Fund.

6.       PROPERTY

         Property on the Consolidated Balance Sheets includes the following (in millions):

                                                          2003           2002
                                                          ----           ----
     Vessels                                            $     745      $     699
     Machinery and equipment                                  489            481
     Buildings                                                355            313
     Land                                                     135            113
     Water, power and sewer systems                            93             93
     Other property improvements                               71             65
                                                        ---------      ---------
             Total                                          1,888          1,764
     Less accumulated depreciation and amortization           809            821
                                                        ---------      ---------
             Property - net                             $   1,079      $     943
                                                        =========      =========



7.       CAPITAL CONSTRUCTION FUND

         Matson is party to an agreement with the United States government that established a Capital Construction Fund ("CCF") under provisions of the Merchant Marine Act, 1936, as amended. The agreement has program objectives for the acquisition, construction, or reconstruction of vessels and for repayment of existing vessel indebtedness. Deposits to the CCF are limited by certain applicable earnings. Such deposits are tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

         Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2003, the oldest CCF deposits date from 1995. Management believes that all amounts on deposit in the CCF at the end of 2003 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

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

         At December 31, 2003 and 2002, the balances on deposit in the CCF are summarized as follows (in millions):


                                                  2003                                       2002
                                ----------------------------------------    --------------------------------------
                                Amortized         Fair        Unrealized    Amortized        Fair       Unrealized
                                  Cost            Value          Gain         Cost           Value         Gain
                                ---------        -------      ----------    ---------        -----      ----------
Mortgage-backed securities        $    4         $     5        $     1      $    17         $   19        $     1
Cash and cash equivalents            161             161            --           191            191             --
                                  ------         -------        ------       -------         ------        -------
Total                             $  165         $   166        $     1      $   208         $  210        $     1
                                  ======         =======        =======      =======         ======        =======

         Fair value of the mortgage-backed securities was determined by an outside investment management company, based on experience trading identical or substantially similar securities. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $1 million in 2003, $2 million in 2002, and $2 million in 2001 on its investments in mortgage-backed securities. The fair values of other CCF investments are based on quoted market prices. These other investments mature no later than January 21, 2005. One security classified as "held-to-maturity" was sold during 2003 for approximately the carrying value, one security was sold during 2002 for a loss of $375,000 and one security was sold during 2001 for a loss of $43,000. The securities no longer met authorized credit requirements

8.       NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2003 and 2002, long-term debt consisted of the following (in millions):

                                                  2003              2002
                                                  ----              ----
Commercial paper, 2003 high 2.20%, low 1.79%     $   100          $   100
Bank variable rate loans, due after 2003,
    2003 high 2.05%, low 1.03%                        32               55
Term loans:
    5.34%, payable through 2028                       55              --
    4.10%, payable through 2012                       35              --
    7.38%, payable through 2007                       30               38
    7.42%, payable through 2010                       20               20
    7.43%, payable through 2007                       15               15
    7.55%, payable through 2009                       15               15
    4.31%, payable through 2010                       15              --
    8.33%, payable in 2005                            15              --
    7.57%, payable through 2009                       13               15
                                                 -------          -------
Total                                                345              258
Less current portion                                  15               10
                                                 -------          -------
Long-term debt                                   $   330          $   248
                                                 =======          =======

         Long-term Debt Maturities: At December 31, 2003, maturities and planned prepayments of all long-term debt during the next five years are $15 million in 2004, $68 million in 2005, $22 million in each of 2006 and 2007 and $23 million in 2008.

         Commercial Paper: At December 31, 2003, $100 million of commercial paper notes was outstanding under a commercial paper program that was used by Matson to finance the construction of a vessel in 1991. Maturities ranged from 13 to 51 days. The commercial paper program is rated A-1 P-1 as of year-end.

         As described below, the Company has committed long-term revolving credit facilities totaling $275 million, of which $250 million was available at December 31, 2003 and could be used to refinance its commercial paper notes if the Company were not successful in replacing the notes as they become due. These revolving credit facilities expire after December 31, 2004 and are not cancelable or callable prior to expiration, except for violation of provisions for which compliance is objectively determinable or measurable. No violations in these financial agreements existed at December 31, 2003 and no available information indicates that a violation has occurred thereafter but prior to the issuance of this Form 10-K. The borrowings outstanding under the commercial paper program are classified as long-term because the Company has the ability to refinance the notes on a non-current basis using these revolving credit facilities; however, it is the Company's intention to repay the commercial paper notes with qualified withdrawals from the Capital Construction Fund that is also classified as non-current. The Company also has an un-drawn $25 million short-term revolving credit facility that serves as a commercial paper liquidity back-up line.

         Revolving Credit Facilities: The Company has a revolving credit and term loan agreement with six commercial banks, whereby it may borrow up to $185 million under revolving loans through November 2004, at market rates of interest. Any revolving loan outstanding on that date may be converted into a term loan that would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2003 and 2002, $25 million and $22.5 million, respectively, were outstanding under this agreement. These amounts were classified as non-current because the Company has the intent and ability to refinance the facility beyond 2004. The amount is included in the five-year maturity schedule for 2005.

         The Company has an uncommitted $70 million short-term revolving credit agreement with a commercial bank. The agreement extends through November 2004, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $185 million multi-bank facility, in which it is a participant, and by letters of credit issued under the $70 million uncommitted facility. At December 31, 2003 and 2002, $7 million and $3 million, respectively, were outstanding under this agreement. These amounts were classified as non-current because the Company has the intent and ability to refinance the balances through its $185 million facility. Under the borrowing formula for this facility, the Company could have borrowed an additional $55 million at December 31, 2003. For sensitivity purposes, if the $185 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2003 year-end would have been $17 million.

         Matson has two revolving credit agreements totaling $90 million with commercial banks. The first facility is a $50 million two-year revolving credit agreement that expires in December 2004. No amounts were outstanding on this facility at December 31, 2003 or 2002. Outstanding letters of credit that were issued against the facility reduced the available credit by $5 million. The second facility is a 21-month $40 million revolving credit agreement that expires in September 2005. At December 31, 2003, no amounts were outstanding on this facility. At December 31, 2002, $30 million was outstanding on this facility. Both of these facilities have one-year term options.

         Matson also has a $25 million one-year revolving credit agreement with a commercial bank, expiring in November 2004, which serves as a commercial paper liquidity back-up line. No amounts were outstanding under this agreement at December 31, 2003 or 2002.

         Title XI Bonds: In September 2003, Matson partially financed the delivery of a new vessel with $55 million of 5.3 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds are payable in semiannual payments of $1.1 million beginning in March 2004.

         Private Shelf Agreements: The Company has a private shelf agreement for $75 million that expires in November 2006. No amount had been drawn on this facility at December 31, 2003. This facility replaced a $50 million facility that would have expired in April 2004. During 2003, the Company borrowed $35 million on this $50 million facility. Additionally, Matson has a $50 million private shelf offering that expires in June 2004 against which $15 million was drawn during 2003.

         Interest Rate Hedging: The Company entered into interest rate lock agreements to minimize exposure to interest rate risk associated with future debt issuances for new vessel financing. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and the date when the agreement is settled.

         To hedge the interest rate risk associated with obtaining financing for the one new undelivered vessel discussed in Note 13, the Company entered into one such interest rate lock agreement with a notional amount of $55 million in November 2002. The lock settles in 2004, corresponding to the planned issuance of the associated debt. The interest rate lock agreement is reflected at fair value in the Company's consolidated financial statements and the related gain or loss on the agreement is deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss. Upon issuance of the debt, the deferred gain or loss will be amortized as an adjustment to interest expense over the same period that the related interest costs on the new debt are recognized in income. A second interest rate lock agreement with a notional amount of $55 million was settled in August 2003 with the delivery of a new vessel.

         At 2003 year end, the fair value of the lock agreement settling in 2004, of $4 million has been recorded in current accrued liabilities and other long-term liabilities. Fair value is determined as the amount that the interest rate lock can be settled for with a third party. The $2 million cumulative unrealized loss, net of taxes of $1 million, is included in Accumulated Other Comprehensive Loss at December 31, 2003.

9.       LEASES

         The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire between 2004 and 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases.

         Rental expense under operating leases totaled $29 million, $22 million and $20 million for the years ended December 31, 2003, 2002, and 2001, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.

         Future minimum payments under operating leases as of December 31, 2003 were as follows (in millions):


                                                      Operating
                                                        Leases
                                                        ------

                   2004                                $    22
                   2005                                     19
                   2006                                     10
                   2007                                      8
                   2008                                      5
                   Thereafter                               84
                                                       -------
                   Total minimum lease payments        $   148
                                                       =======


          In September 2003, Matson retired, for $17 million, Special Facility Revenue Bonds that had been issued by the State of Hawaii Department of Transportation and for which Matson was obligated to pay terminal facility rent equal to the principal and interest on the bonds.

         The Company as Lessor: The Company leases land, buildings, land improvements, and three vessels under operating leases. The historical cost of and accumulated depreciation on leased property at December 31, 2003 and 2002 were as follows (in millions):

                                                    2003              2002
                                                    ----              ----
      Leased property                             $   659          $   616
      Less accumulated amortization                   133              116
                                                  -------          -------
      Property under operating leases--net        $   526          $   500
                                                  =======          =======

         Total rental income under these operating leases for the three years ended December 31, 2003 was as follows (in millions):


                                                        2003          2002           2001
                                                        ----          ----           ----
     Minimum rentals                                  $   107        $   105        $  105
     Contingent rentals (based on sales volume)             2              2             3
                                                      -------        -------        ------
     Total                                            $   109        $   107        $  108
                                                      =======        =======        ======

         Future minimum rentals on non-cancelable leases at December 31, 2003 were as follows (in millions):

                                    Operating
                                     Leases
                                     ------
            2004                    $   100
            2005                         93
            2006                         41
            2007                         30
            2008                         21
            Thereafter                   97
                                    -------
            Total                   $   382
                                    =======

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

         The measurement date for the Company's benefit plans is January 1st of each year unless there are mid-year bargaining unit negotiations that result in a new plan valuation. For 2003, all valuations were conducted on January 1st.

          The Company's weighted-average asset allocations at December 31, 2003 and 2002, and 2003 year-end target allocation, by asset category, were as follows:

                                             Target       2003         2002
                                             ------       ----         ----

Domestic equity securities                     60%         60%          56%
International equity securities                10%         13%          11%
Debt securities                                15%         16%          20%
Real Estate                                    15%         10%          11%
Other and cash                                  0%          1%           2%
                                              ----        ----         ----
  Total                                       100%        100%         100%
                                              ====        ====         ====

          The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options. The Investment Committee is also responsible for appointing trustees and investment managers. The Company's investment policy permits investments in marketable securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. Equity investments in the defined benefit plan assets do not include any direct holdings of the Company's stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings.

          The assets of the defined benefit pension plans consist principally of listed stocks and bonds. Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company expects to contribute approximately $5 million to its defined benefit pension plans in 2004.

         The status of the funded defined benefit pension plan, the unfunded accumulated post-retirement benefit plans, the accumulated benefit obligation, and assumptions used to determine benefit information at December 31, 2003, 2002, and 2001, is shown below (dollars in millions):


                                                  Pension Benefits                     Other Post-retirement Benefits
                                            ---------------------------------          -------------------------------
                                            2003           2002          2001          2003          2002         2001
                                            ----           ----          ----          ----          ----         ----
Change in Benefit Obligation
Benefit obligation at beginning of year
    beginning of year                    $    289       $   257       $    235      $    47       $    41      $     38
Service cost                                    6             5              5            1             1            --
Interest cost                                  19            18             18            3             3             3
Plan participants'
  contributions                                --            --             --            2             1             1
Actuarial (gain) loss                           7            24             13            1             5             2
Benefits paid                                 (16)          (15)           (14)          (5)           (4)           (3)
Amendments                                     17            --             --           --            --            --
Settlements                                   (60)           --             --           --            --            --
                                         --------       -------       --------      -------       -------      --------
Benefit obligation at
  end of year                                 262           289            257           49            47            41
                                         --------       -------       --------      -------       -------      --------
Change in Plan Assets
Fair value of plan assets at
  beginning of year                           254           315            364
Actual return on plan assets                   58           (46)           (35)
Benefits paid                                 (16)          (15)           (14)
Settlements                                   (22)           --             --
                                         --------       -------       --------
Fair value of plan assets
  at end of year                              274           254            315
                                         --------       -------       --------
Prepaid (Accrued) Benefit Cost
Funded status - Plan assets greater
than  benefit obligation                       12           (35)            58          (49)          (47)          (41)
Unrecognized net actuarial
  (gain) loss                                  52            92             (5)           2             1            (4)
Unrecognized prior
  service cost                                  3             8             10           --            --            --
Intangible asset                                1             8             --           --            --            --
Minimum pension liability                      (6)          (45)            --           --            --            --
                                         --------       -------       --------      -------       -------      --------
Prepaid (Accrued) benefit cost           $     62       $    28       $     63      $   (47)      $   (46)     $    (45)
                                         ========       =======       ========      =======       =======      ========
Accumulated Benefit
  Obligation                             $    234       $   260       $    231
                                         ========       =======       ========

Weighted Average Assumptions:
  Discount rate                             6.25%         6.50%          7.25%        6.25%         6.50%         7.25%
  Expected return on plan assets            8.50%         9.00%          9.00%
  Rate of compensation increase             4.00%         4.25%          4.25%        4.00%         4.25%         4.25%
  Initial health care cost trend rate                                                 8.50%         9.00%        10.00%
  Ultimate rate                                                                       5.00%         5.00%         5.00%
  Year ultimate rate is reached                                                        2008          2006          2006


          The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One, three, and five-year pension returns were 23.5 percent, -2.2 percent, and 1.4 percent, respectively. Since 1989, the average return has been above 9 percent. The actual returns have approximated or exceeded benchmark returns used by the Company to evaluate performance of its fund managers.

         The information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2003 and 2002 is shown below (in millions):


                                             2003          2002
                                             ----          ----

Projected benefit obligation               $   56        $   217
Accumulated benefit obligation             $   49        $   193
Fair value of plan assets                  $   47        $   166

         Components of the net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2003, 2002, and 2001, are shown below (in millions):



                                                Pension Benefits                       Other Post-retirement Benefits
                                        -----------------------------------           ---------------------------------
                                        2003           2002            2001           2003          2002           2001
                                        ----           ----            ----           ----          ----           ----
Components of Net Periodic
Benefit Cost/(Income)
Service cost                            $    6        $     5        $     5         $     1      $     1         $     1
Interest cost                               19             18             17               3            3               3
Expected return on plan
  assets                                   (22)           (27)           (32)             --           --              --
Recognition of net gain                      7             --             (5)             --           (2)             (3)
Amortization of prior
  service cost                               5              3              2              --           --              --
Recognition of settlement
  (gain)/loss                              (17)            --             --              --           --              --
                                        ------        -------        -------         -------      -------         -------
Net periodic benefit
  cost/(income)                         $   (2)       $    (1)       $   (13)        $     4      $     2         $     1
                                        ======        =======        =======         =======      =======         =======

          Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years. Although current health costs are increasing, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.

          If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2003, 2002 and 2001, and the net periodic post-retirement benefit cost for 2003, 2002 and 2001, would have increased or decreased as follows (in millions):

                                                             Other Post-retirement Benefits
                                                                   One Percentage Point
                                      ----------------------------------------------------------------------------
                                                  Increase                                    Decrease
                                      -------------------------------             --------------------------------
                                      2003          2002         2001             2003          2002          2001
                                      ----          ----         ----             ----          ----          ----

Effect on total of service and
    interest cost components          $  --         $ --         $ --             $ --          $ --          $ --
Effect on post-retirement
    benefit obligation                $   5         $  4         $  4             $ (4)         $ (4)         $ (3)

         The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds, so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation, included with other non-current liabilities, relating to these unfunded plans, totaled $13 million and $16 million at December 31, 2003 and 2002, respectively. These amounts include the additional minimum pension liability described below. The expense associated with the non-qualified plans was $7 million, $3 million, and $3 million for 2003, 2002 and 2001, respectively. The 2003 expense included settlement and special termination losses totaling $3 million.

         The Company has recorded minimum pension liabilities for its qualified and nonqualified plans as required by SFAS No. 87 representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The change in the unfunded accumulated benefit obligations was attributed primarily to fluctuations in the values of pension assets combined with a reduction in the discount rate assumption. The components for 2002 and 2003 were as follows (in millions):



                            Other Non-current       Other Non-current
                           Asset (unrecognized   Liabilities (additional                          Accumulated Other
                          prior service cost) 1    minimum liability)1     Deferred Tax Asset     Comprehensive Loss
                          -------------------    --------------------      ------------------     ------------------
December 31, 2001                   --                      --                      --                     --
  Change                         $   8                 $   (49)                 $   16                  $  25
                                 -----                 --------                 ------                  -----
December 31, 2002                    8                     (49)                     16                     25
  Change                            (7)                     40                     (13)                   (20)
                                 -----                 -------                  ------                  -----
December 31, 2003                $   1                 $    (9)                 $    3                  $   5
                                 =====                 =======                  ======                  =====


1The year-end balance is included in the total pension asset on the balance sheet.

         In December 2003, Matson Terminals, Inc., a subsidiary of Matson, and two other Hawaii marine terminal operators formed the Hawaii Terminals Multiemployer Plan. The termination of two of the Company's defined benefit plans and the transfer of the obligations for terminated plan's benefit obligations to the new multiemployer plan resulted in a settlement gain of $17 million. Approximately $22 million of assets were transferred to the multiemployer plan in December in connection with this matter.

         Total contributions to the multi-employer pension plans covering personnel in shoreside and seagoing bargaining units were $6 million in 2003, $4 million in 2002, and $4 million in 2001.

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

         The multi-employer plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation ("PBGC"). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan's unfunded vested benefits.

         Under special rules approved by the PBGC and adopted by the Pacific Coast longshore plan in 1984, Matson could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $50 million, based on estimates by plan actuaries at the most recent valuation dates. This amount includes an estimate of the withdrawal obligation of $19 million for the previously noted Hawaii Terminals Multiemployer Plan. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

11.      INCOME TAXES

         The income tax expense on income from continuing operations for the three years ended December 31, 2003 consisted of the following (in millions):

                                   2003            2002              2001
                                   ----            ----              ----

      Current:
          Federal               $    43           $   14           $    64
          State                       3               (3)                8
                                -------           ------           -------
      Current                        46               11                72
      Deferred                       (6)              10                (7)
                                -------           ------           -------
      Income tax expense        $    40           $   21           $    65
                                =======           ======           =======


         Income tax expense for the three years ended December 31, 2003 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes, for the three years ended December 31, 2003 for the following reasons (in millions):

                                                            2003              2002              2001
                                                            ----              ----              ----


      Computed federal income tax expense                 $     38          $    23          $    64
      State income taxes                                         3               (2)               5
      Dividend exclusion                                        --               --               (1)
      Prior years' tax settlement                               --               (1)              --
      Low income housing credits                                --               --               (1)
      Fair market value over cost of donations                  --               --               (2)
      Other--net                                                (1)               1               --
                                                          --------          -------          -------
      Income tax expense                                  $     40          $    21          $    65
                                                          ========          =======          =======

         State taxes include credits for low-income housing, capital goods excise tax, residential construction and research activities, net of related federal taxes.

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2003 and 2002 were as follows (in millions):

                                                             2003              2002
                                                             ----              ----

      Property basis and depreciation                       $   177           $   165
      Tax-deferred gains on real estate transactions            121               112
      Capital Construction Fund                                  61                76
      Benefit plans                                              (1)              (13)
      Insurance reserves                                        (10)               (8)
      Other--net                                                 (7)               (6)
                                                            -------           -------
      Total                                                 $   341           $   326
                                                            =======           =======

         Examinations of the Company's federal income tax returns have been completed through 1999. The State of Hawaii Department of Taxation is currently auditing the Company's state tax returns for 1999-2001. Management believes that the outcome of the current audit will not have a material effect on the Company's financial position or results of operations

         In 2002, the Internal Revenue Service completed its audit of the Company's 1998 and 1999 tax returns and the State of California completed its audit of the Company's 1996-1999 California income tax returns. This resulted in a one-time reduction of income tax expense of $1 million, due to the reversal of previously accrued income tax liabilities. The Company's 2002 effective tax rate on continuing operations would have been 33.8 percent, excluding this item.

         For each of 2003 and 2002, the Company received approximately $1 million of Hawaii tax credits, net of federal tax, from two investments it made in a qualified high-tech business. The 2003 and 2002 benefit is reflected as a reduction in Income Taxes Payable.

         In 2003, 2002 and 2001, income tax benefits attributable to employee stock option transactions of $2 million, $1 million and $1 million, respectively, were not included in the tax provision, but were allocated directly to stockholders' equity.

12.      STOCK OPTIONS

         Employee Stock Option Plans: The Company has two stock option plans under which key employees are granted options to purchase shares of the Company's common stock.

         Adopted in 1998, the Company's 1998 Stock Option/Stock Incentive Plan ("1998 Plan") provides for the issuance of non-qualified stock options to employees of the Company. Under the 1998 Plan, option prices may not be less than the fair market value of the Company's common stock on the dates of grant and the options become exercisable over periods determined, at the dates of grant, by the Compensation and Stock Option Committee of the A&B Board of Directors ("Compensation Committee") that administers the plan. Generally options vest ratably over three years and expire ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company's stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company's stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company's stock on the date of exercise or one and one-half times the original option price.

         Adopted in 1989, the Company's 1989 Stock Option/Stock Incentive Plan ("1989 Plan") is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain exercisable.

         The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee that administers the plans. No shares were issued during 2002 or 2003. At December 31, 2003, approximately 7,000 shares had been awarded but had not yet vested.

         Director Stock Option Plans: The Company has two Directors' stock option plans. Under the 1998 Non-Employee Director Stock Option Plan ("1998 Directors' Plan"), each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, is automatically granted, on the date of each such Annual Meeting, an option to purchase 3,000 shares of the Company's common stock at the fair market value of the shares on the date of grant. Under an amendment to the 1998 Directors' Plan that is being proposed at the 2004 Annual Meeting of Shareholders, the number of options to purchase shares would be increased to a greater number of shares. Each option to purchase shares generally becomes exercisable ratably over three years following the date granted.

         The 1989 Non-Employee Directors Stock Option Plan ("1989 Directors' Plan") is substantially the same as the 1998 Directors' Plan, except that each option generally becomes exercisable in-full one year after the date granted. This plan terminated in January 1999, but options granted through termination remain exercisable.

         Changes in shares and the weighted average exercise prices for the three years ended December 31, 2003, were as follows (shares in thousands):


                                 Employee Plans               Directors' Plans
                             ----------------------       -------------------------                       Weighted
                                                            1998           1989                           Average
                              1998          1989          Directors'     Directors'       Total           Exercise
                              Plan          Plan             Plan           Plan         Shares            Price
                              ----          ----             ----           ----         ------            -----
December 31, 2000              1,086          2,407             48           168            3,709          $ 24.52
Granted                          590             --             24            --              614          $ 27.23
Exercised                        (35)          (244)            --            --             (279)         $ 23.53
Canceled                         (14)           (21)            --           (21)             (56)         $ 25.81
                            --------       --------         ------        ------        ---------
December 31, 2001              1,627          2,142             72           147            3,988          $ 24.99
Granted                          431             --             24            --              455          $ 26.56
Exercised                       (263)          (410)            --           (21)            (694)         $ 23.65
Canceled                         (56)          (522)            --            --             (578)         $ 28.67
                            --------       --------         ------        ------        ---------
December 31, 2002              1,739          1,210             96           126            3,171          $ 24.84
Granted                          426             --             24            --              450          $ 26.16
Exercised                       (274)          (690)           (24)          (27)          (1,015)         $ 24.48
Canceled                         (54)           (61)            (3)          (12)            (130)         $ 24.61
                            --------       --------         ------        ------        ---------
December 31, 2003              1,837            459             93            87            2,476          $ 25.23
                            ========       ========         ======        ======        =========

Exercisable                      999            459             48            87            1,593          $ 24.57
                            --------       --------         ------        ------        ---------


         As of December 31, 2003, the Company had reserved 1,860,213 and 10,000 shares of its common stock for the issuance of options under the 1998 Plan and 1998 Directors' Plan, respectively. Under the previously noted amendment to the 1998 Directors' Plan that is being proposed at the Company's 2004 Annual Meeting of Shareholders, 350,000 additional shares would be added to the 1998 Directors' Plan share reserve. Additional information about stock options outstanding as of 2003 year-end is summarized below (shares in thousands):


                                            Weighted                                                   Weighted
                         Shares             Average             Weighted            Shares             Average
    Range of           Outstanding         Remaining            Average          Exercisable           Price of
    Exercise              as of           Contractual           Exercise            as of            Exercisable
      Price            12/31/2003            Years                Price           12/31/2003           Options
------------------     ----------        -------------        ------------        ----------           -------
$ 0.00 - 20.00                7                7.3               $ 0.00                 --                --
$20.01 - 22.00              619                4.7               $21.28                619               $21.28
$22.01 - 24.00              191                3.3               $23.21                179               $23.22
$24.01 - 26.00               57                2.3               $24.88                 56               $24.87
$26.01 - 28.00            1,086                6.7               $26.50                400               $26.94
$28.01 - 30.00              502                6.0               $28.36                336               $28.39
$30.01 - 32.00               10                8.2               $31.59                 --                --
$32.01 - 34.88                4                2.5               $32.56                  3               $32.63
                          -----                                                      -----
$  0.00 - 34.88           2,476                5.7               $25.23              1,593               $24.57
                          =====                                                      =====


13.      RELATED PARTY TRANSACTIONS, COMMITMENTS, GUARANTEES, AND CONTINGENCIES

         Commitments, excluding the operating and capital lease commitments that are described in Note 9, that were in effect at December 31, 2003 and 2002 included the following (in millions):


                  Arrangement                                2003             2002
                  -----------                                ----             ----

Appropriations for capital expenditures           (a)        $  282          $  104
Vessel purchases                                  (b)        $  107          $  214
Guarantee of Sea Star debt                        (c)        $   27          $   30
Guarantee of HS&TC debt                           (d)        $   15          $   15
Guarantee of Hokua debt                           (e)        $   18              --
Standby letters of credit                         (f)        $   20          $   21
Bonds                                             (g)        $   12          $   14
Benefit plan withdrawal obligations               (h)        $   50          $   11

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of items (a) and
(b), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments. The value of guarantees that were entered into or modified subsequent to December 31, 2002 are recorded as obligations as required by Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

         (a) At December 31, 2003, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $282 million. These expenditures are primarily for vessel maintenance, real estate developments held for investment purposes, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. For 2004, internal cash flows and existing credit lines are expected to be sufficient to finance working capital needs, dividends, capital expenditures, and debt service.

         (b) During 2002, Matson entered into an agreement with Kvaerner Philadelphia Shipyard, Inc. to purchase two container ships.
                The total project cost for each ship is approximately $107 million. The first ship was delivered in September 2003 and the second ship is expected to be delivered in the third or fourth quarter of 2004. The cost of the second ship is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations.
                No significant payment is required until the acceptance and delivery of each ship. No obligation is recorded on the financial statements because conditions necessary to record either a liability or an asset have not yet been met.

         (c) At December 31, 2003, Matson had guaranteed $27 million of the debt of Sea Star and would be required to perform under the guarantee should Sea Star be unable to meet its obligations.
                It is expected that the guarantee will be further reduced by scheduled repayments of the debt by Sea Star. Certain assets of Sea Star serve as collateral for these borrowings and would reduce Matson's guarantee obligations. Matson has not recorded any liability for its obligations under the guarantee because it believes that the likelihood of making any payments is not probable.

         (d) The Company, in the fourth quarter of 2003, guaranteed up to $15 million of HS&TC's $30 million revolving credit line.
                That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2003, the amount drawn was $10 million. The Company has not recorded a liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

         (e) Properties, in the fourth quarter of 2003, guaranteed $3 million of the $12 million component of a $130 million construction loan agreement that was entered into by HDH, LLC, a limited liability company that is owned by Hokua Development Group LLC ("Hokua"), a limited liability company in which the Company is an investor (see Note 5). The $12 million component was used by Hokua to acquire the land that is being developed. The Company would be called upon to honor this guarantee in the event that Hokua is unable to repay the construction loan. Additionally, the Company has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding loan balance that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934. The fair value of these guarantees was estimated at $345,000 and is recorded as a non-current obligation of the Company.

         (f) The Company has arranged for standby letters of credit totaling $20 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by C&H employees prior to December 24, 1998 (see Note 5). The letter of credit is for the benefit of the State of California Department of Industrial Relations ("CDIR"). The Company only would be called upon by the CDIR to honor this letter of credit in the event of C&H's non-payment of workers' compensation claims or insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003. C&H has advised the Company that it is unable to provide a replacement security deposit. Until C&H meets this contractual obligation, the Company will not be released from this letter of credit. The remaining letters of credit, totaling $5 million, are for insurance-related matters, construction performance guarantees, and other routine operating matters.

         (g) Of the $12 million in bonds, $7 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5 million of customs bonds.

         (h) Under special rules approved by the Pension Benefit Guaranty Corporation ("PBGC") and adopted by the Pacific Coast longshore plan in 1984, the Company could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. The estimated withdrawal liabilities under the Hawaii longshore plan and the seagoing plans aggregated approximately $50 million as of the most recent valuation dates, based on estimates by plan actuaries. In December 2003, Matson joined the Hawaii Terminals Multiemployer plan. An estimate of that withdrawal liability is included in the total withdrawal obligation. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         C&H is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires with the 2008 crop, C&H (an unconsolidated entity in which the Company has a minority ownership equity interest - see Notes 4 and 5) is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. Revenue from raw sugar sold to HS&TC was $71 million, $72 million and $70 million during 2003, 2002 and 2001, respectively.

         In January 2004, Matson settled its claim with the State of Hawaii Department of Taxation regarding the applicability of the Public Service Company tax and its successor, the General Excise tax, to a portion of its ocean transportation revenue, for approximately $4.7 million. This amount was accrued as a cost of transportation services on the Consolidated Statement of Income during 2003.

         Note 5 contains additional information about transactions with unconsolidated affiliates, which affiliates are also related parties, due to the Company's minority interest investments.

         In January 2004, a petition was filed by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources ("BLNR") declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company has objected to the petition, asked the BLNR to conduct administrative hearings on the matter, and asked that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar operations.

         On February 6 and 7, 2004, union workers at Honolulu's two largest concrete manufacturers, which supply most of the concrete on Oahu, went on strike, shutting down both manufacturing operations. This shutdown had the immediate impact of delaying the pouring of the foundation for the Hokua project, but is not expected to have a near-term impact on construction at the Lanikea project. Any prolonged strike will delay the completion of both projects, as well as have wide-spread impact on construction generally on Oahu. Although labor negotiations between union and management are ongoing, it is difficult at this time to predict the likely duration of the strike.

         The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

14.      INDUSTRY SEGMENTS

         Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is made up of the president and lead executives of the Company and each of the Company's segments. The lead executive for each operating segment manages the profitability, cash flows, and assets of his or her respective segment's various product or service lines and businesses. The operating segments are managed separately, because each operating segment represents a strategic business unit that offers different products or services and serves different markets. The Company has five segments that operate in three industries: Transportation, Real Estate and Food Products.

         The Transportation industry is comprised of two segments. Ocean Transportation carries freight between various U.S. West Coast, major Hawaii ports, Guam and other Pacific ports; holds investments in ocean transportation entities that are considered integral to its operations and terminal service businesses (see Note 5); and provides terminal, stevedoring and container equipment management services in Hawaii. Logistics Services (formerly Intermodal Systems) provides intermodal and motor carrier services and provides logistics services in North America.

         The Property Development and Management industry also is comprised of two segments operating in Hawaii and on the U.S. mainland. Property Leasing owns, operates, and manages commercial properties. Property Development and Sales develops and sells commercial and residential properties.

         The Food Products segment grows sugar cane and coffee in Hawaii; produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar and molasses hauling in Hawaii; and generates and sells electricity.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.

         Industry segment information for each of the five years ended December 31, 2003 is summarized below (in millions):

For the Year                                      2003             2002           2001            2000           1999
                                                  ----             ----           ----            ----           ----
Revenue:
  Transportation:
       Ocean transportation                    $    776        $    687         $    682       $   715        $    662
       Logistics services                           238             195              122           132             119
  Property development and management:
       Leasing                                       80              73               71            62              54
       Sales                                         64              93               89            46              48
       Less amounts reported in discontinued
            Operations1                             (38)            (73)             (11)          (11)            (10)
  Food products                                     113             113              106           108             116
                                               --------        --------         --------       -------        --------
           Total revenue                       $  1,233        $  1,088         $  1,059       $ 1,052        $    989
                                               ========        ========         ========       =======        ========
Operating Profit:
  Transportation:
       Ocean transportation                    $     93        $     42         $     61       $    94        $     89
       Logistics services                             4               3                2            --              (5)
  Property development and management:
       Leasing                                       37              33               34            30              28
       Sales                                         24              19               18            24              17
       Less amounts reported in discontinued
            Operations1                             (19)            (19)              (6)           (6)             (6)
  Food products                                       5              14                6             8              11
                                               --------        --------         --------       -------        --------
           Total operating profit                   144              92              115           150             134
  Write-down of long-lived assets2                   (8)             --              (29)           --             (15)
  Gain on Sale of Investment3                        --              --              126            --              --
  Dividends and Other                                --              --                1             2               3
  Interest expense, net                             (12)            (12)             (19)          (24)            (18)
  General corporate expenses                        (15)            (13)             (13)          (12)            (14)
                                               --------        --------         --------       -------        --------
       Income from continuing
       operations before income taxes and
       accounting changes                      $    109        $     67         $    181       $   116        $     90
                                               ========        ========         ========       =======        ========
Identifiable Assets:
  Transportation5                              $    982        $    880         $    888       $   911        $    895
  Property development and management6              613             500              476           441             385
  Food products                                     154             163              153           197             173
  Other                                              11              10               27           117             109
                                               --------        --------         --------       -------        --------
           Total assets                        $  1,760        $  1,553         $  1,544       $ 1,666        $  1,562
                                               ========        ========         ========       =======        ========
Capital Expenditures:
  Transportation5                              $    133        $     10         $     60       $    40        $     19
   Property development and management4,6           107              84               72            45              67
   Food products                                     13              10                9            22              17
   Other                                              2               1               --            --              --
                                               --------        --------         --------       -------        --------
           Total capital expenditures          $    255        $    105         $    141       $   107        $    103
                                               ========        ========         ========       =======        ========
Depreciation and Amortization:
   Transportation5                             $     52        $     51         $     55       $    55        $     56
   Property development and management1, 6           12              10                9             7               5
   Food products                                      9               9                9             8              10
   Other                                             --              --                1            --               1
                                               --------        --------         --------       -------        --------
           Total depreciation and
           amortization                        $     73        $     70         $     74       $    70        $     72
                                               ========        ========         ========       =======        ========


See Note 1 for information regarding changes in presentation for certain revenues and expenses.
1 Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 3 for additional information.
2 See Note 4 for discussion of the write-down of long-lived assets and investments in 2003 and 2001. The 1999 charge was for an impairment loss, recorded under SFAS No. 121 for the Company's coffee business.
3 See Note 5 for a discussion of the gain on sale of marketable equity securities that occurred in 2001.
4 Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.
5 Includes both Ocean Transportation and Integrated Logistics because the amounts for Integrated Logistics are not material.
6 Includes both Leasing and Development businesses because of a shared asset base.

15.      QUARTERLY INFORMATION (Unaudited)

         Segment results by quarter for 2003 are listed below (in millions, except per-share amounts):



                                                                                    2003
                                                          -----------------------------------------------------
                                                              Q1             Q2           Q3              Q4
                                                          ---------       --------     ---------       --------


Revenue:
     Transportation:
         Ocean transportation                             $     186       $    199     $     192       $    199
         Logistics services                                      51             57            61             69
     Property development and management:
         Leasing                                                 19             21            20             20
         Sales                                                   16             27            10             11
         Less amounts reported in discontinued
             operations                                         (14)           (24)           --             --
     Food products                                               15             35            34             29
                                                          ---------       --------     ---------       --------
         Total revenue                                    $     273       $    315     $     317       $    328
                                                          =========       ========     =========       ========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      12       $     23     $      25       $     33
         Logistics services                                       1              1             1              1
     Property development and management:
         Leasing                                                  9             10             9              9
         Sales                                                   11              7             4              2
         Less amounts reported in discontinued
             operations                                         (11)            (7)           --             (1)
     Food products                                                2              2            --              1
                                                          ---------       --------     ---------       --------
         Total operating profit                                  24             36            39             45
Write-down of long-lived assets1                                 --             --            --             (8)
Interest Expense                                                 (3)            (2)           (3)            (4)
General Corporate Expenses                                       (4)            (4)           (2)            (5)
                                                          ---------       --------     ---------       --------
Income From Continuing Operations
    before Income Taxes                                          17             30            34             28
     Income taxes                                                (6)           (11)          (12)           (11)
                                                          ---------       --------     ---------       --------
Income From Continuing Operations                                11             19            22             17
Discontinued Operations2                                          7              4            --              1
                                                          ---------       --------     ---------       --------
Net Income                                                $      18       $     23     $      22       $     18
                                                          =========       ========     =========       ========
Earnings Per Share:
     Basic                                                $    0.43       $   0.56     $    0.52       $   0.44
     Diluted                                              $    0.42       $   0.56     $    0.52       $   0.44


1 See Note 4 for discussion of the write-down of long-lived assets and investments in 2003.
2    See Note 3 for discussion of discontinued operations.

         Significant events for the Fourth Quarter of 2003 include the $17 million settlement gain due to Matson's joining the Hawaii Terminals Multiemployer Plan and the $8 million impairment loss related to the Company's investment in C&H.

         Segment results by quarter for 2002 are listed below (in millions, except per-share amounts):

                                                                                   2002
                                                          -----------------------------------------------------
                                                              Q1             Q2           Q3              Q4
                                                          ---------       --------     ---------       --------

Revenue:
     Transportation:
         Ocean transportation                             $     155       $    176     $     181       $    175
         Logistics services                                      40             48            54             53
     Property development and management:
         Leasing                                                 18             17            19             19
         Sales                                                   37             17             7             32
         Less amounts reported in discontinued
             operations                                         (32)            (7)           (3)           (31)
     Food products                                               17             28            35             33
                                                          ---------       --------     ---------       --------
         Total revenue                                    $     235       $    279     $     293       $    281
                                                          =========       ========     =========       ========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $       2       $     14     $      17       $      9
         Logistics services                                      --              1             1              1
     Property development and management:
         Leasing                                                  9              7             9              8
         Sales                                                    9              3             2              5
         Less amounts reported in discontinued
             operations                                          (8)            (2)           (3)            (6)
     Food products                                                2              1             5              6
                                                          ---------       --------     ---------       --------
         Total operating profit                                  14             24            31             23
Interest Expense                                                 (3)            (3)           (3)            (3)
General Corporate Expenses                                       (3)            (3)           (3)            (4)
                                                          ---------       --------     ---------       --------
Income From Continuing Operations
    before Income Taxes                                           8             18            25             16
     Income taxes                                                (3)            (6)           (9)            (3)
                                                          ---------       --------     ---------       --------
Income From Continuing Operations                                 5             12            16             13
Discontinued Operations1                                          5              1             2              4
                                                          ---------       --------     ---------       --------
Net Income                                                $      10       $     13     $      18       $     17
                                                          =========       ========     =========       ========
Earnings Per Share:
     Basic                                                $    0.24       $   0.32     $    0.43       $   0.43
     Diluted                                              $    0.24       $   0.32     $    0.43       $   0.42


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

         The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2003 and 2002 (in millions):

                                                                           2003                 2002
                                                                           ----                 ----
          ASSETS
          Current Assets:
             Cash and cash equivalents                                  $     --             $      --
             Accounts and notes receivable, net                               11                    15
             Prepaid expenses and other                                       15                    12
                                                                        --------             ---------
                Total current assets                                          26                    27
                                                                        --------             ---------

          Investments:
             Subsidiaries consolidated, at equity                            584                   547
             Other                                                            --                     1
                                                                        --------             ---------
                Total investments                                            584                   548
                                                                        --------             ---------

          Property, at Cost                                                  378                   365
             Less accumulated depreciation and amortization                  176                   166
                                                                        --------             ---------
                Property -- net                                              202                   199
                                                                        --------             ---------
          Due from Subsidiaries                                              239                   158
                                                                        --------             ---------
          Other Assets                                                        29                    30
                                                                        --------             ---------

                Total                                                   $  1,080             $     962
                                                                        ========             =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Current portion of long-term debt                          $     13             $      10
             Accounts payable                                                  6                     6
             Income taxes payable                                              8                    11
             Other                                                            16                    14
                                                                        --------             ---------
                Total current liabilities                                     43                    41
                                                                        --------             ---------

          Long-term Debt                                                     147                   118
                                                                        --------             ---------
          Other Long-term Liabilities                                         17                    18
                                                                        --------             ---------
          Deferred Income Taxes                                               62                    61
                                                                        --------             ---------

          Commitments and Contingencies

          Shareholders' Equity:
             Capital stock                                                    35                    34
             Additional capital                                              112                    85
             Accumulated other comprehensive loss                             (8)                  (27)
             Retained earnings                                               684                   644
             Cost of treasury stock                                          (12)                  (12)
                                                                        --------             ---------
                Total shareholders' equity                                   811                   724
                                                                        --------             ---------

                Total                                                   $  1,080             $     962
                                                                        ========             =========


         The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2003, 2002 and 2001 (in millions):

                                                                     2003               2002               2001
                                                                     ----               ----               ----
Revenue:
   Food products                                                  $      90           $      91          $      84
   Property leasing                                                      21                  19                 14
   Property sales                                                         2                   4                 15
   Interest, dividends and other                                         13                  15                132
                                                                  ---------           ---------          ---------
      Total revenue                                                     126                 129                245
                                                                  ---------           ---------          ---------

Costs and Expenses:
   Cost of agricultural goods and services                               87                  81                 78
   Cost of property sales and leasing services                           10                  11                 15
   Selling, general and administrative                                   16                  13                 13
   Interest and other                                                    13                  13                 21
   Income taxes                                                          --                   1                 42
                                                                  ---------           ---------          ---------
      Total costs and expenses                                          126                 119                169
                                                                  ---------           ---------          ---------

Income (Loss) from Continuing Operations                                 --                  10                 76

Discontinued Operations, net of income taxes                             --                   2                  1
                                                                  ---------           ---------          ---------

Income Before Equity in Income
   of  Subsidiaries Consolidated                                         --                  12                 77

Equity in Income from Continuing Operations of
   Subsidiaries Consolidated                                             81                  36                 40

Equity in Income (Loss) from Discontinued
   Operations of Subsidiaries Consolidated                               --                  10                 (6)
                                                                  ---------           ---------          ---------

Net Income                                                               81                  58                111

Other Comprehensive Income (Loss), net of income taxes                   19                 (27)               (62)
                                                                  ---------           ---------          ---------

Comprehensive Income                                              $     100           $      31          $      49
                                                                  =========           =========          =========


         The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (in millions):

                                                                        2003                2002             2001
                                                                        ----                ----             ----
Cash Flows from Operations                                           $    19              $   (35)         $     6
                                                                     -------              -------          -------

Cash Flows from Investing Activities:
   Capital expenditures                                                  (14)                 (11)             (23)
   Proceeds from disposal of property and investments                      2                    1              138
   Dividends received from subsidiaries                                   40                   40               40
    Increase in investments                                               --                   --               --
                                                                     -------              -------          -------
   Net cash provided by investing activities                              28                   30              155
                                                                     -------              -------          -------

Cash Flows from Financing Activities:
   Increase (decrease) in intercompany payable                           (62)                  (3)              12
   Proceeds from (repayments of) long-term debt, net                      32                   13             (123)
   Proceeds from issuance of capital stock                                20                   16                5
   Repurchases of capital stock                                           --                   --               (2)
   Dividends paid                                                        (37)                 (37)             (37)
                                                                     -------              -------          -------
   Net cash used in financing activities                                 (47)                 (11)            (145)
                                                                     -------              -------          -------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                                   --                  (16)              16
   Balance, beginning of year                                             --                   16               --
                                                                     -------              -------          -------
   Balance, end of year                                              $    --              $    --          $    16
                                                                     =======              =======          =======

Other Cash Flow Information:
   Interest paid, net of amounts capitalized                         $    (9)             $    (9)         $   (14)
   Income taxes paid                                                     (45)                 (52)             (21)

Other Non-cash Information:
   Depreciation expense                                                  (11)                 (12)             (12)
   Tax-deferred property sales                                            --                   27               12
   Tax-deferred property purchases                                        --                  (27)             (12)


         General Information: The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are described in Note 14, "Industry Segments." Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

         Long-term Debt: At December 31, 2003 and 2002, long-term debt consisted of the following (in millions):

                                                                           2003              2002
                                                                           ----              ----

Bank variable rate loans, due after 2003, 2003 high 2%, low 1.6%          $    32          $    25
Term loans:
    4.10%, payable through 2012                                                35               --
    7.38%, payable through 2007                                                30               38
    7.42%, payable through 2010                                                20               20
    7.43%, payable through 2007                                                15               15
    7.55%, payable through 2009                                                15               15
    7.57%, payable through 2009                                                13               15
                                                                          -------          -------
Total                                                                         160              128
Less current portion                                                           13               10
                                                                          -------          -------
Long-term debt                                                            $   147          $   118
                                                                          =======          =======



         The Company has a revolving credit and term loan agreement with six commercial banks, whereby it may borrow up to $185 million under revolving loans through November 2004, at market rates of interest. Any revolving loan outstanding on that date may be converted into a term loan that would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2003 and 2002, $25 million and $23 million, respectively, were outstanding under this agreement. The amount is included in the five-year maturity schedule for 2005.

         The Company has an uncommitted $70 million short-term revolving credit agreement with a commercial bank. The agreement extends through November 2004, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $185 million multi-bank facility, in which it is a participant, and by letters of credit issued under the $70 million uncommitted facility. At December 31, 2003 and 2001, $7 million and $3 million, respectively, were outstanding under this agreement. These amounts were classified as non-current because the Company has the intent and ability to refinance the balances through its $185 million facility. Under the borrowing formula for this facility, the Company could have borrowed an additional $55 million at December 31, 2003. For sensitivity purposes, if the $185 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2003 year-end would have been $17 million.

         The Company has a private shelf agreement for $75 million that expires in November 2006. No amount had been drawn on this facility at December 31, 2003. This facility replaced a $50 million facility that would have expired in April 2004 and against which the Company borrowed $35 million in 2003.

         At December 31, 2003, maturities and planned prepayments of all long-term debt during the next five years are $13 million in 2004, $50 million in 2005, $18 million 2006 and $17 million in each of 2007 and 2008.

         Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2003 and 2002 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

         A.  Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

         B.  Internal Control over Financial Reporting

         There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       Directors

         For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 8, 2004 ("A&B's 2004 Proxy Statement"), which section is incorporated herein by reference.

         B.       Executive Officers

         The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2004, and present and prior positions with A&B and business experience for the past five years are given below.

         Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2004 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" in A&B's 2004 Proxy Statement, which subsection is incorporated herein by reference.

James S. Andrasick (60)
         Executive Vice President of A&B, 4/02-present; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; President and Chief Executive Officer of Matson, 7/02-present; Senior Vice President of A&B, 6/00-4/02; President and Chief Operating Officer, C. Brewer and Company, Limited, 9/92-3/00.

Christopher J. Benjamin (40)
         Vice President and Chief Financial Officer of A&B, 2/04-present; Vice President (Corporate Development & Planning) of A&B, 4/03-2/04; Director (Corporate Development & Planning) of A&B, 8/01-4/03; Vice President, ChannelPoint, Inc., 10/99-6/01; Vice President, AmMed International, LLC, 4/98-10/99.

Meredith J. Ching (47)
         Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President (Government & Community Relations) of A&B-Hawaii, Inc. ("ABHI"), 10/92-12/99; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (51)
         Vice President and General Counsel of A&B, 11/03-present; Partner, Cades Schutte LLP, 10/83-11/03.

Matthew J. Cox (42)
         Senior Vice President and Chief Financial Officer of Matson, 6/01-present; Controller of Matson, 6/01-1/03; Executive Vice President and Chief Financial Officer, Distribution Dynamics, Inc., 8/99-6/01; Vice President, American President Lines, Ltd., 12/86-7/99.

Allen Doane (56)
         President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-1/04; Vice Chairman of Matson, 12/98-7/02, 1/04-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; first joined A&B or a subsidiary in 1991.

John F. Gasher (70)
         Vice President (Human Resources) of A&B, 12/99-present; Vice President (Human Resources Development) of ABHI, 1/97-12/99; first joined A&B or a subsidiary in 1960.

G. Stephen Holaday (59)
         Vice President of A&B, 12/99-present; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (58)
         Vice President (Investor Relations) of A&B, 8/01-present; Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-8/01; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (50)
         Vice President (Properties Group) of A&B, 2/99-present; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; Executive Vice President of ABHI, 2/99-12/99; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (38)
         Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (45)
         Vice President of A&B, 2/04-present; Controller of A&B, 1/96-present; Assistant Treasurer of A&B, 1/96-12/99, 6/00-2/04; Treasurer of A&B, 1/00-5/00, 2/04-present; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.


         C.       Audit Committee Financial Expert

         For information about the Audit Committee Financial Expert, see the section captioned "Audit Committee Report" in A&B's 2004 Proxy Statement, which section is incorporated herein by reference.

         D.       Code of Ethics

         For information about A&B's Code of Ethics, see the subsection captioned "Code of Ethics" in A&B's 2004 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" in A&B's 2004 Proxy Statement, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2004 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the subsection captioned "Certain Relationships and Transactions" in A&B's 2004 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services appears in the section captioned "Ratification of Appointment of Independent Auditors" in A&B's 2004 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A.       Financial Statements

         The financial statements are set forth in Item 8 of Part II above.

         B.       Financial Statement Schedules

         All schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the financial statements or notes thereto.

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

         4.a.    Equity.

         4.a. Rights Agreement, dated as of June 25, 1998 between Alexander & Baldwin, Inc. and Chase Mellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B's Form 8-K dated June 25, 1998).

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

         (iii) Amendment dated as of May 20, 1994 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended June 30, 1994).

         (iv) Amendment dated as of June 30, 1995 to the Note Agreement, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1995).

         (v) Amendment dated as of November 29, 1995 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1995).

         (vi) Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xx) to A&B's Form 10-Q for the quarter ended September 30, 1994).

         (vii) Amendment dated August 31, 1994 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank dated December 30, 1993 (Exhibit 10.a.(xxi) to A&B's Form 10-Q for the quarter ended September 30, 1994).

         (viii) Second Amendment dated March 29, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xxiii) to A&B's Form 10-Q for the quarter ended March 31, 1995).

         (ix) Third Amendment dated November 30, 1995 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1996).

         (x) Fourth Amendment dated November 25, 1996 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 1996).

         (xi) Fifth Amendment dated November 28, 1997 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xix) to A&B's Form 10-K for the year ended December 31, 1997).

         (xii) Sixth Amendment dated November 30, 1998 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xiv) to A&B's Form 10-K for the year ended December 31, 1998).

         (xiii) Seventh Amendment dated November 23, 1999 to the Revolving Credit Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xv) to A&B's Form 10-K for the year ended December 31, 1999).

         (xiv) Eighth Amendment dated May 3, 2000 to the Revolving Credit Agreement ("Agreement") between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (A&B-Hawaii, Inc., an original party to the Agreement, was merged into Alexander & Baldwin, Inc. effective December 31, 1999) (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 2000).

         (xv) Ninth Amendment dated November 16, 2000 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xvi) Tenth Amendment dated November 30, 2001 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 2001).

         (xvii) Eleventh Amendment dated November 21, 2002 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xix) to A&B's Form 10-K for the year ended December 31, 2002).

         (xviii) Twelfth Amendment dated November 12, 2003 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

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

         (xxiii) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xlix) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxiv) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Investment Management, Inc., dated as of November 25, 2003.

         (xxv) Letter Amendment dated as of November 25, 2003 to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996, and the Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001, among The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Alexander & Baldwin, Inc.

         (xxvi) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

         (xxvii) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

         (xxviii) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

         (xxix) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30,
         2002).

         (xxx) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-Q for the quarter ended June 30, 2002).

         (xxxi) Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30, 2002 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31, 2002).

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

________________________________
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

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

         (xvi) Settlement Agreement and General Release of Claims among C. Bradley Mulholland, Matson Navigation Company, Inc. and Alexander & Baldwin, Inc. dated December 31, 2003.

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

         (xxvii) Amendment No. 7 to the A&B Excess Benefits Plan, dated October 22, 2003.

         (xxviii) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxix) Amendment No. 1 to the A&B Executive Survivor/Retirement Benefit Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxx) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxx) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxi) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxii) Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxiii) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxiv) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated August 27, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxv) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxvi) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30,
         2000).

         (xxxvii) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31, 1992).

         (xxxviii) Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-K for the year ended December 31, 2001).

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

         (xlvii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xlvi) to A&B's Form 10-Q for the quarter ended March 31, 2002).

21.      Subsidiaries.

         21. Alexander & Baldwin, Inc. Subsidiaries as of February 19, 2004.

23. Consent of Deloitte & Touche LLP dated March 8, 2004 (included as the last page of A&B's Form 10-K for the year ended December 31, 2003).

31.1     Certification of Chief Executive Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer, as Adopted Pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32. Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

D.       Reports on Form 8-K

         During the quarter ended December 31, 2003, A&B furnished a Current Report on Form 8-K dated October 23, 2003 pursuant to Item 12 that attached a press release announcing A&B's financial results for the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ALEXANDER & BALDWIN, INC.
                                  (Registrant)
Date:  March 8, 2004              By   /s/ Allen Doane
                                  ------------------------------------------
                                       Allen Doane, President
                                       and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                    Title                      Date
          ---------                    -----                      ----


/s/ Allen Doane                  President and Chief         March 8, 2004
-------------------------------  Executive Officer and
Allen Doane                      Director


/s/ Christopher J. Benjamin      Vice President and          March 8, 2004
-------------------------------  Chief Financial Officer
Christopher J. Benjamin


/s/ Thomas A. Wellman            Vice President,             March 8, 2004
-------------------------------  Controller and
Thomas A. Wellman                Treasurer


/s/ Charles M. Stockholm         Chairman of the Board       March 8, 2004
-------------------------------  and Director
Charles M. Stockholm


/s/ Michael J. Chun              Director                    March 8, 2004
-------------------------------
Michael J. Chun


/s/ Leo E. Denlea, Jr.           Director                    March 8, 2004
-------------------------------
Leo E. Denlea, Jr.


/s/ Walter A. Dods, Jr.          Director                    March 8, 2004
-------------------------------
Walter A. Dods, Jr.


/s/ Charles G. King              Director                    March 8, 2004
-------------------------------
Charles G. King


/s/ Carson R. McKissick          Director                    March 8, 2004
-------------------------------
Carson R. McKissick


/s/ Maryanna G. Shaw             Director                    March 8, 2004
-------------------------------
Maryanna G. Shaw


/s/ Jeffrey N. Watanabe          Director                    March 8, 2004
-------------------------------
Jeffrey N. Watanabe



INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 of Alexander & Baldwin, Inc. and
subsidiaries on Form S-8 of our report dated February 6, 2004, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2003.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Honolulu, Hawaii
March 8, 2004