Form 10-Q
period 2004-03-31
ALEXANDER & BALDWIN INC
filed 2004-04-27
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
                                                             --------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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


Number of shares of common stock outstanding as of
March 31, 2004:                                                    42,514,037

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements and notes for the first quarter of 2004 are presented below, with comparative figures for the first quarter of 2003.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                      Three Months Ended
                                                          March 31,
                                                    2004              2003
                                                    ----              ----
                                                         (unaudited)
Revenue:
    Operating revenue                             $   344.9        $    273.4
                                                  ---------        ----------

Costs and Expenses:
    Costs of goods sold, services and rentals         267.6             224.2
    Selling, general and administrative                31.1              29.8
    Interest                                            3.3               2.6
                                                  ---------        ----------
        Total costs and expenses                      302.0             256.6
                                                  ---------        ----------

Income Before Taxes                                    42.9              16.8
    Income taxes                                       16.1               6.1
                                                  ---------        ----------

Income From Continuing Operations                      26.8              10.7

Discontinued Operations (net of income taxes):
    Properties                                          0.3               6.9
                                                  ---------        ----------

Net Income                                        $    27.1        $     17.6
                                                  =========        ==========

Basic Earnings Per Share:
    Continuing operations                         $     0.63       $     0.26
    Discontinued operations                             0.01             0.17
                                                  ----------       ----------
    Net income                                    $     0.64       $     0.43
                                                  ==========       ==========

Diluted Earnings Per Share:
    Continuing operations                         $     0.62       $     0.26
    Discontinued operations                             0.01             0.16
                                                  ----------       ----------
    Net income                                    $     0.63       $     0.42
                                                  ==========       ==========

Dividends Per Share                               $    0.225       $    0.225
Average Number of Shares Outstanding                    42.3             41.4



See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended
                                                                    March 31,
                                                             2004               2003
                                                             ----               ----
                                                                   (unaudited)
Revenue:
    Transportation:
        Ocean transportation                              $    196.5           $   186.1
        Logistics services                                      74.1                51.0
    Property Development and Management:
        Leasing                                                 20.8                19.1
        Sales                                                   40.1                16.7
        Less amounts reported in discontinued
           operations                                             --               (14.4)
    Food Products                                               13.4                14.9
                                                          ----------           ---------
        Total revenue                                     $    344.9           $   273.4
                                                          ==========           =========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                              $     18.6           $    12.1
        Logistics services                                       1.0                 0.5
    Property Development and Management:
        Leasing                                                  9.5                 8.6
        Sales                                                   19.0                11.6
        Less amounts reported in discontinued
           operations                                           (0.4)              (11.2)
    Food Products                                                2.6                 1.9
                                                          ----------           ---------
        Total operating profit                                  50.3                23.5
    Interest Expense                                            (3.3)               (2.6)
    General Corporate Expenses                                  (4.1)               (4.1)
                                                          ----------           ---------
    Income From Continuing Operations Before
        Income Taxes                                            42.9                16.8
    Income Taxes                                               (16.1)               (6.1)
                                                          ----------           ---------
    Income From Continuing Operations                           26.8                10.7
    Discontinued Operations (net of income taxes):
        Properties                                               0.3                 6.9
                                                          ----------           ---------
    Net Income                                            $     27.1           $    17.6
                                                          ==========           =========




See Financial Notes


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                          March 31,       December 31,
                                                             2004             2003
                                                             ----             ----
                                                         (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                              $      21        $       6
    Accounts and notes receivable, net                           152              160
    Inventories                                                   31               16
    Real estate and other assets held for sale                    17               30
    Deferred income taxes                                         13               15
    Prepaid expenses and other assets                             19               20
                                                           ---------        ---------
        Total current assets                                     253              247
                                                           ---------        ---------
Investments                                                       82               68
                                                           ---------        ---------
Real Estate Developments                                          82               77
                                                           ---------        ---------
Property, at cost                                              1,888            1,888
    Less accumulated depreciation and amortization               827              809
                                                           ---------        ---------
        Property - net                                         1,061            1,079
                                                           ---------        ---------
Capital Construction Fund                                        165              165
                                                           ---------        ---------
Other Assets                                                     123              124
                                                           ---------        ---------

        Total                                              $   1,766        $   1,760
                                                           =========        =========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt    $      15        $      15
    Accounts payable                                              88               95
    Other                                                         74               73
                                                           ---------        ---------
        Total current liabilities                                177              183
                                                           ---------        ---------
Long-term Liabilities:
    Long-term debt                                               320              330
    Deferred income taxes                                        353              356
    Post-retirement benefit obligations                           44               44
    Other                                                         37               36
                                                           ---------        ---------
        Total long-term liabilities                              754              766
                                                           ---------        ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                 35               35
    Additional capital                                           122              112
    Deferred compensation                                         (2)              --
    Accumulated other comprehensive loss                          (9)              (8)
    Retained earnings                                            700              684
    Cost of treasury stock                                       (11)             (12)
                                                           ---------        ---------
        Total shareholders' equity                               835              811
                                                           ---------        ---------

        Total                                              $   1,766        $   1,760
                                                           =========        =========




See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 2004                      2003
                                                                 ----                      ----
                                                                          (unaudited)

Cash Flows from Operating Activities                           $      50                 $       7
                                                               ---------                 ---------

Cash Flows from Investing Activities:
    Capital expenditures                                              (9)                      (12)
    Proceeds from disposal of property and other assets               --                         3
    Capital Construction Fund, net                                    (1)                       (1)
    Investments, net                                                 (11)                       (3)
                                                               ---------                 ---------
        Net cash used in investing activities                        (21)                      (13)
                                                               ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                          3                        83
    Payments of long-term debt                                       (13)                      (69)
    Proceeds from issuances of capital stock                           5                         2
    Dividends paid                                                    (9)                       (9)
                                                               ---------                 ---------
        Net cash from (used in) financing activities                 (14)                        7
                                                               ----------                ---------

Net Increase in Cash and Cash Equivalents                      $      15                 $       1
                                                               =========                 =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                  $      (4)                $      (3)
    Income taxes paid, net of refunds                                 (1)                       (2)

Other Non-cash Information:
    Accrued deposit to Capital Construction Fund, net                  1                         -
    Depreciation expense                                             (19)                      (18)
    Tax-deferred property sales                                        4                        11
    Tax-deferred property purchases                                   --                       (11)
    Debt assumed in real estate acquisition                           --                        15
    Assets conveyed to joint venture                                  --                        28






See Financial Notes

Financial Notes
(Unaudited)

(1) The Condensed Balance Sheet as of March 31, 2004, the Condensed Statements of Income and the Condensed Statements of Cash Flows for the quarter ended March 31, 2004 and 2003 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2004 and 2003 estimated effective income tax rate differs from the statutory rate, due primarily to tax credits.

(3) Commitments and Contingencies: Commitments, excluding operating lease commitments, that were in effect at March 31, 2004, included the following (in millions):

                Vessel purchase                          (a)      $      107
                Guarantee of Hokua debt                  (b)      $       18
                Guarantee of Sea Star debt               (c)      $       11
                Guarantee of HS&TC debt                  (d)      $       15
                Standby letters of credit                (e)      $       20
                Bonds                                    (f)      $       13
                Benefit plan withdrawal obligations      (g)      $       51

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

               (a) During 2002, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc., to purchase two container ships.
                        The total project cost for each ship is approximately $107 million. The first ship was delivered in September 2003 and the second ship is expected to be delivered in the third or fourth quarter of 2004. The cost of the second ship is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations. No significant payment is required until acceptance and delivery of the ship. No obligation is recorded on the financial statements because conditions necessary to record either a liability or an asset have not been met.

               (b) At March 31, 2004, A&B Properties, Inc. ("Properties") had guaranteed $2.5 million of the $12 million component of a $130 million construction loan agreement that was entered into by Hokua Development Group LLC ("Hokua"), a limited liability company in which the Company is an investor. The $12 million component was used by Hokua to acquire the land that is being developed. This guarantee terminates upon the initial funding of the balance of the construction loan prior to the termination of the guarantee. Properties would be called upon to honor this guarantee in the event that Hokua is unable to repay the construction loan.

                        Properties also has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding loan balance that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934.

               (c) Matson has guaranteed $11 million of the debt of Sea Star Line, LLC ("Sea Star," a business in which Matson holds a minority interest investment) and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. This amount declined by approximately $16 million from 2003 year-end, due to an amendment, executed during the first quarter of 2004, to the venture's operating agreement that reduces Matson's allocation of the guarantee to 19.5 percent of the outstanding balance; this is consistent with Matson's ownership percentage. It is expected that the guarantee will be further reduced, over time by scheduled repayments of the debt by Sea Star.

               (d) The Company guarantees up to $15 million of a $30 million revolving credit line of Hawaiian Sugar & Transportation Cooperative's ("HS&TC," a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member). That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus the lesser of 90 percent or $16 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of March 31, 2004, the amount drawn was $12 million. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

               (e) The Company has arranged for standby letters of credit totaling $20 million. This includes letters of credit, totaling approximately $12 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by C&H Sugar Company, Inc. ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest) employees, under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003.
                        C&H has advised the Company that it is unable to provide a replacement security deposit. Until C&H meets this contractual obligation, the Company will not be released from this letter of credit. The remaining letters of credit, totaling $5 million, are for insurance-related matters, construction performance guarantees, and other routine operating matters. Of this $5 million, one letter of credit for $2.7 million expired without renewal in April 2004.

               (f) Of the $13 million in bonds, $6 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work, as part of real-estate development, is completed. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5 million of customs bonds.

               (g) The withdrawal liabilities for multi-employer pension plans, in which Matson is a participant, aggregated approximately $51 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate the termination of any of the aforementioned plans.

         Contingencies: As described in the Company's 2003 Form 10-K, a petition was filed in January 2004, by the Native Hawaiian Legal Corporation ("NHLC"), on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources ("BLNR") declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams.

         The Company has objected to the petition and asked the BLNR to conduct an administrative hearing on the matter, and to consolidate it with the pending hearing on the Company's application to the BLNR for the issuance of a long-term water lease. The Company is at the same time working with the NHLC and its East Maui clients to assist their taro growing activities by making improvements to their water systems so as to improve the flow of water to their taro patches. An interim agreement has been entered into between the parties to permit the improvements to be completed, deferring the administrative hearing process until May 24, 2004, with the potential of further extensions as the parties may agree.

         As also described in the Company's 2003 Form 10-K, on February 6 and 7, 2004, union workers at Honolulu's two largest concrete manufacturers, which supply most of the concrete on Oahu, went on strike, shutting down both manufacturing operations. This shutdown delayed the pouring of the foundation for the Hokua and Lanikea projects. These two strikes have ended, but the matter delayed both projects by several weeks.

         As reported in Items 7 and 8 of the Company's 2003 Form 10-K, the State of Hawaii Department of Health ("DOH") has issued a notice of violation of state and federal air pollution control regulations and a $2 million proposed penalty, following the Company's self reporting of this matter and taking corrective action to comply with the regulations. The Company has contested this matter, but there has been no change in the status since 2003 year-end. The Company believes that the resolution of this matter will not have a material effect on its financial statements and that appropriate accruals for this matter have been recorded.

         The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

(4)      Accounting Method for Stock-Based Compensation and Diluted Earnings per
         Share: As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

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

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the first quarter of 2004 and 2003 would have been as follows (in millions, except per share amounts):

                                                                         Quarter Ended
                                                                            March 31
                                                                            --------
                                                                      2004            2003
Net Income:
  As reported                                                      $   27.1         $   17.6
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                                (0.3)            (0.3)
                                                                   --------         --------
  Pro forma                                                        $   26.8         $   17.3
                                                                   ========         ========
Net Income Per Share:
  Basic, as reported                                               $   0.64         $   0.43
  Basic, pro forma                                                 $   0.63         $   0.42
  Diluted, as reported                                             $   0.63         $   0.42
  Diluted, pro forma                                               $   0.62         $   0.42

Effect on average shares outstanding of assumed exercise
of stock options (in millions of shares):
  Average number of shares outstanding                                 42.3             41.4
  Effect of assumed exercise of outstanding stock options               0.6              0.1
                                                                   --------         --------
  Average number of shares outstanding after assumed exercise of
  outstanding stock options                                            42.9             41.5
                                                                   ========         ========


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

(5) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

         Discontinued operations were as follows (in millions):

                                                            Quarter Ended
                                                               March 31
                                                               --------
                                                        2004             2003
           Discontinued Operations (net of tax)
              Sales of Assets                          $   0.3          $    6.4
              Leasing Operations                            --               0.5
                                                       -------          --------
                Total                                  $   0.3          $    6.9
                                                       =======          ========


(6) Other Comprehensive Income for the first quarter of 2004 and 2003 was as follows (in millions):

                                                           Quarter Ended
                                                              March 31
                                                              --------
                                                        2004             2003

           Net Income                                  $   27.1         $   17.6
           Other Comprehensive Income (Loss):
             Change in valuation of derivative             (0.9)            (0.5)
             Company's share of investee's minimum
               liability adjustment                          --             (7.2)
                                                       --------         --------
                                                       $   26.2         $    9.9
                                                       ========         ========

         The change in valuation of derivative amount reflects the valuation of an interest rate lock agreement related to the previously noted vessel that Matson expects to take delivery of during 2004.

(7) Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its assumptions and estimates for 2004 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         The Components of Net Periodic Benefit Cost for the first quarters of 2004 and 2003 were as follows (in millions):

                                                    Pension Benefits                Post-retirement Benefits
                                                    ----------------                ------------------------
                                                 2004               2003              2004            2003
                                                 ----               ----              ----            ----
         Service Cost                          $    1.0           $    1.0           $    0.1       $     0.1
         Interest Cost                              2.5                3.0                0.5             0.4
         Expected Return on Plan Assets            (3.6)              (3.4)                --              --
         Amortization of Prior Service Cost         0.1                0.6                 --              --
         Amortization of Net (Gain) Loss            0.3                1.0                0.1             0.1
                                               --------           --------           --------       ---------
         Net Periodic Benefit Cost             $    0.3           $    2.2           $    0.7       $     0.6
                                               ========           ========           ========       =========

         Total year 2004 pension expense is expected to be approximately $2 million. The 2004 pension expense would have been approximately $15 million had it not benefited from strong 2003 asset growth and the Company's joining a multi-employer plan. For the total 2003 year, the Company had a pension income of $2 million, after recording a settlement gain of $17 million that resulted from joining a multi-employer pension plan in late 2003.

         As previously disclosed, the Company still expects to contribute approximately $5 million to its pension plan in September 2004.

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

FORWARD-LOOKING STATEMENTS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to, the following factors:

                1)  economic conditions in Hawaii and elsewhere;
                2)  market demand;
                3) competitive factors, such as the possible entrance of a new competitor in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
                4) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land-use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
                5)  performance of pension assets;
                6) availability of water for irrigation and to support real-estate development;
                7)  performance of unconsolidated affiliates and ventures;
                8) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc.("C&H");
                9)  significant fluctuations in fuel prices;
                10) resolution of tax issues with the IRS or state tax
                    authorities;
                11) Company, contractor, vendor and other labor relations in
                    Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
                12) renewal or replacement of significant agreements including, but not limited to, lease agreements and Matson's alliance and charter agreement with American President Lines, Ltd.;
                13) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
                14) acts of war and terrorism;
                15) risks associated with current or future litigation; and
                16) other risk factors described elsewhere in these
                    communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

--------------------------------------------------------------------------
                                              Quarter Ended March 31
--------------------------------------------------------------------------
(dollars in millions, except per-share)     2004       2003     Change
--------------------------------------------------------------------------

Revenue                                   $ 344.9     $ 273.4     26%
Operating expenses                        $ 302.0     $ 256.6     18%
Net income                                $  27.1     $  17.6     54%
Basic earnings per share                  $  0.64     $  0.43     49%
--------------------------------------------------------------------------

         Consolidated revenue of $344.9 million for the first quarter of 2004 was 26 percent higher than the first quarter of 2003. This 26 percent increase was due principally to the $23.4 million increase in real estate sales, $23.1 million growth in integrated logistics, and $10.4 million higher revenue for ocean transportation. The reasons for the revenue growth are described below in Analysis of Operating Revenue and Profit.

         Operating expense of $302 million for the first quarter of 2004 was 18 percent higher than in 2003. Costs of goods sold, services and rentals increased $43.4 million compared with the first quarter of 2003 due to higher purchased transportation services at the integrated logistics business and the sales of higher cost-basis real-estate in 2004. Additional information about operating expenses is contained in the Analysis of Operating Revenue and Profit. Selling, general and administrative costs were four percent higher than the first quarter of 2003 due to inflationary pressures and salary increases subsequent to the first quarter of 2003 partially offset by lower pension costs. Higher interest expense reflects the cost of the new vessel financing. Income taxes were higher than the first quarter of 2003 due to higher pre-tax income and a higher effective tax rate.

         Additional information about the revenue and profits of the Company are provided in the segment discussion below. Because the Company operates in five different segments, the review of segment operations provides an important perspective on the financial results for the Company.

ANALYSIS OF OPERATING REVENUE AND PROFIT

         The following information should be read in connection with the financial statements and notes contained in Item 1 of this Form 10-Q.

Transportation - Ocean Transportation


---------------------------------------------------------------
                                  Quarter Ended March 31
---------------------------------------------------------------
(dollars in millions)          2004        2003       Change
---------------------------------------------------------------
Revenue                      $  196.5    $  186.1       6%
Operating profit             $   18.6    $   12.1      54%
---------------------------------------------------------------
Volume (Units)
  Hawaii containers            39,700      39,000       2%
  Automobiles                  36,300      37,500      -3%
  Guam containers               4,500       4,400       2%
---------------------------------------------------------------

         Ocean Transportation revenue of $196.5 million was six percent higher than the first quarter of 2003. Of this increase nearly two-thirds was due to improved yields and cargo mix, and approximately one-third was due to volume and charter carriage. Container volume was two percent higher than the first quarter of 2003 reflecting higher shipments of retail commodities and construction materials. This is, in part, the result of 2004 economic growth, partially offset by a non-recurring carryover of freight from 2002 into 2003, due to the late 2002 West Coast port disruptions. Lower automobile carriage for the first quarter of 2004 compared with the first quarter of 2003 was due principally to the non-recurring carryover of automobiles in early 2003 following the 2002 port disruptions.

         Operating profit of $18.6 million was 54 percent better than the first quarter of 2003. Of this improvement approximately half related to favorable yields and higher container volume, 16 percent resulted from yard congestion, vessel schedule disruptions and cargo handling costs following the 2002 port disruptions. The remaining improvement was due principally to improved returns from joint ventures, and lower administrative and pension costs.

         Effective March 14, 2004, Matson increased its fuel surcharge for Hawaii and Guam/Commonwealth of Northern Mariana Islands services from 7.5 percent to eight percent due to increased cost of bunker fuel.

Transportation - Logistics Services

-------------------------------------------------------------------------
                                     Quarter Ended March 31
-------------------------------------------------------------------------
(dollars in millions)           2004          2003         Change
-------------------------------------------------------------------------
Revenue                       $   74.1      $    51.0          45%
Operating profit              $    1.0      $     0.5         100%
-------------------------------------------------------------------------

         Matson Integrated Logistics revenue growth for the first quarter of 2004 for the Company's integrated logistics services business was mainly the result of increased customer volume, in large part due to an acquisition in late 2003. This transaction is discussed in Items 7 and 8 of the Company's 2003 Form 10-K. The increase in operating profit was the result of the business growth.

         The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation for that cargo. As a result, the operating profit margins for this business are lower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely by management.

Property Development and Management - Leasing (before removing amounts classified as discontinued operations)

------------------------------------------------------------------------
                                      Quarter Ended March 31
------------------------------------------------------------------------
(dollars in millions)           2004             2003      Change
------------------------------------------------------------------------
Revenue                       $   20.8        $   19.1        9%
Operating profit              $    9.5        $    8.6       10%
------------------------------------------------------------------------
Occupancy Rates:
  Mainland                         94%             87%        7%
  Hawaii                           90%             89%        1%
------------------------------------------------------------------------

         Property Leasing revenue and operating profit growth for the first quarter of 2004 was the result of higher occupancies for the Mainland commercial leasing portfolio and higher contributions from replacement income-producing properties acquired since the 2003 first quarter. The lower mainland occupancy for the first quarter of 2003 resulted from a large lease vacancy in late 2002. Although this vacancy reduced occupancy rates for the first quarter of 2003, it had little effect on revenue or operating profit. This vacancy had been filled by the 2003 second quarter. Hawaii occupancy increased, due principally to gains in office leasing.

Property Development and Management - Sales (before removing amounts classified as discontinued operations)

----------------------------------------------------------------------
                                     Quarter Ended March 31
----------------------------------------------------------------------
(dollars in millions)          2004            2003           Change
----------------------------------------------------------------------
Revenue                      $   40.1        $   16.7          2.4x
Operating profit             $   19.0        $   11.6           64%
----------------------------------------------------------------------

         Sales during the first quarter of 2004 included the sales of 17 Maui and Oahu commercial inventory properties for $12.2 million, 7.5 office condominium floors for $8.8 million, and 23 residential properties for $18.9 million. Operating profit also included the Company's share of earnings in two real estate joint ventures of $1 million that, combined, reflects the sales of 12 residential units.

         Sales during the first quarter of 2003 included eight commercial properties for $14.9 million and five residential properties for $1.6 million. Operating profit also included the Company's share of earnings in two real estate joint ventures of $1.2 million that, combined, reflects the sales of 32 residential units.

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

Property Development and Management - Discontinued Operations

-------------------------------------------------------------------
                                        Quarter Ended March 31
-------------------------------------------------------------------
(dollars in millions, before tax)     2004                 2003
-------------------------------------------------------------------
Sales revenue                           --               $   13.4
Leasing revenue                         --               $    1.0
Sales operating profit              $    0.4             $   10.4
Leasing operating profit                --               $    0.8
-------------------------------------------------------------------

         There were no sales of property that were characterized as discontinued operations during the first quarter of 2004 but discontinued operations included a cost adjustment for property that was sold previously. During the first quarter of 2003, the proceeds from sales of five commercial properties on Maui were classified as discontinued operations.

         Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued.

Food Products

------------------------------------------------------------------------
                                       Quarter Ended March 31
------------------------------------------------------------------------
(dollars in millions)           2004            2003         Change
------------------------------------------------------------------------
Revenue                       $    13.4       $    14.9         -10%
Operating profit              $     2.6       $     1.9          37%
------------------------------------------------------------------------
Tons sugar produced              11,700          18,700         -37%
------------------------------------------------------------------------

         Food products revenue declined for the first quarter of 2004 compared with 2003 due mainly to lower raw sugar production and sales prices that were about seven percent below 2003. Operating profit, however, benefited principally from higher electrical power sales, stronger food-grade sugar and roasted-coffee sales. Lower sugar production during the first quarter of 2004 was due to wet weather that affected harvesting conditions adversely. Quarterly fluctuations in sales and operating profit are normal for this business due to weather, production and other seasonality factors.

         Through March 31, 2004, approximately 27 percent of the Company's expected 2004 commodity sugar crop had been priced. Approximately five percent of the 2004 crop is food-grade and is sold at prices higher than the raw-sugar commodity prices. Average revenue per ton of sugar for 2004 is expected to be approximately seven percent lower than in 2003.

         The 2004 full-year operating profit for Food Products is expected to be less than the amounts reported last year because raw sugar prices have declined and sugar production may be less than 2003 levels.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

         Debt and Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $575 million at March 31, 2004, an increase of $30 million from December 31, 2003. The increase was due primarily to $15 million of higher cash balances, $15 million of higher sugar and coffee inventory balances, and $6 million of higher balances available under variable rate debt facilities partially offset by $8 million of lower receivable balances. Inventory balances were the result of normal business seasonality. Cash balances were higher than 2003 year-end due to receivable collections, business growth, and timing of capital expenditures.

         Long-term Debt, including amounts classified as current, totaled $335 million at March 31, 2004 compared with a balance of $345 million at December 31, 2003. This $10 million decrease was due principally to normal debt repayments. The weighted average interest rate for the Company's outstanding borrowings at March 31, 2004 was approximately 4%.

         As noted previously, Matson expects to take delivery of a new vessel in the third or fourth quarter of 2004. Matson has received from the Maritime Administration, a commitment to guarantee up to $75 million of U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds, of which 35% may be issued at a floating rate. The Company's Capital Construction Fund and operating cash flows may also be used in connection with the vessel purchase.

         Working Capital: Working capital was $76 million at March 31, 2004, an increase of $12 million from the balance carried at the end of 2003. The higher working capital was due primarily to higher cash and inventory balances partially offset by lower balances of real estate held for sale. Real estate held for sale declined during the first quarter mainly due to the sales of office condominium property discussed above.

         Cash Flows and Capital Expenditures: Cash Flows from Operating Activities was $50 million for the first quarter of 2004, compared with Cash Flows from Operating Activities of $7 million for the first quarter of 2003. The higher cash flow was due to better operating results, the sales of real estate classified as Real Estate Held for Sale and fluctuations in other working capital balances.

         For the first quarter of 2004, capital expenditures totaled $9 million compared with $12 million for the first quarter of 2003. For both quarters, these expenditures were for normal operations. There were no real estate acquisitions during the first quarter of 2004.

         Tax-Deferred Real Estate Exchanges: Sales - There was one sale of property, for $3.6 million, on a tax-deferred basis during the first quarter of 2004. During the first quarter of 2003, the Company recorded, on a tax-deferred basis, real-estate sales proceeds of $14.4 million. The proceeds from these sales were immediately available for reinvestment in replacement property. The proceeds from tax-deferred sales are held in escrow pending future use to purchase new real estate assets.

         Purchases - No property was purchased during the first quarter of 2004 using the proceeds from tax-deferred sales. As of March 31, 2004, $3.6 million of proceeds from tax-deferred sales had not been reinvested.

         Commitments and Contingencies: A description of commitments and contingencies in effect at the end of the first quarter is described in Note (3) to the financial statements of Item 1.

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

OTHER MATTERS

         Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company's Form 10-K for the year ended December 31, 2003 and in the Financial Notes included in Item 1 of this Form 10-Q.

         Critical Accounting Policies Estimates: The Company's accounting policies are described in Note 1 of the Consolidated Financial Statements included in Item 8 of the Company's most recently filed Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Item 7 of the Company's 2003 Form 10-K.

         Investments: The Company's joint ventures are described in Item 8 of its most recently filed Form 10-K. The Company has evaluated investments in unconsolidated affiliates relative to Financial Interpretation ("FIN") Number 46 "Consolidation of Variable Interest Entities," as revised, and has determined that the investments in these affiliates are either not subject to or do not meet the consolidation requirements of FIN No. 46. Accordingly, the Company accounts for these investments using the equity method of accounting and the consolidation provisions of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," as amended.

         Charter Agreements: Matson and American President Lines, Ltd. ("APL") are parties to the Successor Alliance Slot Hire and Time Charter Agreement ("APL Agreement") that expires in February 2006. This APL Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to this eight-year APL Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each vessel for Matson's exclusive use. This APL Agreement generates charter revenue of approximately $2.9 million per month for Matson.

         New and Proposed Accounting Standards: In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, revised, "Consolidation of Variable Interest Entities" ("FIN 46") The Interpretation defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The Interpretation is effective for interests in variable interest entities created after January 31, 2003 and is effective March 31, 2004. The Company has evaluated investments in unconsolidated affiliates relative to FIN 46, revised, and has determined that the investments in these affiliates are either not subject to or do not meet the consolidation requirements of FIN No. 46. Accordingly, the Company accounts for these investments using the equity method of accounting and the consolidation provisions of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," as amended.

         In December 2003, the FASB amended Statement of Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." The portions of the amendment that will apply to the Company's 2004 financial statement disclosures include a table of expected benefit payments for five years and, in total, for the subsequent five-year period. Additionally, the Company is required to disclose components of the net benefit cost in quarterly financial statements beginning with the first quarter of 2004. This interim disclosure information is included above.

         Additional information about the impacts of newly issued accounting standards is discussed in Item 8 of the Company's Form 10-K for the year ended December 31, 2003.

         Economic Conditions: Some measures of Hawaii's economy have begun "leveling out," in the near-term, at a moderate level. These measures include growth in personal income, jobs and construction. As a result, the State's above-average performance relative to the U.S. mainland is reverting to that of the now-higher growth trend for the country as a whole, at least until the contribution of new factors, such as a military housing program, begin to contribute. Another potential positive factor for 2004 is Japan's gradually improving economic situation.

         The trends observed during 2003 continue in the important visitor industry. That is, total visitors rise, based on the net of small decreases in the international market, offset by growth in the U.S. market. In the month of February, for example, total visitors rose six percent versus February 2003, with domestic travelers up 11.4 percent and international visitors off 4.3 percent. Hotel occupancies show improvement. In February, for example, statewide occupancy, at 83.5 percent, was five percent better than in February 2003. Room rates also are edging higher, reflecting a reduction in past discounting.

         Hawaii's consumption of consumer durable goods differs periodically from that of the Mainland. For example, in 2003, total auto registrations in the U.S. declined by 2.1 percent. Hawaii's registrations rose by an unexpectedly high 17.6 percent, with strong rental car replacements as well as consumer purchases. The outlook in 2004 is for a 7.2 percent increase.

         Low mortgage rates and limited inventory have combined to sustain a steady rise in median prices for homes and condominiums on Oahu and the Neighbor Islands. For example, total residential re-sales on Oahu totaled $907 million in the first quarter 2004, an increase of 37 percent over the already strong year-earlier level. Some note is being taken in the Hawaii press and in public forums of the resulting limited supply of affordable housing.

         With sustained high demand for residential real estate, construction activity remains high, although some measures are off recent peaks. The contracting tax base, a proxy for the level of total construction activity, decreased by 2.4 percent in the fourth quarter 2003. On the other hand, it was up 6.1 percent for the full 2003 year. Construction jobs statewide were up 5.5 percent in the fourth quarter and 7.3 percent for the full year. Looking ahead, total private building authorizations declined by 8.5 percent in the fourth quarter, but still are at a relatively high level. Residential units authorized rose by 17.6 percent in the period.

         Defense-related expenditures remain very important to Hawaii. About 10,000 personnel have been deployed to Iraq and Afghanistan, with a near-term decline in consumption and retail volume. In the future, however, formation of a Hawaii-based Stryker brigade calls for greater air and ground deployments to Hawaii. In addition, planning, training and supply efforts are beginning for long-term, multi-billion dollar contracts to replace, rebuild and manage military housing on Oahu.

         The state of Hawaii's Department of Business, Economic Development and Tourism recently notched downward its projection for Hawaii's real gross state product by 0.2 percent, to 2.6 percent. The forecast for 2005 remains at 2.4 percent.

         Historically, moderate growth levels, such as these, have proven more sustainable than higher growth, which often creates imbalances among the limited resources in island communities. For A&B, moderate growth also creates opportunities for increasing demand for shipping to Hawaii, as well as for all aspects of real estate activity.

         Management Changes:   The following management changes occurred from
January 1, 2004 through April 23, 2004:

         o Christopher J. Benjamin was promoted to vice president and chief financial officer of A&B effective February 9, 2004. James S. Andrasick held the positions of chief financial officer and treasurer through February 8, 2004 and continues as president and chief executive officer of Matson.

         o Paul W. Hallin was promoted to senior vice president, development of A&B Properties, Inc. effective January 1, 2004.

         o Charles W. Loomis was promoted to associate general counsel of A&B effective February 9, 2004. Mr. Loomis is also vice president of A&B Properties, Inc.

         o Thomas A. Wellman was promoted to vice president, treasurer and controller of A&B effective February 9, 2004.

         o Michael G. Wright was promoted to senior vice president, acquisitions and investments of A&B Properties, Inc. effective January 1, 2004.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2003. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2003.


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


                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on April 22, 2004, the Company's shareholders voted in favor of: (i) the election of nine directors to the Company's Board of Directors, (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors, and
(iii) the approval of an amendment to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan. The number of votes for, against or withheld, as well as the number of abstentions, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

        (i) Election of Directors         For           Withheld     Broker Non-Votes
                                          ---           --------     ----------------

             Michael J. Chun           38,569,799         419,256          0
             Allen Doane               38,519,804         469,251          0
             Walter A. Dods, Jr.       31,447,619       7,541,436          0
             Charles G. King           37,395,294       1,593,761          0
             Constance H. Lau          38,624,062         364,993          0
             Carson R. McKissick       38,277,607         711,448          0
             Maryanna G. Shaw          38,282,053         707,002          0
             Charles M. Stockholm      38,554,116         434,939          0
             Jeffrey N. Watanabe       38,436,966         552,089          0


       (ii)  Ratification of Appoint-     For         Against     Abstain     Broker Non-Votes
                                          ---         -------     -------     ----------------
             ment of Auditors          38,006,274     655,497     327,283             0




      (iii)  Proposal to Approve an       For         Against     Abstain     Broker Non-Votes
                                          ---         -------     -------     ----------------
             Amendment to the 1998
             Stock Option/             32,342,010    1,686,798    654,477        4,305,770
             Stock Incentive Plan


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits

                  4.b.(ii) First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of February 4, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent.

                  10.b.1.(xxxix) Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004.

                  10.b.1.(xiv) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004.

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

         (b)      Reports on Form 8-K

                  A&B furnished a Current Report on Form 8-K dated April 21, 2004 pursuant to Item 12 that attached a press release announcing A&B's financial results for the quarter ended March 31, 2004.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALEXANDER & BALDWIN, INC.
                                           (Registrant)



Date:  April 26, 2004          /s/ Christopher J. Benjanim
                               ------------------------------------------
                                      Christopher J. Benjamin
                               Vice President and Chief Financial Officer



Date:  April 26, 2004          /s/ Thomas A. Wellman
                               ------------------------------------------
                                         Thomas A. Wellman
                               Vice President, Controller and Treasurer



                                  EXHIBIT INDEX


         4.b.(ii) First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of February 4, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent.

         10.b.1.(xxxix) Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004.

         10.b.1.(xiv) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004.

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