Form 10-Q
period 2004-06-30
ALEXANDER & BALDWIN INC
filed 2004-07-28
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
                                                             -------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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


Number of shares of common stock outstanding as of
June 30, 2004:                                                    42,600,149

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the second quarter and first six months of 2004 are presented below, with comparative figures from the 2003 financial statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per share amounts)

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                           2004               2003              2004               2003
                                                           ----               ----              ----               ----
                                                                 (unaudited)                          (unaudited)
Revenue:
    Operating revenue                                    $    377.1         $    314.2        $     720.8        $     587.2
                                                         ----------         ----------        -----------        -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                 295.5              252.2              562.1              476.3
    Selling, general and administrative                        30.9               30.1               62.0               59.9
    Interest                                                    3.2                2.4                6.4                5.0
                                                         ----------         ----------        -----------        -----------
        Total costs and expenses                              329.6              284.7              630.5              541.2
                                                         ----------         ----------        -----------        -----------

Income Before Taxes                                            47.5               29.5               90.3               46.0
    Income taxes                                               18.3               10.8               34.3               16.9
                                                         ----------         ----------        -----------        -----------

Income From Continuing Operations                              29.2               18.7               56.0               29.1

Discontinued Operations (net of income taxes):
    Properties                                                  0.9                4.5                1.2               11.7
                                                         ----------         ----------        -----------        -----------

Net Income                                               $     30.1         $     23.2        $      57.2        $      40.8
                                                         ==========         ==========        ===========        ===========

Basic Earnings Per Share:
    Continuing operations                                $     0.69         $     0.45        $      1.32        $      0.70
    Discontinued operations                                    0.02               0.11               0.03               0.29
                                                         ----------        -----------        -----------        -----------
    Net income                                           $     0.71         $     0.56        $      1.35        $      0.99
                                                         ==========         ==========        ===========        ===========
Diluted Earnings Per Share:
    Continuing operations                                $     0.68         $     0.45        $      1.30        $      0.70
    Discontinued operations                                    0.02               0.11               0.03               0.28
                                                         ----------         ----------        -----------        -----------
    Net income                                           $     0.70         $     0.56        $      1.33        $      0.98
                                                         ==========         ==========        ===========        ===========

Dividends Per Share                                      $    0.225         $    0.225        $     0.450        $     0.450
Average Number of Shares Outstanding                           42.5               41.4               42.4               41.4




See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                             2004               2003               2004               2003
                                                             ----               ----               ----               ----
                                                                   (unaudited)                           (unaudited)


Revenue:
        Ocean transportation                                $    208.1         $    199.3        $     404.6        $     385.4
        Logistics services                                        93.5               57.4              167.6              108.4
    Property Development and Management:
        Leasing                                                   20.4               20.6               41.2               39.7
        Sales                                                     28.3               26.4               68.4               43.1
        Less amounts reported in discontinued
           operations                                             (1.5)             (24.6)              (1.9)             (39.4)
    Food Products                                                 28.9               35.1               42.3               50.0
    Intersegment revenue                                          (0.6)                --               (1.4)                --
                                                            ----------         ----------        -----------        -----------
        Total revenue                                       $    377.1         $    314.2        $     720.8        $     587.2
                                                            ==========         ==========        ===========        ===========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                                $     31.4         $     23.2        $      50.0        $      35.3
        Logistics services                                         2.6                1.4                3.6                1.9
    Property Development and Management:
        Leasing                                                    9.2                9.5               18.7               18.1
        Sales                                                     13.4                6.9               32.4               18.5
        Less amounts reported in discontinued
           operations                                             (1.4)              (7.3)              (1.9)             (18.8)
    Food Products                                                  0.3                2.3                2.9                4.2
                                                            ----------         ----------        -----------        -----------
        Total operating profit                                    55.5               36.0              105.7               59.2
    Interest Expense                                              (3.2)              (2.4)              (6.4)              (5.0)
    General Corporate Expenses                                    (4.8)              (4.1)              (9.0)              (8.2)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations Before
        Income Taxes                                              47.5               29.5               90.3               46.0
    Income Taxes                                                 (18.3)             (10.8)             (34.3)             (16.9)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations                             29.2               18.7               56.0               29.1
    Discontinued Operations (net of income taxes):
        Properties                                                 0.9                4.5                1.2               11.7
                                                            ----------         ----------        -----------        -----------
    Net Income                                              $     30.1         $     23.2        $      57.2        $      40.8
                                                            ==========         ==========        ===========        ===========




See Financial Notes


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)


                                                                   June 30,                December 31,
                                                                     2004                      2003
                                                                     ----                      ----
                                                                 (unaudited)
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                      $      21                 $       6
    Accounts and notes receivable, net                                   182                       160
    Capital Construction Fund                                            100                        --
    Inventories                                                           29                        16
    Real estate held for sale                                             24                        30
    Deferred income taxes                                                 13                        15
    Prepaid expenses and other assets                                     16                        20
                                                                   ---------                 ---------
        Total current assets                                             385                       247
                                                                   ---------                 ---------
Investments                                                               99                        68
                                                                   ---------                 ---------
Real Estate Developments                                                  73                        77
                                                                   ---------                 ---------
Property, at cost                                                      1,887                     1,888
    Less accumulated depreciation and amortization                       843                       809
                                                                   ---------                 ---------
        Property - net                                                 1,044                     1,079
                                                                   ---------                 ---------
Capital Construction Fund                                                 66                       165
                                                                   ---------                 ---------
Other Assets                                                             119                       124
                                                                   ---------                 ---------

        Total                                                      $   1,786                 $   1,760
                                                                   =========                 =========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt            $     115                 $      15
    Accounts payable                                                      95                        95
    Other                                                                103                        73
                                                                   ---------                 ---------
        Total current liabilities                                        313                       183
                                                                   ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                       198                       330
    Deferred income taxes                                                344                       356
    Post-retirement benefit obligations                                   44                        44
    Other                                                                 37                        36
                                                                   ---------                 ---------
        Total long-term liabilities                                      623                       766
                                                                   ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                         35                        35
    Additional capital                                                   126                       112
    Deferred compensation                                                 (2)                       --
    Accumulated other comprehensive loss                                  (6)                       (8)
    Retained earnings                                                    708                       684
    Cost of treasury stock                                               (11)                      (12)
                                                                   ---------                 ---------
        Total shareholders' equity                                       850                       811
                                                                   ---------                 ---------

        Total                                                      $   1,786                 $   1,760
                                                                   =========                 =========

See Financial Notes



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                         2004                2003
                                                                         ----                ----
                                                                                  (unaudited)

Cash Flows from Operating Activities                                   $      84           $      61
                                                                       ---------           ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                     (24)                (19)
    Proceeds from disposal of property and other assets                       20                   5
    Capital Construction Fund, net                                            --                  (2)
    Investments, net                                                         (22)                 (2)
                                                                       ---------           ---------
        Net cash used in investing activities                                (26)                (18)
                                                                       ---------           ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                  4                 115
    Payments of long-term debt                                               (35)               (128)
    Proceeds from issuances of capital stock                                   9                   3
    Repurchase of capital stock                                               (2)                 --
    Dividends paid                                                           (19)                (19)
                                                                       ---------           ---------
        Net cash used in financing activities                                (43)                (29)
                                                                       ---------           ---------

Net Increase in Cash and Cash Equivalents                              $      15           $      14
                                                                       =========           =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                          $      (7)          $      (5)
    Income taxes paid, net of refunds                                        (30)                (11)

Other Non-cash Information:
    Depreciation expense                                                      40                  35
    Tax-deferred property sales                                                1                  34
    Tax-deferred property purchases                                           --                 (11)
    Debt assumed in real estate acquisition                                   --                  15
    Assets conveyed to joint venture                                          --                  28





See Financial Notes

Financial Notes
(Unaudited)

(1) The Condensed Consolidated Balance Sheet as of June 30, 2004, the Condensed Consolidated Statements of Income for the six months ended June 30, 2004 and 2003, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003 are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2003 estimated effective income tax rate differs from the statutory rate, due primarily to tax credits.

(3) Commitments and Contingencies: Commitments, excluding operating lease commitments, that were in effect at June 30, 2004, included the following (in millions):

                Vessel purchase                          (a)      $  105
                Guarantee of Hokua debt                  (b)      $   18
                Guarantee of Sea Star debt               (c)      $   11
                Guarantee of HS&TC debt                  (d)      $   15
                Standby letters of credit                (e)      $   17
                Bonds                                    (f)      $   13
                Benefit plan withdrawal obligations      (g)      $   65

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                (a) Matson Navigation Company, Inc. ("Matson") has an agreement with Kvaerner Philadelphia Shipyard Inc., to purchase a container ship ("Maunawili"). The Company expects to take delivery of the ship during the third quarter of 2004 for a total project cost of approximately $105 million. The cost of the Maunawili is expected to be funded with a combination of cash from the Capital Construction Fund, the issuance of new debt, and operations. No significant payment is required until acceptance and delivery of the Maunawili. No obligation is recorded on the financial statements because conditions necessary to record either a liability or an asset have not been met.

                (b) At June 30, 2004, A&B Properties, Inc. ("Properties") had guaranteed $2.5 million of the $12 million component of a $130 million construction loan agreement that was entered into by Hokua Development Group LLC ("Hokua"), a limited liability company in which the Company is an investor. The $12 million component was used by Hokua to acquire the land that is being developed. This guarantee terminates upon the initial funding of the balance of the construction loan. This funding is expected to begin toward the end of 2004. Properties would be called upon to honor this guarantee in the event that the construction loan is not funded.

                        Properties also has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934.

                (c) Matson has guaranteed $11 million of the debt of Sea Star Line, LLC ("Sea Star," a business in which Matson holds a minority interest investment) and would be required to perform under the guarantee should Sea Star be unable to meet its obligations. It is expected that the guarantee will be further reduced, over time by scheduled repayments of the debt by Sea Star.

                        Subsequent to the 2004 second quarter-end, a member of Sea Star has advised Matson that it intends to exercise its option to purchase, during the third quarter of 2004, Matson's 19.5 percent interest in Sea Star for an amount that approximates Matson's recorded investment in Sea Star. As described above, Matson guarantees
                        $11 million of the Sea Star debt. When this option is exercised, and subject to the lender's approval, Matson will be relieved of its guarantee obligation.

                (d) The Company guarantees up to $15 million of a $30 million revolving credit line of Hawaiian Sugar & Transportation Cooperative's ("HS&TC," a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member). That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus the lesser of 90 percent or $16 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of June 30, 2004, the amount drawn was $8 million. The Company has not recorded any liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

                (e) The Company has arranged for standby letters of credit totaling $17 million. This includes letters of credit, totaling approximately $12 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by employees of C&H Sugar Company, Inc. ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest), under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003. C&H has advised the Company that it is unable to provide a replacement security deposit. Until C&H meets this contractual obligation, the Company will not be released from this letter of credit. The remaining letters of credit, totaling $2 million, are for routine operating matters.

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

                (g) The withdrawal liabilities for multi-employer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate the termination of any of the aforementioned plans.

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

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the three and six months ended June 30, 2004 and 2003 would have been as follows (in millions, except per share amounts):

                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2004             2003              2004             2003
Net Income:
  As reported                                        $   30.1         $   23.2         $   57.2          $   40.8
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects                  (0.3)            (0.3)            (0.6)             (0.6)
                                                     --------         --------         --------          --------
  Pro forma                                          $   29.8         $   22.9         $   56.6          $   40.2
                                                     ========         ========         ========          ========

Net Income Per Share:
  Basic, as reported                                 $   0.71         $   0.56         $   1.35          $   0.99
  Basic, pro forma                                   $   0.70         $   0.55         $   1.33          $   0.97
  Diluted, as reported                               $   0.70         $   0.56         $   1.33          $   0.98
  Diluted, pro forma                                 $   0.69         $   0.55         $   1.32          $   0.97

Effect on average shares outstanding
of assumed exercise of stock options
(in millions of shares):
Average number of shares
  Outstanding                                            42.5             41.4             42.4              41.4
Effect of assumed exercise of
 outstanding stock options                                0.6              0.2              0.6               0.2
                                                     --------         --------         --------          --------
Average number of shares
 outstanding after assumed exercise
 of outstanding stock options                            43.1             41.6             43.0              41.6
                                                     ========         ========         ========          ======== `



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

         Discontinued operations were as follows (in millions):

                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2004             2003              2004             2003
Discontinued Operations (net of tax)
   Sales of Assets                                   $    0.7         $    4.1         $    1.0          $   10.5
   Leasing Operations                                     0.2              0.4              0.2               1.2
                                                     --------         --------         --------          --------
     Total                                           $    0.9         $    4.5         $    1.2          $   11.7
                                                     ========         ========         ========          ========

(6) Other Comprehensive Income for the three and six months ended June 30, 2004 and 2003 were as follows, (in millions):

                                                          Quarter Ended                    Six Months Ended
                                                             June 30                            June 30
                                                             -------                            -------
                                                      2004             2003              2004             2003

Net Income                                           $   30.1         $   23.2         $   57.2          $   40.8
Other Comprehensive Income (Loss):
  Change in valuation of derivative                       2.5             (3.0)             1.5              (3.5)
  Company's share of investee's
     minimum pension liability
     adjustment                                           --               --               --               (7.2)
                                                     --------         --------         --------          --------
 Comprehensive Income                                $   32.6         $   20.2         $   58.7          $   30.1
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


         The Components of Net Periodic Benefit Cost for the second quarters of 2004 and 2003 were as follows (in millions):

                                                                 Pension Benefits                Post-retirement Benefits
                                                                 ----------------                ------------------------
                                                              2004               2003              2004            2003
                                                              ----               ----              ----            ----
         Service Cost                                       $    1.6           $    1.6           $    0.2       $     0.2
         Interest Cost                                           4.0                4.8                0.8             0.7
         Expected Return on Plan Assets                         (5.7)              (5.5)                --              --
         Amortization of Prior Service Cost                      0.1                1.1                 --              --
         Amortization of Net (Gain) Loss                         0.5                1.6                0.1             0.1
                                                            --------           --------           --------       ---------
         Net Periodic Benefit Cost                          $    0.5           $    3.6           $    1.1       $     1.0
                                                            ========           ========           ========       =========

         The Components of Net Periodic Benefit Cost for the first half of 2004 and 2003 were as follows (in millions):

                                                                 Pension Benefits                Post-retirement Benefits
                                                                 ----------------                ------------------------
                                                              2004               2003              2004            2003
                                                              ----               ----              ----            ----
         Service Cost                                       $    3.1           $    3.2           $    0.4       $     0.3
         Interest Cost                                           7.9                9.6                1.4             1.5
         Expected Return on Plan Assets                        (11.4)             (11.0)                --              --
         Amortization of Prior Service Cost                      0.2                2.1                 --              --
         Amortization of Net (Gain) Loss                         1.0                3.3                0.3             0.2
                                                            --------           --------           --------       ---------
         Net Periodic Benefit Cost                          $    0.8           $    7.2           $    2.1       $     2.0
                                                            ========           ========           ========       =========

         As previously disclosed, the Company still expects to contribute approximately $5 million to its pension plan in September 2004. Total year 2004 pension expense is expected to be approximately $2 million.

(8) Significant Event: During the third quarter of 2004, Matson intends to repay $100 million of commercial paper notes and to retire the commercial paper program. Consistent with this intent, this amount has been classified as current at quarter-end. Concurrently, Matson intends to withdraw $100 million from the Capital Construction Fund and has, consistent with this intent, reclassified $100 million of CCF as a current asset at quarter-end. Matson also intends to terminate a $25 million short-term revolving credit facility that served as a liquidity back-up line. No amounts are outstanding under this back-up line.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

                1)  economic conditions in Hawaii and elsewhere;
                2)  market demand;
                3) competitive factors, such as the possible entrance of a new competitor in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
                4) renewal or replacement of significant agreements including, but not limited to, lease agreements and Matson's alliance and charter agreement with American President Lines, Ltd.;
                5) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
                6) availability of water for irrigation and to support real estate development;
                7)  performance of unconsolidated affiliates and ventures;
                8) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
                9)  significant fluctuations in fuel prices;
               10) vendor and labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
               11) risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations.
               12) resolution of tax issues with the IRS or state tax authorities;
               13)  performance of pension assets;
               14) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
               15)  acts of war and terrorism;
               16)  risks associated with current or future litigation; and
               17) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME


---------------------------------------------------------------------------------------------------------
                                                              Quarter Ended June 30
---------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share)          2004                 2003                 Change
---------------------------------------------------------------------------------------------------------
Revenue                                        $   377.1            $   314.2                 20%
Net income                                     $    30.1            $    23.2                 30%


Consolidated revenue of $377.1 million for the second quarter of 2004 increased $62.9 million, or 20 percent, compared with the second quarter of 2003. This increase was due principally to $36.1 million growth in Matson Integrated Logistics revenue, $8.8 million higher revenue for ocean transportation revenue, $1.9 million higher revenue from real estate sales, $23.1 million of lower amounts reported as discontinued operations (discontinued operations are a reduction in reported operating revenue), partially offset by $6.2 million lower revenue in food products. The reasons for the revenue growth are described below in Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $295.5 million for the second quarter of 2004 increased $43.3 million, or 17 percent, compared with the second quarter of 2003 due to higher purchased transportation services at the Matson Integrated Logistics business and the sales of higher cost-basis real-estate in 2004, partially offset by lower cost of sugar sales due to lower production. Additional information about operating expenses is contained in the Analysis of Operating Revenue and Profit.

Selling, general and administrative costs were three percent higher than the second quarter of 2003 due to higher consulting costs for Sarbanes-Oxley section 404 readiness, performance based incentive accruals, and salary increases, partially offset by lower pension costs and lower administrative costs at Matson. Higher interest expense reflects the cost of the new vessel financing. Income taxes were higher than the second quarter of 2003 due to higher pre-tax income and a higher effective tax rate.


---------------------------------------------------------------------------------------------------------
                                                             Six Months Ended June 30
---------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share)          2004                 2003                 Change
---------------------------------------------------------------------------------------------------------
Revenue                                        $   720.8            $   587.2                23%
Net income                                     $    57.2            $    40.8                40%


Consolidated revenue of $720.8 million for the first half of 2004 increased $133.6 million, or 23 percent compared with the first half of 2003. This increase was due principally to $59.2 million growth in Matson Integrated Logistics revenue, $19.2 million higher revenue for ocean transportation revenue, $25.3 million higher revenue from real estate sales, $37.5 million of lower amounts reported as discontinued operations, offset by $7.7 million lower revenue in food products. The reasons for the revenue growth are described below in Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $562.1 million for the first half of 2004 increased $85.8 million, or 18 percent, compared with the first half of 2003 for the same reasons cited for the second quarter increase. Additional information about operating expenses is contained in the Analysis of Operating Revenue and Profit.

Selling, general and administrative costs of $62 million were $2.1 million, or
3.5 percent higher, than the first half of 2003 for the same reasons cited for the second quarter increase. Higher interest expense reflects the cost of the new vessel financing. Income taxes were higher than the first half of 2003 due to higher pre-tax income and a higher effective tax rate.

Additional information about the revenue and profits of the Company are provided in the segment discussion below. Because the Company operates in five different segments, the review of segment operations provides an important perspective on the financial results for the Company.

RESULTS OF SEGMENT OPERATIONS
Transportation - Ocean Transportation


----------------------------------------------------------------------------------------------------
                                                          Quarter Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   208.1            $   199.3                4%
Operating profit                           $    31.4            $    23.2               35%
----------------------------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers                           40,400               39,900                1%
  Hawaii automobiles                          41,600               41,600                --
  Guam containers                              4,300                4,600               -7%
----------------------------------------------------------------------------------------------------

Ocean Transportation revenue of $208.1 million for the second quarter of 2004 was $8.8 million, or four percent, higher than the second quarter of 2003. Of this increase, approximately $6.8 million was due to improved yields and cargo mix, $1.9 million was due to increases in the bunker fuel surcharge and $1.1 million was due to higher container volume, partially offset by $1 million from a non-recurring charter in 2003. Container volume was one percent higher than the second quarter of 2003 reflecting a return to normalized shipments of consumer goods and modestly increasing growth in construction related products. This was especially seen in the shipments of Hawaii-bound cargo, which showed four percent higher growth than the second quarter of 2003.

Operating profit of $31.4 million was $8.2 million, or 35 percent, better than the second quarter of 2003. This was primarily the result of $6.8 million from favorable yields, $3.4 million for the non-recurrence of a 2003 excise tax accrual, $0.7 million from higher container volume and $2.7 million of lower administrative and employee benefit costs, partially offset by $2.3 million higher vessel operating expenses and depreciation and $1 million of higher other operating expenses. The remaining $2.1 million was comprised primarily of higher cargo handling costs and gains on disposal of assets in 2003. The bunker fuel surcharge did not contribute materially to operating profit since this is a cost stabilization mechanism.

During the 2004 second quarter, Matson initiated a new roll-on-roll-off service from the Big Island of Hawaii to the U.S. West Coast. This service is expected to directly benefit customers in cattle and nursery businesses by reducing transit times.

Effective June 6, 2004, Matson increased its Guam service rates by $125 per container and $25 per vehicle to help defray terminal handling costs associated with that service. Also effective on June 6th, Matson increased its West Coast terminal handling charge by $25 per container and by $5 per automobile.


----------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   404.6            $   385.4                5%
Operating profit                           $    50.0            $    35.3               42%
----------------------------------------------------------------------------------------------------
Volume (Units):
  Hawaii containers                           80,100                78,900               2%
  Hawaii automobiles                          77,900                79,100              -2%
  Guam containers                              8,800                 9,000              -2%
----------------------------------------------------------------------------------------------------

Ocean Transportation revenue of $404.6 million for the first half of 2004 was $19.2 million, or five percent, higher than the first half of 2003. Of this increase, approximately $13 million was due to improved yields and cargo mix, $3.8 million was due to increases in the bunker fuel surcharge and $3 million was due to higher container volume. As with the second quarter, higher container volume reflects a return to normalized shipments of consumer goods, increasing growth in construction related products and a steadily improving Hawaii economy. Hawaii-bound cargo showed four percent growth for the first half of 2004 compared with the first half of 2003.

Operating profit of $50 million was $14.7 million, or 42 percent, better than the first half of 2003. This was primarily the result of $13 million from favorable yields, $3.4 million for the non-recurrence of a 2003 excise tax accrual, $1.8 million from higher container volume, and $4.5 million of lower administrative and employee benefit costs, partially offset by $5 million higher vessel operating expenses and depreciation, $1.4 million of higher cargo handling costs and $1.2 million of lower interest income.

For the second half of 2004, labor and operating costs are expected to increase modestly.

Transportation - Logistics Services


----------------------------------------------------------------------------------------------------
                                                          Quarter Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   93.5             $   57.4                63%
Operating profit                           $    2.6             $    1.4                86%
----------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $  167.6             $  108.4                55%
Operating profit                           $    3.6             $    1.9                89%
----------------------------------------------------------------------------------------------------

Revenue and operating profit growth for the second quarter and first half of 2004 for the integrated logistics services business was mainly the result of increased customer volume, in large part due to an acquisition in late 2003. This acquisition is discussed in Items 7 and 8 of the Company's 2003 Form 10-K. Also contributing was unit growth in all business lines--domestic, international and highway.

The revenue for integrated logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation for that cargo. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

Property Development and Management - Leasing


----------------------------------------------------------------------------------------------------
                                                          Quarter Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                     $   20.4             $   20.6               -1%
Operating profit                            $    9.2             $    9.5               -3%
----------------------------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                     94%                  96%                 -2%
  Hawaii                                       90%                  90%                  --
----------------------------------------------------------------------------------------------------

Property leasing revenue for the second quarter of 2004 was one percent less than the amounts reported for the second quarter of 2003. Lower occupancies for the mainland commercial leasing portfolio were nearly offset by higher contributions from replacement property acquired after the 2003 second quarter. Lower operating profit was mainly due to additional maintenance expense to repair the siding on a commercial building.


----------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                     $   41.2             $   39.7               4%
Operating profit                            $   18.7             $   18.1               3%
----------------------------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                    94%                  92%                  2%
  Hawaii                                      90%                  90%                  --
----------------------------------------------------------------------------------------------------

Property leasing revenue and operating profit growth for the first half of 2004 was the result of higher occupancies for the mainland commercial leasing portfolio and higher contributions from replacement property acquired since the 2003 first quarter.

Property Development and Management - Sales


----------------------------------------------------------------------------------------------------
                                                          Quarter Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   28.3             $   26.4                 7%
Operating profit                           $   13.4             $    6.9                94%
----------------------------------------------------------------------------------------------------

Sales during the second quarter of 2004 included 13 Maui and Oahu commercial properties for $8.9 million, three residential development parcels for $13.8 million, one office condominium floor for $1 million, and five residential properties for $4.3 million. Second quarter results also included $1.3 million for the company's share of earnings in three real estate joint ventures.

By comparison, sales during the second quarter of 2003 included a commercial property in Nevada for $23.5 million, and three residential properties for $2.1 million. Operating profit for 2003 also included the Company's share of earnings in two real estate joint ventures of $1 million.


----------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30
----------------------------------------------------------------------------------------------------
 (dollars in millions)                       2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   68.4             $   43.1                59%
Operating profit                           $   32.4             $   18.5                75%
----------------------------------------------------------------------------------------------------

Sales during the first half of 2004 included 30 Maui and Oahu commercial properties for $21.1 million, three residential development parcels for $13.8 million, 8.5 office condominium floors for $9.8 million, and 28 residential properties for $23.2 million. Operating profit for 2004 also included the Company's share of earnings in three real estate joint ventures of $2.1 million.

By comparison, sales during the first half of 2003 included a commercial property in Nevada for $23.5 million, ten commercial properties for $15.4 million, and eight residential properties for $3.7 million. Operating profit for 2003 also included the Company's share of earnings in two real estate joint ventures of $2.2 million.

Property sales for the second half of 2004 are not expected to continue at the pace of the first half of the year. Although the Company continues to pursue the sales of inventoried and income producing properties, a significant portion of the sales expected to close during 2004 took place in the first half of the year.

The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

Property Development and Management - Discontinued Operations


------------------------------------------------------------------------------------------------------------------
                                               Quarter Ended June 30             Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)            2004                 2003          2004                 2003
------------------------------------------------------------------------------------------------------------------
Sales revenue                              $    1.1             $   23.5      $    1.1             $   36.9
Leasing revenue                            $    0.4             $    1.1      $    0.8             $    2.5
Sales operating profit                     $    1.1             $    6.6      $    1.5             $   17.0
Leasing operating profit                   $    0.3             $    0.7      $    0.4             $    1.8
------------------------------------------------------------------------------------------------------------------

Discontinued operations for the second quarter and first half of 2004 included the sale, for $1 million, of a Maui property and the operating results of an Ontario, California commercial property that the Company intends to sell.

During the second quarter of 2003, the operating results and the proceeds from the sale of a Reno, Nevada property was included in discontinued operations. In addition to the property sales noted above, discontinued operations for the first half of 2003 included the proceeds from the sales of five commercial properties on Maui.

Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued.


Food Products


----------------------------------------------------------------------------------------------------
                                                          Quarter Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   28.9             $   35.1                -18%
Operating profit                           $    0.3             $    2.3                -87%
----------------------------------------------------------------------------------------------------
Tons sugar produced                          53,200               68,900                -23%
----------------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30
----------------------------------------------------------------------------------------------------
(dollars in millions)                        2004                 2003                Change
----------------------------------------------------------------------------------------------------
Revenue                                    $   42.3             $   50.0                -15%
Operating profit                           $    2.9             $    4.2                -31%
----------------------------------------------------------------------------------------------------
Tons sugar produced                        64,900               87,600                  -26%
----------------------------------------------------------------------------------------------------

Food products revenue and operating profit declined for both the second quarter and first half of 2004 compared with 2003 due mainly to lower sugar production and sales prices that were about seven percent below 2003. Lower sugar production for 2004 was due to wet field conditions and unburnt, or poorly burnt, cane that affected harvesting and processing conditions adversely. Certain areas of the Maui sugar plantation had over 50 inches of rain over a sustained period, so harvesting was impeded significantly for those areas. Quarterly fluctuations in sales and operating profit are normal for this business due to commodity sugar prices, weather, production and other seasonality factors.

The Company's sugar business uses a standard cost system for determining cost of sales. As total-year production and cost estimates change, the standard cost per ton is adjusted to reflect those changes. During the second quarter of 2004 the cost of crop was increased by three percent to reflect lower total-year production estimates.

Operating profit for both the second quarter and first half of 2004 compared with 2003 benefited from higher electrical power sales with both volume and price increases that were 21 percent over 2003. In addition, stronger food-grade sugar and roasted coffee sales helped the second quarter and first half results. The benefit of these factors was more than offset by lower production and sales prices for raw sugar.

As discussed in the first quarter Form 10-Q, the full-year 2004 operating profit for Food Products is expected to be less than the amounts reported last year due to lower raw sugar production and continuing low sugar prices. 2004 production could drop from between five to seven percent below the 206,000 tons produced in 2003. Combined with lower sugar prices, and in spite of cost reduction efforts that have been initiated, this will significantly erode the first half operating profit.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $636 million at June 30, 2004, an increase of $91 million from December 31, 2003. The increase was due primarily to $41 million of higher balances available under variable rate debt facilities, $22 million of higher receivable balances, $15 million of higher cash balances, and $14 million of higher sugar and coffee inventory balances. Inventory balances were the result of normal business seasonality. Cash balances were higher than 2003 year-end due to receivable collections, business growth, timing of capital expenditures, and lower short-term debt balances that could be paid down prior to quarter-end.

Balance Sheet: Working capital was $72 million at June 30, 2004, an increase of $8 million from the balance carried at the end of 2003. The higher working capital was due primarily to higher accounts receivable, cash and inventory balances partially offset by higher taxes payable, other accrued current liabilities and lower balances in real estate held for sale. Real estate held for sale declined during the first half mainly due to the sales of office condominium units.

Long-term Debt, including commercial paper and other amounts classified as current, totaled $313 million at June 30, 2004 compared with a balance of $345 million at December 31, 2003. This $32 million decrease was due principally to normal debt repayments. The weighted average interest rate for the Company's outstanding borrowings at June 30, 2004 was approximately 4%.

A $50 million private shelf agreement, under which Matson had already borrowed $15 million, expired in June 2004. Matson amended the agreement to $65 million, $15 million of which was outstanding, and extended the agreement for three years.

As noted previously, Matson expects to take delivery of a new vessel, the MV Maunawili in the third quarter of 2004. Matson currently intends to finance the MV Maunawili with $55 million of U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. Approximately $46 million is expected to be funded through the Company's Capital Construction Fund and the remaining $4 million will be funded through operating cash flows.

During the third quarter of 2004, Matson intends to repay $100 million of commercial paper notes and to retire the commercial paper program. Consistent with this intent, this amount has been classified as current at quarter-end. Concurrently, Matson intends to withdraw $100 million from the Capital Construction Fund and has, consistent with this intent, reclassified $100 million of CCF as a current asset at quarter-end. Matson also intends to terminate a $25 million short-term revolving credit facility that served as a liquidity back-up line. No amounts are outstanding under this back-up line.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities was $84 million for the first half of 2004, compared with Cash Flows from Operating Activities of $61 million for the first half of 2003. The higher cash flow was due to better operating results, the sales of real estate classified as Real Estate Held for Sale and fluctuations in other working capital balances. During the first half of 2004, the Company invested approximately $20 million into the Hokua joint venture, in which the Company has a 50 percent voting interest.

For the first half of 2004, capital expenditures totaled $24 million compared with $19 million for the first half of 2003. These expenditures were primarily for normal operations and did not include re-investment of proceeds from tax-deferred sales into new income producing property.

Tax-Deferred Real Estate Exchanges: Sales - During the first half of 2004, the Company recorded, on a tax-deferred basis, the sale of one property for $1 million. During the first quarter of 2004, a $4 million property sale had been completed and reported as a tax-deferred transaction; however, during the second quarter the Company was unable to complete the purchase of the identified replacement property and the amount was included in cash flows from investing activities during the second quarter. During the first half of 2003, the Company recorded, on a tax-deferred basis, $37 million of sales. The proceeds from tax-deferred sales are held in escrow, but are available for reinvestment in replacement property.

Purchases - No property was purchased during the first half of 2004 using the proceeds from tax-deferred sales. During the first half of 2003, the company utilized $15 million of tax-deferred funds to acquire new income-producing property.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies in effect at the end of the second quarter is described in Note (3) to the financial statements of Item 1.

OTHER MATTERS

Charter Agreement: Matson and American President Lines, Ltd. ("APL") are parties to a Successor Alliance Slot Hire and Time Charter Agreement ("APL Agreement") that expires in February 2006. The APL Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to the APL Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each C-9 vessel as well as two additional APL vessels for Matson's exclusive use. Matson's annual time charter revenues arising from the APL Agreement are approximately $35 million, and Matson generates substantial additional revenues from its Guam trade. Taken together, such revenues contribute a significant portion of the Ocean Transportation segment's total operating profit. Based on discussions with APL in late June 2004, Matson currently believes that the APL Agreement will not be renewed in its present form after February 2006, and any new or revised agreement with APL, if a new or revised agreement is entered into with APL, would be on terms substantially less favorable to Matson. Regardless of whether an agreement is entered into with APL, Matson will continue serving the Guam market after February 2006, and Matson intends to pursue operating changes in that market and its Hawaii service in order to optimize service and profitability. For example, regardless of whether there is an agreement with APL after February 2006, it is Matson's present intention to redeploy the three C-9 vessels in its Hawaii service, replacing smaller, less cost-efficient vessels.

Although it is too early to estimate with certainty the financial implications of alternative service arrangements being explored by Matson, any such alternative is not expected to substitute fully for the operating profit contribution of the current APL alliance arrangement. Due substantially to the termination of the charter arrangement with APL described above, Matson currently estimates that an annual operating profit reduction of $10 to $20 million, and possibly higher during the transition period following the agreement's expiration, can be expected. With over 18 months remaining before the APL Agreement's expiration, Matson is focused on developing an optimal successor service to the current APL Guam arrangement.

Unrelated to the Guam service, Matson intends to further moderate the estimated reduction in operating profit in the Guam service described above through a combination of cost reductions, organic growth, acquisitions, and yield management initiatives.

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

During the second quarter of 2004, the Company and Brookfield Homes Corporation (NYSE:BHS, "Brookfield") formed MLR Golf Partners LLC ("MLR"), a limited liability corporation in which the Company and Brookfield are equal partners. During the second quarter, the Company contributed $3 million to MLR and MLR purchased a 30.5 acre parcel at the Mauna Lani Resort on the island of Hawaii. MLR plans to build residential units on the site.

Port Security: New security regulations for U.S. ports became effective, pursuant to the Maritime Transportation Security Act (MSTA), on July 1, 2004. These regulations require that vessels and port facilities provide security enhancements to better control access to terminals and ports. Matson's terminal facility at its Honolulu Sand Island port and the U.S. west coast terminals that are operated by Stevedore Services of America Terminals (in which Matson is a minority partner) are compliant with the new regulations.

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

New and Proposed Accounting Standards: Information about the impacts of newly issued accounting standards are discussed in Item 2 of the Company's Form 10-Q for the quarter ended March 31, 2004 and in Item 8 of the Company's Form 10-K for the year ended December 31, 2003.

Economic Conditions: In spite of high oil and petroleum product prices and the first upwards step in U.S. interest rates, Hawaii's economy continues to grow strongly. If anything, the sustained strength in Hawaii's housing markets and construction has spread now to other sectors. Moreover, some concerns about the State's most important external "drivers," especially the pace and duration of a U.S. recovery and Japan's progress, have been removed, or at least lessened substantially, since last quarter.

Visitors from the U.S. mainland continue to travel to Hawaii in moderately larger numbers. In the past few months, Japanese visitor statistics also have improved markedly on a year-over-year basis, reflecting the anniversary of SARS fears and the Iraq conflict. Even with this welcome improvement, Japanese visitor totals still remain well below 2000 levels.

Although some locally based Army units have deployed overseas, new basings here of a Stryker brigade and C-17 aircraft will provide a stimulus both through advance construction and the arrival of troops and dependents. In addition, no matter what happens to interest rates and private sector housing activity, there will be substantial stimulus to construction associated with military housing renovation projects just getting started.

Combining these factors, the outlook is good for continued job growth, low unemployment (already under four percent) and real personal income growth. The only downside apparent is an inevitable, but moderate, rise in inflationary pressures from the high energy and housing costs.

Management Changes: Effective on June 14, 2004, Yolanda V. Gonzalez joined Matson Navigation Company as vice president, human resources at Oakland headquarters.

Effective July 1, 2004, Diane M. Shigeta was promoted to vice president of A&B Properties, Inc.

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

    (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
-----------------------------------------------------------------------
         EQUITY SECURITIES
         -----------------

                      Issuer Purchases of Equity Securities

-------------------------------------------------------------------------------------------------------------------------------
                                                                                 Total Number of          Maximum Number
                                                                               Shares Purchased as        of Shares that
                                                                                Part of Publicly       May Yet Be Purchased
                                Total Number of           Average Price          Announced Plans          Under the Plans
          Period               Shares Purchased          Paid per Share            or Programs              or Programs

-------------------------------------------------------------------------------------------------------------------------------
    April 1 - 30, 2004             2,118 (1)                 $34.97                    --                       --
-------------------------------------------------------------------------------------------------------------------------------
    May 1 - 31, 2004              76,200                     $29.95                76,200 (2)              1,923,800 (2)
-------------------------------------------------------------------------------------------------------------------------------
    June 1 - 30, 2004              5,364 (1)                 $32.75                    --                       --
-------------------------------------------------------------------------------------------------------------------------------

(1) Represents shares accepted in satisfaction of the exercise price of stock options and tax withholding obligations upon option exercises.

(2) As previously announced on December 16, 2002, the A&B Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock under the Alexander & Baldwin, Inc. Share Repurchase Program. The Program expires on December 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

         (a)      Exhibits
                  --------

                  10.a.(xxiv) First Amendment to the Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001.

                  10.b.1.(xvi) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004.

                  10.b.1.(xxxix) Schedule to Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000.

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


         (b)      Reports on Form 8-K
                  -------------------

                  A&B furnished a Current Report on Form 8-K dated July 27, 2004 pursuant to Item 12 that attached a press release announcing A&B's financial results for the quarter ended June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ALEXANDER & BALDWIN, INC.
                                          (Registrant)



Date:  July 27, 2004                /s/ Christopher J. Benjamin
                              ------------------------------------------
                                        Christopher J. Benjamin
                              Vice President and Chief Financial Officer



Date:  July 27, 2004                /s/ Thomas A. Wellman
                              ------------------------------------------
                                         Thomas A. Wellman
                                   Vice President and Controller

                                  EXHIBIT INDEX


         10.a.(xxiv) First Amendment to the Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001.

         10.b.1.(xvi) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004.

         10.b.1.(xxxix) Schedule to Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000.

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