Form 10-Q
period 2004-09-30
ALEXANDER & BALDWIN INC
filed 2004-11-01
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
                                                             ------------------
                                       OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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


Number of shares of common stock outstanding as of
September 30, 2004:                                                  42,662,182

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 2004 are presented below, with comparative figures from the 2003 financial statements. These financial statements are unaudited.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                           2004               2003              2004              2003
                                                           ----               ----              ----              ----
Revenue:
    Operating revenue                                 $     384.2       $      316.3        $   1,105.0      $     903.5
                                                      ------------      ------------        -----------      -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                310.1             253.4              872.2            729.6
    Selling, general and administrative                       31.3              26.6               93.3             86.5
    Interest                                                   3.1               3.1                9.5              8.1
                                                      ------------      ------------        -----------      -----------
        Total costs and expenses                             344.5             283.1              975.0            824.2
                                                      ------------      ------------        -----------      -----------

Income Before Taxes                                           39.7              33.2              130.0             79.3
    Income taxes                                              15.1              11.7               49.4             28.6
                                                      ------------      ------------        -----------      -----------

Income From Continuing Operations                             24.6              21.5               80.6             50.7

Discontinued Operations (net of income taxes):
    Properties                                                 0.2               0.2                1.4             11.8
                                                      ------------      -------------       -----------      -----------

Net Income                                            $       24.8      $       21.7        $      82.0      $      62.5
                                                      ============      ============        ===========      ===========

Basic Earnings Per Share:
    Continuing operations                             $       0.58      $       0.52        $      1.90      $      1.22
    Discontinued operations                                     --                --               0.03             0.29
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.58      $       0.52        $      1.93      $      1.51
                                                      ============      ============        ===========      ===========

Diluted Earnings Per Share:
    Continuing operations                             $       0.58      $       0.52        $      1.88      $      1.22
    Discontinued operations                                     --               --                0.03             0.28
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.58      $       0.52        $      1.91      $      1.50
                                                      ============      ============        ===========      ===========

Dividends Per Share                                   $      0.225      $      0.225        $     0.675      $     0.675
Average Number of Shares Outstanding                          42.5              41.6               42.5             41.5





See Notes to Condensed Consolidated Financial Statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                             2004               2003               2004               2003
                                                             ----               ----               ----               ----

Revenue:
    Transportation:
        Ocean transportation                            $      215.0       $      191.6       $        619.6     $        577.0
        Logistics services                                      99.5               60.8                267.1              169.2
    Property Development and Management:
        Leasing                                                 20.9               20.3                 62.1               60.0
        Sales                                                   11.6               10.4                 80.0               53.5
        Less amounts reported in discontinued
           operations                                           (0.4)              (0.4)                (2.3)             (39.8)
    Food Products                                               38.3               33.6                 80.6               83.6
    Inter-segment Revenue                                       (0.7)               --                  (2.1)                --
                                                        ------------       ------------       --------------     --------------
        Total revenue                                   $      384.2       $      316.3       $      1,105.0     $        903.5
                                                        ============       ============       ==============     ==============

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                            $       33.0       $       25.1       $         83.0     $         60.4
        Logistics services                                       2.2                1.4                  5.8                3.3
    Property Development and Management:
        Leasing                                                 10.1                9.1                 28.8               27.2
        Sales                                                    2.5                2.6                 34.9               21.1
        Less amounts reported in discontinued
           operations                                           (0.3)              (0.3)                (2.2)             (19.0)
    Food Products                                                0.6                0.4                  3.5                4.6
                                                        ------------       ------------       --------------     --------------
        Total operating profit                                  48.1               38.3                153.8               97.6
    Interest Expense                                            (3.1)              (3.1)                (9.5)              (8.1)
    General Corporate Expenses                                  (5.3)              (2.0)               (14.3)             (10.2)
                                                        ------------       ------------       --------------     --------------
    Income From Continuing Operations Before
        Income Taxes                                            39.7               33.2                130.0               79.3
    Income Taxes                                               (15.1)             (11.7)               (49.4)             (28.6)
                                                        ------------       ------------       --------------     --------------
    Income From Continuing Operations                           24.6               21.5                 80.6               50.7
    Discontinued Operations (net of income taxes):
        Properties                                               0.2                0.2                  1.4               11.8
                                                        ------------       ------------       --------------     --------------
    Net Income                                          $       24.8       $       21.7       $         82.0     $         62.5
                                                        ============       ============       ==============     ==============




See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                       ----               ----
                               ASSETS
Current Assets:
    Cash and cash equivalents                                      $        35          $       6
    Accounts and notes receivable, net                                     180                160
    Inventories                                                             19                 16
    Real estate held for sale                                               21                 30
    Deferred income taxes                                                   13                 15
    Prepaid expenses and other assets                                       20                 20
                                                                   -----------          ---------
        Total current assets                                               288                247
                                                                   -----------          ---------
Investments                                                                100                 68
                                                                   -----------          ---------
Real Estate Developments                                                    74                 77
                                                                   -----------          ---------
Property, at cost                                                        2,000              1,888
    Less accumulated depreciation and amortization                         850                809
                                                                   -----------          ---------
        Property - net                                                   1,150              1,079
                                                                   -----------          ---------
Capital Construction Fund                                                   25                165
                                                                   -----------          ---------
Other Assets                                                               123                124
                                                                   -----------          ---------

        Total                                                      $     1,760          $   1,760
                                                                   ===========          =========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt            $        39          $      15
    Accounts payable                                                        97                 95
    Other                                                                  103                 73
                                                                   -----------          ---------
        Total current liabilities                                          239                183
                                                                   -----------          ---------
Long-term Liabilities:
    Long-term debt                                                         230                330
    Deferred income taxes                                                  334                356
    Post-retirement benefit obligations                                     45                 44
    Other                                                                   36                 36
                                                                   -----------          ---------
        Total long-term liabilities                                        645                766
                                                                   -----------          ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                           35                 35
    Additional capital                                                     127                112
    Accumulated other comprehensive loss and Deferred                       (9)                (8)
        compensation
    Retained earnings                                                      734                684
    Cost of treasury stock                                                 (11)               (12)
                                                                   -----------          ---------
        Total shareholders' equity                                         876                811
                                                                   -----------          ---------

        Total                                                      $     1,760          $   1,760
                                                                   ===========          =========




See Notes to Condensed Consolidated Financial Statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 2004               2003
                                                                 ----               ----

Cash Flows from Operating Activities                            $   124            $   115
                                                                -------            -------

Cash Flows from Investing Activities:
    Capital expenditures                                           (135)              (130)
    Proceeds from disposal of property and other assets              21                  6
    Capital Construction Fund, net                                  140                 38
    Deposit in escrow for property purchase                          --                (77)
    Investments, net                                                (22)                (4)
                                                                -------            -------
        Net cash from (used in) investing activities                  4               (167)
                                                                -------            -------
Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                        56                226
    Payments of long-term debt                                     (134)              (133)
    Proceeds from issuances of capital stock , net                    8                 11
    Dividends paid                                                  (29)               (28)
                                                                -------            -------
        Net cash from (used in) financing activities                (99)                76
                                                                -------            -------

Net Increase in Cash and Cash Equivalents                       $    29            $    24
                                                                =======            =======

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                   $   (11)           $    (8)
    Income taxes paid, net of refunds                               (49)               (23)

Other Non-cash Information:
    Depreciation expense                                            (59)               (52)
    Tax-deferred property sales                                       1                 34
    Tax-deferred property purchases                                  --                (30)
    Debt assumed in real estate acquisition                          --                 15
    Assets conveyed to joint venture                                  5                 28





See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. In the opinion of management, all material adjustments necessary for the fair presentation of interim period results have been included in the interim financial statements.

(2) The 2004 estimated effective income tax rate is substantially the same as the statutory rate. The 2003 estimated effective income tax rate differs from the statutory rate due primarily to tax credits and life insurance.

(3) Commitments and Contingencies: Commitments, excluding operating lease commitments, that were in effect at September 30, 2004, included the following (in millions):

                Guarantee of Hokua debt                (a)      $       18
                Guarantee of HS&TC debt                (b)      $       15
                Standby letters of credit              (c)      $       18
                Bonds                                  (d)      $       13
                Benefit plan withdrawal obligations    (e)      $       64

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item
         (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                (a) At September 30, 2004, A&B Properties, Inc. ("Properties") had guaranteed $2.5 million of the $12 million component of a $130 million construction loan agreement that was entered into by Hokua Development Group LLC ("Hokua"), a limited liability company in which the Company is an investor. The $12 million component was used by Hokua to acquire the land that is being developed. This guarantee terminates upon the initial funding of the balance of the construction loan. This funding is expected to begin in early 2005. Properties would be called upon to honor this guarantee in the event that the construction loan is not funded.

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

                (b) The Company guarantees up to $15 million of a $30 million revolving credit line of Hawaiian Sugar & Transportation Cooperative ("HS&TC," a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member). That credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus the lesser of 90 percent or $16 million of HS&TC's receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of September 30, 2004, the amount drawn was $22 million. The Company has not recorded a liability for its obligation under the guarantee because it believes that the likelihood of making any payment is not probable.

                (c) The Company has arranged for standby letters of credit totaling $18 million. Letters of credit include approximately $12 million that enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by employees of C&H Sugar Company, Inc. ("C&H," an unconsolidated entity in which the Company has a minority ownership equity interest), under a now-closed self-insurance plan, prior to December 24, 1998. The Company only would be called upon to honor this letter of credit in the event of C&H's insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003. C&H has advised the Company that it is unable to provide a replacement security deposit. Until C&H meets this contractual obligation, the Company will not be released from this letter of credit. The remaining letters of credit, totaling $3 million, are for routine operating matters.

                (d) Of the $13 million in bonds, $6 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required either by the state or by county governments to ensure that certain infrastructure work, as part of real-estate development, is completed. The Company has the financial ability and intention to complete these improvements. Also included in the total are $5 million of customs bonds.

                (e) The withdrawal liabilities for multi-employer pension plans, in which Matson is a participant, aggregated approximately $64 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate the termination of any of the aforementioned plans.

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

         As described in the Company's 2003 Form 10-K, a petition was filed in January 2004, by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar-growing operations. The Company objected to the petition.

         The Company has also been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. The interim agreement that was entered into during the first quarter of 2004 between the parties to allow the improvements to be completed, expired without renewal by the petitioners. The Company is continuing to pursue its objections and has, again, requested an administrative hearing on the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated.

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

         Pro forma information regarding net income and earnings per share, using the fair value method and reported below, has been estimated using a Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the three and nine months ended September 30, 2004 and 2003 would have been as follows (in millions, except per share amounts):


                                                          Quarter Ended                 Nine Months Ended
                                                          September 30,                   September 30,
                                                          -------------                   -------------
                                                       2004            2003            2004            2003
                                                       ----            ----            ----            ----
    Net Income:
      As reported                                    $   24.8        $   21.7        $   82.0        $   62.5
      Stock-based compensation
         expense determined under
         fair value based method
         for all  awards, net of
         related tax effects                             (0.4)           (0.3)           (1.0)           (0.9)
                                                     --------        --------        --------        --------
      Pro forma                                      $   24.4        $   21.4        $   81.0        $   61.6
                                                     ========        ========        ========        ========
    Net Income Per-share:
      Basic, as reported                             $   0.58        $   0.52        $   1.93        $   1.51
      Basic, pro forma                               $   0.57        $   0.51        $   1.91        $   1.48
      Diluted, as reported                           $   0.58        $   0.52        $   1.91        $   1.50
      Diluted, pro forma                             $   0.57        $   0.51        $   1.89        $   1.48
    Effect on average shares outstanding of
    assumed exercise of stock options
    (in millions of shares):
      Average number of shares outstanding               42.5            41.6            42.5            41.5
      Effect of assumed exercise of
      outstanding stock options                           0.5             0.3             0.5             0.2
                                                     --------        --------        --------        --------
      Average number of shares outstanding
      after assumed exercise of outstanding
      stock options                                      43.0            41.9            43.0            41.7
                                                     ========        ========        ========        ========

         The pro forma effects are not necessarily representative of the pro forma effects on future net income or earnings per share, because the number of future shares that may be issued is not known; shares vest over several years, and assumptions used to determine the fair value can vary significantly. Total shares considered antidilutive and that were not included in the computation of diluted earnings per share were 312,000 and 866,000 at September 30, 2004 and 2003. Additional information about stock-based compensation is included in Notes 1 and 12 of Item 8 in the Company's most recently filed Form 10-K.

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

         Discontinued operations were as follows (in millions):

                                                         Quarter Ended                    Nine Months Ended
                                                         September 30,                      September 30,
                                                         -------------                      -------------
                                                      2004             2003             2004             2003
                                                      ----             ----             ----             ----
        Discontinued Operations (net of tax)
           Sales of Assets                                --               --         $    1.0         $   10.5
           Leasing Operations                       $    0.2         $    0.2              0.4              1.3
                                                    --------         ---------        --------         --------
             Total                                  $    0.2         $    0.2         $    1.4         $   11.8
                                                    ========         ========         ========         ========

(6) Other Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 was as follows, (in millions):


                                                         Quarter Ended                    Nine Months Ended
                                                         September 30,                      September 30,
                                                         -------------                      -------------
                                                      2004             2003             2004             2003
                                                      ----             ----             ----             ----


        Net Income                                  $   24.8         $   21.7         $   82.0         $   62.5
        Other Comprehensive Income (Loss):
        Change in valuation of derivative               (0.6)             3.5              0.9               --
        Company's share of investee's minimum
        pension liability adjustment                      --               --               --             (7.2)
                                                    --------         --------         --------         --------

        Comprehensive Income                        $   24.2         $   25.2         $   82.9         $   55.3
                                                    ========         ========         ========         ========

         The change in valuation of derivative amount reflects the funding of Matson's two vessel purchases and the settlement of the interest rate lock agreements.

         C&H reported a $20.1 million minimum pension liability adjustment at the end of 2002. The Company recorded its share of that adjustment during the first quarter of 2003.

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

         The components of Net Periodic Benefit Cost for the third quarters of 2004 and 2003 were as follows (in millions):

                                                       Pension Benefits           Post-retirement Benefits
                                                       ----------------           ------------------------
                                                    2004               2003         2004            2003
                                                    ----               ----         ----            ----
         Service Cost                             $    1.7           $    1.6      $    0.2       $     0.2
         Interest Cost                                 4.0                4.8           0.8             0.7
         Expected Return on Plan Assets               (5.7)              (5.5)           --              --
         Amortization of Prior Service Cost            0.1                1.1            --              --
         Amortization of Net (Gain) Loss               0.5                1.6           0.1             0.1
                                                  --------           --------      --------       ---------
         Net Periodic Benefit Cost                $    0.6           $    3.6      $    1.1       $     1.0
                                                  ========           ========      ========       =========

         The components of Net Periodic Benefit Cost for the first nine months of 2004 and 2003 were as follows (in millions):

                                                          Pension Benefits           Post-retirement Benefits
                                                          ----------------           ------------------------
                                                    2004               2003         2004            2003
                                                    ----               ----         ----            ----

         Service Cost                             $    4.7           $    4.8      $    0.5       $     0.5
         Interest Cost                                11.9               14.4           2.2             2.2
         Expected Return on Plan Assets              (17.1)             (16.5)           --              --
         Amortization of Prior Service Cost            0.4                3.2            --              --
         Amortization of Net (Gain) Loss               1.5                4.9           0.4             0.3
                                                  --------           --------      --------       ---------
         Net Periodic Benefit Cost                $    1.4           $   10.8      $    3.1       $     3.0
                                                  ========           ========      ========       =========

         During the third quarter of 2004, the Company contributed approximately $5 million to its pension plan. Total year 2004 pension expense is expected to be approximately $2 million.

(8) Subsequent Events: On October 1, 2004, the Company renewed its multi-bank revolving credit agreement. The agreement was extended for three years and the amount available under the line was increased from $185 million to $200 million. At September 30, 2004, the Company had no amounts drawn on this facility.

         On October 1, 2004, Properties repaid a $15 million term loan that had been assumed in connection with a 2003 real estate purchase. The loan had a maturity date of January 2005, but could be repaid without penalty as early as October 1, 2004. The $15 million balance was classified as a current liability at September 30, 2004.

         On October 19, 2004, the Company renewed and extended for one year its uncommitted overnight credit facility. The amount of the facility was also increased from $70 million to $78.5 million

         On October 19, 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against Hawaiian Commercial & Sugar Company and an unrelated company, to order the companies to leave all water of four streams on the west side of the Island of Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, on June 25, 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that is currently diverting, it may have an adverse effect on the Company's sugar operations.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

          1)   economic conditions in Hawaii and elsewhere;
          2)   market demand;
          3) competitive factors, such as the entrance of a new competitor in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
          4) renewal or replacement of significant agreements including, but not limited to, lease agreements and Matson's alliance and charter agreement with American President Lines, Ltd.;
          5)   significant fluctuations in fuel prices
          6) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
          7) availability of water for irrigation and to support real estate development;
          8)   performance of unconsolidated affiliates and ventures;
          9) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
         10) vendor and labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
         11) risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations;
         12)   performance of pension assets;
         13) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
         14)   resolution of tax issues with the IRS or state tax authorities;
         15)   acts of war and terrorism;
         16)   risks associated with current or future litigation; and
         17) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                 Change
--------------------------------------------------------------------------------
Revenue                      $   384.2            $   316.3                 21%
Net income                   $    24.8            $    21.7                 14%

Consolidated revenue of $384.2 million for the third quarter of 2004 increased $67.9 million, or 21 percent, compared with the third quarter of 2003. This increase was due principally to $38.7 million growth in Matson Integrated Logistics revenue, $23.4 million higher revenue for ocean transportation revenue, $4.7 million higher revenue in food products, and $1.2 million higher revenue from real estate sales. The reasons for the revenue growth are described below in Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $310.1 million for the third quarter of 2004 increased $56.7 million, or 22 percent, compared with the third quarter of 2003 due to higher purchased transportation services of approximately $35.8 million at the Matson Integrated Logistics business, higher cargo handling costs at Matson associated with higher container volume and higher vessel costs at Matson associated with an additional vessel during much of the 2004 third quarter in the Long Beach to Hawaii trade due to a Southern California longshore labor shortage. These higher costs were partially offset by lower pension and employee benefit costs, a gain on the sale of Matson's investment in Sea
Star Line, LLC ("Sea Star") and the non-recurrence of accruals in 2003 for (1) excise taxes at Matson, (2) a building maintenance expenditure at A&B Properties, (3) unscheduled drydock repairs for a vessel, and (4) an emissions fine at HC&S. Additional information about operating expenses is contained in the Analysis of Operating Revenue and Profit.

Selling, general and administrative costs were 18 percent higher than the third quarter of 2003 due to higher consulting costs for Sarbanes-Oxley section 404 readiness and fluctuations in incentive compensation plans and non-qualified benefit plan expenses. These higher costs were partially offset by lower pension costs and lower occupancy costs at Matson. Income taxes were higher than the third quarter of 2003 due to higher pre-tax income and a higher effective tax rate.


--------------------------------------------------------------------------------
                                        Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)           2004                 2003             Change
--------------------------------------------------------------------------------
Revenue                      $   1,105.0           $   903.5            22%
Net income                   $      82.0           $    62.5            31%

Consolidated revenue of $1,105 million for the first nine months of 2004 increased $201.5 million, or 22 percent, compared with the first nine months of 2003. This increase was due principally to $97.9 million growth in Matson Integrated Logistics revenue, $42.6 million higher ocean transportation revenue, $37.5 million of lower amounts reported as discontinued operations, and $26.5 million higher revenue from real estate sales, partially offset by $3.0 million lower revenue in food products. The reasons for the revenue growth are described below in Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $872.2 million for the first nine months of 2004 increased $142.6 million, or 20 percent, compared with the first nine months of 2003 due to higher purchased transportation services of approximately $90.6 million at the Matson Integrated Logistics business, higher cargo handling costs at Matson associated with higher container volume, the sales of higher cost-basis real-estate in 2004, and higher vessel costs at Matson associated with the additional vessel placed in service during the 2004 third quarter. These higher costs were partially offset by lower pension and employee benefit costs, and the non-recurrence of the previously noted 2003 accruals. Additional information about operating expenses is contained in the Analysis of Operating Revenue and Profit.

Selling, general and administrative costs of $93.3 million were $6.8 million, or eight percent, higher than the first nine months of 2003 for the same reasons cited for the third quarter increase. Higher interest expense reflects the cost of financing portions of two new vessels. Income taxes were higher than the first nine months of 2003 due to higher pre-tax income and a higher effective tax rate.

Additional information about the revenue and profits of the Company are provided in the segment discussion below. Because the Company operates in five different segments, the review of segment operations provides an important perspective on the financial results for the Company.

2004 FOURTH QUARTER OPERATING PROFIT OUTLOOK

Fourth quarter 2004 earnings are not expected to reach the level of 2003's fourth quarter, due principally to the non-recurrence of a one-time $16.7 million gain in 2003 resulting from the conversion of a Matson pension plan to a multi-employer plan. Excluding this item, Matson is expected to have a respectable quarter, given the seasonally lower results typically achieved in the fourth quarter. As noted in the 2004 second quarter Form 10-Q, A&B Properties had, by mid-year, concluded almost all of its planned sales activity for the year. Therefore few property sales are expected in the fourth quarter. The food products segment, excluding the possible federal sugar transportation allowance noted in the Results of Operations -- Food Products discussion, is currently expected to show modest improvement compared with the fourth quarter of 2003. The Company anticipates that A&B's performance in 2004 will exceed its internal target objectives for the year.

RESULTS OF SEGMENT OPERATIONS
Transportation - Ocean Transportation

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   215.0            $   191.6               12%
Operating profit             $    33.0            $    25.1               31%
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers             43,600               41,300                6%
  Automobiles                   32,400               29,900                8%
  Guam containers                4,400                4,700               -6%
--------------------------------------------------------------------------------

Ocean Transportation revenue of $215 million for the third quarter of 2004 was $23.4 million, or 12 percent, higher than the third quarter of 2003. Of this increase, approximately $9.3 million was due to higher container and auto volume, $5.5 million was due to improved yields and cargo mix, $4.4 million was due to increases in the bunker fuel surcharge, $2 million was due to higher conventional cargo volume, and $2.1 million was from vessel charters. Total Hawaii container volume was six percent higher than the third quarter of 2003. This reflects the strong and continuing growth in the Hawaii economy and, in particular, the growth in the construction sector.

Operating profit of $33 million was $7.9 million, or 31 percent, better than the third quarter of 2003. This was primarily the result of $5.2 million from favorable yields and mix, $3.2 million from higher container volume, $2.1 million of lower administrative and employee benefits costs, $1.6 million for the non-recurrence of a 2003 excise tax accrual, a $1.2 million gain on the sale of Matson's Sea Star investment, and $1 million for the non-recurrence of a 2003 unscheduled drydocking of a vessel, partially offset by $4.3 million higher vessel operating expenses and depreciation and $2.1 million of higher cargo handling costs and gains on disposal of assets in 2003.

The higher vessel cost resulted principally from the addition of one vessel in the Long Beach to Hawaii service for much of the 2004 third quarter. A second vessel was used in that service for several weeks toward the end of the third quarter. These two additional vessels have enabled Matson to continue providing on-time service to its customers while labor shortages in southern California have delayed port operations.

During the third quarter, Matson took delivery of a new vessel, the MV Maunawili, for a total project cost of approximately $105 million.

--------------------------------------------------------------------------------
                                       Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   619.6            $   577.0                7%
Operating profit             $    83.0            $    60.4               37%
--------------------------------------------------------------------------------
Volume (Units):
  Hawaii containers            123,700              120,200                3%
  Automobiles                  110,300              109,000                1%
  Guam containers               13,200               13,700               -4%
--------------------------------------------------------------------------------

Ocean Transportation revenue of $619.6 million for the first nine months of 2004 was $42.6 million, or seven percent, higher than the first nine months of 2003. Of this increase, approximately $18.5 million was due to improved yields and cargo mix, $8.2 million was due to increases in the bunker fuel surcharge and $11.5 million was due to higher container and auto volume and $6 million was due to vessel charters. As with the third quarter, higher container volume reflects a return to normalized shipments of consumer goods, increasing growth in construction related products and a growing Hawaii economy. Total Hawaii cargo was three percent higher than the first nine months of 2003.

Operating profit of $83 million was $22.6 million, or 37 percent, better than the first nine months of 2003. This was primarily the result of $18.5 million from favorable yields, $6.6 million of lower administrative and employee benefit costs, $5 million for the non-recurrence of a 2003 excise tax accrual, $4.4 million from higher container volume, $2.3 million from vessel charters and a $1.2 million gain on the sale of the Company's investment in Sea Star, partially offset by $10.3 million higher vessel operating expenses and depreciation, and $2.8 million of higher cargo handling and other operating costs.

Transportation - Logistics Services

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   99.5             $   60.8                64%
Operating profit             $    2.2             $    1.4                57%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $  267.1             $  169.2                58%
Operating profit             $    5.8             $    3.3                76%
--------------------------------------------------------------------------------

Revenue and operating profit growth for the third quarter and first nine months of 2004 for the integrated logistics services business was mainly the result of increased customer volume in all business lines (domestic, international and highway). The increase in highway volume was, in large part, due to an acquisition in late 2003. This acquisition is discussed in Items 7 and 8 of the Company's 2003 Form 10-K.

The revenue for integrated logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

Property Development and Management - Leasing

--------------------------------------------------------------------------------
                                        Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)         2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   20.9             $   20.3                 3%
Operating profit             $   10.1             $    9.1                11%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                        95%                  96%                -1%
  Hawaii                          90%                  90%                 --
--------------------------------------------------------------------------------

Property leasing revenue for the third quarter of 2004 was three percent higher than the amounts reported for the third quarter of 2003. The slightly lower occupancies for the mainland commercial leasing portfolio were due to a vacancy of one large warehouse space. Higher operating profit was mainly due to a large 2003 repair expense for a Hawaii property, new properties that were acquired in late 2003, and higher rents and royalties.


--------------------------------------------------------------------------------
                                      Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)         2004                 2003                Change
------------------------------------------- -------------------- ---------------
Revenue                      $   62.1             $   60.0               4%
Operating profit             $   28.8             $   27.2               6%
------------------------------------------- -------------------- ---------------
Occupancy Rates:
   Mainland                       94%                  93%               1%
   Hawaii                         90%                  90%               --
------------------------------------------ -------------------- ----------------

Property leasing revenue and operating profit growth for the first nine months of 2004 was the result of higher occupancies for the mainland commercial leasing portfolio, higher contributions from replacement properties, the previously noted 2003 repair expenditure, and higher rents and royalties.

Property Development and Management - Sales

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   11.6             $   10.4                12%
Operating profit             $    2.5             $    2.6                -4%
--------------------------------------------------------------------------------

Sales during the third quarter of 2004 included principally seven office condominium units for $7.6 million and three Maui and Oahu commercial properties for $2.8 million.

By comparison, sales during the third quarter of 2003 were comprised principally of the sales of 15 residential properties for $5.6 million and six Oahu properties for $3 million.

In addition to property sales, operating profit also included the Company's share of earnings in real estate joint ventures.

--------------------------------------------------------------------------------
                                          Nine Months September 30,
--------------------------------------------------------------------------------
 (dollars in millions)         2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   80.0             $   53.5                50%
Operating profit             $   34.9             $   21.1                65%
--------------------------------------------------------------------------------

Sales during the first nine months of 2004 included 33 Maui and Oahu commercial properties for $24 million, three residential development parcels for $13.8 million, 15 1/2 office condominium floors for $17.4 million and 28 residential properties for $23.2 million.

By comparison, sales during the first nine months of 2003 included a shopping center in Nevada for $23.5 million, 16 commercial properties for $18.3 million, and 23 residential properties for $9.2 million.

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

Property Development and Management - Discontinued Operations

------------------------------------------------------------------------------------------------------
                                    Quarter Ended September 30,       Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)       2004           2003                 2004            2003
------------------------------------------------------------------------------------------------------
Sales revenue                               --             --             $    1.1        $   36.9
Leasing revenue                       $    0.4       $    0.4             $    1.2        $    2.9
Sales operating profit                      --             --             $    1.5        $   17.0
Leasing operating profit              $    0.3       $    0.3             $    0.7        $    2.0
------------------------------------------------------------------------------------------------------

There were no sales of property during the third quarter of 2004 or 2003 that resulted in discontinued operations. Leasing revenue and operating profit for the two quarters included one commercial property in California that the Company intends to sell.

Discontinued operations for the first nine months of 2004 included the sale, for $1 million, of a Maui property and the leasing income from the above mentioned commercial property in California. Sales in 2003 included the sales of a Nevada property and five commercial properties on Maui.

Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued.

Food Products

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   38.3             $   33.6                14%
Operating profit             $    0.6             $    0.4                50%
--------------------------------------------------------------------------------
Tons sugar produced            77,500               68,600                13%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   80.6             $   83.6                -4%
Operating profit             $    3.5             $    4.6               -24%
--------------------------------------------------------------------------------
Tons sugar produced           142,400              156,200                -9%
--------------------------------------------------------------------------------

Food products revenue increased for the third quarter of 2004 compared with 2003 due mainly to higher sugar production and power sales partially offset by lower sugar prices. Revenue for the first nine months of 2004 declined compared with 2003 due to lower sugar production and continuing low raw-sugar sales prices. Sugar prices were approximately seven percent lower than 2003. Sugar production for 2004 was affected adversely earlier in the year by wet field conditions and poorly burnt cane. Production in the third quarter improved 13 percent over the comparable quarter last year. Power sales of $4.1 million and $10.7 million for the 2004 quarter and nine months, respectively, were approximately 95 percent and 56 percent higher than the comparable periods of 2003.

Compared with the 2003 third quarter, sugar margins were $3.5 million lower. This was more than offset by power margins that were $2 million higher than 2003 and improved margins on Maui Brand Sugar sales, Kauai Coffee sales and the Company's two trucking operations and the non-recurrence of a 2003 accrual for an emissions fine that, combined, comprised the remaining $1.7 million quarter over quarter improvement.

Compared with the first nine months of 2003, sugar and molasses margins were $7.6 million lower. This was partially offset by power margins that were $3.8 million higher than 2003 and improved margins on Maui Brand Sugar sales, Kauai Coffee sales, and for the Company's two trucking operations and the non-recurrence of the 2003 emissions fine that, combined, comprised the remaining $2.7 million year-over-year variance.

HS&TC, the raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar and of which the Company is a member, may receive a federal sugar transportation assistance payment during the fourth quarter of 2004 or the first quarter of 2005. If this assistance is received, HC&S operating profit may benefit by $5 to $6 million.

Quarterly fluctuations in sales and operating profit are normal for this business due to commodity sugar prices, weather, production and other seasonality factors. The Company's sugar business uses a standard cost system for determining cost of sales. As total-year production and cost estimates change, the standard cost per ton is adjusted to reflect those changes. During each quarter the cost of crop is adjusted to reflect total-year production estimates.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $623 million at September 30, 2004, an increase of $78 million from December 31, 2003. The increase was due primarily to $29 million of higher cash balances, $26 million of higher balances available under variable rate debt facilities, $20 million of higher receivable balances, and $3 million of higher sugar and coffee inventory balances. Inventory balances were the result of normal business seasonality. Cash balances were higher than 2003 year-end due to receivable collections, business growth, timing of capital expenditures, and lower short-term debt balances that could be paid down prior to quarter-end.

Balance Sheet: Working capital was $49 million at September 30, 2004, a decrease of $15 million from the balance carried at the end of 2003. The lower working capital was due primarily to higher taxes payable, an increase in current portion of notes payable, and lower balances in real estate held for sale, partially offset by higher cash and accounts receivable balances. Real Estate Held for Sale declined during the first nine months due mainly to the sales of office condominium units.

Long-term Debt, including current portion of long-term debt, totaled $269 million at September 30, 2004 compared with a balance of $345 million at December 31, 2003. This $76 million decrease was due principally to the retirement of the Company's commercial paper program in August 2004 and normal debt repayments partially offset by additional borrowing in connection with the purchase and delivery of a new ship in the third quarter of 2004. The weighted average interest rate for the Company's outstanding borrowings at September 30, 2004 was approximately 5.8%.

During the third quarter, Matson took delivery of a new vessel, the MV Maunawili. The total project cost of the vessel was financed with $55 million of U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds, $46 million from the Company's Capital Construction Fund, and $4 million of operating funds.

During the third quarter of 2004, Matson repaid and retired its $100 million commercial paper program. The repayment was accomplished by a withdrawal of $100 million from the Capital Construction Fund. Matson also terminated a $25 million short-term revolving credit facility that served as a liquidity back-up line for the commercial paper notes.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities were $124 million for the first nine months of 2004, compared with Cash Flows from Operating Activities of $115 million for the first nine months of 2003. The higher cash flow was due to better operating results, increased depreciation, the sales of real estate classified as Real Estate Held for Sale, higher income taxes payable, higher trade payables, and fluctuations in other working capital balances. During the first nine months of 2004, the Company invested approximately $23 million into the Hokua joint venture, in which the Company has a 50 percent voting interest.

For the first nine months of 2004, capital expenditures totaled $135 million compared with $130 million for the first nine months of 2003. These expenditures were primarily for the purchase of a new ship, shipping containers, a 2.7-acre parcel in Honolulu on which the Company intends to develop a high-rise residential condominium building, ongoing real estate development, information systems, and normal capital replacements. These amounts do not include the re-investment of proceeds from tax-deferred sales into new income-producing property since tax-deferred transactions are not included on the Statement of Consolidated Cash Flows.

Tax-Deferred Real Estate Exchanges: Sales - During the first nine months of 2004, the Company recorded, on a tax-deferred basis, the sales of two properties for $1 million. During the first nine months of 2003, the Company recorded, on a tax-deferred basis, $34 million of sales. The proceeds from tax-deferred sales are held in escrow, but are available for reinvestment in replacement property.

Purchases - No property was purchased during the first nine months of 2004. During the first nine months of 2003, the Company utilized $30 million of tax-deferred funds to acquire new income-producing property.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies in effect at the end of the third quarter is described in Note (3) to the financial statements of Item 1.

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

Although it is too early to estimate with certainty the financial implications of alternative service arrangements being explored by Matson, any such alternative is not expected to substitute fully for the operating profit contribution of the current APL alliance arrangement. Due substantially to the termination of the charter arrangement with APL described above, Matson currently estimates that an annual operating profit reduction of $10 to $20 million, and possibly higher during the transition period following the agreement's expiration, can be expected. With over a year remaining before the APL Agreement's expiration, Matson is focused on developing an optimal successor service to the current APL Guam arrangement.

Unrelated to the Guam service, Matson intends to further moderate the estimated reduction in operating profit in the Guam service described above through a combination of cost reductions, organic growth, acquisitions, and yield management initiatives.

Investments: The Company's joint ventures are described in Item 2 of the Company's two most recently filed Form 10-Q's and in Item 8 of its most recently filed Form 10-K.

In August 2004, the Company exercised an option to increase its equity investment in the Kukui'ula resort property. The additional investment is expected to range from $50 million to $75 million and occur over the next three to four years. Additionally, the 1,000 acre master-planned residential resort community was successfully re-entitled in July. The total project cost for the resort is projected to be approximately $725 million, which does not include the vertical construction costs for homes. With its additional equity investment, the Company will likely receive between fifty and sixty percent of the venture's returns.

In August 2004, A&B Properties, Inc. and Intertex General Contractors, Inc. formed Crossroads Plaza Development Partners LLC ("Crossroads Plaza"). Crossroads Plaza intends to develop a Class "A" 62,000 square-foot retail and office center on a 6.5-acre parcel in Valencia California, which the venture purchased during the third quarter. Construction of the complex, for an estimated $11 million, is expected to begin in early 2005.

In August 2004, Matson sold its investment in Sea Star for approximately $7 million and recognized a gain of approximately $1.2 million. Concurrent with the sale, Matson's $11 million guarantee obligation of Sea Star's debt was discontinued.

The Company has evaluated investments in unconsolidated affiliates, including reconsideration events for such investments, relative to Financial Interpretation ("FIN") Number 46 "Consolidation of Variable Interest Entities," as revised, and has determined that the investments in these affiliates are either not subject to or do not meet the consolidation requirements of FIN No.
46. Accordingly, the Company accounts for these investments using the equity method of accounting and the consolidation provisions of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," as amended.

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

New and Proposed Accounting Standards: On October 13, 2004, the Financial Accounting Standards Board ("FASB") deferred the application date of the proposed standard on Share-Based Payment to June 14, 2005. The proposed standard now requires that the cost of awards that are granted, modified or settled in interim or annual periods beginning after June 15, 2005 should be charged to the income statement. This standard, as proposed, would not affect A&B until the third quarter of 2005. The effect of this standard cannot be estimated prior to the effective date.

Additional information about the impacts of newly issued accounting standards are discussed in Item 2 of the Company's Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and in Item 8 of the Company's Form 10-K for the year ended December 31, 2003.

Economic Conditions: With support from external economies, especially the U.S. Mainland and Japan, Hawaii's expansion continues. As the growth cycle has matured, its sources of strength have broadened. Job growth continues and the unemployment rate remains the lowest among all of the states. Visitor strength from a variety of U.S. markets has been joined by improving levels of visitors from Japan. Sustained construction activity is highly likely in spite of hikes in short interest rates because of unfulfilled housing demand, which continues strong in spite of interest rate increases. Adding to that are several programs to renovate or replace the majority of military housing on Oahu, which also represents rate-insensitive construction activity.

With higher energy and housing prices, understandably, the local inflation rate has increased. Forecasts anticipate that inflation will be about 3.5 percent for the next few years. In addition, some concerns are arising about the availability materials and cost of skilled labor in the construction trades.

Overall, however, this cyclical growth appears to be sustained, baring external events, because of the breadth of its sources and its moderate pace.

Management Changes: Effective September 1, 2004, Ruthann S. Yamanaka joined A&B as vice president, human resources.

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


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           4.b.(iii) Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of October 1, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent.

           10.a.(xix) Thirteenth Amendment dated October 19, 2004 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

           10.a.(xxvi) Security Agreement between Matson Navigation
           Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004.

           10.b.1.(xiii) Forms of Non-Qualified Stock Option Agreement and Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

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

     (b)   Reports on Form 8-K
           -------------------

           A&B filed a Current Report on Form 8-K dated August 31, 2004 pursuant to Item 1.02 relating to the terminations by Matson Navigation Company, Inc. of its commercial paper program and a $25 million revolving credit facility.

           A&B furnished a Current Report on Form 8-K dated October 28, 2004 pursuant to Item 2.02 that attached a press release announcing A&B's financial results for the quarter ended September 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ALEXANDER & BALDWIN, INC.
                                   -------------------------------------
                                                (Registrant)



Date:  November 1, 2004            /s/ Christopher J. Benjamin
                                   --------------------------------------
                                           Christopher J. Benjamin
                                   Vice President and Chief Financial Officer



Date:  November 1, 2004            /s/ Thomas A. Wellman
                                   ---------------------------------------
                                              Thomas A. Wellman
                                   Vice President, Controller and Treasurer




                                  EXHIBIT INDEX


         4.b.(iii) Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of October 1, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent.

         10.a.(xix) Thirteenth Amendment dated October 19, 2004 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

         10.a.(xxvi) Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004.

         10.b.1.(xiii) Forms of Non-Qualified Stock Option Agreement and Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

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