Form 10-K
period 2004-12-31
ALEXANDER & BALDWIN INC
filed 2005-03-08
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                      or

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____ to _______

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

        Number of shares of Common Stock outstanding at February 7, 2005:
                                   43,470,917

Aggregate market value of Common Stock held by non-affiliates at June 30, 2004:
                                 $1,356,651,553


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

                       Documents Incorporated By Reference
Portions of Registrant's Proxy Statement dated March 7, 2005 (Part III of Form 10-K)

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Items 1 & 2. Business and Properties...........................................1

         A.  Transportation....................................................1
             (1)      Freight Services.........................................1
             (2)      Vessels..................................................2
             (3)      Terminals................................................3
             (4)      Logistics and Other Services.............................3
             (5)      Competition..............................................3
             (6)      Labor Relations..........................................5
             (7)      Rate Regulation..........................................5

         B.  Real Estate.......................................................6
             (1)      General..................................................6
             (2)      Planning and Zoning......................................6
             (3)      Residential Projects.....................................7
             (4)      Commercial Properties....................................8

         C.  Food Products....................................................11
             (1)      Production..............................................11
             (2)      Marketing of Sugar and Coffee...........................12
             (3)      Competition and Sugar Legislation.......................13
             (4)      Properties and Water....................................14

         D.  Employees and Labor Relations....................................14

         E.  Energy...........................................................15

         F.  Available Information............................................16

Item 3.      Legal Proceedings................................................16

Item 4.      Submission of Matters to a Vote of Security Holders..............17

Executive Officers of the Registrant..........................................17


                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities................................18

Item 6.  Selected Financial Data..............................................20

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................22

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........43

Item 8.  Financial Statements and Supplementary Data..........................45

Item 9.  Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure.................................................85

Item 9A. Controls and Procedures..............................................85

         A.       Disclosure Controls and Procedures..........................85

         B.       Internal Control over Financial Reporting...................85

Item 9B. Other Information....................................................85

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................86

         A.       Directors...................................................86

         B.       Executive Officers..........................................86

         C.       Audit Committee Financial Experts...........................87

         D.       Code of Ethics..............................................87

Item 11. Executive Compensation...............................................87

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................87

Item 13. Certain Relationships and Related Transactions.......................87

Item 14. Principal Accountant Fees and Services...............................88


                                     PART IV

Item 15. Exhibits, Financial Statement Schedules..............................89

         A.       Financial Statements........................................89

         B.       Financial Statement Schedules...............................89

         C.       Exhibits Required by Item 601 of Regulation S-K.............89

Signatures....................................................................97

Consent of Independent Registered Public Accounting Firm......................99

                            ALEXANDER & BALDWIN, INC.

                                    FORM 10-K

                        Annual Report for the Fiscal Year
                             Ended December 31, 2004


                                     PART I


ITEMS 1 & 2.  BUSINESS AND PROPERTIES

         Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations, related shoreside operations in Hawaii, and intermodal, truck brokerage and logistics services are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson") and two Matson subsidiaries. Property development and food products operations are conducted by A&B and certain other subsidiaries of A&B.

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

         B. Real Estate - purchasing, developing, selling, managing, leasing and investing in commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         C. Food Products - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generating and selling electricity.

         For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2004, see Note 14 ("Industry Segments") to A&B's financial statements in Item 8 of
Part II below.


DESCRIPTION OF BUSINESS AND PROPERTIES

         A.       Transportation

         (1)      Freight Services

         Matson's Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii.

         Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. In 2004, Matson carried approximately 169,600 containers (compared with 162,400 in 2003) and 157,000 automobiles (compared with 145,200 in 2003) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, automobiles and packaged foods. Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, canned pineapple and dry containers of mixed commodities. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

         Matson's Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established by Matson and American President Lines, Ltd. ("APL") to provide freight services between the U.S. Pacific Coast and Hawaii, Guam and several Far East ports.
In 2004, Matson carried approximately 17,200 containers (compared with 17,800 in
2003) and 4,580 automobiles (compared with 4,660 in 2003) in the Guam Service. The alliance currently utilizes three Matson vessels and two APL vessels. Matson's agreement with APL is scheduled to expire in February 2006. For additional information about the APL alliance, see "Charter Agreements Related to Guam Service" in Item 7 of Part II below.

         In February 2005, Matson announced that it will replace its existing Guam Service at the termination of the APL alliance with an integrated Hawaii/Guam/China service beginning in February 2006. The service will employ three existing Matson containerships along with two new containerships to be purchased from Kvaerner Philadelphia Shipyard, Inc. ("Kvaerner") in a five-ship string that carries cargo from the U.S. West Coast to Honolulu, then to Guam, and eventually to China. In China, the vessels will be loaded with cargo destined for the U.S. West Coast. The Guam service strategy involves re-deploying into the Hawaii service three C-9 class vessels that currently serve Guam at the termination of the APL alliance.

         Matson's Mid-Pacific Service offers container and conventional freight services between the U.S. Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

         See "Rate Regulation" below for a discussion of Matson's freight rates.

         (2)      Vessels

         Matson's fleet consists of 11 containerships, three combination container/trailerships, including a combination ship time-chartered from a third party, one roll-on/roll-off barge, two container barges equipped with cranes that serve the neighbor islands of Hawaii, and one container barge equipped with cranes in the Mid-Pacific service. The 17 Matson-owned vessels in the fleet represent an investment of approximately $848 million expended over the past 34 years. The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under
Section 607 of the Merchant Marine Act, 1936, as amended.

         Matson has actively pursued a vessel renewal program. In 2002, Matson contracted with Kvaerner for two new containerships for the Hawaii Service, each at a project cost of approximately $107 million. The first ship was delivered in the third quarter of 2003, and the second was delivered in the third quarter of 2004.

         Ships owned by Matson are described on page 4.

         As a complement to its fleet, Matson owns approximately 19,100 containers, 11,000 container chassis, 700 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2004 for vessels, equipment and systems totaled approximately $128 million.

         Matson entered into agreements in February 2005 with Kvaerner to purchase two containerships at a cost of $144.4 million each. The first ship is expected to be delivered in June 2005, and the second ship is expected to be delivered in May 2006. Also, in February 2005, Matson entered into a right of first refusal agreement with Kvaerner, which provides that, after the second containership is delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Kvaerner that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an eight percent discount from a third party's proposed contract price, or decline to exercise its right of first refusal and be paid by Kvaerner eight percent of such price. Notwithstanding the above, if Matson and Kvaerner agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an eight percent discount.

         (3)      Terminals

         Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 423,300 containers in 2004 (compared with 419,600 in 2003). The facility can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. As the result of an acquisition completed on January 31, 2005, Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators at ports on the island of Hawaii.

         SSA Terminals, LLC ("SSAT"), a joint venture of Matson and SSA Marine, Inc. ("SSA"), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities in Long Beach, Oakland and Seattle.

         Capital expenditures incurred by Matson Terminals in 2004 for terminals and equipment totaled approximately $1 million.

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

         Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates between 190 and 208 Hawaii round-trip voyages per year, double the westbound voyages of its nearest competitor, and arranges additional voyages when cargo volumes require additional capacity. This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

         Competition in the Hawaii Service is expected to increase in 2005 due to entry into the Hawaii trade by the operator of a new dedicated automobile and truck carrier, with a stated carrying capacity of 3,000 automobiles every two weeks beginning in the second quarter of 2005. The operator announced that it will target automobiles, buses, trucks and other large and oversize rolling stock, and that it signed a multi-year contract with an automobile manufacturer that is a current Matson customer, for which Matson moved approximately 20,000 westbound automobiles in 2004. Matson is well-positioned to compete with the new entrant. Partially offsetting the loss of business to the new entrant, Matson recently received a multi-year commitment from an automobile manufacturer that previously was the customer of a different competitor. While the new entrant into the Hawaii market is expected to have some adverse effect, its near-term impact cannot be estimated, and the long-term impact will not be

                        MATSON NAVIGATION COMPANY, INC.
                                 FLEET--2/1/05
                                 -------------

                                                                                             Usable Cargo Capacity
                                                                             ------------------------------------------------------
                                                                                      Containers                        Vehicles
                                      Year              Maximum   Maximum    --------------------------------------  --------------
                     Official Year   Recon-              Speed  Deadweight                         Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons)  20'   24'   40'  45'   Slots  TEUs (1)  Autos Trailers
-----------          -------- ----- -------- ---------- ------- -----------  ---   ---  ----- ---   ------ --------  ----- --------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......  979814  1992     --        713' 6"  23.0     27,100     48   171    988  --   300     2,229      --     --
MOKIHANA (2)........  655397  1983     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MAHIMAHI (2)........  653424  1982     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MANOA (2)...........  651627  1982     --        860' 2"  23.0     30,187    182    --  1,340  --   408     2,824      --     --
MANUKAI............. 1141163  2003     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --
MAUNAWILI........... 1153166  2004     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --

Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720' 5 1/2"  22.5     26,308     --   458    538  --   300     1,626      44     --
MAUI................  591709  1978    1993   720' 5 1/2"  22.5     26,623     --   458    538  --   300     1,626      --     --
MATSONIA............  553090  1973    1987       760' 0"  21.5     22,501     16   128    771  --   201     1,712     450     56
LURLINE.............  549900  1973    2003       826' 6"  21.5     22,213      6    --    865  38   246     1,821     910     55
EWA (3).............  530140  1972    1978       787' 8"  21.0     38,747    286   276    681  --   228     1,979      --     --
CHIEF GADAO (3).....  530138  1971    1978       787' 8"  21.0     37,346    230   464    597  --   274     1,981      --     --
LIHUE...............  530137  1971    1978       787' 8"  21.0     38,656    286   276    681  --   188     1,979      --     --

Barges
------
WAIALEALE (4).......  978516  1991     --        345' 0"    --      5,621     --    --     --  --    35        --     230     45
ISLANDER (5)........  933804  1988     --        372' 0"    --      6,837     --   276     24  --    70       380      --     --
MAUNA LOA (5).......  676973  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --
HALEAKALA (5).......  676972  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......      --
MOKIHANA (2)........      --
MAHIMAHI (2)........      --
MANOA (2)...........      --
MANUKAI.............      --
MAUNAWILI...........      --

Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
EWA (3).............      --
CHIEF GADAO (3).....      --
LIHUE ..............      --

Barges
------
WAIALEALE (4).......      --
ISLANDER (5)........      --
MAUNA LOA (5).......   2,100
HALEAKALA (5).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Time-chartered to APL until February 2006.
(3) Reserve Status.
(4) Roll-on/Roll-off Barge.
(5) Container Barge.

known for some time. The total Hawaii-Mainland auto carriage market is approximately 190,000 automobiles per year.

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

         In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, in 1995 Matson joined other businesses and organizations to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

         Matson Integrated Logistics competes for freight with a number of large and small companies that provide surface transportation and third-party logistics services.

         (6)      Labor Relations

         The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. Until 2002, when International Longshore and Warehouse Union ("ILWU") workers were locked out for ten days on the U.S. Pacific Coast, Matson's operations had not been disrupted significantly by labor disputes in over 30 years. See "Employees and Labor Relations" below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multiemployer pension plans to which Matson and Matson Terminals contribute.

         (7)      Rate Regulation

         Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Effective January 11, 2004, Matson increased its rates in its Hawaii Service by $125 per westbound container, $60 per eastbound container, and $25 per vehicle, both westbound and eastbound, and its terminal handling charge by $25 per westbound container, $15 per eastbound container and $5 per vehicle. Effective June 6, 2004, Matson increased its rates in its Guam Service by $125 per container and $5 on items rated per weight or measure and its West Coast terminal handling charge by $25 per container, $5 per vehicle and $1 per revenue ton on items rated per weight or measure, both westbound and eastbound. Due to sustained increases in fuel costs, Matson increased its fuel surcharge in its Hawaii and Guam Services from 7.5 percent to 8.0 percent, effective March 14, 2004; to 8.8 percent, effective June 21, 2004; and to 9.2 percent, effective October 18, 2004.

         B.       Real Estate

         (1)      General

         As of December 31, 2004, A&B and its subsidiaries, including A & B Properties, Inc., owned approximately 90,056 acres, consisting of approximately 89,817 acres in Hawaii and approximately 239 acres elsewhere, as follows:



         Location                                               No. of Acres
         --------                                               ------------

         Oahu ................................................         38
         Maui ................................................     68,745
         Kauai ...............................................     21,034
         California ..........................................         91
         Texas ...............................................         47
         Washington ..........................................         13
         Arizona .............................................         35
         Nevada ..............................................         21
         Colorado ............................................         17
         Utah ................................................         15
                                                                   ------
           TOTAL .............................................     90,056
                                                                   ======

         As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land, watershed land and conservation reserves. The balance is used or planned for development or other urban uses. An additional 2,311 acres on Maui and Kauai are leased from third parties and, in March 2003, title to 846 acres on Kauai was transferred to a joint venture, consisting of A&B and DMB Associates, Inc., an Arizona-based developer, for the development of a master-planned resort residential community. Such acreage is not included in the table above.


         Current Use                                            No. of Acres
         -----------                                            ------------

             Hawaii
         Fully entitled Urban (defined below) ................        699
         Agricultural, pasture and miscellaneous .............     59,839
         Watershed land/conservation .........................     29,279

             U.S. Mainland
         Fully entitled Urban ................................        239
                                                                   ------

                 TOTAL .......................................     90,056
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

         o approval by the State Land Use Commission ("SLUC") to reclassify the parcel from the Agricultural district to the Urban district; and

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

         (3)      Residential Projects

         A&B is pursuing a number of residential projects in Hawaii, including:

         (a) Wailea. In October 2003, A&B acquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui, planned for up to 1,600 homes, for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the Resort to the Shinwa Golf Group in 1989.

         In January 2004, A&B commenced sales of 29 single-family homesites at Wailea's Golf Vistas subdivision. Twenty-six lots were sold in 2004 and, as of February 9, 2005, all 29 lots have closed escrow, at prices ranging from $495,000 to $1.6 million, for an average price of $875,000.

         In 2004, three bulk parcels were sold to third parties at an average price of $559,000 per acre: MF-4 (10.5 acres), MF-15 (9.4 acres) and a 20 percent installment sale of MF-9 (30.2 acres). On January 7, 2005, a fourth parcel sale closed at $535,000 per acre (MF-5, 8.4 acres). During 2004, A&B also proceeded with a joint venture development on MF-8 (Kai Malu), as described more fully below.

         (b) Kai Malu at Wailea. In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea. The project is planned to consist of 150 duplex units with an average size of 1,800 square feet and an average price of over $1.0 million. In November 2004, the Planning Commission approved the issuance of a County Special Management Area ("SMA") permit for the project and a preliminary public condominium report was approved by the Hawaii Real Estate Commission for the initial 34-unit phase, enabling marketing to commence in December 2004. As of January 31, 2005, all of the 34 units in Phase I were sold under non-binding contracts at an average price of $1.1 million. Final public condominium reports for Phase I (34 units) and Phase II (54 units) were approved in February 2005, enabling binding contracts to be secured.

         (c) Haliimaile Subdivision. A&B's application to rezone 63 acres for the development of a 150- to 200-lot subdivision in Haliimaile (Upcountry, Maui) remains pending before the Maui County Council's Land Use Committee. Council action is expected in 2005.

         (d) Kukui`ula. Kukui`ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`ula. The project will consist of between 1,200 to 1,500 high-end residential units. During 2003, A&B contributed to the venture title to 846 acres, a waste water treatment plant, and other improvements. The balance of the land, approximately 165 acres, is expected to be transferred to the venture in the first quarter of 2005. In July 2003, the SLUC granted Urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. In July 2004, the Kauai County Council gave final zoning and visitor designation area approvals for the entire project. In August 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project's future capital requirements. Design, engineering and construction activity to date include: preparation of construction plans for onsite and offsite infrastructure, preparation and submittal to government agencies of subdivision maps for the initial phases of the project, development of potable water wells, and permitting of a new electrical substation. Design work is progressing on a sales center/model home complex, which will be constructed in 2005. For the initial phase of development, SMA approvals were secured and permit applications were submitted for improvements. Marketing of the initial phase is expected to commence in March 2005 and infrastructure construction is scheduled to commence in mid-2005.

         (e) Kai Lani. In September 2001, A&B entered into a joint venture with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko 'Olina Resort on Oahu. Construction on the first building began in July 2002 and 105 units were sold in 2003. By the first quarter of 2004, the remaining 11 units had been sold. The average price of all 116 units was $495,000.

         (f) Lanikea at Waikiki. In November 2001, A&B acquired a 1.63-acre, vacant, fee simple development site in Waikiki, Oahu, for approximately $3.6 million. The property, located at the entrance to Waikiki, is zoned for high-rise residential use and limited commercial uses. The project consists of 100 apartments, averaging 1,000 square feet in size, except for the four penthouse units, which average 1,600 square feet. The building will be 30 stories tall, with the first five floors devoted to parking. Sales commenced in April 2003 and, as of January 31, 2005, all 100 residential units were sold under binding contracts, at an average price of $588,000 ($565 per square foot). Construction commenced in December 2003 and is scheduled for completion in June 2005. The 13,500-square-foot commercial-zoned parcel along Kuhio Avenue and 31 parking stalls in the Lanikea parking structure were sold on January 14, 2005 for $3.75 million.

         (g) Hokua. In July 2003, A&B entered into a joint venture with MK Management LLC for the development of a 247-unit high-rise luxury condominium project across from the Ala Moana Beach Park in Honolulu. The project will be 40 stories tall, with four floors of parking. The first 32 residential floors include seven units each, with an average unit size of 1,760 square feet. The next four floors have five units each, with an average unit size of 2,500 square feet. The Penthouse floor contains three units, averaging 4,330 square feet each. Sales commenced in December 2002 and, as of January 31, 2005, 242 of the project's 247 units were sold under binding contracts, at an average price of $1.1 million per unit ($594 per square foot). Construction commenced in December 2003 and is expected to be completed in December 2005.

         (h) Kakaako Development. In August 2004, A&B acquired a 2.7-acre, vacant, fee simple development site near downtown Honolulu, Oahu, for $14 million. A conceptual design for a 360-unit condominium project has been developed, consisting of five floors of parking and 30 floors of residential units. The average unit size will be approximately 1,100 square feet, and will include one-, two- and three-bedroom floor plans. As required by the Hawaii Community Development Authority (HCDA), 20 percent of the units have been designated for sale to buyers earning no more than 140 percent of the Honolulu median income. A preliminary public condominium report is expected by March 2005, at which time sales will commence. Construction is expected to commence in early 2006.

         (i) Mauna Lani. In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the joint venture for $6.6 million. The conceptual plan for the project consists of 137 single-family and duplex units. An SMA amendment was submitted in October 2004 and was approved in November 2004. Site planning was completed and submitted to the Mauna Lani Design Review Committee in January 2005. Product design, site planning, grading, drainage, utility and roadway design work are being finalized. Groundbreaking is scheduled to commence in mid-2005.

         (j) HoloHolo Ku. In October 2001, A&B entered into a joint venture with Kamuela Associates, LLC for the development of 44 detached single-family homes under a Condominium Property Regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. Construction began in December 2001, and was completed in October 2003. Five homes were sold in 2002, 36 homes were sold in 2003, and the remaining three homes were sold in 2004. The average price of the 44 homes was $395,000.

         (4) Commercial Properties

         An important source of property revenue is the lease rental income A&B receives from its leased portfolio, currently consisting of approximately 5.1 million leasable square feet of commercial building space, ground leases on 266 acres for commercial use, and leases on 10,719 acres for agricultural/pasture use.

         (a)      Hawaii Commercial Properties

         A&B's Hawaii commercial properties portfolio consists primarily of seven retail centers, eight office buildings and three industrial properties, comprising approximately 1.7 million square feet of leasable space. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai. The average occupancy for the Hawaii portfolio was 90 percent in 2004, unchanged from 2003. In 2004, A&B sold a 0.9-acre leased fee parcel in Kahului, Maui.

         The primary Hawaii commercial properties are as follows:

                                                                                            Leasable Area
Property                                      Location               Type                      (sq. ft.)
--------                                      --------               ----                   -------------

Maui Mall...............................    Kahului, Maui            Retail                    192,600
Mililani Shopping Center................    Mililani, Oahu           Retail                    180,300
Pacific Guardian Complex................    Honolulu, Oahu           Office                    139,300
Kaneohe Bay Shopping Center.............    Kaneohe, Oahu            Retail                    124,500
P&L Warehouse...........................    Kahului, Maui            Industrial                104,100
Kahului Shopping Center.................    Kahului, Maui            Retail                     99,600
Ocean View Center.......................    Honolulu, Oahu           Office                     99,200
Hawaii Business Park....................    Pearl City, Oahu         Industrial                 85,200
Haseko Center...........................    Honolulu, Oahu           Office                     84,100
One Main Plaza..........................    Wailuku, Maui            Office                     82,800
Wakea Business Center...................    Kahului, Maui            Industrial/Retail          61,500
Kahului Office Building.................    Kahului, Maui            Office                     56,800
Napili Plaza............................    Napili, Maui             Retail                     45,200
Fairway Shops at Kaanapali..............    Kaanapali, Maui          Retail                     35,100
Kahului Office Center...................    Kahului, Maui            Office                     31,300
Stangenwald Building....................    Honolulu, Oahu           Office                     27,100
Port Allen Marina Center ...............    Port Allen, Kauai        Retail                     23,600
Judd Building...........................    Honolulu, Oahu           Office                     20,200



         Several other commercial projects are being, or have been developed or acquired, on Maui and Oahu, including:

         (i) Triangle Square. Previous construction at the 12-acre Triangle Square commercial project in Kahului, Maui includes two retail buildings with a combined leasable area of 42,600 square feet, a BMW car dealership and three other improved commercial properties under long-term ground leases. In January 2004, Hawaii's first Krispy Kreme store opened for business on a 0.9-acre ground leased parcel. During 2004, an SMA permit was processed for a 6,500-square-foot build-to-suit Acura dealership on 1.1 acres and a 4,500-square-foot build-to-suit auto value center on 1.6 acres, and approval was obtained on January 11, 2005.

       (ii) Maui Business Park. Located in Kahului, Maui, the initial phase of Maui Business Park, developed between 1995 and 2000, consists of approximately
69.4 saleable acres, subdivided into 41 lots, having an average size of 23,700 square feet, and three bulk parcels. The property is zoned for light industrial/commercial uses.

         From 1995 through 1998, a total of 26.4 acres were sold, including 20.3 acres for the development of a 349,300-square-foot retail center, whose anchor tenants are Borders Books & Music, Lowe's, OfficeMax and Old Navy. From 1999 to 2003, a total of 35.6 acres were sold, including a 12.8-acre parcel to Home Depot, which completed a 135,000-square-foot store in May 2001, and a 14-acre parcel to Wal-Mart, which completed a 142,000-square-foot store in October 2001.

         During 2004, eight half-acre lots (5.9 acres) were sold at an average price of $27 per square foot. As of January 31, 2005, the last three lots in Maui Business Park (1.8 acres) were sold at an average price of $28 per square foot.

         In May 2002, the Maui County Council approved the inclusion of approximately 179 acres in the Wailuku-Kahului Community Plan for the future expansion of Maui Business Park. In May 2003, A&B filed a petition with the SLUC to redesignate 138 acres from Agricultural to Urban. (Seven acres are currently designated Urban, and an additional 34 acres have already received tentative approval for designation as Urban.) In February 2004, the SLUC approved the reclassification of 138 acres to Urban. In April 2004, A&B filed a zoning change application for the 179 acres and an SLUC application for the final Urban approval for the 34 acres. An SLUC hearing on the 34 acres is scheduled in early 2005 and County hearings on the zoning application will commence after the SLUC has granted final urban designation for the 34 acres.

      (iii) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres, developed between 1999 and 2002. The property was subdivided into 61 lots, having an average size of 29,100 square feet. During 2004, 22 lots were sold, at an average price of $28 per square foot. As of December 31, 2004, a total of 54 lots (24 acres) were sold, at an average price of $25 per square foot. In January 2005, three lots closed at an average price of $32 per square foot, while four lots (2.2 acres) remain unsold.

       (iv) Kunia Shopping Center. In November 2002, A&B acquired a 4.6-acre, fee simple vacant parcel for $2.65 million. The parcel, which is zoned for retail use, is located in Kunia, Central Oahu (near the Royal Kunia and Village Park residential communities) and is planned to be developed as a 50,000-square-foot neighborhood retail center, plus three pad sites. As of January 31, 2005, leases were signed for about 52 percent of the space, and letters of intent were signed for an additional 30 percent. In-line tenants include Starbucks, Jamba Juice, T-Mobile, Baskin-Robbins, Fantastic Sam's, Quizno's and various local retailers, restaurateurs and service providers. Construction commenced in August 2004 and is projected to be completed in June 2005, at which time tenant improvements will commence. Opening is scheduled for October 2005.

        (v) Alakea Corporate Tower. In March 2003, A&B acquired a Class A 31-story office building in downtown Honolulu (since re-named Alakea Corporate Tower), for $20 million. The building contains approximately 158,300 square feet of office space, and was acquired with the intent of converting the building into, and selling, fee simple office condominium units. In October 2003, a final public condominium report was issued for the project and sales commenced with eight whole floors closing in 2003. In 2004, 17.5 floors were sold. The 25.5 floors have been sold at an average price of $1.1 million per floor. The remaining 5.5 floors are in escrow, at an average sales price of $1.0 million per floor.

       (vi) Daiei Retail Parcel. On February 1, 2005, A&B acquired the fee simple interest in a four-acre income-producing parcel located in central Honolulu for $19.3 million. The property is fully leased to The Daiei (USA), Inc. until 2018, which operates the 105,000-square-foot retail store on the premises. The parcel is fully entitled for commercial and high-rise residential use.

         (b)      U.S. Mainland Commercial Properties

         On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code
Section 1031. The sale of Ontario Pacific Business Centre, a 246,100-square-foot industrial property located in Ontario, California, was completed on January 12, 2005, and the sale of Northwest Business Center, an 87,000-square-foot industrial/office building located in San Antonio, Texas, was completed on January 26, 2005. Excluding these two properties, A&B's Mainland portfolio currently includes approximately 3.4 million square feet of leasable area, comprising eight retail centers, four office buildings and six industrial properties, as follows:


                                                                                            Leasable Area
Property                                      Location               Type                      (sq. ft.)
--------                                      --------               ----                   --------------


Ontario Distribution Center.............    Ontario, CA              Industrial                898,400
Sparks Business Center..................    Sparks, NV               Industrial                396,100
Centennial Plaza........................    Salt Lake City, UT       Industrial                244,000
Valley Freeway Corporate Park...........    Kent, WA                 Industrial                229,100
Boardwalk Shopping Center...............    Round Rock, TX           Retail                    184,600
San Pedro Plaza.........................    San Antonio, TX          Office                    163,700
2868 Prospect Park......................    Sacramento, CA           Office                    161,700
Arbor Park Shopping Center..............    San Antonio, TX          Retail                    139,500
Mesa South Shopping Center..............    Phoenix, AZ              Retail                    133,600
San Jose Avenue Warehouse...............    City of Industry, CA     Industrial                126,000
Southbank II............................    Phoenix, AZ              Office                    120,800
Village at Indian Wells.................    Indian Wells, CA         Retail                    104,600
2450 Venture Oaks.......................    Sacramento, CA           Office                     99,000
Broadlands Marketplace..................    Broomfield, CO           Retail                     97,900
Carefree Marketplace....................    Carefree, AZ             Retail                     85,000
Marina Shores Shopping Center...........    Long Beach, CA           Retail                     67,700
Vista Controls Building.................    Valencia, CA             Industrial/Office          51,100
Wilshire Center.........................    Greeley, CO              Retail                     46,500



         A&B's Mainland commercial properties achieved an average occupancy rate of 95 percent in 2004 (compared with 93 percent in 2003). The increase was due primarily to additions of fully-leased properties to the portfolio.

         In 2002, A&B expanded its development activities to Valencia, California, a fast growing region north of Los Angeles with favorable demographics and strong economic growth. A&B will continue its search for Mainland expansion opportunities in other growing markets. The following development projects have been secured to date in Valencia:

        (i) Westridge Executive Plaza. In January 2003, A&B signed a joint venture agreement with Westridge Executive Building, LLC, for the development of a 63,000-square-foot office building. Construction commenced in January 2003 and was completed in January 2004. As of January 2005, the building was 95 percent leased. Major tenants include Wells Fargo, Pardee Homes and Realty Executives.

       (ii) Crossroads Plaza. In June 2004, A&B signed a joint venture agreement with Intertex Hasley, LLC, to form Crossroads Plaza Development Partners, LLC, for the development of a 62,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land. The property was acquired in August for $3.5 million. Site planning and design have been completed and pre-leasing has commenced. Groundbreaking is expected to occur in mid-2005.

      (iii) Rye Canyon. In October 2004, a joint venture between A&B and Intertex Properties, LLC acquired, for $1.5 million, a 5.4-acre commercial-zoned parcel for the development of an 85,000-square-foot office building. Site planning and design are complete and design approvals are being sought. Marketing and pre-leasing efforts commenced in February 2005. Groundbreaking is expected to occur in mid-2005.

         C.       Food Products

         (1)      Production

         A&B has been engaged in activities relating to the production of cane sugar and molasses in Hawaii since 1870, and production of coffee in Hawaii since 1987. A&B's current food products and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company ("HC&S") division, (2) a coffee farm on the island of Kauai, operated by its Kauai Coffee Company, Inc. ("Kauai Coffee") subsidiary, (3) its Kahului Trucking & Storage, Inc. ("KT&S") subsidiary, which provides sugar and molasses hauling and storage, as well as petroleum hauling, mobile equipment maintenance and repair services and self-service storage facilities on Maui and
(4) its Kauai Commercial Company, Incorporated subsidiary, which provides services on Kauai similar to those provided by KT&S on Maui, as well as general trucking services.

         HC&S is Hawaii's largest producer of raw sugar, having produced approximately 198,800 tons of raw sugar in 2004, or about 77 percent of the raw sugar produced in Hawaii (compared with 205,700 tons, or about 79 percent in 2003). The decrease in production was due primarily to rainy weather early in the year that affected planting, harvesting and milling operations; and to yield losses attributable to a significant drought during the first year of crop growth and the reappearance of leaf scald disease, which had been dormant for years. Total Hawaii sugar production, in turn, amounted to approximately three percent of total U.S. sugar production. HC&S harvested 16,890 acres of sugar cane in 2004 (compared with 15,660 in 2003). More acres were harvested in 2004 to compensate for the yield losses noted above. Yields averaged 11.8 tons of sugar per acre in 2004 (compared with 13.1 in 2003). The average cost per ton of sugar produced at HC&S was $435 in 2004 (compared with $422 in 2003). The increase in cost per ton was attributable to lower sugar production. As a by-product of sugar production, HC&S also produced approximately 65,100 tons of molasses in 2004 (compared with 72,500 in 2003).

         In 2004, approximately 15,500 tons of sugar (compared with 12,100 in 2003) produced by HC&S were specialty food-grade raw sugars and sold under HC&S's Maui Brand(R) trademark. A further expansion of the production facilities for these sugars is planned for 2005.

         During 2004, Kauai Coffee had approximately 3,200 acres of coffee trees under cultivation. The harvest of the 2004 coffee crop yielded approximately 1.8 million pounds of green coffee (compared with 3.3 million in 2003). The lower production was due primarily to accelerated natural drop (coffee falling off the tree) from heavy rain and wind during harvests.

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

         Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2008. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2004 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") of Part II below.

         At Kauai Coffee, coffee marketing efforts are directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the coffee crop is being marketed on the U.S. mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells roasted, packaged coffee under the Kauai Coffee(R) trademark.

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

         The overall U.S. caloric sweetener market grew until 2004. Preliminary data indicates a 1.5-percent decrease in 2004. The use of non-caloric (artificial) sweeteners accounts for a relatively small percentage of the domestic sweetener market. The use of high fructose corn syrup and artificial sweeteners is not expected to affect sugar markets significantly in the near future.

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

         U.S. domestic raw sugar prices remain below historical averages. The pricing situation continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below:

                            [CHART]

JAN-01  20.81
FEB     21.18
MAR     21.40
APR     21.51
MAY     21.19
JUN     21.04
JUL     20.64
AUG     21.01
SEP     20.87
OCT     20.85
NOV     21.19
DEC     21.35
JAN-02  21.03
FEB     20.63
MAR     19.92
APR     19.64
MAY     19.52
JUN     19.82
JUL     20.86
AUG     20.92
SEP     21.65
OCT     22.05
NOV     22.22
DEC     21.94
JAN-03  21.62
FEB     21.67
MAR     22.14
APR     21.87
MAY     21.80
JUN     21.55
JUL     21.32
AUG     21.29
SEP     21.34
OCT     20.97
NOV     20.90
DEC     20.38
JAN-04  20.54
FEB     20.59
MAR     20.86
APR     20.86
MAY     20.69
JUN     19.96
JUL     20.15
AUG     20.09
SEP     20.47
OCT     20.31
NOV     20.41
DEC     20.54

         Liberalized international trade agreements, such as the General Agreement on Tariffs and Trade, or GATT, include provisions relating to agriculture that can affect the U.S. sugar or sweetener industries materially. Recent negotiations under the U.S.-Central America Free Trade Agreement, or CAFTA, as well as other trade discussions, have resulted in lower U.S. sugar prices.

         Kauai Coffee competes with coffee growers located worldwide, including in Hawaii. Coffee commodity prices have partially recovered from near record lows.

         (4)      Properties and Water

         The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including about 900 acres leased from the State of Hawaii, about 700 acres leased from the Department of Hawaiian Home Lands and 1,300 acres under lease from private parties. Approximately 37,000 acres are under cultivation, and the balance either is used for contributory purposes, such as roads and plant sites, or is not suitable for cultivation.

         McBryde owns approximately 9,500 acres of land on Kauai, of which approximately 2,400 acres are used for watershed and other conservation uses, approximately 3,400 acres are used by Kauai Coffee and the remaining acreage is leased to various agricultural enterprises for cultivation of a variety of crops and for pasturage.

         It is crucial for HC&S and Kauai Coffee to have access to reliable sources of water supply and efficient irrigation systems. A&B's plantations conserve water by using a "drip" irrigation system that distributes water to the roots through small holes in plastic tubes. All but a small area of the cultivated cane land farmed by HC&S is drip irrigated. Also, all of Kauai Coffee's fields are drip irrigated.

         A&B owns 16,000 acres of watershed lands on Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 38,000 acres owned by the State of Hawaii on Maui, which over the years has supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending the conclusion of a contested case hearing before the Board on the request for the long-term lease, the Board has renewed the existing permits on a holdover basis.

         D.       Employees and Labor Relations

         As of December 31, 2004, A&B and its subsidiaries had approximately 2,056 regular full-time employees. About 995 regular full-time employees were engaged in the food products segment, 942 were engaged in the transportation segment, 46 were engaged in the real estate segment, and the balance was in administration. Approximately 50 percent were covered by collective bargaining agreements with unions.

         At December 31, 2004, the active Matson fleet employed seagoing personnel in 262 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore. Approximately 22 percent of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

         Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

         Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. Matson's agreements with the Seafarer's International Union and shore-based units of the Sailors Union of the Pacific and the Marine Firemen's Union are expected to be renewed in mid-2005 without service interruption.

         SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA and SSAT are members of the Pacific Maritime Association which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu and on the island of Hawaii. Matson Terminals is a member of the Hawaii Stevedore Industry Committee which, on behalf of its members, negotiates with the ILWU in Hawaii.

         During 2004, Matson renewed its collective bargaining agreement with ILWU clerical workers at Long Beach through June 2007 without service interruption.

         During 2004, Matson contributed to multiemployer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson's determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 ("Employee Benefit Plans") to A&B's financial statements in Item 8 of Part II below.

         Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees will expire January 31, 2008. One of the collective bargaining agreements covering the two ILWU bargaining units at Kahului Trucking & Storage, Inc. was extended in 2003 and will expire June 30, 2008, and the other general agreement will expire March 31, 2006. There are two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU. The agreement covering the production unit employees was renegotiated in 2004 and will expire April 30, 2007. The agreement covering the clerical employees is still being negotiated, and they are currently working under an extended agreement. No interruption in service is anticipated at this time. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated and expires January 31, 2007.

         E.       Energy

         Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2004, Matson vessels purchased approximately 1.87 million barrels of residual fuel oil (compared with 1.7 million barrels in 2003).

         Residual fuel oil prices paid by Matson started in 2004 at $27.92 per barrel and ended the year at $27.29. The low for the year was $26.21 per barrel in January and the high was $42.31 in October. Sufficient fuel for Matson's requirements is expected to be available in 2005.

         As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and bio-diesel (recycled cooking oil) to produce power during factory shutdown periods when bagasse is not being produced. In 2004, HC&S produced and sold, respectively, approximately 209,000 MWH and 93,700 MWH of electric power (compared with 211,500 MWH produced and 82,200 MWH sold in 2003). The increase in power sold was due to heavy rain for the first half of 2004, which increased hydroelectric power production and decreased irrigation pumping of well water. In addition, HC&S limited irrigation pumping of well water during the second half of 2004 to sell additional power. HC&S's oil use decreased to approximately 11,300 barrels in 2004, from approximately 17,900 barrels used in 2003. Coal use for power generation approximated that of the prior year at 52,000 short tons.

         In 2004, McBryde produced approximately 36,500 MWH of hydroelectric power (compared with 30,100 MWH in 2003). Power sales in 2004 amounted to approximately 30,500 MWH (compared with 21,200 MWH in 2003). The increase in power production and sales was due primarily to heavy rainfall in 2004.

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

         On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board (the "Board"), alleging that Sea-Land Services, Inc., APL and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. In 2002, APL was dismissed as a defendant based on the statute of limitations. On April 23, 2002, the parties filed initial briefs addressing the appropriate rate reasonableness methodology to be applied. The parties filed reply briefs on June 17, 2002. The Board canceled the oral argument scheduled for February 10, 2005 and placed the proceeding in abeyance until the Government of Guam confirms that it is ready to proceed.

         In August 2001, HC&S self-reported to the State of Hawaii Department of Health (the "DOH") possible violations of state and federal air pollution control regulations relating to a boiler at HC&S's Maui sugar mill. The boiler was constructed in 1974 and HC&S thereafter operated the boiler in compliance with the permits issued by the DOH. Because the boiler is fueled with less than 50 percent fossil fuels and is therefore a "biomass boiler" under state air pollution control rules, the DOH initially concluded, and the DOH permits reflected, that the boiler was not subject to the more stringent regulations applicable to "fossil fuel-fired" boilers. In 2001, HC&S identified federal regulatory guidance that provides that a boiler that burns any amount of fossil fuel may be a "fossil fuel-fired boiler." HC&S then voluntarily reported the possible compliance failures to the DOH. In September 2003, the DOH issued to HC&S a Notice and Finding of Violation and proposed penalty of $1.98 million. The amount of the penalty is being contested. In the opinion of management, after consultation with counsel, this matter will not have a material adverse effect on A&B's financial statements, and appropriate accruals for this matter have been recorded.

         In January 2004, a petition was filed by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources (the "BLNR") declare that A&B and its subsidiaries (collectively, the "Company") have no current legal authority to continue to divert water from streams in East Maui for use in the Company's sugar growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company objected to the petition, asked the BLNR to conduct administrative hearings on the matter and requested that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license.

         Since the filing of the petition, the Company has been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. An interim agreement was entered into during the first quarter of 2004 between the parties to allow the improvements to be completed, deferring the administrative hearing process. That agreement, however, has since expired without renewal by the petitioners. Nevertheless, the Company has continued to make improvements to the water systems.

         The administrative hearing process on the petition is continuing, and the Company continues to object to the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar operations.

         On October 19, 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against both an unrelated company and HC&S, to order the companies to leave all water of four streams on the west side of Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, on June 25, 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that it is currently diverting, it may have an adverse effect on the Company's sugar operations.


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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX." As of February 7, 2005, there were 3,792 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

         A summary of daily stock transactions is listed in the Nasdaq National Market Issues section of major newspapers. Trading volume averaged 220,300 shares a day in 2004, compared with 155,900 shares a day in 2003 and 150,600 in 2002.

         The quarterly high and low sales prices and closing prices, as reported by The Nasdaq Stock Market, and cash dividends paid per share of common stock, for 2004 and 2003, were as follows:

                             Dividends                  Market Price
                               Paid          High           Low          Close
                               ----          ----           ---          -----

         2004
         ----
         First Quarter         $0.225       $35.14         $31.41        $32.96
         Second Quarter         0.225        34.97          29.05         33.45
         Third Quarter          0.225        34.24          30.15         33.94
         Fourth Quarter         0.225        44.74          33.27         42.42

         2003
         ----
         First Quarter         $0.225       $26.90         $23.50        $24.86
         Second Quarter         0.225        27.70          24.35         26.10
         Third Quarter          0.225        30.03          25.76         28.36
         Fourth Quarter         0.225        34.60          27.94         33.75



         Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends each quarter since 1903. The most recent increase in the quarterly dividend rate was effective the first quarter of 1998, from 22 cents per share to 22.5 cents. In 2004, dividend payments to shareholders totaled $38.3 million, which was 38 percent of reported net income for the year. The following dividend schedule for 2005 has been set, subject to final approval by the Board of
Directors:

     Quarterly Dividend     Declaration Date     Record Date     Payment Date
     ------------------     ----------------     -----------     ------------

         First                 January 27        February 18          March 3
         Second                  April 28             May 12           June 2
         Third                    June 23           August 4      September 1
         Fourth                October 27        November 10       December 1

         A&B common stock is included in the Dow Jones U.S. Transportation Average, the Dow Jones U.S. 65 Stock Composite, the Dow Jones U.S. Industrial Transportation Index, the Dow Jones Marine Transportation Index, the S&P MidCap 400, the Russell 2000 Index and the Russell 3000 Index.

         During 2004, A&B repurchased 76,200 shares of its stock for an average price of $29.95 per share. There were no shares of A&B common stock repurchased by the Company during 2003 or 2002. A&B's Board of Directors has authorized A&B to repurchase up to two million shares of its common stock.

         Also during 2004, 58,804 shares were returned to the Company in connection with the exercise of options to purchase shares of the Company's stock. The fair value averaged $37.56 per share. Of these shares, 44,540 were returned to the Company during the fourth quarter at an average value of $39.02 per share.

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

         Securities authorized for issuance under equity compensation plans as of December 31, 2004, included:


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

                                           (a)                           (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans               1,723,276                       $27.61                     1,481,363*
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    --                            --                          198,342**
----------------------------------------------------------------------------------------------------------------------
Total                                   1,723,276                       $27.61                     1,679,705
----------------------------------------------------------------------------------------------------------------------


      * Under the 1998 Plan, 173,187 shares may be issued either as restricted stock grants or option grants.

     ** A&B has two compensation plans under which its stock is authorized for issuance and that were adopted without the approval of its security holders. (1) Under A&B's Non-Employee Director Stock Retainer Plan, each outside Director is issued a stock retainer of 300 A&B shares after each year of service on A&B's Board of Directors. Those 300 shares vest immediately and are free and clear of any restrictions. These shares are issued in January of the year following the year of the Director's service to A&B. (2) Under A&B's Restricted Stock Bonus Plan, the Compensation Committee identifies the executive officers and other key employees who participate in one- and three-year performance improvement incentive plans and formulates performance goals to be achieved for the plan cycles. At the end of each plan cycle, results are compared with goals, and awards are made accordingly. Participants may elect to receive awards entirely in cash or up to 50 percent in shares of A&B stock and the remainder in cash. If a participant elects to receive a portion of the award in stock, an additional 50 percent stock bonus may be awarded. In general, shares issued under the Restricted Stock Bonus Plan may not be traded for three years following the award date; special vesting provisions apply for the death, termination or retirement of a participant.

         Of the 198,342 shares that were available for future issuance, 7,950 shares were available for future issuance under the Non-Employee Director Stock Retainer Plan and 190,392 shares were available for issuance under the Restricted Stock Bonus Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (dollars and shares in millions, except per-share amounts):

                                                  2004            2003             2002           2001            2000
                                                --------        --------         --------       --------       ----------

Revenue:
  Transportation:
       Ocean transportation                     $    850.1      $    776.3       $    686.9     $    682.3     $    714.7
       Logistics services                            376.9           237.7            195.1          122.0          132.4
   Real Estate:
       Leasing                                        83.8            80.3             73.1           70.7           62.1
       Sales                                          82.3            63.8             93.0           89.2           46.3
       Less amounts reported in discontinued
           operations1                                (5.1)          (42.5)           (76.9)         (14.8)         (14.5)
   Food Products                                     112.8           112.9            112.7          106.0          107.5
   Reconciling items7                                 (6.5)            --               --              --             --
                                                ----------      ----------       ----------     ----------     ----------
           Total revenue                        $  1,494.3      $  1,228.5       $  1,083.9     $  1,055.4     $  1,048.5
                                                ==========      ==========       ==========     ==========     ==========

Operating Profit:
   Transportation:
       Ocean transportation                     $    108.3      $     93.2       $     42.4     $     60.7     $     94.0
       Logistics services                              8.9             4.3              3.1            1.6           (0.3)
   Real Estate:
       Leasing                                        38.8            37.0             32.9           34.1           30.1
       Sales                                          34.6            23.9             19.4           17.9           24.2
       Less amounts reported in discontinued
           operations1                                (3.3)          (20.9)           (21.2)          (8.1)          (7.8)
   Food Products                                       4.8             5.1             13.8            5.7            7.5
                                                ----------      ----------       ----------     ----------     ----------
           Total operating profit                    192.1           142.6             90.4          111.9          147.7
   Write-down of long-lived assets2                    --             (7.7)             --           (28.6)            --
   Gain on sale of investment3                         --              --               --           125.5             --
   Dividends and other                                 --              --               --             2.1            3.0
   Interest expense, net8                            (12.7)          (11.6)           (11.6)         (18.6)         (24.3)
   General corporate expenses                        (20.3)          (15.2)           (13.2)         (13.2)         (11.6)
                                                ----------      ----------       ----------     ----------     ----------
           Income from continuing
           operations before income taxes and
           accounting changes                        159.1           108.1             65.6          179.1          114.8
   Income taxes                                      (60.4)          (39.8)           (20.7)         (64.4)         (41.6)
                                                ----------      ----------       ----------     ----------     ----------
   Income from continuing operations            $     98.7      $     68.3       $     44.9     $    114.7     $     73.2
                                                ==========      ==========       ==========     ==========     ==========

Identifiable Assets:
   Transportation5                              $    953.4      $    981.9       $    880.1     $    888.2     $    911.1
   Real Estate6                                      661.0           612.8            500.3          476.1          440.5
   Food Products                                     152.8           154.4            163.4          153.3          197.1
   Other                                              11.0            10.5              8.9           26.8          117.3
                                                ----------      ----------       ----------     ----------     ----------
           Total assets                         $  1,778.2      $  1,759.6       $  1,552.7     $  1,544.4     $  1,666.0
                                                ==========      ==========       ==========     ==========     ==========

Capital Expenditures:
   Transportation5                              $    128.7      $    133.4       $     10.5     $     59.7     $     40.2
   Real Estate4,6                                     10.9           107.7             83.7           72.0           44.8
   Food Products                                      10.2            12.6              9.9            9.4           21.7
   Other                                               1.4             1.7              0.9            0.3            0.2
                                                ----------      ----------       ----------     ----------     ----------
           Total capital expenditures           $    151.2      $    255.4       $    105.0     $    141.4     $    106.9
                                                ==========      ==========       ==========     ==========     ==========

Depreciation and Amortization:
   Transportation5                              $     58.0      $     51.9       $     51.0     $     55.4     $     54.6
   Real Estate1, 6                                    12.3            11.3              9.1            7.8            6.0
   Food Products                                       9.0             8.2              8.5            9.1            8.3
   Other                                               0.4             0.3              0.4            0.5            0.5
                                                ----------      ----------       ----------     ----------     ----------
           Total depreciation and
           amortization                         $     79.7      $     71.7       $     69.0     $     72.8     $     69.4
                                                ==========      ==========       ==========     ==========     ==========




                                                  2004            2003             2002           2001            2000
                                               ----------      ----------       ---------      ----------      -------
Earnings per share:
  From continuing operations before
  accounting change:
           Basic                                $    2.32       $    1.64        $    1.09      $    2.83      $    1.79
           Diluted                              $    2.29       $    1.63        $    1.09      $    2.82      $    1.79
  Net Income:
           Basic                                $    2.37       $    1.95        $    1.42      $    2.73      $    2.21
           Diluted                              $    2.33       $    1.94        $    1.41      $    2.72      $    2.21

Return on beginning equity                          12.4%           11.2%             8.2%          15.9%          13.5%
Cash dividends per share                        $    0.90       $    0.90        $    0.90      $    0.90      $    0.90

At Year End
  Shareholders of record                            3,792           3,959            4,107          4,252          4,438
  Shares outstanding                                 43.3            42.2             41.3           40.5           40.4
  Long-term debt - non-current                        214             330              248            207            331



See Note 1 of Item 8 for information regarding changes in presentation for certain revenues and expenses.
1 Prior year amounts restated for amounts treated as discontinued operations.
2 The 2003 and 2001 write-downs were for an "other than temporary" impairment in the Company's investment in C&H.
3 In 2001, the Company sold its holdings in BancWest, realizing a gain of approximately $125.5 million.
4 Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.
5 Includes both Ocean Transportation and Integrated Logistics.
6 Includes Leasing, Sales and Development activities.
7 Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.
8 Includes Ocean Transportation interest expense of $5.7 million for 2004, $2.6 million for 2003, $2.4 million for 2002, $5.1 million for 2001 and $8.1 million for 2000.

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

FORWARD-LOOKING STATEMENTS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

         1)   economic conditions in Hawaii and elsewhere;
         2)   market demand;
         3) competitive factors, such as the entrance of new competitor capacity in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
         4) renewal or replacement of significant agreements including, but not limited to, lease agreements and Matson's alliance and charter agreement with American President Lines, Ltd.;
         5)   significant fluctuations in fuel prices;
         6) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
         7) availability of water for irrigation and to support real estate development;
         8)   performance of unconsolidated affiliates and ventures;
         9) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
         10)  vendor and labor relations in Hawaii, the U.S. Pacific Coast,
              Guam and other locations where the Company has operations;
         11)  risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations;
         12)  performance of pension assets;
         13) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
         14)  resolution of tax issues with the IRS or state tax authorities;
         15)  acts of war and terrorism;
         16)  risks associated with current or future litigation; and
         17) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.


CONSOLIDATED RESULTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
(dollars in millions, except per-share amounts)            2004                 2003                 2002
------------------------------------------------------------------------------------------------------------------
Operating Revenue                                        $   1,494            $  1,229             $   1,084
Operating Costs and Expenses                             $   1,329            $  1,113             $   1,006
Other Income and (Expenses)                              $      (6)           $     (8)            $     (12)
Income Taxes                                             $      60            $     40             $      21
Net Income                                               $     101            $     81             $      58
Other Comprehensive Income (Loss)                        $      (1)           $     19             $     (27)
------------------------------------------------------------------------------------------------------------------
Basic Earnings Per Share                                 $    2.37            $   1.95             $    1.42
------------------------------------------------------------------------------------------------------------------

         Operating Revenue for 2004 increased $265 million, or 22 percent, compared with 2003. Logistics services contributed 52 percent to the increase due to a late 2003 business acquisition and top-line business growth. Ocean transportation contributed 26 percent of the increase due principally to increased volumes and rate actions. Property sales contributed 20 percent. Property leasing and food products revenue were comparable to 2003. The property leasing and property sales revenue included in the Consolidated Statements of Income are stated after subtracting discontinued operations.

         Operating revenue for 2003 increased $145 million, or 13 percent, compared with 2002. Ocean transportation contributed 61 percent of the increase due principally to the addition of terminal handing charges, an increase in cargo volume and other rate actions. Logistics services contributed 30 percent to the increase due to top-line business growth. Property leasing contributed 10 percent due principally to purchases of new income-producing properties and increased rents and occupancies. Property sales and food products revenue were comparable to 2002. The property leasing and property sales revenue included in the Consolidated Statements of Income are stated after subtracting discontinued operations.

         Because the Company regularly develops and sells income-producing real estate, the revenue trends for these two segments are best understood before subtracting discontinued operations. This analysis is provided in the Analysis of Operating Revenue and Profit below.

         Operating Costs and Expenses for 2004 increased by $216 million, or 19 percent, compared with 2003. Costs of logistics services increased $130 million due to business growth. Cost of transportation services increased by $67 million due to higher terminal and vessel operating costs (both of which were due to higher volume), a 2003 $17 million pension settlement gain, an accrual in 2003 for the settlement of a claim with the State of Hawaii and improved performance of joint ventures. Costs of property sales and leasing services, after removing discontinued operations, increased $26 million due to property sales and routine operating and maintenance costs. Cost of agricultural goods and services declined $3 million compared with 2003. Selling, General and Administrative costs increased by $4 million due to consulting costs for Sarbanes-Oxley section 404 readiness, audit fees, increased accruals for incentive plans, and higher non-qualified benefit plans expenses.

         Operating Costs and Expenses for 2003 increased by $107 million, or 11 percent, compared with 2002. Cost of transportation services increased by $26 million due to higher terminal and vessel operating costs (both of which were due to higher volume), higher pension costs of $10 million and an accrual of $5 million in 2003 for the settlement of a claim with the State of Hawaii offset by improved performance of joint ventures and by a pension settlement gain of $17 million that resulted from the formation of a new Hawaii Terminals Multiemployer Plan. Costs of logistics services increased $40 million due to business growth. Costs of property sales and leasing services, after removing discontinued operations, increased by $7 million due to increased operating and maintenance costs. Cost of agricultural goods and services increased by $9 million due to higher pension, personnel, maintenance and insurance costs. Selling, General and Administrative costs increased by $17 million due to higher pension, health benefit, and business insurance costs. Operating costs for 2003 also include an $8 million write-down of the carrying value of C&H.

         Additional information about year-to-year fluctuations is included under the caption Analysis of Operating Revenue and Profit.

         Other Income and Expenses is composed of equity in earnings of real estate joint ventures, interest revenue and interest expense. Interest expense of $13 million for 2004 was $1 million higher than in 2003 due principally to a smaller mix of variable rate debt partially offset by lower debt balances. 2003 interest expense was substantially the same as the amount reported in 2002.

         Income Taxes were higher for 2004 compared with 2003 due primarily to higher pre-tax income and a higher effective tax rate of 38 percent versus 37 percent for 2003. Income taxes were higher for 2003 compared with 2002 due to both higher pre-tax income and a higher tax rate. The 2002 effective tax rate was 33 percent.

         Other Comprehensive Income or Loss for 2004, 2003 and 2002 comprised the minimum pension liability adjustments (Note 10 in Item 8 of the Company's 2004 Form 10-K) and the change in fair value of the treasury lock agreement (Note 8 in Item 8 of the Company's 2004 Form 10-K).

ANALYSIS OF OPERATING REVENUE AND PROFIT

         Detailed information related to the operations and financial performance of the Company's Industry Segments is included in Note 14 in Item 8 of the Company's 2004 Form 10-K. The following information should be read in relation to information contained in that Note.

Transportation Industry


Ocean Transportation; 2004 compared with 2003
---------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)         2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                     $   850.1            $   776.3               10%
Operating profit            $   108.3            $    93.2               16%
--------------------------------------------------------------------------------
Volume (units)
Hawaii containers            169,600              162,400                 4%
Hawaii automobiles           157,000              145,200                 8%
Guam containers               17,200               17,800                -3%
--------------------------------------------------------------------------------

         Transportation - Ocean Transportation revenue of $850.1 million for 2004 was 10 percent higher than the $776.3 million reported in 2003. Of this increase, 38 percent was due to improved yields and rate actions, 38 percent was due to higher container and automobile volume, 17 percent was to mitigate increased fuel costs through a bunker fuel surcharge, and the remaining 7 percent was due to purchased transportation services, vessel charters and other factors. To mitigate the effects of fluctuating fuel costs, Matson charges a fuel surcharge.

         For 2004, Hawaii Service container volume was 4 percent higher than in 2003 and automobile volume was 8 percent higher reflecting higher market growth due, in part, to the improving Hawaii economy. Automobile volume increases also reflect rental fleet replacements.

         Operating profit of $108.3 million for 2004 was $15.1 million greater than the $93.2 million reported for 2003 reflecting principally $42.7 million of favorable revenue yields, cargo mix, higher cargo volume and vessel charters, the non-recurrence of a 2003 expense of $4.7 million to settle an excise tax issue with the State of Hawaii, $3.7 million of lower overhead costs and $2.6 million of higher returns from joint ventures. These favorable factors were partially offset by $24.6 million of higher vessel operating costs due principally to the addition, in second half of 2004, of two vessels in the Hawaii Service to accommodate the higher volume and to ensure customer shipping needs were met during recent Southern California terminal labor shortages and $7.9 million for net benefit plan expenses (mostly due to the non-recurrence of a 2003 pension settlement gain).


Ocean Transportation; 2003 compared with 2002
---------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)        2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                    $    776.3           $    686.9               13%
Operating profit           $     93.2           $     42.4              2.2x
--------------------------------------------------------------------------------
Volume (units)
Hawaii containers            162,400              152,500                 6%
Hawaii automobiles           145,200              120,500                20%
Guam containers               17,800               16,300                 9%
--------------------------------------------------------------------------------

         Transportation - Ocean Transportation revenue of $776.3 million for 2003 was 13 percent higher than the $686.9 million reported in 2002. Of this increase, 57 percent was due to the terminal handling charges and other rate actions, and 43 percent was due to higher container and automobile volume. In January 2003, to partially offset increasing terminal operation costs, Matson implemented a terminal handling charge.

         For 2003, Hawaii Service container volume was 6 percent higher than in 2002 and automobile volume was 20 percent higher reflecting the recovery in westbound container volumes that had declined in the months following September 11, 2001, a carryover of freight into 2003 following West Coast port disruptions in the fourth quarter of 2002, and higher market growth due, in part, to the improving Hawaii economy.

         Automobile volume increases also reflect principally increased automobile dealer sales but also include rental fleet replacements, partly offset by the acceleration of some 2003 automobile carriage into the third quarter of 2002 in anticipation of the port disruptions. Guam Service container volume was 9 percent higher than 2002, reflecting recovery efforts following Typhoon Pongsona.

         Operating profit of $93.2 million for 2003 was $50.8 million greater than the $42.4 million reported for 2002 reflecting principally $37.2 million of favorable revenue yields and improved cargo volume, a $16.7 million pension settlement gain that resulted from Matson joining the Hawaii Terminals Multiemployer Plan, $13.1 million due to the absence of port disruptions that reduced 2002 operating results, $21.5 million due to higher margins in the Hawaii and Guam Service due to higher volume and improved terminal productivity and $8.3 million of higher returns from joint ventures. These favorable factors were partially offset by $16.9 million of higher vessel operating costs due principally to the addition of an eighth vessel in the Hawaii Service to accommodate the higher volume, $11.1 million for higher general and administrative costs, principally related to increases in pension costs, $7.2 million of higher west coast terminal costs and $4.7 million for the settlement of a claim with the State of Hawaii.


Logistics Services; 2004 compared with 2003
-------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)          2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                      $   376.9            $   237.7                59%
Operating profit             $     8.9            $     4.3               2.1x
--------------------------------------------------------------------------------


         Matson Integrated Logistics, Inc. ("MIL") provides intermodal marketing and truck brokerage services throughout North America. Revenue was $376.9 million for 2004, compared with $237.7 million in 2003. Operating profit was $8.9 million for 2004, compared with $4.3 million earned in 2003. The 2004 revenue and operating profit growth were primarily the result of the late-2003 business acquisition noted below and new revenue due to continuing business growth.

         In December 2004, MIL acquired certain assets, obligations and contracts of a Texas-based business that provides truck and rail brokerage services. In December 2003, MIL acquired $12 million of assets and the operating contracts of an Ohio-based business that provides truck brokerage services. These two business acquisitions are described more fully in Note 2 of the Consolidated Financial Statements included in Item 8.


Logistics Services; 2003 compared with 2002
-------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)           2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                       $   237.7            $   195.1                22%
Operating profit              $     4.3            $     3.1                39%
--------------------------------------------------------------------------------

         MIL revenue was $237.7 million for 2003, compared with $195.1 million in 2002. Operating profit was $4.3 million for 2003, compared with $3.1 million earned in 2002. The 2003 revenue and operating profit growth were primarily the result of new business.

         The revenue for intermodal services includes the total amount billed to customers for transportation services. The primary costs of the business include purchased transportation for that cargo. As a result, the operating profit margins for this business are consistently lower than for other A&B businesses. The primary operating profit and investment risk in the intermodal business is the quality of receivables, which are monitored closely by management.

Real Estate Industry


Leasing; 2004 compared with 2003
--------------------------------

---------------------------------------------------------------------------------------------
(dollars in millions)                 2004                 2003                Change
---------------------------------------------------------------------------------------------
Revenue                              $  83.8              $  80.3                  4%
Operating profit                     $  38.8              $  37.0                  5%
---------------------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                            95%                  93%                    2%
   Hawaii                              90%                  90%                    --
---------------------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                            3.7                  3.7                    --
   Hawaii                              1.7                  1.7                    --
---------------------------------------------------------------------------------------------

         Revenue for 2004, before subtracting amounts treated as discontinued operations, of $83.8 million was 4 percent higher than the $80.3 million reported in 2003. Operating profit, also before subtracting discontinued operations, was $38.8 million for 2004, or 5 percent higher than the $37 million earned in 2003. The higher operating profit was due primarily to the full year effect of the 2003 property purchases as well as higher rental rates and improved mainland occupancies. Mainland occupancy increased, principally due to tenancy increases in retail properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Hawaii occupancy remained unchanged from 2003. The composition of the leased portfolio remained relatively stable during 2004.


Leasing; 2003 compared with 2002
--------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                  2003          2002        Change
--------------------------------------------------------------------------------
Revenue                                $  80.3       $  73.1        10%
Operating profit                       $  37.0       $  32.9        12%
--------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                               93%           92%          1%
   Hawaii                                 90%           89%          1%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                               3.7           3.3         12%
   Hawaii                                 1.7           1.6          6%
--------------------------------------------------------------------------------

         Revenue, before subtracting amounts treated as discontinued operations, was $80.3 million for 2003, or 10 percent higher than the $73.1 million reported in 2002. Operating profit, also before subtracting discontinued operations, was $37 million for 2003, or 12 percent higher than the $32.9 million earned in 2002. The higher operating profit was due primarily to the purchases of new income-producing properties as well as higher rental rates and occupancies for both the Mainland and Hawaii portfolios. These favorable factors were partially offset by increased operating costs and additional expense to repair a siding problem on a commercial building and other costs. Mainland occupancy increased, due principally to tenancy increases in industrial properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Hawaii occupancy increased, due principally to gains in office leasing.

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


Property Sales; 2004 compared with 2003 and 2002
------------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)         2004                 2003                 2002
--------------------------------------------------------------------------------
Revenue                       $  82.3              $  63.8              $  93.0
Operating profit              $  34.6              $  23.9              $  19.4
--------------------------------------------------------------------------------

         Revenue, before subtracting amounts treated as discontinued operations, from property sales was $82.3 million and operating profit was $34.6 million for 2004. Sales during 2004 primarily included (1) 33 Maui and Oahu commercial properties for $24 million, (2) three residential development parcels on Maui for $14 million, (3) 17 1/2 floors of an Oahu office condominium for $19 million and, (4) 28 Maui residential properties for $23 million. Operating profit also included the Company's share of earnings in its five real estate joint ventures, including the sales of 14 residential units on Oahu and the island of Hawaii in 2004.

         Revenue of $63.8 million and operating profit of $23.9 million in 2003 resulted from the sales of (1) a shopping center in Nevada for $24 million, (2) six commercial properties on Maui for $15 million, (3) 23 Maui and Kauai residential properties for $9 million, (4) eight office condominium floors on Oahu for $9 million, (5) seven industrial lots on Oahu for $3 million, (6) five industrial lots on Maui for $3 million and (7) two land parcels on Maui for $1 million. Operating profit also included the Company's share of earnings in two real estate joint ventures of $4 million that, combined, reflect the sales of 142 residential units on Oahu and the island of Hawaii in 2003.

         Revenue of $93 million and operating profit of $19.4 million in 2002 resulted from the sales of (1) a seven-building distribution complex in Texas for $27 million, (2) a shopping center and an industrial complex in California for $27 million, (3) several small commercial properties, an 85-acre parcel in Upcountry Maui, and nine business parcels on Oahu and Maui for $18 million, (4) 27 Maui and Kauai residential properties for $16 million and (5) a shopping center in Colorado for $5 million. Operating profit also included the Company's share of earnings in its two real estate joint ventures, reflecting the sales of five residential units in 2002.

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

         The revenue, operating profit, and after-tax effects of these transactions for 2004, 2003 and 2002 were as follows (in millions, except per-share amounts):

--------------------------------------------------------------------------------
                               2004                2003               2002
--------------------------------------------------------------------------------
Sales Revenue                 $   1.1            $  36.9             $  65.4
Leasing Revenue               $   4.0            $   5.6             $  11.5
Sales Operating Profit        $   1.5            $  17.9             $  14.6
Leasing Operating Profit      $   1.8            $   3.0             $   6.6
After-tax Earnings            $   2.0            $  13.0             $  13.3
Basic Earnings Per Share      $  0.05            $  0.31             $  0.33
--------------------------------------------------------------------------------

         2004: The sale of a Maui property was classified as a discontinued operation. In addition, two office and one light industrial properties met the criteria for classification as discontinued operations even though the Company had not sold the properties by the end of 2004. One of the office properties and the light industrial property were sold in January 2005 for $18 million and $6 million, respectively.

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

Food Products Industry

Food Products; 2004 compared with 2003
--------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)           2004                 2003                Change
--------------------------------------------------------------------------------
Revenue                       $   112.8            $   112.9                 --
Operating profit              $     4.8            $     5.1                -6%
--------------------------------------------------------------------------------
Tons sugar sold                 198,800              205,700                -3%
--------------------------------------------------------------------------------

         Revenue of $112.8 million and operating profit of $4.8 million for 2004 was about the same as the amounts reported in 2003. Higher power sales volume and prices of $5.5 million, higher Maui Brand Sugar and Kauai Coffee roasted coffee sales and lower operating costs were fully offset by $4 million of lower raw sugar prices, $3 million of lower raw sugar production volume, an expense of $1.6 million to reduce the carrying cost of coffee inventory to the amount it expects to realize when inventories are sold, and lower molasses sales.

         Compared with 2003, sugar production was 6,900 tons lower due to adverse weather conditions and yield losses. The average revenue per ton of sugar for 2004 was 5 percent lower than in 2003. Power sales of $15.3 million were 56 percent higher than the full year 2003.

         Coffee production of 1.8 million pounds for 2004 was 1.5 million pounds lower than the 3.3 million pounds produced in 2003. This lower production was principally due to heavy rain and wind on Kauai during the harvest season that knocked coffee cherries off the trees and reduced the ability to harvest coffee. The lower coffee harvest resulted in a lower-of-cost-or-market adjustment of $1.6 million in the fourth quarter of 2004.

         Approximately 92 percent of the Company's sugar production was sold to Hawaiian Sugar & Transportation Cooperative ("HS&TC") during 2004 under a standard marketing contract. HS&TC sells its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company. For 2003, approximately 94 percent of total production was sold to HS&TC.


Food Products; 2003 compared with 2002
--------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)           2003                 2002                Change
--------------------------------------------------------------------------------
Revenue                        $  112.9             $   112.7                --
Operating profit               $    5.1             $    13.8              -63%
--------------------------------------------------------------------------------
Tons sugar sold                 205,700               215,900               -5%
--------------------------------------------------------------------------------

         Revenue of $112.9 million for 2003 approximated revenue reported in 2002, but operating profit declined by 63 percent. Compared with 2002, the 10,200 fewer tons of sugar sold was offset by higher raw sugar prices and an increase in specialty sugar sales that improved revenue by $4 million and increased power sales that added $1 million to revenue. Average revenue per ton of sugar for 2003 was 4 percent higher than in 2002.

         Operating profit declined due to higher 2003 costs, with those costs being spread over 10,200 fewer tons of sugar. Operating costs were approximately $9 million higher than 2002 primarily due to $4 million higher pension and personnel costs, $1 million of higher maintenance costs and $1 million higher insurance costs. 2003 operating profit also was reduced for an accrual related to the proposed penalty discussed under "Environmental Matters." Year-over-year results were also affected by the 2002 sale of obsolete equipment at a gain of $1 million.

         Coffee production of 3.3 million pounds for 2003 was approximately 500,000 pounds higher than the 2.8 million pounds produced in 2002. Coffee operating profit for 2003 was approximately break-even.

SUBSEQUENT EVENTS

         On February 24, 2005, Matson announced that it will replace its existing Guam service with an integrated Hawaii/Guam/China service beginning in February 2006 upon the termination of the APL alliance. The service will employ three existing Matson containerships along with two new containerships to be purchased from Kvaerner Philadelphia Shipyard, Inc. ("Kvaerner") in a five-ship string that carries cargo from the U.S. West Coast to Honolulu, then to Guam, and eventually to China. In China, the vessels will be loaded with cargo destined for the U.S. West Coast. The Guam service strategy involves re-deploying into the Hawaii service three C-9 class vessels that currently serve Guam.

         Also on February 24, 2005, Matson entered into agreements with Kvaerner to purchase two containerships at a cost of $144.4 million each. The cost is expected to be funded with the Capital Construction Fund, surplus cash, and external borrowings. The first ship is expected to be delivered in June 2005, with the second ship in May 2006. Payment in full is required upon the delivery of each ship. Matson has the right to assign the agreements to a third party. Matson expects that any such assignment would be made in conjunction with its time chartering the use of such vessels.

         In connection with the two purchase agreements Matson entered into a right of first refusal agreement with Kvaerner, which provides that, after the second containership is delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Kvaerner that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an eight percent discount off of a third party's proposed contract price, or decline to exercise its right of first refusal and be paid eight percent of such price. Notwithstanding the above, if Matson and Kvaerner agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an eight percent discount.

ECONOMIC OUTLOOK AND INDUSTRY GROWTH OPPORTUNITIES

         The economy in the State of Hawaii remains strong. At this point, the two primary "drivers" of Hawaii's growth remain in good shape - the visitor industry and strong real estate/construction.

         Preliminary visitor industry figures for 2004 reflected record domestic arrivals. Combined with an early stage recovery in international visitors, new all-time records were set in 2004 in total visitor-days - a primary measure of economic contribution - and in total visitor expenditures. Total hotel revenue also reached an all-time record in 2004. All three of these measures bettered their respective levels in 2000, the previous high point.

         Construction enjoyed its fifth consecutive annual increase and the forecast for 2005 reflects a sizeable 13.8 percent rise. The growth is based on the combination of continuing strong private residential markets and the replacement/refurbishment of military housing.

         Hawaii's average unemployment rate was 3.4 percent for 2004, with the December monthly rate at three percent, versus the national rate of 5.4 percent. Forecasts indicate continued job growth in Hawaii in 2005.

         Other measures of economic activity, such as retail sales of automobiles and light trucks, remain at or near all-time highs. Although the local inflation rate is likely to rise because of Hawaii's high exposure to energy and housing costs, the rate of inflation is still expected to be moderate. By all present indications, Hawaii will continue to enjoy moderate, sustainable economic growth in the near future.

         The Company believes that the economic growth in its core markets will continue in the near term. While benefiting from this growth, A&B plans some shifts in its strategies for A&B Properties and Matson. The Company's growth strategies will be guided by two primary objectives: (1) sustaining profit momentum at Matson in spite of external challenges and (2) continued success in identifying and investing in profitable real estate.

         The Company is targeting long-term annual earnings growth of approximately 10 to 12 percent, although yearly growth rates will be influenced by competitive factors, the transition to Matson's new Hawaii/Guam/China service upon the expiration of the APL alliance, and the pace and timing of real estate activity. In particular, 2006 will be impacted by the initiation of the new Hawaii/Guam/China service and, as a result, earnings growth is not expected. (See discussion of Hawaii/Guam/China service on page 37). Business growth will be financed by both the Company's cash flow and by debt facilities. As of year end, the Company's debt to debt-plus-equity ratio was 21 percent and it has sufficient unused credit facilities in place to finance a significant portion of its growth plans. The Company is also positioned well for obtaining additional financing sources.

         The composition of the Company's assets is currently about half in transportation, about 40 percent in real estate and less than 10 percent in food products. The Company's long-term strategic intent is to bring real estate and transportation into balance via an active real estate investment program, including land acquisitions, development of new and current projects and maintenance of income-producing properties. Matson's purchase of two new containerships in 2005 and 2006 will temporarily increase its share of total capital. Other Matson spending over the next several years is expected to be modest. Capital spending for the food products businesses is expected to be modest as well.

         Real Estate: A&B is targeting, subject to market demand, approximately 13 to 15 percent long-term earnings growth in its real estate businesses. This is expected to be achieved through completion of existing projects, continued strength in its income portfolio and maintaining a pipeline of new developments. A number of opportunities are currently under consideration; some of these new opportunities may be in new types of properties.

         In recent years the Company has begun two significant projects, the acquisition and ensuing development and sale of 270 acres of undeveloped land at Wailea on Maui and the development of a 1,000-acre project at Kukui'ula on Kauai in a partnership with an affiliate of DMB Associates, Inc. The Company is looking for additional investments to complement these two longer-term projects. A&B, however, will also continue pursuing projects with a 2-5 year return horizon. Of the Wailea properties, the Company currently plans to sell about 60 acres in bulk sales and develop, either by itself or through joint ventures, about 120 acres. The remaining acreage could be either developed or sold, depending on market factors.

         A facet of plans for continued growth of the real estate business will be expanding the use of joint ventures. Joint ventures have benefited A&B by dispersing risk among a greater number of projects and enable the Company to partner with businesses that have complementary expertise, thereby creating greater value than pursuing the same opportunities alone.

         The Company also intends to increase monetization of non-essential lands. These include lands that are not used for agriculture and that have little or no foreseeable development potential.

         Transportation: A&B is targeting long-term earnings growth at Matson of approximately 8 to 10 percent, although this growth will be irregular as new competition enters the Hawaii market and a new Hawaii/Guam/China service is implemented following the expiration of Matson's alliance with American President Lines, Ltd. in February 2006. As described on page 37, the transition to the Hawaii/Guam/China service is expected to reduce earnings in 2006. Long-term growth is expected as a result of the strong Hawaii economy, the development of the eastbound China trade and continued growth in the logistics business.

         Competition in the Hawaii Service is expected to increase in 2005 due to entry into the Hawaii trade by the operator of a new dedicated automobile and truck carrier, with a stated carrying capacity of 3,000 automobiles every two weeks beginning in the second quarter of 2005. The operator announced that it will target automobiles, buses, trucks and other large and oversize rolling stock, and that it signed a multi-year contract with an automobile manufacturer that is a current Matson customer, for which Matson moved approximately 20,000 westbound automobiles in 2004. Matson is well-positioned to compete with the new entrant. Partially offsetting the loss of business to the new entrant, Matson recently received a multi-year commitment from an automobile manufacturer that previously was the customer of a different competitor. While the new entrant into the Hawaii market is expected to have some adverse effect, its near-term impact cannot be estimated, and the long-term impact will not be known for some time. The total Hawaii-Mainland auto carriage market is approximately 190,000 automobiles per year.

         MIL is expected to continue growing through both the development of existing business relationships and through acquisitions. The intermodal business is fragmented and MIL expects to take advantage of synergistic acquisitions.

         Food Products: A&B, through its Hawaiian Commercial & Sugar ("HC&S") operations on Maui produces approximately 77 percent of the state's sugar. HC&S' strengths in this price-constrained business are its irrigation infrastructure, innovative uses of technology, its workforce and a strong union relationship. While agriculture remains the best and highest use for much of the Company's land, it faces declining margins on the sale of commodity products. For that reason, the business strategy for food products is to expand its Maui Brand Sugar products, develop new sources of energy sales and develop new revenue sources from sugar byproducts. In addition, because raw sugar production is mostly a fixed cost operation, A&B continues to focus on higher production volume and yields.

         The U.S. Congress included a $7.2 million appropriation for the Hawaii sugarcane producers in the Military Construction Appropriations Conference Report as part of a broad disaster relief effort. The Company expects to benefit by about $5.5 million during the first quarter of 2005 as a result of this appropriation.

FINANCIAL CONDITION AND LIQUIDITY

         Debt and Liquid Resources: Liquid resources of the Company, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $633 million at December 31, 2004, an increase of $88 million from December 31, 2003. This net increase was due primarily to $47 million in higher available balances on revolving credit and private placement shelf facilities, $36 million of higher cash and cash equivalent balances and $21 million of increased receivables.

         Working Capital: Working capital was $53 million at December 31, 2004, a decrease of $11 million from the balance at the end of 2003. The lower working capital was due primarily to $20 million higher accounts payable balances, $16 million increase in current portion of long-term debt and $15 million of accrued deposits to the Capital Construction Fund, partially offset by an increase of $36 million in cash and cash equivalents and $21 million of higher receivable balances. The higher other current liability balance was due primarily to nonqualified employee benefit plan reclassifications from non-current and deferred operating revenue. The higher accounts payable balance was primarily due to the growth of logistics services business.

         At December 31, 2004, the Company had receivables totaling $181 million, compared with $160 million a year earlier. These amounts were net of allowances for doubtful accounts of $14 million and $12 million, respectively. The increase in receivables was mainly the result of increased business activity, particularly strong cargo volumes in the transportation businesses late in the year. The Company's management believes that the quality of these receivables is good and that its reserves are adequate. Cash balances were higher due to strong cash flows during the second half of the year combined with the timing of redeployment opportunities and low debt balances that could be repaid at year-end. At the end of 2004, the Company accrued $15 million as a planned deposit to its Capital Construction Fund. This accrual represents a claim against current assets and demonstrates the Company's intention to deposit these funds into the CCF, thereby enabling the Company to deduct the accrued deposit in calculating its 2004 tax payments. The fluctuations in other working capital accounts resulted from normal operating activities.

         Long-Term Debt and Credit Facilities: Long-term debt, including current portion of long-term debt and current notes payable, was $245 million at the end of 2004 compared with $345 million at the end of 2003. This $100 million decline was the net result of retiring Matson's $100 million commercial paper program, the early retirement, without penalty, of a $15 million term-loan that had been assumed in connection with a 2003 real estate purchase, scheduled term debt repayments totaling $12 million and variable rate debt repayments of $131 million, partially offset by the addition of a new $55 million Title XI bond issue, described below, that partially financed the purchase of a new vessel, the MV Maunawili. The weighted average interest rate for the Company's outstanding borrowings at December 31, 2004 was approximately 5.7 percent.

         A $50 million private shelf agreement, under which Matson had already borrowed $15 million, expired in June 2004. In July, Matson renewed the agreement to $65 million, $15 million of which was outstanding, and extended the agreement to July 2007.

         In August 2004, Matson took delivery of a new vessel, the MV Maunawili. The total project cost of the vessel was financed with $55 million of U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds, a withdrawal from the Company's Capital Construction Fund ("CCF"), and operating funds.

         In August 2004, Matson repaid and retired its $100 million commercial paper program. The repayment was accomplished by a withdrawal of $100 million from the CCF. Matson also terminated a $25 million short-term revolving credit facility that served as a liquidity back-up line for the commercial paper notes.

         Also during 2004: (1) A&B increased its multibank revolving credit facility from $185 million to $200 million and extended the facility to January 2008; (2) A&B increased its uncommitted $70 million credit line to $78.5 million and extended the line to January 2006; (3) Matson renewed and extended a $50 million credit facility to December 2006; and (4) Matson reduced a $40 million revolving credit facility to $30 million.

         Credit facilities are described in Note 8 in Item 8 of the Company's 2004 Form 10-K.

         Capital Construction Fund: During 2004, the Company deposited $2 million into the CCF and withdrew approximately $142 million. At December 31, 2004, it was the Company's intention to deposit an additional $15 million into the CCF. This amount was accrued as a claim against current assets. During 2004, $100 million was withdrawn from the CCF in connection with the retirement of Matson's commercial paper program and $42 million was withdrawn for the purchase of the MV Maunawili.

         Cash Flows: Cash Flows from Operating Activities were $173 million for 2004, compared with $136 million for 2003. The higher operating cash flow was due to better operating results, the increased sales of real estate inventory, higher depreciation and fluctuations in other working capital balances.

         Capital Expenditures: For 2004, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $181 million. This was comprised principally of $41 million for real estate acquisitions and property development, $105 million for vessels, $17 million for Matson's container and operating equipment, and $10 million for agricultural projects. Of the real-estate related capital expenditures, $14 million was for purchase of land on which the Company intends to build a high rise residential building. Consistent with the intended purpose for the land, the acquisition amount was included in Cash Flows from Operating Activities.

         Tax-Deferred Real Estate Transactions: During 2004, the Company had no material tax-deferred real estate purchases or sales. During 2003, the Company recorded, on a tax-deferred basis, real-estate sales proceeds of $37 million and utilized $41 million of 2003 and 2002 sales proceeds to acquire new income-producing assets. As of December 31, 2004, $3 million was available for reinvestment on a tax-deferred basis.

INVESTMENTS

         The Company has the following principal investments, each of which is accounted for following the equity method of accounting:

              A) Crossroads Plaza: In June 2004, the Company signed a joint venture agreement with Intertex Hasley, LLC, for the development of a 62,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial land in Valencia, California, called Crossroads Plaza Development Partners, LLC ("Crossroads Plaza"). The property was acquired in August 2004 for $3.5 million. Site planning and design have been completed and pre-leasing has commenced. Groundbreaking is expected in mid-2005. The Company has a 50 percent voting interest in the Crossroads Plaza.

              B) Hokua: In July 2003, the Company entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story luxury residential condominium in Honolulu. The Company's total investment in the venture is expected to be $40 million. Approximately $36 million has been funded through December 2004. The joint venture has loan commitments totaling $130 million, of which the Company guarantees a maximum of $15 million. The Company has a 50 percent voting interest in Hokua.

              C) HoloHolo Ku: In October 2001, the Company entered into a joint venture with Kamuela Associates, LLC for the development of 44 detached single-family homes under a Condominium Property Regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. Construction began in December 2001, and was completed in October 2003. Five homes were sold in 2002, 36 homes were sold in 2003, and the remaining three homes were sold in 2004. The average price of the 44 homes was $395,000. The Company has a 50 percent voting interest in HoloHolo Ku.

              D) Kai Lani: In September 2001, the Company entered into a joint venture with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko 'Olina Resort on Oahu. Construction on the first building began in July 2002 and 105 units were sold in 2003. By the first quarter of 2004, the remaining 11 units had been sold. The average price of all 116 units was $495,000. The Company has a 50 percent voting interest in Kai Lani.

              E) Kai Malu at Wailea: In April 2004, the Company entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea on Maui. The project is planned to consist of 150 duplex units with an average size of 1,800 square feet and an average price of over $1 million.
                  In November 2004, the Planning Commission approved the issuance of a County Special Management Area ("SMA") permit for the project and a preliminary public condominium report was approved by the Hawaii Real Estate Commission for the initial 34-unit phase, enabling marketing to commence in December 2004. As of January 31, 2005, all of the 34 units in Phase I were sold under non-binding contracts at an average price of $1.1 million. Final public condominium reports for Phase I (34 units) and Phase II (54 units) were approved in February 2005, enabling binding contracts to be secured. The Company has a 50 percent voting interest in Kai Malu at Wailea.

              F) Kukui`ula: Kukui`ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`ula. The project will consist of between 1,200 to 1,500 high-end residential units. During 2003, the Company contributed to the venture title to 846 acres, a waste water treatment plant, and other improvements totaling approximately $28 million in value. The balance of the land, approximately 165 acres, is expected to be transferred to the venture in the first quarter of 2005. In July 2003, the State Land Use Commission ("SLUC") granted Urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. In July 2004, the Kauai County Council gave final zoning and visitor designation area approvals for the entire project. In August 2004, the Company exercised its option to contribute to the joint venture up to 40 percent of the project's future capital requirements. The additional investment is expected to range from $50 million to $75 million and occur over the next three to four years. Design, engineering and construction activity to date include: preparation of construction plans for onsite and offsite infrastructure, preparation and submittal to government agencies of subdivision maps for the initial phases of the project, development of potable water wells, and permitting of a new electrical substation. Design work is progressing on a sales center/model home complex, which will be constructed in 2005. For the initial phase of development, SMA approvals were secured and permit applications were submitted for improvements. Marketing of the initial phase is expected to commence in March 2005 and infrastructure construction is scheduled to commence in mid-2005. The total project cost, excluding vertical home construction, is projected to be approximately $725 million, although the maximum cash outlay will be much lower due to phasing of the project. With its additional equity investment, the Company will likely receive between 50 percent and 60 percent of the venture's returns. The Company has a 50 percent voting interest, for significant decisions of Kukui`ula.

              G) Mauna Lani: In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc. ("Brookfield") to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the joint venture for $6.6 million. The conceptual plan for the project consists of 137 single-family and duplex units. An SMA amendment was submitted in October 2004 and was approved in November 2004. Site planning was completed and submitted to the Mauna Lani Design Review Committee in January 2005. Product design, site planning, grading, drainage, utility and roadway design work are being finalized. Groundbreaking is scheduled to commence in mid-2005. The Company has a 50 percent voting interest in the venture.

              H) Rye Canyon: In October 2004, the Company acquired 5.4 acres of commercial-zoned land in Valencia, California for $1.5 million for the development, with a joint venture partner, of an 85,000-square-foot office building. Design and site planning are complete and design approvals are being sought. Marketing and pre-leasing efforts commenced in February 2005. Groundbreaking is expected to commence in mid-2005. As of December 31, 2004, the joint venture agreement had not been signed.

              I) Westridge LLC: In January 2003, the Company signed a joint venture agreement with Westridge Executive Building, LLC, for the development of a 63,000-square-foot office building. The Company has a 50 percent voting interest in Westridge LLC. Construction was completed in 2004 and the property was 91 percent leased at the end of 2004.

              J) SSA Terminals: Matson is part owner, with SSA Marine Inc., of SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson's ownership interest in SSAT is 35 percent.

              K) Sea Star Line: In August 2004, Matson sold its investment in Sea Star Line, LLC for approximately $7 million and recognized a gain of approximately $1 million. Concurrent with the sale, Matson was relieved of its $11 million guarantee obligation of Sea Star's debt.

              L) C&H: The Company owns approximately 36 percent of C&H's common voting stock, 40 percent of its junior preferred stock, and 100 percent of its senior preferred stock. Approximately 92 percent of the Company's Maui sugar production is sold to C&H through an intermediary raw sugar marketing and transportation cooperative, HS&TC. The carrying value of this investment is currently $3.8 million. In 2004, C&H's board of directors approved the hiring of an advisor to assist in selling the business. The expected proceeds from the possible sale of C&H are expected to recover the carrying value of the investment.

         The Company has evaluated investments in the aforementioned unconsolidated affiliates relative to Financial Interpretation ("FIN") Number 46 "Consolidation of Variable Interest Entities," as revised, and has determined that the investments in these affiliates are either not subject to or do not meet the consolidation requirements of FIN No. 46. Accordingly, the Company accounts for its investments following the consolidation provisions of Accounting Research Bulletin No. 51 "Consolidated Financial Statements," as amended.

         Notes 4 and 5 in Item 8 of the Company's 2004 Form 10-K provide additional information about the Company's investments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

         Contractual Obligations: At December 31, 2004, the Company had the following contractual obligations (in millions):

                                                                       Payment due by period
                                                          Less                                      More
                                                         than 1                                    than 5
       Contractual Obligations                Total       Year        1-3 Years     3-5 Years       Years
       -----------------------                -----       ----        ---------     ---------       -----
Long-term debt obligations                   $   245      $   31       $    48        $   50        $  116
Purchase obligations                              31          31            --            --            --
Post-retirement obligations                       33           3             6             6            18
Non-qualified benefit obligations                 26           4             5             3            14
Capital lease obligations                         --          --            --            --            --
Operating lease obligations                      129          19            18            10            82
                                             -------      ------       -------        ------        ------
Total                                        $   464      $   88       $    77        $   69        $  230
                                             =======      ======       =======        ======        ======

         Long-term debt obligations and lease obligations are described in Notes 8 and 9, respectively, of Item 8 of the Company's 2004 Form 10-K.

         Off Balance Sheet Arrangements: Commitments and financing arrangements that are not recorded on the Company's balance sheet at December 31, 2004, other than operating lease obligations that are shown above, in effect at the end of 2004 and 2003 included the following (in millions):


                  Arrangement                                2004
                  -----------                                ----

Capital appropriations                            (a)       $   158
Guarantee of HS&TC debt                           (b)       $    15
Guarantee of Hokua debt                           (c)       $    15
Standby letters of credit                         (d)       $    18
Bonds                                             (e)       $    14
Benefit plan withdrawal obligations               (f)       $    65



         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) At December 31, 2004, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $158 million. These expenditures are primarily for vessel maintenance, real estate investments, real estate developments, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. For 2005, internal cash flows and existing credit lines are expected to be sufficient to finance working capital needs, dividends, capital expenditures, and debt service.

         (b) The Company guarantees up to $15 million of HS&TC's $30 million revolving credit line. This agreement expires in April 2006, but is currently expected to be renewed. The HS&TC credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's current receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2004, the amount drawn was $15 million. The Company has not recorded a liability for its obligation under the guarantee because it believes that the likelihood of making any payment is remote.

         (c) A&B Properties, Inc. ("Properties") has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if, for example, Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934. The outstanding balance of the venture's construction loan at December 31, 2004 was $12 million.

         (d) The Company has arranged for standby letters of credit totaling $18 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by C&H employees prior to December 24, 1998. The letter of credit is for the benefit of the State of California Department of Industrial Relations ("CDIR"). The Company only would be called upon by the CDIR to honor this letter of credit in the event of C&H's non-payment of workers' compensation claims or insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003 but has been extended until December 31, 2005. The remaining letters of credit, totaling $3 million, are for routine insurance-related operating matters, principally in the real estate businesses.

         (e) Of the $14 million in bonds, $7 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $6 million of customs bonds. The remaining $1 million of bonds are for transportation-related matters.

         (f) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Certain of the businesses in which the Company holds non-controlling investments have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment. These investments are described above and in Notes 5 and 13 in Item 8 of the Company's 2004 Form 10-K.

         Charter Agreements Related to Guam Service: Matson and American President Lines, Ltd. ("APL") are parties to a Successor Alliance Slot Hire and Time Charter Agreement ("APL Agreement") that expires in February 2006. The APL Agreement provides the structure of an alliance through which Matson provides a weekly service to Guam. Pursuant to the APL Agreement, Matson time charters three C-9 class vessels to APL and APL reserves a designated number of container slots on each C-9 vessel as well as two additional APL vessels for Matson's exclusive use. Matson's annual time charter revenues arising from the APL Agreement are approximately $35 million, and Matson generates substantial additional revenues from its Guam trade. Taken together, such revenues contribute a significant portion of the Ocean Transportation segment's total operating profit. The APL Agreement will not be renewed after February 2006.

         Matson will replace the existing Guam service with an integrated Hawaii/Guam/China service beginning in February 2006. The service will employ three existing Matson containerships along with two new containerships to be purchased from the Kvaerner Philadelphia Shipyard in a five-ship string that carries cargo to Honolulu from the U.S. West Coast, continues to Guam and then on to China. In China, the vessels will be loaded with eastbound cargo destined for the U.S. West Coast. This service will be unique among trans-Pacific services because it will combine a secure and growing base of westbound freight to Hawaii and Guam with eastbound freight from the robust Asia market. This strategy also involves re-deploying into the Hawaii service three C-9 class vessels that currently serve Guam. The Hawaii service will benefit from this change due to fuel economies, increased cargo capacity and a deferral of expenditures for vessel replacement.

         The new Hawaii/Guam/China service will bring many operational benefits as described above, and is expected, in the long term, to present greater earnings potential than the present Guam service. The new service will, however, require a large capital investment, currently estimated at about $365 million. This includes $289 million for the new vessels, $26 million for other vessel related costs and $50 million to acquire additional containers and to make terminal improvements. Matson also will face a start-up period in the trans-Pacific eastbound trade as it makes the operational transition to a new fleet deployment, establishes a marketing organization and builds customer relationships. As with any new service, the duration and economics of the start-up period are difficult to estimate and depend on factors both within and outside the control of Matson including eastbound rate levels and growth in China-US trade. The anticipated reduction in operating profit in 2006 resulting from this operational transition is expected to be in the range of $20-25 million. This earnings gap would be expected to narrow significantly in subsequent years, with the earnings of the new service eventually exceeding the current Guam service. These figures do not reflect the impact of general market growth trends and cost reduction, business growth, and yield management initiatives separate from the Guam service, all of which would be expected to enhance earnings. Additionally, in 2006, the Company will incur interest expense in the range of approximately $12 million as a result of these capital expenditures.

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

         After HC&S self-reported, in 2001, to the State of Hawaii Department of Health ("DOH") possible violations of state and federal air pollution control regulations relating to a boiler at its Maui sugar mill, the DOH issued a notice of violation and proposed penalty of approximately $2 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the DOH in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. The amount of the penalty is being contested. The Company believes that the resolution of this matter will not have a material effect on the Company's consolidated financial statements and that appropriate accruals for this matter have been recorded.

         Additionally, in late 2003 the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site. The Company has accrued approximately $2.3 million for the estimated remediation cost.

         Other Contingencies: In January 2004, a petition was filed by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources ("BLNR") declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar-growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company objected to the petition, asked the BLNR to conduct administrative hearings on the matter and requested that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license.

         Since the filing of the petition, the Company has been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. An interim agreement was entered into during the first quarter of 2004 between the parties to allow the improvements to be completed, deferring the administrative hearing process. That agreement, however, has since expired without renewal by the petitioners. Nevertheless, the Company has continued to make improvements to the water systems.

         The administrative hearing process on the petition is continuing, and the Company continues to object to the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar-growing operations.

         In October 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against both an unrelated company and HC&S, to order the companies to leave all water of four streams on the west side of the Island of Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, in June 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that it is currently diverting, it may have an adverse effect on the Company's sugar-growing operations.

         The Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with other claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

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

         Depreciation: Depreciation requires an estimate by management of the useful life of each property item as well as an allocation of the costs associated with a property to its various components. These assessments are based on industry information as well as the Company's experience with similar assets. If the Company changed its allocation of costs or changed the estimates of useful lives of property, depreciation expense could be different.

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

         Unconsolidated Affiliates: The Company accounts for its investments in unconsolidated affiliates under the equity method when the Company's ownership interest is more than 20 percent but less than 50 percent and the Company does not exercise direct or indirect control over the investee. Factors that are considered in determining whether or not the Company exercises control include rights of partners regarding significant business decisions, including dispositions and acquisitions of assets, board and management representation, financing decision making, operating and capital budget approvals and contractual rights of partners. To the extent that the Company is deemed to control these entities, the entities would have to be consolidated. This would affect the balance sheet, operations, and debt covenants.

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

         Voyage Revenue: The Company recognizes voyage revenue using the percentage completion method that is based on the relative transit times between reporting periods. These transit times are very predictable, but if the Company incorrectly estimates transit times due to unforeseen delays in transit, revenue could be over or under stated.

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

         Pension and Post-retirement Estimates: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. Assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its estimates for 2004, the more significant of which, relating to its defined benefit pension plans are stated below, are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         Pension income (expense) related to the Company's qualified pension plans were $(2) million, $2 million, and $1 million for 2004, 2003, and 2002, respectively. The Company expects that, in 2005, the qualified plan expense will not be significant.

         The valuation assumptions used for the Company's pension plans for each of the three years were as follows:

                                            Pension Benefits
                                       --------------------------
                                       2004      2003      2002
                                       ----      ----      ----
Discount rate                          6.00%     6.25%     6.50%
Expected return on plan assets         8.50%     8.50%     9.00%
Rate of compensation increase          4.00%     4.00%     4.25%


         The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with third-party firms used by the Company for pension management and actuarial valuations. One-, three-, and five-year pension returns were 11.5 percent, 5.1 percent, and 0.5 percent, respectively. Since 1989, the average return has been approximately 10 percent. These returns have approximated benchmark returns used by the Company to evaluate performance of its fund managers. The Company's weighted-average asset allocations at December 31, 2004 and 2003, and 2004 year-end target allocation, by asset category, were as follows:



                                           Target        2004        2003
                                           ------        ----        ----
Domestic equity securities                   60%          61%         60%
International equity securities              10%          15%         13%
Debt securities                              15%          14%         16%
Real Estate                                  15%          10%         10%
Other and cash                                --           --          1%
                                            ----         ----        ----
  Total                                     100%         100%        100%
                                            ====         ====        ====


         The Company bases its determination of pension expense or income on Statement of Financial Accounting Standards No. 87, which reduces year-to-year volatility. Investment gains and losses are the difference between actual returns on plan assets and expected returns. The cumulative investment gains or losses are recognized over periods ranging from four to 16 years. The Company uses shorter amortization periods for certain plans because the benefits offered under these plans are re-negotiated and updated more frequently than those under the other benefit plans.

         The discount rate used for determining the year-end benefit plan obligation was calculated by the Company's actuary using a weighting of expected benefit payments and rates associated with high-quality corporate bonds for each year of expected payment to derive an estimated rate at which the benefits could be effectively settled at December 31, 2004, rounded to the nearest quarter percent.

         Lowering the expected long-term rate of return on the Company's qualified plan assets from 8.5 percent to 8.0 percent would have reduced pre-tax pension income for 2004 by approximately $1 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $2 million.

         The value of qualified plan assets increased from $274 million at the beginning of 2004 to $295 million at the end of the year. The 2004 net increase was primarily the result of an actual return of $30 million, plus $4.7 million of Company contributions to the pension plan, and less benefit payments of $14 million. At 2004 year end the projected benefit obligation was $274 million. Plan funding was 108 percent at 2004 year-end compared with 105 percent at 2003 year-end. The Company does not expect to make any cash funding into its qualified plans during 2005.

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

         Management Changes: The following management changes occurred during 2004 and through February, 2005:

         o Christopher J. Benjamin was promoted to vice president and chief financial officer of A&B effective February 9, 2004.

         o  John F. Gasher, A&B vice president, retired effective January 1,
            2005.

         o Yolanda V. Gonzalez joined Matson Navigation Company as vice president, human resources effective June 14, 2004.

         o Paul W. Hallin was promoted to senior vice president, development of A&B Properties, Inc. effective January 1, 2004.

         o David I. Haverly was promoted to vice president, asset management at A&B Properties, Inc. effective January 1, 2005.

         o Merle A. K. Kelai, Matson vice president, retired effective February 1, 2005.

         o Charles W. Loomis was promoted to associate general counsel of A&B effective February 9, 2004. Mr. Loomis is also a vice president of A&B Properties, Inc.

         o Diane M. Shigeta was promoted to vice president of A&B Properties, Inc. effective July 1, 2004.

         o Richard B. Stack, Jr. was promoted to vice president, development at A&B Properties, Inc. effective January 1, 2005.

         o Thomas A. Wellman was promoted to vice president, treasurer and controller effective February 9, 2004. Mr. Wellman is also vice president, treasurer and controller of A&B Properties, Inc.

         o Michael G. Wright was promoted to senior vice president, acquisitions and investments of A&B Properties, Inc. effective January 1, 2004.

         o Ruthann S. Yamanaka joined A&B as vice president, human resources effective September 1, 2004.


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

         At December 31, 2004 the Company's interest rate lock agreement that reduced the exposure to interest rate risk associated with future debt issuances for the financing of a new vessel, had been settled. This is described under the caption "Interest Rate Hedging" in Note 8 of Item 8. A&B believes that, as of December 31, 2004, its exposure to market risk fluctuations for its financial instruments is not material.

         The following table summarizes A&B's debt obligations at December 31, 2004, presenting principal cash flows and related interest rates by the expected fiscal year of repayment. Variable interest rates represent the weighted-average rates of the portfolio at December 31, 2004. A&B estimates that the carrying value of its debt is not materially different from its fair value.


                                                Expected Fiscal Year of Repayment as of December 31, 2004
                          ---------------------------------------------------------------------------------------

                             2005         2006        2007         2008        2009     Thereafter      Total
                             ----         ----        ----         ----        ----     ----------      -----
                                                          (dollars in millions)

Fixed rate                  $  23.9      $  23.9     $  23.9      $  24.9     $  24.9    $  116.7       $ 238.2
Average interest rate         6.77%        6.78%       6.80%        6.06%       6.06%       5.07%
Variable rate               $   7.0           --          --           --          --          --       $   7.0
Average interest rate         2.83%           --          --           --          --          --


         A&B's sugar plantation, HC&S, has a contract to sell its raw sugar production through 2008 to Hawaiian Sugar & Transportation Cooperative ("HS&TC"), an unconsolidated sugar and marketing cooperative, in which A&B has an ownership interest. Under that contract, the price paid will fluctuate with the New York No. 14 Contract settlement price for domestic raw sugar, less a fixed discount. A&B also has an agreement with C&H Sugar Company, Inc., the primary purchaser of sugar from HS&TC, which allows A&B to forward price, with C&H, a portion of its raw sugar deliveries to HS&TC. That agreement has a provision that permits, under certain circumstances, the sales of sugar at a floor price.

         A&B has no direct material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this ffects tourism in Hawaii.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                            Page
                                                                            ----

         Management's Reports.............................................   46
         Reports of Independent Registered Public Accounting Firm.........   47
         Consolidated Statements of Income................................   49
         Consolidated Statements of Cash Flows............................   50
         Consolidated Balance Sheets......................................   51
         Consolidated Statements of Shareholders' Equity..................   52
         Notes to Consolidated Financial Statements
    1.   Summary of Significant Accounting Policies.......................   53
    2.   Subsequent Events and Acquisitions...............................   59
    3.   Discontinued Operations..........................................   60
    4.   Impairment of Long-Lived Assets and Investments..................   61
    5.   Investments in Affiliates........................................   61
    6.   Property ........................................................   64
    7    Capital Construction Fund........................................   64
    8.   Notes Payable and Long-term Debt.................................   65
    9.   Leases...........................................................   67
    10.  Employee Benefit Plans...........................................   68
    11.  Income Taxes.....................................................   72
    12.  Stock Options and Restricted Stock...............................   73
    13.  Commitments, Guarantees, Contingencies and Related Party
           Transactions...................................................   75
    14.  Industry Segments................................................   77
    15.  Quarterly Information (Unaudited)................................   79
    16.  Parent Company Condensed Financial Information...................   81

MANAGEMENT'S REPORTS

MANAGEMENT'S RESPONSIBILITY ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Management of Alexander & Baldwin, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

      o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;
      o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting only provides reasonable assurance with respect to financial statement presentation and preparation. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), has issued an audit report on Management's assessment of the Company's internal control over financial reporting. That report appears on page 48 of this Form 10-K.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Management is also responsible for preparing the accompanying consolidated financial statements and related notes accurately and objectively. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America, consistently applied, and necessarily include amounts based on judgments and estimates made by Management. Management also prepared the other information in this annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The Company's consolidated financial statements have been audited by Deloitte and its report appears on page 47 of this Form 10-K. Management has made available to Deloitte all of the Company's financial records and related data. Furthermore, Management believes that all representations made to Deloitte during its audit were valid and appropriate.

The Board of Directors, through its Audit Committee (composed solely of independent directors), oversees Management's responsibilities in the preparation of the consolidated financial statements. The Audit Committee appoints the independent auditors, subject to shareholder ratification. The Audit Committee meets regularly with the external and internal auditors to evaluate the effectiveness of their work in discharging their respective responsibilities and to assure their independent and free access to the Committee.


/s/ W. Allen Doane                        /s/ Christopher J. Benjamin
------------------                        ---------------------------
W. Allen Doane                            Christopher J. Benjamin
President and Chief Executive Officer     Vice President and Chief Financial
Officer                                   Officer
February 24, 2005                         February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Honolulu, Hawaii
February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited management's assessment, included in the accompanying Management's Reports - Management's Responsibility on Internal Control over Financial Reporting, that Alexander & Baldwin, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Honolulu, Hawaii
February 24, 2005



                            ALEXANDER & BALDWIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)

Year Ended December 31,                                                 2004           2003           2002
-----------------------                                                 ----           ----           ----
Operating Revenue:
    Ocean transportation                                              $    846        $    776      $     687
    Logistics services                                                     377             238            195
    Property leasing                                                        79              75             61
    Property sales                                                          81              27             28
    Food products                                                          111             113            113
                                                                      --------        --------      ---------
        Total revenue                                                    1,494           1,229          1,084
                                                                      --------        --------      ---------
Operating Costs and Expenses:
    Cost of transportation services                                        668             601            575
    Cost of logistics services                                             345             215            175
    Cost of property sales and leasing services                             83              57             50
    Cost of agricultural goods and services                                105             108             99
    Selling, general and administrative                                    128             124            107
    Impairment loss for operating investment                                --               8             --
                                                                      --------        --------      ---------
        Total operating costs and expenses                               1,329           1,113          1,006
                                                                      --------        --------      ---------
Operating Income                                                           165             116             78
Other Income and (Expense)
    Equity in income (loss) of real estate affiliates                        3               4             --
    Interest income                                                          4              --             --
    Interest expense                                                       (13)            (12)           (12)
                                                                      --------        --------      ---------
Income From Continuing Operations Before Income Taxes                      159             108             66
    Income taxes                                                            60              40             21
                                                                      --------        --------      ---------
Income From Continuing Operations                                           99              68             45
    Income from discontinued operations, net of income
    taxes (see Notes 2 and 3)                                                2              13             13
                                                                      --------        --------      ---------

Net Income                                                                 101              81             58
Other Comprehensive Income (Loss):
    Minimum pension liability adjustment (net of taxes of $1,
        $(13) and $16)                                                      (2)             20            (25)
    Change in cash flow hedge (net of taxes)                                 1              (1)            (2)
                                                                      --------        --------      ---------
Comprehensive Income                                                  $    100        $    100      $      31
                                                                      ========        ========      =========

Basic Earnings per Share of Common Stock:
    Continuing operations                                             $   2.32        $   1.64      $    1.09
    Discontinued operations                                               0.05            0.31           0.33
                                                                      --------        --------      ---------
    Net income                                                        $   2.37        $   1.95      $    1.42
                                                                      ========        ========      =========
Diluted Earnings per Share of Common Stock:
    Continuing operations                                             $   2.29        $   1.63      $    1.09
    Discontinued operations                                               0.04            0.31           0.32
                                                                      --------        --------      ---------
    Net income                                                        $   2.33        $   1.94      $    1.41
                                                                      ========        ========      =========

Average Common Shares Outstanding                                         42.6            41.6           41.0








See notes to consolidated financial statements.


                            ALEXANDER & BALDWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

Year Ended December 31,                                              2004            2003            2002
                                                                     ----            ----            ----
Cash Flows from Operations:
    Net income                                                    $   101          $    81         $    58
    Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization                                  80               73              71
        Deferred income taxes                                         (11)              (6)             10
        Gains on disposal of assets                                   (12)             (18)            (20)
        Equity in (income) loss of affiliates                          (9)              (9)              5
        Write-down of long-lived assets and  investments               --                8              --
    Changes in assets and liabilities:
        Accounts and notes receivable                                 (21)               3             (23)
        Inventories                                                     1               (1)              1
        Prepaid expenses and other assets                             (14)               3              (9)
        Deferred drydocking costs                                       9                1             (11)
        Pension and post-retirement assets and obligations              3               (1)             (2)
        Accounts and income taxes payable                              26               16             (21)
        Other liabilities                                              20                6              (7)
    Real Estate Developments Held for Sale:
        Real estate inventory sales                                    30               15              13
        Expenditures for new real estate inventory                    (30)             (35)             (9)
                                                                  -------          -------         -------
            Net cash provided by operations                           173              136              56
                                                                  -------          -------         -------
Cash Flows from Investing Activities:
    Capital expenditures for property and developments               (151)            (214)            (45)
    Receipts from disposal of income-producing
        property, investments and other assets                         22                8              21
    Deposits into Capital Construction Fund                            (2)              (4)            (58)
    Withdrawals from Capital Construction Fund                        142               47               5
    Payments for purchases of investments                             (39)             (17)             (6)
    Proceeds from sale and maturity of investments                      7                6              --
                                                                  -------          -------         -------
            Net cash provided by (used in) investing activities       (21)            (174)            (83)
                                                                  -------          -------         -------
Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                           56              293              73
    Payments of long-term debt                                       (158)            (233)            (31)
    Proceeds (payments) from short-term
        borrowings - net                                               --               --             (12)
    Repurchases of capital stock                                       (2)              --              --
    Proceeds from issuance of capital stock                            26               20              16
    Dividends paid                                                    (38)             (37)            (37)
                                                                  -------          -------         -------
            Net cash provided by (used in) financing activities      (116)              43               9
                                                                  -------          -------         -------
Cash and Cash Equivalents:
    Net increase (decrease) for the year                               36                5             (18)
    Balance, beginning of year                                          6                1              19
                                                                  -------          -------         -------
    Balance, end of year                                          $    42          $     6         $     1
                                                                  =======          =======         =======
Other Cash Flow Information:
    Interest paid, net of amounts capitalized                     $   (14)         $   (11)        $   (12)
    Income taxes paid, net of refunds                                 (61)             (45)            (52)
Non-cash Activities:
    Tax-deferred property sales                                        --               34              68
    Tax-deferred property purchases                                    --              (41)            (60)


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per-share amount)

                                                                                               December 31
                                                                                         2004               2003
                                                                                         ----               ----
                                     ASSETS
Current Assets
    Cash and cash equivalents                                                        $      42          $       6
    Accounts and notes receivable, less allowances of $14 and $12 million                  181                160
    Sugar and coffee inventories                                                             4                  5
    Materials and supplies inventories                                                      11                 11
    Real estate held for sale                                                               35                 30
    Deferred income taxes                                                                   10                 15
    Prepaid expenses and other assets                                                       20                 20
    Accrued deposits, net to Capital Construction Fund                                     (15)                --
                                                                                     ---------          ---------
            Total current assets                                                           288                247
Investments in Affiliates                                                                  111                 68
Real Estate Developments                                                                    82                 77
Property - net                                                                           1,133              1,079
Capital Construction Fund                                                                   40                165
Pension Assets                                                                              65                 62
Other Assets -  net                                                                         59                 62
                                                                                     ---------          ---------
            Total                                                                    $   1,778          $   1,760
                                                                                     =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Notes payable and current portion of long-term debt                              $      31          $      15
    Accounts payable                                                                       115                 95
    Payrolls and vacation due                                                               19                 20
    Uninsured claims                                                                        16                 10
    Income taxes payable                                                                     6                  1
    Post-retirement benefit obligations -- current portion                                   3                  3
    Accrued and other liabilities                                                           45                 39
                                                                                     ---------          ---------
            Total current liabilities                                                      235                183
                                                                                     ---------          ---------
Long-term Liabilities
    Long-term debt                                                                         214                330
    Deferred income taxes                                                                  339                356
    Post-retirement benefit obligations                                                     45                 44
    Uninsured claims and other liabilities                                                  41                 36
                                                                                     ---------          ---------
            Total long-term liabilities                                                    639                766
                                                                                     ---------          ---------
Commitments and Contingencies
Shareholders' Equity
    Capital stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding,
        43.3 million shares in 2004 and 42.2 million shares in 2003                         35                 35
    Additional capital                                                                     150                112
    Accumulated other comprehensive loss                                                    (9)                (8)
    Deferred compensation                                                                   (2)                --
    Retained earnings                                                                      741                684
    Cost of treasury stock                                                                 (11)               (12)
                                                                                     ---------          ---------
            Total shareholders' equity                                                     904                811
                                                                                     ---------          ---------
            Total                                                                    $   1,778          $   1,760
                                                                                     =========          =========


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                     (In millions, except per-share amounts)


                                             Capital Stock                            Accumulated
                                 -------------------------------------                   Other
                                       Issued            In Treasury                    Compre-
                                 ------------------    ---------------                  hensive     Deferred
                                             Stated                        Additional   Income      Compen-     Retained
                                  Shares     Value     Shares     Cost      Capital     (Loss)       sation     Earnings
                                  ------     -----     ------     ----      -------      ------     --------    --------


Balance, December 31, 2001         44.4      $  33       3.9     $ (12)      $  67          --           --      $  623
Stock options exercised - net       0.7          1       --         --          17          --           --          --
Issued - incentive plans            --          --       --         --           1          --           --          --
Minimum pension liability           --          --       --         --          --        $(25)          --          --
Cash flow hedge                     --          --       --         --          --          (2)          --          --
Net income                          --          --       --         --          --          --           --          58
Cash dividends                      --          --       --         --          --          --           --         (37)
                                  -----      -----      ----     -----       -----        ----        -----      ------
Balance, December 31, 2002         45.1         34       3.9       (12)         85         (27)          --         644

Stock options exercised - net       0.9          1       --         --          26          --           --          (4)
Issued - incentive plans            --          --      (0.1)       --           1          --           --          --
Minimum pension liability           --          --       --         --          --          20           --          --
Cash flow hedge                     --          --       --         --          --          (1)          --          --
Net income                          --          --       --         --          --          --           --          81
Cash dividends                      --          --       --         --          --          --           --         (37)
                                  -----      -----      ----     -----       -----        ----        -----      ------
Balance, December 31, 2003         46.0         35       3.8       (12)        112          (8)          --         684

Shares repurchased                 (0.1)         0        --        --          --          --           --          (2)
Stock options exercised - net       1.0          0        --        --          34          --           --          (4)
Issued - incentive plans            0.1          0      (0.1)        1           4          --        $  (2)         --
Minimum pension liability           --          --       --         --          --          (2)          --          --
Cash flow hedge                     --          --       --         --          --           1           --          --
Net income                          --          --       --         --          --          --           --         101
Cash dividends                      --          --       --         --          --          --           --         (38)
                                  -----      -----      ----     -----       -----        ----        -----      ------
Balance, December 31, 2004         47.0      $  35       3.7     $ (11)      $ 150        $ (9)       $  (2)     $  741
                                  =====      =====      ====     =====       =====        ====        =====      ======


Note: Certain amounts shown as '0' due to rounding.



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

         Real Estate - purchasing, developing, selling, managing, leasing and investing in commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         Food Products - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generating and selling electricity.

         Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly owned subsidiaries ("the Company"), after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have control are accounted for under the equity method. Generally, these are investments in businesses in which the Company's ownership is between 20 percent and 50 percent.

         Segment Information: The Company has five segments operating in three industries: Transportation, Real Estate, and Food Products. The Transportation industry is comprised of ocean transportation and logistics services segments. The Real Estate industry is comprised of leasing and property sales segments. The Company reports segment information in the same way that management assesses segment performance. For purposes of certain segment disclosures, such as identifiable assets, the Company's development activities are included with the property sales segment. Additional information regarding these segments is found in Note 14.

         Cash and Cash Equivalents: Cash equivalents are composed of highly liquid investments with an original maturity of three months or less and which have no significant risk of change in value.

         Allowances for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to "Accounts and notes receivable," for the three years ended December 31, 2004 were as follows (in millions):

                  Balance at                        Write-offs       Balance at
               Beginning of year      Expense       and Other       End of Year
               -----------------      -------       ---------       -----------

2002                $   7              $   5          $  (1)            $  11
2003                $  11              $   5          $  (4)            $  12
2004                $  12              $   6          $  (4)            $  14

         Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market value.

         Drydocking: Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping's alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service carrying cargo between U.S. marine terminals. Vessels must undergo regular inspection, monitoring and maintenance, referred to as "drydocking," to maintain the required operating certificates. These drydocks occur on scheduled intervals ranging from two to five years, depending on the vessel age. Because the drydocks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydocks are deferred and amortized until the next regularly scheduled drydock period. Deferred amounts are included on the Consolidated Balance Sheets in other current and non-current assets. Amortized amounts are charged to operating expenses in the Consolidated Statements of Income. Changes in deferred drydocking costs are included in the Consolidated Statements of Cash Flows in Cash Flows from Operations.

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

         Real Estate Development: Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the Consolidated Balance Sheets. When construction is complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company's intent to sell the completed asset or to hold it as an investment. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company's intention to sell the property or to retain ownership of the property as an investment following completion of construction.

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

         Real Estate Assets: Real estate is carried at the lower of cost or fair value. Fair values generally are determined using the expected market value for the property, less sales costs. For residential units and lots held for sale, market value is determined by reference to the sales of similar property, market studies, tax assessments, and cash flows. For commercial property, market value is determined using recent comparable sales, tax assessments, and cash flows. A large portion of the Company's real estate is undeveloped land located in the State of Hawaii on the islands of Maui and Kauai. This land has a cost basis of about $150 per acre, a value much lower than fair value.

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

         Goodwill and Intangible Assets: Goodwill and intangibles are recorded on the Balance Sheets as other non-current assets. The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of a reportable goodwill asset. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of the goodwill, which is determined using estimated discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between fair value and carrying value of the intangible asset. If the carrying value exceeds fair value the intangible asset is considered impaired and is reduced to fair value. In 2004, the Company did not record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review.

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

         Real Estate Leasing Revenue Recognition: Rental revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as "rent holidays".) Differences between revenue recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized in accordance with Staff Accounting Bulletin 101, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

         Employee Benefit Plans: Certain ocean transportation subsidiaries are members of the Pacific Maritime Association ("PMA") and the Hawaii Stevedoring Industry Committee, which negotiate multiemployer pension plans covering certain shoreside bargaining unit personnel. The subsidiaries directly negotiate multiemployer pension plans covering other bargaining unit personnel. Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan. Several trusteed, noncontributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

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

                                                2004        2003        2002
                                                ----        ----        ----
Stock volatility                                22.8%       24.4%       23.4%
Expected term from grant date (in years)         5.8         5.2         5.5
Risk-free interest rate                          3.6%        3.3%        2.8%
Forfeiture discount                              6.4%        4.9%        2.9%
Dividend yield                                   2.1%        2.7%        3.4%

         Based upon the above assumptions, the computed annual weighted average fair values of employee stock options granted during 2004, 2003, and 2002 were $7.44, $5.21, and $4.44 , respectively, per option.

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share in each of the three years ended December 31, 2004, would have been as follows (in millions, except per share amounts):

                                                 2004             2003              2002
                                                 ----             ----              ----
Net Income:
  As reported                                  $   101           $    81           $   58
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects             (2)               (1)              (1)
                                               -------           -------           ------
  Pro forma                                    $    99           $    80           $   57
                                               =======           =======           ======

Net Income Per Share:
  Basic, as reported                           $  2.37           $  1.95           $ 1.42
  Basic, pro forma                             $  2.33           $  1.93           $ 1.38
  Diluted, as reported                         $  2.33           $  1.94           $ 1.41
  Diluted, pro forma                           $  2.30           $  1.91           $ 1.38

Effect on average shares outstanding
of assumed exercise of stock options
(in millions of shares):
  Average number of shares
    outstanding                                   42.6              41.6             41.0
  Effect of assumed exercise of
    outstanding stock options                      0.6               0.3              0.2
                                               -------           -------           ------
  Average number of shares
    outstanding after assumed
    exercise of stock options                     43.2              41.9             41.2
                                               =======           =======           ======


         Basic Earnings per Share is determined by dividing Net Income by the weighted-average common shares outstanding during the year. The calculation of Diluted Earnings per Share includes the dilutive effect of unexercised options to purchase the Company's stock. Total shares considered antidilutive and that were not included in the computation of diluted earnings per share for 2003 and 2002 were 508,000 and 1,682,000, respectively. The shares for 2004 were not significant.

         The pro forma disclosures of net income and earnings per share are not necessarily representative of the pro forma effects on future net income or earnings per share, because the number of future shares which may be issued is not known, shares vest over several years, and assumptions used to determine the fair value can vary significantly. Additional information about stock-based compensation is included in Note 12.

         Income Taxes: The Company estimates its current tax due. The provision is based upon revenues and expenses in the accompanying Consolidated Statements of Income. Significant judgment is required in determining the Company's tax liabilities in the multiple jurisdictions in which the Company operates.

         Income taxes are accounted for in accordance with SFAS 109, "Accounting for Income Taxes." Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred income tax liabilities and assets are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes in tax regulations, and changes due to audit adjustments by Federal and State tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the statement of operations and/or balance sheet.

         The Company has not recorded a valuation allowance. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

         The Company's income tax provision is based on calculations and assumptions that are subject to examination by different tax authorities. The Company establishes accruals for certain tax contingencies and interest when, despite the Company's belief that its tax return provisions are fully supported, the Company believes certain positions are likely to be challenged and that the Company's positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and the expiration of statutes of limitations. If events occur and the payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

         Environmental Costs: Environmental expenditures are recorded as a liability and charged to operating expense when the obligation is probable and the remediation cost is estimable. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as "held for sale." The amounts of capitalized environmental costs were not material at December 31, 2004 or 2003.

         Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Future actual amounts could differ from those estimates.

         Impact of Newly Issued and Proposed Accounting Standards: The Company has adopted the amended Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits." Certain portions of this amendment that were adopted in the Company's 2003 financial statement disclosures included disclosures related to market values of plan assets, a discussion of investment strategies and target allocations percentages, additional discussion of how the estimated rate of return assumption was developed, information about the accumulated benefit obligations, the measurement date, an estimate of the expected contributions for the next fiscal year and significant changes to previously disclosed expected contributions. The portions of the amendment that were adopted with the Company's 2004 financial statement disclosures included a table of expected benefit payments for five years and, in total, for the subsequent five-year period. Additionally, as required by the Standard, the Company is disclosing in quarterly financial statements, the components of the net benefit cost.

         In December 2004, the FASB issued revised SFAS No. 123 "Share-Based Payment." SFAS No. 123 (revised) requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the grant-date. This cost is then recognized over the period during which an employee is required to provide service in exchange for the award. Adoption is required for interim and annual reporting periods that begin after June 15, 2005. The Company intends to adopt the new requirements during the third quarter of 2005. The after-tax annual effect of adopting this standard would have been approximately $2 million for 2004. The future impact, however, will be dependent upon the number of options to purchase shares of the Company's stock that are issued each year.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that, under some circumstances, these costs should be treated as period charges. This standard is effective for reporting periods beginning after June 15, 2005. The adoption of this standard is not expected to have an effect on the consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions." This standard clarifies the accounting for complex real estate time-sharing transactions. The standard is effective for fiscal years beginning after June 15, 2005. The Company does not believe that it has any transactions that would be affected by this new standard.

         In December 2004, the FASB issued FASB No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This standard addresses the accounting for reciprocal transfers of non-monetary assets and is effective for reporting periods beginning after June 15, 2005. Although the Company is reviewing its potential application, the adoption of the standard is not expected to have an effect on its consolidated financial statements.

         During the first quarter of 2004, the Company adopted Financial Interpretation No ("FIN") 46, "Consolidation of Variable Interest Entities." FIN 46 defines variable interest entities and addresses consolidation of such entities by the primary beneficiary of the entity. The adoption of FIN 46 had no effect on the Company's consolidated financial statements.

         Reclassifications and Rounding: Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. This includes the revenue and costs of real estate assets designated as discontinued operations in subsequent periods. This is further discussed in Note 3. Amounts in the Consolidated Financial Statements and Notes are rounded to millions, but per-share calculations and percentages were calculated based on un-rounded amounts. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

2.       SUBSEQUENT EVENTS AND ACQUISITIONS

         Subsequent Events: On February 24, 2005, Matson announced that it will replace its existing Guam service with an integrated Hawaii/Guam/China service beginning in February 2006. The service will employ three existing Matson containerships along with two new containerships to be purchased from Kvaerner Philadelphia Shipyard, Inc. ("Kvaerner") in a five-ship string that carries cargo from the U.S. West Coast to Honolulu, then to Guam, and eventually to China. In China, the vessels will be loaded with cargo destined for the U.S. West Coast. The Guam service strategy involves re-deploying into the Hawaii service three C-9 class vessels that currently serve Guam.

         On February 24, 2005 Matson entered into agreements with Kvaerner to purchase two containerships at a cost of $144.4 million each. The cost is expected to be funded with the Capital Construction Fund, surplus cash, and external borrowings. The first ship is expected to be delivered in June 2005, with the second ship in May 2006. Payment in full is required upon the delivery of each ship. Matson has the right to assign the agreements to a third party. Matson expects that any such assignment would be made in conjunction with its time chartering the use of such vessels.

         In connection with the two purchase agreements Matson entered into a right of first refusal agreement with Kvaerner, which provides that, after the second containership is delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Kvaerner that are delivered before June 30, 2010. Matson may either purchase the ship at an eight percent discount off of a third party's proposed contract price, or be paid eight percent of such price. Notwithstanding the above, if Matson and Kvaerner agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an eight percent discount.

         Acquisitions: In December 2004, Matson Integrated Logistics, Inc. ("MIL"), a subsidiary of Matson Navigation Company, Inc., acquired certain assets, obligations and contracts of Aquitaine Assets LLC, ("AQ") for approximately $3 million plus a percentage of annual earnings over five years. Headquartered in Houston, Texas, AQ provides comprehensive highway, intermodal and logistics services. The purchase agreement contains an earn-out provision based on the EBITDA generated by the acquired assets though 2009. This transaction added $3 million of intangible assets to the consolidated balance sheet at December 31, 2004. No debt was assumed in connection with the acquisition.

         In December 2003, MIL acquired certain assets, obligations and contracts of TransAmerica Transportation Services ("TTS," which is not affiliated with the Transamerica entity that is a subsidiary of AEGON N.V.) Headquartered in Akron, Ohio, TTS provides comprehensive truckload, less than truckload, and logistics services. The transaction added $12 million of assets to the consolidated balance sheet at December 31, 2003, including goodwill of approximately $1 million. During 2004, goodwill was increased by an additional $1 million due to an earn-out provision. No debt was assumed in connection with the acquisition.

3.       DISCONTINUED OPERATIONS

         During 2004, the sale of a Maui property was classified as a discontinued operation. In addition, two office and one light industrial properties met the criteria for classification as discontinued operations even though the Company had not sold the property by the end of 2004. Two of these properties were sold in January 2005.

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

         The revenue, operating profit, and after-tax effects of these transactions for the three years ended December 31, 2004, were as follows (in millions, except per share amounts):

                                     2004            2003            2002
                                     ----            ----            ----

Sales Revenue                       $     1         $    37         $    65
Leasing Revenue                           4               6              11
Sales Operating Profit                    2              18              15
Leasing Operating Profit                  2               3               7
After-tax Earnings                        2              13              13
Basic Earnings Per Share               0.05            0.31            0.33

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

         Income Taxes: The income tax expense (benefit) relating to discontinued operations was $2 million in 2004 and $8 million in 2003 and $9 million in 2002.

4.       IMPAIRMENT OF LONG-LIVED ASSETS AND INVESTMENTS

         As described in Note 5, the Company holds common and preferred stock holdings in C&H Sugar Company Inc. ("C&H"). As a result of operating losses and declining cash flows at C&H, combined with adverse market changes, the Company concluded in 2003 that C&H's estimated future earnings and cash flows would not allow recovery of the carrying value of the investments. This loss in value was considered an "other than temporary" impairment condition; accordingly, the carrying values of the investments were written down by $8 million during the fourth quarter of 2003. The write-down was based on information the Company had as a minority shareholder and included an estimate of probability-weighted discounted cash flows available at C&H to pay the dividends on the Company's senior preferred stock. The impairment charge was recorded as a separate line item in Operating Costs and Expenses in the Consolidated Statements of Income.

5.       INVESTMENTS IN AFFILIATES

         At December 31, 2004 and 2003, investments consisted principally of equity in affiliated companies, limited liability companies, and limited partnership interests. These investments are summarized, by industries, as follows (in millions):


                                                   2004            2003
                                                   ----            ----
          Equity in Affiliated Companies:
              Real Estate                        $    84         $    41
              Transportation                          23              23
              Food Products                            3               3
                Other                                  1               1
                                                 -------         -------
          Total Investments                      $   111         $    68
                                                 =======         =======


         Real Estate: The Company uses the equity method of accounting for each of its real estate investments described below:

            A) Crossroads Plaza: In June 2004, the Company signed a joint venture agreement with Intertex Hasley, LLC, for the development of a 62,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial land in Valencia, California, called Crossroads Plaza Development Partners, LLC ("Crossroads Plaza"). The property was acquired in August 2004 for $3.5 million. Site planning and design have been completed and pre-leasing has commenced. Groundbreaking is expected in mid-2005. The Company has a 50 percent voting interest in the Crossroads Plaza.

            B) Hokua: In July 2003, the Company entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story luxury residential condominium in Honolulu. The Company's total investment in the venture is expected to be $40 million. Approximately $36 million has been funded through December 2004. The joint venture has loan commitments totaling $130 million, of which the Company guarantees a maximum of $15 million. The Company has a 50 percent voting interest in Hokua.

            C) HoloHolo Ku: In October 2001, the Company entered into a joint venture with Kamuela Associates, LLC for the development of 44 detached single-family homes under a Condominium Property Regime, on an 8.5-acre parcel in Kamuela on the island of Hawaii. Construction began in December 2001, and was completed in October 2003. Five homes were sold in 2002, 36 homes were sold in 2003, and the remaining three homes were sold in 2004. The average price of the 44 homes was $395,000. The Company has a 50 percent voting interest in HoloHolo Ku.

            D) Kai Lani: In September 2001, the Company entered into a joint venture with Armstrong Kai Lani Corporation for the development of 116 townhouse units on an 11-acre parcel in the Ko 'Olina Resort on Oahu. Construction on the first building began in July 2002 and 105 units were sold in 2003. By the first quarter of 2004, the remaining 11 units had been sold. The average price of all 116 units was $495,000. The Company has a 50 percent voting interest in Kai Lani.

            E) Kai Malu at Wailea: In April 2004, the Company entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea on Maui. The project is planned to consist of 150 duplex units with an average size of 1,800 square feet and an average price of over $1 million. In November 2004, the Planning Commission approved the issuance of a County Special Management Area ("SMA") permit for the project and a preliminary public condominium report was approved by the Hawaii Real Estate Commission for the initial 34-unit phase, enabling marketing to commence in December 2004. As of January 31, 2005, all of the 34 units in Phase I were sold under non-binding contracts at an average price of $1.1 million. Final public condominium reports for Phase I (34 units) and Phase II (54 units) were approved in February 2005, enabling binding contracts to be secured. The Company has a 50 percent voting interest in Kai Malu at Wailea.

            F) Kukui`ula: Kukui`ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`ula. The project will consist of between 1,200 to 1,500 high-end residential units. During 2003, the Company contributed to the venture title to 846 acres, a waste water treatment plant, and other improvements totaling approximately $28 million in value. The balance of the land, approximately 165 acres, is expected to be transferred to the venture in the first quarter of 2005. In July 2003, the State Land Use Commission ("SLUC") granted Urban designation for the project's remaining acres, which will allow the entire 1,000-acre property to be developed as one integrated project. In July 2004, the Kauai County Council gave final zoning and visitor designation area approvals for the entire project. In August 2004, the Company exercised its option to contribute to the joint venture up to 40 percent of the project's future capital requirements. The additional investment is expected to range from $50 million to $75 million and occur over the next three to four years. Design, engineering and construction activity to date include: preparation of construction plans for onsite and offsite infrastructure, preparation and submittal to government agencies of subdivision maps for the initial phases of the project, development of potable water wells, and permitting of a new electrical substation. Design work is progressing on a sales center/model home complex, which will be constructed in 2005. For the initial phase of development, SMA approvals were secured and permit applications were submitted for improvements. Marketing of the initial phase is expected to commence in March 2005 and infrastructure construction is scheduled to commence in mid-2005. The total project cost, excluding vertical home construction, is projected to be approximately $725 million, although the maximum cash outlay will be much lower due to phasing of the project. With its additional equity investment, the Company will likely receive between 50 percent and 60 percent of the venture's returns. The Company has a 50 percent voting interest, for significant decisions of Kukui`ula.

            G) Mauna Lani: In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc. ("Brookfield") to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the joint venture for $6.6 million. The conceptual plan for the project consists of 137 single-family and duplex units. An SMA amendment was submitted in October 2004 and was approved in November 2004. Site planning was completed and submitted to the Mauna Lani Design Review Committee in January 2005. Product design, site planning, grading, drainage, utility and roadway design work are being finalized. Groundbreaking is scheduled to commence in mid-2005. The Company has a 50 percent voting interest in the venture.

            H) Rye Canyon: In October 2004, the Company acquired 5.4 acres of commercial-zoned land in Valencia, California for $1.5 million for the development, with a joint venture partner, of an 85,000-square-foot office building. Design and site planning are complete and design approvals are being sought. Marketing and pre-leasing efforts commenced in February 2005. Groundbreaking is expected to commence in mid-2005. As of December 31, 2004, the joint venture agreement had not been signed.

            I) Westridge LLC: In January 2003, the Company signed a joint venture agreement with Westridge Executive Building, LLC, for the development of a 63,000-square-foot office building. The Company has a 50 percent voting interest in Westridge LLC. Construction was completed in 2004 and the property was 91 percent leased at the end of 2004.

         The equity in earnings (losses) of unconsolidated real estate affiliates is reported separately in the Consolidated Statements of Income under "Other Income and (Expense)."

         Transportation: Matson, a wholly owned subsidiary of the Company, is part owner of an LLC with SSA Marine Inc., named SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson's 35 percent minority interest is accounted for under the equity method of accounting. The "Cost of transportation services" included approximately $135 million, $110 million, and $96 million for 2004, 2003, and 2002, respectively, paid to this unconsolidated affiliate for terminal services.

         In August 2004, Matson sold its 19.5 percent investment in Sea Star Line, LLC ("Sea Star") to another owner of Sea Star for approximately $7 million and recognized a gain of approximately $1 million. Concurrent with the sale, Matson was relieved of its $11 million guarantee obligation of Sea Star's debt. In January 2002, two vessels that had previously been chartered to Sea Star were sold to the venture for an aggregate sales price of $17 million, which was the approximate carrying value of the vessels when they were sold.

         The Company's equity in earnings or (loss) of unconsolidated transportation affiliates of $6 million, $4 million and $(5) million for 2004, 2003, and 2002, respectively, was included on the consolidated income statements with costs of transportation services because the affiliates are integrally related to the Company's ocean transportation operations since SSAT provides all terminal services to Matson for the U. S. West Coast and Sea Star was formed, in part, to charter vessels from the Company.

         Food Products: The Company owns an equity interest in C&H, comprising approximately 36 percent of the common stock, 40 percent of the junior preferred stock and all of the senior preferred stock of C&H. Dividends on the senior and junior preferred stocks are cumulative. Through December 2003, dividends on the senior preferred stock were payable either in cash or by issuance of additional shares of senior preferred stock. C&H has not issued additional shares of senior preferred stock to the Company but has accrued the dividends. C&H must redeem from the Company, at one thousand dollars per share, the outstanding senior preferred stock in December 2009 and the outstanding junior preferred stock in December 2010. The Company accounts for its investment in C&H under the equity method. Because the Company believes there is significant uncertainty regarding realization of the cumulative dividend amounts, it has established a valuation reserve approximately equal to the cumulative dividend amounts. In 2003, the Company recorded an impairment loss related to this investment that resulted from an "other than temporary" decline in value. As described in Note 13, the Company has an obligation to provide a security deposit for self-insurance workers' compensation claims incurred by C&H employees prior to December 24, 1998. In 2004, C&H's board of directors approved the hiring of an advisor to assist in selling the business. The expected proceeds from the possible sale of C&H are expected to recover the carrying value of the investment. The Company's equity in earnings (loss) of C&H was included on the Consolidated Statements of Income with "costs of agricultural goods and services" because the affiliate is integrally related to the Company's food products operations as the customer for approximately 92 percent of the Company's sugar production. The equity in losses of C&H was not material.

         Other: Other investments are principally investments in limited partnerships that are recorded at the lower of cost or fair value. The values of these investments are assessed annually.

6.       PROPERTY

         Property on the Consolidated Balance Sheets includes the following (in millions):

                                                                    2004                2003
                                                                  ---------           ---------

           Vessels                                                $     848           $     745
           Machinery and equipment                                      504                 489
           Buildings                                                    337                 355
           Land                                                         138                 135
           Water, power and sewer systems                                99                  93
           Other property improvements                                   70                  71
                                                                  ---------           ---------
                   Total                                              1,996               1,888
           Less accumulated depreciation and amortization               863                 809
                                                                  ---------           ---------
                   Property - net                                 $   1,133           $   1,079
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

         Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2004, the oldest CCF deposits date from 2001. Management believes that all amounts on deposit in the CCF at the end of 2004 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

         Under the terms of the CCF agreement, Matson may designate certain qualified earnings as "accrued deposits" or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the Consolidated Balance Sheets either as obligations of the Company's current assets or as receivables from the CCF. At December 31, 2004, the Company has accrued a $15 million deposit to the CCF.

         The Company has classified its investments in the CCF as "held-to-maturity" and, accordingly, has not reflected temporary unrealized market gains and losses on the Consolidated Balance Sheets or Consolidated Statements of Income. The long-term nature of the CCF program supports the Company's intention to hold these investments to maturity.

         At December 31, 2004 and 2003, the balances on deposit in the CCF are summarized as follows (in millions):


                                                   2004                                       2003
                                  --------------------------------------     ---------------------------------------
                                  Amortized        Fair       Unrealized     Amortized        Fair        Unrealized
                                    Cost           Value         Gain          Cost           Value          Gain

Mortgage-backed securities          $   3          $   3        $   --         $   4          $   5          $   1
Cash and cash equivalents              22             22            --           161            161             --
Accrued deposits, net                  15             15            --            --             --             --
                                    -----          -----        ------         -----          -----          -----
Total                               $  40          $  40        $   --         $ 165          $ 166          $   1
                                    =====          =====        ======         =====          =====          =====


         Fair value of the mortgage-backed securities was determined by an outside investment management company, based on experience trading identical or substantially similar securities. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $0.3 million in 2004, $1 million in 2003, and $2 million in 2002, on its investments in mortgage-backed securities. The fair values of other CCF investments are based on quoted market prices. These other investments matured on or before February 10, 2005. No securities classified as "held-to-maturity" were sold during 2004; one such security was sold during 2003 for approximately the carrying value, and one such security was sold during 2002 for a loss of $375,000. Those two securities were sold because they no longer met the Company's authorized credit requirements. The reduction in the CCF from 2003 to 2004 was due to qualified withdrawals.

8.       NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2004 and 2003, notes payable and long-term debt consisted of the following (in millions):


                                                             2004             2003
                                                             ----             ----
Commercial Paper, repaid in 2004                                 --          $   100
Revolving Credit loans, due after 2004,
    2004 high 3.05%, low 1.65%                              $     7               32
Title XI Bonds:
    5.27%, payable through 2029                                  55               --
    5.34%, payable through 2028                                  53               55
Term Loans:
    4.10%, payable through 2012                                  35               35
    7.41%, payable through 2007                                  22               30
    7.42%, payable through 2010                                  17               20
    4.31%, payable through 2010                                  15               15
    7.43%, payable through 2007                                  15               15
    7.55%, payable through 2009                                  15               15
    7.57%, payable through 2009                                  11               13
    8.33%, repaid in 2004                                        --               15
                                                            -------          -------
Total                                                           245              345
Less current portion                                             31               15
                                                            -------          -------
Long-term debt                                              $   214          $   330
                                                            =======          =======

         Company Credit Rating: In January 2005, Standard & Poor's issued an A-corporate credit rating for A&B. Matson's credit rating of A- was reaffirmed in September 2004, following the retirement of the Company's commercial paper program.

         Long-term Debt Maturities: At December 31, 2004, maturities of all long-term debt during the next five years are $31 million in 2005, $24 million in each of 2006 and 2007, $25 million in each of 2008 and 2009.

         Commercial Paper: In August 2004, the Company repaid and retired its $100 million commercial paper program. The repayment was accomplished by a withdrawal of $100 million from the Capital Construction Fund. Matson also terminated a $25 million short-term revolving credit facility that served as a liquidity back-up line for the commercial paper notes.

         Revolving Credit Facilities: During 2004, the Company increased its revolving credit and term loan agreement with six commercial banks to $200 million from $185 million. The term of the facility was also extended to January 2008. Any revolving loan outstanding on that date may be converted into a term loan that would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2004 no amounts were drawn on the facility. At December 31, 2003, $25 million was outstanding under this agreement. The amounts drawn on this facility are classified as non-current because the Company has the intent and ability to refinance the facility beyond twelve months.

         The Company has an uncommitted short-term revolving credit agreement with a commercial bank that was increased from $70 million in 2003 to $78.5 million in 2004. The agreement extends to January 2006, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $200 million multi-bank facility, in which it is a participant, and by letters of credit issued under the $78.5 million uncommitted facility. The outstanding balance under this credit facility was $7 million at each of December 31, 2004 and 2003. These amounts are classified as current because the Company uses the line for working capital purposes. Under the borrowing formula for this facility, the Company could have borrowed an additional $70 million at December 31, 2004. For sensitivity purposes, if the $200 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2004 year-end would have been $16 million.

         Matson has two revolving credit agreements totaling $80 million with commercial banks. The first facility is a $50 million two-year revolving credit agreement that expires in December 2006. Outstanding letters of credit that were issued against the facility reduced the available credit by $2 million. The second facility is a $30 million revolving credit agreement that expires in September 2005. Both of these facilities have one-year term options. No amounts were outstanding on either facility at December 31, 2004 or 2003.

         The unused borrowing capacity under all variable rate credit facilities as of December 31, 2004 totaled $294 million.

         Title XI Bonds: In August 2004, Matson partially financed the delivery of the MV Maunawili with $55 million of 5.27 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds are payable in semiannual payments of $1.1 million beginning in March 2005. In September 2003, Matson partially financed the delivery of the MV Manukai with $55 million of 5.34 percent fixed-rate, 25-year term, Title XI bonds. These bonds are payable in semiannual payments of $1.1 million.

         Private Shelf Agreements: The Company has a private shelf agreement for $75 million that expires in November 2006. No amount had been drawn on this facility at December 31, 2004. Additionally, Matson has a $65 million private shelf offering that expires in July 2007 against which $15 million was drawn during 2003.

         Interest Rate Hedging: To hedge the interest rate risk associated with obtaining financing for two vessels, the Company entered into two interest rate lock agreements with settlements corresponding to the 2003 and 2004 vessel delivery schedules. Under an interest rate lock agreement, the Company agrees to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and the date when the agreement is settled.

         The interest rate lock agreements were reflected at fair value in the Company's 2003 and 2002 consolidated financial statements and the related gain or loss on the agreement was deferred in shareholders' equity as a component of Accumulated Other Comprehensive Loss. The first interest rate lock agreement with a notional amount of $55 million was settled in August 2003, concurrent with the delivery of the MV Manukai. The second agreement, also with a notional amount of $55 million, was settled in August 2004, concurrent with the delivery of the MV Maunawili. The deferred gains or losses associated with the settlement are being amortized as an adjustment to interest expense over the 25-year term of the underlying debt. These amounts are not material to consolidated interest expense.

9.       LEASES

         The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire between 2005 and 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $29 million, $29 million and $22 million for the years ended December 31, 2004, 2003, and 2002, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under operating leases as of December 31, 2004 were as follows (in millions):

                                                                Operating
                                                                  Leases
                                                                  ------

                   2005                                          $    19
                   2006                                               10
                   2007                                                8
                   2008                                                5
                   2009                                                5
                   Thereafter                                         82
                                                                 -------
                   Total minimum lease payments                  $   129
                                                                 =======

         The Company as Lessor: The Company leases land, buildings, land improvements, and three vessels under operating leases. The historical cost of and accumulated depreciation on leased property at December 31, 2004 and 2003 were as follows (in millions):


                                                        2004              2003
                                                     ----------        -------

      Leased property                                 $   668          $   659
      Less accumulated amortization                       153              133
                                                      -------          -------
      Property under operating leases--net            $   515          $   526
                                                      =======          =======


         Total rental income under these operating leases for the three years ended December 31, 2004 was as follows (in millions):


                                                    2004              2003             2002
                                                  --------          -------           ------

     Minimum rentals                              $   109           $   107           $   105
     Contingent rentals (based on sales volume)         2                 2                 2
                                                  -------           -------           -------
     Total                                        $   111           $   109           $   107
                                                  =======           =======           =======

         Future minimum rentals on non-cancelable leases at December 31, 2004 were as follows (in millions):


                                           Operating
                                             Leases
                                             ------

                   2005                     $   104
                   2006                          51
                   2007                          37
                   2008                          27
                   2009                          21
                   Thereafter                   105
                                            -------
                   Total                    $   345
                                            =======


10.      EMPLOYEE BENEFIT PLANS

         The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees and certain bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

         The measurement date for the Company's benefit plans is January 1st of each year. For 2004, mid-year bargaining unit negotiations were reflected in the net periodic benefit cost.

         The Company's weighted-average asset allocations at December 31, 2004 and 2003, and 2004 year-end target allocation, by asset category, were as follows:


                                           Target        2004        2003
                                           ------        ----        ----
Domestic equity securities                    60%         61%         60%
International equity securities               10%         15%         13%
Debt securities                               15%         14%         16%
Real estate                                   15%         10%         10%
Other and cash                                 --          --          1%
                                             ----        ----        ----
  Total                                      100%        100%        100%
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

         The assets of the defined benefit pension plans consist principally of listed stocks and bonds. Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company contributed approximately $5 million to its defined benefit pension plans in 2004. No contributions are expected to be required in 2005.

         The status of the funded defined benefit pension plan, the unfunded accumulated post-retirement benefit plans, the accumulated benefit obligation, and assumptions used to determine benefit information at December 31, 2004, 2003, and 2002, is shown below (dollars in millions):

                                                     Pension Benefits                   Other Post-retirement Benefits
                                            ---------------------------------          -------------------------------
                                            2004           2003          2002          2004          2003         2002
                                            ----           ----          ----          ----          ----         ----
 Change in Benefit Obligation
 Benefit obligation at
   beginning of year                      $    262       $    289      $   257       $    49       $    47      $    41
 Service cost                                    6              6            5             1             1            1
 Interest cost                                  16             19           18             3             3            3
 Plan participants'
   contributions                                --             --           --             2             2            1
 Actuarial (gain) loss                           4              7           24             4             1            5
 Benefits paid                                 (14)           (16)         (15)           (5)           (5)          (4)
 Amendments                                     --             17           --            --            --           --
 Settlements                                    --            (60)          --            --            --           --
                                          --------       --------      -------       -------       -------      -------
 Benefit obligation at
   end of year                                 274            262          289            54            49           47
                                          --------       --------      -------       -------       -------      -------
 Change in Plan Assets
 Fair value of plan assets at
   beginning of year                           274            254          315
 Actual return on plan assets                   30             58          (46)
 Employer contribution                           5             --           --
 Benefits paid                                 (14)           (16)         (15)
 Settlements                                    --            (22)          --
                                          --------       --------      -------
 Fair value of plan assets
   at end of year                              295            274          254
                                          --------       --------      -------
 Prepaid (Accrued) Benefit Cost
 Funded status - Plan assets greater
   than  benefit obligation                     21             12          (35)          (54)          (49)         (47)
 Unrecognized net actuarial
   (gain) loss                                  46             52           92             6             2            1
 Unrecognized prior
   service cost                                  2              3            8            --            --           --
 Intangible asset                               --              1            8            --            --           --
 Minimum pension liability                      (4)            (6)         (45)           --            --           --
                                          --------       --------      -------       -------       -------      -------
 Prepaid (Accrued) benefit cost           $     65       $     62      $    28       $   (48)      $   (47)     $   (46)
                                          ========       ========      =======       =======       =======      =======
 Accumulated Benefit Obligation           $    248       $    234      $   260
                                          ========       ========      =======

 Weighted Average Assumptions:
   Discount rate                             6.00%          6.25%        6.50%         6.00%         6.25%        6.50%
   Expected return on plan assets            8.50%          8.50%        9.00%
   Rate of compensation increase             4.00%          4.00%        4.25%         4.00%         4.00%        4.25%
   Initial health care cost trend rate                                                 9.00%         8.50%        9.00%
   Ultimate rate                                                                       5.00%         5.00%        5.00%
   Year ultimate rate is reached                                                        2009          2008         2006

          The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One, three, and five-year pension returns were 11.5 percent, 5.1 percent, and 0.5 percent, respectively. Since 1989, the average return has been approximately 10 percent. The actual returns have approximated the benchmark returns used by the Company to evaluate performance of its fund managers.

         The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2004 and 2003 is shown below (in millions):

                                             2004           2003
                                             ----           ----
Projected benefit obligation                $   53         $   56
Accumulated benefit obligation              $   47         $   49
Fair value of plan assets                   $   45         $   47


         Components of the net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2004, 2003, and 2002, are shown below (in millions):



                                                 Pension Benefits                      Other Post-retirement Benefits
                                         ---------------------------------            ---------------------------------
                                         2004           2003          2002            2004         2003            2002
                                         ----           ----          ----            ----         ----            ----
Components of Net Periodic
Benefit Cost/(Income)
Service cost                            $    6         $    6        $     5         $     1      $     1         $     1
Interest cost                               16             19             18               3            3               3
Expected return on plan
  assets                                   (23)           (22)           (27)             --           --              --
Recognition of net (gain) loss               2              7             --              --           --              (2)
Amortization of prior
  service cost                               1              5              3              --           --              --
Recognition of settlement
  (gain)/loss                               --            (17)            --              --           --              --
                                        ------         ------        -------         -------      -------         -------
Net periodic benefit
  cost/(income)                         $    2         $   (2)       $    (1)        $     4      $     4         $     2
                                        ======         ======        =======         =======      =======         =======

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

          If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2004, 2003 and 2002, and the net periodic post-retirement benefit cost for 2004, 2003 and 2002, would have increased or decreased as follows (in millions):

                                                             Other Post-retirement Benefits
                                                                   One Percentage Point
                                      -----------------------------------------------------------------------------
                                                 Increase                                     Decrease
                                      --------------------------------            ---------------------------------

                                      2004         2003           2002            2004          2003           2002
                                      ----         ----           ----            ----          ----           ----

Effect on total of service and
    interest cost components         $    --      $    --        $   --          $   --        $   --         $   --
Effect on post-retirement
    benefit obligation               $     6      $     5        $    4          $   (5)       $   (4)        $   (4)

         The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds, so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation, included with other non-current liabilities, relating to these unfunded plans, totaled $19 million and $13 million at December 31, 2004 and 2003, respectively. These amounts include the additional minimum pension liability described below. A five percent discount rate was used to determine the 2004 obligation. The expense associated with the non-qualified plans was $3 million, $7 million, and $3 million for 2004, 2003 and 2002, respectively. The 2003 expense included settlement and special termination losses totaling $3 million. The 2004 expense included settlement losses totaling $600,000.

         Estimated future benefit payments are as follows (in millions):


                    Pension       Non-qualified    Post-retirement
      Year          Benefits      Plan Benefits        Benefits
      ----          --------      -------------        --------
      2005            $ 15           $  4                $ 3
      2006              15              1                  3
      2007              16              4                  3
      2008              16              1                  3
      2009              16              2                  3
   2010-2014            91             14                 18

         The Company has recorded minimum pension liabilities for its qualified and nonqualified plans as required by SFAS No. 87 representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The change in the unfunded accumulated benefit obligations was attributed primarily to fluctuations in the values of pension assets combined with a reduction in the discount rate assumption. The components for 2003 and 2004 were as follows (in millions):


                                                   Other Non-current
                           Other Non-current          Liabilities
                          Asset (unrecognized         (additional                                Accumulated Other
                          prior service cost)1     minimum liability1    Deferred Tax Asset     Comprehensive Loss
                          --------------------     ------------------    ------------------     ------------------

December 31, 2002                $   8                  $ (49)                  $  16                  $  25
  Change                            (7)                    40                     (13)                   (20)
                                 -----                  -----                   -----                  -----
December 31, 2003                    1                     (9)                      3                      5
  Change                            (1)                    (3)                      2                      2
                                 -----                  -----                   -----                  -----
December 31, 2004                $  --                  $ (12)                  $   5                  $   7
                                 =====                  =====                   =====                  =====

1 The year-end balance is included in the total pension asset on the balance sheet.

         Matson participates in 13 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals $65 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $6 million in 2004, $6 million in 2003, and $4 million in 2002.

         In December 2003, Matson Terminals, Inc., a subsidiary of Matson, and two other Hawaii marine terminal operators formed the Hawaii Terminals Multiemployer Plan. The transfer of two of the Company's defined benefit plans' benefit obligations to the new multiemployer plan resulted in a settlement gain of $17 million. Approximately $22 million of assets were transferred to the multiemployer plan in December 2003 in connection with this matter.

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

         The multiemployer plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation ("PBGC"). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan's unfunded vested benefits.

         Under special rules approved by the PBGC and adopted by the Pacific Coast longshore plan in 1984, Matson could cease Pacific Coast cargo-handling operations permanently and stop contributing to the plan without any withdrawal liability, provided that the plan meets certain funding obligations as defined in the plan. Accordingly, no withdrawal obligation for this plan is included in the total estimated withdrawal obligation.

11.      INCOME TAXES

         The income tax expense on income from continuing operations for the three years ended December 31, 2004 consisted of the following (in millions):

                                  2004              2003              2002
                                  ----              ----              ----
      Current:
          Federal                $    65           $    43           $   14
          State                        6                 3               (3)
                                 -------           -------           ------
      Current                         71                46               11
      Deferred                       (11)               (6)              10
                                 -------           -------           ------
      Income tax expense         $    60           $    40           $   21
                                 =======           =======           ======

         Income tax expense for the three years ended December 31, 2004 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes, for the three years ended December 31, 2004 for the following reasons (in millions):

                                                2004              2003              2002
                                                ----              ----              ----

      Computed federal income tax expense      $     56          $     38          $    23
      State income taxes                              2                 3               (2)
      Prior years' tax settlement                    --                --               (1)
      Other--net                                      2                (1)               1
                                               --------          --------          -------
      Income tax expense                       $     60          $     40          $    21
                                               ========          ========          =======

         State taxes include credits for capital goods excise tax, enterprise zone, investments in qualified high-tech businesses and research activities, net of related federal taxes.

         The tax effects of temporary differences that give rise to significant portions of the net deferred tax liability at December 31, 2004 and 2003 were as follows (in millions):

                                                           2004          2003
                                                           ----          ----

      Property basis and equipment basis differences     $   223        $   177
      Tax-deferred gains on real estate transactions         118            121
      Capital Construction Fund                               15             61
      Benefit plans                                           (5)            (6)
      Insurance reserves                                     (11)           (10)
      Joint ventures and other investments                    (7)            (3)
      Other--net                                              (4)             1
                                                         -------        -------
      Total                                              $   329        $   341
                                                         =======        =======

         Examinations of the Company's federal and California income tax returns have been completed through 1999. Examinations of the Company's Hawaii income tax returns have been completed through 1998. The Internal Revenue Service may audit the Company's federal income tax returns for years subsequent to 2000. Additionally, the Company is routinely involved in state and local income tax audits. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax have been provided for adjustments that may be expected to result for these years.

         In 2002, the Internal Revenue Service completed its audit of the Company's 1998 and 1999 tax returns and the State of California completed its audit of the Company's 1996-1999 California income tax returns. This resulted in a one-time reduction of income tax expense of $1 million, due to the reversal of previously accrued income tax liabilities. The Company's 2002 effective tax rate on continuing operations would have been 33.6 percent, excluding this item.

         In 2003, the Company received non-taxable death benefit proceeds of approximately $1.4 million resulting in a one-time reduction of income tax expense. The Company's 2003 effective tax rate on continuing operations would have been 37.3 percent, excluding this item.

         For each of 2004, 2003 and 2002, the Company received approximately $1 million of Hawaii tax credits, net of federal tax, from investments in qualified high-tech businesses. In 2004, 2003, and 2002, income tax benefits attributable to employee stock option transactions of $6 million, $2 million and $1 million, respectively, were not included in the tax provision, but were allocated directly to stockholders' equity.

12.      STOCK OPTIONS AND RESTRICTED STOCK

         Employee Stock Option Plans: The Company has two stock option plans under which key employees are granted options to purchase shares of the Company's common stock.

         Adopted in 1998, the Company's 1998 Stock Option/Stock Incentive Plan ("1998 Plan") provides for the issuance of non-qualified stock options to employees of the Company. Under the 1998 Plan, option prices may not be less than the fair market value of the Company's common stock on the dates of grant and the options become exercisable over periods determined, at the dates of grant, by the Compensation Committee of the A&B Board of Directors that administers the plan. Generally, options vest ratably over three years and expire ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company's stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company's stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company's stock on the date of exercise or one and one-half times the original option price.

         Adopted in 1989, the Company's 1989 Stock Option/Stock Incentive Plan ("1989 Plan") is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain exercisable.

         Restricted Stock: The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee that administers the plans. During 2004, 66,100 shares were issued at a value of $33.51 per share. These shares vest ratably over five years. Compensation expense is being recognized in earnings during the vesting period. All 66,100 shares were outstanding at December 31, 2004.

         Director Stock Option Plans: The Company has two Directors' stock option plans. Under the 1998 Non-Employee Director Stock Option Plan ("1998 Directors' Plan"), each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, is automatically granted, on the date of each such Annual Meeting, an option to purchase 8,000 shares of the Company's common stock at the fair market value of the shares on the date of grant. Each option to purchase shares generally becomes exercisable ratably over three years following the date granted.

         The 1989 Non-Employee Directors Stock Option Plan ("1989 Directors' Plan") is substantially the same as the 1998 Directors' Plan, except that each option generally becomes exercisable in-full one year after the date granted. This plan terminated in January 1999, but options granted through termination remain exercisable.

         Changes in shares and the weighted average exercise prices for the three years ended December 31, 2004, were as follows (shares in thousands):


                                Employee Plans                Directors' Plans
                            ----------------------        -------------------------                       Weighted
                                                            1998           1989                           Average
                              1998          1989          Directors'     Directors'       Total           Exercise
                              Plan          Plan             Plan           Plan         Shares            Price
                              ----          ----          ----------     ----------      ------           --------

December 31, 2001             1,627         2,142              72           147            3,988          $ 24.99
Granted                         431            --              24            --              455          $ 26.56
Exercised                      (263)         (410)             --           (21)            (694)         $ 23.65
Canceled                        (56)         (522)             --            --             (578)         $ 28.67
                              -----         -----             ---          ----           ------
December 31, 2002             1,739         1,210              96           126            3,171          $ 24.84
Granted                         426            --              24            --              450          $ 26.16
Exercised                      (274)         (690)            (24)          (27)          (1,015)         $ 24.48
Canceled                        (54)          (61)             (3)          (12)            (130)         $ 24.61
                              -----         -----             ---          ----           ------
December 31, 2003             1,837           459              93            87            2,476          $ 25.23
Granted                         351            --              64            --              415          $ 33.47
Exercised                      (759)         (363)             (6)          (28)          (1,156)         $ 24.78
Canceled                        (11)           (1)             --            --              (12)         $ 24.02
                              -----         -----             ---          ----           ------
December 31, 2004             1,418            95             151            59            1,723          $ 27.61
                              =====         =====             ===          ====           ======

Exercisable                     671            95              64            59              889          $ 25.50
                              -----         -----             ---          ----           ------


         As of December 31, 2004, the Company had reserved 1,182,363 and 299,000 shares of its common stock for the issuance of options under the 1998 Plan and 1998 Directors' Plan, respectively. Additional information about stock options outstanding as of 2004 year-end is summarized below (shares in thousands):


                                            Weighted                                                   Weighted
                         Shares             Average             Weighted            Shares             Average
 Range of              Outstanding         Remaining            Average          Exercisable           Price of
 Exercise                 as of           Contractual           Exercise            as of            Exercisable
  Price                12/31/2004            Years                Price           12/31/2004           Options
  -----                ----------            -----                -----           ----------           -------
$20.01 - 23.00              250               4.3               $ 21.35                --                --
$23.01 - 26.00               62               2.8                 24.05               250              $ 21.35
$26.01 - 29.00              972               6.6                 26.88                62                24.05
$29.01 - 32.00               28               5.4                 30.47               561                27.39
$32.01 - 35.00              410               9.0                 33.47                16                29.85
$35.01 - 45.45                1               6.2                 42.51                --                  --
                          -----                                                       ---
$ 0.00 - 45.45            1,723               6.7               $ 27.61               889              $ 25.50
                          =====                                                       ===


13.      COMMITMENTS, GUARANTEES, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Commitments, Guarantees and Contingencies: Commitments, excluding the operating and capital lease commitments that are described in Note 9, that were in effect at December 31, 2004 included the following (in millions):


                          Arrangement                                2004
                          -----------                                ----

                Capital appropriations                    (a)       $   158
                Guarantee of HS&TC debt                   (b)       $    15
                Guarantee of Hokua debt                   (c)       $    15
                Standby letters of credit                 (d)       $    18
                Bonds                                     (e)       $    14
                Benefit plan withdrawal obligations       (f)       $    65

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) At December 31, 2004, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $158 million. These expenditures are primarily for vessel maintenance, real estate investments, real estate developments, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. For 2005, internal cash flows and existing credit lines are expected to be sufficient to finance working capital needs, dividends, capital expenditures, and debt service.

         (b) The Company guarantees up to $15 million of HS&TC's $30 million revolving credit line. This agreement expires in April 2006, but is currently expected to be renewed. The HS&TC credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's current receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of December 31, 2004, the amount drawn was $15 million. The Company has not recorded a liability for its obligation under the guarantee because it believes that the likelihood of making any payment is remote.

         (c) A&B Properties, Inc. ("Properties") has a limited guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan that could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if, for example, Hokua breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934. The outstanding balance of the venture's construction loan at December 31, 2004 was $12 million.

         (d) The Company has arranged for standby letters of credit totaling $18 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a letter of credit of $3 million for workers' compensation claims incurred by C&H employees prior to December 24, 1998 (see Note 5 of the Consolidated Financial Statements included in Item 8). The letter of credit is for the benefit of the State of California Department of Industrial Relations ("CDIR"). The Company only would be called upon by the CDIR to honor this letter of credit in the event of C&H's non-payment of workers' compensation claims or insolvency. The agreement with C&H to provide this letter of credit expired on December 24, 2003 but has been extended until December 31, 2005. The remaining letters of credit, totaling $3 million, are for routine insurance-related operating matters, principally in the real estate businesses.

         (e) Of the $14 million in bonds, $7 million consists of subdivision bonds related to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total are $6 million of customs bonds. The remaining $1 million of bonds are for transportation-related matters.

         (f) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.


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

         In January 2004, a petition was filed by the Native Hawaiian Legal Corporation, on behalf of four individuals, requesting that the State of Hawaii Board of Land and Natural Resources ("BLNR") declare that the Company has no current legal authority to continue to divert water from streams in East Maui for use in its sugar-growing operations, and to order the immediate full restoration of these streams until a legal basis is established to permit the diversions of the streams. The Company objected to the petition, asked the BLNR to conduct administrative hearings on the matter and requested that the matter be consolidated with the Company's currently pending application before the BLNR for a long-term water license.

         Since the filing of the petition, the Company has been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. An interim agreement was entered into during the first quarter of 2004 between the parties to allow the improvements to be completed, deferring the administrative hearing process. That agreement, however, has since expired without renewal by the petitioners. Nevertheless, the Company has continued to make improvements to the water systems.

         The administrative hearing process on the petition is continuing, and the Company continues to object to the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar-growing operations.

         In October 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against both an unrelated company and Hawaiian Commercial & Sugar Company, to order the companies to leave all water of four streams on the west side of the island of Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, in June 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that it is currently diverting, it may have an adverse effect on the Company's sugar-growing operations.

         The Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with other claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

         Related Party Transactions: Note 5 includes additional information about transactions with unconsolidated affiliates, which affiliates are also related parties, due to the Company's minority interest investments.

         C&H is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires with the 2008 crop, C&H (an unconsolidated entity in which the Company has a minority ownership equity interest - see Notes 4 and 5) is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The price that the Hawaii sugar growers receive for the sale of raw sugar is C&H contract price, reduced for the operating, transportation and interest costs incurred by HS&TC, net of revenue generated by HS&TC for charter voyages. Revenue from raw sugar sold to HS&TC was $63 million, $71 million and $72 million during 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had amounts receivable from HS&TC of $10 million and $9 million, respectively.

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

         The Real Estate industry is comprised of two segments operating in Hawaii and on the U.S. mainland. Property Leasing owns, operates, and manages commercial properties. Property Development and Sales develops and sells commercial and residential properties.

         The Food Products segment grows sugar cane and coffee in Hawaii; produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company's operations, electricity.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.

         Industry segment information for each of the three years ended December 31, 2004 is summarized below (in millions):


For the Year                                      2004            2003             2002
                                                  ----            ----             ----
Revenue:
  Transportation:
       Ocean transportation                     $    850.1      $    776.3       $    686.9
       Logistics services                            376.9           237.7            195.1
   Real Estate:
       Leasing                                        83.8            80.3             73.1
       Sales                                          82.3            63.8             93.0
       Less amounts reported in discontinued
           operations1                                (5.1)          (42.5)           (76.9)
   Food Products                                     112.8           112.9            112.7
   Reconciling items 2                                (6.5)            --               --
                                                ----------      ---------        ----------
           Total revenue                        $  1,494.3      $  1,228.5       $  1,083.9
                                                ==========      ==========       ==========
Operating Profit:
   Transportation:
       Ocean transportation                     $    108.3      $     93.2       $     42.4
       Logistics services                              8.9             4.3              3.1
   Real Estate:
       Leasing                                        38.8            37.0             32.9
       Sales                                          34.6            23.9             19.4
       Less amounts reported in discontinued
           operations1                               (3.3)          (20.9)           (21.2)
   Food Products                                       4.8             5.1             13.8
                                                ----------      ----------       ----------
           Total operating profit                    192.1           142.6             90.4
   Write-down of long-lived assets3                    --             (7.7)             --
   Interest expense, net4                            (12.7)          (11.6)           (11.6)
   General corporate expenses                        (20.3)          (15.2)           (13.2)
                                                ----------      ----------       ----------
           Income from continuing
           operations before income taxes
           and accounting changes               $    159.1      $    108.1       $     65.6
                                                ==========      ==========       ==========
Identifiable Assets:
   Transportation6                              $    953.4      $    981.9       $    880.1
   Real Estate7                                      661.0           612.8            500.3
   Food Products                                     152.8           154.4            163.4
   Other                                              11.0            10.5              8.9
                                                ----------      ----------       ----------
           Total assets                         $  1,778.2      $  1,759.6       $  1,552.7
                                                ==========      ==========       ==========
Capital Expenditures:
   Transportation6                              $    128.7      $    133.4       $     10.5
   Real Estate5,7                                     10.9           107.7             83.7
   Food Products                                      10.2            12.6              9.9
   Other                                               1.4             1.7              0.9
                                                ----------      ----------       ----------
           Total capital expenditures           $    151.2      $    255.4       $    105.0
                                                ==========      ==========       ==========
Depreciation and Amortization:
   Transportation6                              $     58.0      $     51.9       $     51.0
   Real Estate1, 7                                    12.3            11.3              9.1
   Food Products                                       9.0             8.2              8.5
   Other                                               0.4             0.3              0.4
                                                ----------      ----------       ----------
           Total depreciation and
           amortization                         $     79.7      $     71.7       $     69.0
                                                ==========      ==========       ==========


See Note 1 for information regarding changes in presentation for certain revenues and expenses.
1 Prior year amounts restated for amounts treated as discontinued operations.
  See Notes 1 and 3 for additional information.
2 Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.
3 The 2003 write-down was for an "other than temporary" impairment in the
  Company's investment in C&H.
4 Includes Ocean Transportation interest expense of $5.7 million for 2004,
  $2.6 million for 2003, and $2.4 million for 2002.
5 Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.
6 Includes both Ocean Transportation and Integrated Logistics because the amounts for Integrated Logistics are not material.
7 Includes Leasing, Sales and Development activities because of a shared asset base.

15.      QUARTERLY INFORMATION (Unaudited)

         Segment results by quarter for 2004 are listed below (in millions, except per-share amounts):

                                                                                      2004
                                                          ------------------------------------------------------------
                                                               Q1              Q2              Q3               Q4
                                                          -----------      ----------     -----------       ----------
Revenue:
     Transportation:
         Ocean transportation                             $     196.5      $    208.1     $     215.0       $    230.5
         Logistics services                                      74.1            93.5            99.5            109.8
     Real Estate:
         Leasing                                                 20.8            20.4            20.9             21.7
         Sales                                                   40.1            28.3            11.6              2.3
         Less amounts reported in discontinued
             operations 1                                        (1.0)           (2.1)           (1.0)            (1.0)
     Food Products                                               13.4            28.9            38.3             32.2
     Reconciling items 2                                         (1.5)           (1.7)           (1.8)            (1.5)
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     342.4      $    375.4     $     382.5       $    394.0
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      18.6      $     31.4     $      33.0       $     25.3
         Logistics services                                       1.0             2.6             2.2              3.1
     Real Estate:
         Leasing                                                  9.5             9.2            10.1             10.0
         Sales                                                   19.0            13.4             2.5             (0.3)
         Less amounts reported in discontinued
             operations1                                         (0.7)           (1.5)           (0.5)            (0.6)
     Food Products                                                2.6             0.3             0.6              1.3
                                                          -----------      ----------     -----------       ----------
         Total operating profit                                  50.0            55.4            47.9             38.8
Interest Expense                                                 (3.3)           (3.2)           (3.1)            (3.1)
General Corporate Expenses                                       (4.1)           (4.8)           (5.3)            (6.1)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          42.6            47.4            39.5             29.6
     Income taxes                                               (16.0)          (18.2)          (15.0)           (11.2)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                26.6            29.2            24.5             18.4
Discontinued Operations1                                          0.5             0.9             0.3              0.3
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      27.1      $     30.1     $      24.8       $     18.7
                                                          ===========      ==========     ===========       ==========

Earnings Per Share:
     Basic                                                $    0.64        $   0.71       $    0.58         $   0.44
     Diluted                                              $    0.63        $   0.70       $    0.58         $   0.42


1 See Note 3 for discussion of discontinued operations.
2 Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.


         Segment results by quarter for 2003 are listed below (in millions, except per-share amounts):

                                                                                      2003
                                                          ------------------------------------------------------------
                                                               Q1              Q2              Q3                Q4
                                                          -----------      ----------     -----------       ----------

Revenue:
     Transportation:
         Ocean transportation                             $     186.1      $    199.3     $     191.6       $    199.3
         Logistics services                                      51.0            57.4            60.8             68.5
     Real Estate:
         Leasing                                                 19.1            20.6            20.3             20.3
         Sales                                                   16.7            26.4            10.4             10.3
         Less amounts reported in discontinued
             operations                                         (15.4)          (25.1)           (1.0)            (1.0)
     Food Products                                               14.9            35.1            33.6             29.3
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     272.4      $    313.7     $     315.7       $    326.7
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      12.1      $     23.2     $      25.1       $     32.8
         Logistics services                                       0.5             1.4             1.4              1.0
     Real Estate:
         Leasing                                                  8.6             9.5             9.1              9.8
         Sales                                                   11.6             6.9             2.6              2.8
         Less amounts reported in discontinued
             operations                                         (11.6)           (7.5)           (0.5)            (1.3)
     Food Products                                                1.9             2.3             0.4              0.5
                                                          -----------      ----------     -----------       ----------
         Total operating profit                                  23.1            35.8            38.1             45.6
Write-down of long-lived assets1                                  --              --              --              (7.7)
Interest Expense                                                 (2.6)           (2.4)           (3.1)            (3.5)
General Corporate Expenses                                       (4.1)           (4.1)           (2.0)            (5.0)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          16.4            29.3            33.0             29.4
     Income taxes                                                (6.0)          (10.8)          (11.6)           (11.4)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                10.4            18.5            21.4             18.0
Discontinued Operations2                                          7.2             4.7             0.3              0.8
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      17.6      $     23.2     $      21.7       $     18.8
                                                          ===========      ==========     ===========       ==========
Earnings Per Share:
     Basic                                                $    0.43        $   0.56       $    0.52         $   0.44
     Diluted                                              $    0.42        $   0.56       $    0.52         $   0.44


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

         The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2004 and 2003 (in millions):


                                                                    2004                 2003
                                                                    ----                 ----
          ASSETS
          Current Assets:
             Cash and cash equivalents                            $      1                   --
             Accounts and notes receivable, net                         13             $     11
             Real estate held for sale                                   6                   --
             Prepaid expenses and other                                 11                   15
                                                                  --------             --------
                Total current assets                                    31                   26
                                                                  --------             --------

          Investments:
             Subsidiaries consolidated, at equity                      829                  584
                                                                  --------             --------

          Property, at Cost                                            378                  378
             Less accumulated depreciation and amortization            182                  176
                                                                  --------             --------
                Property -- net                                        196                  202
                                                                  --------             --------
          Due from Subsidiaries                                         45                  239
                                                                  --------             --------
          Other Assets                                                  29                   29
                                                                  --------             --------

                Total                                             $  1,130             $  1,080
                                                                  ========             ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Current portion of long-term debt                    $     24             $     13
             Accounts payable                                            5                    6
             Income taxes payable                                        7                    8
             Other                                                      18                   16
                                                                  --------             --------
                Total current liabilities                               54                   43
                                                                  --------             --------

          Long-term Debt                                                98                  147
                                                                  --------             --------
          Other Long-term Liabilities                                   22                   17
                                                                  --------             --------
          Deferred Income Taxes                                         52                   62
                                                                  --------             --------

          Commitments and Contingencies

          Shareholders' Equity:
             Capital stock                                              35                   35
             Additional capital                                        150                  112
             Accumulated other comprehensive loss                       (9)                  (8)
             Deferred compensation                                      (2)                  --
             Retained earnings                                         741                  684
             Cost of treasury stock                                    (11)                 (12)
                                                                  --------             --------
                Total shareholders' equity                             904                  811
                                                                  --------             --------

                Total                                             $  1,130             $  1,080
                                                                  ========             ========

         The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2004, 2003 and 2002 (in millions):

                                                                     2004               2003               2002
                                                                  ----------        ----------           --------
Revenue:
   Food products                                                  $      86          $      90           $      91
   Property leasing                                                      21                 19                  18
   Property sales                                                         5                  2                   4
   Interest and other                                                     5                 13                  15
                                                                  ---------          ---------           ---------
      Total revenue                                                     117                124                 128
                                                                  ---------          ---------           ---------

Costs and Expenses:
   Cost of agricultural goods and services                               86                 87                  81
   Cost of property sales and leasing services                            9                  8                  10
   Selling, general and administrative                                   20                 16                  13
   Interest and other                                                    10                 13                  13
   Income taxes                                                         (11)                --                   1
                                                                  ---------          ---------           ---------
      Total costs and expenses                                          114                124                 118
                                                                  ---------          ---------           ---------

Income from Continuing Operations                                         3                 --                  10

Discontinued Operations, net of income taxes                             --                 --                   2
                                                                  ---------          ---------           ---------

Income Before Equity in Income
   of  Subsidiaries Consolidated                                          3                 --                  12

Equity in Income from Continuing Operations of
   Subsidiaries Consolidated                                             96                 68                  35

Equity in Income from Discontinued
   Operations of Subsidiaries Consolidated                                2                 13                  11
                                                                  ---------          ---------           ---------

Net Income                                                              101                 81                  58

Other Comprehensive Income (Loss), net of income taxes                   (1)                19                 (27)
                                                                  ---------          ---------           ---------

Comprehensive Income                                              $     100          $     100           $      31
                                                                  =========          =========           =========



         The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 (in millions):

                                                                         2004              2003               2002
                                                                       --------          --------           -------

Cash Flows from Operations                                             $   34            $    19            $   (35)
                                                                       ------            -------            -------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (12)               (14)               (11)
   Proceeds from disposal of property and investments                       6                  2                  1
   Dividends received from subsidiaries                                    40                 40                 40
                                                                       ------            -------            -------
   Net cash provided by investing activities                               34                 28                 30
                                                                       ------            -------            -------

Cash Flows from Financing Activities:
   Decrease in intercompany payable                                       (15)               (62)                (3)
   Proceeds from (repayments of) long-term debt, net                      (38)                32                 13
   Proceeds from issuance of capital stock                                 26                 20                 16
   Repurchases of capital stock                                            (2)                --                 --
   Dividends paid                                                         (38)               (37)               (37)
                                                                       ------            -------            -------
   Net cash used in financing activities                                  (67)               (47)               (11)
                                                                       ------            -------            -------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                                     1                 --                (16)
   Balance, beginning of year                                              --                 --                 16
                                                                       ------            -------            -------
   Balance, end of year                                                $    1            $    --            $    --
                                                                       ======            =======            =======

Other Cash Flow Information:
   Interest paid, net of amounts capitalized                           $   (9)           $    (9)           $    (9)
   Income taxes paid                                                      (61)               (45)               (52)

Other Non-cash Information:
   Depreciation expense                                                   (12)               (11)               (12)
   Tax-deferred property sales                                             --                 --                 27
   Tax-deferred property purchases                                         --                 --                (27)

         General Information: The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are described in Note 14, "Industry Segments." Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

         Long-term Debt: At December 31, 2004 and 2003, long-term debt consisted of the following (in millions):


                                                                           2004             2003
                                                                         --------         --------

Revolving credit loans, due after 2004, 2004 high 3.05%, low 1.65%        $     7          $    32
Term Loans:
    4.10%, payable through 2012                                                35               35
    7.38%, payable through 2007                                                22               30
    7.42%, payable through 2010                                                17               20
    7.43%, payable through 2007                                                15               15
    7.55%, payable through 2009                                                15               15
    7.57%, payable through 2009                                                11               13
                                                                          -------          -------
Total                                                                         122              160
Less current portion                                                           24               13
                                                                          -------          -------
Long-term debt                                                            $    98          $   147
                                                                          =======          =======


         During 2004, the Company increased its revolving credit and term loan agreement with six commercial banks to $200 million from $185 million. The term of the facility was also extended to January 2008. Any revolving loan outstanding on that date may be converted into a term loan that would be payable in four equal quarterly installments. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2004 no amounts were drawn on the facility. At December 31, 2003, $25 million was outstanding under this agreement. The amounts drawn on this facility are classified as non-current because the Company has the intent and ability to refinance the facility beyond twelve months.

         The Company has an uncommitted short-term revolving credit agreement with a commercial bank that was increased from $70 million in 2003 to $78.5 million in 2004. The agreement extends to January 2006, but may be canceled by the bank or the Company at any time. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $200 million multi-bank facility, in which it is a participant, and by letters of credit issued under the $78.5 million uncommitted facility. The outstanding balance under this credit facility was $7 million at each of December 31, 2004 and 2003. These amounts are classified as current because the Company uses the line for working capital purposes. Under the borrowing formula for this facility, the Company could have borrowed an additional $70 million at December 31, 2004. For sensitivity purposes, if the $200 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2004 year-end would have been $16 million.

         The Company has a private shelf agreement for $75 million that expires in November 2006. No amount had been drawn on this facility at December 31, 2004.

         At December 31, 2004, maturities and planned prepayments of all long-term debt during the next five years are $24 million in 2005 and $17 million annually for 2006 through 2008.

         Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2004 and 2003 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         A.  Disclosure Controls and Procedures

         The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

         B. Internal Control over Financial Reporting

         (a) See page 46 for management's annual report on internal control over financial reporting.

         (b) See page 48 for attestation report of the independent registered public accounting firm.

         (c) There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.       Directors

         For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 7, 2005 ("A&B's 2005 Proxy Statement"), which section is incorporated herein by reference.

         B.       Executive Officers

         The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2005, and present and prior positions with A&B and business experience for the past five years are given below.

         Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2005 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of severance agreements between A&B and certain of A&B's executive officers, see the subsection captioned "Severance Agreements" in A&B's 2005 Proxy Statement, which subsection is incorporated herein by reference.

James S. Andrasick (61)
         President and Chief Executive Officer of Matson, 7/02-present; Executive Vice President of A&B, 4/02-4/04; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; Senior Vice President of A&B, 6/00-4/02; President and Chief Operating Officer, C. Brewer and Company, Limited, 9/92-3/00.

Christopher J. Benjamin (41)
         Vice President and Chief Financial Officer of A&B, 2/04-present; Vice President (Corporate Development & Planning) of A&B, 4/03-2/04; Director (Corporate Development & Planning) of A&B, 8/01-4/03; Vice President, ChannelPoint, Inc., 10/99-6/01.

Meredith J. Ching (48)
         Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President (Government & Community Relations) of A&B-Hawaii, Inc. ("ABHI"), 10/92-12/99; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (52)
         Vice President and General Counsel of A&B, 11/03-present; Partner, Cades Schutte LLP, 10/83-11/03.

Matthew J. Cox (43)
         Senior Vice President and Chief Financial Officer of Matson, 6/01-present; Controller of Matson, 6/01-1/03; Executive Vice President and Chief Financial Officer, Distribution Dynamics, Inc., 8/99-6/01.

W. Allen Doane (57)
         President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-1/04; Vice Chairman of Matson, 12/98-7/02, 1/04-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; first joined A&B or a subsidiary in 1991.

G. Stephen Holaday (60)
         Plantation General Manager, Hawaiian Commercial & Sugar Company, 1/97-present; Vice President of A&B, 12/99-4/04; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (59)
         Vice President (Investor Relations) of A&B, 8/01-present; Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-8/01; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (51)
         Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; Vice President (Properties Group) of A&B, 2/99-4/04; Executive Vice President of ABHI, 2/99-12/99; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (39)
         Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (46)
         Vice President of A&B, 2/04-present; Controller of A&B, 1/96-present; Assistant Treasurer of A&B, 1/96-12/99, 6/00-2/04; Treasurer of A&B, 1/00-5/00, 2/04-present; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.

Ruthann S. Yamanaka (51)
         Vice President (Human Resources) of A&B, 9/04-present; Senior Vice President of Hawaiian Airlines, Inc., 3/98-8/04.


         C.       Audit Committee Financial Experts

         For information about the Audit Committee Financial Experts, see the section captioned "Audit Committee Report" in A&B's 2005 Proxy Statement, which section is incorporated herein by reference.

         D.       Code of Ethics

         For information about A&B's Code of Ethics, see the subsection captioned "Code of Ethics" in A&B's 2005 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" in A&B's 2005 Proxy Statement, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2005 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the subsection captioned "Certain Relationships and Transactions" in A&B's 2005 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services appears in the section captioned "Ratification of Appointment of Independent Auditors" in A&B's 2005 Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

         3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as Amended through February 24, 2005).

4.       Instruments defining rights of security holders, including indentures.

         4.a.  Equity.

         4.a. Rights Agreement, dated as of June 25, 1998 between Alexander & Baldwin, Inc. and ChaseMellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B's Form 8-K dated June 25, 1998).

         4.b.  Debt.

         4.b. (i) Third Amended and Restated Revolving Credit and Term Loan Agreement, dated November 19, 2001, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent (Exhibit 4.b. to A&B's Form 10-K for the year ended December 31, 2001).

         (ii) First Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of February 4, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent (Exhibit 4.b.(ii) to A&B's Form 10-Q for the quarter ended March 31,
         2004).

         (iii) Second Amendment to Third Amended and Restated Revolving Credit and Term Loan Agreement, effective as of October 1, 2004, among Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Bank of Hawaii, The Bank of New York, Wells Fargo Bank, National Association, American Savings Bank, F.S.B., and First Hawaiian Bank, as Agent (Exhibit 4.b.(iii) to A&B's Form 10-Q for the quarter ended September 30, 2004).

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

         (xviii) Twelfth Amendment dated November 12, 2003 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xviii) to A&B's Form 10-K for the year ended December 31, 2003).

         (xix) Thirteenth Amendment dated October 19, 2004 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xvix) to A&B's Form 10-Q for the quarter ended September 30, 2004).

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

         (xxiv) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xlix) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxv) First Amendment dated July 12, 2004 to the Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xxiv) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xxvi) Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B's Form 10-Q for the quarter ended September 30, 2004).

         (xxvii) Credit Agreement between Matson Navigation Company, Inc. and Bank of America, N.A., dated October 25, 2002.

         (xxviii) First Loan Modification Agreement dated December 15, 2004 to the Credit Agreement between Matson Navigation Company, Inc. and Bank of America. N.A., dated October 25, 2002.

         (xxix) Loan Agreement between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of October 3, 2003.

         (xxx) First Amendment to Loan Agreement and Second Modification to Promissory Note between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of September 30, 2004.

         (xxxi) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Investment Management, Inc., dated as of November 25, 2003 (Exhibit 10.a.(xxiv) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxxii) Letter Amendment dated as of November 25, 2003 to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996, and the Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001, among The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Alexander & Baldwin, Inc. (Exhibit 10.a.(xxv) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxxiii) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

         (xxxiv) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

         (xxxv) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

         (xxxvi) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30,
         2002).

         (xxxvii) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-Q for the quarter ended June 30, 2002).

         (xxxviii) Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30, 2002 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31,
         2002).

         (xxxix) Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         (xl) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         (xli) Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         (xlii) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         (xliii) Right of First Refusal Agreement between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

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

         (xii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xlvi) to A&B's Form 10-Q for the quarter ended March 31, 2002).

________________________________
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

         (xiii) Forms of Non-Qualified Stock Option Agreement and Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-Q for the quarter ended September 30, 2004).

         (xiv) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

         (xv) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xvi) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B's Form 10-Q for the quarter ended March 31, 2004).

         (xvii) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xviii) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xix) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 1999).

         (xx) Settlement Agreement and General Release of Claims among C. Bradley Mulholland, Matson Navigation Company, Inc. and Alexander & Baldwin, Inc. dated December 31, 2003 (Exhibit 10.b.1.(xvi) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxi) A&B Deferred Compensation Plan for Outside Directors (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
         1985).

         (xxii) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

         (xxiii) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxiv) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

         (xxv) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

         (xxvi) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxvii) Amendment No. 4 to the A&B Excess Benefits Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxviii) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1998).

         (xxix) Amendment No. 6 to the A&B Excess Benefits Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxx) Amendment No. 7 to the A&B Excess Benefits Plan, dated October 22, 2003 (Exhibit 10.b.1.(xxvii) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxxi) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxii) Amendment No. 1 to the A&B Executive Survivor/Retirement Benefit Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxx) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxiii) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxiv) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxv) Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxvi) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxvii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxviii) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxix) Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004.

         (xl) Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (A&B's Form 8-K, filed on February 28, 2005).

         (xli) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30,
         2000). Schedule to Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 23, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xlii) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31, 1992).

         (xliii) Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-K for the year ended December 31, 2001).

         (xliv) Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-Q for the quarter ended March 31, 2004).

         (xlv) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1992).

         (xlvi) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

         (xlvii) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

         (xlviii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xlix) Amendment No. 3 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated October 25, 2000 (Exhibit 10.b.1.(xliii) to A&B's Form 10-K for the year ended December 31, 2000).

         (l) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

         (li) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

         (lii) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (liii) Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004.

21.      Subsidiaries.

         21. Alexander & Baldwin, Inc. Subsidiaries as of February 18, 2005.

23. Consent of Deloitte & Touche LLP dated March 7, 2005 (included as the last page of A&B's Form 10-K for the year ended December 31, 2004).

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

                               ALEXANDER & BALDWIN, INC.
                               (Registrant)

Date:  March 7, 2005           By   /s/ W. Allen Doane
                                   ----------------------------
                                   W. Allen Doane, President
                                   and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                    Title                      Date
          ---------                    -----                      ----


/s/ W. Allen Doane               President and Chief         March 7, 2005
-------------------------------  Executive Officer and
W. Allen Doane                   Director


/s/ Christopher J. Benjamin      Vice President and          March 7, 2005
-------------------------------  Chief Financial Officer
Christopher J. Benjamin


/s/ Thomas A. Wellman            Vice President,             March 7, 2005
-------------------------------  Controller and
Thomas A. Wellman                Treasurer


/s/ Charles M. Stockholm         Chairman of the Board       March 7, 2005
-------------------------------  and Director
Charles M. Stockholm


/s/ Michael J. Chun              Director                    March 7, 2005
-------------------------------
Michael J. Chun


/s/ Walter A. Dods, Jr.          Director                    March 7, 2005
-------------------------------
Walter A. Dods, Jr.


/s/ Charles G. King              Director                    March 7, 2005
-------------------------------
Charles G. King


/s/ Constance H. Lau             Director                    March 7, 2005
--------------------------------
Constance H. Lau


/s/ Carson R. McKissick          Director                    March 7, 2005
-------------------------------
Carson R. McKissick


/s/ Maryanna G. Shaw             Director                    March 7, 2005
-------------------------------
Maryanna G. Shaw


/s/ Jeffrey N. Watanabe          Director                    March 7, 2005
-------------------------------
Jeffrey N. Watanabe



CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our reports dated
February 24, 2005, relating to the financial statements of Alexander & Baldwin, Inc. and subsidiaries and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2004.


/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Honolulu, Hawaii
March 7, 2005