Form 10-Q
period 2005-03-31
ALEXANDER & BALDWIN INC
filed 2005-05-02
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
                                                             --------------
 _                                      OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing      _
requirements for the past 90 days.                               Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as    _
defined in Rule 12b-2 of the Exchange Act).                      Yes |X| No |_|


Number of shares of common stock outstanding as of                  43,769,798
March 31, 2005:

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed consolidated financial statements and notes for the first quarter of 2005 are presented below, with comparative figures for the first quarter of 2004.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                                Three Months Ended
                                                                    March 31,
                                                              2005              2004
                                                              ----              ----

Revenue:
    Operating revenue                                       $   365.8         $   342.3
                                                            ---------         ---------

Costs and Expenses:
    Costs of goods sold, services and rentals                   278.7             266.9
    Selling, general and administrative                          32.1              31.1
                                                            ---------         ---------
        Operating costs and expenses                            310.8             298.0
                                                            ---------         ---------

Operating Income                                                 55.0              44.3
Other Income and (Expense)
    Equity in income of real estate affiliates                    1.0               0.8
    Interest income                                               0.9               0.7
    Interest expense                                             (2.8)             (3.3)
                                                            ---------         ---------
Income Before Taxes                                              54.1              42.5
    Income taxes                                                 20.5              15.9
                                                            ---------         ---------
Income From Continuing Operations                                33.6              26.6
Discontinued Operations (net of income taxes)                     4.1               0.5
                                                            ---------         ---------

Net Income                                                  $    37.7         $    27.1
                                                            =========         =========

Basic Earnings Per Share:
    Continuing operations                                   $     0.77        $     0.63
    Discontinued operations                                       0.10              0.01
                                                            ----------        ----------
    Net income                                              $     0.87        $     0.64
                                                            ==========        ==========

Diluted Earnings Per Share:
    Continuing operations                                   $     0.76        $     0.62
    Discontinued operations                                       0.10              0.01
                                                            ----------        ----------
    Net income                                              $     0.86        $     0.63
                                                            ==========        ==========

Dividends Per Share                                         $    0.225        $    0.225
Average Number of Shares Outstanding                              43.4              42.3
Average Number of Dilutive Shares Outstanding                     44.0              42.9




See Notes to Condensed Consolidated Financial Statements




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended
                                                                    March 31,
                                                             2005               2004
                                                             ----               ----

Revenue:
    Transportation:
        Ocean transportation                              $    206.2         $    196.5
        Logistics services                                      96.1               74.1
    Real Estate:
        Leasing                                                 21.9               20.8
        Sales                                                   45.9               40.1
        Less amounts reported in discontinued
           operations                                          (25.2)              (1.1)
    Food Products                                               22.4               13.4
    Reconciling Items                                           (1.5)              (1.5)
                                                          ----------         ----------
        Total revenue                                     $    365.8         $    342.3
                                                          ==========         ==========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                              $     29.7         $     18.6
        Logistics services                                       3.0                1.0
    Real Estate:
        Leasing                                                 10.7                9.5
        Sales                                                   16.5               19.0
        Less amounts reported in discontinued
           operations                                           (6.7)              (0.8)
    Food Products                                                9.0                2.6
                                                          ----------         ----------
        Total operating profit                                  62.2               49.9
    Interest Expense                                            (2.8)              (3.3)
    General Corporate Expenses                                  (5.3)              (4.1)
                                                          ----------         ----------
    Income From Continuing Operations Before
        Income Taxes                                            54.1               42.5
    Income Taxes                                               (20.5)             (15.9)
                                                          ----------         ----------
    Income From Continuing Operations                           33.6               26.6
    Discontinued Operations (net of income taxes)                4.1                0.5
                                                          ----------         ----------
    Net Income                                            $     37.7         $     27.1
                                                          ==========         ==========



See Notes to Condensed Consolidated Financial Statements.




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                             March 31,                December 31,
                                                                                2005                      2004
                                                                                ----                      ----

                                                         ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      69                 $      42
    Accounts and notes receivable, net                                              171                       181
    Inventories                                                                      29                        15
    Real estate held for sale                                                         9                        35
    Deferred income taxes                                                            10                        10
    Prepaid expenses and other assets                                                23                        20
    Accrued deposits, net, to Capital Construction Fund                              --                       (15)
                                                                              ---------                 ---------
        Total current assets                                                        311                       288
                                                                              ---------                 ---------
Investments                                                                         123                       111
                                                                              ---------                 ---------
Real Estate Developments                                                             89                        82
                                                                              ---------                 ---------
Property, at cost                                                                 2,021                     1,996
    Less accumulated depreciation and amortization                                  882                       863
                                                                              ---------                 ---------
        Property - net                                                            1,139                     1,133
                                                                              ---------                 ---------
Capital Construction Fund                                                            23                        40
                                                                              ---------                 ---------
Other Assets                                                                        134                       124
                                                                              ---------                 ---------

        Total                                                                 $   1,819                 $   1,778
                                                                              =========                 =========

                                                     LIABILITIES AND
                                                  SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $      25                 $      31
    Accounts payable                                                                105                       115
    Other                                                                            76                        89
                                                                              ---------                 ---------
        Total current liabilities                                                   206                       235
                                                                              ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                                  212                       214
    Deferred income taxes                                                           371                       339
    Post-retirement benefit obligations                                              45                        45
    Other                                                                            42                        41
                                                                              ---------                 ---------
        Total long-term liabilities                                                 670                       639
                                                                              ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    35                        35
    Additional capital                                                              167                       150
    Deferred compensation                                                            (7)                       (2)
    Accumulated other comprehensive loss                                             (9)                       (9)
    Retained earnings                                                               768                       741
    Cost of treasury stock                                                          (11)                      (11)
                                                                              ---------                 ---------
        Total shareholders' equity                                                  943                       904
                                                                              ---------                 ---------

        Total                                                                 $   1,819                 $   1,778
                                                                              =========                 =========



See Notes to Condensed Consolidated Financial Statements.




                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                         2005                     2004
                                                                         ----                     ----


Cash Flows from Operating Activities                                   $     46                  $     50
                                                                       --------                  --------

Cash Flows from Investing Activities:
    Capital expenditures                                                     (9)                       (9)
    Proceeds from disposal of property and other assets                       5                        --
    Capital Construction Fund, net                                            2                        (1)
    Investments, net                                                         (6)                      (11)
                                                                       --------                  --------
        Net cash used in investing activities                                (8)                      (21)
                                                                       --------                  --------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                --                         3
    Payments of long-term debt                                               (2)                      (13)
    Payments of short-term debt, net                                         (5)                       --
    Proceeds from issuances of capital stock                                  6                         5
    Dividends paid                                                          (10)                       (9)
                                                                       --------                  --------
        Net cash used in financing activities                               (11)                      (14)
                                                                       --------                  --------

Net Increase in Cash and Cash Equivalents                              $     27                  $     15
                                                                       ========                  ========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                          $     (5)                 $     (4)
    Income taxes paid, net of refunds                                        --                        (1)

Other Non-cash Information:
    Accrued deposit to Capital Construction Fund, net                       (15)                        1
    Depreciation expense                                                    (20)                      (19)
    Tax-deferred property sales                                              28                        --
    Tax-deferred property purchases                                         (19)                       --




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

(2) The 2005 estimated effective income tax rate of 38 percent is substantially the same as the statutory rate.

(3) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at March 31, 2005, other than operating lease obligations, included the following (in millions):

                Vessel purchases                        (a)   $ 289
                Guarantee of Hokua debt                 (b)   $  15
                Guarantee of HS&TC debt                 (c)   $  15
                Standby letters of credit               (d)   $  18
                Bonds                                   (e)   $  14
                Benefit plan withdrawal obligations     (f)   $  65

         These amounts are not recorded on the Company's balance sheet and, with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                (a) In February 2005, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc. to purchase two containerships for $144.4 million each. The first of these two ships is expected to be delivered in May 2005, and the second ship is expected to be delivered in the second quarter of 2006. The purchase of these two ships is expected to be funded with the Capital Construction Fund, operating cash flows and new external borrowings. Payment in full is required upon the delivery of each ship. No obligation is recorded on the financial statements because conditions necessary to record either a liability or an asset have not been met. Information related to the use of the ships in the Guam trade and in the recently announced China service is included in
                        Part II Item 8 of the Company's most recently filed
                        Form 10-K.

                (b) A&B Properties, Inc. ("Properties") has a limited loan guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan for the Hokua condominium project, in which Properties is an investor. The guarantee could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if, for example, the seller breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act, the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934.

                (c) The Company guarantees up to $15 million of HS&TC's $30 million revolving credit line. This agreement expires on May 10, 2005, but is expected to be renewed. The HS&TC credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by the inventory, receivables and transportation assets of the cooperative. The amount that may be drawn by HS&TC under the facility is limited to 95 percent of its inventory value plus up to $15 million of HS&TC's current receivables. The Company's guarantee is limited to the lesser of $15 million or the actual amounts drawn. Although the amount drawn by HS&TC on its credit line varies, as of March 31, 2005, the amount drawn was $10 million.

                (d) The Company has arranged for standby letters of credit totaling $18 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The amount also includes a $3 million letter of credit for workers' compensation claims incurred by C&H employees prior to December 24, 1998. The letter of credit is for the benefit of the State of California Department of Industrial Relations ("CDIR"). The Company only would be called upon by the CDIR to honor this letter of credit in the event of C&H's non-payment of workers' compensation claims or insolvency. The remaining letters of credit, totaling $3 million, are for routine insurance-related operating matters, principally in the real estate businesses.

                (e) Of the $14 million in bonds, $7 million relate to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total bond amount are $6 million of customs bonds. The remaining $1 million of bonds are for transportation-related matters.

                (f) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Contingencies: During the first quarter of 2005, there have been no substantive changes to the two environmental matters, the petition filed with the State of Hawaii Board of Land and Natural Resources or the Citizen Complaint and Petition for a Declaratory Order filed with the State of Hawaii Commission on Water Resource Management. These items are described in Part II, Items 7 and 8, of the Company's 2004 Form 10-K.

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

         Pro forma information regarding net income and earnings per share, using the fair value method and reported below, has been estimated using a Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the first quarter of 2005 and 2004 would have been as follows (in millions, except per share amounts):


                                                                                   Quarter Ended
                                                                                       March 31
                                                                                       --------
                                                                                 2005             2004
Net Income:
  As reported                                                                 $   37.7         $   27.1
  Stock-based compensation expense determined under
     fair value based method for all awards, net of related
     tax effects                                                                  (0.4)            (0.3)
                                                                              --------         --------
  Pro forma                                                                   $   37.3         $   26.8
                                                                              ========         ========
Net Income Per Share:
  Basic, as reported                                                          $   0.87         $   0.64
  Basic, pro forma                                                            $   0.86         $   0.63
  Diluted, as reported                                                        $   0.86         $   0.63
  Diluted, pro forma                                                          $   0.85         $   0.62
Effect on average shares outstanding of assumed exercise
of stock options (in millions of shares):
  Average number of shares outstanding                                            43.4             42.3
  Effect of assumed exercise of outstanding stock options                          0.6              0.6
                                                                              --------         --------
  Average number of shares outstanding after assumed
    exercise of outstanding stock options                                         44.0             42.9
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

         Discontinued operations were as follows (in millions):

                                                                  Quarter Ended
                                                                     March 31
                                                                     --------
                                                              2005             2004
           Discontinued Operations (net of tax)
              Sales of Assets                                $   3.9          $   0.3
              Leasing Operations                                 0.2              0.2
                                                             -------          -------
                Total                                        $   4.1          $   0.5
                                                             =======          =======

(6) Other Comprehensive Income for the first quarter of 2005 and 2004 was as follows (in millions):

                                                                   Quarter Ended
                                                                      March 31
                                                                      --------
                                                                2005             2004

           Net Income                                         $   37.7         $   27.1
           Change in Valuation of Derivative                        --             (0.9)
                                                              --------         --------
           Other Comprehensive Income                         $   37.7         $   26.2
                                                              ========         ========


         The change in valuation of derivative amount reflects the valuation of an interest rate lock agreement related to a containership purchase by Matson during 2004.

(7) Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its assumptions and estimates for 2005 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         The Components of Net Periodic Benefit Cost for the first quarters of 2005 and 2004 were as follows (in millions):

                                                                 Pension Benefits                Post-retirement Benefits
                                                                 ----------------                ------------------------
                                                              2005               2004              2005             2004
                                                              ----               ----              ----             ----
         Service Cost                                       $    1.6           $    1.0           $    0.2         $    0.1
         Interest Cost                                           4.0                2.5                0.8              0.5
         Expected Return on Plan Assets                         (6.1)              (3.6)                --               --
         Amortization of Prior Service Cost                      0.1                0.1                 --               --
         Amortization of Net (Gain) Loss                         0.4                0.3                0.3              0.1
                                                            --------           --------           --------         --------
         Net Periodic Benefit Cost                          $     --           $    0.3           $    1.3         $    0.7
                                                            ========           ========           ========         ========

         The 2005 return on plan assets is expected to be nearly the same as the cost and amortization components resulting in no material pension expense. No contributions to the Company's pension plans are expected to be required during 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------

The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the "Company") should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

                1)  economic conditions in Hawaii and elsewhere;
                2)  market demand;
                3) competitive factors, such as the entrance of new competitor capacity in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
                4) renewal or replacement of significant operating and financial agreements;
                5)  significant fluctuations in fuel prices;
                6) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
                7) availability of water for irrigation and to support real estate development;
                8)  performance of unconsolidated affiliates and ventures;
                9) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
               10) vendor and labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
               11) risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations;
               12)  performance of pension assets;
               13) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
               14) resolution of tax issues with the IRS or state tax authorities;
               15)  acts of war and terrorism;
               16)  risks associated with current or future litigation; and
               17) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

-------------------------------------------------------------------------------------------
                                                       Quarter Ended March 31,
-------------------------------------------------------------------------------------------
(dollars in millions)                           2005             2004            Change
-------------------------------------------------------------------------------------------
Revenue                                       $   365.8        $    342.3            7%
Cost of goods sold, services and rentals      $   278.7        $    266.9            4%
Selling, general and administrative           $    32.1        $     31.1            3%
Income taxes                                  $    20.5        $     15.9           29%
-------------------------------------------------------------------------------------------
Net income                                    $    37.7        $     27.1           39%
-------------------------------------------------------------------------------------------

Consolidated revenue of $365.8 million for the first quarter of 2005 increased $23.5 million, or 7 percent, compared with the first quarter of 2004. This increase was due principally to $22 million growth in Matson Integrated Logistics revenue, $9.7 million higher revenue for ocean transportation, $9 million higher revenue in food products, and $1.6 million from real estate leasing, partially offset by $18.8 million in lower revenue from real estate sales (excluding property sales and leasing revenue classified as discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $278.7 million for the first quarter of 2005 increased $11.8 million, or 4 percent, compared with the first quarter of 2004 due to higher purchased transportation services of approximately $18.9 million at the Matson Integrated Logistics business and $3 million for higher cost of sugar sold due to increased sales tonnage, partially offset by $9.4 million lower cost of property sales (excluding property sales classified as discontinued operations).

Selling, general and administrative costs for the first quarter of 2005 were $1 million, or 3 percent, higher than the first quarter of 2004 due to higher professional service fees, incentive and non-qualified plan costs, and salaries and wages.

Income taxes were higher than the first quarter of 2004 due to higher pre-tax income and a higher effective tax rate. The 2005 income tax rate is expected to approximate the Company's statutory rate.

Additional information about the revenue and profits of the Company are provided in the Analysis of Operating Revenue and Profit, below. Because the Company operates in five different segments and three industries, the review of operations, on a segment basis, provides an important perspective on the financial results for the Company.

ANALYSIS OF OPERATING REVENUE AND PROFIT
Transportation - Ocean Transportation

--------------------------------------------------------------------------------
                                            Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)           2005                 2004                Change
--------------------------------------------------------------------------------
Revenue                       $   206.2            $   196.5                5%
Operating profit              $    29.7            $    18.6               60%
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers              41,300               39,700                4%
  Automobiles                    35,600               36,300               -2%
  Guam containers                 4,000                4,500              -11%
--------------------------------------------------------------------------------


Ocean Transportation revenue of $206.2 million for the first quarter of 2005 was $9.7 million, or 5 percent, higher than the first quarter of 2004. Of this increase, approximately $5.8 million was due to improved Hawaii service yields and cargo mix, $3.9 million was due to higher container volume net of lower auto volume, $3.3 million was due to increases in the bunker fuel surcharge, $1.5 million was due to government services and $1.2 million was due to Guam and Mid-pacific service yield and mix. These increases were partially offset by $4.9 million of lower vessel charter revenue. Total Hawaii container volume was 4 percent higher than the first quarter of 2004. This reflects the strong and continuing growth in the Hawaii economy.

Operating profit of $29.7 million was $11.1 million, or 60 percent, better than the first quarter of 2004. This was primarily the result of $6.1 million higher equity in earnings of SSA Terminals, LLC ("SSAT"), in which Matson is a minority owner, $5.8 million from favorable Hawaii service yields and mix, $1.7 million from higher container volume, $1.2 million from favorable Guam and Mid-pacific service yield and mix, and $1.1 million from lower operating overhead expenses. These increases in operating profit were partially offset by higher costs, including: $1.8 million of purchased transportation services, $1.6 million in higher vessel operating expenses, and depreciation and $1.5 million from lower vessel charters. Of the higher SSAT earnings, about half of the amount related to higher volume of containers handled in West Coast terminals and the remainder related to SSAT's January fiscal year-end closing adjustments.

Transportation - Logistics Services

--------------------------------------------------------------------------------
                                         Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)          2005                 2004           Change
--------------------------------------------------------------------------------
Revenue                      $   96.1             $   74.1           30%
Operating profit             $    3.0             $    1.0          3.0x
--------------------------------------------------------------------------------

Revenue and operating profit growth for the first quarter of 2005 for the integrated logistics services business was mainly the result of increased customer volume in all business lines. Highway volume increased 30 percent and Intermodal volume increased 7 percent. The increase in highway volume was due to both an acquisition in late 2004 and organic operating growth. This acquisition is discussed in Item 8 (Note 2) of the Company's 2004 Form 10-K. The operating margin for the integrated logistics service business was 3.1 percent for the first quarter of 2005 compared with 1.3 percent for the first quarter of 2004.

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

Real Estate - Leasing

--------------------------------------------------------------------------------
                                             Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)                 2005           2004          Change
--------------------------------------------------------------------------------
Revenue                              $   21.9       $   20.8           5%
Operating profit                     $   10.7       $    9.5          13%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                96%            94%           2%
  Hawaii                                  90%            90%           --
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                3.4            3.7          -8%
  Hawaii                                  1.7            1.7           --
--------------------------------------------------------------------------------

Property leasing revenue for the first quarter of 2005 was 5 percent higher than the amounts reported for the first quarter of 2004. Higher revenue and operating profit were due principally to property acquisitions subsequent to the first quarter of 2004, new leases and lease termination payments received in 2005. The higher occupancy rate for the mainland commercial leasing portfolio was due primarily to a 2004 vacancy at one large warehouse property.

Real Estate - Sales

------------------------------------------------------------------------
                                      Quarter Ended March 31,
------------------------------------------------------------------------
(dollars in millions)            2005            2004         Change
------------------------------------------------------------------------
Revenue                        $   45.9        $   40.1           14%
Operating profit               $   16.5        $   19.0          -13%
------------------------------------------------------------------------

Sales during the first quarter of 2005 included principally one warehouse/distribution complex in Ontario, California, for $17.8 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6.3 million, 5.5 office condominium floors for $5.5 million and seven Maui and Oahu commercial properties for $7.6 million, one residential development parcel for $4.5 million and three residential properties for $3 million.

By comparison, sales during the first quarter of 2004 included the sales of 17 Maui and Oahu commercial inventory properties for $12.2 million, 7.5 office condominium floors for $8.8 million, and 23 residential properties for $18.9 million. Operating profit in 2004 also included $1 million for the Company's share of earnings in two real estate joint ventures that, combined, reflected the sales of 12 residential units.

The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

Real Estate - Discontinued Operations

----------------------------------------------------------------------
                                         Quarter Ended March 31,
----------------------------------------------------------------------
(dollars in millions, before tax)        2005              2004
----------------------------------------------------------------------
Sales revenue                          $   24.6                 --
Leasing revenue                        $    0.6           $    1.1
Sales operating profit                 $    6.3           $    0.4
Leasing operating profit               $    0.4           $    0.4
----------------------------------------------------------------------

Discontinued operations for the first quarter of 2005 included the sales of one warehouse/distribution complex in Ontario, California, for $17.8 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6.3 million, and the fee interest in a parcel in Maui. There were no sales of property during the first quarter of 2004 that resulted in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through the first quarter of 2005 and the operating results of a Maui office building that the Company intends to sell within the next 12 months. Because the Company regularly sells commercial properties, the amounts reported as continuing and discontinued operations in prior quarters are restated each time a property is designated as discontinued.

Food Products

---------------------------------------------------------------------------
                                        Quarter Ended March 31,
---------------------------------------------------------------------------
(dollars in millions)          2005            2004           Change
---------------------------------------------------------------------------
Revenue                      $   22.4        $   13.4             67%
Operating profit             $    9.0        $    2.6            3.5x
---------------------------------------------------------------------------
Tons sugar produced            19,500          11,700             67%
---------------------------------------------------------------------------



Food products revenue increased for the first quarter of 2005 compared with 2004 due mainly to $5.5 million received as part of an agricultural disaster relief program. Sugar sales of $6 million was $2.3 million higher than the first quarter of 2004 and power revenue of $4.1 million was $1.4 million higher. Sugar sales benefited from 67 percent higher production than in the first quarter of 2004.

Compared with the 2004 first quarter, operating profit benefited from the $5.5 million disaster relief payment and the $1.4 million of higher power sales. The higher sugar sales did not contribute meaningfully to operating profit.

Quarterly fluctuations in sales and operating profit are normal for this business due to commodity sugar prices, weather, production and other seasonality factors. The Company's sugar business uses a standard cost system for determining cost of sales. As total-year production and cost estimates change, the standard cost per ton is adjusted to reflect those changes. Periodically, the cost of crop is adjusted to reflect total-year production estimates. Although both quarters were adversely affected by weather, the first quarter of 2005 was less affected than the first quarter of 2004.

Outlook for 2005

For ocean transportation, the cargo demand remains good. The previously announced general rate increase and periodic fuel surcharge adjustments are expected to help offset increases in operating costs. Increased competition may, however, put margins under pressure for the remainder of the year. As noted earlier, approximately $6 million of the first quarter operating profit resulted from the performance of the SSAT. While some of the factors that contributed to this good performance are expected to continue, a majority of the amount is related to year-end adjustments by the venture and is not expected to be repeated.

For logistics services, demand for services remains strong in all business lines. Income is expected to remain strong with improvement in year-over-year comparisons.

Property sales are expected to be higher than 2004, but the timing of income recognition will not be evenly distributed over the year. Residential sales for the Company's Waikiki high-rise that had been expected to close in the second quarter will likely shift to the third quarter. The development pipeline, with expected realization of returns in 2005 and 2006, remains strong.

The Company's property leasing business is expected to produce relatively stable revenue and margins. Property sales and purchases may have a modest impact on operating results.

Continuing low sugar prices and modestly higher production are expected for 2005. Higher energy sales, however, are expected to mostly offset higher fuel and other operating costs that have risen as a result of petroleum prices. The $5.5 million disaster relief payment received in the first quarter was a one-time benefit.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $689 million at March 31, 2005, an increase of $56 million from December 31, 2004. The increase was due primarily to $27 million of higher cash balances, $14 million of higher sugar and coffee inventory balances, and $10 million of higher balances available under variable rate debt facilities, partially offset by $10 million of lower receivable balances. Inventory balances were the result of normal business seasonality. Cash balances were higher than 2004 year-end due to receivable collections, business growth, timing of capital expenditures, and lower short-term debt balances that could be paid down prior to quarter-end.

Balance Sheet: Working capital was $105 million at March 31, 2005, an increase of $52 million from the balance carried at the end of 2004. The increase in working capital was due primarily to higher cash balances, lower accrued deposits to the CCF, lower accounts and taxes payable, lower net accrued balances for executive benefits, and lower balances of short-term debt balances and current portion of long-term debt. These factors were partially offset by lower balances of accounts receivable and lower balances of real estate held for sale. Most of the $69 million cash balance at the end of the first quarter is expected to be used in connection with the purchase, in May 2005, of the first of two containerships that Matson has contracted to acquire, deposits into the CCF and other asset purchases.

Long-term Debt, including current portion, totaled $237 million at March 31, 2005 compared with a balance of $245 million at December 31, 2004. This $8 million decrease was due to normal debt repayments. The weighted average interest rate for the Company's outstanding borrowings at March 31, 2005 was approximately 5.8 percent.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities were $46 million for the first quarter of 2005, compared with $50 million for the first quarter of 2004. This decrease was the net result of lower gains on the sale of property and real estate and higher income taxes, partially offset by better operating results.

Capital expenditures for both the first quarter of 2005 and 2004 were $9 million. These expenditures were primarily for routine asset replacements. Tax-deferred transactions are not considered cash transactions for purposes of the Statement of Consolidated Cash Flows since the Company does not actually take control of the cash during the exchange period.

Total-year 2005 capital expenditures are expected to be approximately $354 million. This includes both committed projects and uncommitted, but planned, projects. Approximately $237 million of capital expenditures is expected for the transportation businesses (including the purchase of a containership), $103 million is expected for the real-estate business (excluding purchases of property on a tax-deferred basis and investments in new joint ventures), and $13 million for the food products business.

Tax-Deferred Real Estate Exchanges: Sales - There were five sales and one condemnation of property during the first quarter of 2005, totaling $28 million, which qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. The sales included a warehouse/distribution complex in Ontario, California, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, one commercial parcel in Waikiki and the fee interest in two parcels in Maui. The proceeds from these sales were immediately available for reinvestment in replacement property. The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets.

During the first quarter of 2004, the Company did not record any tax-deferred real-estate sales.

Purchases - The fee simple interest in a leased property in Honolulu was purchased during the first quarter of 2005 using $19.3 million of proceeds from tax-deferred sales. There were no purchases of property during the first quarter of 2004 that utilized proceeds from tax-deferred sales.

As of March 31, 2005, $8.6 million of proceeds from tax-deferred sales had not been reinvested. This amount is included in non-current other assets on the condensed balance sheet.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies in effect at the end of the first quarter is described in Note (3) to the financial statements of Item 1.

OTHER MATTERS

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K.

Kukui'ula - During the first quarter of 2005 the Company conveyed the remaining 165 acres of land to the Kukui'ula joint venture. This brings the total land conveyed by the Company, as part of its equity contribution, to 1,000 acres. In April, Kukui'ula introduced its Founders Program, in which 300 non-binding reservations were received for 123 units, comprising three product types.
The products comprise 35 half-acre home sites priced between $1 and $3.5 million, 17 quarter-acre home sites priced between $1 and $2 million and 71 residential units of 1,500 to 3,000 square feet priced between $1.5 and $4 million. These property sales are expected to close in late 2006.

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in
Item 8 of the Company's most recently filed Form 10-K.

Critical Accounting Policies and Estimates: The Company's accounting policies are described in Note 1 of the Consolidated Financial Statements included in
Item 8 of the Company's most recently filed Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that Management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Item 7 of the Company's 2004 Form 10-K.

New and Proposed Accounting Standards: In April 2005, the Securities and Exchange Commission ("SEC") deferred the application date of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." The standard requires that the cost of awards that are granted, modified or settled should be charged to compensation expense in the Statement of Income. As permitted by the SEC's deferred application of the standard, the Company plans to adopt this standard on January 1, 2006.

Additional information about the impacts of newly issued accounting standards are discussed in Item 8 of the Company's most recently filed Form 10-K.

Economic Conditions: Hawaii's economy continues to grow steadily and at a pace that is sustainable. From the viewpoints of scale and performance, the principal "drivers" of economic growth for the State remain the visitor industry and real estate/construction.

Through February, total visitor days are up 9.9 percent, on the strength of a
9.7 percent increase in visitors arriving on domestic flights and a 14.8% increase on international flights. Supporting the growth of visitors, 13 percent more air seats will be available in the April to June 2005 period than in the same time a year ago.

On a combined basis, total commitments to build (private permits plus government contracts awarded) grew nearly 38 percent in 2004. Though not expected to grow again until 2006 because of the unusually large increase in 2004 government contracts, this represents a sizable level of upcoming activity.

Two primary sources of periodic economic forecasts for the state are the University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development & Tourism (DBEDT). As shown in the following table, these independently prepared projections substantially agree that the economic outlook is favorable for the next few years.

Indicator (%)            Source       `03A     `04A     `05F    `06F     `07F     `08F
-------------            ------       ----     ----     ----    ----     ----     ----

Visitor Arrivals         UHERO        -0.2     8.5      3.4     2.8      2.5      2.3
                         DBEDT        -0.1     8.0      4.9     1.6      1.6      NA


Wage & Salary Jobs       UHERO        1.9      2.6      1.8     1.3      1.3      1.2
                         DBEDT        1.9      2.6      2.0     1.5      1.3      NA

Real Personal Income     UHERO        2.3      2.6      2.7     2.6      2.4      2.4
                         DBEDT        2.3      2.8      2.7     2.6      2.3      NA


Management Changes:  The following management changes occurred during 2005.

        o Richard S. Bliss, Matson vice president and Hawaii area manager, retired effective April 1, 2005.
        o Peter W. Burns was promoted to vice president at Matson Terminals Inc. effective April 4, 2005.
        o  John F. Gasher, A&B vice president, retired effective January 1,
           2005.
        o David I. Haverly was promoted to vice president, asset management at A&B Properties, Inc. effective January 1, 2005.
        o  Merle A. K. Kelai, Matson vice president, retired effective
           February 1, 2005.
        o Richard B. Stack, Jr. was promoted to vice president, development at A&B Properties, Inc. effective January 1, 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2004. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2004.


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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
------------------------------------------------------------------------------
         SECURITIES
         ----------


                                               Issuer Purchases of Equity Securities


                                                                                 Total Number of          Maximum Number
                                                                               Shares Purchased as        of Shares that
                                                                                Part of Publicly       May Yet Be Purchased
                                Total Number of           Average Price          Announced Plans          Under the Plans
          Period               Shares Purchased          Paid per Share            or Programs              or Programs
          ------               ----------------          --------------        -------------------     --------------------
     Jan 1 - 31, 2005              8,792 (1)                 $44.10                    --                       --
     Feb 1 - 28, 2005                 --                       --                      --                       --
     Mar 1 - 31, 2005              4,350 (1)                 $43.98                    --                       --


(1) Represents shares accepted in satisfaction of the exercise price of stock options or tax withholding obligations upon option exercises.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

At the Annual Meeting of Shareholders of the Company held on April 28, 2005, the Company's shareholders voted in favor of: (i) the election of ten directors to the Company's Board of Directors, (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors, and (iii) the approval of an amendment to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan. The number of votes for, against or withheld, as well as the number of abstentions, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

  (i) Election of Directors          For        Withheld         Broker Non-Votes

       Michael J. Chun            40,095,183    1,160,348               0
       W. Allen Doane             40,900,014      355,517               0
       Walter A. Dods, Jr.        39,665,319    1,590,212               0
       Charles G. King            39,859,539    1,395,992               0
       Constance H. Lau           40,049,271    1,206,260               0
       Carson R. McKissick        40,965,004      290,527               0
       Douglas M. Pasquale        41,003,053      252,478               0
       Maryanna G. Shaw           40,963,080      292,451               0
       Charles M. Stockholm       40,077,504    1,178,027               0
       Jeffrey N. Watanabe        40,139,289    1,116,242               0

 (ii)  Ratification of Appoint-      For        Against     Abstain    Broker Non-Votes
       ment of Auditors           40,760,131     333,549     161,851          0

(iii)  Proposal to Approve           For        Against     Abstain    Broker Non-Votes
       an Amendment to the        31,884,620   2,344,108   1,100,933      5,925,870
       1998 Stock Option/Stock
       Incentive Plan


ITEM 5.   OTHER INFORMATION
---------------------------

On April 28, 2005, at the 2005 Annual Meeting of Shareholders of Alexander & Baldwin, Inc., the shareholders approved an amendment (the "Amendment") to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (the "1998 Plan"), which:

        1. Increases the number of shares of A&B common stock reserved for issuance under the 1998 Plan by an additional 700,000 shares;

        2. Eliminates the 250,000-share limitation on the aggregate number of shares available for issuance through the restricted stock program. Accordingly, shares reserved for issuance under the 1998 Plan may be issued either in the form of option grants or restricted stock grants;

        3.    Specifically prohibits the repricing of stock options;

        4. Specifies minimum vesting periods for restricted stock to no sooner than one-third in each of the first three years since the grant date for time-based awards, and no sooner than one year following the grant date for performance-based awards (certain limited exceptions exist for retirement and change of control situations); and

        5. Specifically prohibits any material amendment to the 1998 Plan without shareholder approval.

The foregoing summary of the Amendment is a general description only and is subject to the detailed terms of the Amendment filed herewith as Exhibit 10.b.1.(xiii) and incorporated herein by reference.

ITEM 6.  EXHIBITS
-----------------

         10.b.1.(xiii) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

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


                                          ALEXANDER & BALDWIN, INC.
                                   -------------------------------------
                                                (Registrant)



Date:  May 2, 2005                 /s/ Christopher J. Benjamin
                                   --------------------------------------
                                           Christopher J. Benjamin
                                   Vice President and Chief Financial Officer



Date:  May 2, 2005                 /s/ Thomas A. Wellman
                                   ---------------------------------------
                                              Thomas A. Wellman
                                   Vice President, Controller and Treasurer

                                  EXHIBIT INDEX


         10.b.1.(xiii) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

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