Form 10-Q
period 2005-06-30
ALEXANDER & BALDWIN INC
filed 2005-08-01
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
                                                             -------------
 _                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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


Number of shares of common stock outstanding as of
June 30, 2005:                                                      43,829,557

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited, condensed financial statements and notes for the second quarter and first six months of 2005 are presented below, with comparative figures from the 2004 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per share amounts)

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                           2005               2004              2005               2004
                                                           ----               ----              ----               ----
Revenue:
    Operating revenue                                    $    392.1         $    374.4        $     756.7        $     715.6
                                                         ----------         ----------        -----------        -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                 308.6              295.5              586.3              561.6
    Loss on investment                                          2.2                 --                2.2                 --
    Selling, general and administrative                        33.4               30.9               65.5               62.0
                                                         ----------         ----------        -----------        -----------
        Operating costs and expenses                          344.2              326.4              654.0              623.6
                                                         ----------         ----------        -----------        -----------

Operating Income                                               47.9               48.0              102.7               92.0
Other Income and (Expense):
    Equity in income of real estate affiliates                  0.8                1.3                1.8                2.1
    Interest income                                             1.2                1.1                2.1                1.8
    Interest expense                                           (3.0)              (3.2)              (5.8)              (6.4)
                                                         ----------         ----------        -----------        -----------
Income Before Taxes                                            46.9               47.2              100.8               89.5
    Income taxes                                               17.8               18.2               38.3               34.0
                                                         ----------         ----------        -----------        -----------
Income From Continuing Operations                              29.1               29.0               62.5               55.5
Discontinued Operations (net of income taxes)                   0.3                1.1                4.6                1.7
                                                         ----------         ----------        -----------        -----------

Net Income                                               $     29.4         $     30.1        $      67.1        $      57.2
                                                         ==========         ==========        ===========        ===========

Basic Earnings Per Share:
    Continuing operations                                $      0.67        $      0.68       $      1.44        $      1.31
    Discontinued operations                                       --               0.03              0.10               0.04
                                                         -----------        -----------       -----------        -----------
    Net income                                           $      0.67        $      0.71       $      1.54        $      1.35
                                                         ===========        ===========       ===========        ===========

Diluted Earnings Per Share:
    Continuing operations                                $      0.66        $      0.67       $      1.42        $      1.29
    Discontinued operations                                       --               0.03              0.10               0.04
                                                         -----------        -----------       -----------        -----------
    Net income                                           $      0.66        $      0.70       $      1.52        $      1.33
                                                         ===========        ===========       ===========        ===========

Dividends Per Share (1)                                  $     0.225        $     0.225       $      0.45        $      0.45
Average Number of Shares Outstanding                            43.6               42.5              43.5               42.4
Average Number of Dilutive Shares Outstanding                   44.2               43.1              44.1               43.0


(1) Dividends per share for the second quarter and first half of 2005 do not include the $0.225 third quarter dividend declared on June 23, 2005 and payable on September 1, 2005. Dividends per share for the second quarter and first half of 2004 do not include the $0.225 third quarter dividend declared on June 24, 2004 and payable on September 2, 2004.


See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                             2005               2004               2005               2004
                                                             ----               ----               ----               ----
Revenue:
    Transportation:
        Ocean transportation                                $    221.0         $    208.1        $     427.2        $     404.6
        Logistics services                                       106.6               93.5              202.7              167.6
    Real Estate:
        Leasing                                                   21.3               20.4               43.2               41.2
        Sales                                                     14.6               28.3               60.5               68.4
        Less amounts reported in discontinued
           operations                                             (1.7)              (3.1)             (28.1)              (5.3)
    Food Products                                                 32.2               28.9               54.6               42.3
    Reconciling Items                                             (1.9)              (1.7)              (3.4)              (3.2)
                                                            ----------         ----------        -----------        -----------
        Total revenue                                       $    392.1         $    374.4        $     756.7        $     715.6
                                                            ==========         ==========        ===========        ===========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                                $     38.7         $     31.4        $      68.4        $      50.0
        Logistics services                                         3.6                2.6                6.6                3.6
    Real Estate:
        Leasing                                                   10.5                9.2               21.2               18.7
        Sales                                                      4.8               13.4               21.3               32.4
        Less amounts reported in discontinued
           operations                                             (0.6)              (1.7)              (7.5)              (2.7)
    Food Products                                                  0.3                0.3                9.3                2.9
                                                            ----------         ----------        -----------        -----------
        Total operating profit                                    57.3               55.2              119.3              104.9
    Loss on Investment                                            (2.2)                --               (2.2)                --
    Interest Expense                                              (3.0)              (3.2)              (5.8)              (6.4)
    General Corporate Expenses                                    (5.2)              (4.8)             (10.5)              (9.0)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations Before
        Income Taxes                                              46.9               47.2              100.8               89.5
    Income Taxes                                                 (17.8)             (18.2)             (38.3)             (34.0)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations                             29.1               29.0               62.5               55.5
    Discontinued Operations (net of income taxes)                  0.3                1.1                4.6                1.7
                                                            ----------         ----------        -----------        -----------
    Net Income                                              $     29.4         $     30.1        $      67.1        $      57.2
                                                            ==========         ==========        ===========        ===========










See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                              June 30,                December 31,
                                                                                2005                      2004
                                                                                ----                      ----
                                                         ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      69                 $      42
    Accounts and notes receivable, net                                              167                       181
    Inventories                                                                      26                        15
    Real estate held for sale                                                        65                        35
    Deferred income taxes                                                            11                        10
    Prepaid expenses and other assets                                                20                        20
    Accrued deposits, net to Capital Construction Fund                               --                       (15)
                                                                              ---------                 ---------
        Total current assets                                                        358                       288
                                                                              ---------                 ---------
Investments                                                                         130                       111
                                                                              ---------                 ---------
Real Estate Developments                                                             56                        82
                                                                              ---------                 ---------
Property, at cost                                                                 2,178                     1,996
    Less accumulated depreciation and amortization                                  897                       863
                                                                              ---------                 ---------
        Property - net                                                            1,281                     1,133
                                                                              ---------                 ---------
Capital Construction Fund                                                            37                        40
                                                                              ---------                 ---------
Other Assets                                                                        127                       124
                                                                              ---------                 ---------

        Total                                                                 $   1,989                 $   1,778
                                                                              =========                 =========

                                                     LIABILITIES AND
                                                  SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $      32                 $      31
    Accounts payable                                                                114                       115
    Other                                                                           102                        89
                                                                              ---------                 ---------
        Total current liabilities                                                   248                       235
                                                                              ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                                  314                       214
    Deferred income taxes                                                           388                       339
    Post-retirement benefit obligations                                              46                        45
    Other                                                                            38                        41
                                                                              ---------                 ---------
        Total long-term liabilities                                                 786                       639
                                                                              ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    35                        35
    Additional capital                                                              169                       150
    Deferred compensation                                                            (7)                       (2)
    Accumulated other comprehensive loss                                             (9)                       (9)
    Retained earnings                                                               778                       741
    Cost of treasury stock                                                          (11)                      (11)
                                                                              ---------                 ---------
        Total shareholders' equity                                                  955                       904
                                                                              ---------                 ---------

        Total                                                                 $   1,989                 $   1,778
                                                                              =========                 =========



See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                         2005                    2004
                                                                         ----                    ----

Cash Flows from Operating Activities                                   $     129              $      84
                                                                       ---------              ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                    (174)                   (24)
    Proceeds from disposal of property and other assets                       19                     20
    Deposits into Capital Construction Fund                                 (158)                    (1)
    Withdrawals from Capital Construction Fund                               146                      1
    Investments, net                                                         (13)                   (22)
                                                                       ---------              ---------
        Net cash used in investing activities                               (180)                   (26)
                                                                       ---------              ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                105                      4
    Payments of long-term debt                                               (10)                   (35)
    Payments of short-term debt, net                                          (5)                    --
    Proceeds from issuances of capital stock                                   8                      9
    Repurchase of capital stock                                               --                     (2)
    Dividends paid                                                           (20)                   (19)
                                                                       ---------              ---------
        Net cash provided by (used in) financing activities                   78                    (43)
                                                                       ---------              ---------

Net Increase in Cash and Cash Equivalents                              $      27              $      15
                                                                       =========              =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                          $      (7)             $      (7)
    Income taxes paid, net of refunds                                         22                    (30)

Other Non-cash Information:
    Depreciation expense                                                      41                     40
    Tax-deferred property sales                                              (28)                    --
    Tax-deferred property purchases                                           28                     --
    Debt assumed in real estate acquisition                                   11                     --






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

(3) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at June 30, 2005, other than operating lease obligations, included the following (in millions):

         Vessel purchases                            (a)      $      148
         Guarantee of Hokua debt                     (b)      $       15
         Guarantee of HS&TC debt                     (c)      $        7
         Standby letters of credit                   (d)      $       19
         Bonds                                       (e)      $       14
         Benefit plan withdrawal obligations         (f)      $       65

         These amounts are not recorded on the Company's balance sheet and, with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) In February 2005, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc. to purchase two containerships for $144.4 million each. The first of these two ships, the MV Manulani, was delivered during the second quarter of 2005, and the second ship, the MV Maunalei, is expected to be delivered in the second quarter of 2006. The purchase price for the MV Maunalei will also include approximately $3.9 million of interest incurred by the shipyard during construction, bringing the total purchase price to $148.3 million. The purchase of the MV Maunalei is expected to be funded with the Capital Construction Fund ("CCF"), operating cash flows and a new revolving credit facility. Payment in full is required upon the delivery of the containership. No obligation is recorded on the financial statements for the MV Maunalei because conditions necessary to record either a liability or an asset have not been met. Information related to the use of the ships in the Guam trade and in the recently announced China service is included in Part II
             Item 8 of the Company's most recently filed Form 10-K. The financing agreements for each of the two ships were described in two 8-K's that were filed with the SEC during the second quarter of 2005 and in Item 2 of this Form 10-Q.

         (b) A&B Properties, Inc. ("Properties") has a limited loan guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan for the Hokua condominium project, in which Properties is an investor. The guarantee could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if, for example, the seller breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act ("ILSPA"), the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934.
             The ILSPA requires that the building must be constructed and a certificate of occupancy obtained, within two years following execution of a binding sales contract with the buyer. For Hokua, this is December 31, 2005 for most of the contracts. The Hokua general contractor expects that a certificate of occupancy will be obtained by December 31, 2005; however, any unanticipated delays could result in the certificate not being obtained by that date. The Company believes that even if the buyers are able to rescind their contracts and are entitled to a refund, the affected units could be sold for prices greater than the original selling prices, since market prices in Honolulu have risen considerably during the past 18 months.

         (c) At June 30, 2005, the Company had guaranteed $15 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw sugar marketing and trans-portation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc ("C&H"); the Company is a member of HS&TC and is a minority owner of C&H. On July 29, 2005, this guarantee was restructured as a floating guarantee that can range from the lower of the amount drawn by HS&TC under the credit line to $21.5 million. The HS&TC credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by all personal property of the cooperative other than transportation assets. The amount that may be drawn by HS&TC under the facility is limited to its inventory value plus certain cash balances and accounts receivable. If the amounts owed by C&H to HS&TC are outstanding for up to 10 days, the amount of A&B's exposure under the guarantee is limited to the lesser of $15 million or the actual amounts drawn. If HS&TC has extended payment terms to C&H beyond the normal 10 days, then the amount of the guarantee increases to the lesser of the amount drawn on the credit line or $21.5 million. As of June 30, 2005, extended credit terms had been provided to C&H, but the balance outstanding on the credit line was $7 million, therefore the amount of A&B's guarantee was $7 million at quarter-end. A copy of the new floating guarantee agreement is included with this Form 10-Q as Exhibit 10.a.(xxxix).

         (d) At June 30, 2005, the Company has arranged for standby letters of credit totaling $19 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. This balance includes approximately $4 million for routine insurance-related operating matters, principally in the real estate business.

             Also included in the outstanding letters of credit, is a $3 million letter of credit for workers' compensation claims incurred by C&H employees prior to December 24, 1998. As disclosed in previous filings, C&H was a wholly owned subsidiary of A&B until December 24, 1998, at which date the Company sold a majority interest in the business. The Company would only be called upon to honor this letter of credit in the event of C&H's insolvency or its failure to pay claims when due.

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

         Contingencies: During the first half of 2005, there were no substantive changes to two environmental matters, the petition filed with the State of Hawaii Board of Land and Natural Resources or the Citizen Complaint and Petition for a Declaratory Order filed with the State of Hawaii Commission on Water Resource Management. These items are described in
         Part II, Items 7 and 8, of the Company's 2004 Form 10-K.

         The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

(4)      Accounting Method for Stock-Based Compensation and Diluted Earnings per
         Share: As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123R, "Accounting for Stock-Based Compensation, Revised" and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

         Pro forma information regarding net income and earnings per share, using the fair value method and reported below, has been estimated using a Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the three and six months ended June 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

                                                                Quarter Ended               Six Months Ended
                                                                   June 30,                     June 30,
                                                                   --------                     --------
                                                             2005           2004           2005          2004
Net Income:
    As reported                                            $   29.4       $    30.1       $    67.1     $   57.2
    Stock-based compensation expense determined
      under fair value based method for all awards,
      net of related tax effects                               (0.4)           (0.3)           (0.8)        (0.6)
                                                           --------       ---------       ---------     --------
    Pro forma                                              $   29.0       $    29.8       $    66.3     $   56.6
                                                           ========       =========       =========     ========
Net Income Per Share:
    Basic, as reported                                     $    0.67      $    0.71       $    1.54     $   1.35
    Basic, pro forma                                       $    0.66      $    0.70       $    1.52     $   1.33
    Diluted, as reported                                   $    0.66      $    0.70       $    1.52     $   1.33
    Diluted, pro forma                                     $    0.65      $    0.69       $    1.50     $   1.32
Effect on average shares outstanding of assumed
exercise of stock options (in millions of shares):
    Average number of shares outstanding                       43.6            42.5            43.5         42.4
    Effect of assumed exercise of outstanding stock
        options                                                 0.6             0.6             0.6          0.6
                                                           --------       ---------       ---------     --------
    Average number of shares outstanding after
        assumed exercise of outstanding stock options          44.2            43.1            44.1         43.0
                                                           ========       =========       =========     ========

         The pro forma effects are not necessarily representative of the pro forma effects on future net income or earnings per share, because the number of future shares that may be issued is not known; shares vest over several years, and assumptions used to determine the fair value can vary significantly. Additional information about stock-based compensation is included in Notes 1 and 12 of Item 8 in the Company's most recently filed Form 10-K and in Item 2 of this Form 10-Q.

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

         Discontinued operations were as follows (in millions):



                                               Quarter Ended                    Six Months Ended
                                                  June 30,                          June 30,
                                                  --------                          --------
                                           2005             2004              2005             2004
Discontinued Operations (net of tax)
   Sales of Assets                              --         $    0.9         $    3.9          $    1.0
   Leasing Operations                     $    0.3              0.2              0.7               0.7
                                           -------         --------         --------          --------
     Total                                $    0.3         $    1.1         $    4.6          $    1.7
                                          ========         ========         ========          ========

(6) Other Comprehensive Income for the three and six months ended June 30, 2005 and 2004 was as follows (in millions):

                                               Quarter Ended                    Six Months Ended
                                                  June 30,                          June 30,
                                                  --------                          --------
                                           2005             2004              2005             2004

Net Income                                $   29.4         $   30.1         $   67.1          $   57.2
Company's share of investee's
   minimum  pension liability
   adjustment                                 (0.4)             --              (0.4)               --
Change in valuation of derivative               --              2.5              0.1               1.5
                                          --------         --------         --------          --------
Comprehensive Income                      $   29.0         $   32.6         $   66.8          $   58.7
                                          ========         ========         ========          ========

         The change in valuation of derivative reflects the valuation of an interest rate lock agreement related to a containership purchased by Matson during 2004.

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

         The Components of Net Periodic Benefit Cost for the second quarter of 2005 and 2004 were as follows (in millions):


                                                       Pension Benefits                Post-retirement Benefits
                                                       ----------------                ------------------------
                                                    2005               2004              2005             2004
                                                    ----               ----              ----             ----
         Service Cost                             $    1.6           $    1.6           $    0.2         $    0.2
         Interest Cost                                 4.0                4.0                0.8              0.8
         Expected Return on Plan Assets               (6.1)              (5.7)                --               --
         Amortization of Prior Service Cost            0.1                0.1                 --               --
         Amortization of Net (Gain) Loss               0.4                0.5                0.3              0.1
                                                  --------           --------           --------         --------
         Net Periodic Benefit Cost                $    0.0           $    0.5           $    1.3         $    1.1
                                                  ========           ========           ========         ========

         The Components of Net Periodic Benefit Cost for the first half of 2005 and 2004 were as follows (in millions):

                                                        Pension Benefits                Post-retirement Benefits
                                                        ----------------                ------------------------
                                                     2005               2004              2005             2004
                                                     ----               ----              ----             ----
         Service Cost                              $    3.0           $    3.1           $    0.5         $    0.4
         Interest Cost                                  8.0                7.9                1.6              1.4
         Expected Return on Plan Assets               (12.2)             (11.4)                --               --
         Amortization of Prior Service Cost             0.2                0.2                 --               --
         Amortization of Net (Gain) Loss                0.8                1.0                0.6              0.3
                                                   --------           --------           --------         --------
         Net Periodic Benefit Cost                 $   (0.2)          $    0.8           $    2.7         $    2.1
                                                   ========           ========           ========         ========

         The 2005 return on plan assets is expected to be nearly the same as the sum of the service cost, interest cost and amortization components, resulting in no material pension expense. No contributions to the Company's pension plans are expected to be required during 2005.

         The 2005 net periodic post-retirement and pension costs do not reflect any amount associated with a subsidy relating to the Medicare Prescription Drug Improvement and Modernization Act of 2003 because the Company has not been able to conclude whether the benefit provided by its plans are actuarially equivalent to Medicare Part D of the Act.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

             1)     economic conditions in Hawaii and elsewhere;
             2)     market demand;
             3) competitive factors, such as the entrance of new competitor capacity in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
             4) renewal or replacement of significant operating and financial agreements;
             5)     significant fluctuations in fuel prices;
             6) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
             7) availability of water for irrigation and to support real estate development;
             8)     performance of unconsolidated affiliates and ventures;
             9) significant fluctuations in raw sugar prices and the ability to sell raw sugar to C&H Sugar Company, Inc. ("C&H");
             10) raw sugar and coffee production that can be affected adversely by weather, disease, irrigation, factory reliability, labor availability, age of crop and other factors;
             11) vendor and labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
             12) risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations;
             13)    performance of pension assets;
             14) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
             15) resolution of tax issues with the IRS or state tax authorities;
             16)    acts of war and terrorism;
             17)    risks associated with current or future litigation; and
             18) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

Consolidated - Second quarter of 2005 compared with 2004

-------------------------------------------------------------------------------------------
                                                       Quarter Ended June 30,
-------------------------------------------------------------------------------------------
(dollars in millions)                           2005             2004            Change
-------------------------------------------------------------------------------------------
Revenue                                       $   392.1        $    374.4           5%
Cost of goods sold, services and rentals      $   308.6        $    295.5           4%
Selling, general and administrative           $    33.4        $     30.9           8%
Loss on investment                            $     2.2                --           --
Income taxes                                  $    17.8        $     18.2          -2%
-------------------------------------------------------------------------------------------
Net income                                    $    29.4        $     30.1          -2%
-------------------------------------------------------------------------------------------

Consolidated revenue of $392.1 million for the second quarter of 2005 increased $17.7 million, or 5 percent, compared with the second quarter of 2004. This increase was due principally to $13.1 million growth in Matson Integrated Logistics revenue, $12.9 million higher revenue for ocean transportation, $3.3 million higher revenue in food products and $1.2 million higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations), partially offset by $12.6 million in lower revenue from real estate sales (excluding revenue from discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $308.6 million for the second quarter of 2005 increased $13.1 million, or 4 percent, compared with the second quarter of 2004 due to higher purchased transportation services of approximately $10.8 million at the Matson Integrated Logistics business, $5.2 million higher costs for ocean transportation, $3.1 million for higher cost of sugar sold due to increased sales tonnage combined with the effect of higher operating costs, partially offset by $5.3 million lower cost of property sales (excluding property sales classified as discontinued operations).

Selling, general and administrative costs of $33.4 million for the second quarter were $2.5 million, or 8 percent, higher than the second quarter of 2004 due to higher depreciation, amortization of leasehold improvements, professional service fees, employee benefit costs and salaries and wages.

The $2.2 million loss on investment was the result of the planned sale of Company's ownership interests in C&H Sugar Company.

Income taxes were slightly lower than the second quarter of 2004 due to lower pre-tax income.

Consolidated - First half of 2005 compared with 2004

---------------------------------------------------------------------------------------------
                                                        Six Months Ended June 30,
---------------------------------------------------------------------------------------------
(dollars in millions)                             2005             2004            Change
---------------------------------------------------------------------------------------------
Revenue                                         $   756.7        $    715.6           6%
Cost of goods sold, services and rentals        $   586.3        $    561.6           4%
Selling, general and administrative             $    65.5        $     62.0           6%
Loss on investment                              $     2.2                --           --
Income taxes                                    $    38.3        $     34.0          13%
---------------------------------------------------------------------------------------------
Net income                                      $    67.1        $     57.2          17%
---------------------------------------------------------------------------------------------

Consolidated revenue of $756.7 million for the first half of 2005 increased $41.1 million, or 6 percent, compared with the first half of 2004. This increase was due principally to $35.1 million growth in Matson Integrated Logistics revenue, $22.6 million higher revenue for ocean transportation, $12.3 million higher revenue in food products and $2.7 million higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations), partially offset by $31.4 million in lower revenue from real estate sales (excluding revenue from discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $586.3 million for the first half of 2005 increased $24.7 million, or 4 percent, compared with the first half of 2004 due to higher purchased transportation services of approximately $29.7 million for the integrated logistics business, $9.6 million higher costs for ocean transportation, and $6.1 million for higher cost of sugar sold due to increased sales tonnage and higher operating costs, partially offset by $14.7 million lower cost of property sales (excluding property sales classified as discontinued operations), and $7.5 million higher equity in earnings of SSA Terminals, LLC ("SSAT," in which Matson is a minority owner).

Selling, general and administrative costs of $65.5 million for the first half of 2005 were $3.5 million, or 6 percent, higher than the first half of 2004 due to the same factors cited for the second quarter increase.

The loss on investment was described previously in the second quarter discussion.

Income taxes were higher than the first half of 2004 due to higher pre-tax income. The 2005 income tax rate of 38 percent is expected to approximate the Company's statutory rate.

Additional information about the revenue and profits of the Company are provided in the Analysis of Operating Revenue and Profit shown below. Because the Company operates in five different segments and three industries, the review of operations, on a segment basis, provides an important perspective on the financial results for the Company.

ANALYSIS OF OPERATING REVENUE AND PROFIT
TRANSPORTATION INDUSTRY

Ocean Transportation - Second quarter of 2005 compared with 2004

------------------------------------------------------------------------------
                                        Quarter Ended June 30,
------------------------------------------------------------------------------
(dollars in millions)            2005            2004           Change
------------------------------------------------------------------------------
Revenue                        $   221.0       $   208.1           6%
Operating profit               $    38.7       $    31.4          23%
------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers               44,300          40,400          10%
  Automobiles                     43,300          41,600           4%
  Guam containers                  4,200           4,300          -2%
------------------------------------------------------------------------------

Ocean Transportation revenue of $221 million for the second quarter of 2005 was $12.9 million, or 6 percent, higher than the second quarter of 2004. Of this increase, approximately $8.9 million was due to higher Hawaii container and automobile volume, $4.8 million was due to increases in the fuel surcharge that was, in turn, associated with higher fuel costs, and $2.8 million was due to improved Hawaii service yields and cargo mix. These increases were partially offset by $2.3 million of lower purchased transportation services, $1.1 million of lower vessel charter revenue and $0.2 million of other factors. The fuel surcharge provides a means to recover higher fuel costs, one of the largest operating costs for the business. Total Hawaii container volume was 10 percent higher than the second quarter of 2004. This reflects the continuing growth in the Hawaii economy, particularly in construction and household goods movements, and mainland bound agricultural products. Even with a new competitor offering limited service in the Hawaii automobile carriage market, Matson's automobile growth for the quarter was positive.

Operating profit of $38.7 million was $7.3 million, or 23 percent, better than the second quarter of 2004. This was primarily the result of $3.9 million from higher container and automobile volumes, $1.8 million in lower vessel operating costs (excluding fuel), $1.5 million from favorable yields and mix in all services and $1.3 million higher equity in earnings of SSAT. These increases in operating profit were partially offset by $1.2 million of other costs, principally higher terminal expenses and depreciation.


Ocean Transportation - First half of 2005 compared with 2004

---------------------------------------------------------------------------
                                      Six Months Ended June 30,
---------------------------------------------------------------------------
(dollars in millions)             2005           2004        Change
---------------------------------------------------------------------------
Revenue                         $   427.2      $   404.6        6%
Operating profit                $    68.4      $    50.0       37%
---------------------------------------------------------------------------
Volume (Units)
  Hawaii containers                85,600         80,100        7%
  Automobiles                      78,900         77,900        1%
  Guam containers                   8,200          8,800       -7%
---------------------------------------------------------------------------

Ocean Transportation revenue of $427.2 million for the first half of 2005 was $22.6 million, or 6 percent, higher than the first half of 2004. Of this increase, approximately $16.7 million was due to higher Hawaii container and automobile volume, $10.6 million was due to Hawaii service yields and cargo mix, $8 million was due to increases in the fuel surcharge and $2 million was due to government services. These increases were partially offset by $5.2 million of lower vessel charter revenue, $4.7 million in lower purchased transportation, $3.4 million from lower Guam and Mid-pacific service volumes and $1.4 million from other factors. Total Hawaii container volume was 7 percent higher than the first half of 2004.

Operating profit of $68.4 million was $18.4 million, or 37 percent, better than the first half of 2004. This was primarily the result of $10.6 million from favorable yields and mix in all services, $7.5 million higher equity in earnings of SSAT, $2.5 million from higher container and automobile volumes, $1.8 million in lower vessel operating costs (excluding fuel) and $1.6 million from lower vessel operating overhead expenses. These increases in operating profit were partially offset by $3 million from lower vessel charters and $2.6 million of increased depreciation expense and other factors.

Logistics Services - Second quarter of 2005 compared with 2004

-------------------------------------------------------------------------------
                                          Quarter Ended June 30,
-------------------------------------------------------------------------------
(dollars in millions)             2005            2004           Change
-------------------------------------------------------------------------------
Revenue                         $  106.6        $   93.5           14%
Operating profit                $    3.6        $    2.6           38%
-------------------------------------------------------------------------------

Integrated logistics revenue increased by 14 percent for the second quarter of 2005 compared with the second quarter of 2004. This growth was the result of improvements in mix of business and rates and a 26 percent increase in highway volume, partially offset by a 5 percent lower volume in each of the domestic and international intermodal services. A portion of the highway volume increase was the result of a business acquired in late 2004 and normal fluctuations among categories of movements.

Integrated logistics operating profit increased by 38 percent, or $1 million, for the second quarter of 2005 compared with the second quarter of 2004. The increased operating profit was the result of higher yields and mix of business in all three service categories partially offset by higher personnel costs and other overhead. Although there were modest operating margin increases that resulted from increased highway volume, these increases were partially offset by the lower margins on domestic and international intermodal volumes.

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

Logistics Services - First half of 2005 compared with 2004

-------------------------------------------------------------------------------
                                         Six Months Ended June 30,
-------------------------------------------------------------------------------
(dollars in millions)             2005            2004           Change
-------------------------------------------------------------------------------
Revenue                         $  202.7        $  167.6           21%
Operating profit                $    6.6        $    3.6           83%
-------------------------------------------------------------------------------

Integrated logistics revenue increased by 21 percent for the first half of 2005 compared with the first half of 2004. This growth was the result of improvements in mix of business, rates and a 28 percent increase in highway volume. As with the second quarter, the increase in highway volume was principally due to the late 2004 business acquisition and organic growth.

Integrated logistics operating profit increased by 83 percent, or $3 million, for the first half of 2005 compared with the first half of 2004. The operating profit improvement was the result of higher yields in all three service categories and overall increased volumes partially offset by higher personnel costs and other overhead.

REAL ESTATE INDUSTRY

Property leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Leasing- Second quarter of 2005 compared with 2004

--------------------------------------------------------------------------------
                                             Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)                 2005            2004          Change
--------------------------------------------------------------------------------
Revenue                              $   21.3        $   20.4          4%
Operating profit                     $   10.5        $    9.2         14%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                95%             94%          1%
  Hawaii                                  92%             90%          2%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                3.5             3.7         -5%
  Hawaii                                  1.7             1.7         --
--------------------------------------------------------------------------------

Property leasing revenue and operating profit for the second quarter of 2005 were 4 percent and 14 percent higher, respectively, than the amounts reported for the second quarter of 2004. These increases were due principally to $1.1 million of revenue and $0.9 million of contribution margin from property acquisitions subsequent to the second quarter of 2004. Although not a large factor in the quarter-over-quarter variance, the higher occupancy rate for the mainland commercial leasing portfolio was due primarily to a 2004 vacancy at one large warehouse property. Quarter-over-quarter operating profit was also affected by a $500,000 charge in 2004 for siding repairs for an office building in Honolulu.

Leasing- First half of 2005 compared with 2004

----------------------------------------------------------------------------
                                      Six Months Ended June 30,
----------------------------------------------------------------------------
(dollars in millions)            2005           2004          Change
----------------------------------------------------------------------------
Revenue                         $   43.2       $   41.2          5%
Operating profit                $   21.2       $   18.7         13%
----------------------------------------------------------------------------
Occupancy Rates:
  Mainland                           95%            94%          1%
  Hawaii                             91%            90%          1%
----------------------------------------------------------------------------

Property leasing revenue and operating profit for the first half of 2005 were 5 percent and 13 percent higher, respectively, than the amounts reported for the first half of 2004. These increases were due principally to $1.7 million of revenue and $1.5 million of contribution margin from property acquisitions subsequent to the second quarter of 2004. Operating profit comparisons were also affected by the previously noted 2004 siding repair costs. The higher occupancy rate for the Mainland commercial leasing portfolio was due primarily to a 2004 vacancy at one large warehouse property.

Property Sales - Second quarter and first half of 2005 compared with 2004

-----------------------------------------------------------------------------
                                          Quarter Ended June 30,
-----------------------------------------------------------------------------
(dollars in millions)            2005                 2004          Change
-----------------------------------------------------------------------------
Revenue                        $   14.6             $   28.3          -48%
Operating profit               $    4.8             $   13.4          -64%
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
                                         Six Months Ended June 30,
-----------------------------------------------------------------------------
(dollars in millions)            2005                 2004           Change
-----------------------------------------------------------------------------
Revenue                        $   60.5             $   68.4          -12%
Operating profit               $   21.3             $   32.4          -34%
-----------------------------------------------------------------------------

The reduction in second quarter and first half revenue and operating results was due to fewer property sales in 2005 compared with 2004 and the timing of those sales. The composition of these sales is described below.

Second quarter 2005 revenue was principally from the final 80-percent installment payment of $14.1 million for a 30-acre development parcel at Wailea. In addition to the profit contribution from that sale, 2005 second quarter operating profit included $0.8 million for the Company's share of earnings in four real estate joint ventures.

2005 first half property sales also included first quarter sales revenue comprising a warehouse/distribution complex in Ontario, California for $17.8 million, seven Maui and Oahu commercial properties for $7.6 million, a residential development parcel and three residential properties for $7.5 million, a service center/warehouse complex comprised of three buildings in San Antonio, Texas for $6.3 million, and 5.5 office condominium floors for $5.5 million. In addition to the profit contribution from these sales, 2005 first quarter operating profit benefited by about $1 million for the Company's share of earnings in four real estate joint ventures.

Second quarter 2004 property sales revenue comprised three residential development parcels for $13.8 million, 13 Maui and Oahu commercial properties for $8.9 million, five residential properties for $4.3 million, and one office condominium floor for $1 million. In addition to the profit contribution from these sales, 2004 second quarter operating profit included $1.3 million for the Company's share of earnings in three real estate joint ventures.

2004 first half property sales also included first quarter sales comprised of 23 residential properties for $18.9 million, 17 Maui and Oahu commercial inventory properties for $12.2 million, and 7.5 office condominium floors for $8.8 million. In addition to the profit contribution from these sales, 2004 first quarter operating profit included $0.8 million for the Company's share of earnings in two real estate joint ventures.

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

Real Estate Discontinued Operations - 2005 compared with 2004

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

The revenue and operating profit on these transactions for the second quarter and first half of 2005 and 2004 were as follows:

---------------------------------------------------------------------------------------------------------
                                         Quarter Ended June 30,             Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)      2005                 2004           2005                 2004
---------------------------------------------------------------------------------------------------------
Sales revenue                              --             $    1.1       $   24.6             $    1.1
Leasing revenue                      $    1.7             $    2.0       $    3.5             $    4.2
Sales operating profit                     --             $    1.1       $    6.3             $    1.5
Leasing operating profit             $    0.6             $    0.6       $    1.2             $    1.2
---------------------------------------------------------------------------------------------------------

2005: The sales of one warehouse/distribution complex in Ontario, California, for $17.8 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6.3 million, and the fee interest in a parcel in Maui were included in discontinued operations. Additionally, the revenue and expenses of an office building in Wailuku, Maui and two office buildings in downtown Honolulu have been classified as discontinued operations because of the Company's plans to sell these properties.

2004: The sale of a Maui property was included in discontinued operations during the first half of 2004.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2005 and the operating results of the three office buildings, noted above, that the Company intends to sell within the next 12 months.

FOOD PRODUCTS INDUSTRY

Food Products - Second quarter of 2005 compared with 2004

---------------------------------------------------------------------------
                                       Quarter Ended June 30,
---------------------------------------------------------------------------
(dollars in millions)            2005            2004        Change
---------------------------------------------------------------------------
Revenue                        $   32.2        $   28.9        11%
Operating profit               $    0.3        $    0.3        --
---------------------------------------------------------------------------
Tons sugar produced              58,400          53,200        10%
---------------------------------------------------------------------------

Food products revenue increased 11 percent for the second quarter of 2005 compared with 2004 due mainly to $1.9 million for higher sugar sales, $0.8 million for higher power sales prices and $0.5 million in higher Maui Brand sugar sales. Sugar sales benefited from 10 percent higher production and slightly higher sugar prices.

Operating profit was unchanged from the second quarter of 2004 with higher operating costs, principally personnel and fuel fully offsetting the higher revenue.

Food Products - First half of 2005 compared with 2004

----------------------------------------------------------------------------
                                      Six Months Ended June 30,
----------------------------------------------------------------------------
(dollars in millions)            2005           2004          Change
----------------------------------------------------------------------------
Revenue                        $   54.6       $   42.3          29%
Operating profit               $    9.3       $    2.9          3.2x
----------------------------------------------------------------------------
Tons sugar produced              77,900         64,900          20%
----------------------------------------------------------------------------

Food products revenue increased 29 percent for the first half of 2005 compared with 2004 due mainly to $5.5 million received as part of an agricultural disaster relief program, $4.2 million for higher sugar sales and $2.2 million for higher power sales. Sugar sales benefited from 20 percent higher production during the first half of 2005 compared with the first half of 2004.

Operating profit was $6.4 million better than the first half of 2004 due mainly to the disaster relief payment and power sales. These benefits were partially offset by higher operating costs and the effects of a higher cost per ton from lower forecasted production. Cost-per-ton is based on total-year forecasted production and operating costs.

OUTLOOK FOR 2005

For ocean transportation, the cargo demand outlook remains good for the balance of the year. The previously announced general rate increases and periodic fuel surcharge adjustments continue to help offset increases in operating costs. Increased competition in the automobile carriage market will continue to be a factor for the year. Due to strong automobile and container volume, Matson added a ninth vessel to the Hawaii service in late July, 2005.

For logistics services, operating profit is expected to remain strong for the second half of the year due to the full year effect of a late-2004 acquisition and demand for highway transportation.

Property sales are expected to be higher than 2004. Residential sales revenue for the Company's Waikiki high-rise, totaling about $59 million, will benefit the third quarter results. The Company's property leasing business is expected to continue producing stable growth.

Sugar production for 2005 is expected to be about 3 percent lower than the 198,800 tons produced in 2004. This lower estimate is due to the Company's decision to increase the age of the 2006 and 2007 crops by harvesting fewer acres in 2005, resulting in a more optimal yield in future years.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $625 million at June 30, 2005, a decrease of $8 million from December 31, 2004. The decrease was due primarily to the elimination of a $50 million private shelf facility and $14 million of lower receivable balances mostly offset by $27 million of higher cash balances, $15 million of lower accrued deposits to the CCF, $11 million of higher sugar and coffee inventory balances and increased available balances on revolving credit facilities. Inventory balances were the result of normal business seasonality. Cash balances were higher than 2004 year-end due to receivable collections, business growth, timing of capital expenditures, and the absence of debt balances that could be repaid.

Balance Sheet: Working capital was $110 million at June 30, 2005, an increase of $57 million from the balance carried at the end of 2004. The increase in working capital was due primarily to higher balances of real estate held for sale, higher cash balances, lower accrued deposits to the CCF, and higher inventory balances. These factors were partially offset by lower balances of accounts receivable and higher balances for accrued liabilities. Cash and cash equivalents totaled $69 million at the end of the second quarter compared with $42 million at the beginning of the year. This balance results from lower receivable balances, continuing strong operating cash flows, and low debt balances that can be repaid without penalty.

Long-term Debt, including current portion, totaled $346 million at June 30, 2005 compared with a balance of $245 million at December 31, 2004. This $101 million increase was due mainly to $105 million of financing for the purchase of the MV Manulani. In May 2005, Matson entered into an Amended and Restated Note Agreement with Prudential Insurance Company of America and Pruco Life Insurance Company ("Prudential Agreement") for $120 million. The Prudential Agreement, which is secured by a first mortgage on the MV Manulani, supersedes a $65 million private shelf facility against which $15 million had been drawn, resulting in $105 million of additional debt and a $50 million reduction in liquid resources (described above). Of this financing, the previously drawn $15 million bears interest at 4.31 percent and has annual maturities of $2 million in each of 2005, 2006 and 2007 and $3 million in each of 2008, 2009 and 2010, and matures on August 19, 2010. The new borrowing of $105 million bears interest at 4.79 percent and is payable in 30 equal semi-annual installments of $3.5 million commencing on November 19, 2005, with a final maturity of May 19, 2020.

Additionally, the Company assumed $11.4 million of secured debt in connection with the June 2005 purchase of a two-story office building in Phoenix, Arizona. This assumed debt bears interest at 6.2 percent and matures on October 1, 2013. The additional debt that resulted from these two facilities was partially offset by normal debt repayments. The weighted average interest rate for the Company's outstanding borrowings at June 30, 2005 was approximately 5 percent.

The Company also executed a $105 million secured reducing revolving credit financing agreement related to the planned purchase, during the second quarter of 2006, of a new containership, the MV Maunalei. This facility provides for a 10-year commitment beginning with the June 2005 execution of the agreement, but funding will not occur until the containership is delivered in 2006. The maximum amount that can be drawn on the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The interest rate for the facility is 0.375 percent over the London Interbank Offered Rate "(LIBOR") for the first five years. For the second five years, the rate is 0.450 percent over LIBOR.

The Company's net deferred tax obligation was $377 million at June 30, 2005 compared with $329 million at December 31, 2004. This $48 million increase was due principally to $158 million in deposits to the CCF and, to a lesser extent, $28 million of tax-deferred property sales.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities totaled $129 million for the first half of 2005, compared with $84 million for the first half of 2004. This increase was the result of better operating results, lower receivable balances and an increase in deferred tax obligations.

Capital expenditures for the first half of 2005 totaled $174 million compared with $24 million for the first half of 2004. With the exception of the 2005 purchase of the MV Manulani for $144 million, these expenditures were primarily for routine asset replacements. The amounts reported in Capital Expenditures on the Statement of Cash Flows exclude $28 million of tax-deferred purchases since the Company does not actually take control of the cash during the exchange period. Matson took delivery of the MV Manulani in May 2005 for $144.4 million. This vessel was purchased using funds from a new term-debt facility, withdrawals from the CCF and operating cash flows.

On July 6, 2005, the Company announced the development of a 42-story 352-unit residential condominium building, Keola La'i, on a 2.7-acre parcel close to the financial district of Honolulu. The Company does not expect to expend any significant amounts on this development until construction begins in early 2006. The first 85 residential units were released for sale in July. The Company currently intends to finance the construction of this project with cash generated by other real estate projects, current credit facilities and, if needed, new credit facilities.

Tax-Deferred Real Estate Exchanges: Sales - There were four sales and one condemnation of property during the first half of 2005, totaling $28 million, which qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. The sales included a warehouse/distribution complex in Ontario, California, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, one commercial parcel in Waikiki and the fee interest in two parcels in Maui. The proceeds from these sales were immediately available for reinvestment in replacement property. During the first half of 2004, the Company did not record any sales on a tax-deferred basis.

Purchases - During the first half of 2005, the Company purchased, using the proceeds from tax-deferred sales, the fee simple interest in a leased property in Honolulu and a two-story office building in Phoenix, Arizona. Of the $22.3 million purchase price for the Phoenix building, the Company assumed $11.4 million of debt and used $10.9 million of tax-deferred proceeds, of which $8.2 million was from 1031 tax-deferred exchanges and $2.7 million was from earlier 1033 land condemnations. There were no purchases of property during the first half of 2004 that utilized proceeds from tax-deferred sales.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2005, all proceeds from tax-deferred sales had been reinvested.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies at June 30, 2005 is described in Note 3 to the financial statements of Item 1.

OTHER MATTERS

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K and Form 10-Q.

Centre Pointe Marketplace: In April 2005, the Company entered into a joint venture agreement with Intertex Properties for the potential development of a 100,000 square-foot shopping center on a 10.2-acre parcel at the Centre Pointe Business Park in Valencia, California. This is the Company's fourth joint venture with Intertex and its fifth investment in Valencia.

Dividends: On June 23, 2005, the Company's Board of Directors announced a third-quarter 2005 dividend of 22.5 cents per share, payable on September 1, 2005 to shareholders of record on August 4, 2005. Accordingly the Company accrued $10 million of dividends payable as of June 30, 2005. Through June 30, 2005, the Company had paid $20 million in dividends, or approximately 30 percent of its first-half earnings.

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in
Item 8 of the Company's most recently filed Form 10-K.

The Company's revenue and expense recognition policies for its Integrated Logistics business are summarized as follows:

         Logistics services revenue and cost recognition: The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the "percentage of completion" method. Further, the Company reports revenue on a gross basis in accordance with the criteria in EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent."

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

New and Proposed Accounting Standards: In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations--an interpretation of FASB Statement No. 143." Under the provisions of Interpretation No. 47, when a business has an unconditional obligation to retire an asset, it must recognize a liability for the fair value of the retirement obligation in the financial statements, if such obligation can be estimated. The interpretation has no effect on the Company since it is already following its provisions.

In April 2005, the Securities and Exchange Commission ("SEC") deferred the application date of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment." The standard requires that the cost of awards that are granted, modified or settled should be charged to compensation expense in the Statement of Income. As permitted by the SEC's deferred application of the standard, the Company plans to adopt this standard on January 1, 2006. Note 4 in
Item 1 describes the pro forma effect of SFAS 123R for the second quarter and first half of 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." The Statement, effective for years beginning after December 15, 2005, requires retrospective application to prior periods' financial statements of changes in accounting principles, unless it is impractical to determine the cumulative or period-specific effects of the changes. The retrospective application results in the consistent presentation of information for all prior periods that are presented in a financial report. SFAS 154 also redefines a restatement as the "revising of previously issued financial statements to reflect the correction of an error." The standard will affect A&B's financial reporting for 2006 and future periods, to the extent of future accounting changes and, if any, future error corrections.

Additional information about the impacts of newly issued accounting standards are discussed in Item 8 of the Company's most recently filed Form 10-K.

Economic Conditions: Initially, the present cycle of growth for Hawaii's economy began in the late 90s with an increase in the number of visitors from the U.S. West and demand for second homes from those offshore buyers--based primarily on "boomer" demographics. Now, well into that cycle, the number of factors contributing to growth has, if anything, grown, resulting in an outlook for sustained, moderate growth.

International tourism continues to rebound, helped by the strength of the yen and Hawaii's own marketing initiatives. Air carriers have responded to growing demand by adding flights, especially direct flights to the Neighbor Islands. Military spending is increasing, both in traditional terms, e.g., units taking advantage of Hawaii's "forward" strategic location, new units employing different technologies (Stryker brigade, associated new aircraft), and in federal initiatives to "privatize" the substantial stock of aged on-base housing. Local housing demand also is up, propelled by rising values, continued supply constraints and interest rates that remain low by historical standards.

Virtually every economic measure in the state now reflects growth--the labor force, jobs, the unemployment rate, construction commitments, visitor expenditures and arrivals, hotel occupancies and rates, personal income and tax revenues.

Even when things are going this well, there are issues to monitor--such as higher housing prices versus affordability, a very low unemployment rate versus labor supply and cost, and practical limits on basic infrastructure. Nonetheless, in contrast with Hawaii's Japanese "bubble" expansion of the late 80s, because of the relatively long and moderate nature of the present growth, there appears to be sufficient time and awareness to allow the State and its counties to plan for and to address these constraints before they impede what is, by most measures, one of Hawaii's most attractive periods of expansion.

Management Changes: The following management changes were made effective July 1, 2005:

o  Ronald P. Barrett was promoted to vice president of Matson.

o Christopher J. Benjamin was promoted to senior vice president of A&B. Mr. Benjamin is also A&B's chief financial officer.

o Nelson N. S. Chun was promoted to senior vice president and chief legal officer of A&B.

o Matthew J. Cox was promoted to executive vice president and chief operating officer of Matson.

o John E. Dennen was promoted to vice president of Matson. Mr. Dennen is also Matson's controller.

o  Branton B. Dreyfus was promoted to vice president of Matson.

o  Dale B. Hendler was promoted to vice president at Matson.

o G. Stephen Holaday was named president of A&B's agribusiness group of companies.

o  David L. Hoppes was promoted to senior vice president of Matson.

o Stanley M. Kuriyama was promoted to chief executive officer and president of A&B's newly formed Land Group. Mr. Kuriyama remains vice chairman and chief executive officer of A&B Properties, Inc. The new Land Group encompasses all real estate assets of the Company, including its agribusiness companies.

o  Paul A. Londynsky was promoted to vice president of Matson.

o  Gary Y. Nakamatsu was promoted to vice president of Matson.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY
------------------------------------------------------------------------------
SECURITIES
----------

                                             Issuer Purchases of Equity Securities


                                                                                 Total Number of          Maximum Number
                                                                               Shares Purchased as        of Shares that
                                                                                Part of Publicly       May Yet Be Purchased
                                Total Number of           Average Price          Announced Plans          Under the Plans
          Period               Shares Purchased          Paid per Share            or Programs              or Programs
          ------               ----------------          --------------        -------------------     --------------------
     Apr 1 - 30, 2005              1,000 (1)                 $40.30                    --                       --
     May 1 - 31, 2005                 --                       --                      --                       --
     Jun 1 - 30, 2005                 --                       --                      --                       --


(1) Represents shares accepted in satisfaction of the exercise price of stock options or tax withholding obligations upon option exercises.

ITEM 5.  OTHER INFORMATION
--------------------------

              (a) On June 8, 2005, A&B purchased the Deer Valley Financial Center, a two-story office building in Phoenix, Arizona, for $22.3 million. As part of the purchase, the Company assumed $11.4 million of debt. The original principal amount of $11.6 million was borrowed on November 1, 2003 by the property's former owners. The debt bears interest at 6.2 percent, has monthly payments of $71,200, matures on October 1, 2013 and is secured by a first mortgage on the property. The promissory note and other agreements related to this assumption of debt are included in this Form 10-Q as exhibits 10.a.(xxxvi), 10.a.(xxxvii), and 10.a.(xxxviii).

ITEM 6.  EXHIBITS
-----------------



              10.a.(xxxvi)    Promissory Note, dated September 18, 2003, by Deer
              Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association.

              10.a.(xxxvii)    Consent and Assumption Agreement With Release and
              Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc.

              10.a.(xxxviii)    Borrower's Certificate, dated June 6, 2005, by
              A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A.

              10.a.(xxxix)    Floating Continuing Guarantee, dated July 29, 2005
              among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions.

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



                                          ALEXANDER & BALDWIN, INC.
                                                 (Registrant)



Date: August 1, 2005                      /s/ Christopher J. Benjamin
                                              ------------------------------
                                              Christopher J. Benjamin
                                              Senior Vice President and
                                              Chief Financial Officer



Date: August 1, 2005                      /s/ Thomas A. Wellman
                                              -------------------------------
                                              Thomas A. Wellman
                                              Vice President, Controller and
                                              Treasurer

                                  EXHIBIT INDEX


              10.a.(xxxvi)    Promissory Note, dated September 18, 2003, by Deer
              Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association.

              10.a.(xxxvii)    Consent and Assumption Agreement With Release and
              Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc.

              10.a.(xxxviii)    Borrower's Certificate, dated June 6, 2005, by
              A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A.

              10.a.(xxxix)    Floating Continuing Guarantee, dated July 29, 2005
              among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions.

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