Form 10-Q
period 2005-09-30
ALEXANDER & BALDWIN INC
filed 2005-11-02
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
                                                             ------------------
 _                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes |X| No | |

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes | | No |X|

Number of shares of common stock outstanding as of                  43,889,306
September 30, 2005:

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The condensed financial statements and notes for the third quarter and first nine months of 2005 are presented below, with comparative figures from the 2004 financial statements. These financial statements are unaudited.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                           2005               2004              2005              2004
                                                           ----               ----              ----              ----

Revenue:
    Operating revenue                                 $      451.8      $      381.2        $   1,208.5      $   1,096.8
                                                     -------------     -------------        -----------      -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                362.4             309.4              948.6            870.9
    Loss on investment                                         0.1              --                  2.3             --
    Selling, general and administrative                       34.3              31.3               99.9             93.3
                                                      ------------      ------------        -----------      -----------
        Operating costs and expenses                         396.8             340.7            1,050.8            964.2
                                                      ------------      ------------        -----------      -----------

Operating Income                                              55.0              40.5              157.7            132.6
Other Income and (Expense):
    Gain on insurance settlement                               5.2              --                  5.2             --
    Equity in income of real estate affiliates                (0.8)              0.5                1.0              2.5
    Interest income                                            1.2               1.1                3.3              2.9
    Interest expense                                          (4.1)             (3.1)              (9.9)            (9.5)
                                                      ------------      ------------        -----------      -----------
Income Before Taxes                                           56.5              39.0              157.3            128.5
    Income taxes                                              21.4              14.8               59.7             48.8
                                                      ------------      ------------        -----------      -----------
Income From Continuing Operations                             35.1              24.2               97.6             79.7
Discontinued Operations (net of income taxes):                 0.4               0.6                5.0              2.3
                                                      ------------      ------------        -----------      -----------

Net Income                                            $       35.5      $       24.8        $     102.6      $      82.0
                                                      ============      ============        ===========      ===========

Basic Earnings Per Share:
    Continuing operations                             $       0.80      $       0.57        $      2.24      $      1.88
    Discontinued operations                                   0.01              0.01               0.11             0.05
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.81      $       0.58        $      2.35      $      1.93
                                                      ============      ============        ===========      ===========

Diluted Earnings Per Share:
    Continuing operations                             $       0.80      $       0.57        $      2.22      $      1.86
    Discontinued operations                                   0.01              0.01               0.11             0.05
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.81      $       0.58        $      2.33      $      1.91
                                                      ============      ============        ===========      ===========

Dividends Per Share1                                   $      0.225      $      0.225        $     0.675      $     0.675
Average Number of Shares Outstanding                          43.7              42.5               43.6             42.5
Average Number of Dilutive Shares Outstanding                 44.2              43.0               44.0             43.0

1Dividends per share for the third quarter and first nine months include the $0.225 third quarter dividend declared on June 23,
2005 and payable on September 1, 2005.  Dividends per share for the third quarter and first mine months of 2004 include the
$0.225 third quarter dividend declared on June 24, 2004 and payable on September 2, 2004.



See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                            2005               2004               2005               2004
                                                            ----               ----               ----               ----
Revenue:
    Transportation:
        Ocean transportation                           $      227.5       $      215.0       $        654.7     $        619.6
        Logistics services                                    108.5               99.5                311.2              267.1
    Real Estate:
        Leasing                                                23.3               20.9                 66.6               62.1
        Sales                                                  61.7               11.6                122.2               80.0
        Less amounts reported in discontinued
           operations                                          (1.7)              (2.3)               (29.8)              (7.6)
    Food Products                                              34.6               38.3                 89.2               80.6
    Reconciling Items                                          (2.1)              (1.8)                (5.6)              (5.0)
                                                       ------------       ------------       --------------     --------------
        Total revenue                                  $      451.8       $      381.2       $      1,208.5     $      1,096.8
                                                       ============       ============       ==============     ==============

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                           $       36.8       $       33.0       $        105.2     $         83.0
        Logistics services                                      3.5                2.2                 10.1                5.8
    Real Estate:
        Leasing                                                11.4               10.1                 32.6               28.8
        Sales                                                  15.6                2.5                 36.9               34.9
        Less amounts reported in discontinued
           operations                                          (0.7)              (1.0)                (8.2)              (3.7)
    Food Products                                              (0.1)               0.6                  9.2                3.5
                                                       ------------       ------------       --------------     --------------
        Total operating profit                                 66.5               47.4                185.8              152.3
    Loss on Investment                                         (0.1)              --                   (2.3)              --
    Interest Expense                                           (4.1)              (3.1)                (9.9)              (9.5)
    General Corporate Expenses                                 (5.8)              (5.3)               (16.3)             (14.3)
                                                       ------------       ------------       --------------     --------------
    Income From Continuing Operations Before
        Income Taxes                                           56.5               39.0                157.3              128.5
    Income Taxes                                              (21.4)             (14.8)               (59.7)             (48.8)
                                                       ------------       ------------       --------------     --------------
    Income From Continuing Operations                          35.1               24.2                 97.6               79.7
    Discontinued Operations (net of income taxes):              0.4                0.6                  5.0                2.3
                                                       ------------       ------------       --------------     --------------
    Net Income                                         $       35.5       $       24.8       $        102.6     $         82.0
                                                       ============       ============       ==============     ==============






See Notes to Condensed Consolidated Financial Statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                           September 30,              December 31,
                                                                                2005                      2004
                                                                                ----                      ----

                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      90                 $      42
    Accounts and notes receivable, net                                              169                       181
    Inventories                                                                      20                        15
    Real estate held for sale                                                        27                        35
    Deferred income taxes                                                            15                        10
    Prepaid expenses and other assets                                                23                        20
    Accrued deposits, net to Capital Construction Fund                               --                       (15)
                                                                              ---------                 ---------
        Total current assets                                                        344                       288
                                                                              ---------                 ---------
Investments                                                                         140                       111
                                                                              ---------                 ---------
Real Estate Developments                                                             49                        82
                                                                              ---------                 ---------
Property, at cost                                                                 2,216                     1,996
    Less accumulated depreciation and amortization                                  914                       863
                                                                              ---------                 ---------
        Property - net                                                            1,302                     1,133
                                                                              ---------                 ---------
Capital Construction Fund                                                            64                        40
                                                                              ---------                 ---------
Other Assets                                                                        130                       124
                                                                              ---------                 ---------

        Total                                                                 $   2,029                 $   1,778
                                                                              =========                 =========

                                LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $      31                 $      31
    Accounts payable                                                                117                       115
    Other                                                                            94                        89
                                                                              ---------                 ---------
        Total current liabilities                                                   242                       235
                                                                              ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                                  302                       214
    Deferred income taxes                                                           404                       339
    Post-retirement benefit obligations                                              47                        45
    Other                                                                            40                        41
                                                                              ---------                 ---------
        Total long-term liabilities                                                 793                       639
                                                                              ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    36                        35
    Additional capital                                                              171                       150
    Deferred compensation                                                            (6)                       (2)
    Accumulated other comprehensive loss                                             (9)                       (9)
    Retained earnings                                                               813                       741
    Cost of treasury stock                                                          (11)                      (11)
                                                                              ---------                 ---------
        Total shareholders' equity                                                  994                       904
                                                                              ---------                 ---------

        Total                                                                 $   2,029                 $   1,778
                                                                              =========                 =========



See Notes to Condensed Consolidated Financial Statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 2005                      2004
                                                                                 ----                      ----

Cash Flows from Operating Activities                                          $     232                 $     124
                                                                              ---------                 ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                           (209)                     (135)
    Proceeds from disposal of property and other assets                              25                        21
    Deposits into Capital Construction Fund                                        (188)                       (2)
    Withdrawals from Capital Construction Fund                                      150                       142
    Investments, net                                                                (19)                      (22)
                                                                              ---------                 ---------
        Net cash used in investing activities                                      (241)                        4
                                                                              ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                       105                        56
    Payments of long-term debt                                                      (21)                     (134)
    Payments of short-term debt, net                                                 (7)                       --
    Proceeds from issuances of capital stock                                         10                         8
    Dividends paid                                                                  (30)                      (29)
                                                                              ---------                 ---------
        Net cash provided by (used in) financing activities                          57                       (99)
                                                                              ---------                 ---------

Net Increase in Cash and Cash Equivalents                                     $      48                 $      29
                                                                              =========                 =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                                 $     (12)                $     (11)
    Income taxes paid, net of refunds                                                13                       (49)

Other Non-cash Information:
    Depreciation expense                                                            (62)                      (59)
    Tax-deferred property sales                                                      30                         1
    Tax-deferred property purchases                                                 (28)                       --
    Debt assumed in real estate acquisition                                          11                        --
    Assets conveyed to joint venture                                                 --                         5




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

(3) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at September 30, 2005, other than operating lease obligations, included the following (in millions):

                Vessel purchases                         (a)      $ 148
                Guarantee of Hokua debt                  (b)      $  15
                Guarantee of HS&TC debt                  (c)      $   -
                Standby letters of credit                (d)      $  19
                Bonds                                    (e)      $  13
                Benefit plan withdrawal obligations      (f)      $  70

         These amounts are not recorded on the Company's balance sheet and, with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                  (a) In February 2005, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc. to purchase two containerships for $144.4 million each. The first of these two ships, the MV Manulani, was delivered during the second quarter of 2005, and the second ship, the MV Maunalei, is now expected to be delivered in the third quarter of 2006; in previous filings, the Company had stated that it expected delivery of the MV Maunalei during the second quarter of 2006. The purchase price for the MV Maunalei will also include approximately $3.9 million of interest incurred by the shipyard during construction, bringing the total purchase price to $148.3 million. The purchase of the MV Maunalei is expected to be funded with the Capital Construction Fund ("CCF"), operating cash flows and a revolving credit facility that was executed on June 28, 2005.
                         No progress payments are required under the contract; accordingly, payment in full is required upon the delivery. No obligation is recorded on the financial statements for the MV Maunalei because conditions necessary to record either a liability or an asset have not been met. The purchase agreement gives
                         Matson the right to assign the purchase contract to third parties and the Company is actively pursuing a time-charter option.


                  (b) A&B Properties, Inc. ("Properties") has a limited loan guarantee equal to the lesser of $15 million or 15.5 percent of the outstanding balance of the construction loan for the Hokua condominium project, in which Properties is an investor. The guarantee could be triggered if the purchasers of condominium apartments become entitled to rescind their purchase obligations. This could occur if, for example, the seller breaches covenants contained in its sales contracts or violates the Interstate Land Sales Practices Act ("ILSPA"), the Hawaii Condominium Act, the Securities Act of 1933 or the Securities Exchange Act of 1934. The ILSPA requires that the building must be constructed and a certificate of occupancy obtained, within two years following execution of a binding sales contract with the buyer. For Hokua, this is December 31, 2005 for most of the contracts. The Hokua general contractor expects that a certificate of occupancy will be obtained by December 31, 2005; however, any unanticipated delays could result in the certificate not being obtained by that date. The Company believes that even if the buyers are able to rescind their contracts and are entitled to a refund, the affected units could be sold for prices greater than the original selling prices, since market prices in Honolulu have risen considerably since the initial contracts were executed.

                  (c) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"); the Company is a member of HS&TC. This guarantee can range from the lower of the amount drawn by HS&TC under the credit line to $21.5 million. The HS&TC credit line is used primarily to fund purchases of raw sugar from the Hawaii growers and is fully secured by all personal property of the cooperative other than transportation assets. The amount that may be drawn by HS&TC under the facility is limited to its inventory value plus certain cash balances and accounts receivable. If the amounts owed by C&H to HS&TC are outstanding for up to 10 days, the amount of A&B's exposure under the guarantee is limited to the lesser of $15 million or the actual amounts drawn. If HS&TC has extended payment terms to C&H beyond the normal 10 days, then the amount of the guarantee increases to the lesser of the amount drawn on the credit line or $21.5 million. As of September 30, 2005, no amounts were outstanding on the facility.

                  (d) At September 30, 2005, the Company has arranged for standby letters of credit totaling $19 million. This includes letters of credit, totaling approximately $12 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. This balance includes approximately $4 million for insurance-related matters, principally in the Company's real estate business.

                         Also included in the outstanding letters of credit is a $3 million letter of credit that serves as a security deposit for self-insured workers' compensation claims incurred by C&H employees prior to the December 24, 1998 sale of a majority interest in the business. The Company's remaining interests in C&H were sold in August 2005 to American Sugar Refining, Inc. ("ASR"). As part of the sales agreement, ASR agreed to indemnify the Company for any draws against the letter of credit and to provide a substitute letter of credit by November 8, 2005.

                  (e) Of the $13 million in bonds, $6.5 million relate to real estate construction projects in Hawaii. These bonds are required by either state or county governments to ensure that certain infrastructure work required as part of real-estate development is completed as required. The Company has the financial ability and intention to complete these improvements. Also included in the total bond amount are $6 million of customs bonds. The remaining $0.5 million of bonds are for transportation-related matters.

                  (f) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $70 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

(4)      Accounting Method for Stock-Based Compensation and Diluted Earnings per
         Share: As allowed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue to apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized in the Company's net income for options granted with exercise prices that are equal to the market values of the underlying common stock on the dates of grant.

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

         Pro forma information regarding net income and earnings per share, using the fair value method and reported below, has been estimated using a Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options. Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share for the three and nine months ended September 30, 2005 and 2004 would have been as follows (in millions, except per share amounts):

1
                                                                          Quarter Ended               Nine Months Ended
                                                                          September 30,                  September 30,
                                                                          -------------                  -------------
                                                                       2005           2004            2005          2004
                                                                       ----           ----            ----          ----
Net Income:
    As reported                                                      $   35.5       $    24.8       $   102.6     $   82.0
    Stock-based compensation expense determined
      under fair value based method for all awards,
      net of related tax effects                                         (0.4)           (0.4)           (1.2)        (1.0)
                                                                     --------       ---------       ---------     --------
    Pro forma                                                        $   35.1       $    24.4       $   101.4     $   81.0
                                                                     ========       =========       =========     ========
Net Income Per-share:
    Basic, as reported                                               $   0.81       $    0.58       $    2.35     $   1.93
    Basic, pro forma                                                 $   0.80       $    0.57       $    2.32     $   1.91
    Diluted, as reported                                             $   0.81       $    0.58       $    2.33     $   1.91
    Diluted, pro forma                                               $   0.80       $    0.57       $    2.30     $   1.89
Effect on average shares outstanding of assumed
exercise of stock options (in millions of shares):
    Average number of shares outstanding                                 43.7            42.5            43.6         42.5
    Effect of assumed exercise of outstanding stock
        options                                                           0.5             0.5             0.4          0.5
                                                                     --------       ---------       ---------     --------
    Average number of shares outstanding after
        assumed exercise of outstanding stock options                    44.2            43.0            44.0         43.0
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

         Discontinued operations were as follows (in millions):

                                                          Quarter Ended                    Nine Months Ended
                                                          September 30,                      September 30,
                                                          -------------                      -------------
                                                       2005             2004             2005              2004
                                                       ----             ----             ----              ----
Discontinued Operations (net of tax)
   Sales of Assets                                         --               --         $    3.9          $    1.4
   Leasing Operations                                $    0.4         $    0.6              1.1               0.9
                                                     --------          -------         --------          --------
     Total                                           $    0.4         $    0.6         $    5.0          $    2.3
                                                     ========         ========         ========          ========

(6) Other Comprehensive Income for the three and nine months ended September 30, 2005 and 2004 was as follows (in millions):

                                                        Quarter Ended                  Nine Months Ended
                                                         September 30,                     September 30,
                                                         -------------                     -------------
                                                        2005             2004           2005            2004
                                                        ----             ----           ----            ----

         Net Income                                  $     35.5       $    24.8      $   102.6       $    82.0
         Company's share of investee's
            minimum  pension liability
            adjustment                                       --              --           (0.4)             --
         Change in valuation of derivative                   --            (0.6)           0.1             0.9
                                                     ----------       ---------      ---------       ---------
         Comprehensive Income                        $     35.5       $    24.2      $   102.3       $    82.9
                                                     ==========       =========      =========       =========

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

         The Components of Net Periodic Benefit Cost for the third quarters of 2005 and 2004 were as follows (in millions):

                                                       Pension Benefits                Post-retirement Benefits
                                                       ----------------                ------------------------
                                                    2005               2004              2005             2004
                                                    ----               ----              ----             ----
         Service Cost                             $    1.6           $    1.7           $    0.2         $    0.2
         Interest Cost                                 4.0                4.0                0.8              0.8
         Expected Return on Plan Assets               (6.1)              (5.7)                --               --
         Amortization of Prior Service Cost            0.1                0.1                 --               --
         Amortization of Net (Gain) Loss               0.4                0.5                0.3              0.1
                                                  --------           --------           --------         --------
         Net Periodic Benefit Cost                $     --           $    0.6           $    1.3         $    1.1
                                                  ========           ========           ========         ========


         The Components of Net Periodic Benefit Cost for the first nine months of 2005 and 2004 were as follows (in millions):

                                                      Pension Benefits                Post-retirement Benefits
                                                      ----------------                ------------------------
                                                   2005               2004              2005             2004
                                                   ----               ----              ----             ----
         Service Cost                            $    4.8           $    4.7           $    0.7         $    0.5
         Interest Cost                               12.0               11.9                2.4              2.2
         Expected Return on Plan Assets             (18.3)             (17.1)                --               --
         Amortization of Prior Service Cost           0.3                0.4                 --               --
         Amortization of Net (Gain) Loss              1.2                1.5                0.9              0.4
                                                 --------           --------           --------         --------
         Net Periodic Benefit Cost               $     --           $    1.4           $    4.0         $    3.1
                                                 ========           ========           ========         ========

         The 2005 return on plan assets is expected to be nearly the same as the sum of the service cost, interest cost and amortization components, resulting in no material pension expense. No contributions to the Company's pension plans are expected to be required during 2005.

         The 2005 net periodic post-retirement and pension costs do not reflect any amount associated with a subsidy relating to the Medicare Prescription Drug Improvement and Modernization Act of 2003. Although the Company has determined that the plans are actuarially equivalent to Medicare Part D of the Act, the amount cannot be determined until the retiree Medicare elections are known. However, if no retirees elect Medicare Part D, the Company has estimated that the annual pre-tax benefit will be about $500,000. Since some retirees are likely to elect Medicare Part D coverage, the benefit to the Company may be lower.


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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the following factors:

        1)          economic conditions in Hawaii and elsewhere;
        2)          market demand;
        3) competitive factors, such as the entrance of new competitor capacity in the Hawaii shipping trade, and pricing pressures, principally in the Company's transportation businesses;
        4) renewal or replacement of significant operating and financial agreements;
        5)          significant fluctuations in fuel prices;
        6) legislative and regulatory environments at the federal, state and local levels, including, among others, government rate regulations, land use regulations, government administration of the U.S. sugar program, and modifications to or retention of cabotage laws;
        7) availability of water for irrigation and to support real estate development;
        8)          performance of unconsolidated affiliates and ventures;
        9)          significant fluctuations in raw sugar prices;
        10) raw sugar and coffee production that can be affected adversely by weather, disease, irrigation, factory reliability, labor availability, age of crop and other factors;
        11) vendor and labor relations in Hawaii, the U.S. Pacific Coast, Guam and other locations where the Company has operations;
        12) risks associated with construction and development activities, including, among others, construction costs, construction defects, labor issues, ability to secure insurance, and land use regulations;
        13) performance of pension assets and federal legislation and rules that could affect single-employer and multi-employer pension plans and plan funding, including changes to the Employee Retirement Income Security Act and Pension
                    Benefit Guarantee Corporation premiums;
        14) acts of nature, including but not limited to, drought, greater than normal rainfall, hurricanes and typhoons;
        15) resolution of tax issues with the IRS or state tax authorities;
        16)         acts of war and terrorism;
        17)         risks associated with current or future litigation; and
        18) other risk factors described elsewhere in these communications and from time to time in the Company's filings with the SEC.

CONSOLIDATED REVENUE & NET INCOME

Consolidated - Third quarter of 2005 compared with 2004

--------------------------------------------------------------------------------------------
                                                      Quarter Ended September 30,
--------------------------------------------------------------------------------------------
(dollars in millions)                             2005             2004           Change
--------------------------------------------------------------------------------------------
Revenue                                        $   451.8        $    381.2           19%
Cost of goods sold, services and rentals       $   362.4        $    309.4           17%
Selling, general and administrative            $    34.3        $     31.3           10%
Loss on investment                             $     0.1                --            --
Gain on insurance settlement                   $     5.2                --            --
Income taxes                                   $    21.4        $     14.8           45%
--------------------------------------------------------------------------------------------
Net income                                     $    35.5        $     24.8           43%
--------------------------------------------------------------------------------------------

Consolidated revenue of $451.8 million for the third quarter of 2005 increased $70.6 million, or 19 percent, compared with the third quarter of 2004. This increase was due principally to $50.1 million in higher revenue from real estate sales, $12.5 million higher revenue for ocean transportation, $9 million growth in Matson Integrated Logistics revenue, and $3 million higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations), partially offset by $3.7 million lower revenue in food products. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $362.4 million for the third quarter of 2005 increased $53 million, or 17 percent, compared with the third quarter of 2004 due to $40.6 million higher cost of property sales (excluding property sales classified as discontinued operations), $8.6 million higher costs for ocean transportation, and $7.2 million of higher purchased transportation services at Matson Integrated Logistics business, partially offset by $4 million of lower cost of sugar sold.

Selling, general and administrative costs of $34.3 million for the third quarter were $3 million, or 10 percent, higher than the third quarter of 2004 due to higher depreciation, amortization of leasehold improvements, professional service fees, employee benefit costs, salaries and wages and charitable contributions, partially offset by lower Sarbanes-Oxley Act internal compliance costs.

During the third quarter, the Company recorded a $5.2 million gain from an insurance settlement following a fire earlier in the year at the Kahului Shopping Center on Maui. This gain is included in proceeds from disposal of property in the Cash Flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows. In addition, the Company received $0.6 million related to business interruption insurance and has included this benefit in operating revenue and in Cash Flows from Operating Activities. The Company intends to re-develop and sell portions of the property.

Income taxes were higher than in the third quarter of 2004 due to higher pre-tax income. The Company's effective tax rate was the same for both quarters.

Consolidated - First nine months of 2005 compared with 2004

----------------------------------------------------------------------------------------------
                                                      Nine Months Ended September 30,
----------------------------------------------------------------------------------------------
(dollars in millions)                              2005             2004              Change
----------------------------------------------------------------------------------------------
Revenue                                        $   1,208.5       $   1,096.8            10%
Cost of goods sold, services and rentals       $     948.6       $     870.9             9%
Selling, general and administrative            $      99.9       $      93.3             7%
Loss on investment                             $       2.3                --             --
Gain on insurance settlement                   $       5.2                --             --
Income taxes                                   $      59.7       $      48.8            22%
----------------------------------------------------------------------------------------------
Net income                                     $     102.6       $      82.0            25%
----------------------------------------------------------------------------------------------

Consolidated revenue of $1,208.5 million for the first nine months of 2005 increased $111.7 million, or 10 percent, compared with the first nine months of 2004. This increase was due principally to $44.1 million growth in Matson Integrated Logistics revenue, $35.1 million higher revenue for ocean transportation, $18.8 million in higher revenue from real estate sales (excluding revenue from discontinued operations), $8.6 million higher revenue in food products and $5.8 million higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals of $948.6 million for the first nine months of 2005 increased $77.7 million, or 9 percent, compared with the first nine months of 2004 due to higher purchased transportation services of approximately $36.9 million for the Matson Integrated Logistics business, $25.5 million higher cost of property sales (excluding property sales classified as discontinued operations), $19.3 million higher costs for ocean transportation, and $2.7 million for higher cost of sugar sold, partially offset by $10.2 million higher equity in earnings of SSA Terminals, LLC ("SSAT," in which Matson is a minority owner).

Selling, general and administrative costs of $99.9 million for the first nine months of 2005 were $6.6 million, or 7 percent, higher than the first nine months of 2004 due to the same factors cited for the third quarter increase.

The $2.3 million loss on investment was the result of the sale of Company's ownership interests in C&H Sugar Company.

The $5.2 million gain was described in the consolidated third quarter comparison.

Income taxes were higher than the first nine months of 2004 due to higher pre-tax income. The 2005 income tax rate of 38 percent for both periods approximates the Company's statutory rate.

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

ANALYSIS OF OPERATING REVENUE AND PROFIT
TRANSPORTATION INDUSTRY

Ocean Transportation - Third quarter of 2005 compared with 2004

-------------------------------------------------------------------------
                                    Quarter Ended September 30,
-------------------------------------------------------------------------
(dollars in millions)          2005            2004           Change
-------------------------------------------------------------------------
Revenue                      $   227.5       $   215.0           6%
Operating profit             $    36.8       $    33.0          12%
-------------------------------------------------------------------------
Volume (Units)
  Hawaii containers             45,200          43,600           4%
  Automobiles                   32,000          32,400          -1%
  Guam containers                4,300           4,400          -2%
-------------------------------------------------------------------------

Ocean Transportation revenue of $227.5 million for the third quarter of 2005 was $12.5 million, or 6 percent, higher than the third quarter of 2004. Of this increase, approximately $5.3 million was due to higher Hawaii container, automobile and conventional volume, $4.9 million was due to increases in the fuel surcharge that, in turn, offset higher fuel costs, $1.2 million was due to yields, and $1 million was due to charter and other revenue. The fuel surcharge provides a means to recover higher fuel costs, one of the largest operating costs for the business. Total Hawaii container volume was 4 percent higher than the third quarter of 2004. This reflects the continuing growth in the Hawaii economy. Matson's automobile volume for the quarter was nearly flat with last year.

Ocean Transportation's profit margin was 16 percent for the third quarter of 2005 compared with 15 percent for the comparable 2004 quarter. Operating profit of $36.8 million was $3.8 million, or 12 percent, better than the third quarter of 2004. This was primarily the result of $2.7 million higher equity in earnings of SSAT, $1.6 million from favorable yields and mix in all services, $1.5 million from lower vessel operating costs, and $0.4 million from higher container, automobile and conventional volumes. Sea Star Line, LLC contributed $1.4 million to last year's third quarter operating profit; Matson's minority interest in that investment was sold in August 2004. Operating profit from vessel charters and other business was $1 million lower than 2004.

Ocean Transportation - First nine months of 2005 compared with 2004

----------------------------------------------------------------------
                                Nine Months Ended September 30,
----------------------------------------------------------------------
(dollars in millions)        2005           2004          Change
----------------------------------------------------------------------
Revenue                    $   654.7      $   619.6          6%
Operating profit           $   105.2      $    83.0         27%
----------------------------------------------------------------------
Volume (Units)
  Hawaii containers          130,800        123,700          6%
  Automobiles                110,900        110,300          1%
  Guam containers             12,500         13,200         -5%
----------------------------------------------------------------------

Ocean Transportation revenue of $654.7 million for the first nine months of 2005 was $35.1 million, or 6 percent, higher than the first nine months of 2004. Of this increase, approximately $23.8 million was due to higher Hawaii container, automobile and conventional volume, $13.1 million was due to increases in the fuel surcharge, and $8.9 million was due to yields and cargo mix in all services. Charter and other revenue was $10.7 million lower than 2004. Total Hawaii container volume was 6 percent higher than the first nine months of 2004. Automobile volume was slightly higher than the first nine months of 2004.

Ocean Transportation's profit margin was 16 percent for the first nine months of 2005 compared with 13 percent for the first nine months of 2004. Operating profit of $105.2 million was $22.2 million, or 27 percent, better than the first nine months of 2004. This was primarily the result of $14.6 million from higher container, automobile and conventional volume, $10.2 million higher equity in earnings of SSAT, $8.6 million from favorable yields and mix in all services, and $2.6 million from lower vessel operating costs. Operating profit from vessel charters and other business was $5.9 million lower than 2004 and outside transportation costs were $5.8 million higher. Sea Star Line, LLC contributed $2.1 million to last year's operating profit; Matson's minority interest in that investment was sold in August 2004. Overall, the new competitor in the Hawaii trade had a smaller than expected impact on the year-over-year results of the ocean transportation segment.

Logistics Services - Third quarter of 2005 compared with 2004

-----------------------------------------------------------------------------
                                      Quarter Ended September 30,
-----------------------------------------------------------------------------
(dollars in millions)            2005             2004         Change
-----------------------------------------------------------------------------
Revenue                        $  108.5         $   99.5          9%
Operating profit               $    3.5         $    2.2         59%
-----------------------------------------------------------------------------

Integrated logistics revenue increased by 9 percent for the third quarter of 2005 compared with the third quarter of 2004. This growth was the result of continued improvements in mix of business and rates and an 18 percent increase in highway volume, partially offset by an 8 percent decrease in domestic intermodal volume and an 11 percent decrease in international intermodal volume. Market shifts were a contributing factor to increased highway and lower domestic intermodal volumes. A portion of the highway volume increase was also the result of a business acquired in late 2004.

Integrated logistics operating profit increased by 59 percent, or $1.3 million, for the third quarter of 2005 compared with the third quarter of 2004 as a result of higher yields and mix of business in all three service categories partially offset by higher personnel costs and other overhead.

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

Logistics Services - First nine months of 2005 compared with 2004

-------------------------------------------------------------------------------
                                    Nine Months Ended September 30,
-------------------------------------------------------------------------------
(dollars in millions)           2005             2004           Change
-------------------------------------------------------------------------------
Revenue                       $  311.2         $  267.1           17%
Operating profit              $   10.1         $    5.8           74%
-------------------------------------------------------------------------------

Integrated logistics revenue increased by 17 percent for the first nine months of 2005 compared with the first nine months of 2004. This growth was the result of improvements in mix of business, rates and a 24 percent increase in highway volume, partially offset by a three percent decline in domestic and international intermodal volumes. As with the third quarter, the increase in highway volume was principally due to market shifts, the late 2004 business acquisition and organic growth.

Integrated logistics operating profit increased by 74 percent, or $4.3 million, for the first nine months of 2005 compared with the first nine months of 2004. The operating profit improvement was the result of higher yields and overall increased volumes partially offset by higher personnel costs and other overhead.

REAL ESTATE INDUSTRY

Property leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Leasing - Third quarter of 2005 compared with 2004

--------------------------------------------------------------------------------
                                                 Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)                       2005            2004          Change
--------------------------------------------------------------------------------
Revenue                                   $   23.3        $   20.9          11%
Operating profit                          $   11.4        $   10.1          13%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                     94%             95%          -1%
  Hawaii                                       93%             90%           3%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                     3.5             3.7          -5%
  Hawaii                                       1.7             1.7          --
--------------------------------------------------------------------------------

Property leasing revenue and operating profit for the third quarter of 2005 were 11 percent and 13 percent higher, respectively, than the amounts reported for the third quarter of 2004.

Comparing 2005 third quarter results with the prior year, property acquisitions and a new commercial property developed by the Company contributed $2.3 million of revenue and $1.4 million of operating profit and property sales reduced revenue by $0.6 million and operating profit by $0.3 million. The business interruption settlement related to a fire earlier this year at the Company's Kahului Shopping Center on Maui contributed $0.6 million to the quarter's revenue and operating profit. Lease rates and occupancies were the primary remaining factor to the quarter-over-quarter change.

Leasing - First nine months of 2005 compared with 2004

-------------------------------------------------------------------------
                                    Nine Months Ended September 30,
-------------------------------------------------------------------------
(dollars in millions)             2005           2004         Change
-------------------------------------------------------------------------
Revenue                         $   66.6       $   62.1          7%
Operating profit                $   32.6       $   28.8         13%
-------------------------------------------------------------------------
Occupancy Rates:
  Mainland                           95%            94%          1%
  Hawaii                             92%            90%          2%
-------------------------------------------------------------------------

Property leasing revenue and operating profit for the first nine months of 2005 were 7 percent and 13 percent higher, respectively, than the amounts reported for the first nine months of 2004.

Comparing the first nine months of 2005 with the same period of 2004, property acquisitions contributed $3.9 million of revenue and $2.9 million of operating profit and property sales reduced revenue by $1.6 million and operating profit by $0.8 million. The absence of a one-time 2004 siding repair cost for a building in Honolulu benefited the year-over-year operating profit comparison by approximately $0.7 million. As with the third quarter, the business interruption settlement of $0.6 million, higher rental rates and improved occupancies benefited the year-over-year comparison.

Property Sales - Third quarter and first nine months of 2005 compared with 2004

--------------------------------------------------------------------------------
                                         Quarter Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)            2005              2004              Change
--------------------------------------------------------------------------------
Revenue                        $   61.7          $   11.6             5.3x
Operating profit               $   15.6          $    2.5             6.2x
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                        Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)            2005              2004              Change
--------------------------------------------------------------------------------
Revenue                        $  122.2          $   80.0              53%
Operating profit               $   36.9          $   34.9               6%
--------------------------------------------------------------------------------

The higher third quarter and nine months revenue and operating results were due to the mix and timing of property sales in 2005 compared with 2004. The composition of these sales is described below. Operating profit also includes marketing expenses incurred by the Company for its development projects and the Company's share of joint venture marketing expenses that cannot be capitalized as part of real estate developments.

2005 Property Sales:

         Third quarter 2005 property sales comprised principally all 100 units at the Company's Lanikea residential high-rise project in Waikiki for $59 million and a Maui property for $2.5 million. A gain of $5.2 million was recognized in operating profit during the third quarter for a partial property damage insurance settlement related to the Kahului Shopping Center fire, as previously described. The Company intends to redevelop and sell portions of the property. Operating Profit also included a loss of $0.8 million for the Company's share of earnings in joint ventures.

         Second quarter 2005 revenue was principally from the final 80-percent installment payment of $14.1 million for a 30-acre development parcel at Wailea. In addition to the profit contribution from that sale, 2005 second quarter operating profit included $0.8 million for the Company's share of earnings in joint ventures.

         First quarter 2005 property sales comprised a warehouse/distribution complex in Ontario, California for $17.8 million, seven Maui and Oahu commercial properties for $7.6 million, a residential development parcel and three residential properties for $7.5 million, a service center/warehouse complex comprised of three buildings in San Antonio, Texas for $6.3 million, and 5.5 office condominium floors for $5.5 million. In addition to the profit contribution from these sales, 2005 first quarter operating profit benefited by about $1 million for the Company's share of earnings in joint ventures.

2004 Property Sales:

         Third quarter 2004 property sales comprised seven office condominium units for $7.6 million and three Maui and Oahu commercial properties for $2.8 million.

         Second quarter 2004 property sales revenue comprised three residential development parcels for $13.8 million, 13 Maui and Oahu commercial properties for $8.9 million, five residential properties for $4.3 million and one office condominium floor for $1 million. In addition to the profit contribution from these sales, 2004 second quarter operating profit included $1.3 million for the Company's share of earnings in joint ventures.

         First quarter 2004 property sales comprised of 23 residential properties for $18.9 million, 17 Maui and Oahu commercial inventory properties for $12.2 million, and 7.5 office condominium floors for $8.8 million. In addition to the profit contribution from these sales, 2004 first quarter operating profit included $0.8 million for the Company's share of earnings in joint ventures.

Effect of Property Sales Mix on Operating Results: The mix of property sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis for much of the Company's Hawaii land. Consequently, property sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of property sales is also affected by the classification of certain property sales as discontinued operations.

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

The revenue and operating profit on these transactions for the third quarter and first nine months of 2005 and 2004 were as follows:

----------------------------------------------------------------------------------------------------------
                                    Quarter Ended September 30,          Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)     2005              2004                 2005              2004
----------------------------------------------------------------------------------------------------------
Sales revenue                             --                --             $   24.6          $    1.1
Leasing revenue                     $    1.7          $    2.3             $    5.2          $    6.5
Sales operating profit                    --                --             $    6.3          $    1.5
Leasing operating profit            $    0.7          $    1.0             $    1.9          $    2.2
----------------------------------------------------------------------------------------------------------

2005 discontinued operations included the sales of one warehouse/distribution complex in Ontario, California, for $17.8 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6.3 million, and the fee interest in a parcel in Maui. Additionally, the revenue and expenses of an office building in Wailuku, Maui and two office buildings in Honolulu have been classified as discontinued operations because of the Company's plans to sell these properties. The two Honolulu properties were sold on October 25, 2005.

2004 discontinued operations included the sale of a Maui property.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2005 and the operating results of the three office buildings, noted above, that the Company intends to sell within the next 12 months.

FOOD PRODUCTS INDUSTRY

Food Products - Third quarter of 2005 compared with 2004

-------------------------------------------------------------------------------
                                        Quarter Ended September 30,
-------------------------------------------------------------------------------
(dollars in millions)              2005             2004           Change
-------------------------------------------------------------------------------
Revenue                          $   34.6         $   38.3          -10%
Operating profit                 $   (0.1)        $    0.6            NA
-------------------------------------------------------------------------------
Tons sugar produced                62,500           77,500          -19%
-------------------------------------------------------------------------------

Food products revenue decreased 10 percent for the third quarter of 2005 compared with 2004 due mainly to $5.1 million for lower sugar sales volume and $0.5 million for lower sugar prices partially offset by $0.8 million for higher power sales prices and $0.7 million in higher molasses sales.

Operating profit was $0.7 million lower than the third quarter of 2004 due to $1.6 million lower margins on sugar sales resulting from higher operating costs and lower sales price and a $1 million charge to reduce the carrying value of coffee inventories to fair market value, partially offset by the higher power and molasses sales.

Food Products - First nine months of 2005 compared with 2004

--------------------------------------------------------------------------------
                                        Nine Months Ended September 30,
--------------------------------------------------------------------------------
(dollars in millions)               2005            2004            Change
--------------------------------------------------------------------------------
Revenue                           $   89.2        $   80.6            11%
Operating profit                  $    9.2        $    3.5           2.6x
--------------------------------------------------------------------------------
Tons sugar produced                140,300         142,400            -1%
--------------------------------------------------------------------------------

Food products revenue increased 11 percent for the first nine months of 2005 compared with 2004 due mainly to $5.5 million received as part of an agricultural disaster relief program, $3 million for higher power sales, $1 million of higher trucking and royalty revenue, and $0.9 million of higher molasses sales, partially offset by $2 million of lower sugar and coffee sales.

Operating profit was $5.7 million better than the first nine months of 2004 due mainly to the $5.5 disaster relief payment, $3 million of higher power sales, $0.8 million of royalty and trucking profit improvements and $0.9 million of higher molasses sales, partially offset by $3.9 million of lower sugar sales and a $1 million charge to reduce the carrying value of coffee inventories to fair market value.

FOURTH QUARTER 2005 METRICS

Ocean transportation cargo volumes and yields are expected to remain good but, as with prior years, cargo volumes may be seasonally lower than the second and third quarters. The fourth quarter will be affected by a 12-week quarter compared with 13 weeks in the fourth quarter of 2004. Because the Company evaluates and adjusts its fuel surcharge at the beginning of each quarter, rising fuel costs could affect fourth quarter results. Matson is also beginning to incur start-up costs as it prepares for a February 2006 commencement of the China service.

Logistics services are expected to continue benefiting from margin growth and higher highway volume, offset somewhat by lower international and domestic intermodal volume. Market shifts from domestic intermodal transportation to highway transportation are expected to have a continuing near-term effect on the business.

Real-estate management leasing is expected to have continuing high occupancies and stable rates through the remainder of the year.

Property sales for the fourth quarter will benefit from the previously noted sales of two Honolulu office buildings in October. The sales of residential units in the Hokua luxury-high-rise in Honolulu, in which the Company has an equity investment, are expected to close during the first quarter of 2006.

Food products sugar production for the year is expected to be about 193,000 tons with the fourth quarter results at about break-even.

This section contains forward-looking statements, which involve a number of risks and uncertainties, as described above in the "Forward-Looking Statements" section, that could cause actual results to differ materially from those projected.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $642 million at September 30, 2005, an increase of $9 million from December 31, 2004. The increase was due primarily to $48 million higher cash balances, $15 million lower accrued deposits to the CCF, the repayment of $7 million on short-term credit lines and $4 million of higher sugar and coffee inventories, partially offset by the elimination of a $50 million private shelf facility and receivable balances that were $12 million lower than at the end of 2004. These fluctuations are due to normal operating activities.

Balance Sheet: Working capital was $102 million at September 30, 2005, an increase of $49 million from the balance carried at the end of 2004. The increase in working capital was due primarily to $48 million higher cash balances, $15 million lower accrued net deposits to the CCF and $14 million lower accrued liabilities. These working capital improvements were partially offset by $12 million lower receivable balances and $13 million of higher income taxes payable.

Cash and cash equivalents totaled $90 million at the end of the third quarter compared with $42 million at the beginning of the year. This balance results from continuing strong operating cash flows, including the recent sales of 100 units in the Company's Lanikea development for $59 million, and no outstanding debt balances that could be repaid without penalty.

Long-term Debt, including the current portion, totaled $333 million at September 30, 2005 compared with a balance of $245 million at December 31, 2004. This $88 million increase was due mainly to $105 million of financing for the purchase of the MV Manulani and the assumption of $11 million of debt in connection with a June 2005 real estate purchase, partially offset by $21 million of term debt repayments and $7 million of short-term debt repayments.

Matson renewed and extended its $30 million revolving credit agreement with Wells Fargo Bank National Association. This facility extends to September 30, 2009, including a one-year term option and carries interest at LIBOR plus 47.5 basis points. This facility was described in a Form 8-K filed on October 6, 2005.

On October 31, 2005, the Company extended its committed short-term $78.5 million working capital credit facility with First Hawaiian Bank for one year, until January 1, 2007. The amount available under this facility is reduced by amounts borrowed against First Hawaiian Bank's $53.5 million share of the Company's $200 million revolving credit facility. A copy of the amendment to the agreement is included in Exhibit 10.a.(xx) of this Form 10-Q.

The Company's net deferred tax obligation was $389 million at September 30, 2005 compared with $329 million at December 31, 2004. This $60 million increase was due principally to $188 million in deposits to the CCF, partially offset by book depreciation in excess of tax depreciation, tax-deferred property transactions and other transactions for which the tax and book accounting differs.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities totaled $232 million for the first nine months of 2005, compared with $124 million for the first nine months of 2004. This increase was the result of increased deferred taxes, lower receivable balances, higher operating results, an increase in cash from the sales of residential properties, and increased depreciation expense.

Capital expenditures for the first nine months of 2005 totaled $209 million compared with $135 million for the first nine months of 2004. The 2005 expenditures included $144 million for the purchase of the MV Manulani, $18 million for other transportation-related assets, $37 million for real estate related acquisitions, development and property improvements, and $8 million of routine asset replacements for agricultural operations. The amounts reported in Capital Expenditures on the Statement of Cash Flows exclude $28 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for the first nine months of 2004 were for a new ship and shipping containers, real estate acquisitions and development and other capital replacements.

Tax-Deferred Real Estate Exchanges: Sales - There were five sales and one condemnation of property during the first nine months of 2005, totaling $30 million, which qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. The sales included a warehouse/distribution complex in Ontario, California, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, one commercial parcel in Waikiki and the fee interest in three parcels in Maui. The proceeds from these sales were immediately available for reinvestment in replacement property. During the first nine months of 2004, the Company had recorded $1 million of sales on a tax-deferred basis but these funds were not subsequently reinvested.

Purchases - During the nine months of 2005, the Company purchased, using the proceeds from tax-deferred sales, the fee simple interest in a leased property in Honolulu, a two-story office building in Phoenix, Arizona and the Lanihau shopping center in Kailua-Kona, Hawaii. Of the $22.3 million purchase price for the Phoenix building, the Company assumed $11.4 million of debt and used $10.9 million of tax-deferred proceeds, of which $8.2 million was from 1031 tax-deferred exchanges and $2.7 million was from earlier 1033 land condemnations. The Lanihau shopping center was purchased as a reverse tax-deferred exchange that will re-deploy the funds from other property sales that closed on October 25, 2005. There were no purchases of property during the first nine months of 2004 that utilized proceeds from tax-deferred sales.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2005, all proceeds from tax-deferred sales had been reinvested. The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash information below the Statement.

For "reverse 1031" transactions, the Company purchases a property in anticipation of receiving funds in a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies at September 30, 2005 is described in Note 3 to the financial statements of Item 1.

OTHER MATTERS

China Service: On October 24 and 25, 2005, respectively, Matson commemorated the opening of new offices in Shanghai and Ningbo and announced the appointment of Shanghai United International Ocean Shipping Agency Ltd. as port agent in Shanghai and China Marine Shipping Agency Ningbo Co. Ltd. as port agent in Ningbo. The new China to Long Beach service is expected to commence in February 2006.

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K and its first and second quarter Forms 10-Q.

In September 2005, the Hawaii Community Development Authority ("HCDA") awarded to the Company a right to negotiate a letter of intent and complete development plans for a 36.5-acre Kaka'ako Waterfront project that spans a half-mile of shoreline in Central Honolulu. The Company has four months to complete negotiations with HCDA for the letter of intent and two additional months to execute a definitive agreement. If these deadlines are not met, then HCDA may award the negotiation rights to another developer. Total development costs are preliminarily estimated at $650-$700 million. Development plans are expected to be completed over a two-year period, after which, the phased construction would begin.

In August 2005, the Company sold its minority interest in C&H Sugar Company, Inc. to American Sugar Refining, Inc. A loss of $2.3 million was recorded to write off the remaining balance of the C&H investment and for transaction costs. $2.2 million of this loss was recorded in the second quarter. Only a nominal amount was paid to the equity owners. This transaction was described in a Form 8-K filed on August 10, 2005.

Dividends and Stock Ownership Guidelines: The Company's third quarter dividend to shareholders was paid on September 1, 2005 to shareholders of record on August 4, 2005. Through September 30, 2005, the Company had paid $30 million in dividends, or approximately 29 percent of its first nine-month net income. On October 28, 2005, the Company's Board of Directors declared a fourth quarter dividend of 22-1/2 cents per share payable on December 1, 2005 to shareholders of record as of November 10, 2005.

Earlier this year, the A&B Board of Directors approved share ownership guidelines for non-employee Directors. At present, all Directors own A&B stock, and it is expected that each Director will meet the guidelines within the specified five-year period. Stock ownership guidelines also are in place for senior executives of the Company.

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in
Item 8 of the Company's most recently filed Form 10-K and in its second quarter Form 10-Q.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that Management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Item 7 of the Company's 2004 Form 10-K.

New and Proposed Accounting Standards: Information about the impacts of newly issued accounting standards are discussed in the Company's first and second quarter Forms 10-Q and in Item 8 of the Company's most recently filed Form 10-K.

Economic Conditions:
Current measures of Hawaii's economic performance continue to reflect broad, moderate growth. With substantial energy cost increases in place, however, and the potential for additional interest rate hikes, local forecasters are watchful for signs that these factors may begin to affect the local economy. To date none are apparent.

Although the pace of visitor growth moderated during the second quarter, when total visitor arrivals grew 2.2 percent on a year-over-year basis, monthly comparisons have improved since, with July up 7.1 percent and August up 7.7 percent to a new all-time record. Year-to-date through August, five million visitors have come to Hawaii, also a record.

Statewide hotel occupancies remain above 85 percent and they are among the highest in the nation. Room rates were up about 10 percent in August and are second in level only to New York City.

Job growth continues, with a 2.8 percent rise in the second quarter and gains in the important visitor and construction sectors. Hawaii's unemployment rate was
2.6 percent in August, the lowest in the U.S.

Housing prices continue to escalate, although moderation in the pace of appreciation is expected. By island, the median prices in September for single family home re-sales were: Oahu $615,000, up 29.5 percent versus September 2004; Maui $690,000, up 15.8 percent; Kauai $780,000, up 40.2 percent and a new record high; Big Island $427,500, up 43 percent.

Among other positive measures, the State of Hawaii recently forecast a surplus of $632.6 million for fiscal year 2006-07. Consideration is being given both to wage increases for state workers and tax relief.


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


                           PART II. OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

                                               Issuer Purchases of Equity Securities

-----------------------------------------------------------------------------------------------------------------
                                                                   Total Number of          Maximum Number
                                                                 Shares Purchased as        of Shares that
                                                                  Part of Publicly       May Yet Be Purchased
                           Total Number of      Average Price      Announced Plans          Under the Plans
          Period          Shares Purchased     Paid per Share        or Programs              or Programs

-----------------------------------------------------------------------------------------------------------------
     Jul 1 - 31, 2005            --                  --                  --                       --
-----------------------------------------------------------------------------------------------------------------
     Aug 1 - 31, 2005            --                  --                  --                       --
-----------------------------------------------------------------------------------------------------------------
     Sep 1 - 30, 2005            --                  --                  --                       --
-----------------------------------------------------------------------------------------------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

         On October 31, 2005, the Company extended its committed short-term $78.5 million working capital credit facility with First Hawaiian Bank for one year, until January 1, 2007. The amount available under this facility is reduced by amounts borrowed against First Hawaiian Bank's $53.5 million share of the Company's $200 million revolving credit facility. A copy of the amendment to the agreement is included in
         Exhibit 10.a.(xx) of this Form 10-Q.

ITEM 6.  EXHIBITS
-----------------

         10.a.(xx) Fourteenth Amendment dated October 31, 2005 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

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


                                SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      ALEXANDER & BALDWIN, INC.
                                      -------------------------
                                             (Registrant)




Date: November 1, 2005                 /s/ Christopher J. Benjamin
                                      -------------------------------
                                      Christopher J. Benjamin
                                      Senior Vice President and
                                      Chief Financial Officer




Date:  November 1, 2005               /s/ Thomas A. Wellman
                                      -------------------------------
                                      Thomas A. Wellman
                                      Vice President, Controller and Treasurer



                                  EXHIBIT INDEX

                  10.a.(xx) Fourteenth Amendment dated October 31, 2005 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993.

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