Form 10-K
period 2005-12-31
ALEXANDER & BALDWIN INC
filed 2006-02-24
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

        Number of shares of Common Stock outstanding at February 6, 2006:
                                   44,182,469

Aggregate market value of Common Stock held by non-affiliates at June 30, 2005
                                 $1,965,081,251


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |X| No _____

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes _____ No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer |X| Accelerated filer _____ Non-accelerated filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No |X|


                       Documents Incorporated By Reference
Portions of Registrant's Proxy Statement dated March 6, 2006 (Part III of Form 10-K)

                                TABLE OF CONTENTS

                                     PART I
                                                                       Page

Items 1 & 2.  Business and Properties.................................   1

         A.   Transportation..........................................   1
              (1)      Freight Services...............................   1
              (2)      Vessels........................................   2
              (3)      Terminals......................................   3
              (4)      Logistics and Other Services...................   3
              (5)      Competition....................................   3
              (6)      Labor Relations................................   5
              (7)      Rate Regulation................................   6

         B.   Real Estate.............................................   6
              (1)      General........................................   6
              (2)      Planning and Zoning............................   7
              (3)      Residential Projects...........................   7
              (4)      Commercial Properties..........................   9

         C.   Food Products...........................................  12
              (1)      Production.....................................  12
              (2)      Marketing of Sugar and Coffee..................  12
              (3)      Competition and Sugar Legislation..............  13
              (4)      Properties and Water...........................  14

         D.   Employees and Labor Relations...........................  15

         E.   Energy..................................................  15

         F.   Available Information...................................  16

Item 1A.      Risk Factors............................................  16

Item 1B.      Unresolved Staff Comments...............................  21

Item 3.       Legal Proceedings.......................................  21

Item 4.       Submission of Matters to a Vote of Security Holders.....  22

Executive Officers of the Registrant..................................  22


                                     PART II

Item 5.       Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchases of
              Equity Securities.......................................  23

Item 6.       Selected Financial Data.................................  25

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................  27

Item 7A.      Quantitative and Qualitative Disclosures About
              Market Risk.............................................  47

Item 8.       Financial Statements and Supplementary Data.............  49

Item 9.       Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.....................  87

Item 9A.      Controls and Procedures.................................  87

         A.   Disclosure Controls and Procedures......................  87

         B.   Internal Control over Financial Reporting...............  87

Item 9B.      Other Information.......................................  87

                                PART III

Item 10.      Directors and Executive Officers of the Registrant......  88

         A.   Directors...............................................  88

         B.   Executive Officers......................................  88

         C.   Audit Committee Financial Experts.......................  89

         D.   Code of Ethics..........................................  89

Item 11.      Executive Compensation..................................  89

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters..........  89

Item 13.      Certain Relationships and Related Transactions..........  90

Item 14.      Principal Accountant Fees and Services..................  90


                                 PART IV

Item 15.      Exhibits and Financial Statement Schedules..............  91

         A.   Financial Statements....................................  91

         B.   Financial Statement Schedules...........................  91

         C.   Exhibits Required by Item 601 of Regulation S-K.........  91

Signatures............................................................ 101

Consent of Independent Registered Public Accounting Firm.............. 103

                            ALEXANDER & BALDWIN, INC.

                                    FORM 10-K

                        Annual Report for the Fiscal Year
                             Ended December 31, 2005


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

         The business industries of A&B are as follows:

         A. Transportation - carrying freight, primarily between various ports on the U.S. Pacific Coast and major Hawaii ports and Guam, and, commencing February 2006, between China and the U.S. Pacific Coast; chartering vessels to third parties; arranging intermodal and motor carrier services and providing logistics services in North America; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

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

         For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2005, see Note 15 ("Industry Segments") to A&B's financial statements in Item 8 of
Part II below.


DESCRIPTION OF BUSINESS AND PROPERTIES

         A.       Transportation

         (1)      Freight Services

         Matson's Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii.

         Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. In 2005, Matson carried approximately 175,800 containers (compared with 169,600 in 2004) and 148,100 automobiles (compared with 157,000 in 2004) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, automobiles and packaged foods. Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, canned pineapple and dry containers of mixed commodities. The preponderance of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

         Matson's Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and Micronesia. Matson's Guam Service is a component of the Pacific Alliance Service, a strategic alliance established by Matson and American President Lines, Ltd. ("APL") to provide freight services between the U.S. Pacific Coast and Hawaii, Guam and several Far East ports. In 2005, Matson carried approximately 16,600 containers (compared with 17,200 in 2004) and 4,500 automobiles (compared with 4,580 in 2004) in the Guam Service. The alliance has utilized three Matson vessels and two APL vessels. Matson's agreement with APL expired in February 2006.

         As announced in February 2005, Matson has replaced its Guam Service at the termination of the APL alliance with an integrated Hawaii/Guam/China service beginning in February 2006. The service initially employs five existing Matson containerships, one of which will be replaced with a new containership to be purchased from Aker Philadelphia Shipyard, Inc. ("Aker") (formerly Kvaerner Philadelphia Shipyard, Inc.), in a five-ship string that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam. The vessels continue to China, where they are loaded with cargo to be discharged in Long Beach. After a transition period during the termination of the APL alliance, the Guam service strategy involves re-deploying into the Hawaii service three C-9 class vessels that currently serve Guam.

         Matson's Mid-Pacific Service offers container and conventional freight services between the U.S. Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and Johnston Island, all via Honolulu.

         See "Rate Regulation" below for a discussion of Matson's freight rates.

         (2)      Vessels

         Matson's fleet consists of 12 containerships, three combination container/trailerships, including a combination ship time-chartered from a third party, one roll-on/roll-off barge, two container barges equipped with cranes that serve the neighbor islands of Hawaii, and one container barge equipped with cranes in the Mid-Pacific service. The 18 Matson-owned vessels in the fleet represent an investment of approximately $1 billion expended over the past 35 years. The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund ("CCF") established under Section 607 of the Merchant Marine Act, 1936, as amended.

         Matson has actively pursued a vessel renewal program. In 2002, Matson contracted with Aker for two new containerships for the Hawaii Service, each at a project cost of approximately $107 million. The first ship was delivered in the third quarter of 2003, and the second was delivered in the third quarter of 2004.

         Matson entered into agreements in February 2005 with Aker to purchase two additional new containerships at a contract price of $144.4 million each. The first ship, the MV Manulani, was delivered in May 2005, and the second ship, the MV Maunalei, is now expected to be delivered in the third quarter of 2006. The purchase price for the MV Maunalei will also include approximately $3.9 million of interest incurred by Aker during construction, bringing the total purchase price to $148.3 million. The purchase of the MV Maunalei is expected to be funded with the CCF, operating cash flows and a revolving credit facility that was executed on June 28, 2005. No progress payments are required under the contract; accordingly, payment in full is required upon delivery. No obligation is recorded on the financial statements for the MV Maunalei because conditions necessary to record either a liability or an asset have not been met. Also, in February 2005, Matson entered into a right of first refusal agreement with Aker, which provides that, after the MV Maunalei is delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party's proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price. Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount.

         Ships owned by Matson are described on page 4.

         As a complement to its fleet, Matson owns approximately 19,700 containers, 11,000 container chassis, 700 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2005 for vessels, equipment and systems totaled approximately $174 million.

         In July 2005 Matson entered into agreements with the United States Maritime Administration ("Marad") to manage three of Marad's ready reserve vessels. Two of the vessels are roll-on/roll-off vessels currently on reduced operating status and are based in Alameda, California. This contract is for four years with two three-year extensions possible. The third vessel is a break bulk vessel in full operating status with the U.S. Navy Military Sealift Command and is based in the Marianas. This contract is for one year with two one-year extensions possible. Matson will be responsible for keeping the ships in a constant state of readiness and crewing the ships when an activation call goes out.

         (3)      Terminals

         Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 417,500 containers in 2005 (compared with 423,300 in 2004). The facility can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators at ports on the island of Hawaii.

         SSA Terminals, LLC ("SSAT"), a joint venture of Matson and SSA Marine, Inc. ("SSA"), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company ("MSC"), OOCL, NYK Line and China Shipping. SSAT operates seven terminals: two in Seattle, three in Oakland/Richmond and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC ("SSAT
(LB)"), a joint venture shared equally between SSAT and MSC. The volume for the combined SSAT and SSAT (LB) operations during 2005 was 1.7 million lifts.

         Capital expenditures incurred by Matson Terminals in 2005 for terminals and equipment totaled approximately $743,000.

         (4)      Logistics and Other Services

         Matson Integrated Logistics, Inc. ("Matson Integrated Logistics"), a wholly-owned subsidiary of Matson, arranges rail, highway, air, ocean and other surface transportation and provides other third-party logistics services for North American shippers. Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers. Matson Integrated Logistics operates eight regional operating centers, has 28 sales offices, and operates through a network of agents throughout the U.S. mainland. Matson Integrated Logistics has expanded its business both through organic growth and acquisitions, and its revenue in 2005 reflected the acquisition of a Texas-based freight transportation management business at the end of 2004.

         (5)      Competition

         Matson's Hawaii Service and Guam Service have one major containership competitor that serves Long Beach, Oakland, Tacoma, Honolulu and Guam. In March 2005, one additional liner competitor entered the Hawaii trade focusing on the carriage of automobiles and large pieces of rolling stock such as trucks and busses. The new entrant has one specialized ship for the carriage of such cargo and provides service every two weeks between San Diego and certain Hawaiian islands. The new carrier had some adverse impact on Matson in 2005, but Matson was able to replace a substantial portion of the cargoes that shifted to the new carrier. Matson has also secured multi-

                        MATSON NAVIGATION COMPANY, INC.
                                 FLEET - 2/22/06
                                 ---------------

                                                                                             Usable Cargo Capacity
                                                                             ------------------------------------------------------
                                                                                      Containers                        Vehicles
                                      Year              Maximum   Maximum    --------------------------------------  --------------
                     Official Year   Recon-              Speed  Deadweight                         Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons)  20'   24'   40'  45'   Slots  TEUs (1)  Autos Trailers
-----------          -------- ----- -------- ---------- ------- -----------  ---   ---  ----- ---   ------ --------  ----- --------
Diesel-Powered Ships (2)
------------------------
R.J. PFEIFFER.......  979814  1992     --        713' 6"  23.0     27,100     48   171    988  --   300     2,229      --     --
MOKIHANA............  655397  1983     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MANULANI............ 1168529  2005     --        712'     23.0     29,517      4    --  1,294  --   300     2,592      --     --
MAHIMAHI............  653424  1982     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MANOA...............  651627  1982     --        860' 2"  23.0     30,187    182    --  1,340  --   408     2,824      --     --
MANUKAI............. 1141163  2003     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --
MAUNAWILI........... 1153166  2004     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --

Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720' 5 1/2"  22.5     26,308     --   210    779  --   300     1,626      44     --
MAUI................  591709  1978    1993   720' 5 1/2"  22.5     26,623     --   458    538  --   300     1,626      --     --
MATSONIA............  553090  1973    1987       760' 0"  21.5     22,501     50    94    771  --   201     1,712     450     56
LURLINE.............  549900  1973    2003       826' 6"  21.5     22,213      6    --    865  38   246     1,821     910     55
EWA (3).............  530140  1972    1978       787' 8"  21.0     38,747    286   276    681  --   228     1,979      --     --
CHIEF GADAO (3).....  530138  1971    1978       787' 8"  21.0     37,346    230   464    597  --   274     1,981      --     --
LIHUE...............  530137  1971    1978       787' 8"  21.0     38,656    286   276    681  --   188     1,979      --     --

Barges
------
WAIALEALE (4).......  978516  1991     --        345' 0"    --      5,621     --    --     --  --    35        --     230     45
ISLANDER (5)........  933804  1988     --        372' 0"    --      6,837     --   276     24  --    70       380      --     --
MAUNA LOA (5).......  676973  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --
HALEAKALA (5).......  676972  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships (2)
--------------------
R.J. PFEIFFER.......      --
MOKIHANA............      --
MANULANI............      --
MAHIMAHI............      --
MANOA...............      --
MANUKAI.............      --
MAUNAWILI...........      --

Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
EWA (3).............      --
CHIEF GADAO (3).....      --
LIHUE ..............      --

Barges
------
WAIALEALE (4).......      --
ISLANDER (5)........      --
MAUNA LOA (5).......   2,100
HALEAKALA (5).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) MAUNALEI is scheduled to be delivered in the third quarter of 2006.
(3) Scheduled to be scrapped in 2006.
(4) Roll-on/Roll-off Barge.
(5) Container Barge.

year commitments from several major automobile manufacturers ensuring its strong competitive position into the near future. The total Hawaii-Mainland auto carriage market is approximately 190,000 automobiles per year.

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

         Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Under its current schedule, Matson operates between 213 and 228 Hawaii westbound voyages per year, double the westbound voyages of its nearest competitor, and arranges additional voyages when cargo volumes require additional capacity. With the commencement of the China Service, the number of eastbound voyages will drop by one voyage each week to 161 to 176 for each year. This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

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

         In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, in 1995 Matson joined other businesses and organizations to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws, which regulate the transport of goods between U.S. ports. Repeal of the Jones Act would allow all foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

         Simultaneous with the phase-out of the APL Alliance, Matson commenced its China Long Beach Express Service on February 1, 2006. Matson provides weekly containership service between the ports of Shanghai and Ningbo and the port of Long Beach. Enroute to China, the ships carry cargo to the ports of Honolulu and Guam. Each ship continues to the ports of Ningbo and Shanghai and returns directly to Long Beach. Major competitors in the China Service include well-known international carriers such as Maersk, Cosco, Evergreen, Hanjin, APL, China Shipping, Hyundai, NYK Line and Yang Ming. Matson intends to compete by offering the fastest freight availability from Shanghai to Long Beach, providing fixed Sunday arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient U.S. flag ships and providing state-of-the-art technology and world-class customer service. Matson opened offices in Shanghai and Ningbo in October 2005, and has hired agents and has contracted with terminals in both locations.

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

         (7)      Rate Regulation

         Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index. Effective January 3, 2005, Matson increased its rates in its Hawaii Service by $100 per container and $25 per vehicle, for both westbound and eastbound, and its terminal handling charge by $40 per westbound container, $20 per eastbound container and $5 per vehicle. Effective August 28, 2005, Matson increased its rates in its Guam Service by $100 per container, $25 per vehicle and 5 percent on items rated per weight or measure, and its terminal handling charge by $40 per container, $5 per vehicle and 5 percent on items rated per weight or measure, both westbound and eastbound. Due to sustained increases in fuel costs, Matson increased its fuel surcharge in its Hawaii and Guam Services from 9.2 percent to 10.5 percent, effective April 18, 2005; to
11.5 percent, effective July 3, 2005; and to 13 percent, effective October 2, 2005. Matson's new China Service will be subject to the jurisdiction of the Federal Maritime Commission ("FMC"). No such zone of reasonableness applies under FMC regulation.

         B.       Real Estate

         (1)      General

         As of December 31, 2005, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 89,810 acres, consisting of approximately 89,580 acres in Hawaii and approximately 230 acres elsewhere, as follows:

                      Location                         No. of Acres
                      --------                         ------------

                      Maui ..........................     68,681
                      Kauai .........................     20,849
                      Oahu ..........................         38
                      Hawaii ........................         11
                      California ....................         80
                      Texas .........................         39
                      Washington ....................         13
                      Arizona .......................         45
                      Nevada ........................         21
                      Colorado ......................         17
                      Utah ..........................         15
                                                          ------
                        TOTAL .......................     89,809
                                                          ======

         As described more fully in the table below, the bulk of this acreage currently is used for agricultural and related activities, and includes pasture land, watershed land and conservation reserves. The balance is used or planned for development or other urban uses. An additional 2,909 acres on Maui and Kauai are leased from third parties, and approximately 1,000 acres on Kauai have been transferred to a joint venture, consisting of A&B and DMB Associates, Inc., an Arizona-based developer, for the development of a master-planned resort residential community. Such acreage is not included in the table above.

                      Current Use                                 No. of Acres
                      -----------                                 ------------

                          Hawaii
                      Fully entitled Urban (defined below) .......       632
                      Agricultural, pasture and miscellaneous ....    59,679
                      Watershed land/conservation ................    29,268

                          U.S. Mainland
                      Fully entitled Urban .......................       230
                                                                      ------

                              TOTAL ..............................    89,809
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

         The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing and mandatory fee sale of portions of the project.

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

         In January 2004, A&B commenced sales of 29 single-family homesites at Wailea's Golf Vistas subdivision. The last three lots closed in the first quarter of 2005.

         In 2005, two bulk parcels were sold to third parties, including MF-5 (8.4 acres) and the remaining 80% installment sale of MF-9 (30.2 acres). Including Wailea Golf Vistas, the two parcels mentioned in the preceding sentence, and two other parcels sold in 2004, a total of 70 acres have been sold. During 2005, A&B continued planning and design work on three parcels (30.3 acres), including MF-11 (10.6 acres), MF-19 (6.7 acres) and MF-7 (13 acres). MF-11 is planned to be developed into a three-acre business parcel and 12 single-family lots. The three-acre parcel is in escrow, and construction is expected to commence on the residential subdivision in mid-2006. Planning and design work continues on the MF-19 parcel, planned for nine half-acre estate lots, and on the MF-7 parcel, planned for 80 multi-family units. During 2005, A&B also proceeded with a joint venture development on MF-8 (Kai Malu), as described more fully below.

         (b) Kai Malu at Wailea. In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea, to be developed into 150 duplex units, averaging 1,800 square feet per unit. Marketing commenced in January 2005 on the first phase of 34 units and, by mid-2005, all 150 units were released for sale. Clearing and mass grading of the site commenced in June 2005 and was substantially completed in December 2005. Vertical home construction began in October 2005, with the first building pad poured in November 2005. Phase I closings are expected to commence in the fourth quarter of 2006.

         (c) Haliimaile Subdivision. A&B's application to rezone 63 acres and amend the community plan for the development of a 150- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005. The property is now fully entitled for development, and engineering design for the subdivision has commenced.

         (d) Kukui`ula. Kukui`ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`ula. The project will consist of approximately 1,200 high-end residential units. In July 2004, the Kauai County Council gave final zoning and visitor designation area approvals for the entire 1,000-acre project. In August 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project's future capital requirements. Kukui`ula's Visioning Center for sales and marketing was completed in March 2005, in time for the April commencement of the project's sales and marketing campaign. Offsite infrastructure construction commenced in June 2005, with the construction of the non-potable water system. Onsite infrastructure construction is expected to commence in the first quarter of 2006, with the construction of the Western Bypass Road, a major road serving the project.

         (e) Lanikea at Waikiki. Construction of the 100-unit Lanikea high-rise condominium was completed in August 2005. A 13,500-square-foot commercial-zoned parcel and 31 parking stalls in the Lanikea parking structure were sold in January 2005. The 100 units were closed in July and August 2005.

         (f) Hokua. Construction of the 247-unit high-rise luxury condominium project, a joint venture development with MK Management LLC, was completed in January 2006. The sale of all 247 units closed in January 2006.

         (g) Keola La`i. In August 2004, A&B acquired a 2.7-acre fee simple development site near Downtown Honolulu, Oahu, for the development of a high-rise condominium project, consisting of 352 units, with an average size of 970 square feet, located on 37 residential floors above a five-story parking garage. As required by the Hawaii Community Development Authority (HCDA), approximately 20 percent of the units have been designated for sale to buyers earning not more than 140 percent of the Honolulu median income. The Preliminary Condominium Public Report was obtained in July 2005, enabling sales and marketing to commence. In November 2005, the Contingent Final Public Report was issued, and in December 2005, registration with the Department of Housing and Urban Development (HUD) was completed, enabling sales contracts to be converted into binding contracts. Pre-construction foundation work commenced in December 2005, including testing of existing concrete piles. Construction is expected to commence in the first quarter of 2006, subject to certain pre-sale requirements.

         (h) Ka Milo at Mauna Lani. In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the joint venture, and is planned for 37 single-family units (averaging 2,330 square feet) and 100 duplex townhomes (averaging 2,040 square feet). In mid-2005, the project's civil and building plans were approved and construction permits were issued. Sales and marketing commenced in September 2005. Mass grading began in October 2005 and the project's onsite sales center opened in December 2005.

         (i) Kakaako Waterfront. In September 2005, A&B was selected by HCDA to be the developer of its Kakaako Waterfront project. The current version of A&B's proposal consists of approximately 150,000 square feet of new waterfront retail space, two 200-foot tall residential towers, containing approximately 625 condominium units (approximately 20 percent of the units to be designated for sale to buyers earning not more than 140 percent of the Honolulu median income), an amphitheater and other public amenities, and the operation of the Kewalo Basin marina. The project has generated community and political opposition. The project will be reviewed and possibly altered or terminated by the Hawaii State Legislature in the 2006 legislative session, and it is unclear whether this project will proceed after the Legislature's review.

         (j) Port Allen. This project covers 17 acres in Port Allen, Kauai, and is planned for 75 condominium units and 60 single-family homes. In May 2005, A&B commenced sales of the first two phases, consisting of 48 units. Final county subdivision approval is expected in the first quarter of 2006.

         (4)      Commercial Properties

         An important source of property revenue is the lease rental income A&B receives from its leased portfolio, currently consisting of approximately 5.1 million leasable square feet of commercial building space, ground leases on 280 acres for commercial use, and leases on 10,791 acres for agricultural/pasture use.

         (a)      Hawaii Commercial Properties

         A&B's Hawaii commercial properties portfolio consists primarily of nine retail centers, six office buildings and three industrial properties, comprising approximately 1.6 million square feet of leasable space. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai. The average occupancy for the Hawaii portfolio was 93 percent in 2005, compared to 90 percent in 2004. In February 2005, A&B acquired a four-acre parcel in Honolulu, which is ground leased to a retail store. In October 2005, A&B acquired Lanihau Shopping Center, an existing 88,200-square-foot retail center located in Kona on the island of Hawaii. Also in October 2005, A&B sold two downtown Honolulu office buildings, comprising 183,000 square feet of leasable space. In November 2005, A&B completed the development of Kunia Shopping Center, consisting of 60,500 square feet including in-line space and three pad sites.

         Following a fire in February 2005, which destroyed about half of the 100,000-square-foot Kahului Shopping Center, A&B prepared a conceptual master plan for the redevelopment of the 19-acre Kahului Shopping Center block. The plan calls for the creation of a traditional "town center," consisting of retail/office space and condominium units. A Special Management Area permit application is expected to be submitted to the Maui County in the first quarter of 2006.

         The primary Hawaii commercial properties are as follows:

                                                                                                  Leasable Area
Property                                      Location                   Type                       (sq. ft.)
--------                                      --------                   ----                       ---------

Maui Mall...............................    Kahului, Maui                Retail                       191,600
Mililani Shopping Center................    Mililani, Oahu               Retail                       180,300
Pacific Guardian Complex................    Honolulu, Oahu               Office                       142,200
Kaneohe Bay Shopping Center.............    Kaneohe, Oahu                Retail                       124,500
P&L Warehouse...........................    Kahului, Maui                Industrial                   104,100
Lanihau Shopping Center.................    Kona, Hawaii                 Retail                        88,200
Hawaii Business Park....................    Pearl City, Oahu             Industrial                    85,200
One Main Plaza..........................    Wailuku, Maui                Office                        82,000
Wakea Business Center...................    Kahului, Maui                Industrial/Retail             61,500
Kunia Shopping Center...................    Waipahu, Oahu                Retail                        60,500
Kahului Office Building.................    Kahului, Maui                Office                        56,700
Kahului Shopping Center.................    Kahului, Maui                Retail                        56,600
Napili Plaza............................    Napili, Maui                 Retail                        45,200
Fairway Shops at Kaanapali..............    Kaanapali, Maui              Retail                        34,600
Kahului Office Center...................    Kahului, Maui                Office                        32,800
Stangenwald Building....................    Honolulu, Oahu               Office                        27,100
Port Allen Marina Center ...............    Port Allen, Kauai            Retail                        23,500
Judd Building...........................    Honolulu, Oahu               Office                        20,200

         Several other commercial projects are being, or have been developed or acquired, on Maui and Oahu, including:

        (i) Triangle Square. Previous development at the 12-acre Triangle Square commercial project in Kahului, Maui includes two retail buildings, a BMW car dealership and three other improved commercial properties under long-term ground leases. In January 2004, Hawaii's first Krispy Kreme store opened for business on a 0.9-acre ground leased parcel. In January 2005, the Planning Commission approved the issuance of a County Special Management Area permit for a 6,500-square-foot build-to-suit Acura dealership on 1.1 acres and a 4,500-square-foot build-to-suit auto value center on 1.6 acres. Construction of both buildings is expected to be completed by the fourth quarter of 2006, completing the development of the entire Triangle Square project.

       (ii) Maui Business Park. Located in Kahului, Maui, the initial phase of Maui Business Park, developed between 1995 and 2000, consists of approximately
69.4 saleable acres, subdivided into 41 lots, having an average size of 23,700 square feet, and three bulk parcels. The property is zoned for light industrial/commercial uses.

         From 1995 through 1998, a total of 26.4 acres were sold, including 20.3 acres for the development of a 349,300-square-foot retail center, whose anchor tenants are Borders Books & Music, Lowe's, OfficeMax and Old Navy. From 1999 to 2003, a total of 35.6 acres were sold, including a 12.8-acre parcel to Home Depot, which completed a 135,000-square-foot store in May 2001, and a 14-acre parcel to Wal-Mart, which completed a 142,000-square-foot store in October 2001. In January 2005, the last three lots, comprising 1.8 acres, were sold.

         In May 2002, the Maui County Council approved the inclusion of approximately 179 acres in the Wailuku-Kahului Community Plan for the future expansion of Maui Business Park. In February 2004 and May 2005, the SLUC approved the reclassification of 172 acres to the Urban district. In April 2004, A&B filed a zoning change application with the County of Maui for the 179 acres. The zoning change application was recommended for approval by the Maui Planning Commission in May 2005 and has been forwarded to the County Council for final action.

      (iii) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres, developed between 1999 and 2002. The property was subdivided into 61 lots, having an average size of 29,100 square feet. In 2005, four additional lots were sold. In January 2006, one lot closed and the last two lots (0.7 acres) are in escrow.

       (iv) Kunia Shopping Center. In November 2002, A&B acquired a 4.6-acre, fee simple vacant parcel, zoned for retail use, located in Kunia, Central Oahu (near the Royal Kunia and Village Park residential communities). In 2005, the development of a 60,500-square-foot neighborhood retail center was completed, and the center's grand opening was held in November 2005. The center is 99 percent leased, including leases to Bank of Hawaii, Denny's, Jack-in-the-Box, Starbucks, Jamba Juice, T-Mobile, Baskin-Robbins, Cole Academy and Auntie Pasto's.

        (v) Alakea Corporate Tower. In March 2003, A&B acquired a Class A 31-story office building in Downtown Honolulu (since re-named Alakea Corporate Tower). The building contains approximately 158,300 square feet of office space, and was acquired with the intent of converting the building into, and selling, fee simple office condominium units. In October 2003, a Final Condominium Public Report was issued for the project, with eight floors closing in 2003, 17.5 closing in 2004 and the remaining 5.5 floors closing in the first quarter of 2005.

       (vi) Daiei Retail Parcel. In February 2005, A&B acquired the fee simple interest in a four-acre parcel located in Central Honolulu for $19.3 million. The property is ground leased until 2018 to a Japanese-owned company that operates a 105,000-square-foot retail store on the premises. The parcel is fully entitled for commercial and high-rise residential use.

      (vii) Lanihau Phase II. In October 2005, concurrent with the acquisition of the existing 88,200-square-foot Lanihau Shopping Center (Phase I), A&B assumed a ground lease on 23 acres of vacant land, immediately adjacent to the existing center, with an option to purchase the fee. Design, engineering and marketing work has commenced on plans for 238,000 square feet of new retail and office space.

         (b)      U.S. Mainland Commercial Properties

         On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code
Section 1031. In January 2005, A&B completed the sales of Ontario Pacific Business Centre, a 246,100-square-foot industrial property located in Ontario, California, and Northwest Business Center, an 87,000-square-foot industrial/flex building located in San Antonio, Texas. In June 2005, A&B acquired Deer Valley Financial Center, a 126,600-square-foot office building located in Phoenix, Arizona. A&B's Mainland portfolio currently includes approximately 3.5 million square feet of leasable area, comprising eight retail centers, five office buildings and six industrial properties, as follows:

                                                                                                 Leasable Area
Property                                      Location                    Type                      (sq. ft.)
--------                                      --------                    ----                   -------------
Ontario Distribution Center.............    Ontario, CA                   Industrial                898,400
Sparks Business Center..................    Sparks, NV                    Industrial                396,100
Centennial Plaza........................    Salt Lake City, UT            Industrial                244,000
Valley Freeway Corporate Park...........    Kent, WA                      Industrial                228,200
Boardwalk Shopping Center...............    Round Rock, TX                Retail                    184,600
San Pedro Plaza.........................    San Antonio, TX               Office                    171,800
2868 Prospect Park......................    Sacramento, CA                Office                    161,900
Arbor Park Shopping Center..............    San Antonio, TX               Retail                    139,500
Mesa South Shopping Center..............    Phoenix, AZ                   Retail                    133,700
Deer Valley Financial Center............    Phoenix, AZ                   Office                    126,600
San Jose Avenue Warehouse...............    City of Industry, CA          Industrial                126,000
Southbank II............................    Phoenix, AZ                   Office                    120,800
Village at Indian Wells.................    Indian Wells, CA              Retail                    104,600
2450 Venture Oaks.......................    Sacramento, CA                Office                     99,800
Broadlands Marketplace..................    Broomfield, CO                Retail                     97,900
Carefree Marketplace....................    Carefree, AZ                  Retail                     85,000
Marina Shores Shopping Center...........    Long Beach, CA                Retail                     67,700
Vista Controls Building.................    Valencia, CA                  Industrial/Office          51,100
Wilshire Center.........................    Greeley, CO                   Retail                     46,500

         A&B's Mainland commercial properties maintained an average occupancy rate of 95 percent in 2005, unchanged from 2004.

         In 2002, A&B expanded its development activities to Valencia, California, a fast growing region north of Los Angeles with favorable demographics and strong economic growth. A&B will continue its search for Mainland expansion opportunities in other growing markets. The following development projects have been secured to date in Valencia:

        (i) Westridge Executive Plaza. In 2004, a joint venture agreement with Westridge Executive Building, LLC completed the development of a 63,000-square-foot office building. By August 2005, the building was 98 percent leased. In November 2005, the building was sold by the joint venture.

       (ii) Crossroads Plaza. In June 2004, A&B signed a joint venture agreement with Intertex Hasley, LLC, to form Crossroads Plaza Development Partners, LLC, for the development of a 62,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land. The property was acquired in August 2004.

      (iii) Rye Canyon. In October 2004, a joint venture between A&B and Intertex Properties, LLC acquired a 5.4-acre commercial-zoned parcel for the development of an 82,000-square-foot office building. Prior to commencing development of the property, the joint venture sold the property, and the sale closed on January 25, 2006.

       (iv) Centre Pointe Marketplace. In April 2005, A&B signed a joint venture agreement with Intertex Centre Pointe Marketplace, LLC, and in the same month, the venture acquired a 10.2-acre parcel for the development of a 102,000-square-foot retail center. The parcel is located adjacent to a recently completed Sam's Club and a soon-to-be-completed Super Wal-Mart. Grading plans were submitted in December 2005 and permits are expected to be received in early 2006.

        (v) Bridgeport Marketplace. In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC, and in October 2005, the joint venture acquired 27.8 acres in Valencia. The development plans include the subdivision of the site to create a 5-acre parcel for dedication as a public park, a 7.3-acre parcel for sale to a church, which is scheduled to close in June 2006, and a 15.5-acre parcel for the development of a 126,000-square-foot retail center.

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

         HC&S is Hawaii's largest producer of raw sugar, having produced approximately 192,700 tons of raw sugar in 2005, or about 76 percent of the raw sugar produced in Hawaii for the year (compared with 198,800 tons, or about 77 percent in 2004). The decrease in production was primarily due to yield losses from a decline in cane age from drought, malicious fires, and leaf scald disease, as well as a decision to slow harvesting activities in 2005 to gain age on the crop in order to improve yields in 2006 and beyond. The intent of this decision is to increase prospective crop yields and sugar production. 2005 sugar production also was impacted by drought and disease, which began with the 2004 crop. Total Hawaii sugar production amounted to approximately 3 percent of total U.S. sugar production in 2005. HC&S harvested 16,639 acres of sugar cane in 2005 (compared with 16,890 in 2004). Yields averaged 11.6 tons of sugar per acre in 2005 (compared with 11.8 in 2004). As a by-product of sugar production, HC&S also produced approximately 57,100 tons of molasses in 2005 (compared with 65,100 in 2004).

         In 2005, approximately 18,900 tons of sugar (compared with 15,500 in 2004) produced by HC&S were specialty food-grade raw sugars for sale under HC&S's Maui Brand(R) trademark and to distributors that repackage the sugars under their own labels. A further expansion of the production facilities for these sugars is planned for 2007.

         During 2005, Kauai Coffee had approximately 3,100 acres of coffee trees under cultivation. The harvest of the 2005 coffee crop yielded approximately 1.8 million pounds of green coffee (the same as in 2004). Although production yield remained the same, 1.8 million pounds is considered a small crop. In addition to low yields, the mix of green coffee resulted in a higher percentage of commodity grade green beans and a lower percentage of specialty grade green beans. The low yield and unfavorable green bean mix may be attributable to poor plant nutrition, reduced orchard density and insect infestation.

         HC&S and McBryde Sugar Company, Limited ("McBryde"), a subsidiary of A&B on Kauai and the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies. HC&S's power is produced by burning bagasse (the residual fiber of the sugar cane plant), by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies' "avoided cost" of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. See "Energy" below for power production and sales data.

         (2)      Marketing of Sugar and Coffee

         Substantially all of the bulk raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), of which A&B divested its remaining equity position in 2005. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. HC&S markets its specialty food-grade raw sugars to food and beverage producers and to retail stores under its Maui Brand(R) label, and to distributors that repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

         Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2008. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2005 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") of Part II below.

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

         In 2005, the U.S. approved a trade pact with Central America and the Dominican Republic, known as the United States Free Trade Agreement ("CAFTA-DR"). In 2006, the first year of the agreement, additional sugar market access for participating countries will amount to about 1.2 percent of current U.S. sugar consumption (107,000 metric tons), growing to about 1.7 percent (151,000 metric tons) in its fifteenth year.

         U.S. domestic raw sugar prices remain volatile. The pricing situation continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below:

                            [CHART]

JAN-02  21.03
FEB     20.63
MAR     19.92
APR     19.64
MAY     19.52
JUN     19.82
JUL     20.86
AUG     20.92
SEP     21.65
OCT     22.05
NOV     22.22
DEC     21.94
JAN-03  21.62
FEB     21.67
MAR     22.14
APR     21.87
MAY     21.80
JUN     21.55
JUL     21.32
AUG     21.29
SEP     21.34
OCT     20.97
NOV     20.90
DEC     20.38
JAN-04  20.54
FEB     20.59
MAR     20.86
APR     20.86
MAY     20.69
JUN     19.96
JUL     20.15
AUG     20.09
SEP     20.47
OCT     20.31
NOV     20.41
DEC     20.54
JAN-05  20.57
FEB     20.21
MAR     20.54
APR     21.30
MAY     21.96
JUN     21.98
JUL     21.94
AUG     20.95
SEP     21.10
OCT     21.71
NOV     21.82
DEC     21.80

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

         (4)      Properties and Water

         The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres of land, including about 900 acres leased from the State of Hawaii, about 700 acres leased from the Department of Hawaiian Home Lands and 1,300 acres under lease from private parties. Approximately 34,900 acres are under cultivation, and the balance is leased to third parties, not suitable for cultivation, or used for plantation purposes, such as roads, reservoirs, ditches and plant sites.

         On Kauai, approximately 3,100 acres are under cultivation by Kauai Coffee.

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

         A&B owns 16,000 acres of watershed lands on Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 38,000 acres owned by the State of Hawaii on Maui, which over the years has supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending the conclusion of a contested case hearing before the Board on the request for the long-term lease, the Board has renewed the existing permits on a holdover basis. For further information regarding the contested case hearing, see "Legal Proceedings" below.

         D.       Employees and Labor Relations

         As of December 31, 2005, A&B and its subsidiaries had approximately 2,177 regular full-time employees. About 1,014 regular full-time employees were engaged in the food products segment, 1,050 were engaged in the transportation segment, 48 were engaged in the real estate segment, and the balance was in administration. Approximately 48 percent were covered by collective bargaining agreements with unions.

         At December 31, 2005, the active Matson fleet employed seagoing personnel in 285 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore. Approximately 22 percent of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

         Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

         Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. Matson's agreements with the Seafarer's International Union and shore-based units of the Sailors Union of the Pacific and the Marine Firemen's Union were renewed in mid-2005 without service interruption.

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

         During 2005, Matson contributed to multiemployer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson's determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 11 ("Employee Benefit Plans") to A&B's financial statements in Item 8 of Part II below.

         Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees will expire January 31, 2008. One of the collective bargaining agreements covering the two ILWU bargaining units at Kahului Trucking & Storage, Inc. was extended in 2003 and will expire June 30, 2008, and the other general agreement will expire March 31, 2006. There are two collective bargaining agreements with Kauai Commercial Company, Incorporated employees represented by the ILWU. The agreement covering the production unit employees was renegotiated in 2004 and will expire April 30, 2007. The agreement covering the clerical employees was renegotiated in 2005 and will expire April 30, 2007. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated and expires January 31, 2007.

         E.       Energy

         Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2005, Matson vessels used approximately 1.80 million barrels of residual fuel oil (compared with 1.87 million barrels in 2004).

         Residual fuel oil prices paid by Matson started in 2005 at $27.60 per barrel and ended the year at $48.06. The low for the year was $27.60 per barrel in January and the high was $59.63 in October. Sufficient fuel for Matson's requirements is expected to be available in 2006.

         As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and bio-diesel (recycled cooking and motor oil) to produce power during factory shutdown periods when bagasse is not being produced. In 2005, HC&S produced and sold, respectively, approximately 219,000 MWH and 96,300 MWH of electric power (compared with 209,000 MWH produced and 93,700 MWH sold in 2004). The increase in power sold was due to heavy precipitation throughout the summer of 2005, which increased hydroelectric power production and decreased irrigation pumping of well water. In addition, management made a concerted effort to increase power sales in order to take advantage of higher power prices and help offset increases in operating costs from petroleum-based products. HC&S's oil use decreased to approximately 10,800 barrels in 2005, from approximately 11,300 barrels used in 2004. Coal use for power generation increased to approximately 59,000 short tons, from approximately 52,000 short tons used in 2004.

         In 2005, McBryde produced approximately 35,200 MWH of hydroelectric power (compared with 36,500 MWH in 2004). Power sales in 2005 amounted to approximately 27,500 MWH (compared with 30,500 MWH in 2004). The decrease in power production and sales was due primarily to less rainfall in 2005, which decreased overall hydroelectric power generation and increased the necessity to use power for irrigation pumps.

         F.       Available Information

         A&B files reports with the Securities and Exchange Commission (the "SEC"). The reports and other information filed include: Forms 10-K, 10-Q, 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the "Exchange Act").
         The public may read and copy any materials A&B files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC. The address of that website is www.sec.gov.

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


ITEM 1A.  RISK FACTORS

         The business of A&B and its subsidiaries (collectively, the "Company") faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in the Company's filings with the SEC. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also impair its business operations. Any of these risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

An economic decline or decrease in market demand for the Company's services and products in Hawaii, the U.S. mainland or Asia may adversely affect the Company's operating results and financial condition.

         Adverse economic conditions or a decrease in market demand for the Company's services and products in Hawaii, the U.S. mainland or Asia may negatively impact the Company's results of operations and cash flows. A weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, or a decrease in market demand may adversely impact the level of freight volumes and real estate activity in Hawaii. A decline in the overall economy or market demand in the U.S. mainland may reduce the demand for goods from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes, the sale of Hawaii real estate to Mainland buyers, and the Hawaii real estate markets generally. A change in the cost of goods or currency exchange may decrease the freight volume from Asia to the United States.

The Company may face new or increased competition.

         The Company's transportation segment may face new competition by other established or start-up shipping operators that enter the Company's markets. The entry of a new competitor or the addition of ships by existing competition on any of the Company's routes could result in a significant increase in available shipping capacity that could have a material adverse effect on the Company's business. See also discussion under "Business and Properties - Transportation - Competition" above.

         The Company's real estate segment operates in highly competitive markets. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company. They compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties. Such competition could have an adverse effect on the Company's business.

The Company is subject to risks associated with entering into a foreign shipping market.

         In February 2006, Matson launched its Hawaii/Guam/China service. The Company has not operated in China before and has limited experience with operations outside of the United States. The Company is subject to risks associated with entering a foreign shipping market, which include:

         o challenges caused by language and cultural differences;
         o challenges in doing business with a foreign government and foreign companies;
         o difficulties in staffing and managing foreign operations;
         o legal and regulatory restrictions;
         o decreases in shipping rates;
         o competition with established shippers;
         o difficulties in building relationships with foreign businesses and establishing brand recognition;
         o currency exchange rate fluctuations;
         o political and economic instability; and
         o customary operational risks related to starting a new business.

         If some or any of these risk factors occur, the Company's future operating results may be adversely affected.

The Company's significant operating agreements and leases could be replaced.

         The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and could be replaced, thereby adversely affecting future revenue generation. For example, the Company's food products segment sells substantially all of its bulk raw sugar through the cooperative HS&TC, which has a supply contract with C&H Sugar Company, Inc., ending in December 2008. Replacement of this supply contract on less favorable terms to the Company may adversely affect the Company's sugar business.

Rising fuel prices may adversely affect the Company's profits.

         Fuel is a significant operating expense for the Company's shipping operations. The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company's control. Increases in the price of fuel may adversely affect the Company's results of operations. Rising fuel prices may also increase the cost of construction materials delivered to Hawaii, thus affecting the Company's development projects, as well as the cost of producing and transporting sugar. In addition, rising fuel prices may suppress economic activity generally.

Increases in interest rates may adversely affect the Company's profits.

         An increase in interest rates could reduce the demand for transportation of goods, real estate, coffee and sugar. Such reduction in demand could adversely affect the Company's profitability. An increase in interest rates may also increase the cost of financing to the Company. See also discussion regarding interest rates in Item 7A below.

Changes to federal, state or local law may adversely affect the Company's business.

         The Company is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, government administration of the U.S. sugar program, new environmental regulations relating to air quality initiatives at port locations, and cabotage laws. Changes to the laws and regulations governing the Company's business could adversely affect the Company's financial condition. For example, if the Jones Act were repealed or substantially amended, the Company's shipping business could be adversely affected.

The Company is subject to risks associated with real estate construction and development.

         The Company's development projects are subject to risks relating to the Company's ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

         o an inability to secure sufficient financing or insurance on favorable terms;
         o construction delays or cost overruns, either of which may increase project development costs;
         o an increase in commodity costs;
         o the discovery of hazardous or toxic substances, or other environmental problems;
         o an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
         o an inability to secure tenants necessary to support the project;
         o failure to achieve or sustain anticipated occupancy or sales levels; and
         o an inability to sell the Company's constructed inventory.

         If some or any of these risk factors occur, the Company may not achieve its projected returns on projects under development.

The unavailability of water for agricultural irrigation and to support real estate development could adversely affect the Company.

         It is crucial for the Company's real estate and food products segments to have access to reliable sources of water for the development of real estate projects and the irrigation of sugar cane and coffee, respectively. As further described in "Legal Proceedings" below, there are two administrative hearing processes challenging the Company's ability to divert water from streams in Maui. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar operations.

The Company is involved in joint ventures and is subject to risks associated with joint venture relationships.

         The Company is involved in joint venture relationships, especially in its real estate segment, and may initiate future joint venture projects as part of the Company's overall development strategy. A joint venture involves certain risks such as:

         o the Company may not have voting control over the joint venture;
         o the venture partner at any time may have economic or business interests that are inconsistent with the Company's; and
         o the venture partner could experience financial or other difficulties and be unable to fulfill its commitments.

Interruption or failure of the Company's information technology and communications systems could impair the Company's ability to effectively provide its shipping and logistics services, which could damage the Company's reputation and harm its operating results.

         The Company, especially its transportation segment, is highly dependent on information technology systems. These dependencies primarily include accounting, billing, disbursement, cargo booking, vessel scheduling and stowage, customer service, banking, payroll and employee communication systems. All of these systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company may experience brief or extended failures caused by the occurrence of a natural disaster, or other unanticipated problems at the Company's facilities. Any failure of the Company's systems could result in interruptions in its service, reducing its revenue and profits and damaging its reputation.

A decline in raw sugar prices will adversely affect the Company's business.

         The business and results of operations of the Company's food products segment are substantially affected by market factors, principally the domestic and international prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops, weather conditions, and United States farm and trade policies. If the price for raw cane sugar were to drop, the Company's food products segment may be adversely affected. See also discussion under "Business and Properties - Food Products - Competition and Sugar Legislation" above.

The Company is subject to risks associated with raw sugar and coffee production.

         The Company's raw sugar and coffee production are subject to risks, which include:

         o weather;
         o disease;
         o water availability (see risk factor above regarding unavailability of water); and
         o equipment failures in factory or power plant.

         If some or any of these risk factors occur, the Company's food products segment may be adversely affected.

Work stoppages or other labor disruptions by the Company's unionized employees may adversely affect the Company's operations.

         As of December 31, 2005, the Company had approximately 2,177 regular full-time employees, of which approximately 48 percent were covered by collective bargaining agreements with unions. The Company's transportation and food products segments may be adversely affected by employee action against efforts by its management or the management of other companies in its industry to control labor costs, restrain wage increases or modify work practices. In addition, in the future, the Company may not be able to negotiate, on terms and conditions favorable to it, renewals of its collective bargaining agreements with unions in its industry and strikes and disruptions may occur as a result of its failure or the failure of other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

The loss of or damage to key vendor and customer relationships may adversely affect the Company's business.

         The Company's business is dependent on its relationships with key vendors and customers. The ocean transportation business relies on its relationships with freight forwarders, and large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies are important in the Company's intermodal business. For the food products segment, its relationship with C&H Sugar Company affects the Company's sale of raw sugar. The loss of or damage to any of these key relationships may affect the Company's business adversely.

Earnings on pension assets, or a change in pension law and on key assumptions, may adversely affect the Company's financial performance.

         The amount of the Company's employee retirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, or lower returns on plan assets, may adversely affect the Company's results and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect the Company's single-employer and multiemployer pension plans and plan funding.

The Company is subject to, and may in the future be subject to, disputes, or legal or other proceedings, that could have a material adverse effect on the Company.

         The nature of the Company's business exposes it to the potential for disputes, or legal or other proceedings, from time to time relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. In addition, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings from time to time. These disputes, individually or collectively, could harm the Company's business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by the Company, or result in significant changes to Matson's tariffs, rates, rules and practices in dealing with its customers, all of which could have a material adverse effect on the Company's future revenue and profitability. For a description of significant legal proceedings involving the Company, see "Legal Proceedings" below.

The Company is susceptible to weather and natural disasters.

         The Company's transportation operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons, tsunamis and earthquakes. Such events will interfere with the Company's ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company's terminal operations, and may cause serious damage to its vessels, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees.

         For the real estate segment, the occurrence of natural disasters, such as hurricanes, tsunamis, floods, fires and unusually heavy or prolonged rain, could have a material adverse effect on its ability to develop and sell properties or realize income from its projects. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, the Company's properties.

         For the food products segment, drought, greater than normal rainfall, hurricanes or agricultural pestilence may have an adverse effect on the sugar and coffee planting, harvesting and production.

         Weather and natural disasters could trigger an economic downturn, which may lead to lower demand for shipping or real estate.

War, terrorist attacks and other acts of violence may adversely impact the Company's operations and profitability.

         War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability of tourists to get to Hawaii, thereby adversely affecting the Company. Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company's shipping operations, or may cause the U.S. government to take control of Matson's vessels for military operation. Any of these occurrences could have a significant adverse impact on the Company's revenues, costs and operating results.

Loss of the Company's key personnel could adversely affect its business.

         The Company's future success will depend, in significant part, upon the continued services of its key personnel, including its senior management. The loss of the services of key personnel could adversely affect its future operating results because of such employee's experience and knowledge of its business and customer relationships. If key employees depart, the Company may have to incur significant costs to replace them and its ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not expect to maintain key person insurance on any of its key personnel.

If the Company is not in compliance with relevant laws and regulations, such as continuing to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, it could have an adverse effect on the Company's financial results or the market price of the Company's stock.

         The Company will continue its ongoing process of addressing all compliance matters. If the Company is not in compliance for any reason with all relevant laws and regulations, such as maintaining effective internal controls over financial reporting, the Company's financial results or the market price of the Company's stock could be adversely affected, and the Company may be subject to penalties and sanctions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 3.  LEGAL PROCEEDINGS

         See "Business and Properties - Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

         On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board (the "Board"), alleging that Sea-Land Services, Inc., APL and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. In 2002, APL was dismissed as a defendant based on the statute of limitations. On April 23, 2002, the parties filed initial briefs addressing the appropriate rate reasonableness methodology to be applied. The parties filed reply briefs on June 17, 2002. The Board heard oral argument on November 16, 2005.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX." As of February 6, 2006, there were 3,609 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

         A summary of daily stock transactions is listed in the Nasdaq National Market Issues section of major newspapers. Trading volume averaged 298,182 shares a day in 2005, compared with 220,300 shares a day in 2004 and 155,900 in 2003.

         The quarterly high and low sales prices and closing prices, as reported by The Nasdaq Stock Market, and cash dividends paid per share of common stock, for 2005 and 2004, were as follows:

                                                      Market Price
                            Dividends     -----------------------------------
                               Paid        High            Low         Close
                               ----        ----            ---         -----

   2005
   ----
   First Quarter             $ 0.225      $ 47.14        $ 40.78       $ 41.20
   Second Quarter            $ 0.225      $ 46.82        $ 36.82       $ 46.35
   Third Quarter             $ 0.225      $ 56.10        $ 46.12       $ 53.24
   Fourth Quarter            $ 0.225      $ 55.50        $ 45.48       $ 54.24

   2004
   ----
   First Quarter             $ 0.225      $ 35.14        $ 31.41       $ 32.96
   Second Quarter            $ 0.225      $ 34.97        $ 29.05       $ 33.45
   Third Quarter             $ 0.225      $ 34.24        $ 30.15       $ 33.94
   Fourth Quarter            $ 0.225      $ 44.74        $ 33.27       $ 42.42

         Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends each year since 1903. The most recent increase in the quarterly dividend rate was effective the first quarter of 1998, from 22 cents per share to 22.5 cents. In 2005, dividend payments to shareholders totaled $39.4 million, which was 31 percent of reported net income for the year. The following dividend schedule for 2006 has been set, subject to final approval by the Board of
Directors:

 Quarterly Dividend     Declaration Date       Record Date        Payment Date
 ------------------     ----------------       -----------        ------------

     First                January 26           February 17             March 2
     Second                 April 27                May 11              June 1
     Third                   June 22              August 3         September 7
     Fourth               October 26            November 9          December 7

         A&B common stock is included in the Dow Jones U.S. Transportation Average, the Dow Jones U.S. 65 Stock Composite, the Dow Jones U.S. Industrial Transportation Index, the Dow Jones Marine Transportation Index, the S&P MidCap 400, the Russell 1000 Index and the Russell 3000 Index.

         There were no shares of A&B common stock repurchased by the Company during 2005 or 2003. During 2004, A&B repurchased 76,200 shares of its stock for an average price of $29.95 per share. A&B's Board of Directors has authorized A&B to repurchase up to two million shares of its common stock.

         During 2005, 14,142 shares were returned to the Company in connection with the exercise of options to purchase shares of the Company's stock. The fair value averaged $43.79 per share. None of these shares were returned to the Company during the fourth quarter.

         The Company has share ownership guidelines for non-employee Directors. At present, all Directors own A&B stock, and it is expected that each Director will meet the guidelines within the specified five-year period. Stock ownership guidelines also are in place for senior executives of the Company.

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

         Securities authorized for issuance under equity compensation plans as of December 31, 2005, included:


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

                                           (a)                           (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans               1,486,135                       $31.16                     1,793,954*
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    --                            --                          146,653**
----------------------------------------------------------------------------------------------------------------------
Total                                   1,486,135                       $31.16                     1,940,607
----------------------------------------------------------------------------------------------------------------------

      * Under the 1998 Plan, 1,558,048 shares may be issued either as restricted stock grants or option grants.

     ** A&B has two compensation plans under which its stock is authorized for issuance and that were adopted without the approval of its security holders. (1) Under A&B's Non-Employee Director Stock Retainer Plan, each outside Director is issued a stock retainer of 300 A&B shares after each year of service on A&B's Board of Directors. Those 300 shares vest immediately and are free and clear of any restrictions. These shares are issued in January of the year following the year of the Director's service to A&B. Directors that retire during the year may be awarded a prorated number of shares based on the time served.
         (2) Under A&B's Restricted Stock Bonus Plan, the Compensation Committee identifies the executive officers and other key employees who participate in one- and three-year performance improvement incentive plans and formulates performance goals to be achieved for the plan cycles. At the end of each plan cycle, results are compared with goals, and awards are made accordingly. Participants may elect to receive awards entirely in cash or up to 50 percent in shares of A&B stock and the remainder in cash. If a participant elects to receive a portion of the award in stock, an additional 50 percent stock bonus may be awarded. In general, shares issued under the Restricted Stock Bonus Plan may not be traded for three years following the award date; special vesting provisions apply for the death, termination or retirement of a participant.

         Of the 146,653 shares that were available for future issuance, 5,575 shares were available for future issuance under the Non-Employee Director Stock Retainer Plan and 141,078 shares were available for issuance under the Restricted Stock Bonus Plan.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (dollars and shares in millions, except per-share amounts):


                                                  2005            2004             2003             2002           2001
                                                  ----            ----             ----             ----           ----

Revenue:
   Transportation:
       Ocean transportation                     $    878.3      $    850.1       $    776.3      $    686.9     $    682.3
       Logistics services                            431.6           376.9            237.7           195.1          122.0
   Real Estate:
       Leasing                                        89.7            83.8             80.3            73.1           70.7
       Sales                                         148.9            82.3             63.8            93.0           89.2
       Less amounts reported in discontinued
            operations(1)                            (56.5)          (10.3)           (47.3)          (81.6)         (19.6)
   Food Products                                     123.2           112.8            112.9           112.7          106.0
   Reconciling Items(7)                               (8.4)           (6.5)             --              --              --
                                                ----------      ----------       ---------       ---------      ----------
           Total revenue                        $  1,606.8      $  1,489.1       $  1,223.7      $  1,079.2     $  1,050.6
                                                ==========      ==========       ==========      ==========     ==========

Operating Profit:
   Transportation:
       Ocean transportation                     $    128.0      $    108.3       $     93.2      $     42.4     $     60.7
       Logistics services                             14.4             8.9              4.3             3.1            1.6
   Real Estate:
       Leasing                                        43.7            38.8             37.0            32.9           34.1
       Sales                                          44.1            34.6             23.9            19.4           17.9
       Less amounts reported in discontinued
            operations(1)                            (16.5)           (5.0)           (22.3)          (22.8)          (9.9)
   Food Products                                      11.2             4.8              5.1            13.8            5.7
                                                ----------      ----------       ----------      ----------     ----------
           Total operating profit                    224.9           190.4            141.2            88.8          110.1
   Write-down of long-lived assets(2)                 (2.3)            --              (7.7)            --           (28.6)
   Gain on sale of investment(3)                       --              --               --              --           125.5
   Dividends and other                                 --              --               --              --             2.1
   Interest expense, net(8)                          (13.3)          (12.7)           (11.6)          (11.6)         (18.6)
   General corporate expenses                        (24.1)          (20.3)           (15.2)          (13.2)         (13.2)
                                                ----------      ----------       ----------      ----------     ----------
           Income from continuing operations
           before income taxes                       185.2           157.4            106.7            64.0          177.3
   Income taxes                                      (69.4)          (59.8)           (39.2)          (20.1)         (63.7)
                                                ----------      ----------       ----------      ----------     ----------
   Income from continuing operations            $    115.8      $     97.6       $     67.5      $     43.9     $    113.6
                                                ==========      ==========       ==========      ==========     ==========

Identifiable Assets:
   Transportation(5)                            $  1,183.3      $    953.4       $    981.9      $    880.1     $    888.2
   Real Estate(6)                                    705.9           661.0            612.8           500.3          476.1
   Food Products                                     159.0           152.8            154.4           163.4          153.3
   Other                                              22.7            11.0             10.5             8.9           26.8
                                                ----------      ----------       ----------      ----------     ----------
           Total assets                         $  2,070.9      $  1,778.2       $  1,759.6      $  1,552.7     $  1,544.4
                                                ==========      ==========       ==========      ==========     ==========

Capital Additions:
  Transportation(5)                             $    175.2      $    128.7       $    133.4      $     10.5     $     59.7
   Real Estate(4), (6)                                79.0            10.9            107.7            83.7           72.0
   Food Products                                      13.0            10.2             12.6             9.9            9.4
   Other                                               1.4             1.4              1.7             0.9            0.3
                                                ----------      ----------       ----------      ----------     ----------
           Total capital additions              $    268.6      $    151.2       $    255.4      $    105.0     $    141.4
                                                ==========      ==========       ==========      ==========     ==========

Depreciation and Amortization:
   Transportation(5)                            $     60.9      $     58.0       $     51.9      $     51.0     $     55.4
   Real Estate(1), (6)                                12.5            12.3             11.3             9.1            7.8
   Food Products                                       9.4             9.0              8.2             8.5            9.1
   Other                                               0.5             0.4              0.3             0.4            0.5
                                                ----------      ----------       ----------      ----------     ----------
           Total depreciation and
           amortization                         $     83.3      $     79.7       $     71.7      $     69.0     $     72.8
                                                ==========      ==========       ==========      ==========     ==========


                                                  2005            2004             2003            2002           2001
                                                  ----            ----             ----            ----           ----

Earnings per share:
  From continuing operations before
  discontinued operations:
           Basic                                $    2.66       $    2.29        $    1.62       $    1.07      $    2.80
           Diluted                              $    2.63       $    2.26        $    1.61       $    1.06      $    2.79
  Net Income:
           Basic                                $    2.89       $    2.37        $    1.95       $    1.42      $    2.73
           Diluted                              $    2.86       $    2.33        $    1.94       $    1.41      $    2.72

Return on beginning equity                          13.9%           12.4%            11.2%            8.2%          15.9%
Cash dividends per share                        $    0.90       $    0.90        $    0.90       $    0.90      $    0.90

At Year End
  Shareholders of record                            3,628           3,792            3,959           4,107          4,252
  Shares outstanding                                 44.0            43.3             42.2            41.3           40.5
  Long-term debt - non-current                  $     296       $     214        $     330       $     248      $     207


(1) Prior year amounts restated for amounts treated as discontinued operations.

(2) The 2005, 2003 and 2001 write-downs were for an "other than temporary" impairment in the Company's investment in C&H. The Company's investment in C&H was sold on August 9, 2005 at the then approximate carrying value.

(3) In 2001, the Company sold its holdings in BancWest, realizing a gain of approximately $125.5 million.

(4) Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.

(5) Includes both Ocean Transportation and Logistics Services. Assets for Logistics Services comprise less than one percent of the total assets for the transportation industry.

(6) Includes Leasing, Sales and Development activities. Assets that are leased to third parties comprised approximately 66 percent of the 2005 year-end real estate assets. These assets are not broken out separately since gains or losses resulting from the sales of leased property are included with the sales of property development for segment reporting rather than reported with the leasing segment. The free cash flow from operations for the leasing segment, before subtracting capital expenditures and after adding back depreciation, was approximately $47 million for 2005. This non-GAAP measure is commonly used in evaluating the performance and understanding the operations of businesses that invest in real estate. It is sometimes used as a percentage of assets under management to evaluate the performance of an income-earning real estate portfolio.

(7) Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes. Amounts for 2001 - 2003 were not material.

(8) Includes Ocean Transportation interest expense of $9.6 million for 2005, $5.7 million for 2004, $2.6 million for 2003, $2.4 million for 2002, and $5.1 million for 2001. Substantially all other interest expense was at the parent company.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2006 or future years. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of "Risk Factors" of this Form 10-K, which section is incorporated herein by reference.

CONSOLIDATED RESULTS OF OPERATIONS

--------------------------------------------------------------------------------------------------
(dollars in millions, except per-share amounts)      2005            2004            2003
--------------------------------------------------------------------------------------------------
Operating Revenue                                  $   1,607       $  1,489        $  1,224
Operating Costs and Expenses                       $   1,422       $  1,326        $  1,109
Other Income and (Expenses)                        $      --       $     (6)       $     (8)
Income Taxes                                       $      69       $     59        $     40
Net Income                                         $     126       $    101        $     81
Other Comprehensive Income (Loss)                  $       2       $     (1)       $     19
--------------------------------------------------------------------------------------------------
Basic Earnings Per Share                           $    2.89       $   2.37        $   1.95
--------------------------------------------------------------------------------------------------


         Operating Revenue for 2005 increased $118 million, or 8 percent, compared with 2004. The increase was due principally to $55 million growth in Matson Integrated Logistics revenue, $27 million higher revenue for ocean transportation, $17 million in higher revenue from real estate sales (after subtracting revenue from discontinued operations), $10 million from higher revenue in food products and $9 million higher revenue from real estate leasing (after subtracting leasing revenue from assets classified as discontinued operations). The reasons for revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

         Operating Revenue for 2004 increased $265 million, or 22 percent, compared with 2003. Logistics services contributed $139 million to the increase due to a late 2003 business acquisition and top-line business growth. Ocean transportation contributed $70 million of the increase due principally to increased volumes and rate actions. Property sales contributed $54 million. Property leasing and food products revenue were comparable to 2003. The property leasing and property sales revenue included in the Consolidated Statements of Income are stated after subtracting discontinued operations.

         Because the Company regularly develops and sells income-producing real estate, the revenue trends for these two segments are best understood before subtracting discontinued operations. This analysis is provided in the Analysis of Operating Revenue and Profit below.

         Operating Costs and Expenses for 2005 increased by $96 million, or 7 percent, compared with 2004. Costs of logistics services increased $45 million due to business growth. Cost of transportation services increased by $5 million due to higher terminal and vessel operating costs (both of which were due to higher volume), and start up costs for the China Long Beach Express Service. Costs of property sales and leasing services, after removing discontinued operations, increased $27 million due to property sales and routine operating and maintenance costs. Cost of agricultural goods and services increased $5 million compared with 2004 due mostly to higher personnel, fuel and fertilizer costs. Selling, General and Administrative costs increased by $12 million due to higher depreciation, amortization of leasehold improvements, professional service fees, employee benefit costs, salaries and wages and charitable contributions, partially offset by lower Sarbanes-Oxley Act internal compliance costs.

         Operating Costs and Expenses for 2004 increased by $217 million, or 20 percent, compared with 2003. Costs of logistics services increased $130 million due to business growth. Cost of transportation services increased by $67 million due to higher terminal and vessel operating costs (both of which were due to higher volume), a 2003 $17 million pension settlement gain, an accrual in 2003 for the settlement of a claim with the State of Hawaii and improved performance of joint ventures. Costs of property sales and leasing services, after removing discontinued operations, increased $27 million due to property sales and routine operating and maintenance costs. Cost of agricultural goods and services declined $3 million compared with 2003. Selling, General and Administrative costs increased by $4 million due to consulting costs for Sarbanes-Oxley section 404 readiness, audit fees, increased accruals for incentive plans, and higher non-qualified benefit plans expenses.

         Operating costs for 2005 and 2003 included impairment losses of $2 million and $8 million, respectively, of the carrying value of the Company's investment in C&H Sugar Company, Inc. ("C&H"). The 2005 impairment loss was in connection with the ultimate disposition of the Company's investment in C&H on August 9, 2005.

         Additional information about business- and segment-specific year-to-year fluctuations is included under the caption Analysis of Operating Revenue and Profit and is intended to supplement the discussion of consolidated operations.

         Other Income and Expenses is comprised of a $5 million gain from an insurance settlement following a fire earlier in the year at the Kahului Shopping Center on Maui, equity in earnings of real estate joint ventures, interest revenue and interest expense. Interest expense of $13 million for 2005 was comparable to 2004. 2004 interest expense of $13 million was $1 million higher than in 2003, due principally to lower balances of low-interest debt.

         Income Taxes were higher for 2005 compared with 2004 due primarily to higher pre-tax income, partially offset by a lower effective tax rate of 37.5 percent versus 38 percent for 2004. Income taxes were higher for 2004 compared with 2003 due primarily to higher pre-tax income and a higher effective tax rate of 38 percent versus 37 percent for 2003.

         Other Comprehensive Income or Loss for 2005, 2004 and 2003 comprised the minimum pension liability adjustments (Note 11 in Part II Item 8 of this Form 10-K) and, for 2004 and 2003, the change in fair value of a treasury lock agreement (Note 9 in Part II Item 8 of this Form 10-K).

ANALYSIS OF OPERATING REVENUE AND PROFIT

         Detailed information related to the operations and financial performance of the Company's Industry Segments is included in Note 15 in Part II
Item 8 and in Part II Item 6 of this Form 10-K. The following information should be read in relation to information contained in that information.

Transportation Industry

Ocean Transportation; 2005 compared with 2004
---------------------------------------------


------------------------------------------------------------------------------
(dollars in millions)             2005             2004         Change
------------------------------------------------------------------------------
Revenue                         $   878.3        $   850.1           3%
Operating profit                $   128.0        $   108.3          18%
------------------------------------------------------------------------------
Volume (units)
Hawaii containers                 175,800          169,600           4%
Hawaii automobiles                148,100          157,000          -6%
Guam containers                    16,600           17,200          -3%
------------------------------------------------------------------------------

         Ocean Transportation revenue of $878.3 million for 2005 was 3 percent higher than the $850.1 million reported in 2004. Of this increase, $17.6 million was due to increases in the fuel surcharge, $13.6 million was due to higher Hawaii container and conventional volumes offset partially by lower automobile volume, and $8.4 million was due to yields and cargo mix in all services. Charter and other revenue was $12.9 million lower than in 2004 as a result of less U.S. Government business and fewer charter opportunities. The fuel surcharge mitigates the effects of fluctuating fuel costs and is adjusted quarterly. 2005 revenue was also affected adversely by a 52-week operating year versus 53 weeks in 2004 and by competitive effects on both volume and rates.

         For 2005 compared with 2004, Hawaii Service container volume was 4 percent higher and automobile volume was 6 percent lower. Container volume increase was principally the result of stabilized growth in the Hawaii economy, in turn, fueled by tourism and construction. Guam container volume was 3 percent below 2004 due to normal business fluctuations. The lower automobile volume was the result of unusually high shipments from automobile manufacturers to renew rental car fleets in late 2004 and increased competition. The lower automobile volume, however, did not materially affect operating profit adversely for the year because the incremental vehicles would have been carried in containers, a method of shipment that is not cost-efficient for rolling stock. The greater competitive effect of lower automobile volume on Matson's earnings was a lowering of certain cargo rates.

         Operating profit of $128 million for 2005 was $19.7 million greater than the $108.3 million reported for 2004. This was primarily the result of $12.4 million higher equity in earnings of SSAT, $9.2 million from favorable yields and mix in all services, $7.9 million from higher container, and conventional volume, and $3 million from lower vessel and overhead operating costs partially offset by $6.7 million of higher outside transportation costs and $4 million lower operating profit from vessel charters and other business. Sea Star Line LLC contributed $2.1 million to last year's operating profit; Matson's minority interest in that investment was sold in August 2004.

Ocean Transportation; 2004 compared with 2003
---------------------------------------------


---------------------------------------------------------------------------------
(dollars in millions)               2004            2003            Change
---------------------------------------------------------------------------------
Revenue                           $   850.1       $   776.3           10%
Operating profit                  $   108.3       $    93.2           16%
---------------------------------------------------------------------------------
Volume (units)
Hawaii containers                   169,600         162,400            4%
Hawaii automobiles                  157,000         145,200            8%
Guam containers                      17,200          17,800           -3%
---------------------------------------------------------------------------------

         Ocean Transportation revenue of $850.1 million for 2004 was 10 percent higher than the $776.3 million reported in 2003. Of this increase, $28.2 million was due to higher container and automobile volume, $27.9 million was due to improved yields and rate actions, $12.6 million was to mitigate increased fuel costs through a bunker fuel surcharge, and the remaining $5.1 million was due to purchased transportation services, vessel charters and other factors. To mitigate the effects of fluctuating fuel costs, Matson charges a fuel surcharge.

         For 2004, Hawaii Service container volume was 4 percent higher than in 2003 and automobile volume was 8 percent higher, both reflecting higher market growth due, in part, to the improving Hawaii economy. Automobile volume increases also reflect rental fleet replacements in 2004. Guam container volume was 3 percent below 2003 volume due to the fall-off of cargo from Typhoon Pongsona recovery efforts.

         Operating profit of $108.3 million for 2004 was $15.1 million greater than the $93.2 million reported for 2003 reflecting principally $42.7 million of favorable revenue yields, cargo mix, higher cargo volume and vessel charters, the non-recurrence of a 2003 expense of $4.7 million to settle an excise tax issue with the State of Hawaii, $3.7 million of lower overhead costs and $2.6 million of higher returns from joint ventures. These favorable factors were partially offset by $24.6 million of higher vessel operating costs due principally to the addition, in the second half of 2004, of two vessels in the Hawaii Service to accommodate the higher volume and to ensure customer shipping needs were met during recent Southern California terminal labor shortages, $7.9 million for net benefit plan expenses (mostly due to the non-recurrence of a 2003 pension settlement gain), and $6.1 million of outside transportation and other costs.

Logistics Services; 2005 compared with 2004
-------------------------------------------


-------------------------------------------------------------------------------
(dollars in millions)              2005            2004          Change
-------------------------------------------------------------------------------
Revenue                          $   431.6       $   376.9         15%
Operating profit                 $    14.4       $     8.9         62%
-------------------------------------------------------------------------------

         Matson Integrated Logistics, Inc. ("MIL") provides intermodal marketing and truck brokerage services throughout North America. Revenue increased 15 percent for 2005 compared to 2004, due to improvements in the mix of business, rates and a 20 percent increase in highway volume, partially offset by a 6 percent decline in domestic and international volumes. The increase in highway volume was principally due to market shifts, the late 2004 business acquisition and organic growth. In December 2004, MIL acquired certain assets, obligations and contracts of a Texas-based business that provides truck and rail brokerage services.

         MIL's operating profit increased by 62 percent compared to 2004 due to higher yields and overall increased volumes partially offset by higher personnel costs and other overhead.

Logistics Services; 2004 compared with 2003
-------------------------------------------


-------------------------------------------------------------------------------
(dollars in millions)             2004             2003          Change
-------------------------------------------------------------------------------
Revenue                         $   376.9        $   237.7         59%
Operating profit                $     8.9        $     4.3        2.1x
-------------------------------------------------------------------------------

         Revenue was $376.9 million for 2004, compared with $237.7 million in 2003. Operating profit was $8.9 million for 2004, compared with $4.3 million earned in 2003. The 2004 revenue and operating profit growth were primarily the result of a late-2003 business acquisition and new revenue due to continuing business growth. In December 2003, MIL acquired the assets and the operating contracts of an Ohio-based business that provides truck brokerage services.

         The revenue for MIL includes the total amount billed to customers for transportation services. The primary costs of the business include purchased transportation for that cargo. As a result, the operating profit margins for this business are consistently lower than for other A&B businesses. The primary operating profit and investment risks in the intermodal business are the quality of receivables and the costs of purchased transportation, both of which are monitored closely by management.

Real Estate Industry

Leasing; 2005 compared with 2004
--------------------------------


---------------------------------------------------------------------------------
(dollars in millions)                  2005           2004         Change
---------------------------------------------------------------------------------
Revenue                               $  89.7        $  83.8           7%
Operating profit                      $  43.7        $  38.8          13%
---------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                               95%            95%           --
   Hawaii                                 93%            90%           3%
---------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                               3.5            3.7          -5%
   Hawaii                                 1.6            1.7          -6%
---------------------------------------------------------------------------------

         Revenue for 2005, before subtracting amounts treated as discontinued operations, of $89.7 million was 7 percent higher than the $83.8 million reported in 2004. Operating profit, also before subtracting discontinued operations, was $43.7 million for 2005, or 13 percent higher than the $38.8 million earned in 2004. The higher operating profit was due primarily to 2005 property acquisitions as well as higher rental rates and improved Hawaii occupancies. Hawaii occupancy increased, principally due to tenancy increases in retail and office properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Mainland occupancy remained unchanged from 2004. In 2005, two Mainland properties and two Hawaii office buildings were sold and a Mainland property, the Lanihau Shopping Center in Kona on the island of Hawaii and a retail property in Honolulu were acquired. The Kunia Shopping Center development on Oahu was completed in 2005.

         The real estate leasing portfolio earnings were comprised of 23 percent for office property, 37 percent for retail property, 19 percent for industrial property and 21 percent for other property, principally ground leases.

Leasing; 2004 compared with 2003
--------------------------------


--------------------------------------------------------------------------------
(dollars in millions)                 2004          2003          Change
--------------------------------------------------------------------------------
Revenue                               $  83.8       $  80.3          4%
Operating profit                      $  38.8       $  37.0          5%
--------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                               95%           93%          2%
   Hawaii                                 90%           90%          --
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                               3.7           3.7          --
   Hawaii                                 1.7           1.7          --
--------------------------------------------------------------------------------

         Revenue, before subtracting amounts treated as discontinued operations, was $83.8 million for 2004, or 4 percent higher than the $80.3 million reported in 2003. Operating profit, also before subtracting discontinued operations, was $38.8 million for 2004, or 5 percent higher than the $37 million earned in 2003. The higher operating profit was due primarily to 2004 property acquisitions, the full year effect of 2003 property purchases, higher rental rates and improved mainland occupancies. Mainland occupancy increased, due principally to tenancy increases in retail properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Hawaii occupancy remained unchanged from 2003. The composition of the leased portfolio remained relatively stable during 2004.

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

Real-estate Sales; 2005 compared with 2004 and 2003
---------------------------------------------------


-------------------------------------------------------------------------------
(dollars in millions)             2005             2004           2003
-------------------------------------------------------------------------------
Revenue                          $148.9           $  82.3        $  63.8
Operating profit                 $ 44.1           $  34.6        $  23.9
-------------------------------------------------------------------------------

         2005: Revenue, before subtracting amounts treated as discontinued operations, from property sales was $148.9 million and operating profit was $44.1 million. Sales during 2005 primarily include residential sales in Hawaii of $81 million, commercial sales in Hawaii of $41 million, commercial sales on the U.S. mainland of $24 million, and the sale of a land parcel on Maui for $2 million. Operating profit also included $3 million for the Company's share of net earnings in five of its real estate joint ventures.

         2004: Revenue, before subtracting amounts treated as discontinued operations, from property sales was $82.3 million and operating profit was $34.6 million. Sales during 2004 primarily included commercial sales in Hawaii of $43 million and residential sales in Hawaii of $37 million. Operating profit also included $3 million of the Company's share of net earnings in its five real estate joint ventures, including the sales of 14 residential units on Oahu and the island of Hawaii in 2004.

         2003: Revenue of $63.8 million and operating profit of $23.9 million resulted primarily from commercial and industrial lot sales in Hawaii of $30 million, commercial sales on the U.S. mainland of $24 million, residential sales in Hawaii of $9 million and two land parcels on Maui for $1 million. Operating profit also included the Company's share of earnings in two real estate joint ventures of $4 million that, combined, reflect the sales of 142 residential units on Oahu and the island of Hawaii in 2003.

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

         Discontinued Operations; Real-estate - The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold and if the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. At the time a property is classified as "discontinued," the previously recognized revenue and expenses for the property are reclassified to discontinued operations so historically reported information is updated to reflect discontinued operations at each reporting interval.

         The revenue, operating profit, and after-tax effects of these transactions for 2005, 2004 and 2003 were as follows (in millions, except per-share amounts):

--------------------------------------------------------------------------
                                 2005           2004          2003
--------------------------------------------------------------------------
Sales Revenue                   $  50.1       $   1.1        $  36.9
Leasing Revenue                 $   6.4       $   9.2        $  10.4
Sales Operating Profit          $  13.9       $   1.5        $  17.9
Leasing Operating Profit        $   2.6       $   3.5        $   4.4
After-tax Earnings              $  10.2       $   3.1        $  13.8
Basic Earnings Per Share        $  0.23       $  0.08        $  0.33
--------------------------------------------------------------------------

         2005: The sales of two office buildings in Honolulu, one warehouse/distribution complex in Ontario, California, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, and the fee interest in a parcel in Maui were considered discontinued operations. Additionally, the revenue and expenses of an office building in Wailuku, Maui and three parcels on Maui have been classified as discontinued operations even though the Company had not sold the properties by the end of 2005. The three parcels were sold in January 2006.

         2004: The sale of a Maui property was classified as a discontinued operation. In addition, two office and one light industrial properties met the criteria for classification as discontinued operations even though the Company had not sold the properties by the end of 2004. One of the office properties and the light industrial property were sold in January 2005.

         2003: The sales of a Nevada commercial property and five of the commercial properties on Maui met the criteria for classification as discontinued operations.

Food Products Industry

Food Products; 2005 compared with 2004
--------------------------------------


--------------------------------------------------------------------------------
(dollars in millions)            2005             2004            Change
--------------------------------------------------------------------------------
Revenue                        $   123.2        $   112.8             9%
Operating profit               $    11.2        $     4.8           2.3x
--------------------------------------------------------------------------------
Tons sugar produced              192,700          198,800            -3%
--------------------------------------------------------------------------------

         Food products revenue increased 9 percent for 2005 compared to 2004 due mainly to $5.5 million received as part of an agricultural disaster relief program, $5.1 million for higher power sales, $2.2 million of higher trucking and royalty revenue and $1.7 million higher molasses sales, partially offset by $4.3 million of lower sugar and coffee sales. Operating profit was $6.4 million better than 2004 due mainly to the same factors noted above, offset partially by higher costs for fuel, chemicals, fertilizer and personnel.

         Compared with 2004, sugar production was 6,100 tons lower due primarily to yield losses from a decline in cane age from drought, malicious fires, and leaf scald disease as well as a decision to increase the age of the cane to achieve a more optimal yield. The average revenue per ton of sugar for 2005 was 1 percent lower than in 2004.

         Coffee production of 1.8 million pounds for 2005 was substantially the same as 2004 production. Both years' crops suffered from low yields and an increased mix of lower-value commodity grade beans. Factors such as plant nutrition, water quality, reduced orchard density and insect infestation have an impact on the low yields and crop mix. The lower-than-expected coffee harvest for 2005 resulted in a loss of $1.8 million to reduce the carrying value of the inventory to its net realizable value. A similar loss of $1.6 million was recorded in 2004.

         Approximately 90 percent of the Company's sugar production was sold to Hawaiian Sugar & Transportation Cooperative ("HS&TC") during 2005 under a standard marketing contract. HS&TC sells its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company.

Food Products; 2004 compared with 2003
--------------------------------------

------------------------------------------------------------------------------
(dollars in millions)            2004             2003          Change
------------------------------------------------------------------------------
Revenue                        $   112.8        $   112.9           --
Operating profit               $     4.8        $     5.1          -6%
------------------------------------------------------------------------------
Tons sugar produced              198,800          205,700          -3%
------------------------------------------------------------------------------

         Revenue of $112.8 million and operating profit of $4.8 million for 2004 was nearly the same as the amounts reported in 2003. Higher power sales volume and prices of $5.5 million, higher Maui Brand Sugar and Kauai Coffee roasted coffee sales and lower operating costs were fully offset by $4 million of lower raw sugar prices, $3 million of lower raw sugar production volume, an expense of $1.6 million to reduce the carrying cost of coffee inventory to the amount it expects to realize when inventories are sold, and lower molasses sales.

         Compared with 2003, sugar production was 6,900 tons lower due to adverse weather conditions and yield losses. The average revenue per ton of sugar for 2004 was 5 percent lower than in 2003. Power sales of $15.3 million were 56 percent higher than in 2003.

         Coffee production of 1.8 million pounds for 2004 was 1.5 million pounds lower than the 3.3 million pounds produced in 2003. This lower production was principally due to heavy rain and wind on Kauai during the harvest season that knocked coffee cherries off the trees and reduced the ability to harvest coffee.

ECONOMIC OUTLOOK AND INDUSTRY GROWTH OPPORTUNITIES

         The information included in this caption includes forward looking information. The actual economic, operating results, trends and expectations noted below will be different from actual events; those differences might be significant and might affect, among other measures and trends, revenues, expenses, assets, liabilities, shareholders' equity and cash flows.

         With the exception of the anticipated local inflation rate--approaching 4 percent--virtually all of Hawaii's concurrent economic measures remain strong and favorable. Many, in fact, are being reported higher than expected as Hawaii continues its broad-based economic growth.

         Most forecasters anticipate some moderation in the pace of the State's growth in 2006-7. Among the reasons cited are: limited remaining capacity in visitor accommodations, higher costs and interest rates, and fewer people remaining in the skilled labor pool.

         In 2005, the visitor industry enjoyed a record year, with total visitors up 6.8 percent, soundly surpassing 2000, the previous high for most measures. Domestic travelers continued to provide the largest contribution to growth, even as international visitors continued a slow recovery. Visitor spending, at $11.5 billion, was also a new record. Hotel occupancy levels and room rates were high because of demand and because time-share conversions and renovations have reduced the available pool of accommodations.

         Job growth continued, with a 2.8 percent rise in the total job count during the third quarter, the most recent period for which data are available. Within that total, the important construction sector was up 9.7 percent. Hawaii's unemployment rate was 2.7 percent in December 2005, compared with the national rate of 4.9 percent. December 2005 was the tenth consecutive month that Hawaii's rate was below 3 percent.

         Hawaii's rapid rise in housing prices appears to have moderated, with inventories of homes for sale growing--from very low levels--and smaller numbers of sales transactions. Prices appear to be settling at a high level. The median prices in December 2005 for single-family home re-sales were: Oahu $610,000, up
23.2 percent over December 2004; Maui $725,000, up 22 percent; Kauai $610,000, up 7 percent; and the Big Island $432,000, up 16.9 percent.

         Based on early 2005 tax collections that were up nearly 14 percent, the State of Hawaii's Council on Revenues recently raised its forecast to an 8 percent projected increase, which would generate a surplus of $535 million in the present fiscal year 2006-07. With a forecast of a 7.5 percent increase for the following fiscal year, an additional surplus of $632 million would be generated. The legislative session that begins in early 2006 will decide how those potential surplus funds might be utilized. Deferred school maintenance has been prominently mentioned as a need, while some form of tax relief also is likely.

         The Company believes that the economic growth in its core markets will continue into 2006, but at a somewhat more moderate pace than in recent years. A&B's growth strategies, as previously announced, continue to focus on both the real estate and transportation businesses and are guided by two primary objectives: (1) sustaining profit momentum at Matson in spite of external challenges and (2) continued success in identifying and investing in profitable real estate.

         The Company had previously noted that it is targeting long-term annual earnings growth of approximately 10 to 12 percent but that annual growth will vary. The Company also noted that 2006 earnings should be lower than 2005 due to the termination of the APL Alliance and the commencement of Matson's new China Long Beach Express Service in February 2006.

         The composition of the Company's assets is currently about 57 percent in transportation, about 34 percent in real estate and less than 9 percent in food products. The Company's long-term strategic intent is to increase the growth of real estate at a somewhat faster pace than the transportation growth through an active real estate investment program, including land acquisitions, development of new and current projects, joint ventures and maintenance of income-producing properties. Because Matson expects to utilize its Capital Construction Fund ("CCF") as partial funding for a containership purchase in 2006, its net asset additions for the coming year will be mitigated somewhat. Capital spending for the food products businesses is expected to remain modest.

         Real Estate: Continued expansion of A&B's real estate businesses is expected to be achieved through completion of existing development projects, continued strength in the Company's income portfolio, sales of owned real estate, and continued efforts in identifying and executing a pipeline of new acquisitions and development projects in a variety of property types.

         In recent years the Company has begun two significant projects, the 2003 acquisition and ensuing development and sale of 270 acres of undeveloped land at Wailea on Maui and the development of a 1,000-acre project at Kukui`ula on Kauai in a partnership with an affiliate of DMB Associates, Inc. Of the Wailea properties, the Company has sold about 70 acres and has about 60 acres in various stages of development, either by itself or through joint ventures. The remaining acreage could be either developed or sold, depending on market factors. The Company is looking for additional long-term projects to complement Wailea and Kukui`ula. Such projects could entail the development of currently owned lands, or investments in new lands or ventures.

         A&B also will continue pursuing projects with a 3-5 year return horizon. The Company will try to replicate its recent success with the Hokua and Lanikea condominiums and the Kunia Shopping Center, for example, through developments such as Keola La`i, Lanihau Phase II and other, to-be-identified, projects.

         A facet of plans for continued growth of the real estate business will be expanding the use of joint ventures. Joint ventures have benefited A&B by dispersing risk among a greater number of projects and enabling the Company to partner with businesses that have complementary expertise, thereby creating greater value than pursuing the same opportunities alone.

         Transportation: While Matson has recently undertaken a long-anticipated transition in its Guam service and the startup of a new China service, which together will reduce 2006 earnings, long-term growth prospects for the transportation businesses continue to be favorable.

         As described in the Company's 2004 Form 10-K, the expiration of Matson's alliance with American President Lines, Ltd. in February 2006 and the transition to the China Long Beach Express Service is expected to negatively impact 2006 pre-tax earnings by approximately $32-37 million, including the impacts of both operations and interest expense.

         Competition in the Hawaii Service will be influenced in 2006 by the full-year presence of the operator of a new dedicated automobile and truck carrier, which began bi-weekly service from California to Hawaii in March 2005. The operator has targeted automobiles, buses, trucks and other rolling stock, and signed a multi-year contract with Chrysler Corporation for the carriage of westbound automobiles. The new carrier's impact on Matson has been muted by Matson's service enhancements and successful contract extensions with General Motors and Ford, and the signing by Matson of a contract to carry cars for Nissan, which had been a customer of Horizon Lines, Matson's other principal competitor. The initial public offering of stock by Horizon Lines during 2005 has not had an impact on the competitive environment.

         Matson Integrated Logistics ("MIL") is expected to continue growing through both the development of existing business relationships and through acquisitions. The intermodal and truck brokerage businesses are fragmented and MIL expects to take advantage of synergistic acquisitions.

         Food Products: A&B, through its Hawaiian Commercial & Sugar ("HC&S") operations on Maui produces approximately 75 to 80 percent of the state's sugar. HC&S' strengths in this price-constrained business are its irrigation infrastructure, innovative uses of technology, its workforce and a strong union relationship. While agriculture remains the best and highest use for much of the Company's land, it faces declining margins on the sale of commodity products. For that reason, the business strategy for food products is to expand its Maui Brand Sugar products, develop new sources of energy sales and develop new revenue sources from sugar byproducts. In addition, because raw sugar production is mostly a fixed cost operation, A&B continues to focus on higher production volume and yields.

FINANCIAL CONDITION AND LIQUIDITY

         Debt and Liquid Resources: Liquid resources of the Company, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $620 million at December 31, 2005, a decrease of $13 million from December 31, 2004. This net decrease was due primarily to $43 million in lower available balances on revolving credit and private placement shelf facilities and $4 million of lower receivable balances, partially offset by $16 million less accrued deposits to the CCF and $15 million of higher cash and cash equivalent balances.

         Working Capital: Working capital was $49 million at December 31, 2005, a decrease of $4 million from the balance at the end of 2004. The lower working capital was due primarily to $26 million lower balance of real estate held for sale, and $19 million higher accounts payable balances, partially offset by $16 million less accrued (withdrawals) deposits to the Capital Construction Fund, $15 million increased cash and cash equivalents and $6 million in higher current deferred tax assets. The higher accounts payable balance was primarily due to the growth of logistics services business.

         At December 31, 2005, the Company had receivables totaling $177 million, compared with $181 million a year earlier. These amounts were net of allowances for doubtful accounts of $14 million for each of 2005 and 2004. The decrease in receivables was mainly the result of payment of a note receivable for a parcel of land, partially offset by increased business activity, particularly in the logistics services business. The Company's management believes that the quality of these receivables is good and that its reserves are adequate. Cash balances were higher due to strong cash flows during the year combined with the timing of redeployment opportunities and low debt balances that could be repaid. At the end of 2005, the Company accrued $1 million as a planned withdrawal from its Capital Construction Fund. This accrual represents an addition to current assets for qualified purchases already made but for which a withdrawal from the CCF was not made at year end. The fluctuations in other working capital accounts resulted from normal operating activities.

         Long-Term Debt and Credit Facilities: Long-term debt, including current portion of long-term debt and current notes payable, was $327 million at the end of 2005 compared with $245 million at the end of 2004. This $82 million increase was due mainly to $105 million of financing for the purchase of the MV Manulani and the assumption of $11 million of debt in connection with a June 2005 real estate purchase, partially offset by $34 million of normal debt repayments. The weighted average interest rate for the Company's outstanding borrowings at December 31, 2005 was approximately 5.4 percent.

         In May 2005, Matson entered into an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance (collectively and individually "Prudential") for $120 million. The agreement amended and superseded Matson's $65 million private shelf facility with Prudential that would have expired in June 2007, against which $15 million had been drawn and was outstanding at the date of the new agreement. Included in the agreement are Series A and Series B notes. Series A comprises the above noted $15 million note and Series B comprises 15-year term notes totaling $105 million. Both series are secured by the MV Manulani, which was delivered to the Company in May 2005. The Series A note caries interest at 4.31 percent and has $13 million currently outstanding. The $105 million Series B notes carry interest at 4.79 percent and mature in May 2020.

         In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This debt bears interest at 6.2 percent and matures in October 2013.

         In June 2005, Matson executed a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. This financing is for the planned purchase, in 2006, of a new containership, the MV Maunalei. The facility provides for a 10-year commitment beginning with the June 2005 execution of the agreement, but funding will not occur until the containership is delivered, most likely in the third quarter of 2006. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The interest rate for the facility is 0.375 percent over the London Interbank Offered Rate ("LIBOR") for the first five years. For the remaining term, the interest rate is 0.450 percent over LIBOR.

         In September 2005, Matson renewed and extended its $30 million revolving credit agreement with Wells Fargo Bank, National Association. This facility extends to September 30, 2009, including a one-year term option and carries interest at LIBOR plus 47.5 basis points.

         In October 2005, the Company extended its uncommitted short-term $78.5 million working capital credit facility with First Hawaiian Bank for one year, until January 1, 2007. The amount available under this facility is reduced by amounts borrowed against First Hawaiian Bank's $53.5 million share of the Company's $200 million revolving credit facility.

         Credit facilities are described in Note 9 of Part II Item 8 of this Form 10-K.

         Deferred Tax Obligations: The Company's net deferred tax obligation was $399 million at December 31, 2005 compared with $329 million at December 31, 2004. This $70 million increase was due principally to the tax deferrals that resulted from deposits to the CCF and purchases of property on a tax-deferred basis, offset partially by book depreciation in excess of tax depreciation.

         Capital Construction Fund: During 2005, the Company deposited $219 million into the CCF and withdrew approximately $150 million, most of which was due to the delivery of a new containership. The CCF is described in Note 8 of
Part II Item 8 of this Form 10-K.

         Cash Flows: Cash Flows from Operating Activities were $278 million for 2005, compared with $173 million for 2004. The higher operating cash flow was due principally to deferral of income taxes and higher net income. The large income tax deferral was the result of deposits to the CCF that were tax deductible in 2004 and 2005.

         Capital Expenditures: For 2005, capital expenditures, including purchases of property using tax-deferred proceeds and additions to real estate held for sale but excluding assumed debt, totaled $293 million. This was comprised principally of $144 million for the purchase of the MV Manulani, $103 million for real estate acquisitions, development and property improvements, $31 million for other transportation related assets, and $13 million for agricultural projects. Of the real-estate related capital expenditures, $24 million was for the construction of Lanikea, a Waikiki high-rise residential building (closings were completed in August 2005), and $5 million was for pre-development of a downtown Honolulu high-rise residential project.

         Tax-Deferred Real Estate Transactions: Sales - There were seven sales and 5 small condemnations of property during 2005, totaling $56 million, that qualified for potential tax-deferral under the Internal Revenue Code Sections 1031 and 1033. The sales included a warehouse/distribution complex in Ontario, California, two office buildings in Honolulu, Hawaii, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, one commercial parcel in Waikiki and the fee interest in three parcels in Maui. The proceeds from these sales were immediately available for reinvestment in replacement property. During 2004, the Company had no material tax-deferred real estate sales. As of December 31, 2005, $27 million was available for reinvestment on a tax-deferred basis.

         The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash information below the Statement.

         Purchases - During 2005, the Company purchased, using the proceeds from tax-deferred sales, the fee simple interest in a leased property in Honolulu, a two-story office building in Phoenix, Arizona and the Lanihau Shopping Center in Kailua-Kona, Hawaii. Of the $22.3 million purchase price for the Phoenix building, the Company assumed $11.4 million of debt and used $10.9 million of tax-deferred proceeds, of which $8.2 million was from 1031 tax-deferred exchanges and $2.7 million was from earlier 1033 land condemnations. The Lanihau Shopping Center was purchased as a reverse tax-deferred exchange that will partially re-deploy funds from other property sales that closed on October 25, 2005. During 2004, the Company had no material tax-deferred real estate purchases.

         For reverse tax deferred transactions, the Company purchases a property in anticipation of receiving funds in a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement. As of December 31, 2005, $8.2 million of Company funds had been advanced to purchase assets on a reverse-1031 basis. The Company expects that it will receive sufficient funds in early 2006 to replenish these advances.

INVESTMENTS

         During 2005, the Company had the following principal investments, each of which was accounted for following the equity method of accounting:

         A) Bridgeport Marketplace: In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC and, in October 2005, the venture acquired 27.8 acres in Valencia, California. The development plans for the site include the subdivision of the site to create a 5-acre parcel for dedication as a public park, a 7.3-acre parcel for sale to a church, which is scheduled to close in June 2006, and a 15.5-acre parcel for the development of a 126,000 square-foot retail center. The Company has a 50 percent voting interest in Bridgeport Marketplace.

         B) Centre Pointe Marketplace: In April 2005, A&B signed a joint venture agreement with Intertex Centre Pointe Marketplace, LLC, and in April, the venture acquired, for $7.9 million, a 10.2-acre parcel for the planned development of a 102,000-square-foot retail center in Valencia, California. The parcel is located adjacent to a recently completed Sam's Club and a soon-to-be-completed Super Wal-Mart. The Company has a 50 percent voting interest in Centre Pointe Marketplace.

         C) Crossroads Plaza: In June 2004, A&B signed a joint venture agreement with Intertex Hasley, LLC, to form Crossroads Plaza Development Partners, LLC, for the planned development of a 62,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land in Valencia, California. The property was acquired in August for $3.5 million. The Company has a 50 percent voting interest in Crossroads Plaza.

         D) Hokua: In July 2003, the Company entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story, 247-unit luxury residential condominium in Honolulu. The Company's original investment in the venture was $40 million. The 247 units closed in January 2006, resulting in the repayment of the Company's original investment, plus a significant portion of its income on its investment. The Company has a 50 percent voting interest in Hokua.

         E) Kai Malu at Wailea: In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea, planned for 150 duplex units. Home construction began in October, and the first closings are expected to commence in the fourth quarter of 2006. The Company has a 50 percent voting interest in Kai Malu at Wailea.

         F) Ka Milo at Mauna Lani: In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc., NYSE:BHS, ("Brookfield") to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the joint venture for $6.6 million, and is planned for 37 single-family units and 100 duplex town-homes. Sales and marketing commenced in September 2005, and grading commenced in October 2005. The Company has a 50 percent voting interest in the venture.

         G) Kukui`ula: Kukui`ula is a 1,000-acre master planned resort residential community located in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the joint development of Kukui`ula. The project will consist of approximately 1,200 high-end residential units. Offsite infrastructure construction commenced in June 2005, with the construction of the non-potable water system. Onsite infrastructure construction is expected to commence in the first quarter of 2006, with the construction of the Western Bypass Road, a major road serving the project. The Company has a 50 percent voting interest for significant decisions of Kukui`ula.

         H) Rye Canyon: In October 2004, the Company acquired 5.4 acres of commercial-zoned land in Valencia, California for $1.5 million, planned for the development, with a joint venture partner, of an 82,000-square-foot office building. Subsequently, the venture agreed to sell the land for $4 million. The sale closed in January 2006.

         I) Westridge LLC: In 2004, a joint venture with Westridge Executive Building, LLC completed the development of a 63,000-square-foot office building. By August 2005, the building was 98 percent leased. In November 2005, the building was sold by the joint venture for $20.8 million.

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

         Notes 5, 6 and 14 in Part II Item 8 of this Form 10-K provide additional information about the Company's investments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

         Contractual Obligations: The information noted in the table and notes below is forward looking. The actual payments for the matters noted below could be different than the amounts noted below; that difference could be significantly larger or smaller than indicated. At December 31, 2005, the Company had the following contractual obligations (in millions):

                                                                                 Payment due by period
                                                                                 ---------------------
       Contractual Obligations                          Total       2006        2007-2009     2010-2011    Thereafter
       -----------------------                          -----       ----        ---------     ---------    ----------

Long-term debt obligations               (a)           $  327       $   31        $   95        $   50        $   151
Estimated interest on debt               (b)              122           17            39            17             49
Purchase obligations                     (c)               55           52             3            --             --
Post-retirement obligations              (d)               36            3            10             8             15
Non-qualified benefit obligations        (e)               28            3             7            12              6
Operating lease obligations              (f)              112           19            30            14             49
                                                       ------       ------        ------        ------        -------
Total                                                  $  680       $  125        $  184        $  101        $   270
                                                       ======       ======        ======        ======        =======

         (a) Long-term debt obligations include principal repayments of short-term and long-term debt as described in Note 9 of Part II
                Item 8 of this Form 10-K.

         (b) Estimated interest on debt is determined based on scheduled payments of the long-term debt at the interest rates in effect as of December 31, 2005. Because the Company has facilities that are at variable interest rates and expects to have new borrowing facilities in place during the years noted in the table, actual interest is expected to be in an amount greater than the amounts indicated.

         (c) Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.

         (d) Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company's employees and retirees. The $15 million noted in the column labeled "Thereafter" comprises estimated benefit payments for 2012 through 2015. Post-retirement obligations are described further in Note 11 of Part II Item 8 in this Form 10-K.

         (e) Non-qualified benefit obligations includes estimated payments to executives and directors under the Company's four non-qualified plans, as described in Note 11 of Part II Item 8 in this Form 10-K. The $6 million noted in the column labeled "Thereafter" comprises estimated benefit payments for 2012 through 2015. Additional information about the Company's non-qualified plans is included in Note 11 of Part II Item 8 in this Form 10-K.

         (f) Operating lease obligations include principally land, office and terminal facilities, containers and equipment using long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in
                Note 10 of Part II Item 8 in this Form 10-K.

         Off Balance Sheet Arrangements: Financing arrangements that are not recorded on the Company's balance sheet at December 31, 2005 in effect at the end of 2005 included the following (in millions):

                       Arrangement                                       2005
                       -----------                                       ----

                  Capital appropriations                      (g)       $   582
                  Guarantee of HS&TC debt                     (h)       $     1
                  Guarantee of Hokua debt                     (i)       $    15
                  Standby letters of credit                   (j)       $    16
                  Bonds                                       (k)       $     8
                  Benefit plan withdrawal obligations         (l)       $    65

         These amounts are not recorded on the Company's balance sheet and, based on the Company's current knowledge and with the exception of note (i), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (g) At December 31, 2005, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $582 million. These expenditures are primarily for a new vessel, real estate developments, vessel maintenance, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. Of this amount, approximately $391 million is expected to be spent during 2006, $165 million during 2007 and $26 million during 2008. The Company's internal cash flows, existing credit lines and a new credit line that is discussed under Subsequent Events below are expected to be sufficient to finance these capital needs. The actual payments for the capital expenditures could be different than the amounts noted above; that difference could be significantly larger or smaller than indicated.

         (h) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"); the Company is a member of HS&TC. Under normal circumstances the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day payment terms. As of December 31, 2005, approximately $1 million was outstanding on the facility.

         (i) At December 31, 2005, A&B Properties, Inc. ("Properties") had a limited loan guarantee equal to the lesser of $15 million or
                15.5 percent of the outstanding balance of the construction loan for the Hokua condominium project, in which Properties is an investor. The outstanding balance of the venture's construction loan at December 31, 2005 was $100 million. However, with the closing of 247 residential units on January 11, 2006, the construction loan was paid off on that date.

         (j) At December 31, 2005, the Company has arranged for standby letters of credit totaling $16 million. This includes letters of credit, totaling approximately $14 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The balance includes approximately $2 million for insurance-related matters, principally in the Company's real estate business.

         (k) Of the $8 million in bonds outstanding at December 31, 2005, $6 million is for customs bonds, $1 million relates to real estate construction projects in Hawaii and $1 million of bonds are for ocean transportation matters.

         (l) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of those plans.

         Certain of the businesses in which the Company holds non-controlling investments have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment. For certain real estate joint ventures, the Company may also be obligated to perform work through bond indemnifications and/or commitments to complete construction of the real estate development if the joint venture does not perform. These investments are described above and in Note 6 in Part II Item 8 of this Form 10-K.

         Other Contingencies: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations. In addition, the Company has emergency response and crisis management programs.

         In February 2006, Matson's Long Beach terminal operator, SSAT (Long Beach) LLC, commenced negotiations of an amendment to its Preferential Assignment Agreement with the City of Long Beach that would include changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the proposed requirements, Matson would be required to install equipment on certain of its vessels to allow them to accept a shore-based electrical power source instead of using the vessel's diesel generators while in port, use low sulfur fuel, limit usage of the terminal by its steamships and take other actions designed to reduce emissions. Matson expects that it will be permitted to make the vessel modifications over time, following execution of the amendment and installation by the City of the required shoreside equipment. The cost of the modifications has not been accrued as an obligation because the amount, or range of amounts, cannot currently be estimated.

         The Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with other claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations. Additional information about contingencies is included in Part I
Item 3 "Legal Proceedings" of this Form 10-K, which section is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

         The Company's accounting policies are described in Note 1 of Part II
Item 8. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material.

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

         Revenue Recognition for Certain Long-term Real Estate Developments: The Company and its joint venture partners account for long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost. Costs are allocated to units sold based on relative sales values. This generally results in a stabilized gross margin, but requires judgments and estimate for such components as expected per-unit sales prices and total project costs.

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

         Pension and Post-retirement Estimates: The Company's pension and post-retirement obligations and net periodic costs are actuarially determined based on the following key assumptions: discount rate, estimated future return on plan assets, and the health care cost trend rate.

         The 2005 net periodic cost for qualified pension and post-retirement obligations was determined using a discount rate of 6 percent and the pension and post-retirement obligations as of December 31, 2005 were determined using a discount rate of 5.75 percent. For the Company's non-qualified benefit plans, the 2005 net periodic cost was determined using a discount rate of 5 percent and the December 31, 2005 obligation was determined using a discount rate of 5.25 percent. The discount rate used for determining the year-end benefit plan obligation was calculated using a weighting of expected benefit payments and rates associated with high-quality corporate bonds for each year of expected payment to derive an estimated rate at which the benefits could be effectively settled at December 31, 2005, rounded to the nearest quarter percent.

         The estimated return on plan assets of 8.5 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were 12.4 percent, 15.7 percent, and 3.3 percent, respectively. The Company's long-term investment return has averaged approximately 10 percent.

         Historically, the health care cost trend rate experienced by the Company has been approximately 9 percent. For 2005, its post-retirement obligations were measured using 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent rate is reached in 2010.

         For 2005, the Company's pension income substantially offset pension expense for its qualified pension plans. In 2004, the Company had net pension expense of $2 million and, in 2003, it had net pension income of $2 million. The Company expects the qualified plan income to be approximately $1 million for 2006.

         Lowering the expected long-term rate of return on the Company's qualified plan assets from 8.5 percent to 8 percent would have increased pre-tax pension expense for 2005 by approximately $1 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by $2 million.

         The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2005 post-retirement obligations include the benefits of the Act's subsidy. These amounts are not material.

         The value of qualified plan assets increased from $295 million at the beginning of 2005 to $315 million at the end of the year. The 2005 net increase was primarily the result of an actual return of $35 million less benefit payments of $15 million. At 2005 year end the projected benefit obligation was $294 million, an increase of $20 million from a year earlier. Plan funding was 107 percent at December 31, 2005. The Company does not expect to make any cash funding into its qualified plans during 2006.

         Additional information about the Company's benefit plans is included in
Note 11 of Part II Item 8 of this Form 10-K.

OTHER MATTERS

         Subsequent Events: In January and February of 2006, the Company received approximately $61 million of cash from Hokua LLC, a limited liability company in which A&B is an investor. As this venture winds down its affairs, distributions of the remaining cash are expected to be made to the partners. These distributions are not expected to be material.

         In February 2006, the Company executed a commitment letter with Prudential Investment Management, Inc. to borrow up to $150 million in unsecured senior term notes and to enter into a three-year uncommitted private shelf agreement that would allow the Company to borrow an amount not to exceed the net balance of $400 million less the then total outstanding principal balances owed to Prudential. This commitment is subject to certain conditions, due diligence, completion of documentation, agreement on terms, and various approvals. The Company currently intends to borrow, under this facility, $50 million in late 2006 and $75 million during the first half of 2007.

         Stock Options: Information regarding the accounting for and pro forma effect of options to purchase shares of the Company's stock is included in Notes 1 and 13 of Part II Item 8 of this Form 10-K.

         Impact of Newly Issued and Proposed Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") as a revision of SFAS No 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock issued to Employees and amends SFAS No. 95. "Statement of Cash Flows." SFAS No. 123R requires companies to measure the cost for all employee awards of equity instruments based on the fair value of the award on the grant date and the estimated probability of the award actually vesting. This cost is then recognized over the period during which an employee is required to provide service in exchange for the award or over the period in which performance based measures are achieved. Pro forma disclosure of the effects of equity based awards is not an alternative once the new standard is adopted.

         The Company adopted SFAS No. 123R effective January 1, 2006 using the "modified prospective" method. Following this method, compensation costs is recognized for all share-based payments granted after January 1, 2006 and for the portions of share-based awards that had not vested as of January 1, 2006. The after-tax annual effect of adopting this standard would have been approximately $2 million in 2005.

         In February 2006, the FASB amended SFAS No. 123R to stipulate that companies must assess the probability of contingent cash settlement events in determining the classification of equity instruments such as stock options. If cash settlement is outside of a company's control and is probable of occurrence, the instruments are treated as a liability and adjusted to market value at each reporting date. If cash settlement is not probable, then the instruments are treated as equity. The Company has contracts with certain of its management that require cash settlement of options to purchase shares of the Company's stock in the event of a change in control. The Company has determined that a change in control is not probable and will classify these stock options in accordance with ASR 268.

         Other recently issued or adopted accounting standards, none of which have a material effect on the Company's financial statements, are described in
Note 1 of Part II Item 8 in this Form 10-K.

         Management Changes:   The following management changes occurred during
2005:

                 o Ronald P. Barrett was promoted to vice president sales mainland U.S. of Matson effective July 1, 2005.
                 o Christopher J. Benjamin was promoted to senior vice president of A&B effective July 1, 2005. Mr. Benjamin is also A&B's chief financial officer.
                 o Richard S. Bliss, Matson vice president and area manager of Matson Hawaii, retired effective April 1, 2005.
                 o Peter W. Burns was promoted to vice president of Matson Terminals Inc. effective April 4, 2005.
                 o Nelson N. S. Chun was promoted to senior vice president and chief legal officer of A&B effective July 1, 2005.
                 o Matthew J. Cox was promoted to executive vice president and chief operating officer of Matson effective July 1, 2005.
                 o John E. Dennen was promoted to vice president of Matson effective July 1, 2005. Mr. Dennen is also Matson's controller.
                 o Branton B. Dreyfus was promoted to vice president West Coast terminals and vehicle operations of Matson effective July 1, 2005.
                 o John F. Gasher, A&B vice president, retired effective January 1, 2005.
                 o David I. Haverly was promoted to vice president, asset management of A&B Properties, Inc. effective January 1, 2005.
                 o Dale B. Hendler was promoted to vice president corporate development and planning of Matson effective July 1, 2005.
                 o G. Stephen Holaday was named president of A&B's agribusiness group of companies effective July 1, 2005.
                 o David L. Hoppes was promoted to senior vice president ocean services of Matson effective July 1, 2005.
                 o Paul K. Ito joined A&B as Director of Internal Audit on April 1, 2005.
                 o Merle A. K. Kelai, Matson vice president community relations, retired effective February 1, 2005.
                 o Richard B. Stack, Jr. was promoted to vice president, development of A&B Properties, Inc. effective January 1, 2005.
                 o Stanley M. Kuriyama was promoted to chief executive officer and president of A&B's newly formed Land Group effective July 1, 2005.
                 o Paul A. Londynsky was promoted to vice president safety, quality & environmental and chief security officer of Matson effective July 1, 2005.
                 o Gary Y. Nakamatsu was promoted to vice president sales Hawaii of Matson effective July 1, 2005.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of investments, pension fund investments and, through its Capital Construction Fund, an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 1, 5, 6, 8 and 11 in Part II Item 8 of this Form 10-K.

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

         A&B believes that, as of December 31, 2005, its exposure to market risk fluctuations for its financial instruments is not material.

         The following table summarizes A&B's debt obligations at December 31, 2005, presenting principal cash flows and related interest rates by the expected fiscal year of repayment. The Company had no variable rate debt outstanding at December 31, 2005. A&B estimates that the carrying value of its debt is not materially different from its fair value.

                                           Expected Fiscal Year of Repayment as of December 31, 2005
                          ---------------------------------------------------------------------------------------


                             2006         2007        2008         2009        2010     Thereafter      Total
                             ----         ----        ----         ----        ----     ----------      -----
                                                          (dollars in millions)

Fixed rate                  $    31      $    31     $    32      $    32     $    31     $   170       $   327
Average interest rate         5.42%        5.31%       5.24%        5.15%       5.07%       5.17%         5.22%

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

         A&B has no direct material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this affects tourism in Hawaii. The Company expects that all material transactions related to its China Long Beach Express Service that commenced in February 2006, will be denominated in U.S. dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page

         Management's Reports...........................................   50
         Report of Independent Registered Public Accounting Firm........   51
         Consolidated Statements of Income..............................   52
         Consolidated Statements of Cash Flows..........................   53
         Consolidated Balance Sheets....................................   54
         Consolidated Statements of Shareholders' Equity................   55
         Notes to Consolidated Financial Statements
            1.      Summary of Significant Accounting Policies..........   56
            2.      Acquisitions........................................   62
            3.      Subsequent Events...................................   62
            4.      Discontinued Operations.............................   63
            5.      Impairment and Disposal of Investments..............   63
            6.      Investments in Affiliates...........................   64
            7.      Property ...........................................   65
            8.      Capital Construction Fund...........................   65
            9.      Notes Payable and Long-term Debt....................   66
           10.      Leases..............................................   68
           11.      Employee Benefit Plans..............................   69
           12.      Income Taxes........................................   73
           13.      Stock Options and Restricted Stock..................   74
           14.      Commitments, Guarantees, Contingencies and
                    Related Party Transactions.............................76
           15.      Industry Segments...................................   79
           16.      Quarterly Information (Unaudited)...................   81
           17.      Parent Company Condensed Financial Information......   83

MANAGEMENT'S REPORTS

MANAGEMENT'S RESPONSIBILITY FOR INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, Management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP ("Deloitte"), has issued an audit report on Management's assessment of the Company's internal control over financial reporting. That report appears on page 51 of this Form 10-K.


/s/ W. Allen Doane                        /s/ Christopher J. Benjamin
W. Allen Doane                            Christopher J. Benjamin
President and Chief Executive Officer     Senior Vice President and Chief
February 24, 2006                         Financial Officer
                                          February 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander & Baldwin, Inc.:

         We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management's assessment, included in the accompanying "Management Report - Management's Responsibility for Internal Control Over Financial Reporting" that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.



/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP
Honolulu, Hawaii
February 24, 2006


                            ALEXANDER & BALDWIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)

                                                                               Year Ended December 31,
                                                                         2005           2004          2003
                                                                         ----           ----          ----
Operating Revenue:
    Ocean transportation                                              $    873        $    846       $    776
    Logistics services                                                     432             377            238
    Property leasing                                                        83              74             70
    Property sales                                                          98              81             27
    Food products                                                          121             111            113
                                                                      --------        --------       --------
        Total revenue                                                    1,607           1,489          1,224
                                                                      --------        --------       --------
Operating Costs and Expenses:
    Cost of transportation services                                        673             668            601
    Cost of logistics services                                             390             345            215
    Cost of property sales and leasing services                            107              80             53
    Cost of agricultural goods and services                                110             105            108
    Selling, general and administrative                                    140             128            124
    Impairment loss for operating investment                                 2              --              8
                                                                      --------        --------       --------
        Total operating costs and expenses                               1,422           1,326          1,109
                                                                      --------        --------       --------
Operating Income                                                           185             163            115
Other Income and (Expense)
    Gain on insurance settlement                                             5              --             --
    Equity in income of real estate affiliates, net                          3               3              4
    Interest income                                                          5               4             --
    Interest expense, net of amounts capitalized                           (13)            (13)           (12)
                                                                      --------        --------       --------
Income From Continuing Operations Before Income Taxes                      185             157            107
    Income taxes                                                            69              59             40
                                                                      --------        --------       --------
Income From Continuing Operations                                          116              98             67
    Income from discontinued operations, net of income
    taxes (see Note 4)                                                      10               3             14
                                                                      --------        --------       --------

Net Income                                                                 126             101             81
Other Comprehensive Income (Loss):
    Minimum pension liability adjustment (net of taxes of $1,
        $1 and $(13))                                                        2              (2)            20
    Change in cash flow hedge (net of taxes)                                --               1             (1)
                                                                      --------        --------       --------
Comprehensive Income                                                  $    128        $    100       $    100
                                                                      ========        ========       ========

Basic Earnings per Share of Common Stock:
    Continuing operations                                             $   2.66        $   2.29       $   1.62
    Discontinued operations                                               0.23            0.08           0.33
                                                                      --------        --------       --------
    Net income                                                        $   2.89        $   2.37       $   1.95
                                                                      ========        ========       ========
Diluted Earnings per Share of Common Stock:
    Continuing operations                                             $   2.63        $   2.26       $   1.61
    Discontinued operations                                               0.23            0.07           0.33
                                                                      --------        --------       --------
    Net income                                                        $   2.86        $   2.33       $   1.94
                                                                      ========        ========       ========

Average Common Shares Outstanding                                         43.6            42.6           41.6





See notes to consolidated financial statements.


                            ALEXANDER & BALDWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                            Year Ended December 31,
                                                                     2005            2004             2003
                                                                     ----            ----             ----
Cash Flows from Operations:
    Net income                                                    $   126          $   101         $    81
    Adjustments to reconcile net income to net cash
        provided by operations:
        Depreciation and amortization                                  84               80              73
        Deferred income taxes                                          68              (11)             (6)
        Gains on disposal of assets                                   (30)             (12)            (18)
        Equity in income of affiliates, net                           (17)              (9)             (9)
        Write-down of long-lived assets and  investments                2               --               8
    Changes in assets and liabilities:
        Accounts and notes receivable                                   5              (21)              3
        Inventories                                                    (4)               1              (1)
        Prepaid expenses and other assets                              (8)             (14)              3
        Deferred drydocking costs                                      (1)               9               1
        Pension and post-retirement assets and obligations             (1)               3              (1)
        Accounts and income taxes payable                              39               26              16
        Other liabilities                                               4               20               6
    Real Estate Developments Held for Sale:
        Real estate inventory sales                                    45               30              15
        Expenditures for new real estate inventory                    (34)             (30)            (35)
                                                                  -------          -------         -------
            Net cash provided by operations                           278              173             136
                                                                  -------          -------         -------
Cash Flows from Investing Activities:
    Capital expenditures for property and developments               (231)            (151)           (214)
    Receipts from disposal of income-producing
        property, investments and other assets                         25               22               8
    Deposits into Capital Construction Fund                          (219)              (2)             (4)
    Withdrawals from Capital Construction Fund                        150              142              47
    Payments for purchases of investments                             (32)             (39)            (17)
    Proceeds from sale and maturity of investments                      2                7               6
                                                                  -------          -------         -------
            Net cash used in investing activities                    (305)             (21)           (174)
                                                                  -------          -------         -------
Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                          104               56             293
    Payments of long-term debt                                        (27)            (158)           (233)
    Payments of short-term
        borrowings - net                                               (7)              --              --
    Repurchases of capital stock                                       --               (2)             --
    Proceeds from issuance of capital stock                            11               26              20
    Dividends paid                                                    (39)             (38)            (37)
                                                                  -------          -------         -------
            Net cash provided by (used in) financing
            activities                                                 42             (116)             43
                                                                  -------          -------         -------
Cash and Cash Equivalents:
    Net increase for the year                                          15               36               5
    Balance, beginning of year                                         42                6               1
                                                                  -------          -------         -------
    Balance, end of year                                          $    57          $    42         $     6
                                                                  =======          =======         =======
Other Cash Flow Information:
    Interest paid, net of amounts capitalized                     $   (17)         $   (14)        $   (11)
    Income taxes paid, net of refunds                             $     3          $   (61)        $   (45)
Non-cash Activities:
    Debt assumed in real estate purchase                          $    11               --              --
    Tax-deferred property sales                                   $    55               --         $    34
    Tax-deferred property purchases                               $   (28)              --         $   (41)


See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per-share amount)

                                                                                               December 31
                                                                                         2005               2004
                                                                                         ----               ----
                                     ASSETS

Current Assets
    Cash and cash equivalents                                                        $      57          $      42
    Accounts and notes receivable, less allowances of $14 for each year                    177                181
    Sugar and coffee inventories                                                             6                  4
    Materials and supplies inventories                                                      12                 11
    Real estate held for sale                                                                9                 35
    Deferred income taxes                                                                   16                 10
    Prepaid expenses and other assets                                                       25                 20
    Accrued withdrawal (deposit), net to Capital Construction Fund                           1                (15)
                                                                                     ---------          ---------
            Total current assets                                                           303                288
Investments in Affiliates                                                                  154                111
Real Estate Developments                                                                    71                 82
Property - net                                                                           1,289              1,133
Capital Construction Fund                                                                   93                 40
Pension Assets                                                                              68                 65
Other Assets                                                                                93                 59
                                                                                     ---------          ---------
            Total                                                                    $   2,071          $   1,778
                                                                                     =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable and current portion of long-term debt                              $      31          $      31
    Accounts payable                                                                       134                115
    Payrolls and vacation due                                                               19                 19
    Uninsured claims                                                                        16                 16
    Income taxes payable                                                                    12                  6
    Post-retirement benefit obligations -- current portion                                   3                  3
    Accrued and other liabilities                                                           39                 45
                                                                                     ---------          ---------
            Total current liabilities                                                      254                235
                                                                                     ---------          ---------
Long-term Liabilities
    Long-term debt                                                                         296                214
    Deferred income taxes                                                                  415                339
    Post-retirement benefit obligations                                                     47                 45
    Uninsured claims and other liabilities                                                  45                 41
                                                                                     ---------          ---------
            Total long-term liabilities                                                    803                639
                                                                                     ---------          ---------
Commitments and Contingencies
Shareholders' Equity
    Capital stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding,
        44.0 million shares in 2005 and 43.3 million shares in 2004                         36                 35
    Additional capital                                                                     175                150
    Accumulated other comprehensive loss                                                    (7)                (9)
    Deferred compensation                                                                   (6)                (2)
    Retained earnings                                                                      827                741
    Cost of treasury stock                                                                 (11)               (11)
                                                                                     ---------          ---------
            Total shareholders' equity                                                   1,014                904
                                                                                     ---------          ---------
            Total                                                                    $   2,071          $   1,778
                                                                                     =========          =========



See notes to consolidated financial statements.


                            ALEXANDER & BALDWIN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2005
                     (In millions, except per-share amounts)



                                             Capital Stock                            Accumulated
                                 -------------------------------------                   Other
                                       Issued            In Treasury                    Compre-
                                 ------------------    ---------------                  hensive     Deferred
                                             Stated                        Additional   Income      Compen-     Retained
                                  Shares     Value     Shares     Cost      Capital     (Loss)       sation     Earnings
                                  ------     -----     ------     ----      -------     ------      --------    --------



Balance, December 31, 2002         45.1      $  34       3.9    $  (12)      $  85      $  (27)          --      $  644
Stock options exercised - net       0.9          1        --        --          26          --           --          (4)
Issued - incentive plans             --         --      (0.1)       --           1          --           --          --
Minimum pension liability            --         --        --        --          --          20           --          --
Cash flow hedge                      --         --        --        --          --          (1)          --          --
Net income                           --         --        --        --          --          --           --          81
Cash dividends                       --         --        --        --          --          --           --         (37)
                                   ----      -----      ----    ------       -----      ------        -----      ------
Balance, December 31, 2003         46.0         35       3.8       (12)        112          (8)          --         684

Shares repurchased                 (0.1)        --        --        --          --          --           --          (2)
Stock options exercised - net       1.0         --        --        --          34          --           --          (4)
Issued - incentive plans            0.1         --      (0.1)        1           4          --        $  (2)         --
Minimum pension liability            --         --        --        --          --          (2)          --          --
Cash flow hedge                      --         --        --        --          --           1           --          --
Net income                           --         --        --        --          --          --           --         101
Cash dividends                       --         --        --        --          --          --           --         (38)
                                   ----      -----      ----    ------       -----      ------        -----      ------
Balance, December 31, 2004         47.0         35       3.7       (11)        150          (9)          (2)        741

Shares repurchased                   --         --        --        --          --          --           --          --
Stock options exercised - net       0.6          1        --        --          17          --           --          (1)
Issued - incentive plans             --         --      (0.1)        0           8          --           (4)         --
Minimum pension liability            --         --        --        --          --           2           --          --
Net income                           --         --        --        --          --          --           --         126
Cash dividends                       --         --        --        --          --          --           --         (39)
                                   ----      -----      ----    ------       -----      ------        -----      ------
Balance, December 31, 2005         47.6      $  36       3.6    $  (11)      $ 175      $   (7)       $  (6)     $  827
                                   ====      =====      ====    ======       =====      ======        =====      ======



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

         Transportation - carrying freight, primarily between various ports on the U.S. Pacific Coast and major Hawaii ports and Guam; chartering vessels to third parties; arranging intermodal and motor carrier services and providing logistics services in North America; and providing terminal, stevedoring and container equipment maintenance services in Hawaii. The Company began carrying cargo from two ports in China to Los Angeles in February 2006.

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

         Investments in Affiliates: Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have control are accounted for under the equity method. Generally, these are investments in businesses in which the Company's voting ownership is between 20 percent and 50 percent.

         Segment Information: The Company has five segments operating in three industries: Transportation, Real Estate, and Food Products. The Transportation industry is comprised of ocean transportation and integrated logistics service segments. The Real Estate industry is comprised of leasing and real estate sales segments. The Company reports segment information in the same way that management assesses segment performance. For purposes of certain segment disclosures, such as identifiable assets, the Company's development activities are included with the property sales segment. Additional information regarding these segments is found in Note 15.

         Cash and Cash Equivalents: Cash equivalents are composed of highly liquid investments with an original maturity of three months or less and which have no significant risk of change in value.

         Allowances for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to "Accounts and notes receivable," for the three years ended December 31, 2005 were as follows (in millions):


                  Balance at                        Write-offs       Balance at
               Beginning of year      Expense       and Other       End of Year
               -----------------      -------       ---------       -----------

 2003               $  11              $   5          $  (4)            $  12
 2004               $  12              $   6          $  (4)            $  14
 2005               $  14              $   5          $  (5)            $  14


         Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market value.

         Drydocking: Under U.S. Coast Guard Rules, administered through the American Bureau of Shipping's alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service. Vessels must undergo regular inspection, monitoring and maintenance, referred to as "drydocking," to maintain the required operating certificates. These drydocks occur on scheduled intervals ranging from two to five years, depending on the vessel age. Because the drydocks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled drydocks are deferred and amortized until the next regularly scheduled drydock period. Deferred amounts are included on the Consolidated Balance Sheets in other current and non-current assets. Amortized amounts are charged to operating expenses in the Consolidated Statements of Income. Changes in deferred drydocking costs are included in the Consolidated Statements of Cash Flows in Cash Flows from Operations.

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

         Real Estate Development: Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the Consolidated Balance Sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company's intent to sell the completed asset or to hold it as an investment. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company's intention to sell the property or to retain ownership of the property as an investment following completion of construction.

         For development projects that have material continuing post-closing involvement, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. These project-wide costs typically include land, grading, roads, water and sewage systems, landscaping and project amenities.

         Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences operations; this is typically when the investee has other-than-ancillary revenue generation.

         Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term and long-term borrowings approximate their carrying values.

         Real Estate Assets: Real estate is carried at the lower of cost or fair value. Fair values generally are determined using the expected market value for the property, less sales costs. For residential units and lots held for sale, market value is determined by reference to the sales of similar property, market studies, tax assessments, and cash flows. For commercial property, market value is determined using recent comparable sales, tax assessments, and cash flows. A large portion of the Company's real estate is undeveloped land located in the State of Hawaii on the islands of Maui and Kauai. The cost basis of the Company's undeveloped land on Maui and Kauai, excluding the recently acquired Wailea property, is about $150 per acre, a value much lower than fair value.

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

         Goodwill and Intangible Assets: Goodwill and intangibles are recorded on the Balance Sheets as other non-current assets. The Company is required to conduct an annual review of goodwill and intangible assets for potential impairment. Goodwill impairment testing requires a comparison between the carrying value and fair value of a reportable goodwill asset. If the carrying value exceeds the fair value, goodwill is considered impaired. The amount of the impairment loss is measured as the difference between the carrying value and the implied fair value of the goodwill, which is determined using estimated discounted cash flows. Impairment testing for non-amortizable intangible assets requires a comparison between fair value and carrying value of the intangible asset. If the carrying value exceeds fair value the intangible asset is considered impaired and is reduced to fair value. In 2005, the Company did not record a charge to earnings for an impairment of goodwill or other intangible assets as a result of its annual review. At December 31, 2005 and 2004, the unamortized amount of goodwill and other intangible assets totaled $10 million and $8 million, respectively.

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

         Real Estate Sales Revenue Recognition: Sales are recorded when the risks and benefits of ownership have passed to the buyers (generally on closing dates), adequate down payments have been received, and collection of remaining balances is reasonably assured. For development projects, including Kukui`ula, that have material continuing post-closing involvement and for which total revenue and capital costs are estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost. This generally results in a stabilized gross margin percentage, but requires judgments and estimates.

         Real Estate Leasing Revenue Recognition: Rental revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as "rent holidays"). Differences between revenue recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized in accordance with Staff Accounting Bulletin 101, which states that this income is to be recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

                                               2005        2004         2003
                                               ----        ----         ----

Stock volatility                               22.2%       22.8%        24.4%
Expected term from grant date (in years)        6.4         5.8          5.2
Risk-free interest rate                         4.0%        3.6%         3.3%
Dividend yield                                  2.2%        2.1%         2.7%

         Based upon the above assumptions, the computed annual weighted average fair values of employee stock options granted during 2005, 2004, and 2003 were $10.18, $7.44, and $5.21, respectively, per option.

         Had compensation cost for the stock options been based on the estimated fair values at grant dates, the Company's pro forma net income and net income per share in each of the three years ended December 31, 2005, would have been as follows (in millions, except per share amounts):

                                                 2005              2004              2003
                                                 ----              ----              ----
Net Income:
  As reported                                  $   126           $   101           $    81
  Stock-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects             (2)               (2)               (1)
                                               -------           -------           -------
  Pro forma                                    $   124           $    99           $    80
                                               =======           =======           =======

Net Income Per Share:
  Basic, as reported                           $  2.89           $  2.37           $  1.95
  Basic, pro forma                             $  2.85           $  2.33           $  1.93
  Diluted, as reported                         $  2.86           $  2.33           $  1.94
  Diluted, pro forma                           $  2.82           $  2.30           $  1.91

         Basic and Diluted Earnings per Share of Common Stock: Basic Earnings per Share is determined by dividing Net Income by the weighted-average common shares outstanding during the year. The calculation of Diluted Earnings per Share includes the dilutive effect of unexercised options to purchase the Company's stock. Total shares considered antidilutive and that were not included in the computation of diluted earnings per share for 2003 were 508,000. The shares for 2005 and 2004 were not significant.

                                                 2005      2004      2003
                                                 ----      ----      ----
Effect on average shares outstanding of
assumed exercise of stock options (in
millions of shares):
  Average number of shares
     outstanding                                 43.6      42.6      41.6
  Effect of assumed exercise of
     outstanding stock options                    0.4       0.6       0.3
                                                 ----      ----      ----
  Average number of shares
     outstanding after assumed
     exercise of stock options                   44.0      43.2      41.9
                                                 ====      ====      ====


         Income Taxes: Significant judgment is required in determining the Company's tax liabilities in the multiple jurisdictions in which the Company operates. Income taxes are reported in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the statement of operations and/or balance sheet.

         The Company has not recorded a valuation allowance. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

         The Company's income tax provision is based on calculations and assumptions that are subject to examination by different tax authorities. The Company establishes accruals for certain tax contingencies and interest when, despite the belief that the Company's tax return positions are properly supported, the Company believes certain positions are likely to be challenged and that the Company's positions may not be fully sustained. The tax contingency accruals are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and the expiration of statutes of limitations. If events occur and the payment of these amounts proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period it is determined the liabilities are no longer necessary. If the Company's estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

         Comprehensive Income: Comprehensive Income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Other Comprehensive Income (Loss) includes the minimum pension liability adjustments (see Note 11) and gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 9). Comprehensive Income is not used in the calculation of Earnings per Share.

         Environmental Costs: Environmental expenditures are recorded as a liability and charged to operating expense when the obligation is probable and the remediation cost is estimable. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as "held for sale." The amounts of capitalized environmental costs were not material at December 31, 2005 or 2004.

         Use of Estimates: The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Future actual amounts could differ from those estimates.

         Impact of Newly Issued and Proposed Accounting Standards: In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004) "Share-Based Payment" ("SFAS No. 123R") as a revision of SFAS No 123, "Accounting for Stock-Based Compensation." SFAS No. 123R supersedes Accounting Principles Board Opinion ("APBO") No. 25, "Accounting for Stock issued to Employees and amends SFAS No. 95. "Statement of Cash Flows." SFAS No. 123R requires companies to measure the cost for all employee awards of equity instruments based on the fair value of the award on the grant-date and the estimated probability of the award actually vesting. This cost is then recognized over the period during which an employee is required to provide service in exchange for the award or over the period in which performance based measures are achieved. Pro forma disclosure of the effects of equity based awards is not an alternative once the new standard is adopted.

         The Company adopted SFAS No. 123R effective January 1, 2006 using the "modified prospective" method. Following this method, compensation costs are recognized for all share-based payments granted after January 1, 2006 and for the portions of share-based awards that had not vested as of January 1, 2006. The after-tax annual effect of adopting this standard would have been approximately $2 million in 2005.

         In February 2006, the FASB amended SFAS No. 123R to stipulate that companies must assess the probability of contingent cash settlement events in determining the classification of equity instruments such as stock options. If cash settlement is outside of a company's control and is probable of occurrence, the instruments are treated as a liability and adjusted to market value at each reporting date. If cash settlement is not probable, then the instruments are treated as equity. The Company has contracts with certain of its management that require cash settlement of options to purchase shares of the Company's stock in the event of a change in control. The Company has determined that a change in control is not probable and will classify these stock options in accordance with Accounting Series Release No. 268.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This standard clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage, requiring that, under some circumstances, these costs should be treated as period charges. This standard is effective for reporting periods beginning after June 15, 2005. This standard did not affect the consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." This standard addresses the accounting for reciprocal transfers of non-monetary assets and is effective for reporting periods beginning after June 15, 2005. This standard did not affect the consolidated financial statements.

         Rounding: Amounts in the Consolidated Financial Statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on un-rounded amounts. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.       ACQUISITIONS

         In December 2004, Matson Integrated Logistics, Inc. ("MIL"), a subsidiary of Matson Navigation Company, Inc., acquired certain assets, obligations and contracts of Aquitaine Assets LLC, ("AQ") for approximately $3 million plus a percentage of annual earnings over five years. Headquartered in Houston, Texas, AQ provides comprehensive highway, intermodal and logistics services. The purchase agreement contains an earn-out provision based on the EBITDA generated by the acquired assets though 2009. No debt was assumed in connection with the acquisition.

3.       SUBSEQUENT EVENTS

         In January and February of 2006, the Company received approximately $61 million of cash from Hokua LLC, a limited liability company in which A&B is an investor. As this venture winds down its affairs, distributions of the remaining cash are expected to be made to the partners. These distributions are not expected to be material.

         In February 2006, the Company executed a commitment letter with Prudential Investment Management, Inc. to borrow up to $150 million in unsecured senior term notes and to enter into a three-year uncommitted private shelf agreement that would allow the Company to borrow an amount not to exceed the net of $400 million less the then total outstanding principal balances owed to Prudential. This commitment is subject to certain conditions, due diligence, completion of documentation, agreement on terms, and various approvals. The Company currently intends to borrow, under this facility, $50 million in late 2006 and $75 million during the first half of 2007.

4.       DISCONTINUED OPERATIONS

         During 2005, the sales of two office buildings in Honolulu for $26 million, one warehouse/distribution complex in Ontario, California, for $18 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6 million, and the fee interest in a parcel in Maui were considered discontinued operations. Additionally, the revenue and expenses of an office building in Wailuku, Maui and three parcels on Maui have been classified as discontinued operations even though the Company had not sold the properties by the end of 2005. The three parcels were sold in January 2006.

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

         The revenue, operating profit, income tax expense and after-tax effects of these transactions for the three years ended December 31, 2005, were as follows (in millions, except per share amounts):


                                2005               2004                2003
                                ----               ----                ----

Sales Revenue                  $    50            $     1            $    37
Leasing Revenue                $     6            $     9            $    10
Sales Operating Profit         $    14            $     2            $    18
Leasing Operating Profit       $     2            $     3            $     4
Income tax expense             $     6            $     2            $     8
After-tax Earnings             $    10            $     3            $    14
Basic Earnings Per Share       $  0.23            $  0.08            $  0.33
Diluted Earnings Per Share     $  0.23            $  0.07            $  0.33

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

5.       IMPAIRMENT AND DISPOSAL OF INVESTMENTS

         Through August 8, 2005, the Company held common and preferred stock holdings in C&H Sugar Company Inc. ("C&H"). As a result of operating losses and declining cash flows at C&H, combined with adverse market changes, the Company concluded in 2003 that C&H's estimated future earnings and cash flows would not allow recovery of the carrying value of the investments. This loss in value was considered an "other than temporary" impairment condition; accordingly, the carrying values of the investments were written down by $8 million during the fourth quarter of 2003. During the second quarter of 2005, the Company recorded a $2 million loss in connection with the ultimate disposition of the investment in C&H in August 2005. The impairment charges were recorded as a separate line item in Operating Costs and Expenses in the Consolidated Statements of Income.

6.       INVESTMENTS IN AFFILIATES

         At December 31, 2005 and 2004, investments consisted principally of equity in affiliated companies, limited liability companies, and limited partnership interests. These investments are summarized, by industry, as follows (in millions):

                                                     2005            2004
                                                     ----            ----
          Equity in Affiliated Companies:
              Real Estate                          $   114         $    84
              Transportation                            40              23
              Food Products                             --               3
              Other                                     --               1
                                                   -------         -------
          Total Investments                        $   154         $   111
                                                   =======         =======


         Real Estate: The Company and its real estate subsidiaries have investments in nine joint ventures that operate and/or develop real estate. The Company does not have a controlling interest in any of these ventures and, accordingly, accounts for its investments in the real estate ventures using the equity method of accounting. The most significant of these investments includes Kukui`ula and Hokua.

         Kukui`ula is a joint venture that was formed in 2002 with an affiliate of DMB Associates, Inc., an Arizona-based developer, to develop a 1,000-acre master planned resort residential community located in Poipu, Kauai. The Company has a 50 percent voting interest in Kukui`ula and its equity ownership is tiered based on the venture achieving incremental traunches of profitability. When completed, the project will consist of approximately 1,200 high-end residential units. Offsite infrastructure construction commenced in June 2005, with the construction of the non-potable water system. Onsite infrastructure construction is expected to commence in the first quarter of 2006, with the construction of the Western Bypass Road, a major road serving the project. The Company's carrying value of the investment was $30.3 million and $43.3 million at the December 31, 2005 and 2004, respectively.

         In 2003, the Company entered into an operating agreement with MK Management LLC, for the joint development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story, 247-unit luxury residential condominium in Honolulu. The Company has a 50 percent voting interest in Hokua and its equity ownership is tiered based on the venture achieving incremental traunches of profitability. The Company's total investment in the venture was $40 million. The sales of all 247 residential units closed in January 2006, resulting in distributions to the Company in 2006 of $61 million in addition to cash distributions totaling $1 million prior to 2006, including a return of the Company's original $40 million investment. The Company's carrying value of the investment was $39.2 million and $48.1 million at December 31, 2005 and 2004, respectively.

         The Company's other joint ventures are described in Part I Items 1 and 2 and in Part II Item 7 of this Form 10-K.

         Transportation: Matson, a wholly owned subsidiary of the Company, is part owner of an LLC with SSA Marine Inc., named SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson's 35 percent minority interest is accounted for under the equity method of accounting. The "Cost of transportation services" included approximately $137 million, $130 million, and $130 million for 2005, 2004, and 2003, respectively, paid to this unconsolidated affiliate for terminal services.

         The Company's equity in earnings or (loss) of unconsolidated transportation affiliates of $17 million, $6 million and $4 million for 2005, 2004, and 2003, respectively, was included on the consolidated income statements with costs of transportation services because the affiliates are integrally related to the Company's ocean transportation operations since SSAT provides all terminal services to Matson for the U.S. West Coast and Sea Star was formed, in part, to charter vessels from the Company.

         In August 2004, Matson sold its 19.5 percent investment in Sea Star Line, LLC ("Sea Star") to another owner of Sea Star for approximately $7 million and recognized a gain of approximately $1 million.

         Food Products: On August 9, 2005, the Company sold its ownership interests in C&H, comprising approximately 36 percent of C&H's common voting stock, 40 percent of its junior preferred stock, and 100 percent of its senior preferred stock, for a nominal amount. Prior to this sale, the Company recorded, in 2005, a loss of $2.3 million to write down the investment to the value expected to be received upon its ultimate disposition. Approximately 90 percent of the Company's Maui sugar production is sold to C&H through an intermediary raw sugar marketing and transportation cooperative, HS&TC. The Company had an obligation to provide a security deposit for self-insurance workers' compensation claims incurred by C&H employees prior to December 24, 1998. This $3.2 million obligation was eliminated in November 2005, when C&H and its new parent company posted a replacement security deposit with the State of California.

         Other: Other investments are principally investments in limited partnerships that are recorded at the lower of cost or fair value. The values of these investments are assessed annually.

7.       PROPERTY

         Property on the Consolidated Balance Sheets includes the following (in millions):

                                                                   2005                2004
                                                                   ----                ----

         Vessels                                                $   1,000           $     848
         Machinery and equipment                                      517                 504
         Buildings                                                    359                 337
         Land                                                         158                 138
         Water, power and sewer systems                               102                  99
         Other property improvements                                   86                  70
                                                                ---------           ---------
                 Total                                              2,222               1,996
         Less accumulated depreciation and amortization               933                 863
                                                                ---------           ---------
                 Property - net                                 $   1,289           $   1,133
                                                                =========           =========

8.       CAPITAL CONSTRUCTION FUND

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

         Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2005, the oldest CCF deposits date from 2005. Management believes that all amounts on deposit in the CCF at the end of 2005 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

         Under the terms of the CCF agreement, Matson may designate certain qualified earnings as "accrued deposits" or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the Consolidated Balance Sheets either as obligations of the Company's current assets or as receivables from the CCF. At December 31, 2005, the Company has accrued a $1 million withdrawal from the CCF.

         The Company has classified its investments in the CCF as "held-to-maturity" and, accordingly, has not reflected temporary unrealized market gains and losses on the Consolidated Balance Sheets or Consolidated Statements of Income. The long-term nature of the CCF program supports the Company's intention to hold these investments to maturity.

         At December 31, 2005 and 2004, the balances on deposit in the CCF are summarized as follows (in millions):

                                                        2005                         2004
                                               ---------------------        ----------------------
                                               Amortized       Fair         Amortized        Fair
                                                 Cost          Value          Cost           Value


Mortgage-backed securities                       $   1         $   1          $   3          $   3
Cash and cash equivalents                           93            93             22             22
Accrued (withdrawals)  deposits, net                (1)           (1)            15             15
                                                 -----         -----          -----          -----
Total                                            $  93         $  93          $  40          $  40
                                                 =====         =====          =====          =====

         Fair value of the mortgage-backed securities was determined based on identical or substantially similar security values. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $0.1 million in 2005, $0.4 million in 2004, and $0.8 million in 2003, on its investments in mortgage-backed securities. The fair values of the cash and cash equivalents, comprised principally of commercial paper and money market funds, are based on quoted market prices. These investments mature on or before February 23, 2006.

9.       NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2005 and 2004, notes payable and long-term debt consisted of the following (in millions):

                                                2005              2004
                                                ----              ----
Revolving Credit loans, 2005 high 4.6%,
low 2.95%                                           --          $     7
Title XI Bonds:
    5.27%, payable through 2029                $    53               55
    5.34%, payable through 2028                     51               53
Term Loans:
    4.79%, payable through 2020                    102               --
    4.10%, payable through 2012                     35               35
    7.43%, payable through 2007                     15               22
    7.55%, payable through 2009                     15               15
    7.42%, payable through 2010                     14               17
    4.31%, payable through 2010                     13               15
    7.43%, payable through 2007                     10               15
    6.20%, payable through 2013                     11               --
    7.57%, payable through 2009                      8               11
                                               -------          -------
Total                                              327              245
Less current portion                                31               31
                                               -------          -------
Long-term debt                                 $   296          $   214
                                               =======          =======

         Long-term Debt Maturities: At December 31, 2005, maturities of all long-term debt during the next five years are $31 million in each of 2006 and 2007, $32 million in each of 2008 and 2009, and $31 million in 2010.

         Revolving Credit Facilities: The Company has a $200 million revolving credit and term loan agreement with six commercial banks that expires in January 2008. Any revolving loan outstanding on the maturity date may be converted into a one-year term loan that would be payable in four equal quarterly installments. Interest on amounts borrowed carry interest at London Interbank Offered Rate ("LIBOR") plus 0.475 percent. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2005 and 2004, no amounts were outstanding under this agreement.

         The Company has a $78.5 million uncommitted short-term revolving credit agreement with First Hawaiian Bank, which is also the agent for the previously noted $200 million revolving credit facility. The agreement extends to January 2007, but may be canceled by the bank or the Company with due notice. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $200 million multi-bank facility and by letters of credit issued under the $78.5 million uncommitted facility. At December 31, 2005, no amounts were outstanding under the facility, but $2 million in letters of credit had been issued against the line. At December 31, 2004, $7 million was outstanding. Amounts drawn on this facility are classified as current, unless the Company intends to move the drawn amount to another facility that is classified as long term. For sensitivity purposes, if the $200 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2005 year-end would have been $23 million.

         In June 2005, Matson executed a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. This financing is for the planned purchase, in 2006, of a new containership, the MV Maunalei. The facility provides for a 10-year commitment beginning with the June 2005 execution of the agreement, but funding will not occur until the containership is delivered in 2006. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The interest rate for the facility is 0.375 percent over LIBOR the first five years. For the remaining term, the interest rate is 0.450 percent over LIBOR.

         Matson has a $30 million revolving credit and term loan agreement with Wells Fargo Bank, National Association that extends to September 30, 2009, including a one-year term option. Any revolving loan outstanding on the maturity date may be converted into a one-year term loan that would be payable in four equal quarterly installments. Interest on amounts borrowed carry interest at LIBOR plus 0.475 percent. The agreement contains certain restrictive covenants, the most significant of which requires that Matson maintain a minimum tangible net worth of not less than $250 million or 65 percent of the tangible net worth at the beginning of the most recent fiscal year and the maintenance of an interest coverage ratio of 2:1. At December 31, 2005 and 2004, no amounts were outstanding under this agreement.

         Matson has a $50 million revolving credit and term loan agreement with Bank of America, N.A. that expires in December 2006. Interest on amounts borrowed carry interest at LIBOR plus 0.475 percent. The agreement contains certain restrictive covenants, the most significant of which requires that Matson maintain a minimum tangible net worth of not less than $250 million or 65 percent of the tangible net worth at the beginning of the most recent fiscal year and the maintenance of an interest coverage ratio of 2:1. At December 31, 2005 and 2004, no amounts were outstanding under this agreement.

         The unused borrowing capacity under all revolving credit facilities as of December 31, 2005 totaled $301 million. This amount excludes the $105 million that will become available to the Company in the third quarter of 2006 with the delivery of the MV Maunalei.

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

         Unsecured Private Shelf Agreements: At December 31, 2005, the Company had a private shelf agreement for $75 million under which no amounts had been drawn. The agreement expires in March 2006 and is expected to be replaced with the agreement that is described in Note 3.

         Vessel Secured Term Debt: In May 2005, Matson entered into an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance (collectively and individually "Prudential") for $120 million. The agreement amended and superseded Matson's $65 million private shelf facility with Prudential that would have expired in June 2007, against which $15 million had been drawn and was outstanding at the date of the new agreement. Included in the agreement are Series A and Series B notes. Series A comprises the previously noted $15 million note and Series B comprises 15-year term notes totaling $105 million. Both series are secured by the MV Manulani, which was delivered to the Company in May 2005. The Series A note carries interest at 4.31 percent and has $13 million currently outstanding. The $105 million Series B notes carry interest at 4.79 percent and mature in May 2020.

         Real Estate Secured Term Debt: In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan carries interest at 6.2 percent and matures in October 2013.

          Interest Rate Hedging: To hedge the interest rate risk associated with obtaining financing for two vessels, the Company entered into two interest rate lock agreements with settlements corresponding to the 2003 and 2004 vessel delivery schedules. Under the agreements, the Company agreed to pay or receive an amount equal to the difference between the net present value of the cash flows for a notional principal amount of indebtedness based on the existing yield of a U.S. treasury bond at the date when the agreement is established and the date when the agreement is settled. The agreements were settled in 2003 and 2004 and the deferred gains or losses associated with the settlements are being amortized as adjustments to interest expense over the 25-year term of the underlying debt. These amounts were not material to consolidated interest expense.

10.      LEASES

         The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire between 2006 and 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $38 million, $29 million, and $29 million for the years ended December 31, 2005, 2004, and 2003, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under operating leases as of December 31, 2005 were as follows (in millions):

                                                       Operating
                                                         Leases
                                                       ---------

                   2006                                 $    19
                   2007                                      12
                   2008                                       9
                   2009                                       9
                   2010                                       8
                   Thereafter                                55
                                                        -------
                   Total minimum lease payments         $   112
                                                        =======

         The Company as Lessor: The Company leases land, buildings, land improvements, and three vessels under operating leases. The historical cost of and accumulated depreciation on leased property at December 31, 2005 and 2004 were as follows (in millions):

                                                  2005             2004
                                                  ----             ----

      Leased property - transportation           $   158          $   155
      Leased property - real estate                  560              513
      Less accumulated depreciation                 (170)            (153)
                                                 -------          -------
      Property under operating leases--net       $   548          $   515
                                                 =======          =======

         Total rental income under these operating leases for the three years ended December 31, 2005 was as follows (in millions):

                                                  2005              2004              2003
                                                  ----              ----              ----

     Minimum rentals                             $   112           $   109           $   107
     Contingent rentals (based on sales volume)        3                 2                 2
                                                 -------           -------           -------
     Total                                       $   115           $   111           $   109
                                                 =======           =======           =======

         Future minimum rentals on non-cancelable leases at December 31, 2005 were as follows (in millions):

                                            Operating
                                             Leases
                                            ---------

                     2006                    $    66
                     2007                         52
                     2008                         42
                     2009                         34
                     2010                         23
                     Thereafter                  138
                                             -------
                     Total                   $   355
                                             =======


11.      EMPLOYEE BENEFIT PLANS

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

         Asset Allocations, Investments and Plan Administration: The Company's weighted-average asset allocations at December 31, 2005 and 2004, and 2005 year-end target allocation, by asset category, were as follows:


                                            Target        2005        2004
                                            ------        ----        ----
Domestic equity securities                    60%          59%         61%
International equity securities               10%          14%         15%
Debt securities                               15%          12%         14%
Real estate                                   15%          12%         10%
Other and cash                                 --           3%          --
                                             ----         ----        ----
  Total                                      100%         100%        100%
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

         Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2005 and contributed approximately $5 million to its defined benefit pension plans in 2004. No contributions are expected to be required in 2006.

         Benefit Plan Assets and Obligations: The measurement date for the Company's benefit plan disclosures is December 31st each year. The status of the funded defined benefit pension plan, the unfunded accumulated post-retirement benefit plans, the accumulated benefit obligation, and assumptions used to determine benefit information at December 31, 2005, 2004, and 2003, is shown below (dollars in millions):

                                                      Pension Benefits                   Other Post-retirement Benefits
                                         ---------------------------------------     -------------------------------------
                                            2005           2004          2003          2005          2004          2003
                                            ----           ----          ----          ----          ----          ----
 Change in Benefit Obligation
 Benefit obligation at
   beginning of year                      $    274       $    262      $    289      $    54       $    49      $    47
 Service cost                                    6              6             6            1             1            1
 Interest cost                                  16             16            19            3             3            3
 Plan participants'
   contributions                                --             --            --            2             2            2
 Actuarial (gain) loss                          13              4             7            1             4            1
 Benefits paid                                 (15)           (14)          (16)          (5)           (5)          (5)
 Amendments                                     --             --            17           --            --           --
 Settlements                                    --             --           (60)          --            --           --
                                          --------       --------      --------      -------       -------      -------
 Benefit obligation at
   end of year                                 294            274           262           56            54           49
                                          --------       --------      --------      -------       -------      -------
 Change in Plan Assets
 Fair value of plan assets at
   beginning of year                           295            274           254
 Actual return on plan assets                   35             30            58
 Employer contribution                          --              5            --
 Benefits paid                                 (15)           (14)          (16)
 Settlements                                    --             --           (22)
                                          --------       --------      --------
 Fair value of plan assets
   at end of year                              315            295           274
                                          --------       --------      --------
 Prepaid (Accrued) Benefit Cost
 Funded status - Plan assets greater
   than  benefit obligation                     21             21            12          (56)          (54)         (49)
 Unrecognized net actuarial
   (gain) loss                                  46             46            52            6             6            2
 Unrecognized prior
   service cost                                  2              2             3           --            --           --
 Intangible asset                               --             --             1           --            --           --
 Minimum pension liability                      (1)            (4)           (6)          --            --           --
                                          --------       --------      --------      -------       -------      -------
 Prepaid (Accrued) benefit cost           $     68       $     65      $     62      $   (50)      $   (48)     $   (47)
                                          ========       ========      ========      =======       =======      =======
 Accumulated Benefit Obligation           $    265       $    248      $    234
                                          ========       ========      ========

 Weighted Average Assumptions:
   Discount rate                             5.75%          6.00%         6.25%        5.75%         6.00%        6.25%
   Expected return on plan assets            8.50%          8.50%         8.50%
   Rate of compensation increase             4.00%          4.00%         4.00%        4.00%         4.00%        4.00%
   Initial health care cost trend rate                                                 9.00%         9.00%        8.50%
   Ultimate rate                                                                       5.00%         5.00%        5.00%
   Year ultimate rate is reached                                                        2010          2009         2008

         The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One-, three-, and five-year pension returns were 12.4 percent, 15.7 percent, and 3.3 percent, respectively. The long-term average return has been approximately 10 percent. The actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

         The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2005 post-retirement obligations include the benefits of the Act's subsidy. These amounts are not material.

         The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2005 and 2004 is shown below (in millions):

                                             2005           2004
                                             ----           ----
Projected benefit obligation                $   35         $   53
Accumulated benefit obligation              $   30         $   47
Fair value of plan assets                   $   28         $   45

         Components of the net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2005, 2004, and 2003, are shown below (in millions):

                                                      Pension Benefits                Other Post-retirement Benefits
                                        ------------------------------------        ----------------------------------
                                        2005           2004            2003          2005           2004          2003
                                        ----           ----            ----          ----           ----          ----
Components of Net Periodic
Benefit Cost/(Income)
Service cost                            $    6         $    6         $    6         $     1      $     1         $     1
Interest cost                               16             16             19               3            3               3
Expected return on plan
  assets                                   (24)           (23)           (22)             --           --              --
Recognition of net (gain) loss               2              2              7               1           --              --
Amortization of prior
  service cost                              --              1              5              --           --              --
Recognition of settlement
  (gain)/loss                               --             --            (17)             --           --              --
                                        ------         ------         ------         -------      -------         -------
Net periodic benefit
  cost/(income)                         $   --         $    2         $   (2)        $     5      $     4         $     4
                                        ======         ======         ======         =======      =======         =======

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

         If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2005, 2004 and 2003, and the net periodic post-retirement benefit cost for 2005, 2004 and 2003, would have increased or decreased as follows (in millions):

                                                             Other Post-retirement Benefits
                                                                  One Percentage Point
                                    ---------------------------------------------------------------------------------
                                                  Increase                                     Decrease
                                     ----------------------------------          -----------------------------------

                                      2005          2004         2003             2005          2004          2003
                                      ----          ----         ----             ----          ----          ----

Effect on total of service and
    interest cost components         $     1      $    --        $   --          $   --        $   --         $   --
Effect on post-retirement
    benefit obligation               $     5      $     6        $    5          $   (4)       $   (5)        $   (4)


         Non-qualified Benefit Plans: The Company has non-qualified supple-mental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds, so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation, included with other non-current liabilities, relating to these unfunded plans, totaled $19 million at December 31, 2005 and 2004. These amounts include an additional minimum pension liability of $6 million. A 5.25 percent discount rate was used to determine the 2005 obligation. The expense associated with the non-qualified plans was $4 million, $3 million, and $7 million, for 2005, 2004 and 2003, respectively. The 2003 expense included settlement and special termination losses totaling $3 million. The 2004 expense included settlement losses totaling $600,000.

         Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):


                    Pension       Non-qualified    Post-retirement
      Year          Benefits      Plan Benefits        Benefits
      ----          --------      -------------        --------
      2006            $ 16           $   3               $  3
      2007              16               4                  3
      2008              16               1                  3
      2009              16               2                  4
      2010              17              11                  4
   2011-2015            96               7                 19


         Minimum Pension Liabilities: The Company has recorded minimum pension liabilities for its qualified and nonqualified plans as required by SFAS No. 87 representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The change in the unfunded accumulated benefit obligations was attributed primarily to fluctuations in the values of pension assets combined with a reduction in the discount rate assumption. The components for 2004 and 2005 were as follows (in millions):



                                                      Other Non-current
                              Other Non-current          Liabilities                                 Accumulated Other
                            Asset (unrecognized)         (additional                                   Comprehensive
                             prior service cost)      minimum liability)     Deferred Tax Asset        (Gain) / Loss
                           -----------------------    ------------------     ------------------      -----------------

December 31, 2003                $   1                     $  (9)                 $   3                   $   5
  Change                            (1)                       (3)                     2                       2
                                 -----                     -----                  -----                   -----
December 31, 2004                   --                       (12)                     5                       7
  Change                            --                         4                     (2)                     (2)
                                 -----                     -----                  -----                   -----
December 31, 2005                $  --                     $  (8)                 $   3                   $   5
                                 =====                     =====                  =====                   =====

         Multiemployer Plans: Matson participates in 13 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals $65 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $11 million in 2005, $9 million in 2004, and $5 million in 2003.

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

12.      INCOME TAXES

         The income tax expense on income from continuing operations for the three years ended December 31, 2005 consisted of the following (in millions):

                                                     2005              2004            2003
                                                     ----              ----            ----
      Current:
          Federal                                   $    5            $   64           $  43
          State                                          1                 6               3
                                                    ------            ------           -----
      Current                                            6                70              46
      Deferred                                          63               (11)             (6)
                                                    ------            ------           -----
      Total continuing operations tax expense       $   69            $   59           $  40
                                                    ======            ======           =====


         During 2005, Matson deposited $219 million of cash into the CCF and expects to receive the tax benefit on $204 million of this amount in 2005; the tax benefit on $15 million was recorded in 2004. For 2005, the current tax benefit from the $204 million of deposits was $78 million. This amount was included in deferred tax liabilities on the consolidated balance sheet at December 31, 2005. Additional information about the CCF is included in Note 8.

         Income tax expense for the three years ended December 31, 2005 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes, for the three years ended December 31, 2005 for the following reasons (in millions):


                                                     2005              2004            2003
                                                     ----              ----            ----

      Computed federal income tax expense           $   65            $   55           $  37
      State income taxes                                 3                 3               3
      Other--net                                         1                 1              --
                                                    ------            ------           -----
      Income tax expense                            $   69            $   59           $  40
                                                    ======            ======           =====

         Total State and Federal tax credits totaled $2 million, $1 million, and $2 million for 2005, 2004 and 2003, respectively. These comprised capital goods excise credits, research and experimental credits, enterprise zone credits, credits arising from the production of electricity from qualified facilities, rehabilitation credits for certified historic structures and investments in qualified high-tech investment tax credits.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

                                                                      2005                 2004
                                                                      ----                 ----
      Deferred tax assets:
        Capital loss carry-forward                                 $    12                   --
        Benefit plans                                                    6              $     5
        Insurance reserves                                              12                   11
        Joint ventures and other investments                                                  7
        Other                                                           15                   12
                                                                   -------              -------
      Total deferred tax assets                                         45                   35
                                                                   -------              -------

      Deferred tax liabilities:
          Basis differences for property and equipment                 263                  223
          Tax-deferred gains on real estate transactions               127                  118
          Capital Construction Fund                                     35                   15
          Joint ventures and other investments                          13                   --
          Other                                                          6                    8
                                                                   -------              -------
      Total deferred tax liabilities                                   444                  364
                                                                   -------              -------

      Net deferred tax liability                                   $   399              $   329
                                                                   =======              =======

         The realization of the deferred tax assets related to the capital loss carryover is dependent upon the future generation of capital gains. Management considers projected future transactions and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will generate such gains before the capital loss carryover expires in 2010. Therefore, no valuation allowance was established for this deferred tax asset as of December 31, 2005.

         Examinations of the Company's federal income tax returns have been completed through 1999. The Internal Revenue Service may audit the Company's federal income tax returns for years subsequent to 2001. Additionally, the Company is routinely involved in state and local income tax audits. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax have been provided for adjustments that may be expected to result for these years.

         In 2003, the Company received non-taxable death benefit proceeds of approximately $1.4 million resulting in a one-time reduction of income tax expense. The Company's 2003 effective tax rate on continuing operations would have been 37.3 percent, excluding this item.

         In 2005, 2004, and 2003, income tax benefits attributable to employee stock option transactions of $4 million, $6 million and $2 million, respectively, were not included in the tax provision, but were charged directly to stockholders' equity.

13.      STOCK OPTIONS AND RESTRICTED STOCK

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

         Restricted Stock: The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee that administers the plans. During 2005, 132,600 shares were issued at a value of $44.45 per share. These shares vest ratably over three years. All 132,600 shares were outstanding at December 31, 2005. During 2004, 66,100 shares were issued at a value of $33.51 per share. These shares vest ratably over five years. 51,720 shares were outstanding at December 31, 2005. Compensation expense is being recognized in earnings during the vesting period.

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

         Changes in shares and the weighted average exercise prices for the three years ended December 31, 2005, were as follows (shares in thousands):


                                Employee Plans                Directors' Plans
                            ----------------------        -------------------------                       Weighted
                                                            1998           1989                           Average
                              1998          1989          Directors'     Directors'       Total           Exercise
                              Plan          Plan             Plan           Plan         Shares            Price
                              ----          ----          ----------     ----------      ------           --------

December 31, 2002              1,739          1,210             96           126            3,171          $ 24.84
Granted                          426             --             24            --              450          $ 26.16
Exercised                       (274)          (690)           (24)          (27)          (1,015)         $ 24.48
Canceled                         (54)           (61)            (3)          (12)            (130)         $ 24.61
                            --------       --------         ------        ------        ---------
December 31, 2003              1,837            459             93            87            2,476          $ 25.23
Granted                          351             --             64            --              415          $ 33.47
Exercised                       (759)          (363)            (6)          (28)          (1,156)         $ 24.78
Canceled                         (11)            (1)            --            --              (12)         $ 24.02
                            --------       --------         ------        ------        ---------
December 31, 2004              1,418             95            151            59            1,723          $ 27.61
Granted                          196             --             72            --              268          $ 43.35
Exercised                       (420)           (57)            (7)          (17)            (501)         $ 25.55
Canceled                          (4)            --             --            --               (4)         $ 26.01
                            --------       --------         ------        ------        ---------
December 31, 2005              1,190             38            216            42            1,486          $ 31.16
                            ========       ========         ======        ======        =========

Exercisable                      626             38             93            42              799          $ 27.15
                            --------       --------         ------        ------        ---------

         As of December 31, 2005, the Company had reserved 1,558,048 and 235,906 shares of its common stock for the issuance of options under the 1998 Plan and 1998 Directors' Plan, respectively. Additional information about stock options outstanding as of 2005 year-end is summarized below (shares in thousands):


                                            Weighted                                                   Weighted
                         Shares             Average             Weighted            Shares             Average
 Range of              Outstanding         Remaining            Average          Exercisable           Price of
 Exercise                 as of           Contractual           Exercise            as of            Exercisable
  Price                12/31/2005            Years                Price           12/31/2005           Options
  -----                ----------            -----                -----           ----------           -------

$20.01 - 23.00               86                3.6               $ 21.03                86              $ 21.03
$23.01 - 26.00               52                2.0               $ 24.07                52              $ 24.07
$26.01 - 29.00              675                5.8               $ 26.87               536              $ 27.08
$29.01 - 32.00               28                4.3               $ 30.47                22              $ 30.29
$32.01 - 35.00              376                8.0               $ 33.47               103              $ 33.47
$35.01 - 44.45              269                9.1               $ 43.35                --                  --
                          -----                                                      -----
$ 0.00 - 44.45            1,486                6.7               $ 31.16               799              $ 27.15
                          =====                                                      =====

14.      COMMITMENTS, GUARANTEES, CONTINGENCIES AND RELATED PARTY TRANSACTIONS

         Commitments, Guarantees and Contingencies: Commitments, excluding the operating and capital lease commitments that are described in Note 10, that were in effect at December 31, 2005 included the following (in millions):

                  Arrangement                           2005
                  -----------                           ----

Capital appropriations                       (a)       $   582
Guarantee of HS&TC debt                      (b)       $     1
Guarantee of Hokua debt                      (c)       $    15
Standby letters of credit                    (d)       $    16
Bonds                                        (e)       $     8
Benefit plan withdrawal obligations          (f)       $    65


         (a) At December 31, 2005, the Company and its subsidiaries had an unspent balance of total appropriations for capital expenditures of approximately $582 million. These expenditures are primarily for a new vessel, real estate developments, vessel maintenance, containers and operating equipment and vessel modifications. There are, however, no contractual obligations to spend the entire amount. Of this amount, approximately $391 million is expected to be spent during 2006, $165 million during 2007 and $26 million during 2008. The Company's internal cash flows, existing credit lines and a new credit line that was discussed above are expected to be sufficient to finance these capital needs. The actual payments for the capital expenditures could be different than the amounts noted above; that difference could be significantly larger or smaller than indicated.

         (b) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"); the Company is a member of HS&TC. Under normal circumstances the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day payment terms. As of December 31, 2005, approximately $1 million was outstanding on the facility.

         (c) At December 31, 2005, A&B Properties, Inc. ("Properties") had a limited loan guarantee equal to the lesser of $15 million or
                15.5 percent of the outstanding balance of the construction loan for the Hokua condominium project, in which Properties is an investor. The outstanding balance of the venture's construction loan at December 31, 2005 was $100 million. However, with the closing of 247 residential units on January 11, 2006, the construction loan was paid off on that date.

         (d) At December 31, 2005, the Company has arranged for standby letters of credit totaling $16 million. This includes letters of credit, totaling approximately $14 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The balance includes approximately $2 million for insurance-related matters, principally in the Company's real estate business.

         (e) Of the $8 million in bonds outstanding at December 31, 2005, $6 million is for customs bonds, $1 million relates to real estate construction projects in Hawaii and $1 million of bonds are for ocean transportation matters.

         (f) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of those plans.

         Certain of the businesses in which the Company holds non-controlling investments have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment. For certain real estate joint ventures, the Company may also be obligated to perform work through bond indemnifications and/or commitments to complete construction of the real estate development if the joint venture does not perform. These investments are described in Note 6.

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

         After HC&S self-reported, in 2001, to the State of Hawaii Department of Health ("DOH") possible violations of state and federal air pollution control regulations relating to a boiler at its Maui sugar mill, the DOH issued a notice of violation and proposed penalty of approximately $2 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the DOH in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. The amount of the penalty is being contested. The Company is continuing to engage in discussion with the DOH but a final determination of the matter has not yet been made. The Company believes that the resolution of this matter will not have a material effect on the Company's consolidated financial statements and that appropriate accruals for this matter have been recorded.

         Additionally, in late 2003 the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site. The Company has accrued an obligation of approximately $2.1 million for the estimated remediation costs.

         Other Contingencies: In February 2006, Matson's Long Beach terminal operator, SSAT (Long Beach) LLC, commenced negotiations of an amendment to its Preferential Assignment Agreement with the City of Long Beach that would include changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the proposed requirements, Matson would be required to install equipment on certain of its vessels to allow them to accept a shore-based electrical power source instead of using the vessel's diesel generators while in port, use low sulfur fuel, limit usage of the terminal by its steamships and take other actions designed to reduce emissions. Matson expects that it will be permitted to make the vessel modifications over time, following execution of the amendment and installation by the City of the required shoreside equipment. The cost of the modifications has not been accrued as an obligation because the amount, or range of amounts, cannot currently be estimated.

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

         Since the filing of the petition, the Company has been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. The administrative hearing process on the petition is continuing, no substantive progress was reached in 2005, and the Company continues to object to the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated. If the Company is not permitted to divert stream waters for its use, it would have a significant adverse effect on the Company's sugar-growing operations.

         In October 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against both an unrelated company and HC&S, to order the companies to leave all water of four streams on the west side of the island of Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, in June 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. No substantive progress was reached during 2005 for resolution of these petitions. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that it is currently diverting, it may have an adverse effect on the Company's sugar-growing operations.

         The Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with other claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

         Related Party Transactions: Notes 5 and 6 includes additional information about transactions with unconsolidated affiliates, which affiliates are/were also related parties, due to the Company's minority interest investments.

         C&H, an entity in which the Company had a minority ownership equity interest until August 9, 2005 (see Notes 5 and 6), is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires with the 2008 crop, C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The price that the Hawaii sugar growers receive for the sale of raw sugar is the C&H contract price, reduced for the operating, transportation and interest costs incurred by HS&TC, net of revenue generated by HS&TC for charter voyages. Revenue from raw sugar sold to HS&TC was $59 million, $63 million, and $71 million, during 2005, 2004, and 2003, respectively. At December 31, 2005, 2004 and 2003, the Company had amounts receivable from HS&TC of $1 million, $10 million and $9 million, respectively.

15.      INDUSTRY SEGMENTS

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

         The Transportation industry is comprised of two segments. Ocean Transportation carries freight between various U.S. Pacific Coast, major Hawaii ports, Guam and other Pacific ports; holds investments in ocean transportation entities that are considered integral to its operations and terminal service businesses (see Note 6); and provides terminal, stevedoring and container equipment management services in Hawaii. The Company began carrying cargo from two ports in China to Los Angeles in February 2006. The operating results for the China Long Beach Express Service are expected to be included with the Ocean Transportation segment. Logistics Services provides intermodal and motor carrier services and provides logistics services in North America.

         The Real Estate industry is comprised of two segments operating in Hawaii and on the U.S. mainland. Property Leasing owns, operates, and manages commercial properties. Property Development and Sales develops and sells commercial and residential properties. When property that was previously leased is sold, the revenue and operating profit are included with this later segment.

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

         Industry segment information for each of the three years ended December 31, 2005 is summarized below (in millions):

For the Year                                      2005             2004            2003
                                                  ----             ----            ----
Revenue:
  Transportation:
       Ocean transportation                     $    878.3      $    850.1       $    776.3
       Logistics services                            431.6           376.9            237.7
   Real Estate:
       Leasing                                        89.7            83.8             80.3
       Sales                                         148.9            82.3             63.8
       Less amounts reported in discontinued
            operations(1)                            (56.5)          (10.3)           (47.3)
   Food Products                                     123.2           112.8            112.9
   Reconciling Items (2)                              (8.4)           (6.5)             --
                                                ----------      ----------       ----------
           Total revenue                        $  1,606.8      $  1,489.1       $  1,223.7
                                                ==========      ==========       ==========
Operating Profit:
   Transportation:
       Ocean transportation                     $    128.0      $    108.3       $     93.2
       Logistics services                             14.4             8.9              4.3
   Real Estate:
       Leasing                                        43.7            38.8             37.0
       Sales                                          44.1            34.6             23.9
       Less amounts reported in discontinued
            operations(1)                            (16.5)           (5.0)           (22.3)
   Food Products                                      11.2             4.8              5.1
                                                ----------      ----------       ----------
           Total operating profit                    224.9           190.4            141.2
   Write-down of long-lived assets(3)                 (2.3)            --              (7.7)
   Interest expense, net(4)                          (13.3)          (12.7)           (11.6)
   General corporate expenses                        (24.1)          (20.3)           (15.2)
                                                ----------      ----------       ----------
           Income from continuing operations
           before income taxes                  $    185.2      $    157.4       $    106.7
                                                ==========      ==========       ==========
Identifiable Assets:
   Transportation(6)                            $  1,183.3      $    953.4       $    981.9
   Real Estate(7)                                    705.9           661.0            612.8
   Food Products                                     159.0           152.8            154.4
   Other                                              22.7            11.0             10.5
                                                ----------      ----------       ----------
           Total assets                         $  2,070.9      $  1,778.2       $  1,759.6
                                                ==========      ==========       ==========
Capital Additions:
   Transportation(6)                            $    175.2      $    128.7       $    133.4
   Real Estate(5), (7)                                79.0            10.9            107.7
   Food Products                                      13.0            10.2             12.6
   Other                                               1.4             1.4              1.7
                                                ----------      ----------       ----------
           Total capital additions              $    268.6      $    151.2       $    255.4
                                                ==========      ==========       ==========
Depreciation and Amortization:
   Transportation(6)                            $     60.9      $     58.0       $     51.9
   Real Estate(1), (7)                                12.5            12.3             11.3
   Food Products                                       9.4             9.0              8.2
   Other                                               0.5             0.4              0.3
                                                ----------      ----------       ----------
           Total depreciation and
           amortization                         $     83.3      $     79.7       $     71.7
                                                ==========      ==========       ==========

(1) Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 4 for additional information.
(2) Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.
(3) The 2005 and 2003 write-downs were for an "other than temporary" impairment in the Company's investment in C&H. The Company's investment in C&H was sold on August 9, 2005 at the then approximate carrying value.
(4) Includes Ocean Transportation interest expense of $9.6 million for 2005, $5.7 million for 2004, and $2.6 million for 2003. Substantially all other interest expense was at the parent company.
(5) Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.
(6) Includes both Ocean Transportation and Logistics Services. Assets for Logistics Services comprise less than one percent of the total assets for the transportation industry.
(7) Includes Leasing, Sales and Development activities.

16.      QUARTERLY INFORMATION (Unaudited)

         Segment results by quarter for 2005 are listed below (in millions, except per-share amounts):

                                                                                      2005
                                                          ------------------------------------------------------------
                                                              Q1               Q2             Q3               Q4
                                                          ----------       ----------     ----------       ----------

Revenue:
     Transportation:
         Ocean transportation                             $     206.2      $    221.0     $     227.5       $    223.6
         Logistics services                                      96.1           106.6           108.5            120.4
     Real Estate:
         Leasing                                                 21.9            21.3            23.3             23.2
         Sales                                                   45.9            14.6            61.7             26.7
         Less amounts reported in discontinued
             operations (1)                                     (26.4)           (1.9)           (1.7)           (26.5)
     Food Products                                               22.4            32.2            34.6             34.0
     Reconciling Items (2)                                       (1.5)           (1.9)           (2.1)            (2.9)
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     364.6      $    391.9     $     451.8       $    398.5
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      29.7      $     38.7     $      36.8       $     22.8
         Logistics services                                       3.0             3.6             3.5              4.3
     Real Estate:
         Leasing                                                 10.7            10.5            11.4             11.1
         Sales                                                   16.5             4.8            15.6              7.2
         Less amounts reported in discontinued
             operations(1)                                       (7.0)           (0.7)           (0.7)            (8.1)
     Food Products                                                9.0             0.3            (0.1)             2.0
                                                          -----------      ----------     -----------       ----------
         Total operating profit                                  61.9            57.2            66.5             39.3
Write-down of Long-lived Assets                                  --              (2.2)           (0.1)            --
Interest Expense                                                 (2.8)           (3.0)           (4.1)            (3.4)
General Corporate Expenses                                       (5.3)           (5.2)           (5.8)            (7.8)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          53.8            46.8            56.5             28.1
     Income taxes                                               (20.4)          (17.8)          (21.4)            (9.8)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                33.4            29.0            35.1             18.3
Discontinued Operations(1)                                        4.3             0.4             0.4              5.1
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      37.7      $     29.4     $      35.5       $     23.4
                                                          ===========      ==========     ===========       ==========

Earnings Per Share:
     Basic                                                $      0.87      $     0.67     $      0.81       $     0.54
     Diluted                                              $      0.86      $     0.66     $      0.81       $     0.53


(1) See Note 4 for discussion of discontinued operations.
(2) Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.


         Segment results by quarter for 2004 are listed below (in millions, except per-share amounts):

                                                                                     2004
                                                          ------------------------------------------------------------

                                                              Q1               Q2             Q3                Q4
                                                          ----------       ----------     ----------        ----------

Revenue:
     Transportation:
         Ocean transportation                             $     196.5      $    208.1     $     215.0       $    230.5
         Logistics services                                      74.1            93.5            99.5            109.8
     Real Estate:
         Leasing                                                 20.8            20.4            20.9             21.7
         Sales                                                   40.1            28.3            11.6              2.3
         Less amounts reported in discontinued
             operations (1)                                      (2.2)           (3.3)           (2.3)            (2.5)
     Food Products                                               13.4            28.9            38.3             32.2
     Reconciling Items (2)                                       (1.5)           (1.7)           (1.8)            (1.5)
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     341.2      $    374.2     $     381.2       $    392.5
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      18.6      $     31.4     $      33.0       $     25.3
         Logistics services                                       1.0             2.6             2.2              3.1
     Real Estate:
         Leasing                                                  9.5             9.2            10.1             10.0
         Sales                                                   19.0            13.4             2.5             (0.3)
         Less amounts reported in discontinued
             operations(1)                                       (1.1)           (1.9)           (1.0)            (1.0)
     Food Products                                                2.6             0.3             0.6              1.3
                                                          -----------      ----------     -----------       ----------
         Total operating profit                                  49.6            55.0            47.4             38.4
Interest Expense                                                 (3.3)           (3.2)           (3.1)            (3.1)
General Corporate Expenses                                       (4.1)           (4.8)           (5.3)            (6.1)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          42.2            47.0            39.0             29.2
     Income taxes                                               (15.8)          (18.1)          (14.8)           (11.1)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                26.4            28.9            24.2             18.1
Discontinued Operations(1)                                        0.7             1.2             0.6              0.6
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      27.1      $     30.1     $      24.8       $     18.7
                                                          ===========      ==========     ===========       ==========

Earnings Per Share:
     Basic                                                $      0.64      $     0.71     $      0.58       $     0.44
     Diluted                                              $      0.63      $     0.70     $      0.58       $     0.42

(1) See Note 4 for discussion of discontinued operations.
(2) Includes inter-segment revenue and interest income classified as revenue for segment reporting purposes.


17.      PARENT COMPANY CONDENSED FINANCIAL INFORMATION

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

         The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2005 and 2004 (in millions):

                                                                          2005                 2004
                                                                          ----                 ----
          ASSETS
          Current Assets:
             Cash and cash equivalents                                  $      7             $      1
             Accounts and notes receivable, net                               11                   13
             Real estate held for sale                                         6                    6
             Prepaid expenses and other                                       16                   11
                                                                        --------             --------
                Total current assets                                          40                   31
                                                                        --------             --------

          Investments:
             Subsidiaries consolidated, at equity                            879                  829
                                                                        --------             --------

          Property, at Cost                                                  395                  379
             Less accumulated depreciation and amortization                  192                  182
                                                                        --------             --------
                Property -- net                                              203                  197
                                                                        --------             --------
          Due from Subsidiaries                                               62                   44
                                                                        --------             --------
          Other Assets                                                        37                   29
                                                                        --------             --------

                Total                                                   $  1,221             $  1,130
                                                                        ========             ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Current portion of long-term debt                          $     18             $     24
             Accounts payable                                                  5                    5
             Income taxes payable                                              7                    7
             Other                                                            19                   18
                                                                        --------             --------
                Total current liabilities                                     49                   54
                                                                        --------             --------

          Long-term Debt                                                      83                   98
                                                                        --------             --------
          Other Long-term Liabilities                                         22                   22
                                                                        --------             --------
          Deferred Income Taxes                                               53                   52
                                                                        --------             --------

          Commitments and Contingencies

          Shareholders' Equity:
             Capital stock                                                    36                   35
             Additional capital                                              175                  150
             Accumulated other comprehensive loss                             (7)                  (9)
             Deferred compensation                                            (6)                  (2)
             Retained earnings                                               827                  741
             Cost of treasury stock                                          (11)                 (11)
                                                                        --------             --------
                Total shareholders' equity                                 1,014                  904
                                                                        --------             --------

                Total                                                   $  1,221             $  1,130
                                                                        ========             ========



         The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2005, 2004 and 2003 (in millions):


                                                                     2005               2004              2003
                                                                     ----               ----              ----
Revenue:
   Food products                                                  $      89          $      86          $      90
   Property leasing                                                      22                 21                 19
   Property sales                                                         3                  5                  2
   Interest and other                                                    14                  5                 13
                                                                  ---------          ---------          ---------
      Total revenue                                                     128                117                124
                                                                  ---------          ---------          ---------

Costs and Expenses:
   Cost of agricultural goods and services                               90                 86                 87
   Cost of property sales and leasing services                           10                  9                  8
   Selling, general and administrative                                   24                 20                 16
   Interest and other                                                     9                 10                 13
   Income taxes                                                          (8)               (11)                --
                                                                  ---------          ---------          ---------
      Total costs and expenses                                          125                114                124
                                                                  ---------          ---------          ---------

Income from Continuing Operations                                         3                  3                 --

Discontinued Operations, net of income taxes                              1                 --                 --
                                                                  ---------          ---------          ---------

Income Before Equity in Income
   of  Subsidiaries Consolidated                                          4                  3                 --

Equity in Income from Continuing Operations of
   Subsidiaries Consolidated                                            113                 95                 67

Equity in Income from Discontinued
   Operations of Subsidiaries Consolidated                                9                  3                 14
                                                                  ---------          ---------          ---------

Net Income                                                              126                101                 81

Other Comprehensive Income (Loss), net of income taxes                    2                 (1)                19
                                                                  ---------          ---------          ---------

Comprehensive Income                                              $     128          $     100          $     100
                                                                  =========          =========          =========



         The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 (in millions):


                                                                        2005               2004              2003
                                                                        ----               ----              ----

Cash Flows from Operations                                             $   29             $   34           $    19
                                                                       ------             ------           -------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (13)               (12)              (14)
   Proceeds from disposal of property and investments                       1                  6                 2
   Dividends received from subsidiaries                                    60                 40                40
                                                                       ------             ------           -------
   Net cash provided by investing activities                               48                 34                28
                                                                       ------             ------           -------

Cash Flows from Financing Activities:
   Decrease in intercompany payable                                       (19)               (15)              (62)
   Proceeds from (repayments of) long-term debt, net                      (24)               (38)               32
   Proceeds from issuance of capital stock                                 11                 26                20
   Repurchases of capital stock                                            --                 (2)               --
   Dividends paid                                                         (39)               (38)              (37)
                                                                       ------             ------           -------
   Net cash used in financing activities                                  (71)               (67)              (47)
                                                                       ------             ------           -------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                                     6                  1                --
   Balance, beginning of year                                               1                 --                --
                                                                       ------             ------           -------
   Balance, end of year                                                $    7             $    1           $    --
                                                                       ======             ======           =======

Other Cash Flow Information:
   Interest paid, net of amounts capitalized                           $   (7)            $   (9)          $    (9)
   Income taxes paid, net of refunds                                   $    3             $  (61)          $   (45)

Other Non-cash Information:
   Depreciation expense                                                $  (12)            $  (12)          $   (11)
   Tax-deferred property sales                                         $    3                 --                --
   Tax-deferred property purchases                                     $   (3)                --                --

         General Information: The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are described in Note 15, "Industry Segments." Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

         Long-term Debt: At December 31, 2005 and 2004, long-term debt consisted of the following (in millions):

                                                             2005              2004
                                                             ----              ----
Revolving Credit loans,  2005 high 4.6%, low 2.95%               --          $     7
Term Loans:
    4.10%, payable through 2012                             $    35               35
    6.20%, payable through 2013                                   3               --
    7.44%, payable through 2007                                  15               22
    7.55%, payable through 2009                                  15               15
    7.42%, payable through 2010                                  14               17
    7.43%, payable through 2007                                  10               15
    7.57%, payable through 2009                                   9               11
                                                            -------          -------
Total                                                           101              122
Less current portion                                             18               24
                                                            -------          -------
Long-term debt                                              $    83          $    98
                                                            =======          =======


         Long-term Debt Maturities: At December 31, 2005, maturities of all long-term debt during the next five years are $18 million annually from 2006 through 2009 and $17 million in 2010.

         Revolving Credit Facilities: The Company has a $200 million revolving credit and term loan agreement with six commercial banks that expires in January 2008. Any revolving loan outstanding on the maturity date may be converted into a one-year term loan that would be payable in four equal quarterly installments. Interest on amounts borrowed carry interest at London Interbank Offered Rate ("LIBOR") plus 0.475 percent. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of an interest coverage ratio of 2:1 and total debt to earnings before interest, depreciation, amortization, and taxes of 3:1. At December 31, 2005 and 2004, no amounts were outstanding under this agreement. When the Company does have outstanding balances on the credit line, the amounts are classified as non-current because the Company has the intent and ability to refinance the facility beyond twelve months.

         The Company has a $78.5 million uncommitted short-term revolving credit agreement with First Hawaiian Bank, which is also the agent for the above noted $200 million revolving credit facility. The agreement extends to January 2007, but may be canceled by the bank or the Company with due notice. The amount which the Company may draw under the facility is reduced by the amount drawn against the bank under the previously referenced $200 million multi-bank facility and by letters of credit issued under the $78.5 million uncommitted facility. At December 31, 2005, no amounts were outstanding under the facility, but $2 million in letters of credit had been issued against the line. At December 31, 2004, $7 million was outstanding. Amounts drawn on this facility are classified as current, unless the Company intends to move the drawn amount to another facility that is classified as long term. For sensitivity purposes, if the $200 million facility had been drawn fully, the amount that could have been drawn under the borrowing formula at 2005 year-end would have been $23 million.

         Unsecured Private Shelf Agreements: The Company has a private shelf agreement for $75 million that expires in March 2006. No amount had been drawn on this facility at December 31, 2005.

         Real Estate Secured Term Debt: In June 2005, the Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 24 percent of the Phoenix office building. At December 31, 2005, approximately $3 million of the $11 million was recorded on the parent company's books, consistent with ownership of the property. The property is jointly and severally owned by three Company entities.

         Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2005 and 2004 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

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

         B.  Internal Control over Financial Reporting

         (a) See page 50 for management's annual report on internal control over financial reporting.

         (b) See page 51 for attestation report of the independent registered public accounting firm.

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



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         A.  Directors

         For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 6, 2006 ("A&B's 2006 Proxy Statement"), which section is incorporated herein by reference.

         B.  Executive Officers

         The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of March 31, 2006, and present and prior positions with A&B and business experience for the past five years are given below.

         Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2006 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B's executive officers, and the Executive Severance Plan, see the subsections captioned "Change in Control Agreements" and "Executive Severance Plan" in A&B's 2006 Proxy Statement, which subsections are incorporated herein by reference.

James S. Andrasick (62)
         President and Chief Executive Officer of Matson, 7/02-present; Executive Vice President of A&B, 4/02-4/04; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; Senior Vice President of A&B, 6/00-4/02; first joined A&B or a subsidiary in 2000.

Christopher J. Benjamin (42)
         Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Vice President of A&B, 4/03-6/05; Director (Corporate Development & Planning) of A&B, 8/01-4/03; Vice President, ChannelPoint, Inc., 10/99-6/01.

Meredith J. Ching (49)
         Vice President (Government & Community Relations) of A&B, 10/92-present; Vice President (Government & Community Relations) of A&B-Hawaii, Inc. ("ABHI"), 10/92-12/99; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (53)
         Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03.

Matthew J. Cox (44)
         Executive Vice President and Chief Operating Officer, 7/05-present; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; Controller of Matson, 6/01-1/03; Executive Vice President and Chief Financial Officer, Distribution Dynamics, Inc., 8/99-6/01.

W. Allen Doane (58)
         President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-1/04; Vice Chairman of Matson, 12/98-7/02, 1/04-present; Executive Vice President of A&B, 8/98-10/98; Director of ABHI, 4/97-12/99; Chief Executive Officer of ABHI, 1/97-12/99; President of ABHI, 4/95-12/99; first joined A&B or a subsidiary in 1991.

G. Stephen Holaday (61)
         President, Agribusiness, 7/05-present; Plantation General Manager, Hawaiian Commercial & Sugar Company, 1/97-present; Vice President of A&B, 12/99-4/04; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

John B. Kelley (60)
         Vice President (Investor Relations) of A&B, 8/01-present; Vice President (Corporate Planning & Investor Relations) of A&B, 10/99-8/01; Vice President (Investor Relations) of A&B, 1/95-10/99; Vice President of ABHI, 9/89-12/99; first joined A&B or a subsidiary in 1979.

Stanley M. Kuriyama (52)
         Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; President and Chief Executive Officer, Land Group, 7/05-present; Vice President (Properties Group) of A&B, 2/99-4/04; Executive Vice President of ABHI, 2/99-12/99; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (40)
         Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Thomas A. Wellman (47)
         Vice President of A&B, 2/04-present; Controller of A&B, 1/96-present; Assistant Treasurer of A&B, 1/96-12/99, 6/00-2/04; Treasurer of A&B, 1/00-5/00, 2/04-present; Vice President of ABHI, 1/96-12/99; Controller of ABHI, 11/91-12/99; first joined A&B or a subsidiary in 1989.

Ruthann S. Yamanaka (52)
         Vice President (Human Resources) of A&B, 9/04-present; Senior Vice President of Hawaiian Airlines, Inc., 3/98-8/04.

         C.  Audit Committee Financial Experts

         For information about the Audit Committee Financial Experts, see the section captioned "Audit Committee Report" in A&B's 2006 Proxy Statement, which section is incorporated herein by reference.

         D.  Code of Ethics

         For information about A&B's Code of Ethics, see the subsection captioned "Code of Ethics" in A&B's 2006 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" in A&B's 2006 Proxy Statement, which section is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2006 Proxy Statement, which section and subsection are incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the subsection captioned "Certain Relationships and Transactions" in A&B's 2006 Proxy Statement, which subsection is incorporated herein by reference.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services appears in the section captioned "Ratification of Appointment of Independent Auditors" in A&B's 2006 Proxy Statement, which section is incorporated herein by reference.


                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

         3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as amended through January 26, 2006).

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

         (xx) Fourteenth Amendment dated October 31, 2005 to the Revolving Credit Agreement between Alexander & Baldwin, Inc. and First Hawaiian Bank, dated December 30, 1993 (Exhibit 10.a.(xx) to A&B's Form 10-Q for the quarter ended September 30, 2005).

         (xxi) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B's Form 10-Q for the quarter ended September 30, 1996).

         (xxii) First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B's Form 10-K for the year ended December 31,
         1998).

         (xxiii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001 (Exhibit 10.a.(xlvii) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxiv) Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xlviii) to A&B's Form 10-Q for the quarter ended June 30, 2001).

         (xxv) Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xlix) to A&B's Form 10-Q for the quarter ended June 30,
         2001).

         (xxvi) First Amendment dated July 12, 2004 to the Private Shelf Agreement between Matson Navigation Company, Inc. and Prudential Insurance Company of America, dated as of June 29, 2001 (Exhibit 10.a.(xxiv) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xxvii) Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.1 to A&B's Form 8-K dated May 19, 2005).

         (xxviii) First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (Exhibit 10.2 to A&B's Form 8-K dated May 19, 2005).

         (xxix) Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B's Form 10-Q for the quarter ended September 30, 2004).

         (xxx) Credit Agreement between Matson Navigation Company, Inc. and Bank of America, N.A., dated October 25, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxi) First Loan Modification Agreement dated December 15, 2004 to the Credit Agreement between Matson Navigation Company, Inc. and Bank of America. N.A., dated October 25, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxii) Loan Agreement between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of October 3, 2003 (Exhibit 10.a.(xxix) to A&B's Form 10-K for the year ended December 31,
         2004).

         (xxxiii) First Amendment to Loan Agreement and Second Modification to Promissory Note between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxiv) Revolving Line of Credit Note and Loan Agreement between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association dated September 30, 2005 (Exhibit 10.1 to A&B's Form 8-K dated September 30, 2005).

         (xxxv) Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.1 to A&B's Form 8-K dated June 28, 2005).

         (xxxvi) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Investment Management, Inc., dated as of November 25, 2003 (Exhibit 10.a.(xxiv) to A&B's Form 10-K for the year ended
         December 31, 2003).

         (xxxvii) Letter Amendment dated as of November 25, 2003 to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996, and the Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001, among The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and Alexander & Baldwin, Inc. (Exhibit 10.a.(xxv) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxxviii) Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xxxix) Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B's Form
         10-Q for the quarter ended June 30, 2005).

         (xl) Borrower's Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xli) Floating Continuing Guarantee, dated July 29, 2005, among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions (Exhibit 10.a.(xxxix) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xlii) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

         (xliii) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

         (xliv) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

         (xlv) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended
         June 30, 2002).

         (xlvi) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-Q for the quarter ended June 30, 2002).

         (xlvii) Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30, 2002
         (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended
         December 31, 2002).

         (xlviii) Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xxxix) to A&B's Form 10-K for the year ended December 31, 2004).

         (xlix) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005
         (Exhibit 10.a.(xl) to A&B's Form 10-K for the year ended
         December 31, 2004).

         (l) Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull 003) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005.

         (li) Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xli) to A&B's Form 10-K for the year ended December 31, 2004).

         (lii) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xlii) to A&B's Form 10-K for the year ended December 31, 2004).

         (liii) Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005.

         (liv) Right of First Refusal Agreement between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xliii) to A&B's Form 10-K for the year ended December 31, 2004).

         (lv) Amendment No. 1 dated October 28, 2005, to Right of First Refusal Agreement between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005.

        *10.b.1. (i) Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive
         Plan (Exhibit 10.c.1.(ix) to A&B's Form 10-K for the year ended December 31, 1988).

-----------------------------
*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

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

         (xiii) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-Q for the quarter ended March 31, 2005).

         (xiv) Forms of Non-Qualified Stock Option Agreement and Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-Q for the quarter ended September 30, 2004).

         (xv) Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.1 to A&B's Form 8-K dated January 27, 2006).

         (xvi) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

         (xvii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xviii) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B's Form 10-Q for the quarter ended March 31, 2004).

         (xix) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xx) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxi) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 1999).

         (xxii) A&B Deferred Compensation Plan for Outside Directors (Exhibit 10.c.1.(xviii) to A&B's Form 10-K for the year ended December 31,
         1985).

         (xxiii) Amendment No. 1 to A&B Deferred Compensation Plan for Outside Directors, effective October 27, 1988 (Exhibit 10.c.1.(xxix) to A&B's Form 10-Q for the quarter ended September 30, 1988).

         (xxiv) A&B Excess Benefits Plan, Amended and Restated effective February 1, 1995 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxv) Amendment No. 1 to the A&B Excess Benefits Plan, dated June 26, 1997 (Exhibit 10.b.1.(xxxi) to A&B's Form 10-Q for the quarter ended June 30, 1997).

         (xxvi) Amendment No. 2 to the A&B Excess Benefits Plan, dated December 10, 1997 (Exhibit 10.b.1.(xx) to A&B's Form 10-K for the year ended December 31, 1997).

         (xxvii) Amendment No. 3 to the A&B Excess Benefits Plan, dated April 23, 1998 (Exhibit 10.b.1.(xxxv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxviii) Amendment No. 4 to the A&B Excess Benefits Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxix) Amendment No. 5 to the A&B Excess Benefits Plan, dated December 9, 1998 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1998).

         (xxx) Amendment No. 6 to the A&B Excess Benefits Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxviii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxi) Amendment No. 7 to the A&B Excess Benefits Plan, dated October 22, 2003 (Exhibit 10.b.1.(xxvii) to A&B's Form 10-K for the year ended December 31, 2003).

         (xxxii) Restatement of the A&B Executive Survivor/Retirement Benefit Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxiii) Amendment No. 1 to the A&B Executive Survivor/Retirement Benefit Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxx) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxiv) Restatement of the A&B 1985 Supplemental Executive Retirement Plan, effective February 1, 1995 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxv) Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, dated August 27, 1998 (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxvi) Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, dated October 25, 2000 (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxvii) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxviii) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxix) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-K for the year ended December 31, 2000).

         (xl) Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-K for the year ended December 31, 2004).

         (xli) Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B's Form 8-K dated February 23, 2005).

         (xlii) Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 24, 2000 (Exhibit 10.b.1.(xli) to A&B's Form 10-Q for the quarter ended September 30,
         2000). Schedule to Form of Severance Agreement entered into with certain executive officers, as amended and restated effective August 23, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xliii) Form of Agreement entered into with certain executive officers, effective January 1, 2006. Schedule to Form of Agreement entered into with certain executive officers (Exhibit 10.2 to A&B's Form 8-K dated January 27, 2006).

         (xliv) Alexander & Baldwin, Inc. Executive Severance Plan, effective January 1, 2006 (Exhibit 10.3 to A&B's Form 8-K dated December 7,
         2005).

         (xlv) Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31, 1992).

         (xlvi) Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-K for the year ended December 31, 2001).

         (xlvii) Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-Q for the quarter ended March 31, 2004).

         (xlviii) Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit
         10.2 to A&B's Form 8-K dated December 7, 2005).

         (xlix) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1992).

         (l) Alexander & Baldwin, Inc. Deferred Compensation Plan effective August 25, 1994 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended September 30, 1994).

         (li) Amendment No. 1 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, effective July 1, 1997 (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended June 30, 1997).

         (lii) Amendment No. 2 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (liii) Amendment No. 3 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated October 25, 2000 (Exhibit 10.b.1.(xliii) to A&B's Form 10-K for the year ended December 31, 2000).

         (liv) Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B's Form 8-K dated December 7, 2005).

         (lv) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

         (lvi) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

         (lvii) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (lviii) Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B's Form 10-K for the year ended December 31, 2004).

21.      Subsidiaries.

         21. Alexander & Baldwin, Inc. Subsidiaries as of February 18, 2006.

23.      Consent of Deloitte & Touche LLP dated February 24, 2006.

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

                                  ALEXANDER & BALDWIN, INC.
                                  (Registrant)


Date:  February 24, 2006          By  /s/ W. Allen Doane
                                      -----------------------------------
                                      W. Allen Doane, President
                                      and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


          Signature                    Title                      Date
          ---------                    -----                      ----


/s/ W. Allen Doane               President and Chief         February 24, 2006
-------------------------------  Executive Officer and
W. Allen Doane                   Director


/s/ Christopher J. Benjamin      Senior Vice President       February 24, 2006
-------------------------------  and Chief Financial
Christopher J. Benjamin          Officer


/s/ Thomas A. Wellman            Vice President,             February 24, 2006
-------------------------------  Controller and
Thomas A. Wellman                Treasurer


/s/ Charles M. Stockholm         Chairman of the Board       February 24, 2006
-------------------------------  and Director
Charles M. Stockholm


/s/ Michael J. Chun              Director                    February 24, 2006
-------------------------------
Michael J. Chun


/s/ Walter A. Dods, Jr.          Director                    February 24, 2006
-------------------------------
Walter A. Dods, Jr.


/s/ Charles G. King              Director                    February 24, 2006
-------------------------------
Charles G. King


/s/ Constance H. Lau             Director                    February 24, 2006
--------------------------------
Constance H. Lau


/s/ Carson R. McKissick          Director                    February 24, 2006
-------------------------------
Carson R. McKissick


/s/ Douglas M. Pasquale          Director                    February 24, 2006
-------------------------------
Douglas M. Pasquale


/s/ Maryanna G. Shaw             Director                    February 24, 2006
-------------------------------
Maryanna G. Shaw


/s/ Jeffrey N. Watanabe          Director                    February 24, 2006
-------------------------------
Jeffrey N. Watanabe



CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our reports dated
February 24, 2006, relating to the financial statements of Alexander & Baldwin, Inc. and subsidiaries and management's report on the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2005.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Honolulu, Hawaii
February 24, 2006