Form 10-Q
period 2006-03-31
ALEXANDER & BALDWIN INC
filed 2006-05-01
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2006
                                        --------------
 _                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):  Large accelerated filer [X]  Accelerated filer [ ]
Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

Number of shares of common stock outstanding as of
March 31, 2006:                                                      44,236,406




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited condensed consolidated financial statements and notes for the first quarter of 2006 are presented below, with comparative figures for the first quarter of 2005.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                                Three Months Ended
                                                                    March 31,
                                                              2006              2005
                                                              ----              ----
Revenue:
    Operating revenue                                       $   362.2         $   364.6
                                                            ---------         ---------

Costs and Expenses:
    Costs of goods sold, services and rentals                   294.2             277.8
    Selling, general and administrative                          35.8              32.1
                                                            ---------         ---------
        Operating costs and expenses                            330.0             309.9
                                                            ---------         ---------

Operating Income                                                 32.2              54.7
Other Income and (Expense)
    Equity in income of real estate affiliates                   13.9               1.0
    Interest income                                               2.2               0.9
    Interest expense                                             (3.2)             (2.8)
                                                            ---------         ---------
Income Before Taxes                                              45.1              53.8
    Income taxes                                                 17.2              20.4
                                                            ---------         ---------
Income From Continuing Operations                                27.9              33.4
Discontinued Operations (net of income taxes)                     9.5               4.3
                                                            ---------         ---------

Net Income                                                  $    37.4         $    37.7
                                                            =========         =========

Basic Earnings Per Share:
    Continuing operations                                   $    0.64         $    0.77
    Discontinued operations                                      0.21              0.10
                                                            ---------         ---------
    Net income                                              $    0.85         $    0.87
                                                            =========         =========

Diluted Earnings Per Share:
    Continuing operations                                   $    0.63         $    0.76
    Discontinued operations                                      0.21              0.10
                                                            ---------         ---------
    Net income                                              $    0.84         $    0.86
                                                            =========         =========

Dividends Per Share                                         $   0.225         $   0.225
Average Number of Shares Outstanding                             43.9              43.4
Average Number of Dilutive Shares Outstanding                    44.3              44.0





See Notes to Condensed Consolidated Financial Statements





                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended
                                                                    March 31,
                                                             2006               2005
                                                             ----               ----

Revenue:
    Transportation:
        Ocean transportation                              $    219.3         $    206.2
        Logistics services                                     108.4               96.1
    Real Estate:
        Leasing                                                 24.6               21.9
        Sales                                                   23.8               45.9
        Less amounts reported in discontinued
           operations                                          (23.3)             (26.4)
    Food Products                                               15.5               22.4
    Reconciling Items                                           (6.1)              (1.5)
                                                          ----------         ----------
        Total revenue                                     $    362.2         $    364.6
                                                          ==========         ==========

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                              $     18.3         $     29.7
        Logistics services                                       4.7                3.0
    Real Estate:
        Leasing                                                 12.1               10.7
        Sales                                                   27.1               16.5
        Less amounts reported in discontinued
           operations                                          (15.2)              (7.0)
    Food Products                                                6.5                9.0
                                                          ----------         ----------
        Total operating profit                                  53.5               61.9
    Interest Expense                                            (3.2)              (2.8)
    General Corporate Expenses                                  (5.2)              (5.3)
                                                          ----------         ----------
    Income From Continuing Operations Before
        Income Taxes                                            45.1               53.8
    Income Taxes                                               (17.2)             (20.4)
                                                          ----------         ----------
    Income From Continuing Operations                           27.9               33.4
    Discontinued Operations (net of income taxes)                9.5                4.3
                                                          ----------         ----------
    Net Income                                            $     37.4         $     37.7
                                                          ==========         ==========




See Notes to Condensed Consolidated Financial Statements.



                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                              March 31,                December 31,
                                                                                2006                      2005
                                                                                ----                      ----

                                                         ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      82                 $      57
    Accounts and notes receivable, net                                              166                       177
    Inventories                                                                      38                        18
    Real estate held for sale                                                         2                         9
    Deferred income taxes                                                            16                        16
    Prepaid expenses and other assets                                                26                        25
    Accrued withdrawal, net from Capital Construction Fund                           --                         1
                                                                              ---------                 ---------
        Total current assets                                                        330                       303
                                                                              ---------                 ---------
Investments                                                                         115                       154
                                                                              ---------                 ---------
Real Estate Developments                                                             83                        71
                                                                              ---------                 ---------
Property, at cost                                                                 2,257                     2,222
    Less accumulated depreciation and amortization                                  936                       933
                                                                              ---------                 ---------
        Property - net                                                            1,321                     1,289
                                                                              ---------                 ---------
Capital Construction Fund                                                           112                        93
                                                                              ---------                 ---------
Other Assets                                                                        166                       161
                                                                              ---------                 ---------

        Total                                                                 $   2,127                 $   2,071
                                                                              =========                 =========

                                                     LIABILITIES AND
                                                  SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $      31                 $      31
    Accounts payable                                                                129                       134
    Other                                                                            95                        89
                                                                              ---------                 ---------
        Total current liabilities                                                   255                       254
                                                                              ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                                  294                       296
    Deferred income taxes                                                           421                       415
    Post-retirement benefit obligations                                              48                        47
    Other                                                                            61                        45
                                                                              ---------                 ---------
        Total long-term liabilities                                                 824                       803
                                                                              ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    36                        36
    Additional capital                                                              176                       175
    Deferred compensation                                                            --                        (6)
    Accumulated other comprehensive loss                                             (7)                       (7)
    Retained earnings                                                               854                       827
    Cost of treasury stock                                                          (11)                      (11)
                                                                              ---------                 ---------
        Total shareholders' equity                                                1,048                     1,014
                                                                              ---------                 ---------

        Total                                                                 $   2,127                 $   2,071
                                                                              =========                 =========


See Notes to Condensed Consolidated Financial Statements.





                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                          Three Months Ended
                                                                              March 31,
                                                                     2006                     2005
                                                                     ----                     ----


Cash Flows from Operating Activities                               $     40                  $     46
                                                                   --------                  --------

Cash Flows from Investing Activities:
    Capital expenditures                                                (47)                       (9)
    Proceeds from disposal of property and other assets                  30                         5
    Capital Construction Fund, net                                      (18)                        2
    Investments, net                                                     29                        (6)
                                                                   --------                  --------
        Net cash used in investing activities                            (6)                       (8)
                                                                   --------                  --------

Cash Flows from Financing Activities:
    Payments of long-term debt                                           (2)                       (2)
    Payments of short-term debt, net                                     --                        (5)
    Proceeds from issuances of capital stock                              3                         6
    Dividends paid                                                      (10)                      (10)
                                                                   --------                  --------
        Net cash used in financing activities                            (9)                      (11)
                                                                   --------                  --------

Net Increase in Cash and Cash Equivalents                          $     25                  $     27
                                                                   ========                  ========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                      $     (4)                 $     (5)
    Income tax refunds, net of payments                                   1                        --

Other Non-cash Information:
    Depreciation expense                                                (21)                      (20)
    Tax-deferred property sales                                          21                        28
    Tax-deferred property purchases                                      (8)                      (19)





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

(2) The 2006 estimated effective income tax rate of 38 percent is sub-stantially the same as the Company's statutory rate.

(3) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at March 31, 2006, other than operating lease obligations, included the following (in millions):

                Vessel purchases                            (a)      $      148
                Guarantee of HS&TC debt                     (b)               -
                Standby letters of credit                   (c)      $       20
                Bonds                                       (d)      $        8
                Benefit plan withdrawal obligations         (e)      $       65

         These amounts are not recorded on the Company's balance sheet and, with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                  (a) In February 2005, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc. to purchase two containerships. The first of these two ships, the MV Manulani, was delivered during 2005, and the second ship, the MV Maunalei, is expected to be delivered in 2006. The purchase of the MV Maunalei is expected to be funded with the Capital Construction Fund ("CCF"), operating cash flows and a revolving credit facility that was executed in 2005. No progress payments are required under the contract; accordingly, payment in full is required upon the delivery. No obligation is recorded on the financial statements for the MV Maunalei because conditions necessary to record either a liability or an asset have not been met.

                  (b) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"); the Company is a member of HS&TC. Under normal circumstances, the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day terms. No amounts were borrowed under the facility at the end of the first quarter.

                  (c) At March 31, 2006, the Company has arranged for standby letters of credit totaling $20 million. This includes letters of credit, totaling approximately $14 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The balance also includes approximately $6 million for performance guarantees related to real estate projects.

                  (d) Of the $8 million in bonds, $6 million is for customs bonds, $1 million relates to real estate construction projects in Hawaii and $1 million is for ocean transportation matters.

                  (e) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans.

         At December 31, 2005, the Company had a limited loan guarantee for the Hokua joint venture. In January 2006, all of the residential units and the commercial units were sold and the construction loan was repaid. Accordingly, the guarantee no longer exists.

         The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

(4) Share-Based Compensation: The Company may grant incentive and non-qualified options to purchase shares of the Company's stock at an exercise price equal to fair market value at the grant date, as determined by the Compensation Committee of the Board of Directors. The options vest ratably over three years and, if not exercised, expire 10 years after grant. Shares issued as a result of stock option exercises are funded with the issuance of new shares. Shares tendered to the Company in connection with stock option exercises are retired.

         The Company may also issue shares of the Company's common stock, in connection with the stock option plans, as a reward for past service rendered or as an incentive for future service. Service-based restricted shares generally vest over three years. The Company has issued performance-based restricted shares that vest one year after grant, with the number of shares earned based on the achievement of annual financial targets established at the beginning of the fiscal year. The Company's various stock option plans are described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of March 31, 2006, 1,496,060 shares have been authorized for issuance under the equity compensation plans but had not been granted.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." The Company adopted SFAS 123R, as required, on January 1, 2006 using the modified prospective approach. This method requires that the Company recognize compensation expense as the unvested portion of awards issued prior to January 1, 2006 and new awards vest, using the estimated fair value determined at each grant date.

         The Company determines fair value of stock options using the Black-Scholes option pricing model. The following assumptions were used to compute the fair value of stock option grants:

                                                       2006            2005
                                                       ----            ----

             Stock volatility                          22.1%           22.2%
             Expected term from grant date (in years)   6.0             6.4
             Risk-free interest rate                    4.5%            4.0%
             Dividend yield                             1.7%            2.2%

                 o The expected term of the awards was based on historical averages. The Company analyzed various groups of employees and sensitivities and determined that the historical rate of 6 years was reasonable and that there are no expected or unusual trends that would likely affect this assumption. An increase in the expected holding period will increase stock compensation expense.

                 o The expected stock volatility was determined based on historical actual volatility of A&B common stock determined over a 6-year period. An increase in the weighted average volatility assumption will increase stock compensation expense.

                 o The risk free interest rate was based on U.S. Government treasury yield curve for periods equal to the expected life of the option on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

                 o The expected dividend yield is based on the Company's current and past dividend policy. An increase in the dividend yield will decrease stock compensation expense.

         Based upon the above assumptions, the weighted average fair values for stock options granted during the first quarters ended March 31, 2006 and 2005, were $13.70 and $10.18, respectively.

         The fair value of the 172,300 options granted during the first quarter of 2006 was $2.4 million. The forfeiture rate used in determining the compensation expense was 6 percent. The Company recognized share-based compensation expense on option awards of $396,000 ($0.01 per share) after tax for the first quarter of 2006.

         Prior to January 1, 2006, the Company accounted for stock-based compensation expense to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees." The following table illustrates the effect on first-quarter 2005 net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123R, as amended by SFAS No. 148 (in millions, except per-share amounts):

                                                                            Quarter Ended
                                                                               March 31
                                                                               --------
                                                                                 2005
           Net Income:
             As reported                                                      $    37.7
             Stock-based compensation expense determined under
                fair value based method for all awards, net of related
                tax effects                                                        (0.4)
                                                                              ---------
             Pro forma                                                        $    37.3
                                                                              =========
           Net Income Per Share:
             Basic, as reported                                               $    0.87
             Basic, pro forma                                                 $    0.86
             Diluted, as reported                                             $    0.86
             Diluted, pro forma                                               $    0.85
           Effect on average shares outstanding of assumed exercise
           of stock options (in millions of shares):
             Average number of shares outstanding                                  43.4
             Effect of assumed exercise of outstanding stock options                0.6
                                                                              ---------
             Average number of shares outstanding after assumed
               exercise of outstanding stock options                               44.0
                                                                              =========


         Activity in the Company's stock option plans for the first quarter of 2006 was as follows:



                           Employee Plans                Directors' Plans
                      -------------------------     -------------------------                     Weighted
                                                       1998           1989                         Average
                         1998           1989        Directors'     Directors'        Total        Exercise
                         Plan           Plan           Plan           Plan          Shares          Price
                         ----           ----        ----------     ----------       ------        --------

December 31, 2005        1,190.1            38.2         215.8         42.0          1,486.1      $ 31.16
Granted                    172.3             --            --           --             172.3      $ 52.53
Exercised                  (46.9)           (8.8)         (6.0)        (9.0)           (70.7)     $ 26.90
Canceled                    (0.9)            --            --           --              (0.9)     $ 31.31
                      ----------      ----------      --------     ---------     -----------
March 31, 2006           1,314.6            29.4         209.8         33.0          1,586.8      $ 33.67
                      ==========      ==========      ========     ========      ===========

Exercisable                888.1            29.4          87.2         33.0          1,037.7      $ 28.80
                      ----------      ----------      --------     --------      -----------


         The total intrinsic value of options exercised during the first quarters ended March 31, 2006 and 2005 was $1.6 million and $5.2 million, respectively. As of March 31, 2006, there was $5.7 million of total unrecognized compensation cost related to unvested stock options granted under the Company's stock option plans. That cost is expected to be recognized over a weighted average of two years. Unrecognized compensation cost related to unvested restricted stock granted was $10.9 million, with the cost expected to be recognized over the next three years.

The following table summarizes stock option information as of March 31, 2006 (excludes restricted stock):

                                             Weighted                                           Weighted
                         Options             Average           Weighted         Options         Average
   Range of            Outstanding          Remaining          Average        Exercisable       Price of
   Exercise                as of         Contractual Life      Exercise          as of         Exercisable
    Prices              3/31/2006           (in Years)          Price          3/31/2006        Options
   --------             -----------      ----------------      ---------      -----------      -----------

$20.01 - 24.00               95.9              3.6              $ 21.39           95.9            $ 21.39
$24.01 - 28.00              474.3              5.7              $ 26.28          466.3            $ 26.27
$28.01 - 32.00              214.8              4.7              $ 28.58          209.5            $ 28.51
$32.01 - 36.00              361.3              7.8              $ 33.47          201.7            $ 33.49
$36.01 - 40.00                0.2              5.4              $ 37.98            --                 --
$40.01 - 44.00               73.0              9.0              $ 40.42            --                 --
$44.01 - 48.00              195.0              8.8              $ 44.45           64.3            $ 44.45
$48.01 - 52.53              172.3              9.8              $ 52.53            --                 --
                          -------                                              -------
$ 0.00 - 52.53            1,586.8              6.9              $ 33.67        1,037.7            $ 28.80
                          =======                                              =======



         As of December 31, 2005, 184,320 restricted stock shares, issued in connection with the stock option plans, were outstanding. These shares had a weighted average grant-date fair value of $41.38 per share. During January 2006, an additional 126,450 restricted shares were issued at a fair value of $52.53 per share. During the first quarter ended March 31, 2005, 132,600 shares were issued at a fair value of $44.45 per share.

         During the quarter ended March 31, 2006, the restrictions were removed on 57,117 shares as those shares vested. The weighted average fair value of these vested shares was $41.97 per share. At March 31, 2006, 253,653 unvested restricted shares were outstanding representing an average fair value of $11.9 million.

         The total pre-tax compensation cost recognized related to restricted stock grants for the first quarters ended March 31, 2006 and 2005, were $1.2 million and $0.4 million, respectively.

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

         Discontinued operations were as follows (in millions):

                                                         Quarter Ended
                                                           March 31,
                                                           ---------
                                                      2006             2005
                                                      ----             ----
Discontinued Operations (net of tax)
   Sales of Assets                                  $    9.4         $    3.9
   Leasing Operations                                    0.1              0.4
                                                    --------         --------
     Total                                          $    9.5         $    4.3
                                                    ========         ========



(6) Other Comprehensive Income for the three months ended March 31, 2006 and 2005 was as follows (in millions):


                                                        Quarter Ended
                                                           March 31,
                                                           ---------
                                                      2006           2005
                                                      ----           ----

Net Income                                          $   37.4       $    37.7
Company's Share of Investee's
   Minimum Pension Liability
   Adjustment and Financial
   Hedging Transactions                                  0.1              --
                                                    --------       ---------
Comprehensive Income                                $   37.5       $    37.7
                                                    ========       =========

(7) Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its assumptions and estimates for 2006 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         The Components of Net Periodic Benefit Cost for the first quarters of 2006 and 2005 were as follows (in millions):

                                                      Pension Benefits           Post-retirement Benefits
                                                      ----------------           ------------------------
                                                   2006               2005         2006             2005
                                                   ----               ----         ----             ----
         Service Cost                            $    1.8           $    1.6     $    0.2         $    0.2
         Interest Cost                                4.1                4.0          0.8              0.8
         Expected Return on Plan Assets              (6.5)              (6.1)          --               --
         Amortization of Prior Service Cost           0.1                0.1           --               --
         Amortization of Net (Gain) Loss              0.4                0.4          0.3              0.3
                                                 --------           --------     --------         --------
         Net Periodic Benefit Cost               $   (0.1)          $     --     $    1.3         $    1.3
                                                 ========           ========     ========         ========

         The total year 2006 net periodic pension income is expected to be approximately $0.4 million. No contributions to the Company's pension plans are expected to be required during 2006.

(8)      Subsequent Events:

         Dividend Increase Authorized. On April 27, 2006, the Board of Directors authorized an increase in the Company's quarterly dividend from $0.225 per share to $0.25 per share, effective with the second quarter of 2006. The second quarter dividend is payable on June 1, 2006 to shareholders of record as of the close of business on May 11, 2006.

         Real-estate Joint Ventures. On April 27, 2006, the Company announced that, through its wholly owned real estate development subsidiary, A&B Properties, Inc., it had entered into an agreement with Gentry Investment Properties, a part of the Gentry family of companies, to form a joint venture that will develop Phase I of the Waiawa master-planned community in Central Oahu. The joint venture will act as the master developer for Phase I, selling development parcels to homebuilders. Phase I is planned and entitled for approximately 5,000 residential units, to be developed over a 10-year time frame. The Company's expected equity contribution to the joint venture will be approximately $50 million. The agreement for the joint venture is subject to the satisfaction of certain conditions, including the execution of project financing agreements.

         Financing Agreement. On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement, dated as of April 19, 2006, ("Agreement") with Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd. (individually and collectively, "Prudential") under which the Company may issue notes in an aggregate amount up to $400,000,000 less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any such notes then committed to be purchased by Prudential. The Agreement also provides for the commitment by Prudential to purchase and, subject to a right of cancellation by the Company, the commitment by the Company to issue three new series of senior promissory notes totaling $125,000,000. The proceeds from such notes may be used by the Company for general business purposes and for real estate activities.

                  The Agreement replaces a $75,000,000 private shelf agreement between the Company and Prudential that expired in March 2006, against which no amounts had been drawn.

                  Described below is each of the three series of senior promissory notes, in aggregate totaling $125,000,000, to which Prudential is committed under the Agreement to purchase and, subject to a right of cancellation by the Company, A&B is committed under the Agreement to issue.

                  The Series A notes will total $50 million and will be drawn on December 20, 2006. They will carry interest at an annual fixed-rate of 5.53% and will be repayable in twelve equal semi-annual installments of principal in the amount of $4,166,666.67, commencing on June 20, 2011, with a final maturity on December 20, 2016.

                  The Series B notes will total $50 million and will be drawn on March 20, 2007. They will carry interest at an annual fixed-rate of 5.55% and will be repayable in ten equal semi-annual installments of principal in the amount of $5,000,000, commencing on September 20, 2012, with a final maturity on March 20, 2017.

                  The Series C notes will total $25 million and will be drawn on June 20, 2007. They will carry interest at an annual fixed-rate of 5.56% and will be repayable in five equal semi-annual installments of principal in the amount of $5,000,000, commencing on June 20, 2014, with a final maturity on June 20, 2016.

                  The Agreement provides that during the three-year term of the Agreement, the Company may request that Prudential purchase notes to be issued by the Company in an amount up to $400,000,000 less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential or the amount of any such notes then committed to be purchased by Prudential. As of April 20, 2006, the principal amount then outstanding on all existing Company notes totaled $212,357,000. Therefore, when the Agreement was executed, the Company could issue notes under the Agreement in an amount totaling $187,643,000. Of this total, Prudential has committed to purchase $125,000,000 of new notes under the Series A, B and C notes described above, leaving $62,643,000 in uncommitted availability under the Agreement.

                  As the Company repays the principal outstanding on notes held by Prudential, the principal amount of notes that are available to be issued by the Company under the Agreement increases. The scheduled principal repayments on existing notes held by Prudential, during the term of the Agreement, are: $26,500,000 for the period April 21 through December 31, 2006, $26,500,000 for 2007, and $27,500,000 for 2008.
         There are no scheduled repayments of notes held by Prudential for the period January 1, 2009 through April 20, 2009.

                  Certain of the principal negative covenants contained in the Agreement include a requirement that:

                    (a) Consolidated shareholders equity not be less than the sum of $760,631,250 plus, to the extent positive, 25% of quarterly net income earned after December 31, 2005.

                    (b) Consolidated debt not exceed 375% of earnings before interest, taxes, depreciation and amortization (commonly referred to as EBITDA) for the previous four fiscal quarters.

                    (c) The value of the Company's unencumbered developed real estate portfolio as of the last day of any two consecutive fiscal quarters not be less than the lower of $350,000,000 or an amount equal to 50% of the Total Investment Property Value, as such term is defined in the Agreement, unless, as of the later of such days, the operating income from unencumbered real estate investments for the Company's most recent four fiscal quarters was at least $28,000,000.

                    (d) The Company not make loans or advances to any person, other than:

                                a. Loans to third parties up to an aggregate of
                                   $50,000,000, or

                                b. Purchase money loans in connection with the
                                   sale of real property in the ordinary course of business so long as the aggregate of such loans does not exceed 15% of consolidated total assets.

                Subject to the provisions noted above, the Agreement permits the Company to mortgage new development properties and to place liens against existing and future developed real estate. The Agreement also permits Matson to borrow funds and secure its assets without limitation, but limits the amount of any guarantees that Matson may make to or on behalf of A&B or to its non-Matson businesses.

                The Agreement also limits the amount of guarantees that A&B may make to its unconsolidated joint ventures and affiliates, limits A&B's ability to sell the stock of subsidiaries and other assets without using the proceeds to repay debt or acquire replacement assets, and limits payment of dividends in the event of a default under the Agreement.

                Prepayment of amounts borrowed under the Agreement, including the Series A, B, and C notes, may be made in whole or in part at par plus a yield maintenance premium at the treasury rate corresponding to the average remaining maturity, plus 50 basis points.


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

FORWARD-LOOKING STATEMENTS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to those matters discussed in Item 1A of the Company's 2005 Form 10-K.


CONSOLIDATED REVENUE & NET INCOME

Consolidated - First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------------------
                                                        Quarter Ended March 31,
--------------------------------------------------------------------------------------------
(dollars in millions)                             2006             2005           Change
--------------------------------------------------------------------------------------------
Revenue                                        $   362.2        $    364.6           -1%
Cost of goods sold, services and rentals       $   294.2        $    277.8            6%
Selling, general and administrative            $    35.8        $     32.1           12%
Income taxes                                   $    17.2        $     20.4          -16%
--------------------------------------------------------------------------------------------
Net income                                     $    37.4        $     37.7           -1%
--------------------------------------------------------------------------------------------

         Consolidated revenue of $362.2 million for the first quarter of 2006 decreased $2.4 million, compared with the first quarter of 2005. This decrease was due principally to $20.4 million in lower revenue from real estate sales (excluding property sales classified as discontinued operations), and $6.9 million lower revenue in food products, partially offset by $12.3 million growth in Matson Integrated Logistics revenue, $9.8 million higher revenue for ocean transportation (excluding gain on disposal of two vessels), and $4.1 million higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

         Costs of goods sold, services and rentals of $294.2 million for the first quarter of 2006 increased $16.4 million, or 6 percent, compared with the first quarter of 2005 due principally to $18.8 million higher costs for ocean transportation, partially offset by $3.3 million gain on sale of two surplus and obsolete vessels, and $9.8 million of higher purchased transportation services at Matson Integrated Logistics business, partially offset by $9.1 million lower cost of property sales (excluding property sales classified as discontinued operations), and $6.1 million of lower cost of sugar sold.

         Selling, general and administrative costs of $35.8 million for the first quarter were $3.7 million, or 12 percent, higher than the first quarter of 2005 due to professional service fees, employee benefit costs, and salaries and wages.

         Income taxes were lower than in the first quarter of 2005 due to lower income from continuing operations. The Company's effective tax rate was the same for both quarters.


ANALYSIS OF OPERATING REVENUE AND PROFIT
TRANSPORTATION INDUSTRY

Ocean Transportation - First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                          Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)              2006             2005          Change
--------------------------------------------------------------------------------
Revenue                          $   219.3        $   206.2           6%
Operating profit                 $    18.3        $    29.7         -38%
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers                 41,800           41,400           1%
  Automobiles                       31,800           35,600         -11%
  China containers                   2,000                -            -
  Guam containers                    3,800            4,000          -5%
--------------------------------------------------------------------------------

         Ocean Transportation revenue of $219.3 million for the first quarter of 2006 was $13.1 million, or 6 percent, higher than the first quarter of 2005. Of this increase, approximately $7.7 million was due to increases in the fuel surcharge, $3.6 million was due to revenue from the new China service, $3.3 million gain on the sale of two surplus and obsolete vessels, $2.5 million was due to Hawaii-service yields and $2.3 million was due to other revenue. This was partially offset by $4.2 million lower charter revenue and $2 million lower volume in the Hawaii service, primarily the result of lower automobile volume. The fuel surcharge provides a means to recover higher fuel costs, one of the largest operating costs for the business. Total Hawaii container volume was slightly higher than the first quarter of 2005. Matson's automobile volume for the quarter was 11 percent lower than the first quarter last year, primarily as a result of increased competition.

         Ocean Transportation's operating profit of $18.3 million was $11.4 million, or 38 percent, lower than the first quarter of 2005. This was primarily the result of $5.7 million lower contribution from the new Guam and China services compared to the expiring APL alliance service described below, $4.4 million lower contribution from the Hawaii service, and $4.3 million lower equity in earnings of SSAT (mostly due to 2004 year-end closing adjustments at SSAT that positively impacted Matson's 2005 first quarter earnings). The lower Hawaii service contribution was primarily the result of lower volumes ($2.1 million), $1.7 million of higher operations overhead, and $1.5 million of higher vessel expense, partially offset by $2.1 million of higher yield. Operating results also included a $3.3 million gain on the sale of two surplus and obsolete vessels.

         In February 2006, Matson inaugurated its Guam and China services, replacing a ten year alliance, in which Matson and APL shared vessel deployments, that terminated in the first quarter of 2006. Through the first quarter, the operating performance and schedule integrity of these new services have been good, with cargo availability at very high levels. Financial performance was consistent with expectations, though its composition differed. China eastbound volume has exceeded Matson's expectations, but rate pressures in the Trans Pacific eastbound trades have been somewhat greater than anticipated. Among the primary risks in this service are the increasing costs of fuel and the limited ability of the trade to recover these increases through rates, the increasing cost of rail and other inland transportation services.


Logistics Services - First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                      Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)           2006           2005          Change
--------------------------------------------------------------------------------
Revenue                       $  108.4       $   96.1          13%
Operating profit              $    4.7       $    3.0          57%
--------------------------------------------------------------------------------

         Integrated logistics revenue increased by 13 percent for the first quarter of 2006 compared with the first quarter of 2005. This growth was the result of continued improvements in mix of business and rates, a 20 percent increase in highway volume and a 4 percent increase in domestic volume, partially offset by a 23 percent decrease in international intermodal volume.

         Integrated logistics operating profit increased by 57 percent, or $1.7 million, for the first quarter of 2006 compared with the first quarter of 2005 as a result of higher yields in all three service categories partially offset by higher personnel costs and other overhead.

         The revenue for integrated logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. As a result, the operating profit margins for this business are narrower than other A&B businesses. The primary operating profit and investment risk for this business are the quality of receivables and the costs of purchased transportation.

REAL ESTATE INDUSTRY

         Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.


Real Estate Leasing - First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                            Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)                  2006           2005       Change
--------------------------------------------------------------------------------
Revenue                              $   24.6       $   21.9       12%
Operating profit                     $   12.1       $   10.7       13%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                97%            96%        1%
  Hawaii                                  98%            90%        8%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                3.7            3.4        9%
  Hawaii                                  1.6            1.7       -6%
--------------------------------------------------------------------------------

         Real estate leasing revenue and operating profit for the first quarter of 2006 were 12 percent and 13 percent higher, respectively, than the amounts reported for the first quarter of 2005. Higher revenue and operating profit were primarily due to property acquisitions replacing sold properties with lower occupancies, and a new commercial Oahu development completed during the fourth quarter of 2005.


Real Estate Sales -First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                        Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)             2006             2005         Change
--------------------------------------------------------------------------------
Sales revenue                   $   23.8         $   45.9         -48%
Operating profit                $   27.1         $   16.5          64%
--------------------------------------------------------------------------------

         2006 First Quarter: Revenue, before subtracting amounts treated as discontinued operations, from real estate sales was $23.8 million. Sales included a Maui office building, three commercial parcels on Maui, a commercial property on Oahu and a vacant parcel on Kauai.

         Operating profit for the quarter exceeds revenue due to the inclusion of the Company's share of income from joint ventures. The first quarter operating profit benefited from $13.9 million of equity in net income and losses of joint ventures, including the Company's share of sales of all 247 residential condominium units and a commercial space at its Hokua joint venture, and the sale of a Valencia, California land parcel by a separate joint venture.

         2005 First Quarter: Revenue, before subtracting amounts treated as discontinued operations, from real estate sales was $45.9 million. This was comprised principally of commercial sales on the U.S. mainland of $24.1 million, commercial sales in Hawaii of $13.1 million, and residential sales in Hawaii of $7.5 million. The Company's share of profit from joint ventures for the 2005 first quarter was about $1 million.

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

Real Estate Discontinued Operations - First quarter of 2006 compared with 2005

         Revenue and operating profit on these transactions for the first quarter of 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                              Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions, before tax)           2006                 2005
--------------------------------------------------------------------------------
Sales revenue                             $   22.9             $   24.6
Leasing revenue                           $    0.4             $    1.8
Sales operating profit                    $   15.0             $    6.3
Leasing operating profit                  $    0.2             $    0.7
--------------------------------------------------------------------------------

         2006 discontinued operations included the sales of a Maui office building and several commercial parcels in Hawaii.

         2005 discontinued operations included the sales of a California warehouse/distribution complex, a three-building complex in Texas and the fee interest of a Hawaii parcel.

         The leasing revenue and operating profit noted above includes the results for properties that were sold through March 31, 2006. The leasing revenue and operating profit for the first quarter of 2005 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2005. There were no unsold properties that were classified as discontinued operations at the end of the 2006 first quarter.

FOOD PRODUCTS INDUSTRY

Food Products - First quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                           Quarter Ended March 31,
--------------------------------------------------------------------------------
(dollars in millions)               2006              2005        Change
--------------------------------------------------------------------------------
Revenue                           $   15.5          $   22.4        -31%
Operating profit                  $    6.5          $    9.0        -28%
--------------------------------------------------------------------------------
Tons sugar produced                    800            19,500        -96%
--------------------------------------------------------------------------------

         Food products revenue decreased $6.9 million, or 31 percent, for the first quarter of 2006 compared with 2005 due principally to a $5.5 million payment received in the first quarter of 2005 as part of an agricultural disaster relief program and $4.9 million due to lower sugar sales, partially offset by $1.3 million for higher power sales. Excluding the relief payment, operating profit was $3 million better than the first quarter of 2005 due primarily to power sales.

         Sugar production was substantially lower in 2006 than in 2005 because operations commenced one month later than the prior year and because of adverse weather that hindered field and factory operations. While the Company currently expects to make up the shortfall in production, any future impacts to the harvesting schedule, or unanticipated impacts to yields, could affect total year production.

         As reported by national media, the island of Kauai experienced the heaviest rainfall in its recent history during March. This rain caused flooding across the Company's coffee farm, minor damage to irrigation systems and temporary disruptions to the Company's hydroelectric generation facilities. Based on preliminary inspections of Company-owned reservoirs by both the Company and the State of Hawaii, it is believed that the facilities are sound. The Company is evaluating both the Kauai and the Maui reservoirs for any necessary follow-up action. The impact to the coffee trees from these rain delays and excess soil moisture is unknown at this time, but is not expected to be material.

2006 OUTLOOK

         The information included herein contains forward looking information. The economic, operating results, trends and expectations noted below may be different from actual events; those differences might be significant and might affect, among other measures and trends, revenues, expenses, assets, liabilities, shareholders' equity and cash flows.

         A higher than anticipated local inflation rate notwithstanding, current Hawaii economic measures and the general economic growth forecasts remain favorable. Expectations for 2006 and beyond are slightly below the high rates of economic growth experienced in 2004 and 2005. The Company believes that the current economic outlook will support its earnings growth `expectations.

         The Company targets long-term annual earnings growth of 10-12 percent, but cautions that actual rates of quarterly and annual earnings growth may vary. In prior filings, the Company has advised that 2006 earnings will be lower than 2005. The first quarter's financial results were accompanied by favorable progress on significant operating initiatives in both our ocean transportation and real estate segments. We continue to believe that anticipated full year 2006 increases in operating profit from real estate segments will not offset decreases in ocean transportation segment financial results, due primarily to the termination of the APL Alliance and the commencement of Matson's new China Service.

         The earnings gap created by the expiration of the APL alliance and start-up of the new services is expected to be greatest in the first half of 2006. Subsequent to the second quarter, revenue from the China Service should increasingly offset the decreases in APL charter hire revenue and operating costs in the Guam and China services, resulting in more favorable year-over-year comparisons. In the Hawaii trade, cost increases will continue to be an important factor, with negotiated wage increases effective July 1 and the ability to recover fuel cost increases always uncertain. Year-over-year market volume growth, is expected to be modest. Starting in the second quarter of 2006, year-over-year quarterly auto volume comparisons will begin to reflect the presence of the new competitor in both the 2006 and 2005 figures. Matson Integrated Logistics is poised for continued growth, though year-over-year quarterly increases are not expected to be as significant as during the first quarter.

         Real estate industry results for the first quarter reaffirm the expectation of strong growth for the full year. While there is some moderation in sales activity in general in Hawaii's real estate markets, the Company's development projects and joint venture investments remain in demand. The positive segment outlook is reinforced by particularly strong leased properties portfolio occupancy rates and the continued high level of real property prices in Hawaii.

         Should current market prices for sugar, power and molasses hold throughout the year, food products revenue has moderate upside; however, expectations for growth in operating profits are moderated by expectations of higher fuel costs and concerns regarding the weather-related delays affecting the start of the 2006 harvest. With the absence of the one-time payment of $5.5 million received in 2005, we anticipate a slight decrease in reported food products operating profit for 2006.


FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused lines of credit, less accrued deposits to the Capital Construction Fund ("CCF"), totaled $646 million at March 31, 2006, an increase of $26 million from December 31, 2005. The increase was due primarily to $25 million higher cash balances, $20 million of higher sugar and coffee inventories, partially offset by $11 million lower receivable balances and $6 million lower available balances on revolving credit and private placement shelf facilities. These fluctuations are due to normal operating activities.

         The $646 million liquid resources at quarter end included a $75 million private shelf facility that was replaced, subsequent to quarter-end, by a $400 million private shelf facility. This new facility is described in Note 8 to the unaudited condensed financial statements and in a Form 8-K filed on April 21, 2006. As of April 28, 2006, the date of this Form 10-Q, the Company could have borrowed $188 million under the new facility and it had committed to borrowing $125 million in three tranches (see Note 8 for a description of those planned borrowings.) After replacing the $75 million capacity with the $188 million of capacity available under the new private shelf facility, liquid resources total approximately $759 million.

Balance Sheet: Working capital was $75 million at March 31, 2006, an increase of $26 million from the balance carried at the end of 2005. The increase in working capital was due primarily to $25 million higher cash balances, $20 million higher inventory balances and $11 million lower receivable balances.

         Cash and cash equivalents totaled $82 million at the end of the first quarter compared with $57 million at the beginning of the year. This balance results from continuing strong operating cash flows, including the recent sales of 247 units and a commercial space at the Company's Hokua joint venture, and no outstanding debt balances that could be repaid without penalty.

         Long-term Debt, including the current portion, totaled $325 million at March 31, 2006 compared with a balance of $327 million at December 31, 2005 as a result of normal debt repayments.

         The Company's net deferred tax obligation was $405 million at March 31, 2006 compared with $399 million at December 31, 2005. This $6 million increase was due principally to $18 million in net deposits to the CCF, partially offset by book depreciation in excess of tax depreciation, tax-deferred property transactions and other transactions for which the tax and book accounting differ.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities totaled $40 million for the first three months of 2006, compared with $46 million for the first quarter of 2005. This decrease was the result of a decrease in cash from the sales of Company-developed residential properties, partially offset by cash received as part of the sales of the Hokua joint venture development.

         Capital expenditures for the first three months of 2006 totaled $47 million compared with $9 million for the first three months of 2005. The 2006 expenditures included $26 million for the purchase of transportation-related assets, $17 million for real estate related acquisitions, development and property improvements, and $4 million of routine asset replacements for agricultural operations. The amounts reported in Capital Expenditures on the Statement of Cash Flows exclude $8 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Tax-Deferred Real Estate Exchanges: Sales - During the first quarter of 2006, there were four property sales and two condemnations that qualified for tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. The $21.6 million in proceeds from these sales were immediately available for reinvestment in replacement property. It is anticipated that $1.1 million of these tax-deferred proceeds will expire unused in July 2006.

         Purchases - During the first quarter of 2006, the Company purchased, using the proceeds from tax-deferred sales, property totaling $8.4 million. In addition, the Company utilized $21 million from reverse 1031 transactions.

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

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies at March 31, 2006 is described in Note 3 to the financial statements of Item 1.

OTHER MATTERS

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K.

Dividends: The Company's first quarter dividend of $0.225 per share to shareholders was paid on March 2, 2006 to shareholders of record on February 17, 2006. On April 27, 2006, the Company's Board of Directors authorized an increase in the quarterly dividend from $0.225 per share to $0.25 per share, effective with the second quarter of 2006. The second quarter dividend is payable on June 1, 2006 to shareholders of record as of the close of business on May 11, 2006.

Significant Accounting Policies: The Company's significant accounting policies are described in Note 1 of the consolidated financial statements included in
Item 8 of the Company's most recently filed Form 10-K.

The Company adopted SFAS No. 123R in the first quarter of 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as risk-free interest rate, expected volatility, expected dividend yield and expected life of options, in order to arrive at a fair value estimate.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that Management exercise judgment when making estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B's financial statements were described in Item 7 of the Company's 2005 Form 10-K.

New and Proposed Accounting Standards: Information about the impacts of newly issued accounting standards are discussed in the Company's most recently filed Form 10-K.

Economic Conditions: Hawaii's economy continues its broad-based growth, as virtually all of Hawaii's economic measures remain favorable. As expected, the State's economic projections are more moderate and sustainable than in recent years. From the viewpoints of scale and performance, the principal "drivers" of economic growth for the State remain the real estate/construction and visitor industries.

The real estate/construction industry, which has recently been dominated by housing, is expected to see continuing but moderating growth over the next few years. This forecast is broadly accepted and takes into account building permit activity, affordability measures, construction costs, and interest rate expectations. With military and commercial construction providing stability, total commitments to build (private permits plus government contracts awarded) are expected to grow 9% during 2006 after exceptional growth in 2004 and an increase of less than 3% in 2005. 2006 projections represent a sizable level of upcoming activity and should sustain growth in Hawaii's real estate/construction market for the foreseeable future.

In 2005, the visitor industry enjoyed a record year, with total visitors up 6.8%. Growth continued through February 2006, as total visitor days rose 3.0% year-over-year, and is projected to continue at sustainable levels through the balance of 2006 and 2007. Year-over-year visitor growth through February 2006 was led by a 4.7% increase in visitors arriving on domestic flights, balanced against a 2.4% decrease on international flights. While domestic flights are expected to make 1.9% more seats available in the April to June 2006 period than during the same time frame in 2005, air seats on international flights are expected to decline by 9.3%, driven primarily by declines in Japanese seat capacity.

Two primary sources of periodic economic forecasts for the state are the University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development & Tourism (DBEDT). Forecasts from these independent organizations suggest that the economic outlook is moderating but sustainable for the next few years. For more information please go to the websites of these organizations at www.uhero.hawaii.edu and www.hawaii.gov/dbedt/info/economic, respectively.

Officer and Management Changes: The following management changes were announced between January 1, 2006 and April 28, 2006.

         Christopher J. Benjamin was named treasurer of A&B effective May 1, 2006. Mr. Benjamin was also named treasurer of A&B Properties, Inc, and continues in the positions of senior vice president and chief financial officer of A&B.

         W. Allen Doane was named chairman of the boards of A&B and Matson effective April 28, 2006. Mr. Doane is also president and chief executive officer of A&B.

         Paul K. Ito was promoted to controller of A&B effective May 1, 2006.

         Charles M. Stockholm retired as chairman of the boards of A&B and Matson effective April 27, 2006.

         Thomas A. Wellman resigned as vice president, treasurer and controller of A&B effective May 1, 2006. He also resigned from other subsidiaries in which he held officer positions.

         Ruthann S. Yamanaka resigned as vice president human resources of A&B, effective May 13, 2006.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

         Information concerning market risk is incorporated herein by reference to Item 7A of the Company's Form 10-K for the fiscal year ended December 31, 2005. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2005.


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
                                Total Number of           Average Price          Announced Plans          Under the Plans
          Period               Shares Purchased          Paid per Share            or Programs              or Programs

-------------------------------------------------------------------------------------------------------------------------------
     Jan 1 - 31, 2006              5,629 (1)                 $53.61                    --                       --
-------------------------------------------------------------------------------------------------------------------------------
     Feb 1 - 28, 2006                 --                       --                      --                       --
-------------------------------------------------------------------------------------------------------------------------------
     Mar 1 - 31, 2006                 --                       --                      --                       --
-------------------------------------------------------------------------------------------------------------------------------

(1) Represents shares accepted in satisfaction of the exercise price of stock options or tax withholding obligations upon option exercises.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         At the Annual Meeting of Shareholders of the Company held on April 27, 2006, the Company's shareholders voted in favor of: (i) the election of eight directors to the Company's Board of Directors, and (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company's independent auditors. The number of votes for, against or withheld, as well as the number of abstentions, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

  (i) Election of Directors       For         Withheld          Broker Non-Votes
                                  ---         --------          ----------------

       Michael J. Chun         40,858,060       310,679               0
       W. Allen Doane          40,591,785       576,954               0
       Walter A. Dods, Jr.     40,491,877       676,862               0
       Charles G. King         40,189,116       979,623               0
       Constance H. Lau        39,862,880     1,305,859               0
       Douglas M. Pasquale     41,021,442       147,297               0
       Maryanna G. Shaw        40,811,600       357,139               0
       Jeffrey N. Watanabe     40,805,053       363,686               0

         Pursuant to A&B's retirement policy for directors, Carson R. McKissick and Charles M. Stockholm, who had served as directors since 1971 and 1972, respectively, retired from the board of directors effective April 27, 2006.

 (ii)  Ratification of      For        Against      Abstain     Broker Non-Votes
       Appoingment          ---        -------      -------     ----------------
       of Auditors       40,682,482    422,985      63,272             0


ITEM 6.  EXHIBITS
-----------------

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


                                            ALEXANDER & BALDWIN, INC.
                                                   (Registrant)



Date:    April 28, 2006                   /s/ Christopher J. Benjamin
                                          -----------------------------------
                                               Christopher J. Benjamin
                                              Senior Vice President and
                                               Chief Financial Officer



Date:    April 28, 2006                   /s/ Thomas A. Wellman
                                          -----------------------------------
                                                  Thomas A. Wellman
                                       Vice President, Controller and Treasurer

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