Form 10-Q
period 2006-06-30
ALEXANDER & BALDWIN INC
filed 2006-08-01
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2006
                                        -------------
 _                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

Number of shares of common stock outstanding as of
June 30, 2006:                                                       43,067,453




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

The unaudited, condensed financial statements and notes for the second quarter and first six months of 2006 are presented below, with comparative figures from the 2005 financial statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per share amounts)

                                                             Three Months Ended                    Six Months Ended
                                                                  June 30,                             June 30,
                                                           2006               2005              2006               2005
                                                           ----               ----              ----               ----
Revenue:
    Operating revenue                                    $    418.2         $    391.2        $     779.5        $     755.0
                                                         ----------         ----------        -----------        -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                 347.7              308.1              641.4              585.5
    Loss on investment                                           --                2.2                --                 2.2
    Selling, general and administrative                        36.3               33.4               72.1               65.5
                                                         ----------         ----------        -----------        -----------
        Operating costs and expenses                          384.0              343.7              713.5              653.2
                                                         ----------         ----------        -----------        -----------

Operating Income                                               34.2               47.5               66.0              101.8
Other Income and (Expense):
    Equity in (loss) income of real estate
       affiliates                                              (1.7)               0.8               12.2                1.8
    Interest income                                             2.7                1.2                4.9                2.1
    Interest expense                                           (3.0)              (3.0)              (6.2)              (5.8)
                                                         ----------         ----------        -----------        -----------
Income Before Taxes                                            32.2               46.5               76.9               99.9
    Income taxes                                               11.7               17.7               28.7               38.0
                                                         ----------         ----------        -----------        -----------
Income From Continuing Operations                              20.5               28.8               48.2               61.9
Discontinued Operations (net of income taxes)                   9.7                0.6               19.4                5.2
                                                         ----------         ----------        -----------        -----------

Net Income                                               $     30.2         $     29.4        $      67.6        $      67.1
                                                         ==========         ==========        ===========        ===========

Basic Earnings Per Share:
    Continuing operations                                $     0.47         $     0.66        $      1.10        $      1.42
    Discontinued operations                                    0.22               0.01               0.44               0.12
                                                         ----------         ----------        -----------        -----------
    Net income                                           $     0.69         $     0.67        $      1.54        $      1.54
                                                         ==========         ==========        ===========        ===========

Diluted Earnings Per Share:
    Continuing operations                                $     0.46         $     0.65        $      1.09        $      1.40
    Discontinued operations                                    0.22               0.01               0.44               0.12
                                                         ----------         ----------        -----------        -----------
    Net income                                           $     0.68         $     0.66        $      1.53        $      1.52
                                                         ==========         ==========        ===========        ===========

Average Number of Shares Outstanding                           44.0               43.6               43.9               43.5
Average Number of Dilutive Shares Outstanding                  44.3               44.2               44.3               44.1



See Notes to Condensed Consolidated Financial Statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                             2006               2005               2006               2005
                                                             ----               ----               ----               ----
Revenue:
    Transportation:
        Ocean transportation                                $    243.6         $    221.0        $     462.9        $     427.2
        Logistics services                                       116.4              106.6              224.8              202.7
    Real Estate:
        Leasing                                                   24.4               21.3               49.0               43.2
        Sales                                                     36.8               14.6               60.6               60.5
        Less amounts reported in discontinued
           operations                                            (37.5)              (2.6)             (61.7)             (29.8)
    Food Products                                                 37.8               32.2               53.3               54.6
    Reconciling Items                                             (3.3)              (1.9)              (9.4)              (3.4)
                                                            ----------         ----------        -----------        -----------
        Total revenue                                       $    418.2         $    391.2        $     779.5        $     755.0
                                                            ==========         ==========        ===========        ===========


Operating Profit, Net Income:
    Transportation:
        Ocean transportation                                $     24.4         $     38.7        $      42.7        $      68.4
        Logistics services                                         5.3                3.6               10.0                6.6
    Real Estate:
        Leasing                                                   12.2               10.5               24.3               21.2
        Sales                                                     10.9                4.8               38.0               21.3
        Less amounts reported in discontinued
           operations                                            (15.6)              (1.0)             (31.2)              (8.4)
    Food Products                                                  3.1                0.3                9.6                9.3
                                                            ----------         ----------        -----------        -----------
        Total operating profit                                    40.3               56.9               93.4              118.4
    Loss on Investment                                              --               (2.2)                --               (2.2)
    Interest Expense                                              (3.0)              (3.0)              (6.2)              (5.8)
    General Corporate Expenses                                    (5.1)              (5.2)             (10.3)             (10.5)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations Before
        Income Taxes                                              32.2               46.5               76.9               99.9
    Income Taxes                                                 (11.7)             (17.7)             (28.7)             (38.0)
                                                            ----------         ----------        -----------        -----------
    Income From Continuing Operations                             20.5               28.8               48.2               61.9
    Discontinued Operations (net of income taxes)                  9.7                0.6               19.4                5.2
                                                            ----------         ----------        -----------        -----------
    Net Income                                              $     30.2         $     29.4        $      67.6        $      67.1
                                                            ==========         ==========        ===========        ===========




See Notes to Condensed Consolidated Financial Statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                     June 30,                December 31,
                                                                       2006                      2005
                                                                       ----                      ----
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                        $      34                 $      57
    Accounts and notes receivable, net                                     187                       177
    Inventories                                                             32                        18
    Real estate held for sale                                                2                         9
    Deferred income taxes                                                   16                        16
    Prepaid expenses and other assets                                       25                        25
    Accrued withdrawals, net to Capital Construction Fund                   --                         1
                                                                     ---------                 ---------
        Total current assets                                               296                       303
                                                                     ---------                 ---------
Investments                                                                124                       154
                                                                     ---------                 ---------
Real Estate Developments                                                   105                        71
                                                                     ---------                 ---------
Property, at cost                                                        2,292                     2,222
    Less accumulated depreciation and amortization                         951                       933
                                                                     ---------                 ---------
        Property - net                                                   1,341                     1,289
                                                                     ---------                 ---------
Capital Construction Fund                                                  112                        93
                                                                     ---------                 ---------
Other Assets                                                               179                       161
                                                                     ---------                 ---------

        Total                                                        $   2,157                 $   2,071
                                                                     =========                 =========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt              $      54                 $      31
    Accounts payable                                                       135                       134
    Other                                                                   78                        89
                                                                     ---------                 ---------
        Total current liabilities                                          267                       254
                                                                     ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                         353                       296
    Deferred income taxes                                                  437                       415
    Post-retirement benefit obligations                                     48                        47
    Other                                                                   64                        45
                                                                     ---------                 ---------
        Total long-term liabilities                                        902                       803
                                                                     ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                           35                        36
    Additional capital                                                     174                       175
    Deferred compensation                                                   --                        (6)
    Accumulated other comprehensive loss                                    (7)                       (7)
    Retained earnings                                                      797                       827
    Cost of treasury stock                                                 (11)                      (11)
                                                                     ---------                 ---------
        Total shareholders' equity                                         988                     1,014
                                                                     ---------                 ---------

        Total                                                        $   2,157                 $   2,071
                                                                     =========                 =========





See Notes to Condensed Consolidated Financial Statements.

                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                            2006                  2005
                                                                            ----                  ----

Cash Flows from Operating Activities                                      $      40              $     129
                                                                          ---------              ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                        (87)                  (174)
    Proceeds from disposal of property and other assets                          31                     19
    Deposits into Capital Construction Fund                                     (22)                  (158)
    Withdrawals from Capital Construction Fund                                    4                    146
    Sales (purchases) of investments, net                                        21                    (13)
                                                                          ---------              ---------
        Net cash used in investing activities                                   (53)                  (180)
                                                                          ---------              ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                    70                    105
    Payments of long-term debt                                                  (13)                   (10)
    Proceeds (payments) from short-term borrowings, net                          23                     (5)
    Proceeds from issuances of capital stock, including
     excess tax benefit                                                           3                      8
    Repurchase of capital stock                                                 (72)                    --
    Dividends paid                                                              (21)                   (20)
                                                                          ---------              ---------
        Net cash provided by (used in) financing activities                     (10)                    78
                                                                          ---------              ---------

Net (Decrease) Increase in Cash and Cash Equivalents                      $     (23)             $      27
                                                                          =========              =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                             $      (6)             $      (7)
    Income taxes refunded (paid)                                                (32)                    22

Other Non-cash Information:
    Depreciation expense                                                         41                     41
    Tax-deferred real estate sales                                               58                     28
    Tax-deferred property purchases                                             (33)                   (28)
    Debt assumed in real estate acquisition                                      --                     11
    Common stock dividends declared but not yet paid                             11                     10





See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company's operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's annual report filed on Form 10-K for the year ended December 31, 2005.

(2) On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new rules will be effective for the Company in 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

(3) The 2006 estimated effective income tax rate of 37.5 percent differs from the statutory rate, due primarily to a land donation and tax credits.

(4) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at June 30, 2006, other than operating lease obligations, included the following (in millions):

             Vessel purchase                              (a)      $      147
             Guarantee of HS&TC debt                      (b)      $       --
             Standby letters of credit                    (c)      $       20
             Bonds                                        (d)      $        8
             Benefit plan withdrawal obligations          (e)      $       65

         These amounts are not recorded on the Company's balance sheet and, with the exception of item (a), it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                  (a) In February 2005, Matson Navigation Company, Inc. ("Matson") entered into an agreement with Kvaerner Philadelphia Shipyard Inc. to purchase two containerships. The first of these two ships, the MV Manulani, was delivered during the second quarter of 2005, and the second ship, the MV Maunalei, was delivered in July 2006, as further described in footnote 11. The purchase price for the MV Maunalei was approximately $147 million. The purchase of the MV Maunalei was funded with the Capital Construction Fund ("CCF"), cash from operations and draws on a revolving credit facility with DnB NOR Bank ASA and ING Bank N.V. Payment in full was made upon the delivery of the containership and no further obligations exist after the date of the delivery. As of June 30, 2006, no obligation was recorded on the financial statements for the MV Maunalei because conditions necessary to record either a liability or an asset were not met.

                  (b) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"). The Company is a member of HS&TC. Under normal circumstances, the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day terms. No amounts were borrowed under the facility at the end of the second quarter.

                  (c) At June 30, 2006, the Company has arranged for standby letters of credit totaling $20 million. This includes letters of credit, totaling approximately $14 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. This balance also includes approximately $6 million for performance guarantees related to real estate projects.

                  (d) Consists of $6 million in U.S. customs bonds, $1 million relates to real estate construction projects in Hawaii, and $1 million relates to ocean transportation matters.

                  (e) The withdrawal liabilities for multiemployer pension plans, in which Matson is a participant, aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Other Contingencies: On June 14, 2006, the Company, Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), and various DMB entities ("DMB") entered into a General Contract of Indemnity ("Indemnity") in favor of Travelers Casualty and Surety Company of America ("Travelers"). The Indemnity was described in the Company's Form 8-K dated June 14, 2006 and filed with the Securities and Exchange Commission on June 16, 2006. The Indemnity was entered into in connection with Travelers' execution of an agreement with the Kukui'ula joint venture for the delivery of one or more bonds. The bonds are being issued to secure final subdivision approvals, which will allow for closing of the Kukui'ula lots to take place, and will cover various construction activities at Kukui'ula, such as project amenities, roads, utilities and other infrastructure, and subdivision improvements.

         Under the Indemnity, the Company, Kukui'ula, and DMB, jointly and severally, agree to indemnify and exonerate Travelers from all loss which Travelers incurs in connection with any of the bond(s) issued. In connection with the Indemnity, the Company, Kukui'ula, and DMB have separately entered into a Mutual Indemnification Agreement ("Agreement") under which the parties agree that they shall each be proportionately liable (60% for DMB and 40% for the Company) for all payments required to be made under the Indemnity.

         The Company accounts for guarantees in accordance with FASB Interpretation No. 45 (" FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under the provisions of FIN 45, the Company recorded a liability for the Indemnity based on its fair value. The fair value of the liability recorded by the Company in connection with the Indemnity was not material.

         Financing Agreement: On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") under which the Company may issue notes in an aggregate amount up to $400 million less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any such notes then committed to be purchased by Prudential. The Agreement also provides for the commitment by Prudential to purchase and, subject to a right of cancellation by the Company, the commitment by the Company to issue three new series of senior promissory notes totaling $125 million. The note purchase and shelf agreement is more fully described in a Form 8-K filed on April 21, 2006.

         Litigation: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

(5) Earnings Per Share: The denominator used to compute basic and diluted earnings per share is as follows (in millions):

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                                    2006         2005         2006          2005
                                                                    ----         ----         ----          ----
         Denominator for basic EPS - weighted average shares
         Effect of dilutive securities:                               44.0          43.6         43.9         43.5
           Employee/director stock options and
              non-vested restricted stock                              0.3           0.6          0.4          0.6
                                                                    ------        ------       ------       ------
         Denominator for diluted earnings per share                   44.3          44.2         44.3         44.1
                                                                    ======        ======       ======       ======


(6) Share-Based Compensation: The Company may grant incentive and non-qualified options to purchase shares of the Company's stock at an exercise price equal to the fair market value at the grant date, as determined by the Compensation Committee of the Board of Directors. The options vest ratably over three years and, if not exercised, expire 10 years after grant. Shares issued as a result of stock option exercises are funded with the issuance of new shares. Shares tendered to the Company in connection with stock option exercises are retired.

         The Company may also issue shares of the Company's common stock, in connection with the stock option plans, as a reward for past service rendered or as an incentive for future service. Service-based restricted shares generally vest over three years. The Company may also issue performance-based restricted shares that vest one year after grant, with the number of shares earned based on the achievement of annual financial targets established at the beginning of the fiscal year.

         The Company's various stock option plans are more fully described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of June 30, 2006, 1,463,588 shares have been authorized for issuance under the equity compensation plans but had not been granted.

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under Accounting Principles Board ("APB") Opinion No. 25, which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no share-based compensation expense for stock option grants was reflected in net income since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share for the three and six month periods ended June 30, 2005 would have been as follows (in millions, except per-share amounts):

                                                                                            2005
                                                                           ---------------------------------------

                                                                                Quarter           Six Months
                                                                                 Ended               Ended
                                                                                June 30             June 30
                                                                                -------             -------
          Net Income:
            As reported                                                         $    29.4           $   67.1
            Stock-based compensation expense determined under
               fair value based method for all awards, net of related
               tax effects                                                           (0.4)              (0.8)
                                                                                ---------           --------
            Pro forma                                                           $    29.0           $   66.3
                                                                                =========           ========
          Net Income Per Share:
            Basic, as reported                                                  $    0.67           $   1.54
            Basic, pro forma                                                    $    0.66           $   1.52
            Diluted, as reported                                                $    0.66           $   1.52
            Diluted, pro forma                                                  $    0.65           $   1.50
          --------------------------------------------------------------------------------------------------------


         SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The Company estimates the grant-date fair value of its stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 107, "Share-Based Payment," using the range of assumptions provided in the table below:

                                                    2006                2005
                                                    ----                ----

           Expected volatility                    22.1%-22.7%        22.2%-22.3%
           Expected term (in years)                 6.3-8.1              6.4
           Risk-free interest rate                 4.5%-5.1%          3.9%-4.0%
           Dividend yield                          1.7%-2.4%          1.9%-2.2%
           Fair value of options granted         $10.56-$14.86      $9.70-$10.36

             o Expected volatility was primarily determined using the historical volatility of A&B common stock over a 6-year period, but the Company may also consider future events that it reasonably concludes marketplace participants might consider. Accordingly, the Company believes that the expected volatility estimate is representative of the stock's future volatility over the expected term of its employee share options. An increase in the expected volatility assumption will increase stock compensation expense.

             o The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considered expected or unusual trends that would likely affect this assumption and determined that the historical term of 6.7 years was reasonable for 2006. An increase in the expected term assumption will increase stock compensation expense.

             o The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

             o The expected dividend yield is based on the Company's current and historical dividend policy. An increase in the dividend yield will decrease stock compensation expense.

         Application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related amounts recognized in the Condensed Consolidated Statements of Income.

         Activity in the Company's stock option plans for the first two quarters of 2006 was as follows (in thousands, except exercise price amounts):



                              Employee Plans               Directors' Plans
                         -------------------------     ------------------------                      Weighted
                                                          1998          1989                         Average
                            1998           1989        Directors'    Directors'        Total         Exercise
                            Plan           Plan           Plan          Plan          Shares          Price
                            ----           ----        ----------    ----------       ------         ---------

December 31, 2005           1,190.1            38.2        215.8          42.0          1,486.1      $ 31.16
Granted                       174.1              --         56.0            --            230.1      $ 51.54
Exercised                     (62.6)          (11.2)        (6.0)        (12.0)           (91.8)     $ 26.72
Forfeited & Expired           (20.1)             --           --            --            (20.1)     $ 40.92
                         ----------      ----------     --------       -------      -----------
June 30, 2006               1,281.5            27.0        265.8          30.0          1,604.3      $ 34.21
                         ==========      ==========     ========      ========      ===========

Exercisable                   872.4            27.0        140.6          30.0          1,070.0      $ 29.19
                         ----------      ----------     --------      --------      -----------


         The following table summarizes stock option information as of June 30, 2006 (excludes restricted stock, in thousands, except exercise price amounts):

                                                       Weighted                                               Weighted
                                    Options            Average           Weighted           Options           Average
               Range of           Outstanding         Remaining          Average          Exercisable         Price of
               Exercise              as of         Contractual Life      Exercise            as of           Exercisable
                Prices             6/30/2006          (in Years)           Price           6/30/2006           Options
          -------------------      ---------         -------------     ------------        ---------           -------
            $20.00 - 24.00             95.9               3.3             $ 21.39              95.9            $ 21.39
            $24.01 - 28.00            453.3               5.5             $ 26.29             453.3            $ 26.29
            $28.01 - 32.00            211.5               4.3             $ 28.54             209.4            $ 28.51
            $32.01 - 36.00            355.5               7.4             $ 33.48             223.0            $ 33.48
            $36.01 - 40.00              0.2               5.1             $ 37.98                --                 --
            $40.01 - 44.00             74.8               7.5             $ 40.46              24.0            $ 40.38
            $44.01 - 48.00            191.2               8.5             $ 44.45              64.4            $ 44.45
            $48.01 - 53.00            221.9               9.6             $ 51.59                --                 --
                                    -------                                                 -------
            $20.00 - 53.00          1,604.3               6.7             $ 34.21           1,070.0            $ 29.19
                                    =======                                                 =======



         A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                          2006              2005               2006              2005
                                                          ----              ----               ----              ----
         Share-based expense (net of estimated
         forfeitures):
           Stock options                                $      0.7        $       --         $       1.4       $        --
           Restricted stock                                    1.4               0.6                 2.6               1.0
                                                        ----------        ----------         -----------       -----------
              Total share-based expense                 $      2.1        $      0.6         $       4.0       $       1.0
                                                        ==========        ==========         ===========       ===========

         Income tax benefit realized                    $      0.2        $      0.4         $       1.9       $       2.5
         Intrinsic value of options exercised           $      0.5        $      0.9         $       2.1       $       5.9
         Fair value of stock vested                     $       --        $       --         $       3.0       $       0.6



         As of June 30, 2006, there was $4.9 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.6 years.


         The following table summarizes restricted stock information as of June 30, 2006 (in thousands, except weighted-average, grant-date fair value amounts):


                                                            Weighted
                                          Restricted         Average
                                            Stock           Grant-Date
                                            Shares          Fair Value
                                            ------          ----------

              December 31, 2005              184.3           $ 41.38
              Granted                        128.4           $ 52.37
              Vested                         (57.1)          $ 41.97
              Forfeited                       (8.0)          $ 38.06
                                           -------
              June 30, 2006                  247.6           $ 46.73
                                           =======


         Unrecognized compensation cost related to unvested restricted stock was $9.2 million, with the cost expected to be recognized over a weighted average period of 1.4 years.


(7) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

         Discontinued operations were as follows (in millions):

                                              Quarter Ended                    Six Months Ended
                                                 June 30,                          June 30,
                                                 --------                          --------
                                          2006             2005              2006             2005
                                          ----             ----              ----             ----
Discontinued Operations (net of tax)
   Sales of Assets                       $    9.4         $     --         $   18.7          $    3.9
   Leasing Operations                         0.3              0.6              0.7               1.3
                                         --------         --------         --------          --------
     Total                               $    9.7         $    0.6         $   19.4          $    5.2
                                         ========         ========         ========          ========

(8) Other Comprehensive Income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

                                                   Quarter Ended                    Six Months Ended
                                                      June 30,                          June 30,
                                                      --------                          --------
                                               2006             2005             2006             2005
                                               ----             ----             ----             ----

        Net Income                            $   30.2         $   29.4         $   67.6         $   67.1
        Company's share of investee's
           minimum  pension liability
           adjustment                               --             (0.4)             0.1             (0.4)
        Change in valuation of derivative         (0.1)              --             (0.1)             0.1
                                              --------         --------         --------         --------
        Comprehensive Income                  $   30.1         $   29.0         $   67.6         $   66.8
                                              ========         ========         ========         ========


(9) Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company's intentions with respect to these plans. Management believes that its assumptions and estimates for 2006 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

         The Components of Net Periodic Benefit Cost for the second quarter of 2006 and 2005 were as follows (in millions):

                                                     Pension Benefits                Post-retirement Benefits
                                                     ----------------                ------------------------
                                                  2006               2005              2006             2005
                                                  ----               ----              ----             ----
         Service Cost                           $    1.9           $    1.6           $    0.2         $    0.2
         Interest Cost                               4.1                4.0                0.8              0.8
         Expected Return on Plan Assets             (6.5)              (6.1)                --               --
         Amortization of Prior Service Cost          0.1                0.1                 --               --
         Amortization of Net (Gain) Loss             0.4                0.4                0.3              0.3
                                                --------           --------           --------         --------
         Net Periodic Benefit Cost              $     --           $     --           $    1.3         $    1.3
                                                ========           ========           ========         ========

         The Components of Net Periodic Benefit Cost for the first half of 2006 and 2005 were as follows (in millions):

                                                       Pension Benefits                Post-retirement Benefits
                                                       ----------------                ------------------------
                                                    2006               2005              2006             2005
                                                    ----               ----              ----             ----
         Service Cost                             $    3.7           $    3.0           $    0.5         $    0.5
         Interest Cost                                 8.2                8.0                1.6              1.6
         Expected Return on Plan Assets              (13.0)             (12.2)                --               --
         Amortization of Prior Service Cost            0.2                0.2                 --               --
         Amortization of Net (Gain) Loss               0.8                0.8                0.5              0.6
                                                  --------           --------           --------         --------
         Net Periodic Benefit Cost (Credit)       $   (0.1)          $   (0.2)          $    2.6         $    2.7
                                                  ========           ========           ========         ========


         The 2006 return on plan assets is expected to be nearly the same as the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension credit of approximately $0.2 million for 2006. No contributions to the Company's pension plans are expected to be required during 2006.

(10) Accelerated Share Repurchase Program: On December 9, 2004, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock through December 31, 2006. In June 2006, A&B purchased 200,000 shares on the open market at an average price of $42.35. Additionally, the Company also entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on June 27, 2006 to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million, which is more fully described in a Form 8-K filed on July 11, 2006. The maximum average price per share that will be paid under the ASR is $46.83, which is based on 984,000 and 361,342 shares delivered on June 30 and July 12, 2006, respectively. The average price per share paid to date under the ASR may not be representative of the final average repurchase price per share because A&B may receive additional shares for no additional consideration. Under the terms of the ASR, the Company may receive up to an additional 184,099 shares upon termination of the agreement in a third installment based on the volume weighted average price of A&B's common stock from July 8, 2006 through to the end of the termination period, which may be determined by Goldman in its discretion from September 8, 2006 through November 10, 2006. A&B has no further obligation to provide additional cash or to issue additional shares under the agreement, and consequently, any additional shares received would reduce the final average price paid per share. The final average repurchase price per share under the ASR will range from $41.19 to $46.83 based on the collar established by the agreement. Through July 28, 2006, our total share repurchases totaled 1,545,342 shares for $71.5 million at an average price of $46.25 per share. Upon completion of the ASR, A&B will have repurchased between 1,545,342 and 1,729,441 shares of its stock during 2006 and will have between 270,559 and 454,658 shares remaining under its existing share repurchase authorization.

(11) Subsequent Events: On July 12, 2006, Matson took delivery of its newest ship, the MV Maunalei. The purchase price for the MV Maunalei was $147 million. The purchase of the MV Maunalei was funded with the CCF, cash from operations, and borrowings under the DnB NOR revolving credit facility. The amount drawn under the DnB NOR revolving credit facility upon delivery of the ship totaled approximately $70 million, of which $36 million was applied to the purchase price of the ship and the remainder was used for other general corporate purposes.

         On July 12, 2006, a bill prohibiting residential development and the sale of the State's fee simple interest in the Kaka'ako Waterfront project was enacted into law. Consequently, the Company has terminated its development activities related to the Kaka'ako Waterfront project. The incurred costs related to the project were immaterial and were expensed.



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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to those matters discussed in Item 1A of the Company's 2005 10-K.

CONSOLIDATED REVENUE & NET INCOME

Consolidated - Second quarter of 2006 compared with 2005

-------------------------------------------------------------------------------------------
                                                       Quarter Ended June 30,
-------------------------------------------------------------------------------------------
(dollars in millions)                           2006             2005            Change
-------------------------------------------------------------------------------------------
Revenue                                       $   418.2       $   391.2              7%
Cost of goods sold, services and rentals      $   347.7       $   308.1             13%
Selling, general and administrative           $    36.3       $    33.4              9%
Loss on investment                            $      --       $     2.2           -100%
Income taxes                                  $    11.7       $    17.7            -34%
-------------------------------------------------------------------------------------------
Net income                                    $    30.2       $    29.4              3%
-------------------------------------------------------------------------------------------

Consolidated revenue for the second quarter of 2006 increased $27.0 million, or 7 percent, compared with the second quarter of 2005. This increase was due principally to $22.6 million higher revenue for ocean transportation, $9.8 million growth in logistics services revenue, $5.6 million higher revenue for food products and $5.0 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $14.5 million in lower revenue from real estate sales (after excluding revenue from discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals for the second quarter of 2006 increased $39.6 million, or 13 percent, compared with the second quarter of 2005 due to $36.7 million higher costs for ocean transportation, $7.9 million in higher purchased transportation costs at the Matson Integrated Logistics business, $3.1 million in higher costs for the food products segment (primarily as a result of higher sugar sales volume), partially offset by $9.1 million lower cost of real estate sales (after excluding real estate sales classified as discontinued operations).

Selling, general and administrative costs for the second quarter of 2006 were $2.9 million, or 9 percent, higher than the second quarter of 2005 due principally to higher professional service fees, salaries, and related employee benefit costs.

Income taxes were lower than the second quarter of 2005, on a percentage basis, due to a change in the effective income tax rate. The effective tax rate for 2006 was reduced from 38% to 37.5% as a result of a land donation and tax credits.

Consolidated - First half of 2006 compared with 2005

-------------------------------------------------------------------------------------------
                                                      Six Months Ended June 30,
-------------------------------------------------------------------------------------------
(dollars in millions)                           2006             2005            Change
-------------------------------------------------------------------------------------------
Revenue                                       $   779.5       $   755.0              3%
Cost of goods sold, services and rentals      $   641.4       $   585.5             10%
Selling, general and administrative           $    72.1       $    65.5             10%
Loss on investment                            $      --       $     2.2           -100%
Income taxes                                  $    28.7       $    38.0            -24%
-------------------------------------------------------------------------------------------
Net income                                    $    67.6       $    67.1              1%
-------------------------------------------------------------------------------------------

Consolidated revenue for the first half of 2006 increased $24.5 million, or 3 percent, compared with the first half of 2005. This increase was due principally to $35.7 million higher revenue for ocean transportation, $22.1 million growth in logistics services revenue, and $9.0 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $34.9 million in lower revenue from real estate sales (after excluding revenue from discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services and rentals for the first half of 2006 increased $55.9 million, or 10 percent, compared with the first half of 2005 due to $58.7 million in higher costs for ocean transportation, $17.8 million in higher purchased transportation costs for the logistics business, partially offset by $19.0 million in lower cost of real estate sales (after excluding real estate sales classified as discontinued operations) and $3.3 million gain on the sale of two surplus and obsolete vessels.

Selling, general and administrative costs for the first half of 2006 were $6.6 million, or 10 percent, higher than the first half of 2005 due to the same factors cited for the second quarter increase.

Income taxes were lower than the first half of 2005 due primarily to the same factors cited for the second quarter decrease.

ANALYSIS OF OPERATING REVENUE AND PROFIT
TRANSPORTATION INDUSTRY

Ocean Transportation - Second quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                        Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)         2006                 2005            Change
--------------------------------------------------------------------------------
Revenue                     $   243.6            $   221.0           10%
Operating profit            $    24.4            $    38.7          -37%
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers            44,600               44,700            --
  Hawaii automobiles           33,800               43,300          -22%
  Guam containers               3,900                4,200           -7%
  China containers              7,500                   --            NM
--------------------------------------------------------------------------------

Ocean Transportation revenue for the second quarter of 2006 was $22.6 million, or 10 percent, higher than the second quarter of 2005. Of this increase, approximately $16.3 million was due to overall container volume increases for Matson's services, $13.3 million was due to increases in fuel surcharge revenues, and $4.6 million was due to improved yields and cargo mix. These increases were partially offset by approximately $8.9 million from the loss of vessel charter revenue resulting from the expiration of the APL Alliance in the first quarter of 2006. Matson's Hawaii automobile volume for the quarter was 22 percent lower than the first quarter of last year, due primarily to the impact of reduced auto manufacturer incentives for rental car agencies, which resulted in lower rental car turnover, as well as competitive pressures. Total Hawaii container volume was down slightly from the second quarter of 2005, reflecting primarily a reduction in eastbound volumes, including lower shipments of agricultural products and lower military-related household good movements. Guam container volume was down slightly from the second quarter of 2005, primarily due to the transition in vessel schedules.

Operating profit was $14.3 million, or 37 percent, lower than the second quarter of 2005. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct fuel costs increased by $15.9 million, vessel operating and overhead expenses increased $5.6 million primarily due to the China service startup, and terminal handling costs increased $3.8 million due to increased rates. Outside transportation costs, which include barge and trucking expenses paid to third parties, increased $2.4 million and G&A expense increased $2.1 million. Earnings from Matson's SSAT joint venture contributed $0.7 million more than the second quarter of 2005. Earnings from joint ventures are not included in revenue, but are included in operating profit.


Ocean Transportation - First half of 2006 compared with 2005

--------------------------------------------------------------------------------
                                          Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)          2006                 2005            Change
--------------------------------------------------------------------------------
Revenue                      $   462.9            $   427.2            8%
Operating profit             $    42.7            $    68.4          -38%
--------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers             86,400               86,100            --
  Hawaii automobiles            65,600               78,900          -17%
  Guam containers                7,700                8,200           -6%
  China containers               9,500                   --            NM
--------------------------------------------------------------------------------

Ocean Transportation revenue for the first half of 2006 was $35.7 million, or 8 percent, higher than the first half of 2005. Of this increase, approximately $21.0 million was due to increases in fuel surcharge revenues, $17.9 million was due to overall container volume increases for Matson's services, and $7.2 million was due to improved yields and cargo mix. These increases were partially offset by $11.4 million of lower vessel charter revenue, resulting from the expiration of the APL Alliance. Total Hawaii automobile volume was 17 percent lower, due primarily to competitive pressures and reduced shipments to rental agencies as noted previously. Guam container volume was 6 percent lower than in the first half of 2005, due primarily to changes in vessel schedules.

Operating profit was $25.7 million, or 38 percent, lower than the first half of 2005. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct fuel costs increased $28.2 million, vessel operating and overhead expenses increased $5.6 million primarily due to the China service startup, and terminal handling costs increased $7.4 million due to increased rates. Outside transportation costs increased $3.8 million and G&A expense increased $3.3 million. Matson's SSAT joint venture contributed $3.6 million less than the first half of 2005, due primarily to a favorable adjustment made during the first half of 2005. Earnings from this venture are not included in revenue, but are included in operating profit. These decreases were partially offset by a $3.3 million gain on the sale of two surplus and obsolete vessels.


Logistics Services - Second quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                         Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)          2006               2005           Change
--------------------------------------------------------------------------------
Revenue                      $  116.4           $  106.6            9%
Operating profit             $    5.3           $    3.6           47%
--------------------------------------------------------------------------------

Integrated logistics revenue increased by $9.8 million, or 9 percent, for the second quarter of 2006 compared with the second quarter of 2005. This growth was the result of continued improvements in yields and an 11 percent increase in highway and less-than-truckload volumes, partially offset by lower volumes in domestic and international intermodal services.

Integrated logistics operating profit increased by $1.7 million, or 47 percent, for the second quarter of 2006 compared with the second quarter of 2005. The increased operating profit was the result of higher yields in all service categories and lower general and administrative costs as a percentage of revenue.

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


Logistics Services - First half of 2006 compared with 2005

--------------------------------------------------------------------------------
                                       Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)          2006               2005           Change
--------------------------------------------------------------------------------
Revenue                      $  224.8           $  202.7           11%
Operating profit             $   10.0           $    6.6           52%
--------------------------------------------------------------------------------

Integrated logistics revenue increased by $22.1 million, or 11 percent, for the first half of 2006 compared with the first half of 2005. This growth was the result of continued improvements in mix of business and rates, and a 15 percent increase in highway and less-than-truckload volumes, partially offset by a 22 percent decrease in international intermodal volume.

Integrated logistics operating profit increased by $3.4 million, or 52 percent, for the first half of 2006 compared with the first half of 2005. The operating profit improvement was the result of higher yields in all service categories and lower general and administrative costs as a percentage of revenue.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.


Leasing- Second quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                               Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)                   2006            2005           Change
--------------------------------------------------------------------------------
Revenue                                $   24.4        $   21.3           15%
Operating profit                       $   12.2        $   10.5           16%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                  98%             95%            3%
  Hawaii                                    98%             92%            6%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                  3.7             3.5            6%
  Hawaii                                    1.5             1.7          -12%
--------------------------------------------------------------------------------

Real estate leasing revenue and operating profit for the second quarter of 2006 were 15 percent and 16 percent higher, respectively, than the amounts reported for the second quarter of 2005. These increases were due principally to $2.8 million of revenue and $1.4 million of contribution margin from four properties acquired subsequent to the second quarter of 2005, the results from the completion of a new Oahu commercial development during the second half of 2005, and higher interest income earned on 1031 escrow funds. The higher occupancy rate for the Hawaii commercial leasing portfolio was principally due to the addition of Kunia Shopping Center, a new Oahu commercial development that was fully leased upon completion, the addition of Lanihau Shopping Center, a fully-leased retail center in Kailua-Kona on the island of Hawaii subsequent to the first half of 2005, and higher leasing activity at existing properties.


Leasing- First half of 2006 compared with 2005

--------------------------------------------------------------------------------
                                      Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)             2006           2005         Change
--------------------------------------------------------------------------------
Revenue                         $   49.0       $   43.2         13%
Operating profit                $   24.3       $   21.2         15%
--------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                           97%            95%          2%
  Hawaii                             98%            91%          7%
--------------------------------------------------------------------------------

Real estate leasing revenue and operating profit for the first half of 2006 were 13 percent and 15 percent higher, respectively, than the amounts reported for the first half of 2005. Additionally, the Hawaii commercial leasing portfolio's occupancy rate increased by 7 percent. These increases were due to the same reasons as cited for the quarter.


Real Estate Sales - Second quarter and first half of 2006 compared with 2005

--------------------------------------------------------------------------------
                                          Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
--------------------------------------------------------------------------------
Revenue                     $   36.8             $   14.6                 2.5x
Operating profit            $   10.9             $    4.8                 2.3x
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                         Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
--------------------------------------------------------------------------------
Revenue                     $   60.6             $   60.5                   --
Operating profit            $   38.0             $   21.3                  78%
--------------------------------------------------------------------------------

2006 Second Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $36.8 million and was principally comprised of the sale of two retail centers in Phoenix, Arizona and one commercial parcel on Maui. Operating profit for the second quarter of 2006 included the Company's share of $1.7 million in marketing and other operating expenses of its real estate joint ventures.

2006 First Half: Revenue for the first half of 2006 also included first quarter revenue of $23.8 million, principally related to the sales of a Maui office building, four commercial parcels on Maui, a commercial property on Oahu and a vacant parcel on Kauai. Operating profit for the first half of 2006 also included $12.2 million for the Company's earnings from its real estate joint ventures (which are not included in revenue for the segment). The $12.2 million in joint venture earnings principally relates to a portion of the Company's earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in the first quarter.

2005 Second Quarter: Revenue for the second quarter of 2005, before subtracting amounts treated as discontinued operations, was principally due to the receipt of the final 80-percent installment payment of $14.1 million for a 30-acre development parcel at Wailea. In addition to the profit contribution from that sale, 2005 second quarter operating profit included $0.8 million for the Company's share of earnings from its real estate joint ventures.

2005 First Half: Real estate sales for the first half of 2005 also included first quarter sales revenue from the sale of a warehouse/distribution complex in Ontario, California for $17.8 million, seven Maui and Oahu commercial properties for $7.6 million, a residential development parcel and three residential properties for $7.5 million, a service center/warehouse complex comprised of three buildings in San Antonio, Texas for $6.3 million, and 5.5 office condominium floors for $5.5 million. In addition to the profit contribution from these sales, 2005 first half operating profit included approximately $1.8 million for the Company's share of earnings from its real estate joint ventures.

The mix of real estate sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Real Estate Discontinued Operations - 2006 compared with 2005

The revenue and operating profit on real estate discontinued operations for the second quarter and first half of 2006 and 2005 were as follows:

------------------------------------------------------------------------------------------------------------
                                          Quarter Ended June 30,              Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)       2006                 2005            2006                 2005
------------------------------------------------------------------------------------------------------------
Sales revenue                         $   36.7                   --        $   59.6             $   24.5
Leasing revenue                       $    0.8             $    2.6        $    2.1             $    5.3
Sales operating profit                $   15.0                   --        $   30.0             $    6.3
Leasing operating profit              $    0.6             $    1.0        $    1.2             $    2.1
------------------------------------------------------------------------------------------------------------

2006: The sales of two retail centers in Phoenix, Arizona for $35.6 million, an office building on Maui for $15.7, and several commercial parcels in Hawaii. Additionally, the revenue and expenses of a commercial parcel on Maui have been classified as discontinued operations because of the Company's plan to sell this property.

2005: The sales of one warehouse/distribution complex in Ontario, California, for $17.8 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6.3 million, an office building in Wailuku, Maui, two office buildings in downtown Honolulu, and the fee interest in a parcel in Maui were included in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2006 and the operating results of a commercial parcel on Maui that the Company intends to sell within the next 12 months. The leasing revenue and operating profit for the second quarter of 2005 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2005.

FOOD PRODUCTS INDUSTRY

Food Products - Second quarter of 2006 compared with 2005

--------------------------------------------------------------------------------
                                       Quarter Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)            2006             2005         Change
--------------------------------------------------------------------------------
Revenue                        $   37.8         $   32.2           17%
Operating profit               $    3.1         $    0.3         10.3x
--------------------------------------------------------------------------------
Tons sugar produced              61,400           58,400            5%
--------------------------------------------------------------------------------

Food products revenue increased 17 percent for the second quarter of 2006 compared with 2005 due mainly to $2.1 million in equipment rentals, repair services and trucking, $1.6 million from higher bulk raw sugar sales stemming from higher sugar prices and increased sales volume, $1.5 million from higher power sales prices and volume, and $0.6 million in higher molasses sales prices.

Operating profit increased tenfold from the second quarter of 2005 due principally to $1.5 million in higher power sales, $0.8 million in higher equipment rentals, and $0.8 million in higher molasses and specialty sugar sales.


Food Products - First half of 2006 compared with 2005

--------------------------------------------------------------------------------
                                     Six Months Ended June 30,
--------------------------------------------------------------------------------
(dollars in millions)          2006            2005          Change
--------------------------------------------------------------------------------
Revenue                      $   53.3        $   54.6            -2%
Operating profit             $    9.6        $    9.3             3%
--------------------------------------------------------------------------------
Tons sugar produced            62,200          77,900           -20%
--------------------------------------------------------------------------------

Food products revenue decreased 2 percent for the first half of 2006 compared with 2005. Excluding the $5.5 million disaster relief payment received in 2005, revenue increased 9 percent due mainly to $2.9 million from higher power sales, $2.1 million in higher repair services and trucking revenue, $1.6 million in higher specialty sugar and molasses sales, and $1.1 million in higher equipment rentals and soil sales. Lower revenue of $4.2 million from lower sugar sales partially offset the previously noted increases.

Operating profit was 3 percent higher than the first half of 2005. However, excluding the $5.5 million disaster relief payment received in 2005, operating profit improved more than 150 percent, primarily due to $2.9 million in higher power sales, $1.5 million in higher equipment rentals, soil sales, repair services and trucking, $0.9 million in higher sugar sales margin as a result of higher sugar prices, and $0.4 in higher molasses sales.

Sugar production was 20 percent lower in 2006 than in 2005 because operations commenced one month later, as planned by the Company, than in the prior year. While the Company expects to make up the difference in production, any future impacts to the harvesting schedule, or unanticipated impacts to yields, could affect total year production.

As reported by national media, the island of Kauai experienced the heaviest rainfall in its recent history during March. Based on preliminary inspections of Company-owned reservoirs by both the Company and the State of Hawaii, it is believed that the facilities are sound, although certain remedial action will have to be taken. The Company is currently evaluating both the Kauai and the Maui reservoirs for any necessary follow-up action; the ultimate cost of the reservoir studies and remediation activities is not known at this time.

2006 OUTLOOK

The statements included herein contain forward looking information. The economic, operating results, trends and expectations noted below may be different from actual events; those differences might be significant and might affect, among other measures and trends, revenues, expenses, assets, liabilities, shareholders' equity and cash flows.

Although expectations for statewide economic growth in 2006 and beyond remain favorable, they are below the high rates of growth experienced in 2004 and 2005. However, the Company believes that the current economic outlook will continue to support its earnings growth expectations for 2006.

The first half's financial results were accompanied by favorable progress on major initiatives in both our ocean transportation and real estate segments. Based on the encouraging results of the strong start in 2006, the Company remains confident that progress on major real estate development projects and Matson's trans-Pacific expansion will position the Company for even stronger performance in the years to come.

Starting in the third quarter, revenue from the China Service should increasingly offset the fixed operating costs of the Guam and China services and the loss of charter revenue from the APL Alliance. As a result, the Company anticipates comparisons in the second half of 2006 will be much more favorable, with second half earnings to approach or perhaps match second half 2005. China volumes in the second quarter continued to ramp up nicely, offsetting lower than planned rates. In the Hawaii trade, cost increases will continue to be an important factor, with negotiated wage increases effective July 1, 2006 and an expectation of continued, but moderate, fuel cost increases. Matson Integrated Logistics produced an outstanding quarter, with positive year-over-year comparisons forecast for the remainder of 2006. The logistics segment is poised for continued growth, though margins may moderate somewhat from very high second quarter levels.

Real estate industry results for the second quarter reaffirm the expectation of full year growth that meets or exceeds the company's long-term annual growth target of 13-15%. For real estate sales, the majority of the Company's remaining property sales for 2006 are likely to take place in the fourth quarter. While the Hawaii residential market appears to be in transition, with lower sales volumes, and prices that appear to be leveling off, the Company's development projects and joint venture investments continue to perform well.
At the Company's Kukui'ula project, which is being developed in a partnership with an affiliate of DMB Associates, Inc., 123 lots in the first two phases are being offered to members of the Founders program. As of late July 2006, approximately 70 non-binding letters of intent to purchase have been signed, and an additional 30 letters of intent are pending. Remaining lots are now being offered to members of Kukui'ula's Discoverers program, which consists of approximately 120 potential buyers. As reported in the Company's April 2006 quarterly earnings call, the Founders program had approximately 260 subscriptions. As of late July 2006, besides the 100 executed or pending letters of intent described above, approximately 40 Founders have cancelled their subscriptions, and the remaining 120 Founders will be making their decision on whether to purchase a lot in 2007. Sales contracts will be issued to buyers in the third quarter, with closings scheduled for the fourth quarter.

The Company projects that only a negligible amount of the Company's projected 2006 operating profit, and between 10% to 15% of its 2007 projected operating profit, both as a percentage of consolidated operating profit, is expected to be generated from residential sales that are not currently under binding contracts.

The real estate industry segment outlook is reinforced by continuing robust commercial real estate conditions that are reflected in particularly strong leased properties portfolio occupancy rates which reached a Company record 98% occupancy across its Hawaii and Mainland U.S. properties.

Should current market prices for sugar, power and molasses hold throughout the year, the food products segment should be modestly profitable for the balance of the year. Despite the absence of the one-time payment of $5.5 million received in 2005, the Company anticipates profitability at or near 2005 levels.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused borrowing capacity on revolving credit and private placement shelf facilities, less accrued deposits to the CCF, totaled approximately $665 million at June 30, 2006, an increase of $45 million from December 31, 2005. The increase was due primarily to $44 million in higher available balances on revolving credit and private placement shelf facilities, $15 million in higher sugar and coffee inventories and $10 million in higher receivables balances, partially offset by $23 million of lower cash balances.

Balance Sheet: Working capital was $29 million at June 30, 2006, a decrease of $20 million from the balance carried at the end of 2005. The decrease in working capital was due primarily to lower cash balances, lower balances for real estate held for sale, and higher balances on revolving credit facilities. These factors were partially offset by higher balances for accounts receivable and higher inventory balances.

Cash and cash equivalents totaled $34 million at the end of the second quarter compared with $57 million at the beginning of the year. The lower balance is due principally to share repurchases, net deposits into the CCF, and capital expenditures.

Long-term Debt, including current portion, totaled $407 million at June 30, 2006 compared with a balance of $327 million at December 31, 2005. This $80 million increase was due mainly to capital expenditure financing and share repurchases.

The Company's net deferred tax obligation was $421 million at June 30, 2006 compared with $399 million at December 31, 2005. This $22 million increase was due principally to CCF deposits, and to a lesser extent, tax-deferred real estate sales.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities totaled $40 million for the first half of 2006, compared with $129 million for the first half of 2005. This decrease was principally the result of gains on the sale of properties that are classified as either investing cash flows or non-cash transactions, changes in current and deferred income tax and accounts receivable balances, and lower Matson earnings.

Capital expenditures for the first half of 2006 totaled $87 million compared with $174 million for the first half of 2005. The expenditures for the first half of 2006 relate primarily to equipment purchases for the ocean transportation segment and expenditures related to property development activities. The $174 million for the first half of 2005 relates primarily to the purchase of the MV Manulani for $144 million. The amounts reported in Capital Expenditures on the Statement of Cash Flows for the first half of 2006 exclude $33 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

On July 12, 2006, the Company took delivery of the MV Maunalei. The purchase price for the MV Maunalei was $147 million. The purchase of the MV Maunalei was funded with the CCF, cash from operations, and borrowings under the DnB NOR revolving credit facility. The amount drawn under the DnB NOR revolving credit facility upon delivery of the ship totaled approximately $70 million and, in addition to providing partial financing for the ship, was used for other general corporate purposes.

On April 27, 2006, the Company announced a joint venture partnership with Gentry Investment Properties to develop Phase I of the Waiawa master-planned community in Central Oahu. The joint venture will act as the master developer for Phase I, selling development parcels to homebuilders. Phase I is planned and entitled for approximately 5,000 residential units, to be developed over a 10-year time frame. The Company's total equity contribution is expected to be approximately $50 million. Equity contributions will be made over the course of development, commencing upon the satisfaction of certain conditions that are expected to be met in the third quarter of 2006.

Tax-Deferred Real Estate Exchanges: Sales - During the first half of 2006, sales and condemnations proceeds which qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $58 million. The proceeds included the sales of two retail centers in Phoenix, Arizona, a Maui office building, three commercial parcels on Maui, and a vacant parcel on Kauai.

Purchases - During the first half of 2006, the Company acquired, using the proceeds from tax-deferred sales (including reverse 1031 transactions), property totaling approximately $66 million. The properties acquired with tax-deferred proceeds principally included a two-building office property in Salt Lake City, Utah, a two-building office complex in Plano, Texas, and a two-story office building in Sacramento, California.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed.

The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash information below the Statement. For "reverse 1031" transactions, the Company purchases a property in anticipation of receiving funds in a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as real estate sales in the Statement.

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies at June 30, 2006 is described in Note 3 to the financial statements of Item 1.

OTHER MATTERS

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K.

Dividends: On April 27, 2006, A&B announced an increase in the second quarter 2006 dividend to 25 cents per share. The previous dividend was 22.5 cents per share. On June 22, 2006, the Company's Board of Directors announced a third-quarter 2006 dividend of 25 cents per share, payable on September 7, 2006 to shareholders of record as of the close of business on August 3, 2006.

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

New Accounting Standards: On July 13, 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" (FIN 48). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new rules will be effective for the Company in 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

Information about the impacts of other newly issued accounting standards are discussed in the Company's most recently filed Form 10-K.

Economic Conditions: Two primary sources of periodic economic forecasts for the state are the University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development & Tourism (DBEDT). Forecasts from these independent organizations suggest that the economic outlook is moderating but sustainable for the next few years. For more information please go to the websites of these organizations at www.uhero.hawaii.edu and
                                                    --------------------
www.hawaii.gov/dbedt/info/economic, respectively.
----------------------------------

Officer and Management Changes: The following management changes occurred between April 1, 2006 and July 28, 2006.

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

         John B. Kelley, vice president investor relations of A&B, passed away on May 24, 2006.

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
                                Total Number of          Average Price          Announced Plans           Under the Plans
          Period               Shares Purchased          Paid per Share           or Programs               or Programs

-------------------------------------------------------------------------------------------------------------------------------
     Apr 1 - 30, 2006                 --                       --                      --                       --
-------------------------------------------------------------------------------------------------------------------------------
     May 1 - 31, 2006                 --                       --                      --                       --
-------------------------------------------------------------------------------------------------------------------------------
     Jun 1 - 30, 2006              1,184,000               $46.25 (1)              1,184,000                  816,000
-------------------------------------------------------------------------------------------------------------------------------

(1) On December 9, 2004, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock through December 31, 2006. In June 2006, A&B purchased 200,000 shares on the open market at an average price of $42.35. Additionally, the Company also entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. ("Goldman") on June 27, 2006 to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million. The maximum average price paid per share that will be paid under the ASR is $46.83, which is based on 984,000 and 361,342 shares delivered on June 30, 2006 and July 12, 2006, respectively. The average price per share paid to date under the ASR may not be representative of the final average repurchase price per share because A&B may receive additional shares for no additional consideration. Under the terms of the ASR, the Company may receive up to an additional 184,099 shares upon termination of the agreement in a third installment based on the volume weighted average price of A&B's common stock from July 8, 2006 through to the end of the termination period, which may be determined by Goldman in its discretion from September 8, 2006 through November 10, 2006. A&B has no further obligation to provide additional cash or to issue additional shares under the agreement, and consequently, any additional shares received would reduce the final average price paid per share. The final average repurchase price per share under the ASR is expected to range from $41.19 to $46.83. Through July 28, 2006, our total share repurchases totaled 1,545,342 shares for $71.5 million at an average price of $46.25 per share.

ITEM 6.  EXHIBITS
-----------------

         10.a.(lv) Amendment No. 3 dated July 7, 2006, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         10.b.1.(xiv) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, effective June 22, 2006.

         10.b.1.(xv) Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xvi) Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xxiv) A&B Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005.

         10.b.1.(xxv) A&B Excess Benefit Plan, amended and restated effective January 1, 2005.

         10.b.1.(xxvi) A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005.

         10.b.1.(xxvii) A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005.

         10.b.1.(xlii) Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005.

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



                                                ALEXANDER & BALDWIN, INC.
                                          --------------------------------------
                                                       (Registrant)



Date:    July 28, 2006                    /s/ Christopher J. Benjamin
                                          --------------------------------------
                                                 Christopher J. Benjamin
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                                       Treasurer



Date:    July 28, 2006                    /s/ Paul K. Ito
                                          --------------------------------------
                                                       Paul K. Ito
                                                       Controller






                                  EXHIBIT INDEX

         10.a.(lv) Amendment No. 3 dated July 7, 2006, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated February 14, 2005.

         10.b.1.(xiv) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, effective June 22, 2006.

         10.b.1.(xv) Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xvi) Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xxiv) A&B Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005.

         10.b.1.(xxv) A&B Excess Benefit Plan, amended and restated effective January 1, 2005.

         10.b.1.(xxvi) A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005.

         10.b.1.(xxvii) A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005.

         10.b.1.(xlii) Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005.

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