Form 10-Q
period 2006-09-20
ALEXANDER & BALDWIN INC
filed 2006-10-30
CIK 3453

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2006
                                        ------------------
 _                                     OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________________ to _________________

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).                      Yes [ ] No [X]

Number of shares of common stock outstanding as of
September 30, 2006:                                                  42,729,658

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In millions, except per-share amounts)

                                                              Three Months Ended                   Nine Months Ended
                                                                September 30,                        September 30,
                                                           2006               2005              2006              2005

Revenue:
    Operating revenue                                 $      422.9      $      450.8        $   1,201.0      $   1,205.7
                                                      ------------      ------------        -----------      -----------

Costs and Expenses:
    Costs of goods sold, services and rentals                342.7             361.9              983.4            947.4
    Loss on investment                                          --               0.1                --               2.3
    Selling, general and administrative                       34.4              34.3              106.5             99.8
                                                      ------------      ------------        -----------      -----------
        Operating costs and expenses                         377.1             396.3            1,089.9          1,049.5
                                                      ------------      ------------        -----------      -----------

Operating Income                                              45.8              54.5              111.1            156.2
Other Income and (Expense):
    Gain on insurance settlement                               0.5               5.2                0.5              5.2
    Equity in income (loss) of real estate
    affiliates                                                (1.4)             (0.8)              10.8              1.0
    Interest income                                            1.0               1.2                5.9              3.3
    Interest expense                                          (4.0)             (4.1)             (10.2)            (9.9)
                                                      ------------      ------------        -----------      -----------
Income Before Taxes                                           41.9              56.0              118.1            155.8
    Income taxes                                              15.7              21.3               44.2             59.2
                                                      ------------      ------------        -----------      -----------
Income From Continuing Operations                             26.2              34.7               73.9             96.6
Discontinued Operations (net of income taxes):                 1.7               0.8               21.6              6.0
                                                      ------------      ------------        -----------      -----------

Net Income                                            $       27.9      $       35.5        $      95.5      $     102.6
                                                      ============      ============        ===========      ===========

Basic Earnings Per Share:
    Continuing operations                             $       0.62      $       0.79        $      1.70      $      2.22
    Discontinued operations                                   0.04              0.02               0.50             0.13
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.66      $       0.81        $      2.20      $      2.35
                                                      ============      ============        ===========      ===========

Diluted Earnings Per Share:
    Continuing operations                             $       0.61      $       0.79        $      1.69      $      2.19
    Discontinued operations                                   0.04              0.02               0.49             0.14
                                                      ------------      ------------        -----------      -----------
    Net income                                        $       0.65      $       0.81        $      2.18      $      2.33
                                                      ============      ============        ===========      ===========


Average Number of Shares Outstanding                          42.5              43.7               43.5             43.6
Average Number of Dilutive Shares Outstanding                 42.8              44.2               43.8             44.0




See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                        Industry Segment Data, Net Income
                                  (In millions)

                                                               Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                            2006               2005               2006               2005
                                                            ----               ----               ----               ----
Revenue:
    Transportation:
        Ocean transportation                           $      243.2       $      227.5       $        706.1     $        654.7
        Logistics services                                    113.1              108.5                337.9              311.2
    Real Estate:
        Leasing                                                25.5               23.3                 74.5               66.6
        Sales                                                   5.0               61.7                 65.6              122.2
        Less amounts reported in discontinued
           operations                                          (3.0)              (2.7)               (66.1)             (32.6)
    Food Products                                              41.8               34.6                 95.1               89.2
    Reconciling Items                                          (2.7)              (2.1)               (12.1)              (5.6)
                                                       ------------       ------------       --------------     --------------
        Total revenue                                  $      422.9       $      450.8       $      1,201.0     $      1,205.7
                                                       ============       ============       ==============     ==============

Operating Profit, Net Income:
    Transportation:
        Ocean transportation                           $       34.2       $       36.8       $         76.9     $        105.2
        Logistics services                                      5.1                3.5                 15.1               10.1
    Real Estate:
        Leasing                                                12.5               11.4                 36.8               32.6
        Sales                                                   1.2               15.6                 39.2               36.9
        Less amounts reported in discontinued
           operations                                          (2.7)              (1.2)               (34.6)              (9.7)
    Food Products                                               0.6               (0.1)                10.2                9.2
                                                       ------------       ------------       --------------     --------------
        Total operating profit                                 50.9               66.0                143.6              184.3
    Loss on Investment                                           --               (0.1)                  --               (2.3)
    Interest Expense                                           (4.0)              (4.1)               (10.2)              (9.9)
    General Corporate Expenses                                 (5.0)              (5.8)               (15.3)             (16.3)
                                                       ------------       ------------       --------------     --------------
    Income From Continuing Operations Before
        Income Taxes                                           41.9               56.0                118.1              155.8
    Income Taxes                                              (15.7)             (21.3)               (44.2)             (59.2)
                                                       ------------       ------------       --------------     --------------
    Income From Continuing Operations                          26.2               34.7                 73.9               96.6
    Discontinued Operations (net of income taxes)               1.7                0.8                 21.6                6.0
                                                       ------------       ------------       --------------     --------------
    Net Income                                         $       27.9       $       35.5       $         95.5     $        102.6
                                                       ============       ============       ==============     ==============









See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                  (In millions)

                                                                           September 30,              December 31,
                                                                                2006                      2005
                                                                                ----                      ----

                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                 $      44                 $      57
    Accounts and notes receivable, net                                              191                       177
    Inventories                                                                      22                        18
    Real estate held for sale                                                        18                         9
    Deferred income taxes                                                            16                        16
    Prepaid expenses and other assets                                                38                        25
    Accrued deposits, net to Capital Construction Fund                               --                         1
                                                                              ---------                 ---------
        Total current assets                                                        329                       303
                                                                              ---------                 ---------
Investments                                                                         136                       154
                                                                              ---------                 ---------
Real Estate Developments                                                            125                        71
                                                                              ---------                 ---------
Property, at cost                                                                 2,437                     2,222
    Less accumulated depreciation and amortization                                  966                       933
                                                                              ---------                 ---------
        Property - net                                                            1,471                     1,289
                                                                              ---------                 ---------
Capital Construction Fund                                                             1                        93
                                                                              ---------                 ---------
Other Assets                                                                        169                       161
                                                                              ---------                 ---------

        Total                                                                 $   2,231                 $   2,071
                                                                              =========                 =========

                                 LIABILITIES AND
                              SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable and current portion of long-term debt                       $      78                 $      31
    Accounts payable                                                                141                       134
    Other                                                                            79                        89
                                                                              ---------                 ---------
        Total current liabilities                                                   298                       254
                                                                              ---------                 ---------
Long-term Liabilities:
    Long-term debt                                                                  356                       296
    Deferred income taxes                                                           443                       415
    Post-retirement benefit obligations                                              49                        47
    Other                                                                            66                        45
                                                                              ---------                 ---------
        Total long-term liabilities                                                 914                       803
                                                                              ---------                 ---------
Commitments and Contingencies
Shareholders' Equity:
    Capital stock                                                                    35                        36
    Additional capital                                                              175                       175
    Deferred compensation                                                            --                        (6)
    Accumulated other comprehensive loss                                             (7)                       (7)
    Retained earnings                                                               827                       827
    Cost of treasury stock                                                          (11)                      (11)
                                                                              ---------                 ---------
        Total shareholders' equity                                                1,019                     1,014
                                                                              ---------                 ---------

        Total                                                                 $   2,231                 $   2,071
                                                                              =========                 =========






See Notes to Condensed Consolidated Financial Statements.


                   ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                  (In millions)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                 2006                      2005
                                                                                 ----                      ----

Cash Flows from Operating Activities                                          $      85                 $     232
                                                                              ---------                 ---------

Cash Flows from Investing Activities:
    Capital expenditures                                                           (255)                     (209)
    Proceeds from disposal of property and other assets                              43                        25
    Deposits into Capital Construction Fund                                         (62)                     (188)
    Withdrawals from Capital Construction Fund                                      155                       150
    Reduction in Investments                                                         43                         1
    Increase in Investments                                                         (29)                      (20)
                                                                              ---------                 ---------
        Net cash used in investing activities                                      (105)                     (241)
                                                                              ---------                 ---------

Cash Flows from Financing Activities:
    Proceeds from issuances of long-term debt                                       140                       105
    Payments of long-term debt                                                      (80)                      (21)
    Proceeds (payments) related to short-term debt, net                              47                        (7)
    Proceeds from issuances of capital stock, including
      excess tax benefit                                                              4                        10
   Repurchase of capital stock                                                      (72)                       --
    Dividends paid                                                                  (32)                      (30)
                                                                              ---------                 ---------
        Net cash provided by financing activities                                     7                        57
                                                                              ---------                 ---------

Net (Decrease) Increase in Cash and Cash Equivalents                          $     (13)                $      48
                                                                              =========                 =========

Other Cash Flow Information:
    Interest paid, net of amounts capitalized                                 $     (12)                $     (12)
    Income taxes refunded (paid)                                                    (50)                       13

Other Non-cash Information:
    Depreciation expense                                                            (62)                      (62)
    Tax-deferred property sales                                                      58                        30
    Tax-deferred property purchases                                                 (33)                      (28)
    Debt assumed in real estate acquisition                                          --                        11






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

(2) On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new interpretation will be effective for fiscal years beginning after December 15, 2006. The company will be required to adopt this interpretation in the first quarter of 2007. At this time, the Company has not completed its review and assessment of the impact of adoption of FIN 48.

         On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), " Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         On September 29, 2006, the FASB issued Statement of Financial Accounting Standard No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." The standard amends FASB Statements No. 87, 88, 106 and 132(R) and would require an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. The Company is required to adopt this standard as of December 31, 2006. The Company is currently assessing the impact this standard will have on the Company's financial position, results of operations, and cash flows.

         On September 20, 2006, the Financial Accounting Standards Board ratified the consensus reached in Emerging Issues Task Force issued EITF No. 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could Be Realized in Accordance with FASB Technical Bulletin 85-4." The ratified consensus is subject to a 30-day comment period. The consensus in EITF 06-5 concluded that a policyholder should consider any additional amounts included in the contractual terms of the life insurance policy in determining the "amount that could be realized under the insurance contract." The consensus is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of EITF 06-5, but does not expect that the adoption of the consensus will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

(3) The 2006 estimated effective income tax rate of 37.5 percent differs from the statutory rate, due primarily to a land donation, tax credits, and non-taxable life insurance proceeds.

(4) Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company's balance sheet at September 30, 2006, other than operating lease obligations, included the following (in millions):

                Guarantee of HS&TC debt                     (a)      $       --
                Standby letters of credit                   (b)      $       20
                Bonds                                       (c)      $        8
                Benefit plan withdrawal obligations         (d)      $       65

         These amounts are not recorded on the Company's balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

                  (a) The Company is contingently liable for up to $21.5 million related to a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. No amounts were borrowed under HS&TC's facility at the end of the third quarter.

                  (b) Consists of letters of credit, totaling approximately $20 million, which enable the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. This balance also includes approximately $3 million to ensure full completion of a real estate project on Kauai.

                  (c) Consists of approximately $6 million in U.S. customs bonds, approximately $1 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

                  (d) Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Other Contingencies: On June 14, 2006, the Company, Kukui'ula Development Company (Hawaii), LLC ("Kukui'ula"), and various DMB entities ("DMB") entered into a General Contract of Indemnity ("Indemnity") in favor of Travelers Casualty and Surety Company of America ("Travelers"). The Indemnity was described in the Company's Form 8-K dated June 14, 2006 and filed with the Securities and Exchange Commission on June 16, 2006. On September 5, 2006, the Company, Kukui'ula, and DMB entered into a General Agreement of Indemnity ("Safeco Indemnity") in favor of Safeco Insurance Company of America ("Safeco"). The Safeco Indemnity was described in the Company's Form 8-K dated September 5, 2006 and filed with the Securities and Exchange Commission on September 11, 2006.

         The indemnities were entered into in connection with Travelers' and Safeco's execution of separate agreements with the Kukui'ula joint venture for the delivery of one or more bonds. The bonds are being issued to secure final subdivision approvals, which will allow for closing of the Kukui'ula lots to take place, and will cover various construction activities at Kukui'ula, such as project amenities, roads, utilities and other infrastructure, and subdivision improvements.

         Under the indemnities, the Company, Kukui'ula, and DMB, jointly and severally, agree to indemnify and exonerate Travelers and Safeco from all loss in connection with any of the bond(s) issued. In connection with the indemnities, the Company, Kukui'ula, and DMB have separately entered into Mutual Indemnification Agreements under which the parties agree that they shall each be proportionately liable (60% DMB and 40% for the Company) for all payments required to be made under the indemnities.

         The Company accounts for guarantees in accordance with FASB Interpretation No. 45 (" FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Under the provisions of FIN 45, the Company recorded a liability for the indemnities based on their fair values. The fair value of the liability recorded by the Company in connection with the indemnities was not material.

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

(5) Earnings Per Share: The number of shares used to compute basic and diluted earnings per share are as follows (in millions):


                                                       Three Months Ended          Nine Months Ended
                                                          September 30,              September 30,
                                                        2006         2005         2006          2005
                                                        ----         ----         ----          ----

         Basic EPS - weighted average shares             42.5         43.7         43.5         43.6
         Effect of dilutive securities:
           Employee/director stock options and
              non-vested restricted stock                 0.3          0.5          0.3          0.4
                                                        -----       ------       ------       ------
         Diluted EPS                                     42.8         44.2         43.8         44.0
                                                        =====       ======       ======       ======

         Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and non-vested restricted stock.

         The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 0.4 million and 0.2 million shares of common stock for the three and nine months ended September 30, 2006, respectively. These amounts were excluded because the options' exercise prices were greater than the average market price of the Company's common stock for the periods presented and, therefore, the effect would be anti-dilutive. There were no options that were anti-dilutive for the three- and nine-month periods ended September 30, 2005.

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

         The Company's various stock option plans are more fully described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission. As of September 30, 2006, 1,463,588 shares have been authorized for issuance under the equity compensation plans but had not been granted.

         On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under Accounting Principles Board ("APB") Opinion No. 25, which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no share-based compensation expense for stock option grants was reflected in net income since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
         Compensation - Transition and Disclosure," the effect on net income and earnings per share for the three and nine month periods ended September 30, 2005 would have been as follows (in millions, except per-share amounts):

                                                                                2005
                                                                   --------------------------------
                                                                     Quarter           Nine Months
                                                                      Ended               Ended
                                                                   September 30        September 30
                                                                   ------------        ------------
   Net Income:
     As reported                                                     $    35.5           $  102.6
     Stock-based compensation expense determined under
        fair value based method for all awards, net of related
        tax effects                                                       (0.4)              (1.2)
                                                                     ---------           --------
     Pro forma                                                       $    35.1           $  101.4
                                                                     =========           ========
   Net Income Per Share:
     Basic, as reported                                              $    0.81           $   2.35
     Basic, pro forma                                                $    0.80           $   2.32
     Diluted, as reported                                            $    0.81           $   2.33
     Diluted, pro forma                                              $    0.80           $   2.30




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

         Activity in the Company's stock option plans for the first three quarters of 2006 was as follows (in thousands, except exercise price amounts):



                              Employee Plans                Directors' Plans
                         -------------------------     ------------------------                     Weighted
                                                          1998          1989                         Average
                            1998           1989        Directors'    Directors'        Total         Exercise
                            Plan           Plan           Plan          Plan          Shares          Price
                            ----           ----        ----------    ----------       ------        ---------

December 31, 2005           1,190.1            38.2        215.8          42.0          1,486.1      $ 31.16
Granted                       174.1             --          56.0            --            230.1      $ 51.54
Exercised                     (88.0)          (11.2)        (6.0)        (12.0)          (117.2)     $ 26.18
Forfeited & Expired           (20.1)            --           --             --            (20.1)     $ 40.92
                         ----------      ---------      -------        -------      -----------
September 30, 2006          1,256.1            27.0        265.8          30.0          1,578.9      $ 34.37
                         ==========      ==========     ========      ========      ===========

Exercisable                   847.1            27.0        140.5          30.0          1,044.6      $ 29.31
                         ----------      ----------     --------      --------      -----------

         The following table summarizes stock option information as of September 30, 2006 (excludes restricted stock, in thousands, except exercise price amounts):


                                                       Weighted                                               Weighted
                                    Options            Average           Weighted           Options           Average
               Range of           Outstanding         Remaining          Average          Exercisable         Price of
               Exercise              as of         Contractual Life      Exercise            as of           Exercisable
                Prices             9/30/2006          (in Years)           Price           9/30/2006           Options
            --------------         ---------       ----------------      --------          ---------           -------

            $20.00 - 24.00             86.9               3.1             $ 21.45              86.9            $ 21.45
            $24.01 - 28.00            436.9               5.2             $ 26.29             436.9            $ 26.29
            $28.01 - 32.00            211.5               4.0             $ 28.54             209.5            $ 28.51
            $32.01 - 36.00            355.5               7.2             $ 33.48             223.0            $ 33.48
            $36.01 - 40.00              0.2               4.9             $ 37.98               --                 --
            $40.01 - 44.00             74.8               7.2             $ 40.46              24.0            $ 40.38
            $44.01 - 48.00            191.2               8.3             $ 44.45              64.3            $ 44.45
            $48.01 - 53.00            221.9               9.4             $ 51.59               --                 --
                                    -------                                                 -------
            $20.00 - 53.00          1,578.9               6.4             $ 34.37           1,044.6            $ 29.31
                                    =======                                                 =======




         A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

                                                            Three Months Ended                    Nine Months Ended
                                                               September 30,                        September 30,
                                                               -------------                        -------------
                                                          2006              2005               2006              2005
                                                          ----              ----               ----              ----
         Share-based expense (net of
           estimated forfeitures):
           Stock options                                $      0.7        $       --         $       2.1       $       --
           Restricted stock                                    1.5               0.6                 4.1               1.6
                                                        ----------        ----------         -----------       -----------
              Total share-based expense                        2.2               0.6                 6.2               1.6
           Total recognized tax benefit                       (0.5)             (0.2)               (1.5)             (0.4)
                                                        ----------        ----------         -----------       -----------
         Share-based expense (net of tax)               $      1.7        $      0.4         $       4.7       $       1.2
                                                        ==========        ==========         ===========       ===========

         Cash received upon option exercise             $      0.6        $      1.5         $       3.1       $       9.5
         Intrinsic value of options exercised           $      0.5        $      1.3         $       2.5       $       7.2
         Tax benefit realized upon option
         exercise                                       $      0.1        $      0.2         $       0.9       $       2.4
         Fair value of stock vested                     $       --        $       --         $       3.0       $       0.6


         As of September 30, 2006, there was $4.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.

         The following table summarizes restricted stock information as of September 30, 2006 (in thousands, except weighted-average, grant-date fair value amounts):

                                                         Weighted
                                         Restricted       Average
                                           Stock         Grant-Date
                                           Shares        Fair Value
                                         ----------      ----------

                December 31, 2005           184.3         $ 41.38
                Granted                     128.4         $ 52.37
                Vested                      (57.1)        $ 41.97
                Forfeited                    (8.0)        $ 49.18
                                         --------
                September 30, 2006          247.6         $ 46.69
                                         ========

         As of September 30, 2006, unrecognized compensation cost related to unvested restricted stock was $7.7 million. That cost is expected to be recognized over a weighted average period of 1.4 years.

(7) Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain assets that are "held for sale," based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

         Discontinued operations were as follows (in millions):

                                                Quarter Ended                    Nine Months Ended
                                                September 30,                      September 30,
                                                -------------                      -------------
                                            2006             2005             2006              2005
                                            ----             ----             ----              ----
Discontinued Operations (net of tax)
   Sales of Assets                              1.5               --         $   20.2          $    2.1
   Leasing Operations                           0.2         $    0.8              1.4               3.9
                                           --------         --------         --------          --------
     Total                                 $    1.7         $    0.8         $   21.6          $    6.0
                                           ========         ========         ========          ========


(8) Other Comprehensive Income for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

                                                  Quarter Ended                    Nine Months Ended
                                                  September 30,                      September 30,
                                                  -------------                      -------------
                                              2006             2005             2006             2005
                                              ----             ----             ----             ----

   Net Income                              $     27.9       $     35.5       $    95.5        $   102.6
   Company's share of investee's
      minimum  pension liability
      adjustment                                 (0.1)              --              --             (0.4)
   Change in valuation of derivative              0.3               --             0.2              0.1
                                           ----------       ----------       ---------        ---------
   Comprehensive Income                    $     28.1       $     35.5       $    95.7        $   102.3
                                           ==========       ==========       =========        =========



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

         The Components of Net Periodic Benefit Cost for the third quarters of 2006 and 2005 were as follows (in millions):

                                                                 Pension Benefits                Post-retirement Benefits
                                                                 ----------------                ------------------------
                                                              2006               2005              2006             2005
                                                              ----               ----              ----             ----
         Service Cost                                       $    1.9           $    1.6           $    0.2         $    0.2
         Interest Cost                                           4.2                4.0                0.8              0.8
         Expected Return on Plan Assets                         (6.6)              (6.1)                --               --
         Amortization of Prior Service Cost                      0.1                0.1                 --               --
         Amortization of Net (Gain) Loss                         0.4                0.4                0.3              0.3
                                                            --------           --------           --------         --------
         Net Periodic Benefit Cost                          $     --           $     --           $    1.3         $    1.3
                                                            ========           ========           ========         ========

         The Components of Net Periodic Benefit Cost for the first nine months of 2006 and 2005 were as follows (in millions):

                                                                 Pension Benefits                Post-retirement Benefits
                                                                 ----------------                ------------------------
                                                              2006               2005              2006             2005
                                                              ----               ----              ----             ----
         Service Cost                                       $    5.6           $    4.8           $    0.7         $    0.7
         Interest Cost                                          12.4               12.0                2.4              2.4
         Expected Return on Plan Assets                        (19.6)             (18.3)                --               --
         Amortization of Prior Service Cost                      0.3                0.3                 --               --
         Amortization of Net (Gain) Loss                         1.2                1.2                0.8              0.9
                                                            --------           --------           --------         --------
         Net Periodic Benefit Cost                          $   (0.1)          $     --           $    3.9         $    4.0
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

(10) Accelerated Share Repurchase Program: On December 9, 2004, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock through December 31, 2006. In June 2006, A&B purchased 200,000 shares on the open market at an average price of $42.35. Additionally, the Company also entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on June 27, 2006 to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million, which is more fully described in a Form 8-K filed on July 11, 2006. The maximum average price per share that will be paid under the ASR is $46.83, which is based on 984,000 and 361,342 shares delivered on June 30 and July 12, 2006, respectively. The average price per share paid to date under the ASR is not expected to be representative of the final average repurchase price per share because A&B expects to receive additional shares for no additional consideration. Under the terms of the ASR, the Company may receive up to an additional 184,099 shares upon termination of the agreement in a third installment based on the volume weighted average price of A&B's common stock from July 8, 2006 through to the end of the termination period, which may be determined by Goldman in its discretion from September 8, 2006 through November 10, 2006. A&B has no further obligation to provide additional cash or to issue additional shares under the agreement, and consequently, any additional shares received would reduce the final average price paid per share. The final average repurchase price per share under the ASR will range from $41.19 to $46.83 based on the collar established by the agreement. Through October 30, 2006, A&B's total share repurchases totaled 1,545,342 shares for $71.5 million at an average price of $46.25 per share. Upon completion of the ASR, A&B will have repurchased between 1,545,342 and 1,729,441 shares of its stock during 2006 and will have between 270,559 and 454,658 shares remaining under its existing share repurchase authorization.

(11)     Subsequent Events:

         On October 11, 2006, the Company, MLR Golf Partners LLC ("MLR"), and BH/JP Hawaii Holdings LLC ("Brookfield") entered into an Indemnification Agreement (the "Agreement"). The Agreement was entered into in connection with Brookfield's execution of an indemnity agreement or agreements (collectively, "Indemnity Agreement") in favor of The Guarantee Company of North America ("The Guarantee"). The Indemnity Agreement relates to, among other things, The Guarantee's execution of an agreement with MLR for the delivery of one or more bonds related to the construction of units at a condominium project (the "Project") being developed by MLR in the Mauna Lani Resort on the island of Hawaii. MLR is a real-estate development joint venture between the Company and Brookfield Homes, and is more fully described in A&B's most recently filed Form 10-K. The Agreement was described in the Company's Form 8-K dated October 11, 2006 and filed with the Securities and Exchange Commission on October 16, 2006.

         Under the Indemnity Agreement, Brookfield agrees to indemnify The Guarantee from all loss and expense in connection with any bonds for which it serves as surety for MLR. Under the Agreement, the parties agree that MLR shall be responsible for 100% of all payments related to the Project required to be made under the Indemnity Agreement, and Brookfield and A&B shall each be proportionately liable (50% for Brookfield and 50% for A&B) for all payments related to the Project required to be made under the Indemnity Agreement if MLR fails to timely pay amounts due to The Guarantee. The fair value of the liability related to the indemnity is not expected to be material.

         On October 15, 2006, a 6.7 magnitude earthquake, centered off the coast of the island of Hawaii, struck the Hawaiian Islands. The vast majority of the Company's operations are situated on the islands of Maui, Kauai, and Oahu, where damage was much lower than that experienced on the island of Hawaii. The Company has evaluated its properties, reservoirs, and operations and identified no significant damage. The State of Hawaii and the U.S. Army Corps of Engineers have announced that they will be conducting follow-up inspections of all reservoirs in Hawaii. Accordingly, the Company currently does not anticipate that the earthquake will have a material effect on its consolidated financial position, results of operations, or cash flows.

         On October 26, 2006, the Company's board of directors authorized the repurchase of up to 2 million of its common stock in the open market, in privately-negotiated transactions or by other means. The new authorization will expire on December 31, 2008 and augments an existing share repurchase authorization that will expire on December 31, 2006. As of September 30, 2006, under the existing share repurchase authorization, 1,545,342 shares have been repurchased through open market transactions and under an accelerated share repurchase agreement (more fully described in Note 10), and 454,658 shares remain available for repurchase under the existing authorization.



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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission ("SEC") filings, such as the Forms 10-K, 10-Q, and 8-K, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These forward-looking statements are not guarantees of future performance, and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to those matters discussed in Item 1A of the Company's 2005 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

CONSOLIDATED REVENUE & NET INCOME

Consolidated - Third quarter of 2006 compared with 2005

--------------------------------------------------------------------------------------------
                                                      Quarter Ended September 30,
--------------------------------------------------------------------------------------------
(dollars in millions)                             2006             2005           Change
--------------------------------------------------------------------------------------------


Revenue                                        $   422.9       $   450.8             -6%
Cost of goods sold, services, and rentals      $   342.7       $   361.9             -5%
Selling, general, and administrative           $    34.4       $    34.3              --
Gain on insurance settlement                   $     0.5       $     5.2            -90%
Loss on investment                             $      --       $     0.1              NM
Income taxes                                   $    15.7       $    21.3            -26%
--------------------------------------------------------------------------------------------
Net income                                     $    27.9       $    35.5            -21%
--------------------------------------------------------------------------------------------

Consolidated revenue for the third quarter of 2006 was $422.9 million, or 6 percent lower than the third quarter of 2005. This decrease was due principally to $59.1 million in lower revenue from real estate sales (after excluding revenue from discontinued operations), partially offset by $15.7 million in higher revenue for ocean transportation, $7.2 million higher revenue for food products, $4.6 million growth in logistics services revenue, and $4.3 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services, and rentals for the third quarter of 2006 were $342.7 million, or 5 percent lower than the third quarter of 2005 due to $17.7 million higher costs for ocean transportation, $6.5 million in higher costs for the food products segment (primarily as a result of higher costs per ton and higher sugar sales volume), $2.5 million in higher purchased transportation costs at the Matson Integrated Logistics business, partially offset by $48.1 million lower cost of real estate sales (after excluding real estate sales classified as discontinued operations).

Selling, general, and administrative costs for the third quarter of 2006 of $34.4 million approximated the costs for the third quarter of 2005.

During the third quarter of 2005, the Company recorded a $5.2 million gain from an insurance settlement following a fire earlier in the year at the Kahului Shopping Center on Maui. This gain is included in proceeds from disposal of property in the Cash Flows from Investing Activities on the Condensed Consolidated Statement of Cash Flows. In addition, in the third quarters of 2005 and 2006, the Company received approximately $0.6 million related to business interruption insurance and has included this benefit in operating revenue and in Cash Flows from Operating Activities.

Income taxes were lower than the third quarter of 2005, on a percentage basis, due to a lower effective income tax rate. The effective tax rate for 2006 of 37.5% was less than the effective tax rate of 38% in 2005 due principally to a land donation, tax credits, and non-taxable life insurance proceeds.

Consolidated - First nine months of 2006 compared with 2005

--------------------------------------------------------------------------------------------
                                                    Nine Months Ended September 30,
--------------------------------------------------------------------------------------------
(dollars in millions)                            2006             2005            Change
--------------------------------------------------------------------------------------------
Revenue                                      $   1,201.0     $   1,205.7              --
Cost of goods sold, services, and rentals    $     983.4     $     947.4              4%
Selling, general, and administrative         $     106.5     $      99.8              7%
Loss on investment                           $        --     $       2.3              NM
Gain on insurance settlement                 $       0.5     $       5.2            -90%
Income taxes                                 $      44.2     $      59.2            -25%
--------------------------------------------------------------------------------------------
Net income                                   $      95.5     $     102.6             -7%
--------------------------------------------------------------------------------------------

Consolidated revenue for the first nine months of 2006 was $1,201.0 million, or slightly lower than the results for first nine months of 2005. This decrease was due principally to $94.1 million in lower revenue from real estate sales (after excluding revenue from discontinued operations), partially offset by $51.4 million higher revenue for ocean transportation, $26.7 million growth in logistics services revenue, $11.9 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), and $5.9 million higher revenue from food products. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Costs of goods sold, services, and rentals for the first nine months of 2006 were $983.4 million, or 4 percent higher than the first nine months of 2005, due to $73.2 million in higher costs for ocean transportation, $20.0 million in higher purchased transportation costs for the logistics business, partially offset by $67.1 million in lower cost of real estate sales (after excluding real estate sales classified as discontinued operations) and a $3.3 million gain on the sale of two surplus and obsolete vessels.

Selling, general, and administrative costs for the first nine months of 2006 were $106.5 million, or 7 percent higher than the first nine months of 2005 due to higher personnel costs and professional fees.

The $2.3 million loss on investment in 2005 was the result of the sale of Company's ownership interests in C&H Sugar Company. The $5.2 million gain in 2005 was described in the consolidated third quarter comparison.

Income taxes were lower than the first nine months of 2005 due primarily to the same factors cited for the third quarter decrease.

ANALYSIS OF OPERATING REVENUE AND PROFIT
TRANSPORTATION INDUSTRY

Ocean Transportation - Third quarter of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                        Quarter Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                     $   243.2            $   227.5                 7%
Operating profit            $    34.2            $    36.8                -7%
-------------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers            44,600               45,400                -2%
  Hawaii automobiles           27,100               32,000               -15%
  Guam containers               3,700                4,300               -14%
  China containers             10,200                   --                 NM
-------------------------------------------------------------------------------------

Ocean Transportation revenue for the third quarter of 2006 was $243.2 million, or 7 percent higher than the third quarter of 2005. Of this increase, approximately $14.4 million was due to an increase in fuel surcharge revenues, $7.8 million was due to a net increase in volumes, primarily from the establishment of the China service, partially offset by lower volumes in the Hawaii and Guam services, and $4.0 million was due to improved yields and cargo mix. These increases were partially offset by $12.1 million from the loss of vessel charter revenue, resulting from the expiration of the APL Alliance in the first quarter of 2006. Matson's Hawaii automobile volume for the quarter was 15 percent lower than the third quarter of last year, due primarily to the impact of reduced auto manufacturer incentives for rental car agencies (which resulted in lower rental car turnover) and competitive pressures. Total Hawaii container volume was down 2 percent from the third quarter of 2005, reflecting reduced shipments in the building materials segment and non-recurring military deployments that occurred in 2005. Guam container volume was down 14 percent from the third quarter of 2005, primarily due to competitive pressures resulting from the transition in vessel schedules, as well as a decline in the Saipan garment trade.

Operating profit was $34.2 million, or 7 percent lower than the third quarter of 2005. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct and indirect fuel costs increased $14.7 million, equipment control and leasing costs increased $4.3 million, and terminal handling costs increased $3.2 million.

Ocean Transportation - First nine months of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                         Nine Months Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)            2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                        $   706.1            $   654.7                 8%
Operating profit               $    76.9            $   105.2               -27%
-------------------------------------------------------------------------------------
Volume (Units)
  Hawaii containers              131,000              131,500                 --
  Hawaii automobiles              92,700              110,900               -16%
  Guam containers                 11,400               12,500                -9%
  China containers                19,700                   --                 NM
-------------------------------------------------------------------------------------

Ocean Transportation revenue for the first nine months of 2006 was $706.1 million, or 8 percent higher than the first nine months of 2005. Of this increase, approximately $35.4 million was due to increases in fuel surcharge revenues, $11.9 million was due to improved yields and cargo mix, $12.8 million was due to volume changes in the Hawaii, Guam, and China services, and $2.3 million was due to higher government services revenue. These increases were partially offset by $28.4 million in lower vessel charter revenue, resulting from the expiration of the APL Alliance in the first quarter of 2006. Total Hawaii automobile and Guam container volumes were down 16 percent and 9 percent from 2005, respectively, for the same reasons cited for the quarter.

Operating profit was $76.9 million, or 27 percent lower than the first nine months of 2005. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct and indirect fuel costs increased $46.7 million, terminal handling costs increased $13.3 million, and equipment control, leasing, and repair costs increased $9.4 million. Additionally, G&A expense increased $3.8 million and Matson's SSAT joint venture contributed $3.5 million less in 2006, due primarily to a favorable adjustment made during the first nine months of 2005. Earnings from this venture are not included in revenue, but are included in operating profit. These increases were partially offset by a $3.3 million gain on the sale of two surplus and obsolete vessels.

The Company realized container volume in the China trade that exceeded its original expectations. However, while the service is profitable, performance did not reach planned levels as favorable container volumes were more than offset by lower container rates and higher fuel and intermodal rail costs. The China container rate environment is expected to remain challenging; however, the Company anticipates that its service advantages will translate into improved rates over time. In Hawaii and Guam, softening market conditions led to lower than expected volume, while yields have been favorable. Matson has initiated a number of operating measures to respond to changes in market conditions.

Logistics Services - Third quarter of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                        Quarter Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                     $  113.1             $  108.5                 4%
Operating profit            $    5.1             $    3.5                46%
-------------------------------------------------------------------------------------

Integrated logistics revenue was $113.1 million, or 4 percent higher than the third quarter of 2005. This growth was the result of continued improvements in mix of business and yields, partially offset by a 12% decrease in volumes for domestic and international intermodal services.

Integrated logistics operating profit was $5.1 million, or 46 percent higher than the third quarter of 2005. The increased operating profit was the result of higher yields in all service categories.

The revenue for integrated logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. As a result, the operating profit margins for this business are narrower than other businesses of the Company. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

Logistics Services - First nine months of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                      Nine Months Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                     $  337.9             $  311.2                 9%
Operating profit            $   15.1             $   10.1                50%
-------------------------------------------------------------------------------------

Integrated logistics revenue was $337.9 million, or 9 percent higher than the first nine months of 2005. This growth was the result of continued improvements in mix of business and rates, and a 10 percent increase in highway and less-than-truckload volumes, partially offset by a 13 percent decrease in intermodal volume.

Integrated logistics operating profit was $15.1 million, or 50 percent higher than the first nine months of 2005. The operating profit improvement was the result of higher yields in all service categories.

The logistics services businesses has benefited from the launch of the Company's China services. Matson Integrated Logistics remains poised for continued growth, though margins may moderate somewhat from the high levels experienced year-to-date.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Real Estate Leasing - Third quarter of 2006 compared with 2005

-----------------------------------------------------------------------------------------
                                                 Quarter Ended September 30,
-----------------------------------------------------------------------------------------
(dollars in millions)                   2006                 2005               Change
-----------------------------------------------------------------------------------------
Revenue                               $   25.5             $   23.3                9%
Operating profit                      $   12.5             $   11.4               10%
-----------------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                                 97%                  94%                3%
  Hawaii                                   98%                  93%                5%
-----------------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
  Mainland                                 3.7                  3.5                6%
  Hawaii                                   1.6                  1.7               -6%
-----------------------------------------------------------------------------------------

Real estate leasing revenue and operating profit for the third quarter of 2006 were 9 percent and 10 percent higher, respectively, than the amounts reported for the third quarter of 2005.

These increases were due principally to $1.9 million of revenue and $0.7 million of contribution margin from four properties acquired during or subsequent to the third quarter of 2005 and the results from the completion of Kunia Shopping Center, a new Oahu commercial development in the second half of 2005. Higher occupancies and lease rates were the primary remaining factors for the quarter-over-quarter change. These increases were partially offset by sales, during, or subsequent to, the third quarter of 2005, of two retail centers in Phoenix, Arizona, a Maui office building, and a commercial property on Oahu.

Real Estate Leasing - First nine months of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                      Nine Months Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                      $   74.5             $   66.6               12%
Operating profit             $   36.8             $   32.6               13%
-------------------------------------------------------------------------------------
Occupancy Rates:
  Mainland                        97%                  95%                2%
  Hawaii                          98%                  92%                6%
-------------------------------------------------------------------------------------

Real estate leasing revenue and operating profit for the first nine months of 2006 were 12 percent and 13 percent higher, respectively, than the amounts reported for the first nine months of 2005.

In addition to the factors cited for the third quarter increase, these increases were also due to the acquisition of a two-story office building in Arizona and a commercial property in Honolulu.

Real Estate Sales - Third quarter and first nine months of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                        Quarter Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                     $    5.0             $   61.7               -92%
Operating profit            $    1.2             $   15.6               -92%
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------
                                      Nine Months Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                     $   65.6             $  122.2               -46%
Operating profit            $   39.2             $   36.9                 6%
-------------------------------------------------------------------------------------

The lower third quarter and nine months revenue and operating profit results were due to the mix and timing of real estate sales in 2006 compared with 2005. The composition of these sales is described below.

2006 - Three Months Ended September 30: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $5.0 million and consisted of the sale of several commercial parcels and one agricultural parcel in Hawaii. Operating profit for the third quarter of 2006 included a loss of $1.4 million, primarily related to the Company's share of marketing and other operating expenses of its real estate joint ventures.

2006 - Nine Months Ended September 30: Real estate sales revenue for the nine months ended September 30, 2006 included first half revenue of $60.6 million, generated principally by the sale of two retail centers in Phoenix, Arizona, a Maui office building, several commercial parcels on Maui, a commercial property on Oahu, and a vacant parcel on Kauai. Operating profit for the nine months ended September 30, 2006 was significantly higher as a percentage of real estate sales revenue compared to 2005 because operating profit also included $10.8 million for the Company's earnings from its real estate joint ventures (which are not included in revenue for the segment). The joint venture earnings principally relate to a portion of the Company's earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in the first quarter.

2005 - Three Months Ended September 30: Real estate sales revenue for the third quarter of 2005, before subtracting amounts treated as discontinued operations, was primarily due to the sale of 100 units at the Company's Lanikea residential high-rise project in Waikiki for $59 million and a Maui property for $2.5 million. A gain of $5.2 million was recognized in operating profit during the third quarter for a partial property damage insurance settlement related to the Kahului Shopping Center fire. The Company is currently in the process of redeveloping the property. Operating Profit also included a loss of $0.8 million for the Company's share of earnings in its joint ventures.

2005 - Nine Months Ended September 30: Real estate sales revenue of $122.2 million for the nine months ended September 30, 2005, before subtracting amounts treated as discontinued operations, also included first half sales revenue from the sale of a warehouse/distribution complex in Ontario, California, seven commercial properties on Maui and Oahu, a residential development parcel and three residential properties, a service center/warehouse complex comprised of three buildings in San Antonio, Texas, 5.5 office condominium floors, and the receipt of the final 80-percent installment payment of $14.1 million for a 30-acre development parcel at Wailea. In addition to the profit contribution from these sales, operating profit for the nine months ended September 30, 2005 included approximately $1.0 million for the Company's share of earnings from its real estate joint ventures.

Sales, construction, and permitting progress continue in the Company's diversified real estate pipeline, while a more challenging residential real estate environment in Hawaii will, in varying degrees, affect certain projects. The first units at Kukui'ula have now begun to close. Although sales activity for the last quarter of 2006 will not meet original expectations, the prospects for the development remain favorable. Progress at other key residential developments, Kai Malu at Wailea and Keola La'i in Honolulu, continues to be positive.

The mix of real estate sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations. Finally, real estate sales segment revenue does not include earnings from joint venture investments, but are included in operating profit.

Real Estate Discontinued Operations - 2006 compared with 2005

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2006 and 2005 were as follows:

-------------------------------------------------------------------------------------------------------------
                                      Quarter Ended September 30,       Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------------
(dollars in millions, before tax)     2006                 2005           2006                  2005
-------------------------------------------------------------------------------------------------------------
Sales revenue                       $    2.4             $      0       $   62.1             $   24.6
Leasing revenue                     $    0.6             $    2.7       $    4.0             $    8.0
Sales operating profit              $    2.4             $      0       $   32.3             $    6.3
Leasing operating profit            $    0.3             $    1.2       $    2.3             $    3.4
-------------------------------------------------------------------------------------------------------------

2006: The revenue and operating profit of two retail centers in Phoenix, Arizona, an office building on Maui, and several commercial parcels in Hawaii were included in discontinued operations.

2005: The revenue and operating profit of two office buildings in Downtown Honolulu, one warehouse/distribution complex in Ontario, California, one service center/warehouse complex consisting of three buildings in San Antonio, Texas, an office building in Wailuku, Maui, and the fee interest in a parcel in Maui were included in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2006 and the operating results of a commercial parcel on the island of Hawaii that the Company intends to sell within the next 12 months. The leasing revenue and operating profit for the three and nine months ended September 30, 2005 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2005.

FOOD PRODUCTS INDUSTRY

Food Products - Third quarter of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                           Quarter Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)            2006                 2005                Change
-------------------------------------------------------------------------------------
Revenue                        $   41.8             $   34.6                21%
Operating profit (loss)        $    0.6             $   (0.1)                NM
-------------------------------------------------------------------------------------
Tons sugar produced              68,500               62,500                10%
-------------------------------------------------------------------------------------

Food products revenue was $41.8 million, or 21 percent higher than the third quarter of 2005 due mainly to $3.1 million higher bulk raw sugar sales stemming from higher sugar prices and increased sales volume, $1.8 million from higher power sales prices and volume, and $1.6 million higher equipment rentals, repair services, trucking, and molasses sales.

Operating profit increased $0.7 million from the third quarter of 2005 due principally to $1.8 million in higher power sales, the non-recurrence of a $1.0 million coffee crop writedown in 2005, and $0.8 million in higher molasses sales, equipment rentals, and trucking services. These increases were partially offset by $2.9 million from lower bulk raw sugar margins.

Due to lower crop yields in the quarter, as more fully discussed in the year-to-date results, the Company reduced its full-year production estimate by 7,500 tons, which impacted cost of sales by approximately $2 million for the quarter.

Food Products - First nine months of 2006 compared with 2005

-------------------------------------------------------------------------------------
                                      Nine Months Ended September 30,
-------------------------------------------------------------------------------------
(dollars in millions)         2006                 2005                Change

-------------------------------------------------------------------------------------
Revenue                     $   95.1             $   89.2                 7%
Operating profit            $   10.2             $    9.2                11%
-------------------------------------------------------------------------------------
Tons sugar produced          130,700              140,300                -7%
-------------------------------------------------------------------------------------

Food products revenue was $95.1 million, or 7 percent, higher than the first nine months of 2005. Excluding the $5.5 million disaster relief payment received in 2005, revenue increased 14 percent due mainly to $4.7 million from higher power sales, $3.3 million in higher repair services and trucking revenue, $1.9 million in higher specialty sugar and molasses sales, and $1.9 million in higher equipment rentals and soil sales. Lower revenue of $1.1 million from lower bulk raw sugar sales volumes partially offset the previously noted increases.

Operating profit was 11 percent higher than the first nine months of 2005. However, excluding the $5.5 million disaster relief payment received in 2005, operating profit improved more than 175 percent, primarily due to $4.7 million in higher power sales, $2.6 million in higher equipment rentals, soil sales, repair services and trucking, the non-recurrence of a $1.0 million coffee crop writedown in 2005, and $0.8 million in higher molasses sales. These increases were partially offset by $2.3 million from lower sugar margins.

Sugar production was 7 percent lower in 2006 than in 2005 because of low yields. The year-to-date crop yield of 11.1 tons sugar per acre (TSA) was 0.7 TSA below last year, primarily because of dry-weather conditions during growing months, less-than-optimal fertilizer applications last year, and a lower crop age. With 70% of the 2006 crop harvested, the Company does not anticipate a significant improvement in the 2006 crop yield. As a result, the forecasted sugar production was reduced by 7,500 tons. Any future impacts to the harvesting schedule, or impacts to yields, could affect total year production.

As reported by national media early in the year, the island of Kauai experienced the heaviest rainfall in its recent history during March. Preliminary inspections of Company-owned reservoirs by both the Company and the State of Hawaii found the facilities sound, although certain repair work will be required. Costs required in 2006 and 2007 to repair and maintain the Kauai reservoirs are projected to range from $3 to $4 million. The Company is currently evaluating the Maui reservoirs for any necessary follow-up action. Accordingly, the Company believes that food products operating results in the fourth quarter of 2006 and throughout 2007 will be negatively impacted by anticipated expenditures for work on reservoirs located on Kauai and Maui.

2006 OUTLOOK

While the Hawaii economy remains healthy, the growth rate has moderated, which has affected, and may continue to impact, shipping volumes. Similarly, Hawaii's real estate market indicators point to a more challenging residential market. However, unemployment is low and housing prices remain at or near historically high levels. The Company, therefore, anticipates the impact of changing economic factors on its businesses to be moderate for the balance of 2006.

On a consolidated basis, the Company remains on track to complete 2006 with good financial performance and expects that full year 2006 operating profit will be greater than originally anticipated.

FINANCIAL CONDITION, LIQUIDITY, FINANCING ARRANGEMENTS AND CASH FLOWS

Liquid Resources: The Company's principal liquid resources, comprising cash and cash equivalents, receivables, sugar and coffee inventories and unused borrowing capacity on revolving credit and private placement shelf facilities, less accrued deposits to the CCF, totaled approximately $597 million at September 30, 2006, a decrease of $22 million from December 31, 2005. The decrease was due primarily to higher borrowings on revolving credit facilities and $13 million in lower cash balances, partially offset by $14 million in higher receivables balances and $4 million in higher sugar and coffee inventories.

Balance Sheet: Working capital was $31 million at September 30, 2006, a decrease of $18 million from the balance carried at the end of 2005. The decrease in working capital was due primarily to higher balances on short-term borrowings and trade payables and lower cash balances. These factors were partially offset by higher inventories, higher income tax receivable balances, and higher accounts receivable balances.

Cash and cash equivalents totaled $44 million at the end of the third quarter compared with $57 million at the beginning of the year. The lower balance is due principally to share repurchases, dividends, income tax payments, and capital expenditures, partially offset by increased borrowings and cash generated from operations.

Long-term Debt, including current portion, and short-term facilities, totaled $434 million at September 30, 2006 compared with a balance of $327 million at December 31, 2005. This $107 million increase was due mainly to capital expenditure financing and share repurchases.

The Company's net deferred tax obligation was $427 million at September 30, 2006 compared with $399 million at December 31, 2005. This $28 million increase was due principally to CCF deposits, and to a lesser extent, tax-deferred real estate sales.

Cash Flows and Capital Expenditures: Cash Flows from Operating Activities totaled $85 million for the first nine months of 2006, compared with $232 million for the first nine months of 2005. This decrease was principally the result of higher year-to-date income tax payments, higher 2005 proceeds from the sale of units in the Company's Lanikea residential high-rise project in Waikiki and lower 2006 Matson earnings, partially offset by proceeds received from the Company's Hokua joint venture in 2006.

Cash Flows from Investing Activities related to capital expenditures for the first nine months of 2006 totaled $255 million, compared with $209 million for the first nine months of 2005. The expenditures for the first nine months of 2006 relate primarily to the purchase of the MV Maunalei for $147 million, equipment purchases for the ocean transportation segment, $105 million in expenditures related to property development activities, and $9 million related to specialty sugar expansion activities and routine asset replacements for agricultural operations. The amounts reported in Capital Expenditures on the Statement of Cash Flows exclude $33 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for 2005 included $144 million for the purchase of the MV Manulani, $18 million for other transportation-related assets, $37 million for real estate related acquisitions, development and property improvements, and $8 million of routine asset replacements for agricultural operations.

Tax-Deferred Real Estate Exchanges: Sales - During the first nine months of 2006, sales and condemnation proceeds which qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $60 million. The proceeds consisted primarily of the sales of two retail centers in Phoenix, Arizona, a Maui office building, several commercial parcels on Maui and Oahu, and two parcels on Kauai.

Purchases - During the first nine months of 2006, the Company acquired, using the proceeds from tax-deferred sales (including reverse 1031 transactions), property totaling approximately $66 million. The properties acquired with tax-deferred proceeds principally included a two-building office property in Salt Lake City, Utah, a two-building office complex in Plano, Texas, and a two-story office building in Sacramento, California.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2006, $14 million of proceeds from tax-deferred sales had not been reinvested.

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

Commitments, Contingencies and Environmental Matters: A description of commitments and contingencies at September 30, 2006 is described in Note 4 to the financial statements of Item 1.

OTHER MATTERS

Investments: The Company's joint ventures are described in Item 8 of the Company's most recently filed Form 10-K.

Dividends: The Company's third quarter dividend to shareholders was paid on September 7, 2006 to shareholders of record on August 3, 2006. On October 26, 2006, the Company's Board of Directors declared a fourth quarter dividend of 25 cents per share payable on December 7, 2006 to shareholders of record as of November 9, 2006.

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

New and Proposed Accounting Standards: New and proposed accounting standards are discussed in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained herein.

Information about the impacts of other newly issued accounting standards are discussed in the Item 8 of the Company's most recently filed Form 10-K.

Economic Conditions: Two primary sources of periodic economic forecasts for the state are the University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development & Tourism (DBEDT). For more information please go to the websites of these organizations at www.uhero.hawaii.edu and www.hawaii.gov/dbedt/info/economic, respectively.

Management Change: The following management change occurred subsequent to the third quarter.

         Kevin L. Halloran was named director of corporate finance and investor relations of A&B, effective October 11, 2006.


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

                           PART II. OTHER INFORMATION


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

                      Issuer Purchases of Equity Securities

-------------------------------------------------------------------------------------------------------------
                                                                   Total Number of      Maximum Number
                                                                 Shares Purchased as    of Shares that
                                                                  Part of Publicly   May Yet Be Purchased
                          Total Number of       Average Price      Announced Plans      Under the Plans
          Period         Shares Purchased      Paid per Share        or Programs          or Programs

-------------------------------------------------------------------------------------------------------------

     Jul 1 - 31, 2006     362,534 (1)(2)        $46.83 (1)(2)         1,545,342             454,658
-------------------------------------------------------------------------------------------------------------
     Aug 1 - 31, 2006           --                   --                  --                   --
-------------------------------------------------------------------------------------------------------------
     Sep 1 - 30, 2006           --                   --                  --                   --
-------------------------------------------------------------------------------------------------------------

         (1) On June 27, 2006, the Company entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. ("Goldman") to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million. The maximum average price paid per share that will be paid under the ASR is $46.83, which is based on 984,000 and 361,342 shares that were delivered on June 30, 2006 and July 12, 2006, respectively. The average price per share paid to date under the ASR is not expected to be representative of the final average repurchase price per share because A&B expects to receive additional shares for no additional consideration. Under the terms of the ASR, the Company may receive up to an additional 184,099 shares upon termination of the agreement in a third installment based on the volume weighted average price of A&B's common stock from July 8, 2006 through to the end of the termination period, which may be determined by Goldman in its discretion from September 8, 2006 through November 10, 2006. A&B has no further obligation to provide additional cash or to issue additional shares under the agreement, and consequently, any additional shares received would reduce the final average price paid per share. The final average repurchase price per share under the ASR is expected to range from $41.19 to $46.83. Through October 30, 2006, the Company's total share repurchases totaled 1,545,342 shares for $71.5 million at an average price of $46.25 per share.

         (2) Includes 1,192 shares of restricted common stock repurchased for $56,420 pursuant to the Company's repurchase right provided under the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan.


ITEM 6.  EXHIBITS
-----------------

         3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as amended through October 26, 2006).

         10.b.1.(vi) Amendment No. 5 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan.

         10.b.1.(xi) Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan.

         10.b.1.(xvii) Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xxv) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan.

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



                                          ALEXANDER & BALDWIN, INC.
                                   -------------------------------------
                                                (Registrant)



Date:  October 27, 2006            /s/ Christopher J. Benjamin
                                   --------------------------------------
                                       Christopher J. Benjamin
                                       Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer


Date:  October 27, 2006            /s/ Paul K. Ito
                                   ---------------------------------------
                                       Paul K. Ito
                                       Controller


                                      EXHIBIT INDEX

         3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as amended through October 26, 2006).

         10.b.1.(vi) Amendment No. 5 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan.

         10.b.1.(xi) Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan.

         10.b.1.(xvii) Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         10.b.1.(xxv) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan.

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