Form 10-K
period 2006-12-31
ALEXANDER & BALDWIN INC
filed 2007-02-26
CIK 3453

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2006

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

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
         Title of each class                    on which registered
         -------------------                   ---------------------
   Common Stock, without par value                    NASDAQ


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

       Number of shares of Common Stock outstanding at February 16, 2007:
                                   42,877,919

 Aggregate market value of Common Stock held by non-affiliates at June 30, 2006
                                 $1,870,984,515

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No |X|


                       Documents Incorporated By Reference
Portions of Registrant's Proxy Statement dated March 12, 2007 (Part III of Form 10-K)

                                TABLE OF CONTENTS

                                     PART I
                                                                          Page

Items 1 & 2.      Business and Properties...............................    1

         A.       Transportation........................................    1
                  (1)      Freight Services.............................    1
                  (2)      Vessels......................................    2
                  (3)      Terminals....................................    3
                  (4)      Logistics and Other Services.................    3
                  (5)      Competition..................................    3
                  (6)      Labor Relations..............................    5
                  (7)      Rate Regulation..............................    5

         B.       Real Estate...........................................    6
                  (1)      General......................................    6
                  (2)      Planning and Zoning..........................    7
                  (3)      Residential Projects.........................    7
                  (4)      Commercial Properties........................    9

         C.       Agribusiness..........................................   11
                  (1)      Production...................................   11
                  (2)      Marketing of Sugar and Coffee................   12
                  (3)      Sugar Competition and Legislation............   12
                  (4)      Coffee Competition and Prices................   13
                  (5)      Properties and Water.........................   13

         D.       Employees and Labor Relations.........................   14

         E.       Energy................................................   15

         F.       Available Information.................................   16

Item 1A.          Risk Factors..........................................   16

Item 1B.          Unresolved Staff Comments.............................   23

Item 3.           Legal Proceedings.....................................   23

Item 4.           Submission of Matters to a Vote of Security Holders...   24

Executive Officers of the Registrant....................................   24


                                     PART II

Item 5.           Market for Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of
                  Equity Securities.....................................   25

Item 6.           Selected Financial Data...............................   28

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   30

Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk..................................................   49

Item 8.           Financial Statements and Supplementary Data...........   51

Item 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure...................   94

Item 9A.          Controls and Procedures...............................   94

         A.       Disclosure Controls and Procedures....................   94

         B.       Internal Control over Financial Reporting.............   94

Item 9B.          Other Information.....................................   94

                                    PART III

Item 10.          Directors, Executive Officers and Corporate
                  Governance............................................   95

         A.       Directors.............................................   95

         B.       Executive Officers....................................   95

         C.       Corporate Governance..................................   96

         D.       Code of Ethics........................................   96

Item 11.          Executive Compensation................................   96

Item 12.          Security Ownership of Certain Beneficial Owners
                  and Management and Related Stockholder Matters........   96

Item 13.          Certain Relationships and Related Transactions,
                  and Director Independence.............................   96

Item 14.          Principal Accountant Fees and Services................   96


                                     PART IV

Item 15.          Exhibits and Financial Statement Schedules............   97

         A.       Financial Statements..................................   97

         B.       Financial Statement Schedules.........................   97

         C.       Exhibits Required by Item 601 of Regulation S-K.......   97

Signatures..............................................................  106

Consent of Independent Registered Public Accounting Firm................  108




                            ALEXANDER & BALDWIN, INC.

                                    FORM 10-K

                        Annual Report for the Fiscal Year
                             Ended December 31, 2006


                                     PART I


ITEMS 1 & 2.  BUSINESS AND PROPERTIES

         Alexander & Baldwin, Inc. ("A&B") is a diversified corporation with most of its operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations, related shoreside operations in Hawaii, and intermodal, truck brokerage and logistics services are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. ("Matson") and two Matson subsidiaries. Property development and agribusiness operations are conducted by A&B and certain other subsidiaries of A&B.

         The business industries of A&B are generally as follows:

         A. Transportation - carrying freight, primarily between various U.S. Pacific Coast, Hawaii, Guam, other Pacific island, and China ports; chartering vessels to third parties; arranging domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload and expedited/air freight services; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

         B. Real Estate - purchasing, developing, selling, managing, leasing and investing in commercial (including retail, office and industrial) and residential properties, in Hawaii and on the U.S. mainland.

         C. Agribusiness - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generating and selling, to the extent not used in A&B's factory operations, electricity.

         For information about the revenue, operating profits and identifiable assets of A&B's industry segments for the three years ended December 31, 2006, see Note 13 ("Industry Segments") to A&B's financial statements in Item 8 of
Part II below.


DESCRIPTION OF BUSINESS AND PROPERTIES

         A.       Transportation

         (1)      Freight Services

         Matson's Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii.

         Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. In 2006, Matson carried approximately 173,200 containers (compared with 175,800 in 2005) and 118,700 automobiles (compared with 148,100 in 2005) between those destinations. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, automobiles and packaged foods. Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, canned pineapple and dry containers of mixed commodities. The majority of Matson's Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

         Matson's Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and certain islands in Micronesia. In 2006, Matson carried approximately 15,100 containers (compared with 16,600 in 2005) and 3,200 automobiles (compared with 4,500 in 2005) in the Guam Service.

         Matson replaced its prior Guam Service upon termination of its alliance with American President Lines, Ltd. ("APL") with an integrated Hawaii/Guam/China service that began in February 2006. The service employs five Matson containerships in a five-ship string that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam. The vessels continue to China, where they are loaded with cargo to be discharged in Long Beach.

         Matson's Mid-Pacific Service offers container and conventional freight services between the U.S. Pacific Coast and the ports of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands. This service was improved and Matson's costs were reduced in August 2006 when Matson replaced its monthly barge service to these islands with a bi-weekly ship service operating from Guam. Cargo originating on the Pacific Coast and in Hawaii is sent to Guam on the weekly Guam vessel and transferred to a ship chartered by Matson that sails every two weeks to Kwajalein, Ebeye and Majuro. This ship also calls at ports on the islands of Chuuck, Pohnpei and Kosrae in the eastern part of the Federated States of Micronesia.

         See "Rate Regulation" below for a discussion of Matson's freight rates.

         (2)      Vessels

         Matson's fleet consists of 12 containerships, including one containership time-chartered from a third party that serves Micronesia; three combination container/trailerships, including a combination ship time-chartered from a third party; one roll-on/roll-off barge and two container barges equipped with cranes that serve the neighbor islands of Hawaii; and one container barge equipped with cranes that is available for charter. The 17 Matson-owned vessels in the fleet represent an investment of approximately $1.1 billion expended over the past 28 years. The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund ("CCF") established under Section 607 of the Merchant Marine Act, 1936, as amended.

         Matson has actively pursued a vessel renewal program. In 2002, Matson contracted with Aker Philadelphia Shipyard, Inc. ("Aker") for two new containerships for the Hawaii Service, each at a project cost of approximately $107 million. The first ship was delivered in the third quarter of 2003, and the second was delivered in the third quarter of 2004.

         Matson entered into agreements in February 2005 with Aker to purchase two additional new containerships at a contract price of $144.4 million each. The first ship, the MV Manulani, was delivered in May 2005, and the second ship, the MV Maunalei, was delivered in July of 2006. The purchase price for the MV Maunalei also included approximately $3.2 million of interest incurred by Aker during construction, which, together with other adjustments, resulted in a total purchase price to $146.6 million. The purchase of the MV Maunalei was funded with the CCF, operating cash flows and a secured revolving credit facility that was executed on June 28, 2005. No progress payments were required under the contract; accordingly, payment in full was made upon delivery. Also, in February 2005, Matson entered into a right of first refusal agreement with Aker, which provides that, after the MV Maunalei was delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party's proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price. Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount.

         Ships owned by Matson are described on page 4.

         As a complement to its fleet, Matson owns approximately 26,200 containers, 11,700 container chassis, 1,100 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2006 for vessels, equipment and systems totaled approximately $222 million.

         In July 2005, Matson entered into two agreements with the United States Maritime Administration ("Marad") to manage three of Marad's ready reserve vessels. The contract for two of the vessels was canceled at the convenience of Marad, and not as a result of any fault of Matson, effective July 29, 2006, with the payment of a cancellation fee to Matson. The third vessel is a break bulk vessel in full operating status with the U.S. Navy Military Sealift Command and is based in the Marianas. This contract was extended for one year, with the possibility of an additional one-year extension, and the per diem rate was increased.

         (3)      Terminals

         Matson Terminals, Inc. ("Matson Terminals"), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 421,500 containers in 2006 (compared with 417,500 in 2005). The facility can accommodate three vessels at one time. Matson Terminals' lease with the State of Hawaii runs through September 2016. Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators at ports on the island of Hawaii.

         SSA Terminals, LLC ("SSAT"), a joint venture of Matson and SSA Marine, Inc. ("SSA"), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company ("MSC"), OOCL, NYK Line and China Shipping. SSAT operates seven terminals: two in Seattle, three in Oakland/Richmond and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC ("SSAT
(LB)"), a joint venture shared equally between SSAT and MSC. The volume for the combined SSAT and SSAT (LB) operations during 2006 was 1.7 million lifts.

         Capital expenditures incurred by Matson Terminals in 2006 for terminals and equipment totaled approximately $2 million.

         (4)      Logistics and Other Services

         Matson Integrated Logistics, Inc. ("Matson Integrated Logistics"), a wholly-owned subsidiary of Matson, arranges rail, highway, air, ocean and other surface transportation and provides other third-party logistics services for North American shippers. Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers. Matson Integrated Logistics operates seven regional operating centers, has 30 sales offices, and operates through a network of agents throughout the U.S. mainland.

         (5)      Competition

         Matson's Hawaii Service and Guam Service have one major containership competitor that serves Long Beach, Oakland, Tacoma, Honolulu and Guam. The Hawaii Service also has one additional liner competitor that operates a pure car carrier ship, specializing in the carriage of automobiles and large pieces of rolling stock such as trucks and buses.

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



                        MATSON NAVIGATION COMPANY, INC.
                                  OWNED FLEET
                                  -----------

                                                                                             Usable Cargo Capacity
                                                                             ------------------------------------------------------
                                                                                      Containers                        Vehicles
                                      Year              Maximum   Maximum    --------------------------------------  --------------
                     Official Year   Recon-              Speed  Deadweight                         Reefer
Vessel Name           Number  Built structed   Length   (Knots) (Long Tons)  20'   24'   40'  45'   Slots  TEUs (1)  Autos Trailers
-----------          -------- ----- -------- ---------- ------- -----------  ---   ---  ----- ---   ------ --------  ----- --------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......  979814  1992     --        713' 6"  23.0     27,100     48   171    988  --   300     2,229      --     --
MOKIHANA............  655397  1983     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MANULANI............ 1168529  2005     --        712'     23.0     29,517      4    --  1,294  --   300     2,592      --     --
MAHIMAHI............  653424  1982     --        860' 2"  23.0     30,167    182    --  1,340  --   408     2,824      --     --
MANOA...............  651627  1982     --        860' 2"  23.0     30,187    182    --  1,340  --   408     2,824      --     --
MANUKAI............. 1141163  2003     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --
MAUNAWILI........... 1153166  2004     --        711' 9"  23.0     29,517      4    --  1,359  --   300     2,592      --     --
MAUNALEI............ 1181627  2006     --        681' 1"  22.1     33,771      4    --  1,188  --   300     2,400      --     --

Steam-Powered Ships
-------------------
KAUAI...............  621042  1980    1994   720' 5 1/2"  22.5     26,308     --   210    779  --   300     1,626      44     --
MAUI................  591709  1978    1993   720' 5 1/2"  22.5     26,623     --   458    538  --   300     1,626      --     --
MATSONIA............  553090  1973    1987       760' 0"  21.5     22,501     50    94    771  --   201     1,712     450     56
LURLINE.............  549900  1973    2003       826' 6"  21.5     22,213      6    --    865  38   246     1,821     910     55
LIHUE...............  530137  1971    1978       787' 8"  21.0     38,656    286   276    681  --   188     1,979      --     --

Barges
------
WAIALEALE (2).......  978516  1991     --        345' 0"    --      5,621     --    --     --  --    35        --     230     45
MAUNA KEA (3)(4)....  933804  1988     --        372' 0"    --      6,837     --   276     24  --    70       380      --     --
MAUNA LOA (3).......  676973  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --
HALEAKALA (3).......  676972  1984     --        350' 0"    --      4,658     --   144     72  --    84       316      --     --


                      Molasses
                     ----------

Vessel Name          Short Tons
-----------          ----------
Diesel-Powered Ships
--------------------
R.J. PFEIFFER.......      --
MOKIHANA............      --
MANULANI............      --
MAHIMAHI............      --
MANOA...............      --
MANUKAI.............      --
MAUNAWILI...........      --
MAUNALEI............      --

Steam-Powered Ships
-------------------
KAUAI...............   2,600
MAUI................   2,600
MATSONIA............   4,300
LURLINE.............   2,100
LIHUE ..............      --

Barges
------
WAIALEALE (2).......      --
MAUNA KEA (3)(4)....      --
MAUNA LOA (3).......   2,100
HALEAKALA (3).......   2,100

--------
(1) "Twenty-foot Equivalent Units" (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2) Roll-on/Roll-off Barge.
(3) Container Barge.
(4) Formerly named "Islander."

         Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Matson operates over 200 sailings per year, double the westbound voyages of its nearest competitor, and arranges additional sailings when cargo volumes require additional capacity. One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. mainland is over 150 per year with the potential for additional sailings. This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

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

         In response to coordinated efforts by various interests to convince Congress to repeal the Jones Act, in 1995 Matson joined other businesses and organizations to form the Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws, which regulate the transport of goods between U.S. ports. Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

         Simultaneous with the phase-out of the APL alliance, Matson commenced its China Long Beach Express Service on February 1, 2006. Matson provides weekly containership service between the ports of Shanghai and Ningbo and the port of Long Beach. Enroute to China, the ships carry cargo to the ports of Honolulu and Guam. Each ship continues to the ports of Ningbo and Shanghai, and returns directly to Long Beach. Major competitors in the China Service include well-known international carriers such as Maersk, Cosco, Evergreen, Hanjin, APL, China Shipping, Hyundai, NYK Line and Yang Ming. Matson competes by offering the fastest freight availability from Shanghai to Long Beach, providing fixed Sunday arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient U.S. flag ships and providing state-of-the-art technology and world-class customer service. Matson opened offices in Shanghai and Ningbo in October 2005, and has hired agents and has contracted with terminals in both locations.

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

         (7)      Rate Regulation

         Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index ("zone of reasonableness"). Effective January 1, 2006, Matson increased its rates in its Hawaii Service by $125 per westbound container and $75 per eastbound container, and its terminal handling charge by $60 per westbound container and $30 per eastbound container. Matson also announced increases to its rates in its Hawaii Service effective January 1, 2007, by $100 per westbound container and $50 per eastbound container, and its terminal handling charge by $150 per westbound container and $75 per eastbound container. Due to increases in fuel costs in the first half of 2006, Matson increased its fuel surcharge in its Hawaii and Guam Services from 13 percent to 15 percent, effective January 1, 2006; to 18.5 percent, effective April 2, 2006; and to 21.25 percent, effective June 4, 2006. As a result of subsequent declines in fuel costs, Matson decreased its fuel surcharge to 19.75 percent, effective October 1, 2006, to 18.75 percent, effective November 5, 2006, and to 17.5 percent, effective January 28, 2007. In mid-February, due to increases in fuel costs, Matson announced an increase in its fuel surcharge to 19.5 percent, effective March 11, 2007. Matson's new China Service is subject to the jurisdiction of the Federal Maritime Commission ("FMC"). No such zone of reasonableness applies under FMC regulation.

         B.       Real Estate

         (1)      General

         As of December 31, 2006, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 89,440 acres, consisting of approximately 89,195 acres in Hawaii and approximately 245 acres elsewhere, as follows:

         Location                                               No. of Acres
         --------                                               ------------

         Maui ................................................     68,650
         Kauai ...............................................     20,515
         Oahu ................................................         30
                                                                   ------
           TOTAL HAWAII.......................................     89,195
                                                                   ======

         California ..........................................         80
         Texas ...............................................         50
         Washington ..........................................         15
         Arizona .............................................         30
         Nevada ..............................................         20
         Colorado ............................................         15
         Utah ................................................         35
                                                                   ------
           TOTAL MAINLAND.....................................        245
                                                                   ======


         As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes. A portion of these lands is used or planned for development or other urban uses. An additional 2,870 acres on Maui and Kauai are leased from third parties, and approximately 1,000 acres on Kauai have been transferred to a joint venture, consisting of A&B and DMB Associates, Inc., an Arizona-based developer, for the development of a master-planned resort residential community. Such acreage is not included in the table above.

         Current Use                                               No. of Acres
         -----------                                               ------------

             Hawaii
         Fully entitled Urban (defined below) .....................       605
         Agricultural, pasture and miscellaneous ..................    59,320
         Watershed/conservation ...................................    29,270

             U.S. Mainland
         Fully entitled Urban .....................................       245
                                                                       ------

                 TOTAL ............................................    89,440
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

         (3)      Residential Projects

         A&B is pursuing a number of residential projects in Hawaii, including:

         Maui:

         (a) Wailea. In October 2003, A&B acquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui, planned for up to 1,200 homes, for $67.1 million. A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the Resort to the Shinwa Golf Group in 1989.

         In 2004 and 2005, A&B sold 29 single-family homesites at Wailea's Golf Vistas subdivision and four bulk parcels: MF-4 (10.5 acres), MF-15 (9.4 acres), MF-5 (8.4 acres) and MF-9 (30.2 acres). In 2006, A&B continued planning, design and permitting work on three parcels (30.3 acres): MF-11 (10.6 acres), MF-19 (6.7 acres) and MF-7 (13.0 acres). In 2006, a three-acre business parcel at MF-11 was sold and construction of 12 single-family lots are expected to commence in 2007. The MF-19 parcel is planned for nine half-acre estate lots, and the MF-7 parcel is planned for 80 multi-family units. During 2006, A&B also proceeded with a joint venture development on MF-8 (Kai Malu), as described below.

         (b) Kai Malu at Wailea. In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit. In 2006, all 150 units were sold under binding contracts at an average price of $1.3 million. Vertical construction commenced in October 2005 and the first units closed in October 2006. A total of 22 units closed in 2006.

         (c) Haliimaile Subdivision. A&B's application to rezone 63 acres and amend the community plan for the development of a 150- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005. In 2006, onsite infrastructure design work was submitted to county agencies and preliminary large lot subdivision approval was granted in August. A&B continues to work on the development of a water source.

         Kauai:

         (d) Kukui`ula. In April 2002, A&B entered into a joint venture with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,200 high-end residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project's future capital requirements. Several key construction and subdivision plan approvals were obtained in 2006 for major roadways and subdivision parcels Y (88 lots) and M-1/M-4 (35 lots). Civil construction of roadways, subdivision improvements and water systems occurred in 2006. Closings commenced in the fourth quarter of 2006, with 17 lots closing at an average price of $1.9 million.

         (e) Port Allen. This project covers 17 acres in Port Allen, Kauai, and is planned for 75 condominium units and 60 single-family homes. Final county subdivision approval was obtained in the first quarter of 2006. However, unusually heavy rains in early 2006 and county-required changes to the elevation of the condominium project resulted in construction delays. Civil construction commenced in November 2005 and vertical construction of the single-family homes commenced in October 2006. As of mid-February 2007, there were 55 binding contracts for the 58 released homes and 44 non-binding contracts for the 48 released condominium units. The first homes are expected to close in mid-2007.

         Oahu:

         (f) Hokua. Construction of the 247-unit high-rise luxury condominium project, a joint venture development with MK Management LLC, was completed in January 2006. The sale of all 247 units closed in January 2006 at an average price of $1.1 million.

         (g) Keola La`i. In August 2004, A&B acquired a 2.7-acre fee simple development site near downtown Honolulu, Oahu, for the development of a high-rise condominium project, consisting of 352 residential units, averaging 970 square feet, located on 37 residential floors above a five-story parking garage. As required by the State, 63 of the units ("Reserve Units") have been designated for sale to buyers earning not more than 140 percent of the Honolulu median income. Sales and marketing commenced for the market-priced units ("Market Units") in mid-2005 and for the Reserve Units in late-2006. As of the middle of February 2007, 227 Market Units and 58 of the Reserve Units were under binding contracts, with the remaining Reserve Units under non-binding contracts.

         (h) Waiawa. In August 2006, A&B closed a joint venture agreement with an affiliate of Gentry Investment Properties (Waiawa Development LLC), for the development of 530 residential-zoned acres in Central Oahu. The venture will act as the master developer for the project, planned for 5,000 residential units, and will be selling parcels to homebuilders. Construction plans are progressing on the project's major offsite infrastructure and parcel subdivisions, with construction expected to commence in 2008.

         (i) Kakaako Waterfront. In September 2005, A&B was selected by the Hawaii Community Development Authority, a state agency, to be the developer of its Kakaako Waterfront project. In early 2006, legislation was passed prohibiting residential development within the project, causing A&B to withdraw as the developer of the project.

         Big Island of Hawaii:

         (j) Ka Milo at Mauna Lani. In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. The project is planned for 37 single-family units (averaging 2,330 square feet) and 100 duplex townhomes (averaging 2,040 square feet). Mass grading began in October 2005. The project's model home was completed in September 2006. Construction has commenced on the first phase of 24 units, where, as of mid-February 2007, there were 15 binding contracts at an average price of $1.3 million.

         (4)      Commercial Properties

         An important source of property revenue is the lease rental income A&B receives from its portfolio of commercial income properties, currently consisting of approximately 5.3 million leasable square feet of commercial building space.

         (a)      Hawaii Properties

         A&B's Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.5 million square feet of leasable space. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai. The average occupancy for the Hawaii portfolio was 98 percent in 2006, compared to 93 percent in 2005. In March 2006, A&B sold One Main Plaza, an 82,000-square-foot office building in Wailuku, Maui. In December 2006, A&B sold Lanihau Shopping Center, an 88,200-square-foot retail center, and option rights to 23 acres of adjacent vacant commercial-zoned land, in Kona, Hawaii. In November 2006, A&B completed the construction of two single-tenant buildings at Triangle Square in Kahului, Maui.

         The primary Hawaii commercial properties are as follows:


                                                                                         Leasable Area
Property                           Location                     Type                       (sq. ft.)
--------                           --------                     ----                       ---------


Maui Mall......................... Kahului, Maui                Retail                       191,300
Mililani Shopping Center.......... Mililani, Oahu               Retail                       180,300
Pacific Guardian Complex.......... Honolulu, Oahu               Office                       143,200
Kaneohe Bay Shopping Center....... Kaneohe, Oahu                Retail                       124,500
P&L Warehouse..................... Kahului, Maui                Industrial                   104,100
Port Allen........................ Port Allen, Kauai            Industrial/Retail             87,900
Hawaii Business Park.............. Pearl City, Oahu             Industrial                    85,200
Triangle Square................... Kahului, Maui                Retail                        65,400
Wakea Business Center............. Kahului, Maui                Industrial/Retail             61,500
Kunia Shopping Center............. Waipahu, Oahu                Retail                        60,600
Kahului Office Building........... Kahului, Maui                Office                        56,700
Kahului Shopping Center........... Kahului, Maui                Retail                        56,600
Napili Plaza...................... Napili, Maui                 Retail                        45,200
Fairway Shops at Kaanapali........ Kaanapali, Maui              Retail                        35,000
Kahului Office Center............. Kahului, Maui                Office                        32,800
Stangenwald Building.............. Honolulu, Oahu               Office                        27,100
Judd Building..................... Honolulu, Oahu               Office                        20,200


         Other commercial projects are discussed below:

        (i) Maui Business Park. In April 2004, A&B filed a zoning change application with the County of Maui for the re-zoning of 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial. Since May 2005, the zoning change application has been with the County Council, but due to a large backlog of projects pending before the Council's Land Use Committee, a hearing was not scheduled in 2006.

       (ii) Mill Town Center. Located in Waipahu, Oahu (approximately 12 miles from Honolulu), the Mill Town Center is a light-industrial subdivision consisting of 27.5 saleable acres, developed between 1999 and 2002. The property was subdivided into 61 lots, having an average size of 29,100 square feet. In 2006, the last three lots were sold.

         (b)      U.S. Mainland Properties

         On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code
Section 1031. In June 2006, A&B completed the sales of Carefree Marketplace, an 85,000-square-foot retail center in Carefree, Arizona, and Mesa South Shopping Center, a 133,700-square-foot retail center in Phoenix, Arizona. In January 2006, A&B acquired Ninigret Office Park X and XI, a 185,200-square-foot office complex in Salt Lake City, Utah. In June 2006, A&B acquired Gateway Oaks, a 58,700-square-foot office building in Sacramento, California and 1800 and 1820 Preston Park, a 198,500-square-foot, two-building office complex in Plano, Texas. In December 2006, A&B completed the acquisition of Concorde Commerce Center, a 138,500-square-foot office building in Phoenix, Arizona. A&B's Mainland portfolio currently includes approximately 3.85 million square feet of leasable area, comprising six retail centers, nine office buildings and six industrial properties, as follows:

                                                                                                 Leasable Area
Property                                      Location                    Type                      (sq. ft.)
--------                                      --------                    ----                   -------------

Ontario Distribution Center.............    Ontario, CA                   Industrial                898,400
Sparks Business Center..................    Sparks, NV                    Industrial                396,100
Centennial Plaza........................    Salt Lake City, UT            Industrial                244,000
Valley Freeway Corporate Park...........    Kent, WA                      Industrial                228,200
1800 and 1820 Preston Park..............    Plano, TX                     Office                    198,500
Ninigret Office Park X and XI...........    Salt Lake City, UT            Office                    185,200
Boardwalk Shopping Center...............    Round Rock, TX                Retail                    184,600
San Pedro Plaza.........................    San Antonio, TX               Office                    171,800
2868 Prospect Park......................    Sacramento, CA                Office                    162,900
Arbor Park Shopping Center..............    San Antonio, TX               Retail                    139,500
Concorde Commerce Center................    Phoenix, AZ                   Office                    138,500
Deer Valley Financial Center............    Phoenix, AZ                   Office                    126,600
San Jose Avenue Warehouse...............    City of Industry, CA          Industrial                126,000
Southbank II............................    Phoenix, AZ                   Office                    120,800
Village at Indian Wells.................    Indian Wells, CA              Retail                    104,600
2450 Venture Oaks.......................    Sacramento, CA                Office                    100,000
Broadlands Marketplace..................    Broomfield, CO                Retail                     97,900
Marina Shores Shopping Center...........    Long Beach, CA                Retail                     67,700
2890 Gateway Oaks.......................    Sacramento, CA                Office                     58,700
Vista Controls Building.................    Valencia, CA                  Industrial/Office          51,100
Wilshire Center.........................    Greeley, CO                   Retail                     46,500


         A&B's Mainland commercial properties maintained an average occupancy rate of 98 percent in 2006, compared to 95 percent in 2005.

         In 2002, A&B began development activities in Valencia, California, a fast growing region north of Los Angeles with favorable demographics and strong economic growth. A&B will continue its search for Mainland expansion opportunities in other growing markets. The following development projects are currently under development in Valencia:

        (i) Crossroads Plaza. In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 60,000-square-foot mixed-use neighborhood retail center on 6.5 acres. The property was acquired in August 2004. Sitework commenced in 2006. The retail space is substantially pre-leased, and construction is progressing.

       (ii) Centre Pointe Marketplace. In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC for the development of a 104,700-square-foot retail center on a 10.2-acre parcel. The project is substantially pre-leased, and vertical construction is underway.

      (iii) Bridgeport Marketplace. In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8-acre parcel. The property is planned to be subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel for sale to a church, and a 15.5-acre parcel for the development of a 128,600-square-foot retail center. Mass grading is complete and the retail center is substantially pre-leased.

         In October 2004, a joint venture between A&B and Intertex Properties, LLC acquired a 5.4-acre parcel in Valencia for the development of an 82,000-square-foot office building. Prior to commencing development of the property, the joint venture sold the property, and the sale closed on January 25, 2006.

         In November 2006, A&B expanded its development activities to Bakersfield, California and entered into a joint venture with Intertex P&G Retail, LLC for the development of a 600,000-square-foot retail center on a 57.3-acre parcel. Design and pre-leasing activities are underway and a preliminary site plan was submitted to the Bakersfield Planning Department.

         C.       Agribusiness

         (1)      Production

         A&B has been engaged in the production of cane sugar in Hawaii since 1870, and the production of coffee in Hawaii since 1987. A&B's current agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company ("HC&S") division, (2) a coffee farm on the island of Kauai, operated by its Kauai Coffee Company, Inc. ("Kauai Coffee") subsidiary, and (3) its Kahului Trucking & Storage, Inc. ("KT&S") and Kauai Commercial Company, Incorporated ("KCC") subsidiaries, which provide all types of trucking services, including sugar and molasses hauling on Maui and Kauai, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai.

         HC&S is Hawaii's largest producer of raw sugar, producing approximately 173,600 tons of raw sugar in 2006, or about 81 percent of the raw sugar produced in Hawaii for the year (compared with 192,700 tons, or about 76 percent, in 2005). The decrease in production was primarily due to yield losses from a drought during growing months, a lower crop age, and fertilizing and other farming issues. Total Hawaii sugar production amounted to approximately 3 percent of total U.S. sugar production in 2006. HC&S harvested 16,950 acres of sugar cane in 2006 (compared with 16,639 in 2005). Yields averaged 10.2 tons of sugar per acre in 2006 (compared with 11.6 in 2005). As a by-product of sugar production, HC&S also produced approximately 55,900 tons of molasses in 2006 (compared with 57,100 in 2005).

         In 2006, approximately 15,500 tons of sugar (compared with 18,900 tons in 2005) were processed by HC&S into specialty food-grade raw sugars that were sold under HC&S's Maui Brand(R) trademark or repackaged by distributors under their own labels. A further expansion of the production facilities for these sugars commenced in 2006.

         During 2006, Kauai Coffee had approximately 3,100 acres of coffee trees under cultivation. The 2006 harvest yielded approximately 2.7 million pounds of green coffee (compared with 1.8 million pounds in 2005). In addition to higher yields, the mix of green coffee resulted in a higher percentage of specialty and mid-grade green beans and a lower percentage of commodity grade green beans. The higher yield and favorable green bean mix are attributable to improved plant nutrition and reduced insect infestation.

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

         (2)      Marketing of Sugar and Coffee

         Substantially all of the bulk raw sugar produced in Hawaii is purchased, refined and marketed by C&H Sugar Company, Inc. ("C&H"), in which A&B divested its remaining equity position in 2005. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States. As mentioned above, approximately 9 percent of the raw sugar is used by HC&S to produce specialty food-grade raw sugars, which is sold by HC&S to food and beverage producers and to retail stores under its Maui Brand(R) label, and to distributors that repackage the sugars under their own labels. HC&S's largest food-grade raw sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S's turbinado sugar for their "Sugar in the Raw" products.

         Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2008. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2006 harvest, as described in Item 7A ("Quantitative and Qualitative Disclosures About Market Risk") of Part II below.

         At Kauai Coffee, coffee marketing efforts are directed toward developing a market for premium-priced, estate-grown Kauai green coffee. Most of the coffee crop is being marketed on the U.S. mainland and in Asia as green (unroasted) coffee. In addition to the sale of green coffee, Kauai Coffee produces and sells roasted, packaged coffee under the Kauai Coffee(R) trademark. Kauai Coffee's customers include specialty and commodity brokers, hotels, and large regional roasters.

         (3)      Sugar Competition and Legislation

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

         In 2005, the U.S. approved a trade pact with Central America and the Dominican Republic, known as the United States Free Trade Agreement ("CAFTA-DR"). In 2006, the first year of the agreement, additional sugar market access for participating countries amounted to about 1.2 percent of current U.S. sugar consumption (107,000 metric tons), growing to about 1.7 percent (151,000 metric tons) in its fifteenth year.

         U.S. domestic raw sugar prices remain volatile. The pricing situation continues to be challenging, even to efficient producers like HC&S. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below:


                            [CHART]

JAN-03  21.62
FEB     21.67
MAR     22.14
APR     21.87
MAY     21.80
JUN     21.55
JUL     21.32
AUG     21.29
SEP     21.34
OCT     20.97
NOV     20.90
DEC     20.38
JAN-04  20.54
FEB     20.59
MAR     20.86
APR     20.86
MAY     20.69
JUN     19.96
JUL     20.15
AUG     20.09
SEP     20.47
OCT     20.31
NOV     20.41
DEC     20.54
JAN-05  20.57
FEB     20.21
MAR     20.54
APR     21.30
MAY     21.96
JUN     21.98
JUL     21.94
AUG     20.95
SEP     21.10
OCT     21.71
NOV     21.82
DEC     21.80
JAN-06  23.61
FEB     23.85
MAR     23.10
APR     23.56
MAY     23.48
JUN     23.35
JUL     22.44
AUG     21.28
SEP     21.27
OCT     20.23
NOV     19.76
DEC     19.61



         Liberalized international trade agreements, such as the General Agreement on Tariffs and Trade, or GATT, include provisions relating to agriculture that can affect the U.S. sugar or sweetener industries materially. Recent negotiations under the U.S.-Central America Free Trade Agreement, or CAFTA, as well as other trade discussions, have resulted in lower U.S. sugar prices.

         (4)      Coffee Competition and Prices

         Kauai Coffee competes with coffee growers located worldwide, including in Hawaii. Coffee commodity prices have largely recovered from near record lows.

         The market for specialty coffee in the United States is very competitive. Because of its quality and branding, Kauai Coffee has been successful at selling most of its coffee at a premium above commodity market prices. Kauai Coffee has long-term, repeat customers that account for the bulk of its sales, though there is strong competition and the contracts are subject to renegotiation each year.

         Approximately one-fifth of Kauai Coffee's production is off-grade coffees, which are loosely tied to world commodity market prices. Kauai Coffee engages in short-term contracts with established customers to ensure that it receives the best price possible for these coffees. These prices are subject to price adjustments on an annual basis.

         Kauai Coffee's business is dependent upon the supply of green coffee. Green coffee production volume and unit costs vary each year depending upon farming conditions. The unit cost per pound impacts the cost of goods for Kauai Coffee's wholesale roasted and retail programs.

         (5)      Properties and Water

         The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres, including a small portion of leased lands. Approximately 35,100 acres are under cultivation, and the balance is leased to third parties, not suitable for cultivation, or used for plantation purposes, such as roads, reservoirs, ditches and plant sites.

         On Kauai, approximately 3,100 acres are under cultivation by Kauai Coffee.

         The Hawaii Legislature, in 2005, passed Important Agricultural Lands ("IAL") legislation to protect agricultural lands, promote diversified agriculture, increase the State's agricultural self-sufficiency, and assure the availability of agriculturally suitable lands, and is currently considering a package of incentives whose passage is necessary to trigger the IAL system of land designation. Under the 2005 legislation, either the landowners or the counties may propose lands to be designated as IAL, subject to the approval of the SLUC. If a majority of a landowner's landholdings (excluding conservation lands) are designated as IAL pursuant to the voluntary landowner petition process, no additional lands may be so designated by the SLUC, unless otherwise proposed by the landowner. Lands designated IAL shall not be reclassified by the State or rezoned by the counties unless such lands meet the standards and criteria established by the Legislature, and such reclassification or rezoning is approved by the State or applicable county, respectively, by a two-thirds vote. Lands designated IAL shall also be eligible for certain incentives, intended to support agricultural activity on these lands. The IAL incentives, which are currently being considered by the Legislature, may include tax credits for agricultural investments and regulatory relief. The IAL system will not take effect until the Legislature has established the agricultural incentives to be provided to IAL. A&B continues to work with the Legislature, as well as other farmers and landowners, to ensure a satisfactory package of agricultural incentives is provided for IAL.

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

         A&B owns 16,000 acres of watershed lands on Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 38,000 acres owned by the State of Hawaii on Maui, which over the years has supplied approximately one-third of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources to replace these revocable permits with a long-term water lease. Pending the conclusion of a contested case hearing before the Board on the request for the long-term lease, the Board has renewed the existing permits on a holdover basis. For further information regarding the contested case hearing and other legal proceedings affecting A&B's use of or access to irrigation water, see "Legal Proceedings" below.

         D.       Employees and Labor Relations

         As of December 31, 2006, A&B and its subsidiaries had approximately 2,197 regular full-time employees. About 1,014 regular full-time employees were engaged in the agribusiness segment, 1,061 were engaged in the transportation segment, 51 were engaged in the real estate segment, and the balance was in administration. Approximately 49 percent were covered by collective bargaining agreements with unions.

         At December 31, 2006, the active Matson fleet employed seagoing personnel in 275 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore. Approximately 22 percent of Matson's regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

         Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

         Matson's seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. Matson's agreements with the Seafarer's International Union and shore-based units of the Sailors Union of the Pacific and the Marine Firemen's Union were renewed in mid-2005 through June 2008 without service interruption.

         SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA and SSAT are members of the Pacific Maritime Association ("PMA") which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast. The current six-year PMA/ILWU Master Contract, which covers all West Coast longshore labor, will expire on June 30, 2008. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu and on the island of Hawaii. Matson Terminals is a member of the Hawaii Stevedore Industry Committee which, on behalf of its members, negotiates with the ILWU in Hawaii.

         During 2004, Matson renewed its collective bargaining agreement with ILWU clerical workers at Long Beach through June 2007 without service interruption.

         During 2006, Matson contributed to multiemployer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson's determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 9 ("Employee Benefit Plans") to A&B's financial statements in Item 8 of Part II below.

         Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees will expire January 31, 2008. The bargaining unit employees at KT&S are also covered by two collective bargaining agreements with the ILWU. The agreement with the bulk sugar employees will expire June 30, 2008, while the agreement with all other employees was renegotiated in 2006 and will expire March 31, 2009. There are two collective bargaining agreements with KCC employees represented by the ILWU. The agreement covering the production unit employees will expire April 30, 2007. The agreement covering the clerical employees will expire April 30, 2007. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee expired January 31, 2007, and Kauai Coffee is in the process of renegotiations.

         E.       Energy

         Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson's largest energy-related expense. In 2006, Matson vessels used approximately 2.2 million barrels of residual fuel oil (compared with 1.8 million barrels in 2005).

         Residual fuel oil prices paid by Matson started in 2006 at $48.70 per barrel and ended the year at $45.86. The low for the year was $41.52 per barrel in January and the high was $62.78 in October. Sufficient fuel for Matson's requirements is expected to be available in 2007.

         As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced. To the extent it is not used in A&B's factory operations, HC&S sells electricity. In 2006, HC&S produced and sold, respectively, approximately 208,000 MWH and 98,000 MWH of electric power (compared with 219,000 MWH produced and 96,300 MWH sold in 2005). The increase in power sold was due to management's effort to increase power sales in order to take advantage of higher power prices and help offset increases in operating costs from petroleum-based products. HC&S increased its use of oil from 10,800 barrels in 2005 to 28,500 barrels in 2006, most of which was low-cost, recycled motor oil. Coal use for power generation was 59,700 short tons, slightly more than that used in 2005.

         In 2006, McBryde produced approximately 35,100 MWH of hydroelectric power (about the same as that in 2005). To the extent it is not used in A&B's coffee operations, McBryde sells electricity to Kauai Electric. Power sales in 2006 amounted to approximately 27,100 MWH (compared with 27,500 MWH in 2005).

         F.       Available Information

         A&B files reports with the Securities and Exchange Commission (the "SEC"). The reports and other information filed include: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the "Exchange Act").

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


ITEM 1A.  RISK FACTORS

         The business of A&B and its subsidiaries (collectively, the "Company") faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in the Company's filings with the SEC. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also impair its business operations. Any of these risks may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. All forward-looking statements made by the Company or on the Company's behalf are qualified by the risks described below.

GENERAL

An economic decline or decrease in market demand for the Company's services and products in Hawaii, the U.S. mainland, Guam or Asia may adversely affect the Company's operating results and financial condition.

         A weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, or a decrease in market demand may adversely impact the level of freight volumes and real estate activity in Hawaii. A decline in the overall economy or market demand in the U.S. mainland may reduce the demand for goods from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes, the sale of Hawaii real estate to Mainland buyers, and the Hawaii real estate markets generally. A change in the cost of goods or currency exchange rates may decrease the freight volume from Asia to the United States.

The Company may face new or increased competition.

         The Company's transportation segment may face new competition by other established or start-up shipping operators that enter the Company's markets. The entry of a new competitor or the addition of ships or capacity by existing competition on any of the Company's routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company's business. See also discussion under "Business and Properties - Transportation - Competition" above.

         The Company's real estate segment operates in highly competitive markets. There are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties. Such competition could have an adverse effect on the Company's business.

The Company's significant operating agreements and leases could be replaced.

         The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and could be replaced, thereby adversely affecting future revenue generation. For example, the Company's agribusiness segment sells substantially all of its bulk raw sugar through the cooperative HS&TC, which has a supply contract with C&H Sugar Company, Inc., ending in December 2008. Replacement of this supply contract on less favorable terms to the Company may adversely affect the Company's sugar business.

Rising fuel prices and availability may adversely affect the Company's profits.

         Fuel is a significant operating expense for the Company's shipping and agribusiness operations. The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company's control. Increases in the price of fuel may adversely affect the Company's results of operations based on market and competitive conditions. Increases in fuel costs also can lead to other expense increases, through, for example, increased costs of energy, petroleum-based raw materials and purchased transportation services. In the Company's ocean transportation and logistics segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company's competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company's ability to collect fuel surcharges may adversely affect its results of operations. Rising fuel prices may also increase the cost of construction, including delivery costs to Hawaii, thus affecting the Company's development projects, as well as the cost of producing and transporting sugar. In addition, rising fuel prices may suppress economic activity generally.

Changes to federal, state or local law or regulations may adversely affect the Company's business.

         The Company is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, government administration of the U.S. sugar program, environmental regulations relating to air quality initiatives at port locations, and cabotage laws. Changes to the laws and regulations governing the Company's business could impose significant additional costs on the Company and adversely affect the Company's financial condition. For example, if the Jones Act and the regulations promulgated thereunder were repealed, amended, or otherwise modified, non-U.S. competitors with significantly lower costs may consequently enter any of the Jones Act routes or the Company's business may be significantly altered, all of which may have an adverse effect on the Company's shipping business.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company's operations.

         As of December 31, 2006, the Company had approximately 2,197 regular full-time employees, of which approximately 49 percent were covered by collective bargaining agreements with unions. The Company's transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its real estate segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

The loss of or damage to key vendor and customer relationships may adversely affect the Company's business.

         The Company's business is dependent on its relationships with key vendors and customers. The ocean transportation business relies on its relationships with freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies are important in the Company's intermodal business. The loss of or damage to any of these key relationships may affect the Company's business adversely.

Interruption or failure of the Company's information technology and communications systems could impair the Company's ability to operate and adversely affect its business.

         The Company is highly dependent on information technology systems. For example, in the transportation segment, these dependencies primarily include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company may experience failures caused by the occurrence of a natural disaster, or other unanticipated problems at the Company's facilities. Any failure of the Company's systems could result in interruptions in its service or production, reducing its revenue and profits and damaging its reputation.

The Company is susceptible to weather and natural disasters.

         The Company's transportation operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons, tsunamis and earthquakes. Such events will interfere with the Company's ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company's terminal operations, and may cause serious damage to its vessels, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company's business.

         For the real estate segment, the occurrence of natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires and unusually heavy or prolonged rain, could have a material adverse effect on its ability to develop and sell properties or realize income from its projects. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, the Company's properties.

         For the agribusiness segment, drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, fires, other natural disasters or agricultural pestilence may have an adverse effect on the sugar and coffee planting, harvesting and production, and the agribusiness segment's facilities, including dams and reservoirs.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company's operations and profitability.

         War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability of tourists to get to Hawaii, thereby adversely affecting the Company. Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company's shipping operations, or may cause the U.S. government to take control of Matson's vessels for military operation. Heightened security measures are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company's business and results of operations.

Loss of the Company's key personnel could adversely affect its business.

         The Company's future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect its future operating results because of such employee's experience and knowledge of its business and customer relationships. If key employees depart, the Company may have to incur significant costs to replace them and its ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not expect to maintain key person insurance on any of its key personnel.

The Company is involved in joint ventures and is subject to risks associated with joint venture relationships.

         The Company is involved in joint venture relationships, and may initiate future joint venture projects. A joint venture involves certain risks such as:

         o the Company may not have voting control over the joint venture;
         o the Company may not be able to maintain good relationships with its joint venture partners;
         o the venture partner at any time may have economic or business interests that are inconsistent with the Company's;
         o the venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company; and
         o        the joint venture or venture partner could lose key personnel.

         In connection with its real estate joint ventures, the Company is sometimes asked to guarantee completion of a joint venture's construction and development of a project, or to indemnify a third party serving as surety for a joint venture's bonds for such completion. If the Company were to become obligated under such arrangement, the Company may be adversely affected.

The Company is subject to, and may in the future be subject to, disputes, or legal or other proceedings, that could have a material adverse effect on the Company.

         The nature of the Company's business exposes it to the potential for disputes, or legal or other proceedings, relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. In addition, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company's business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve significant expenditures by the Company, or result in significant changes to Matson's tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company's future operating results, including profitability, cash flows, and financial condition. For a description of significant legal proceedings involving the Company, see "Legal Proceedings" below.

TRANSPORTATION

The Company is subject to risks associated with conducting business in a foreign shipping market.

         In February 2006, Matson launched its Hawaii/Guam/China service. The Company is subject to risks associated with conducting business in a foreign shipping market, which include:

         o challenges in operating in a foreign country and doing business and developing relationships with foreign companies;
         o        difficulties in staffing and managing foreign operations;
         o        legal and regulatory restrictions;
         o        decreases in shipping rates;
         o        competition with established and new shippers;
         o        difficulties in developing and establishing brand recognition;
         o        currency exchange rate fluctuations;
         o        political and economic instability; and
         o        challenges caused by cultural differences.

         Any of these risks has the potential to adversely affect the Company's operating results.

Acquisitions may have an adverse effect on the Company's business.

         The Company's growth strategy, especially in logistics services, includes expansion through acquisitions. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of the Company's capital and its management's attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company.

The Company's logistics services are dependent upon third parties for equipment, capacity and services essential to operate their business, and if they fail to secure sufficient third party services, their business could be adversely affected.

         The Company's logistics services are dependent upon rail, truck and ocean transportation services provided by independent third parties. If they cannot secure sufficient transportation equipment, capacity or services from these third parties at a reasonable rate to meet their customers' needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. As a result, the Company's business, consolidated results of operations and financial condition could be adversely affected.

The loss of several of the Company's logistics services major customers could have an adverse effect on the Company's revenue and business.

         The Company's logistics services derive a significant portion of their revenues from their largest customers. For 2006, the Company's logistics services' largest ten customers accounted for approximately 37% of the Company's logistics services' revenue. A reduction in or termination of the Company's logistics services by several of their largest customers could have an adverse effect on the Company's revenue and business.

REAL ESTATE

The Company is subject to risks associated with real estate construction and development.

         The Company's development projects are subject to risks relating to the Company's ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

         o an inability to secure sufficient financing or insurance on favorable terms, or at all;
         o construction delays or cost overruns, either of which may increase project development costs;
         o        an increase in commodity or construction costs;
         o the discovery of hazardous or toxic substances, or other environmental problems;
         o an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
         o an inability or difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;
         o        an inability to have access to reliable sources of water;
         o an inability to secure tenants necessary to support the project;
         o failure to achieve or sustain anticipated occupancy or sales levels; and
         o        an inability to sell the Company's constructed inventory.

         Any of these risks has the potential to adversely affect the Company's future operating results.

A decline in leasing rental income could adversely affect the Company.

         The Company owns a portfolio of commercial income properties. Factors that may adversely affect the Company's profitability include:

         o a significant number of the Company's tenants are unable to meet their obligations;
         o operating and ownership costs are materially higher than anticipated;
         o the Company is unable to lease space at its properties when the space becomes available;
         o the rental rates upon a renewal or a new lease are significantly lower than expected; or
         o the discovery of hazardous or toxic substances, or other environmental problems.

Governmental entities have adopted or may adopt regulatory requirements that may restrict the Company's development activity.

         The Company is subject to extensive and complex laws and regulations that affect the land development process, including laws and regulations related to zoning and permitted land uses. Government entities have adopted or may approve homebuilding regulations or laws that could negatively impact the availability of land and building opportunities within those areas. In December 2006, Maui County adopted a Residential Workforce Housing Policy, which requires developers of residential developments of five or more units to sell or rent 40% to 50% of the total number of units at below market rates, or pay significant fees or contribute property to the County for low-income housing. These requirements could make the cost of developing new projects prohibitive. It is possible that increasingly stringent requirements will be imposed on developers in the future that could adversely affect the Company's ability to develop projects in the affected markets or could require that the Company satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs of the Company. Any such delays or costs could have an adverse effect on the Company's revenues and earnings.

AGRIBUSINESS

The unavailability of water for agricultural irrigation could adversely affect the Company.

         It is crucial for the Company's agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane and coffee. As further described in "Legal Proceedings" below, there are two administrative hearing processes challenging the Company's ability to divert water from streams in Maui. If the Company is not permitted to divert stream waters for its use, it would have an adverse effect on the Company's sugar operations.

A decline in raw sugar or coffee prices will adversely affect the Company's business.

         The business and results of operations of the Company's agribusiness segment are substantially affected by market factors, principally the domestic and international prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops, weather conditions, and United States farm and trade policies. If the price for sugar or coffee were to drop, the Company's agribusiness segment would be adversely affected. See also discussion under "Business and Properties - Agribusiness - Competition and Sugar Legislation" above.

The Company is subject to risks associated with raw sugar and coffee production.

         The Company's raw sugar and coffee production are subject to risks, which include:

         o        weather;
         o        disease;
         o        poor farming practices;
         o increases in costs, including, but not limited to fertilizer, fuel, and drip tubing;
         o water availability (see risk factor above regarding unavailability of water);
         o        equipment failures in factory or power plant; and
         o labor, including labor availability (see risk factor above regarding labor disruptions).

         Any of these risks has the potential to adversely affect the Company's future agribusiness operating results.

OTHER

Earnings on pension assets, or a change in pension law and on key assumptions, may adversely affect the Company's financial performance.

         The amount of the Company's employee retirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, or lower returns on plan assets, may adversely affect the Company's operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect the Company's single-employer and multiemployer pension plans and plan funding.

The Company may have exposure under its multiemployer plans in which it participate that extends beyond its funding obligation with respect to the Company's employees.

         The Company contributes to various multiemployer pension plans. In the event of a partial or complete withdrawal by the Company from any plan which is underfunded, the Company would be liable for a proportionate share of such plan's unfunded vested benefits. Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. In the event that any other contributing employer withdraws from any plan which is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan's unfunded vested benefits. In addition, if a multiemployer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes.

The Company is required to evaluate its internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in the Company's financial reports and have an adverse effect on the Company's stock price.

         Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting and their independent auditors to prepare reports that address such assessments. Although the Company has concluded that its internal controls over financial reporting were effective as of December 31, 2006, there can be no assurances that the Company will reach the same conclusion at the end of future years. If the Company is unable to assert that its internal control over financial reporting is effective, or if the Company's auditors are unable to attest that its management's report is fairly stated or if they are unable to express an opinion on the effectiveness of the Company's internal controls, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company's stock price.

         The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company or on its behalf.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

         None.

ITEM 3.  LEGAL PROCEEDINGS

         See "Business and Properties - Transportation - Rate Regulation" above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

         On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board (the "Board"), alleging that Sea-Land Services, Inc., APL and Matson have charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. In 2002, APL was dismissed as a defendant based on the statute of limitations. On April 23, 2002, the parties filed initial briefs addressing the appropriate rate reasonableness methodology to be applied. The parties filed reply briefs on June 17, 2002. The Board heard oral argument on November 16, 2005. On February 2, 2007, the Board issued a decision, setting a briefing schedule to determine whether there is effective competition in the Guam trade, as requested by Matson. If the Board determines that there is effective competition, it will dismiss the complaint. Otherwise, the Board will proceed to investigate the reasonableness of the challenged rates using the Board's Constrained Market Pricing methodology used in rail rate cases, rather than the methodology proposed by the Government of Guam.

         In August 2001, HC&S self-reported to the State of Hawaii Department of Health (the "DOH") possible violations of state and federal air pollution control regulations relating to a boiler at HC&S's Maui sugar mill. The boiler was constructed in 1974 and HC&S thereafter operated the boiler in compliance with the permits issued by the DOH. Because the boiler is fueled with less than 50 percent fossil fuels and is therefore a "biomass boiler" under state air pollution control rules, the DOH initially concluded, and the DOH permits reflected, that the boiler was not subject to the more stringent regulations applicable to "fossil fuel-fired" boilers. In 2001, HC&S identified federal regulatory guidance that provides that a boiler that burns any amount of fossil fuel may be a "fossil fuel-fired boiler." HC&S then voluntarily reported the possible compliance failures to the DOH. In September 2003, the DOH issued to HC&S a Notice and Finding of Violation and proposed penalty of $1.98 million. In June 2006, the DOH proposed to HC&S a Consent Order in which HC&S would pay $60,000 and implement a two-phase Supplemental Environment Project totaling at least $305,000. Following a public comment period, HC&S and the DOH signed the Consent Order in December 2006.

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

         On November 16, 2006, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia. The complaint seeks review of a ruling by the National Vessel Documentation Center that work to be performed on Matson's C9 vessels in foreign and U.S. shipyards would not result in loss of coastwise trading privileges of the vessels. The Coast Guard believes its ruling is correct and intends to vigorously defend its decision. Matson is not named as a defendant, but Matson's motion to intervene has been granted. In a separate but related matter, the same plaintiffs have asked Marad to investigate the continued eligibility of nine of Matson's vessels, including the three C9 vessels, to participate in the Capital Construction Fund and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards. Marad is compiling a record of the views submitted by the parties in interest, but has not made a decision as to whether to conduct such an investigation. Matson believes that it has conducted its activities in compliance with the law, long-standing precedents, policies and regulations of the Coast Guard and Marad.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol "ALEX." As of February 16, 2007, there were 3,521 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

         A summary of daily stock transactions is listed in the NASDAQ Global Market Issues section of major newspapers. Trading volume averaged 300,185 shares a day in 2006, compared with 298,182 shares a day in 2005 and 220,300 in 2004.

         The quarterly high and low sales prices and closing prices, as reported by The NASDAQ Stock Market, and cash dividends paid per share of common stock, for 2006 and 2005, were as follows:

                                                     Market Price
                           Dividends      ----------------------------------
                             Paid         High            Low          Close
                             ----         ----            ---          -----
  2006
  ----
  First Quarter             $ 0.225      $ 54.86        $ 46.60       $ 47.68
  Second Quarter            $ 0.250      $ 51.06        $ 40.50       $ 44.27
  Third Quarter             $ 0.250      $ 45.01        $ 39.29       $ 44.37
  Fourth Quarter            $ 0.250      $ 47.70        $ 42.73       $ 44.34


  2005
  ----
  First Quarter             $ 0.225      $ 47.14        $ 40.78       $ 41.20
  Second Quarter            $ 0.225      $ 46.82        $ 36.82       $ 46.35
  Third Quarter             $ 0.225      $ 56.10        $ 46.12       $ 53.24
  Fourth Quarter            $ 0.225      $ 55.50        $ 45.48       $ 54.24

         Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B's financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B strives to pay the highest possible dividends commensurate with operating and capital needs. A&B has paid cash dividends each year since 1903. The most recent increase in the quarterly dividend rate was effective the second quarter of 2006, and was increased from
22.5 cents per share to 25.0 cents per share. In 2006, dividend payments to shareholders totaled $42.4 million which was 35 percent of reported net income for the year. The following dividend schedule for 2007 has been set, subject to final approval by the Board of Directors:

 Quarterly Dividend     Declaration Date        Record Date        Payment Date
 ------------------     ----------------        -----------        ------------

     First                 January 25           February 16            March 1
     Second                  April 26                May 10             June 7
     Third                    June 28              August 2        September 6
     Fourth                October 25            November 8         December 6

         A&B common stock is included in the Dow Jones U.S. Transportation Average, the Russell 1000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average, and the S&P MidCap 400.

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

         Securities authorized for issuance under equity compensation plans as of December 31, 2006, included:

-----------------------------------------------------------------------------------------------------------------
                                                                                        Number of securities
                                                                                       remaining available for
                             Number of securities to be   Weighted-average exercise     future issuance under
       Plan Category           issued upon exercise of      price of outstanding      equity compensation plans
                                outstanding options,        options, warrants and       (excluding securities
                                 warrants and rights               rights             reflected in column (a))
-----------------------------------------------------------------------------------------------------------------
                                         (a)                          (b)                        (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans             1,557,056                     $34.47                    1,463,588*
approved by security holders
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans                --                          --                         101,577**
not approved by security
holders
-----------------------------------------------------------------------------------------------------------------
Total                                 1,557,056                     $34.47                    1,565,165
-----------------------------------------------------------------------------------------------------------------

      * Under the 1998 Stock Option/Stock Incentive Plan, 1,283,682 shares may be issued either as restricted stock grants or option grants.

     ** A&B has two compensation plans under which its stock is authorized for issuance and that were adopted without the approval of its security holders. (1) Under A&B's Non-Employee Director Stock Retainer Plan adopted on June 25, 1998, each outside Director is issued a stock retainer of 300 A&B shares after each year of service on A&B's Board of Directors. Those 300 shares vest immediately and are free and clear of any restrictions. These shares are issued in January of the year following the year of the Director's service to A&B. Directors that retire during the year may be awarded a prorated number of shares based on the time served. (2) Under A&B's Restricted Stock Bonus Plan restated effective April 28, 1988, the Compensation Committee identifies the executive officers and other key employees who participate in one- and three-year performance improvement incentive plans and formulates performance goals to be achieved for the plan cycles. At the end of each plan cycle, results are compared with goals, and awards are made accordingly. Participants may elect to receive awards entirely in cash or up to 50 percent in shares of A&B stock and the remainder in cash. If a participant elects to receive a portion of the award in stock, an additional 50 percent stock bonus may be awarded. In general, shares issued under the Restricted Stock Bonus Plan may not be traded for three years following the award date; special vesting provisions apply for the death, termination or retirement of a participant.

         Of the 101,577 shares that were available for future issuance, 2,975 shares were available for future issuance under the Non-Employee Director Stock Retainer Plan and 98,602 shares were available for issuance under the Restricted Stock Bonus Plan.

         During 2006, the Company repurchased 1,653,795 shares of its stock for an average price of $43.34. There were no shares of A&B common stock repurchased by the Company during 2005. During 2004, A&B repurchased 76,200 shares of its stock for an average price of $29.95 per share. In October 2006, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock. The new authorization will expire on December 31, 2008. The shares repurchased in 2006 were made under a previous share repurchase authorization that expired on December 31, 2006.

         During 2006, 5,629 shares were returned to the Company in connection with the exercise of options to purchase shares of the Company's stock. The fair value of these shares averaged $53.61 per share. None of these shares were returned to the Company during the fourth quarter.


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
                            Total Number of      Average Price       Announced Plans         Under the Plans
          Period           Shares Purchased     Paid per Share         or Programs             or Programs

-----------------------------------------------------------------------------------------------------------------
     Oct 1 - 31, 2006             --                  --                    --                     --
-----------------------------------------------------------------------------------------------------------------
     Nov 1 - 30, 2006         108,453 (1)           -- (1)             108,453 (1)            2,346,205 (2)
-----------------------------------------------------------------------------------------------------------------
     Dec 1 - 31, 2006             --                  --                    --                     --
-----------------------------------------------------------------------------------------------------------------

         (1) On June 27, 2006, A&B entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. ("Goldman") to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million. Under the ASR, 984,000 and 361,342 shares were delivered on June 30, 2006 and July 12, 2006, respectively. On November 15, 2006, upon the termination of the ASR agreement, the Company received an additional 108,453 shares based upon the volume weighted average price of A&B's common stock from July 8, 2006 through November 15, 2006. No additional cash payment was required in connection with the receipt of these shares. During 2006, the Company's total share repurchases under its share repurchase program, which included purchases under the ASR and open market purchases, totaled 1,653,795 shares for $71.7 million at an average price of $43.34 per share.

         (2) In October 2006, A&B's Board of Directors authorized A&B to repurchase up to two million shares of its common stock. The new authorization will expire on December 31, 2008. The shares repurchased in 2006 were made under a previous share repurchase authorization that expired on December 31, 2006.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data should be read in conjunction with Item 8, "Financial Statements and Supplementary Data," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (dollars and shares in millions, except per-share amounts):

                                                  2006            2005             2004            2003             2002
                                                  ----            ----             ----            ----             ----

Revenue:
  Transportation:
       Ocean transportation                     $    945.8      $    878.3       $    850.1      $    776.3      $    686.9
       Logistics services                            444.2           431.6            376.9           237.7           195.1
   Real Estate:
       Leasing                                       100.6            89.7             83.8            80.3            73.1
       Sales                                          97.3           148.9             82.3            63.8            93.0
       Less amounts reported in discontinued
            operations(1)                            (94.1)          (60.5)           (13.4)          (50.0)          (84.8)
   Agribusiness                                      127.4           123.2            112.8           112.9           112.7
   Reconciling Items(6)                              (14.2)           (8.4)            (6.5)            --              --
                                                ----------      ----------       ----------      ----------      ----------
           Total revenue                        $  1,607.0      $  1,602.8       $  1,486.0      $  1,221.0      $  1,076.0
                                                ==========      ==========       ==========      ==========      ==========

Operating Profit:
   Transportation:
       Ocean transportation                     $    105.6      $    128.0       $    108.3      $     93.2      $     42.4
       Logistics services                             20.8            14.4              8.9             4.3             3.1
   Real Estate:
       Leasing                                        50.3            43.7             38.8            37.0            32.9
       Sales                                          49.7            44.1             34.6            23.9            19.4
       Less amounts reported in discontinued
            operations(1)                            (42.7)          (18.6)            (6.3)          (23.4)          (24.0)
   Agribusiness                                        6.9            11.2              4.8             5.1            13.8
                                                ----------      ----------       ----------      ----------      ----------
           Total operating profit                    190.6           222.8            189.1           140.1            87.6
   Write-down of long-lived assets(2)                  --             (2.3)             --             (7.7)            --
   Interest expense, net(7)                          (15.0)          (13.3)           (12.7)          (11.6)          (11.7)
   General corporate expenses                        (22.3)          (24.1)           (20.3)          (15.2)          (13.2)
                                                ----------      ----------       ----------      ----------      ----------
       Income from continuing operations
        before income taxes                          153.3           183.1            156.1           105.6            62.7
   Income taxes                                      (57.3)          (68.7)           (59.3)          (38.8)          (19.7)
                                                ----------      ----------       ----------      ----------      ----------
   Income from continuing operations            $     96.0      $    114.4       $     96.8      $     66.8      $     43.0
                                                ==========      ==========       ==========      ==========      ==========

Identifiable Assets:
   Transportation(4)                            $  1,241.7      $  1,183.3       $    953.4      $    981.9      $    880.1
   Real Estate(5)                                    820.5           705.9            661.0           612.8           500.3
   Agribusiness                                      168.7           159.0            152.8           154.4           163.4
   Other                                              20.3            22.7             11.0            10.5             8.9
                                                ----------      ----------       ----------      ----------      ----------
           Total assets                         $  2,251.2      $  2,070.9       $  1,778.2      $  1,759.6      $  1,552.7
                                                ==========      ==========       ==========      ==========      ==========

Capital Additions:
  Transportation(4)                             $    218.8      $    175.2       $    128.7      $    133.4      $     10.5
   Real Estate(3), (5)                                  94.3            79.0             10.9           107.7            83.7
   Agribusiness                                       15.0            13.0             10.2            12.6             9.9
   Other                                               1.5             1.4              1.4             1.7             0.9
                                                ----------      ----------       ----------      ----------      ----------
           Total capital additions              $    329.6      $    268.6       $    151.2      $    255.4      $    105.0
                                                ==========      ==========       ==========      ==========      ==========

Depreciation and Amortization:
   Transportation(4)                            $     59.6      $     60.9       $     58.0      $     51.9      $     51.0
   Real Estate(1), (5)                                  14.2            12.5             12.3            11.3             9.1
   Agribusiness                                       10.1             9.4              9.0             8.2             8.5
   Other                                               0.9             0.5              0.4             0.3             0.4
                                                ----------      ----------       ----------      ----------      ----------
           Total depreciation and amortization  $     84.8      $     83.3       $     79.7      $     71.7      $     69.0
                                                ==========      ==========       ==========      ==========      ==========



                                              2006            2005           2004             2003            2002
                                              ----            -----          -----            ----            ----

Earnings per share:
  From continuing operations:
           Basic                            $    2.22       $    2.63       $    2.27       $    1.61       $    1.05
           Diluted                          $    2.20       $    2.60       $    2.24       $    1.59       $    1.04
  Net Income:
           Basic                            $    2.84       $    2.89       $    2.37       $    1.95       $    1.42
           Diluted                          $    2.81       $    2.86       $    2.33       $    1.94       $    1.41

Return on beginning equity                      12.1%           13.9%           12.4%           11.2%            8.2%
Cash dividends per share                    $   0.975       $    0.90       $    0.90       $    0.90       $    0.90

At Year End
  Shareholders of record                        3,506           3,628           3,792           3,959           4,107
  Shares outstanding                             42.6            44.0            43.3            42.2            41.3
  Long-term debt - non-current              $     401       $     296       $     214       $     330       $     248


1   Prior year amounts restated for amounts treated as discontinued operations.

2 The 2005 and 2003 write-downs were for an "other than temporary" impairment in the Company's investment in C&H. The Company's investment in C&H was sold on August 9, 2005 at the then approximate carrying value.

3 Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.

4 Includes both Ocean Transportation and Logistic Services. As of December 31, 2006, assets for Logistics Services comprised less than five percent of the total assets for the transportation industry.

5 Includes Leasing, Sales and Development activities. Assets that are leased to third parties comprised approximately 61 percent of the 2006 year-end real estate assets. These assets are not broken out separately since gains or losses resulting from the sales of leased property are included with the sales of property development for segment reporting rather than reported with the leasing segment. The free cash flow from operations for the leasing segment was approximately $39 million for 2006. Free cash flow is defined as net income (computed in accordance with GAAP) for the segment plus depreciation and amortization and certain non-cash items that in the Company's view are not reflective of the underlying operations, reduced by required capital expenditures. Free cash flow is a non-GAAP measure, and may differ from definitions of free cash flow used by other companies. Free cash flow does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the leasing segment's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the leasing segment's liquidity, nor is it indicative of funds available to fund the leasing segment's cash needs. Free cash flow is commonly used in evaluating the performance and understanding the operations of businesses that invest in real estate. It is sometimes used as a percentage of assets under management to evaluate the performance of an income-earning real estate portfolio.

6 Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes. Amounts for 2002 and 2003 were not material.

7 Includes Ocean Transportation interest expense of $13.3 million for 2006, $9.6 million for 2005, $5.7 million for 2004, $2.6 million for 2003, and $2.4 million for 2002. Substantially all other interest expense was at the parent company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company's future performance or statements of management's plans and objectives. These statements are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company's Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2007 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of "Risk Factors" of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a discussion of the Company's financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company's financial statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company's financial statements. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the financial statements. MD&A is presented in the following sections:

         o        Business Overview
         o        Critical Accounting Estimates
         o        Consolidated Results of Operations
         o        Analysis of Operating Revenue and Profit by Segment
         o        Liquidity and Capital Resources
         o Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements
         o        Economic & Business Outlook
         o        Other Matters

BUSINESS OVERVIEW

         Alexander & Baldwin, Inc. ("A&B"), founded in 1870, is a Hawaii diversified corporation headquartered in Honolulu that operates in five segments in three industries--Transportation, Real Estate, and Agribusiness (formerly Food Products).

         Transportation: The Transportation industry is comprised of ocean transportation and integrated logistics service segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, other Pacific island, and China ports. The Ocean Transportation segment also has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities to Matson and numerous international carriers. Additionally, the Ocean Transportation segment provides terminal, stevedoring and container equipment management services in Hawaii.

         The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, and expedited/air freight services. As a non-asset based business, the Logistics Services segment does not own transportation assets. Rather, the Logistics Services segment generates its revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. By concentrating its buying power and/or consolidating shipments from multiple customers, the Logistics Services segment is able to negotiate favorable rates from the direct carriers, while at the same time offering lower rates than customers would otherwise be able to negotiate themselves.

         The Transportation industry accounted for 87 percent, 66 percent, and 55 percent of the revenue, operating profit, and identifiable assets, respectively, in 2006 on a consolidated basis.

         Real Estate: The Real Estate business is comprised of two segments that have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment, a developer headquartered in the State of Hawaii, generates its revenues through the development and sale of commercial and residential properties. The Real Estate Sales segment seeks to diversify its investments by entering into long-term, large projects as well as shorter-term development projects, partnering with other developers to leverage expertise, developing newly purchased landholdings in Hawaii and on the U.S. mainland, in addition to developing the Company's core landholdings in Hawaii, and adhering to strict underwriting requirements.

         The Real Estate Leasing segment owns, operates, and manages commercial properties. The Real Estate Leasing segment focuses on acquiring high-quality retail, office, and industrial properties in good locations, primarily with tax-deferred 1031 proceeds, and on effectively managing those properties to increase margins through higher occupancies and cost management. The Real Estate Leasing segment's assets are well-diversified by geography and product-type.

         The Real Estate industry accounted for 5 percent, 30 percent, and 36 percent of the revenue, operating profit, and identifiable assets, respectively, in 2006 on a consolidated basis.

         Agribusiness: The Agribusiness industry, which contains one segment, is the largest grower of sugar cane and coffee in the State of Hawaii. The segment produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company's factory operations, electricity.

         The Agribusiness industry accounted for 8 percent, 4 percent, and 7 percent of the revenue, operating profit, and identifiable assets, respectively, in 2006 on a consolidated basis.

CRITICAL ACCOUNTING ESTIMATES

         The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management's Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material.

         The Company considers an accounting estimate to be critical if: (i) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or use of different estimates that the Company could have used in the current period, would have a material impact on the financial condition or results of operations. The most significant accounting estimates inherent in the preparation of the Company's financial statements are described below.

         Asset Impairments: The Company's long-lived assets, investments, and inventory are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable, an other-than-temporary loss in investment value has occurred, or the carrying cost of inventory declines below its net realizable value. These asset impairment loss calculations contain uncertainties because they require management to make assumptions and apply judgments to, among others, estimates of future cash flows, asset fair values, useful lives of the assets, and discount rates that reflects the risk inherent in future cash flows. These factors depend on a number of conditions, including uncertainty about future events, and thus the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted.

         Revenue Recognition for Certain Long-term Real Estate Developments: As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs occur, the Company's financial condition or its future operating results could be materially impacted.

         Self-Insured Liabilities: The Company is self-insured for certain losses related to, including, but not limited to, employee health, workers' compensation, general liability, real and personal property, and real estate construction defect claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties. Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company's self-insured liabilities. The Company's self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred but not reported as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company's financial condition or its future operating results could be materially impacted.

         Equity Method Investments: All of the unconsolidated entities held by the Company are accounted for by the equity method of accounting because the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R) or AICPA Accounting Research Bulletin No. 51, Consolidated Financial Statements ("ARB 51"), and its related interpretations, have not been met. In determining whether an unconsolidated entity is a variable interest entity, and if the entity is determined to be a variable interest entity, whether the Company is the primary beneficiary, the Company is required to use various assumptions, including cash flow estimates and related probabilities for different cash flow scenarios. To the extent that these assumptions change as a result of new or additional information or changes in market conditions, the conclusion to apply the equity method may change and the Company's financial condition or its future operating results could be materially impacted.

         Share-Based Compensation: The Company provides a share-based compensation plan, which includes non-qualified stock options and non-vested share awards. (Refer to Note 11 to the Consolidated Financial Statements for a complete discussion of the Company's share-based compensation programs.) The Company determines the fair value of its non-qualified stock option awards at the date of grant using the Black-Scholes option-pricing model, which requires management to make assumptions and to apply judgment to determine the fair value of the awards. These assumptions and judgments include estimating the future volatility of the Company's stock price, expected dividend yield, future employee turnover rates, and future employee stock option exercise behaviors. Performance-based, non-vested share awards require management to make assumptions regarding the likelihood of achieving company or personal performance goals. Accordingly, changes in some or all of these assumptions could materially affect the Company's financial condition or its future operating results.

         Environmental Reserves: The estimated costs for environmental remediation are recorded by the Company when the environmental liability has been incurred and can be estimated. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. These estimates are developed, depending on the circumstances, by internal analysis or the use of third-party specialists. Changes in assumptions used in these analyses could materially affect the Company's financial condition or its future operating results.

         Pension and Post-retirement Estimates: The estimation of the Company's pension and postretirement obligations, costs and liabilities requires that the Company make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

         The assumptions used in developing the required estimates include the following key factors:

         o        Discount rates
         o        Expected return on pension plan assets
         o        Salary growth
         o        Inflation
         o        Retirement rates
         o        Mortality rates
         o        Expected contributions

         The effects of actual results differing from the above assumptions by the Company could materially affect the Company's financial condition or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. Unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

         The 2006 net periodic cost for qualified pension and post-retirement obligations was determined using a discount rate of 5.75 percent and the qualified pension and post-retirement obligations as of December 31, 2006 were determined using a discount rate of 6.0 percent. For the Company's non-qualified benefit plans, the 2006 net periodic cost was determined using a discount rate of 5.25 percent and the December 31, 2006 obligation was determined using a discount rate of 5.75 percent. The discount rate used for determining the year-end benefit plan obligation was calculated using a weighting of expected benefit payments and rates associated with high-quality corporate bonds for each year of expected payment to derive an estimated rate at which the benefits could be effectively settled at December 31, 2006, rounded to the nearest quarter percent.

         The estimated return on plan assets of 8.5 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were 15.6 percent, 13.2 percent, and 8.6 percent, respectively. The Company's long-term investment return has averaged approximately 10.5 percent.

         Historically, the health care cost trend rate experienced by the Company has been approximately 9 percent. For 2006, its post-retirement obligations were measured using 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent rate is reached in 2011.

         Lowering the expected long-term rate of return on the Company's qualified plan assets from 8.5 percent to 8 percent would have increased pre-tax pension expense for 2006 by approximately $1.5 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by $1.5 million. Additional information about the Company's benefit plans is included in Note 9 of the Consolidated Financial Statements.

         Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes, in accordance with Statement of Financial Accounting Standards No. 109. These estimates and judgments occur in the calculation of tax credits, tax benefits, and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Company's tax provision in a subsequent period.

         In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management's expectations could materially affect the Company's financial condition or its future operating results.

         Recent Accounting Pronouncements: See Note 1 to the Consolidated Financial Statements for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company's results of operations and financial condition.

CONSOLIDATED RESULTS OF OPERATIONS

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

--------------------------------------------------------------------------------------------------------
 (dollars in millions, except per-share amounts)       2006      Chg.      2005       Chg.      2004
--------------------------------------------------------------------------------------------------------
Operating Revenue                                    $  1,607      --    $  1,603       8%    $  1,486
Operating Costs and Expenses                            1,459      3%       1,420       7%       1,324
                                                     --------            --------             --------
Operating income                                          148    -19%         183      13%         162
Other Income and (Expenses)                                 5      NM          --       NM          (6)
Income Taxes                                              (57)   -17%         (69)     17%         (59)
Discontinued Operations                                    26    117%          12     200%           4
                                                     --------            --------             --------
Net Income                                           $    122     -3%    $    126      25%    $    101
                                                     ========            ========             ========

Basic Earnings Per Share                             $   2.84     -2%    $   2.89      22%    $   2.37
Diluted Earnings Per Share                           $   2.81     -2%    $   2.86      23%    $   2.33
--------------------------------------------------------------------------------------------------------

         Operating Revenue for 2006 increased less than 1 percent, or $4 million, to $1,607 million. Real estate leasing revenue increased 20 percent in 2006 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to higher occupancies, higher lease rates, and additions to the leased portfolio. Ocean transportation revenue increased 8 percent in 2006, principally due to higher fuel surcharge revenues as a result of higher direct and indirect energy costs, initiation of the new China service, and improved yields and cargo mix. Logistics services revenue increased 3 percent in 2006, primarily due to higher yields and mix, partially offset by a decline in volumes for freight transported by rail. Real estate sales revenue decreased by 92 percent in 2006 (after subtracting revenue from discontinued operations) due to the timing and mix of properties sold. Because of the episodic nature of property sales, the Company views changes in real estate sales revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Furthermore, year-over-year comparisons of revenue are not complete without the consideration of results from the Company's investment in its real estate joint ventures, which are not included in operating revenues, but are included in operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in real estate sales revenue and operating profit.

         Operating Revenue for 2005 increased 8 percent, or $117 million, to $1,603 million. Logistics services revenue increased 15 percent in 2005, primarily due to a 20 percent increase in volumes related to freight transported by truck, partially offset by a 6 percent decline in volumes related to freight transported by rail. Real estate leasing revenue increased 11 percent in 2005 (after subtracting leasing revenue from assets classified as discontinued operations) due principally to 2005 property acquisitions, higher rental rates, and higher Hawaii occupancies. Agribusiness revenue increased 9 percent in 2005 primarily due to the receipt of a payment under a federal disaster relief program and higher power sales. Ocean transportation revenue increased 3 percent in 2005, principally due to increases in fuel surcharge revenues and higher Hawaii container volumes. Real estate sales revenue increased 21 percent in 2005 (after subtracting revenue from discontinued operations) primarily due to the sale of all 100 units at the Company's Lanikea residential high-rise project in Waikiki.

         The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

         Operating Costs and Expenses for 2006 increased by 3 percent, or $39 million, to $1,459 million. Ocean transportation costs increased 12 percent in 2006, primarily due to higher fuel costs, terminal handling, and equipment costs. Agribusiness costs increased 7 percent in 2006, principally due to higher crop production costs and repairs to irrigation reservoirs. Real estate sales and leasing costs decreased 56 percent, primarily due to the timing and mix of development sales. Selling, General and Administrative costs ("SG&A") increased by 4 percent, or $6 million, to $146 million in 2006 due to higher personnel and benefit costs that included $2.8 million in non-cash stock option expense as a result of the adoption of SFAS No. 123R. SG&A as a percentage of revenue has remained constant from 2004 to 2006. However, this trend may not continue in 2007 and future years as a result of the adoption of SFAS 123R, which requires the expensing of the fair value of employee stock options. Accordingly, management expects that salaries and related costs as a percentage of operating revenues may be more volatile.

         Operating Costs and Expenses for 2005 increased by 7 percent, or $96 million, to $1,420 million. Real estate sales and leasing costs increased 35 percent in 2005, primarily due to the sale of all 100 units at the Company's Lanikea residential high-rise project in Waikiki. Logistics services costs increased by 13 percent in 2005, primarily due to an increase in volumes related to freight transported by truck. SG&A costs in 2005 increased by 9 percent, or $12 million, to $140 million due to higher depreciation, amortization of leasehold improvements, professional service fees, personnel and benefit costs, and charitable contributions, partially offset by lower Sarbanes-Oxley Act internal compliance costs. Operating costs and expenses for 2005 also included impairment losses of $2 million for the carrying value of the Company's investment in C&H Sugar Company, Inc. ("C&H"). The 2005 impairment loss was in connection with the ultimate disposition of the Company's investment in C&H on August 9, 2005 as further described in Note 4 to the Consolidated Financial Statements.

         The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

         Other Income and Expenses in 2006 is comprised of equity in earnings of real estate joint ventures, interest revenue and interest expense. Equity in income of real estate affiliates was $11 million higher in 2006 due principally to the Company's share of earnings from its Hokua joint venture, which completed sales of all 247 luxury residential units in the first quarter of 2006. Interest expense of $15 million in 2006 was $2 million higher than 2005 due to higher average debt balances. Other income in 2005 was higher than 2006 and 2004 because it included a $5 million gain from an insurance settlement following a fire earlier in that year at the Kahului Shopping Center on Maui. Interest income and expense for 2005 was comparable to 2004.

         Income Taxes were lower for 2006 compared with 2005 due primarily to lower pre-tax income. The effective tax rates in 2006 and 2005 were comparable. Income taxes were higher for 2005 compared with 2004 due primarily to higher pre-tax income, partially offset by a lower effective tax rate of 37.5 percent in 2005 versus 38 percent for 2004.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

         Additional detailed information related to the operations and financial performance of the Company's Industry Segments is included in Part II Item 6 and
Note 13 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

Transportation Industry

Ocean Transportation; 2006 compared with 2005
---------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                2006             2005             Change
--------------------------------------------------------------------------------
Revenue                            $   945.8        $    878.3             8%
Operating profit                   $   105.6        $    128.0           -18%
Operating profit margin                11.2%             14.6%
--------------------------------------------------------------------------------
Volume (units):
  Hawaii containers                  173,200           175,800            -1%
  Hawaii automobiles                 118,700           148,100           -20%
  Guam containers                     15,100            16,600            -9%
  China containers                    32,700                --             NM
--------------------------------------------------------------------------------

          Ocean Transportation revenue increased 8 percent, or $67.5 million, to $945.8 million in 2006. The increase reflected a number of factors, including a $43.4 million increase in fuel surcharge revenues to help offset increases in direct and indirect fuel costs, $22.5 million increase due to aggregate volume increases in Matson's service lines due to the new China service, $19.3 million increase due to improved yields and cargo mix, and $14.8 million due to higher purchased transportation costs that are billed to customers. These increases were partially offset by $40.5 million in lower vessel charter revenue, resulting from the expiration of the APL Alliance in the first quarter of 2006. Matson's Hawaii automobile volume for 2006 was 20 percent lower than 2005, due to lower auto retail sales, lower demand from rental car agencies as a result of reduced auto manufacturer incentives and longer holding periods for autos, and competitive pressures. Total Hawaii container volume was down 1 percent from 2005, reflecting reduced shipments in the lower-margin building materials segment, reduced military freight due to non-recurring military deployments that occurred in 2005, and reduced household goods shipments reflecting the moderation in the growth of Hawaii's economy. Guam container volume was down 9 percent from 2005, primarily due to competitive pressures resulting from the transition in vessel schedules, as well as a decline in the Saipan garment trade and tourism industries.

         Operating profit decreased 18 percent, or $22.4 million, to $105.6 million in 2006. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct and indirect fuel costs increased $53.1 million, primarily as a result of higher energy costs, terminal handling costs increased $14.3 million due primarily to increased rates related principally to wage- and wharfage-related cost increases, equipment control, leasing, and repair costs increased $14.9 million, primarily due to the new China service, and other costs increased due to the reimbursement of government vessel construction subsidies of $4.8 million. Additionally, selling, general, and administrative expenses increased $5.1 million primarily due to employee related costs. These increases were partially offset by lower vessel operating expenses of $2.4 million, driven primarily by lower claims expenses and lower vessel wages, resulting from fewer vessel operating days. Other expense changes included a $3.3 million gain on the sale of two surplus and obsolete vessels in 2006, and Matson's SSAT joint venture contributed $3.8 million less in 2006. Earnings from this venture are not included in revenue, but are included in operating profit.

Ocean Transportation; 2005 compared with 2004
---------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                2005              2004            Change
--------------------------------------------------------------------------------
Revenue                            $   878.3         $   850.1            3%
Operating profit                   $   128.0         $   108.3           18%
Operating profit margin                14.6%             12.7%
--------------------------------------------------------------------------------
Volume (units)
  Hawaii containers                  175,800           169,600            4%
  Hawaii automobiles                 148,100           157,000           -6%
  Guam containers                     16,600            17,200           -3%
--------------------------------------------------------------------------------

         Ocean Transportation revenue increased 3 percent, or $28.2 million, to $878.3 million in 2005. Of this increase, $17.6 million was due to increases in the fuel surcharge, $13.6 million was due to higher Hawaii container and conventional volumes offset partially by lower automobile volume, and $8.4 million was due to yields and cargo mix in all services. Charter and other revenue was $12.9 million lower than in 2004 as a result of less U.S. Government business and fewer charter opportunities. Revenue for 2005 was also affected adversely by a 52-week operating year versus 53 weeks in 2004 and by competitive effects on both volume and rates. Matson's Hawaii service container volume was 4 percent higher and automobile volume was 6 percent lower. The container volume increase was principally the result of stabilized growth in the Hawaii economy, in turn, fueled by tourism and construction. Guam container volume was 3 percent below 2004 due to normal business fluctuations. The lower automobile volume was the result of unusually high shipments from automobile manufacturers to renew rental car fleets in late 2004 and increased competition. The lower automobile volume, however, did not materially affect operating profit adversely for the year because the incremental vehicles would have been carried in containers, a method of shipment that is not cost-efficient.

         Operating profit increased by 18 percent, or $19.7 million, to $128 million in 2005. This increase was primarily the result of the following operating expense changes, which partially offset revenue increases. Matson's SSAT joint venture contributed $12.4 million higher equity in earnings (earnings from this venture are not included in revenue, but included in operating profit) and vessel and overhead operating costs decreased by $3 million due to lower vessel wages, lower fuel consumption, and lower vessel overhead. Lower vessel wages in 2005 are due to lower staffing levels as a result of labor shortages. Lower fuel consumption was due to higher fuel consumption in 2004 as a result of the West Coast labor shortage, partially offset by higher fuel costs in 2005. Lower vessel overhead in 2005 compared to 2004 was due to reduced dry-docking amortization costs.

Logistics Services; 2006 compared with 2005
-------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                   2006             2005            Change
--------------------------------------------------------------------------------
Intermodal revenue                    $   287.4        $   287.5            --
Highway revenue                           156.8            144.1            9%
                                      ---------        ---------
  Total Revenue                       $   444.2        $   431.6            3%
--------------------------------------------------------------------------------
Operating profit                      $    20.8        $    14.4           44%
Operating profit margin                    4.7%             3.3%
--------------------------------------------------------------------------------

         Logistics revenue increased 3 percent, or $12.6 million, to $444.2 million in 2006. This growth was principally the result of higher volumes and rates for freight transported by truck ("Highway"). Revenue related to freight transported by rail ("Intermodal") declined slightly due to a 14 percent decrease in volumes that was largely offset by higher rates. Volume decreases for Intermodal were due to rail service performance issues, which caused a diversion of business from rail to truck, and market conditions that drove business direct to suppliers.

         Logistics operating profit increased 44 percent, or $6.4 million, to $20.8 in 2006. The increased operating profit was primarily the result of higher yields relative to purchased transportation costs, offset in part by higher personnel costs. Higher yields related to freight transported by truck resulted from stronger demand relative to available truck supply. Higher yields related to freight transported by rail benefited from general rate increases, but were offset by volume decreases described previously. Margins achieved in 2006 were significantly higher than in preceding periods and may not be indicative of future results.

         The revenue for integrated logistics services includes the total amount billed to customers for transportation services. As a non-asset based logistics company, the primary costs include purchased transportation services from asset-based vendors, such as railroads and trucking companies. As a result, the operating profit margin for this business is narrower than other businesses of the Company. The primary operating profit and investment risk for this business is the quality of receivables, which is monitored closely.

Logistics Services; 2005 compared with 2004
-------------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                2005              2004            Change
--------------------------------------------------------------------------------
Intermodal revenue                 $   287.5         $   267.6            7%
Highway revenue                        144.1             109.3           32%
                                   ---------         ---------
  Total Revenue                    $   431.6         $   376.9           15%
--------------------------------------------------------------------------------
Operating profit                   $    14.4         $     8.9           62%
Operating profit margin                 3.3%              2.4%
--------------------------------------------------------------------------------

         Logistics revenue increased 15 percent, or $54.7 million, to $431.6 million in 2005. This increase was due to improvements in the mix of business, yields, and a 20 percent increase in volumes related to freight transported by truck, partially offset by a 6 percent decline in volumes related to freight transported by rail. The increase in volume for freight transported by truck was principally due to market shifts, the late 2004 business acquisition and organic growth. In December 2004, MIL acquired certain assets, obligations and contracts of a Texas-based business that provides truck and rail brokerage services.

         Logistics operating profit increased by 62 percent, or $5.5 million, to $14.4 million in 2005. The increase was due to higher yields and overall increased volumes partially offset by higher personnel costs and other overhead.

Real Estate Industry

         Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company's management evaluates and makes decisions for the Company's real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Leasing; 2006 compared with 2005
--------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                2006               2005             Change
--------------------------------------------------------------------------------
Revenue                           $     100.6        $     89.7            12%
Operating profit                  $      50.3        $     43.7            15%
Operating profit margin                 50.0%             48.7%
--------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                               98%               95%
   Hawaii                                 98%               93%
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                               3.8               3.5             9%
   Hawaii                                 1.5               1.6            -6%
--------------------------------------------------------------------------------

         Real estate leasing revenue and operating profit for 2006 were 12 percent and 15 percent higher, respectively, than the amounts reported in 2005. These increases were due principally to higher Hawaii and Mainland occupancies and lease rates, 2006 property acquisitions, and full-year results from Kunia Shopping Center, an Oahu retail development which opened in November 2005. In 2006, two retail centers in Arizona, a Maui office building, a commercial property on the island of Hawaii, and several Maui leased fee parcels were sold.

         The real estate leasing portfolio earnings consisted of 25 percent for office property, 37 percent for retail property, 18 percent for industrial property, and 20 percent for other property, principally ground leases.

Leasing; 2005 compared with 2004
--------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                    2005             2004            Change
--------------------------------------------------------------------------------
Revenue                                 $   89.7         $   83.8            7%
Operating profit                        $   43.7         $   38.8           13%
Operating profit margin                    48.7%            46.3%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Occupancy Rates:
   Mainland                                  95%              95%
   Hawaii                                    93%              90%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Leasable Space (million sq. ft.):
   Mainland                                  3.5              3.7           -5%
   Hawaii                                    1.6              1.7           -6%
------------------------------------------------------------------------ -------

         Real estate leasing revenue and operating profit for 2005 were 7 percent and 13 percent higher, respectively, than the amounts reported for 2004. The higher revenue and operating profit was due primarily to 2005 property acquisitions as well as higher rental rates and improved Hawaii occupancies. Hawaii occupancy increased, principally due to tenancy increases in retail and office properties as well as the varying mix of properties in the portfolio due to sales and acquisitions. Mainland occupancy remained unchanged from 2004. In 2005, two Mainland properties and two Hawaii office buildings were sold and a Mainland property, the Lanihau Shopping Center in Kona on the island of Hawaii, and a retail property in Honolulu were acquired. The Kunia Shopping Center development on Oahu was completed in the second half of 2005.

         The real estate leasing portfolio earnings consisted of 23 percent for office property, 37 percent for retail property, 19 percent for industrial property and 21 percent for other property, principally ground leases.

 Real-Estate Sales; 2006 compared with 2005 and 2004
 ---------------------------------------------------

-----------------------------------------------------------------------------------------------
(dollars in millions)                           2006             2005             2004
-----------------------------------------------------------------------------------------------
Hawaii improved                               $    43.7        $    25.5         $      --
Mainland improved                                  35.6             24.1                --
Hawaii development sales                            4.5             72.5              60.0
Hawaii unimproved/other                            13.5             26.8              22.3
                                              ---------        ---------         ---------
   Total Revenue                                   97.3            148.9              82.3
-----------------------------------------------------------------------------------------------
Operating profit before joint ventures             35.3             40.8              31.3
Equity in earnings of joint ventures               14.4              3.3               3.3
                                              ---------        ---------         ---------
   Total Operating profit                     $    49.7        $    44.1         $    34.6
-----------------------------------------------------------------------------------------------
Operating profit margin                           51.1%            29.6%
-----------------------------------------------------------------------------------------------

         The lower revenue and higher operating profit results were due to the mix and timing of real estate sales in 2006 compared with 2005, as well as the treatment of income earned from the Company's joint ventures. Earnings from joint ventures are not included in revenue, but are included in operating profit. The composition of these sales is described below.

         2006: Real estate sales revenue, before subtracting amounts treated as discontinued operations, included the sale of two retail centers in Arizona, a commercial property on the island of Hawaii, a Maui office building, several commercial parcels on Maui, a commercial property on Oahu, and a 19-percent installment payment for an agricultural parcel on Kauai. Operating profit for 2006 was significantly higher as a percentage of real estate sales revenue compared to 2005 because operating profit also included $14.4 million for the Company's earnings from its real estate joint ventures (which are not included in revenue for the segment). The joint venture earnings principally relate to a portion of the Company's earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in January 2006, and joint venture earnings from the Company's Kai Malu project, partially offset by higher marketing expenses related to the Company's Kukui'ula project.

         2005: Real estate sales revenue from property sales, before subtracting amounts treated as discontinued operations, included the sale of all 100 units at the Company's Lanikea residential high-rise project in Waikiki, a commercial office building on Oahu, a warehouse/distribution complex in Ontario, California, the final 80-percent installment payment for a development parcel at Wailea, several Maui and Oahu commercial properties, a residential development parcel and three residential properties on Maui, a service center/warehouse complex comprised of three buildings in San Antonio, Texas, and 5.5 units in an office condominium project on Oahu. Additionally, a gain of $5 million was recognized in operating profit during the third quarter for a partial property damage insurance settlement related to the Kahului Shopping Center fire. Operating Profit also included $3.3 million for the Company's share of earnings in joint ventures (which are not included in revenue for the segment).

         2004: Real estate sales revenue, before subtracting amounts treated as discontinued operations, from property sales included 28 residential properties,
17.5 office condominium units, 33 Maui and Oahu commercial inventory properties, and three residential development parcels. In addition to the profit contribution from these sales, 2004 operating profit included $3.3 million for the Company's share of earnings in joint ventures (which are not included in revenue for the segment).

         The mix of real estate sales in any year or quarter can be diverse. Sales can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company's Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations. Finally, earnings from joint venture investments are not included in segment revenue, but are included in operating profit.

         Discontinued Operations; Real-estate - The revenue, operating profit, and after-tax effects of discontinued operations for 2006, 2005 and 2004 were as follows (in millions, except per-share amounts):

----------------------------------------------------------------------------
                                 2006            2005           2004
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Sales Revenue                   $  89.7        $  50.1         $   1.1
Leasing Revenue                 $   4.4        $  10.4         $  12.3
Sales Operating Profit          $  40.1        $  13.9         $   1.5
Leasing Operating Profit        $   2.6        $   4.7         $   4.8
After-tax Earnings              $  26.5        $  11.5         $   3.9
Basic Earnings Per Share        $  0.62        $  0.26         $  0.10
----------------------------------------------------------------------------

         2006: The revenue and operating profit from the sale of two retail centers in Arizona, an office building on Maui, a commercial property on the island of Hawaii, and several commercial parcels in Hawaii were included in discontinued operations.

         2005: The sales of two office buildings in Honolulu, one warehouse/distribution complex in Ontario, California, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, and the fee interest in a parcel in Maui were considered discontinued operations. Additionally, the revenue and expenses of an office building in Wailuku, Maui and three parcels on Maui were classified as discontinued operations even though the Company had not sold the properties by the end of 2005. The three parcels were sold in 2006.

         2004: The sale of a Maui property was classified as a discontinued operation. In addition, two office properties and one light industrial property met the criteria for classification as discontinued operations even though the Company had not sold the properties by the end of 2004. One of the office properties and the light industrial property were sold in January 2005.

Agribusiness Industry (formerly Food Products)

Agribusiness; 2006 compared with 2005
-------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)                2006             2005            Change
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Revenue                            $   127.4        $   123.2             3%
Operating profit                   $     6.9        $    11.2           -38%
Operating profit margin                 5.4%             9.1%
--------------------------------------------------------------------------------
Tons sugar produced                  173,600          192,700           -10%
--------------------------------------------------------------------------------

         Agribusiness revenue increased 3 percent, or $4.2 million, to $127.4 in 2006. Excluding the $5.5 million disaster relief payment received in 2005, revenue increased 8 percent due mainly to $4.3 million in higher repair services and trucking revenue, $4.1 million from higher power sales, $2.6 million in higher equipment rentals and soil sales, and $2.2 million in higher specialty sugar and molasses sales. Lower revenue of $5.4 million from lower bulk raw sugar sales volumes partially offset the previously noted increases. Operating profit decreased 38 percent, or $4.3 million, to $6.9 million in 2006. However, excluding the $5.5 million disaster relief payment received in 2005, operating profit increased 21 percent due mainly to the same factors noted above. This 21 percent increase in operating profit reflected the effect of the factors mentioned above as well as higher 2006 crop production costs and repair costs for irrigation reservoirs. Production costs were higher due to increases in personnel, materials and supplies, fertilizer, and chemicals expenses. Also, 2006 included one additional week compared to 2005 (53 weeks in 2006 vs. 52 weeks in 2005).

         Compared with 2005, sugar production in 2006 was 10 percent, or 19,100 tons, lower due primarily to dry-weather conditions during growing months, less-than-optimal fertilizer applications last year, and a lower crop age. The average revenue per ton of sugar for 2006 was $350, or 2 percent higher than in 2005.

         Coffee production of 2.7 million pounds for 2006 was 50 percent, or 0.9 million pounds, higher than 2005 production. The 2006 crop benefited from higher yields and an increased percentage of higher-value specialty and mid-grade green beans and a lower percentage of commodity grade green beans. The higher yield and favorable green bean mix were attributable to improved plant nutrition, reduced insect infestation, and favorable weather. The lower-than-expected coffee harvest for 2005 resulted in a loss of $1.8 million to reduce the carrying value of the inventory to its net realizable value. There was no impairment loss recorded in 2006.

         Approximately 91 percent of the Company's sugar production was sold to Hawaiian Sugar & Transportation Cooperative ("HS&TC") during 2006 under a marketing contract. The remainder was sold as specialty sugar. HS&TC sells its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company.

Agribusiness; 2005 compared with 2004
-------------------------------------

--------------------------------------------------------------------------------
(dollars in millions)              2005               2004           Change
--------------------------------------------------------------------------------
Revenue                          $   123.2          $   112.8            9%
Operating profit                 $    11.2          $     4.8          2.3x
Operating profit margin               9.1%               4.3%
--------------------------------------------------------------------------------
Tons sugar produced                192,700            198,800           -3%
--------------------------------------------------------------------------------

         Agribusiness revenue increased 9 percent, or $10.4 million, in 2005 due mainly to $5.5 million received as part of an agricultural disaster relief program, $5.1 million for higher power sales, $2.2 million of higher trucking and royalty revenue and $1.7 million higher molasses sales, partially offset by $4.3 million of lower sugar and coffee sales. Operating profit was $6.4 million better than 2004 due mainly to the same factors noted above, offset partially by higher costs for fuel, chemicals, fertilizer and personnel.

         Compared with 2004, sugar production in 2005 was 3 percent, or 6,100 tons, lower due primarily to yield losses from a decline in cane age from drought, malicious fires, and leaf scald disease as well as a decision to increase the age of the cane to achieve a more optimal yield. The average revenue per ton of sugar for 2005 was 1 percent lower than in 2004.

         Coffee production of 1.8 million pounds for 2005 was substantially the same as 2004 production. Both years' crops suffered from low yields and an increased mix of lower-value commodity grade beans. Factors such as plant nutrition, water quality, reduced orchard density and insect infestation negatively impacted yields and crop mix. The lower-than-expected coffee harvest for 2005 resulted in a loss of $1.8 million to reduce the carrying value of the inventory to its net realizable value. A similar loss of $1.6 million was recorded in 2004.

LIQUIDITY AND CAPITAL RESOURCES

         Overview: Cash flows provided by operating activities continue to be the Company's most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

         Cash Flows: Cash Flows from Operating Activities were $106 million for 2006, compared with $278 million for 2005. This decrease was principally the result of higher 2005 proceeds from the sale of units in the Company's Lanikea residential high-rise project in Waikiki, higher year-to-date income tax payments, higher development expenditures for real estate inventory, and lower Matson earnings, partially offset by proceeds received from the Company's Hokua joint venture in 2006.

         Cash Flows used in Investing Activities were $124 million for 2006, compared with $305 million for 2005. A critical component of the Company's long-term growth strategy is its capital expenditure program. In 2006, the Company's capital expenditures, excluding purchases of property using tax-deferred proceeds, additions to real estate held-for-sale, and related assumed debt, totaled $281 million. This was comprised principally of $147 million for the purchase of the MV Maunalei, which completed the Company's four ship modernization and replacement strategy, equipment purchases for the ocean transportation segment, primarily related to the Company's new China service, $46 million in expenditures related to property development activities, and $15 million related to routine asset replacements for agricultural operations and specialty sugar expansion activities. The cash used for transportation capital expenditures was partially funded by Capital Construction Fund withdrawals. The amounts reported in Capital Expenditures on the Statement of Cash Flows exclude $49 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. In 2007, the Company expects that capital expenditures will be lower than 2006 due to the completion of the Company's four-ship modernization program and equipment purchases for its China service transition that were described previously; however, capital expenditures in the real estate business are expected to increase. In 2007, the Company's capital expenditure budget is expected to range from $300 to $325 million, including capital expenditures for real estate developments and 1031 lease portfolio acquisitions that would not be included in capital expenditures under investing activities in the statement of cash flows. Certain real estate capital expenditures are excluded from investing activities on the statement of cash flows because the expenditures are either classified as operating cash flows (when made for real estate held for sale) or non-cash activities (when made using tax-deferred proceeds from prior tax-deferred sales).

         Cash Flows from Financing Activities for 2006 totaled $6 million, compared with $42 million for 2005. The decrease in cash flows from financing activities is due primarily to share repurchases and dividends that were offset by proceeds from debt issuance. In June 2006, A&B purchased 200,000 shares on the open market at an average price of $42.37. Additionally, the Company also entered into an accelerated share repurchase agreement ("ASR") with Goldman, Sachs & Co. on June 27, 2006 to repurchase shares of A&B's common stock for an aggregate purchase price of approximately $63 million. As of December 31, 2006, A&B had repurchased 1,653,795 shares of its stock at an average price of $43.34.

         On October 26, 2006, the Company's board of directors authorized the repurchase of up to two million shares of its common stock in the open market, in privately-negotiated transactions or by other means. The new authorization, which augmented the previous authorization of two million shares that expired December 31, 2006, expires on December 31, 2008. As of December 31, 2006, two million shares remained available for repurchase under the new share authorization.

         The Company believes that funds generated from the expected results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company's business requirements for the next fiscal year, including working capital, capital expenditures, dividends, and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

         Tax-Deferred Real Estate Transactions: Sales - During 2006, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $90 million. The proceeds consisted primarily of the sales of two retail centers in Arizona, a Maui office building, a commercial property on the island of Hawaii, several commercial parcels on Maui and Oahu, and two parcels on Kauai.

         Purchases - During 2006, the Company utilized $92 million in proceeds from tax-deferred sales, which included $84 million used for 2006 acquisitions and $8 million attributed to a 2005 acquisition under a reverse 1031 transaction. The properties acquired with tax-deferred proceeds in 2006 principally included a two-building office property in Salt Lake City, Utah, a two-building office complex in Plano, Texas, a two-story office building in Sacramento, California, and a three-story office building in Phoenix, Arizona.

         The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2006, $12.3 million of proceeds from tax-deferred sales had not been reinvested and $16.8 million expired without reinvestment.

         The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash activities below the Statement. For "reverse 1031" transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

         Sources of Liquidity: Funds generated by operating activities continue to be the Company's most significant source of liquidity. Additional sources of liquidity for the Company, primarily comprised of cash and cash equivalents, receivables, sugar and coffee inventories, totaled $230 million at December 31, 2006, a decrease of $10 million from December 31, 2005. This net decrease was due primarily to $12 million in lower cash balances, partially offset by $1 million in higher receivables balances and $1 million in higher sugar and coffee inventories.

         The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Long-term debt, including current portion of long-term debt and current notes payable, was $442 million at the end of 2006 compared with $327 million at the end of 2005. As of December 31, 2006, available borrowings under these facilities, which are more fully described below, totaled $478 million.

         The Company has a $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The facility expires on April 19, 2009 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. Under the facility, Prudential is committed to purchase three series of notes under three scheduled draws totaling $125 million, at rates ranging from 5.53 percent to 5.56 percent. In December 2006, the Company received $50 million that represents the first of three scheduled draws under the facility. The second and third draws will be received in March and June 2007 in the amounts of $50 million and $25 million, respectively. At December 31, 2006, $164 million was available under the facility, including the additional $75 million that will be drawn in 2007 under the committed series of notes.

         The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of a $225 million and $100 million facility for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate ("LIBOR") plus 0.225 percent, provided the Company maintains an S&P/Moody's rating of A-/A3 or better. At December 31, 2006, $27 million was outstanding, $20 million in letters of credit had been issued against the facilities, and $279 million remained available for borrowing. Amounts drawn under these facilities are classified as current, unless the Company intends to move the drawn amount to another facility that is classified as long-term. The $27 million outstanding as of December 31, 2006 was classified as a long-term borrowing since the Company intends to refinance the short-term borrowing with proceeds from the Prudential $400 million three-year unsecured note purchase and private shelf agreement.

         Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. which provides for a 10-year commitment beginning in June 2005. The maximum amount that can be outstanding under the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The incremental cost to borrow under the facility is 0.225 percent above LIBOR. As of December 31, 2006, $70 million was outstanding under the facility and $35 million remained available.

         The Company's ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders' equity and maximum debt to EBITDA ratios. At December 31, 2006, the Company was in compliance with all such covenants. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

         The Company's and Matson's credit ratings from Standard and Poor's as of October 27, 2006 were both A- with a stable outlook. Factors that can impact the Company's and Matson's credit ratings include changes in operating performance, the economic environment, conditions in industries in which the Company has operations, and the Company's and Matson's financial position. If a credit downgrade were to occur, it could adversely impact, among other things, future borrowing costs and access to capital markets.

         Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company intends to increase its leverage, primarily through strategic investments, to the 35-40 percent range. This is a range that the Company believes optimizes its use of leverage and minimizes its cost of capital, but still leaves sufficient flexibility and capacity to pursue strategic investments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

         Contractual Obligations: At December 31, 2006, the Company had the following estimated contractual obligations (in millions):

                                                                                 Payment due by period
                                                                                 ---------------------

       Contractual Obligations                         Total        2007        2008-2009     2010-2011    Thereafter
       -----------------------                         -----        ----        ---------     ---------    ----------
Long-term debt obligations                (a)         $  442        $   41        $   64        $   66        $   271
Estimated interest on debt                (b)            161            23            41            33             64
Purchase obligations                      (c)            114            75            39            --             --
Post-retirement obligations               (d)             34             3             6             7             18
Non-qualified benefit obligations         (e)             36             7             3            13             13
Operating lease obligations               (f)             70            10            14            11             35
                                                      ------        ------        ------        ------        -------
Total                                                 $  857        $  159        $  167        $  130        $   401
                                                      ======        ======        ======        ======        =======

         (a) Long-term debt obligations include principal repayments of short-term and long-term debt as described in Note 7 to the Consolidated Financial Statements.

         (b) Estimated interest on debt is determined based on scheduled payments of the long-term debt at the interest rates in effect as of December 31, 2006. Because the Company has facilities that are at variable interest rates and expects to have new borrowing facilities in place during the years noted in the table, actual interest is expected to be in an amount greater than the amounts indicated.

         (c) Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.

         (d) Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company's employees and retirees. The $18 million noted in the column labeled "Thereafter" comprises estimated benefit payments for 2013 through 2016. Post-retirement obligations are described further in Note 9 to the Consolidated Financial Statements.

         (e) Non-qualified benefit obligations includes estimated payments to executives and directors under the Company's four non-qualified plans, as described in Note 9 to the Consolidated Financial Statements. The $13 million noted in the column labeled "Thereafter" comprises estimated benefit payments for 2013 through 2016. Additional information about the Company's non-qualified plans is included in Note 9 to the Consolidated Financial Statements.

         (f) Operating lease obligations include principally land, office and terminal facilities, containers and equipment using long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in
                Note 8 to the Consolidated Financial Statements.

         Off Balance Sheet Arrangements: See Note 12 of the Consolidated Financial Statements, which is incorporated herein by reference, for a description of contingent commitments that totaled approximately $97 million at December 31, 2006.

ECONOMIC & BUSINESS OUTLOOK

         In 2006, the pace of growth in the Hawaii economy slowed and moderate growth is expected to continue into 2007. The Hawaii economy remains healthy, as evidenced by a stable, growing tourism industry, a large military presence with its attendant expenditures, a robust retail environment, and expectations of continued, large infrastructure projects. In 2007, Hawaii is expected to see continued growth in real personal income, visitor arrivals, and job growth of
1.8 percent, 2.0 percent, and 1.5 percent, respectively (source: University of Hawaii Economic Research Organization). Although the rate of inflation is expected to ease in 2007 from higher-than-expected levels in 2006, it may have a dampening effect on real economic growth. Nevertheless, with an expectation of a stable, but modestly growing economy, A&B expects continued good performance in 2007 as it explores additional growth opportunities.

         The Company's long-term strategic intent is to expand its real estate segment through an active real estate investment program, including land acquisitions, development of new and current projects, joint ventures, and effective maintenance of income-producing properties. In the ocean transportation segment, growth will be influenced by various initiatives, which include the expansion of Matson Integrated Logistics ("MIL"), extension of cross-selling opportunities between MIL and Matson, and the margin growth of Matson's expedited service from China. In the Agribusiness segment, growth opportunities include the expansion of Agribusiness' specialty sugar products, but may also include various energy initiatives, which are in the early stages of evaluation.

         Real Estate - Leasing: The Company's lease portfolio consists of high-quality properties in attractive locations, generates approximately 50 percent of the Company's real estate income, and together with real estate sales segment assets, comprises 36 percent of consolidated identifiable assets. These properties are well diversified by geography, asset class, and tenant profile, which provides protection against location-specific downturns. In addition, the lease portfolio serves to mitigate the effect of potential slowdowns in the development activities of the Company's business. Occupancy at year-end averaged 98 percent for Mainland properties and 98 percent for Hawaii properties. Although these near-record occupancies cannot be sustained indefinitely, the Company expects steady performance in 2007 as it continues to expand its leased portfolio and improve the performance of its properties through re-tenanting and property repositioning. In addition, in the Hawaii market, where current market vacancy rates are at or near historic lows of 2.3 percent, 7.0 percent and 2.2 percent for industrial, office, and retail properties, respectively, the Company expects continued strength in its lease rate structure.

         Real Estate - Sales: The Company's development activities, which are primarily concentrated in Hawaii, consist of a diversified "pipeline" of property types, including, but not limited to: primary residential condominiums, primary residential single or multi-family homes, resort residential housing, office and industrial condominiums, commercial properties, and raw and improved land.

         In the primary residential market, which includes single family homes and condominiums, the rapid rise in sales prices leveled off in the second half of 2006. Traditional measures of market strength and depth, such as sales volume, inventory of homes for sale, and the number of days on market, have weakened. Despite these recent trends, median year-over-year sales prices for single family homes and condominiums on the island of Oahu were up 6.8 percent and 15.2 percent in 2006, respectively. To mitigate risk in its real estate portfolio, the Company adheres to disciplined underwriting, which may include self-imposed pre-sale or pre-leasing requirements, phased development, and joint ventures with third-parties.

         In 2007, the Company expects continued growth, driven by the completion of existing development pipeline projects, sales of owned real estate, and opportunistic acquisitions. The Company also will continue to pursue its strategy of identifying and developing projects that are longer-term in nature that create stable income and profit streams while providing additional diversification of its portfolio.

         One of the Company's largest long-term projects is Kukui'ula, a 1,000-acre resort residential joint venture project on the island of Kauai, which is a premier destination development being built in partnership with an affiliate of DMB Associates, Inc. over a 10-15 year time horizon. While 2006 sales activity did not meet original expectations due to permitting delays and recent market conditions, the prospects for the development remain favorable. Sales of lots commenced in late 2006 and the Company expects closings to continue for several years as the property is developed and sold. The contribution to profit from this development in the near-term will be limited, since the joint venture will be required to apply the percentage-of-completion method of accounting for revenue recognition. However, from a cash flow perspective, the joint venture will receive the full benefit generated from the sales of its lots, which enable it to fund significant future construction activities, thereby reducing partner capital requirements.

         Other long-term projects in the pipeline include the Wailea Resort development lands, and the Waiawa project, a master-planned community for primary housing in central Oahu that is being developed in a joint venture with Gentry Investment Properties.

         Progress at other key residential developments, including Keola La'i in Honolulu, Kai Malu at Wailea on Maui, and Port Allen in Kauai, continues to be positive and will generate earnings for the Company over the next two years. A&B also will continue to pursue similar projects with a 3-5 year return horizon to complement its current slate of properties.

         Transportation: In 2006, Matson completed its transition from its APL alliance service to the startup of a new China service. Matson's performance to date in China has been strong, and Matson was recently recognized by Drewry Shipping Consultants as the world's best on-time carrier. It is upon this foundation, coupled with its core logistics expertise that the Company believes it can create an expedited shipping service from China that will first serve to distinguish Matson from a highly competitive field, and second, provide an improved rate structure in the future.

         Performance in the Hawaii Service will continue to be influenced by the strength of Hawaii's economy as well as Matson's competitors, in both the container and auto segments. In March 2005, a new dedicated automobile and truck carrier began bi-weekly roll-on, roll-off (ro-ro) service from California to Hawaii. The operator targeted automobiles, buses, trucks and other rolling stock, and has had success in 2006 in securing new accounts for the carriage of westbound automobiles. The impact from the addition of this competitor has been mitigated by Matson's service enhancements and successful contract extensions with major accounts in 2005 and throughout 2006. Through conversion of one of its C-9 class ships, Matson expects to add additional ro-ro capacity in 2007 to improve its throughput and productivity related to auto carriage. In addition, Horizon Lines will add capacity to its Hawaii container service starting in the second quarter of 2007. The additional container capacity is estimated at 6 to 7 percent of the total market.

         Matson Integrated Logistics is expected to continue growing through the capture of new business opportunities, extension of its product offerings, and expansion of its service area coverage. To extend its national footprint, MIL may take advantage of opportunistic acquisitions in the highly fragmented intermodal and truck brokerage sectors. Additionally, MIL will explore supply chain opportunities at all of its network nodes throughout the coming year.

         Agribusiness: A&B, through its Hawaiian Commercial & Sugar ("HC&S") operations on Maui, produces approximately 75 to 80 percent of the sugar grown in Hawaii. The commodity-based industry poses specific challenges, including revenue enhancement and cost containment. While agriculture remains the best and highest use for much of the Company's land, declining margins in this segment may impact future profitability. In 2006, the Company commenced construction of new facilities to expand its specialty sugar production, distribution and marketing capabilities. The Company expects these investments to produce favorable results as early as 2007, and it is encouraged by the growing market demand in this higher-margin, high-growth segment of the food processing industry. In addition, the Company is evaluating the expansion of its energy production capacity (ethanol and electricity) through the use of cane juice and leaves from the sugar cane plant. Although the Company has not completed its evaluation, the Company did conclude in 2006 that production of ethanol from available molasses alone is not economically feasible.

         In addition to the economic and market information presented above, there are two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization (UHERO) and the state's Department of Business, Economic Development & Tourism (DBEDT). For more information please refer to the websites of these organizations at www.uhero.hawaii.edu and www.hawaii.gov/dbedt/info/economic, respectively.

OTHER MATTERS

         Management Changes: The following management changes occurred during 2006 and through February 16, 2007:

         Charles M. Stockholm retired as non-executive chairman of the boards of A&B and Matson effective April 27, 2006.

         W. Allen Doane was named chairman of the boards of A&B and Matson effective April 28, 2006. Mr. Doane is also president and chief executive officer of A&B.

         Christopher J. Benjamin was named treasurer of A&B effective May 1, 2006, and continues in the positions of senior vice president and chief financial officer of A&B.

         Tim Reid was named assistant treasurer of A&B effective May 1, 2006.

         Thomas A. Wellman resigned as vice president, treasurer, and controller of A&B effective May 1, 2006.

         Paul K. Ito was promoted to controller of A&B effective May 1, 2006.

         Ruthann S. Yamanaka resigned as vice president, human resources of A&B, effective May 13, 2006.

         John B. Kelley, vice president, investor relations of A&B, passed away on May 24, 2006.

         Kevin L. Halloran was named director of corporate finance and investor relations of A&B, effective October 11, 2006.

         Son-Jai Paik was named vice president, human resources of A&B, effective January 1, 2007.

         Allan D. Darling was named director, internal audit of A&B, effective January 22, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         A&B, in the normal course of doing business, is exposed to the risks associated with fluctuations in the market value of certain financial instruments. A&B maintains a portfolio of investments, pension fund investments and, through its Capital Construction Fund, an investment in mortgage-backed securities. Details regarding these financial instruments are described in Notes 1, 3, 4, 6 and 9 to the Consolidated Financial Statements.

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

         In February 2005, Matson entered into a right of first refusal agreement with Aker Philadelphia Shipyard, which provides that, subsequent to the delivery of the MV Maunalei, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party's proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price. Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount. The right of first refusal was accounted for as a derivative under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The amount recorded was not material. Other than the right of first refusal, the Company had no other derivative financial instruments outstanding as of December 31, 2006 or 2005.

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

         The Company's fixed rate debt consists of $345 million in principal term notes. The Company's variable rate debt consists of $97 million in principal term notes. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate risk and the resulting changes in fair value would not have a significant impact on the fixed rate borrowings unless the Company was required to refinance such debt.

         The following table summarizes A&B's debt obligations at December 31, 2006, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

                                   Expected Fiscal Year of Repayment as of December 31, 2006 (dollars in millions)
                          --------------------------------------------------------------------------------------------------
                                                                                                            Fair Value at
                                                                                                             December 31,
                            2007       2008      2009       2010       2011      Thereafter      Total           2006
                            ----       ----      ----       ----       ----      ----------      -----           ----

Fixed rate                  $    31    $   32    $    32    $    31    $    27    $   192         $   345       $   336
Average interest rate         5.33%     5.27%      5.21%      5.15%      5.19%      5.21%           5.23%
Variable rate               $    10    $   --    $    --    $    --    $     8    $    79         $    97       $    97
Average interest rate         5.87%        --         --         --      5.86%      5.87%           5.87%

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

         A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that this affects tourism in Hawaii. Additionally, transactions related to its China Service that commenced in February 2006, are primarily denominated in U.S. dollars, and therefore, the Company's foreign currency exposure is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                         Page

         Management's Annual Report on Internal Control Over
         Financial Reporting............................................  52
         Report of Independent Registered Public Accounting Firm........  53
         Consolidated Statements of Income..............................  54
         Consolidated Statements of Cash Flows..........................  55
         Consolidated Balance Sheets....................................  56
         Consolidated Statements of Shareholders' Equity................  57
         Notes to Consolidated Financial Statements
            1.       Summary of Significant Accounting Policies.........  58
            2.       Discontinued  Operations...........................  65
            3.       Impairment and Disposal of Investments.............  65
            4.       Investments in Affiliates..........................  65
            5.       Property ..........................................  68
            6.       Capital Construction Fund..........................  68
            7.       Notes Payable and Long-Term Debt...................  69
            8.       Leases   ..........................................  71
            9.       Employee Benefit Plans.............................  72
            10.      Income Taxes.......................................  77
            11.      Stock Options and Non-Vested Stock.................  79
            12.      Commitments, Guarantees and Contingencies..........  83
            13.      Industry Segments..................................  86
            14.      Quarterly Information (Unaudited)..................  88
            15.      Parent Company Condensed Financial Information.....  90
            16.      Related Party Transactions.........................  93



MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective. The Company's independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management's assessment of the Company's internal control over financial reporting. That report appears on page 53 of this Form 10-K.


/s/ W. Allen Doane                             /s/ Christopher J. Benjamin
W. Allen Doane                                 Christopher J. Benjamin
Chairman, President and                        Senior Vice President, Chief
Chief Executive Officer                        Financial Officer and Treasurer
February 23, 2007                              February 23, 2007


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alexander & Baldwin, Inc.:

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management's assessment, included in the accompanying "Management Report--Management's Annual Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment, and as of December 31, 2006, the Company adopted a new accounting standard for the reporting of defined benefit pensions and other post retirement plans, SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R).


/s/ Deloitte & Touche
Honolulu, Hawaii
February 23, 2007



                            ALEXANDER & BALDWIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In millions, except per-share amounts)

                                                                               Year Ended December 31,
                                                                         2006           2005           2004
                                                                         ----           ----           ----
Operating Revenue:
   Ocean transportation                                               $    936        $    873       $    846
   Logistics services                                                      444             432            377
   Property leasing                                                         95              79             71
   Property sales                                                            8              98             81
   Agribusiness                                                            124             121            111
                                                                      --------        --------       --------
     Total operating revenue                                             1,607           1,603          1,486
                                                                      --------        --------       --------
Operating Costs and Expenses:
   Cost of ocean transportation services                                   754             673            668
   Cost of logistics services                                              395             390            345
   Cost of property sales and leasing services                              46             105             78
   Cost of agricultural goods and services                                 118             110            105
   Selling, general and administrative                                     146             140            128
   Impairment loss for operating investment                                 --               2             --
                                                                      --------        --------       --------
     Total operating costs and expenses                                  1,459           1,420          1,324
                                                                      --------        --------       --------
Operating Income                                                           148             183            162
Other Income and (Expense)
   Gain on insurance settlement                                             --               5             --
   Equity in income of real estate affiliates                               14               3              3
   Interest income                                                           6               5              4
   Interest expense, net of amounts capitalized                            (15)            (13)           (13)
                                                                      --------        --------       --------
Income From Continuing Operations Before Income Taxes                      153             183            156
   Income taxes                                                             57              69             59
                                                                      --------        --------       --------
Income From Continuing Operations                                           96             114             97
   Income from discontinued operations, net of income taxes (see
    Note 2)                                                                 26              12              4
                                                                      --------        --------       --------
Net Income                                                            $    122        $    126       $    101
                                                                      ========        ========       ========

Basic Earnings per Share of Common Stock:
   Continuing operations                                              $   2.22        $   2.63       $   2.27
   Discontinued operations                                                0.62            0.26           0.10
                                                                      --------        --------       --------
   Net income                                                         $   2.84        $   2.89       $   2.37
                                                                      ========        ========       ========
Diluted Earnings per Share of Common Stock:
   Continuing operations                                              $   2.20        $   2.60       $   2.24
   Discontinued operations                                                0.61            0.26           0.09
                                                                      --------        --------       --------
   Net income                                                         $   2.81        $   2.86       $   2.33
                                                                      ========        ========       ========

Average Number of Shares Outstanding                                      43.2            43.6           42.6
Average Number of Dilutive Shares Outstanding                             43.6            44.0           43.2



See notes to consolidated financial statements.





                            ALEXANDER & BALDWIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In millions)

                                                                                            Year Ended December 31,
                                                                                     2006            2005             2004
                                                                                     ----            ----             ----
Cash Flows from Operating Activities:
    Net income                                                                    $   122          $   126         $   101
    Adjustments to reconcile net income to net cash
        provided by operations:
     Depreciation and amortization                                                     85               84              80
     Deferred income taxes                                                             40               68             (11)
     Gains on disposal of assets                                                      (49)             (30)            (12)
     Share-based expense                                                               10               --              --
     Equity in income of affiliates, net of distributions                               1              (17)             (9)
     Write-down of long-lived assets and  investments                                  --                2              --
    Changes in assets and liabilities:
     Accounts and notes receivable                                                      5                5             (21)
     Inventories                                                                       (1)              (4)              1
     Prepaid expenses and other assets                                                (35)              (8)            (14)
     Deferred dry-docking costs                                                        (6)              (1)              9
     Liability for benefit plans                                                        6               (1)              3
     Accounts and income taxes payable                                                (28)              39              26
     Other liabilities                                                                 21                4              20
    Real Estate Developments Held for Sale:
        Real estate inventory sales                                                     4               45              30
        Expenditures for new real estate inventory                                    (69)             (34)            (30)
                                                                                  -------          -------         -------
            Net cash provided by operations                                           106              278             173
                                                                                  -------          -------         -------
Cash Flows from Investing Activities:
    Capital expenditures for property and developments                               (281)            (231)           (151)
    Receipts from disposal of income-producing
        property, investments and other assets                                         61               25              22
    Deposits into Capital Construction Fund                                           (66)            (219)             (2)
    Withdrawals from Capital Construction Fund                                        159              150             142
    Payments for purchases of investments                                             (40)             (32)            (39)
    Proceeds from sale and maturity of investments                                     43                2               7
                                                                                  -------          -------         -------
            Net cash used in investing activities                                    (124)            (305)            (21)
                                                                                  -------          -------         -------
Cash Flows from Financing Activities:
    Proceeds from issuance of long-term debt                                          217              104              56
    Payments of long-term debt and deferred financing costs                          (102)             (27)           (158)
    Payments of short-term borrowings - net                                            --               (7)             --
    Repurchases of capital stock                                                      (72)              --              (2)
    Proceeds from issuance of capital stock, including excess tax benefit               5               11              26
    Dividends paid                                                                    (42)             (39)            (38)
                                                                                  -------          -------         -------
            Net cash provided by (used in) financing activities                         6               42            (116)
                                                                                  -------          -------         -------
Cash and Cash Equivalents:
    Net increase for the year                                                         (12)              15              36
    Balance, beginning of year                                                         57               42               6
                                                                                  -------          -------         -------
    Balance, end of year                                                          $    45          $    57         $    42
                                                                                  =======          =======         =======
Other Cash Flow Information:
    Interest paid                                                                 $   (20)         $   (17)        $   (14)
    Income taxes refunded (paid), net                                             $   (49)         $     3         $   (61)
Non-cash Activities:
    Debt assumed in real estate purchase                                          $    --          $    11              --
    Tax-deferred property sales                                                   $    60          $    55              --
    Tax-deferred property purchases                                               $   (49)         $   (28)             --



See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In millions, except per-share amount)

                                                                                               December 31
                                                                                         2006               2005
                                                                                         ----               ----
                                     ASSETS

Current Assets
    Cash and cash equivalents                                                        $      45          $      57
    Accounts and notes receivable, less allowances of $14 for each year                    178                177
    Sugar and coffee inventories                                                             7                  6
    Materials and supplies inventories                                                      12                 12
    Real estate held for sale                                                               --                  9
    Income taxes receivable                                                                  5                 --
    Deferred income taxes                                                                   10                 16
    Prepaid expenses and other assets                                                       28                 25
    Accrued withdrawal (deposit), net to Capital Construction Fund                          --                  1
                                                                                     ---------          ---------
            Total current assets                                                           285                303
Investments in Affiliates                                                                  149                154
Real Estate Developments                                                                   147                 71
Property - net                                                                           1,499              1,289
Capital Construction Fund                                                                    1                 93
Benefit Plan Assets                                                                         56                 68
Other Assets                                                                               114                 93
                                                                                     ---------          ---------
            Total                                                                    $   2,251          $   2,071
                                                                                     =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
    Notes payable and current portion of long-term debt                              $      41          $      31
    Accounts payable                                                                       136                134
    Payrolls and vacation due                                                               18                 19
    Uninsured claims                                                                        12                 16
    Income taxes payable                                                                    --                 12
    Liability for benefit plans -- current portion                                           3                  3
    Accrued and other liabilities                                                           47                 39
                                                                                     ---------          ---------
            Total current liabilities                                                      257                254
                                                                                     ---------          ---------
Long-term Liabilities
    Long-term debt                                                                         401                296
    Deferred income taxes                                                                  442                415
    Liability for benefit plans                                                             52                 47
    Uninsured claims and other liabilities                                                  72                 45
                                                                                     ---------          ---------
            Total long-term liabilities                                                    967                803
                                                                                     ---------          ---------
Commitments and Contingencies
Shareholders' Equity
    Capital stock - common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding,
        42.6 million shares in 2006 and 44.0 million shares in 2005                         35                 36
    Additional capital                                                                     179                175
    Accumulated other comprehensive loss                                                   (19)                (7)
    Deferred compensation                                                                   --                 (6)
    Retained earnings                                                                      843                827
    Cost of treasury stock                                                                 (11)               (11)
                                                                                     ---------          ---------
            Total shareholders' equity                                                   1,027              1,014
                                                                                     ---------          ---------
            Total                                                                    $   2,251          $   2,071
                                                                                     =========          =========



See notes to consolidated financial statements.



                            ALEXANDER & BALDWIN, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2006
                     (In millions, except per-share amounts)


                                           Capital Stock                           Accumulated
                                -----------------------------------                   Other
                                     Issued           In Treasury                    Compre-
                                ----------------    ---------------                  hensive   Deferred
                                          Stated                       Additional     Income    Compen-    Retained
                                Shares    Value     Shares     Cost     Capital       (Loss)    sation     Earnings     Total
                                ------    -----     ------     ----     -------       ------    ------     --------     -----

Balance, December 31, 2003        46.0      $  35      3.8    $  (12)      $ 112     $   (8)        --      $   684     $   811
Net income                          --         --      --         --          --         --         --          101         101
Other comprehensive income,
  net of tax:
   Minimum pension liability
    (net of taxes of $1)            --         --       --        --          --         (2)        --           --          (2)
   Cash flow hedge                  --         --       --        --          --          1         --           --           1
                                                                                                                        -------
Total comprehensive income                                                                                                  100
                                                                                                                        -------
Shares repurchased                (0.1)        --       --        --          --         --         --           (2)         (2)
Stock options exercised - net      1.0         --       --        --          34         --         --           (4)         30
Shares issued - incentive plan     0.1         --     (0.1)        1           4         --      $  (2)          --           3
Dividends ($0.90 per share)         --         --       --        --          --         --         --          (38)        (38)
                                 -----      -----      ---    ------       -----     ------      -----      -------     -------
Balance, December 31, 2004        47.0         35      3.7       (11)        150         (9)        (2)         741         904

Net income                          --         --       --        --          --         --         --          126         126
Other comprehensive income,
  net of tax:
   Minimum pension liability
    (net of taxes of $1)            --         --       --        --          --          2         --           --           2
                                                                                                                        -------
Total comprehensive income                                                                                                  128
                                                                                                                        -------
Stock options exercised - net      0.6          1       --        --          17         --         --           (1)         17
Shares issued - incentive plan      --         --     (0.1)       --           8         --         (6)          --           2
Share-based compensation            --         --       --        --          --         --          2           --           2
Dividends ($0.90 per share)         --         --       --        --          --         --         --          (39)        (39)
                                 -----      -----      ---    ------       -----     ------      -----      -------     -------
Balance, December 31, 2005        47.6         36      3.6       (11)        175         (7)        (6)         827       1,014

Net income and  other
comprehensive income                --         --       --        --          --         --         --          122         122
Shares repurchased                (1.7)        (1)      --        --          (7)        --         --          (64)        (72)
Stock options exercised - net      0.1         --       --        --           5         --         --           --           5
Shares issued - incentive plan     0.2         --       --        --           2         --         --           --           2
Share-based compensation            --         --       --        --          10         --         --           --          10
Adjustment to initially
  adopt SFAS No. 123R               --         --       --        --          (6)        --          6           --          --
Adjustment to initially
  adopt SFAS No. 158, net of        --         --       --        --          --        (12)        --           --         (12)
  tax
Dividends ($0.975 per share)        --         --       --        --          --         --         --          (42)        (42)
                                 -----      -----      ---    ------       -----     ------      -----      -------     -------
Balance, December 31, 2006        46.2      $  35      3.6    $  (11)      $ 179     $  (19)     $  --      $   843     $ 1,027
                                ======      =====      ===    ======       =====     ======      =====      =======     =======




See notes to consolidated financial statements.


ALEXANDER & BALDWIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: Founded in 1870, Alexander & Baldwin, Inc. ("A&B") is incorporated under the laws of the State of Hawaii. A&B operates primarily in three industries: Transportation, Real Estate and Agribusiness. These industries are described below:

         Transportation - carrying freight, primarily between various U.S. Pacific Coast, Hawaii, Guam, other Pacific island, and China ports; chartering vessels to third parties; arranging domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload and expedited/air freight services; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

         Real Estate - purchasing, developing, selling, managing, leasing, and investing in commercial (including retail, office and industrial) and residential properties in Hawaii and on the U.S. mainland.

         Agribusiness - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and, generating and selling, to the extent not used in factory operations, electricity.

         Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly-owned and controlled subsidiaries (the "Company"), after elimination of significant intercompany amounts.

         Risks and Uncertainties: Factors that could adversely impact the Company's operations or financial results include, but are not limited to, the following: increased competition; strikes or work stoppages; increased cost of energy; changes in laws and regulations relating to the Company's business; unfavorable economic and political conditions in domestic or international markets; litigation or legal proceedings; adverse weather conditions; changes in the legal and regulatory environment; changes in accounting and taxation standards, including an increase in tax rates; an inability to achieve the Company's overall long-term goals; an inability to protect the Company's information systems; future impairment charges; and global or regional catastrophic events.

         Investments in Affiliates: Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary that absorbs the majority of the expected losses, or receives a majority of the expected residual returns, or both, of a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN
46R).

         Segment Information: The Company has five operating segments in three industries: Transportation, Real Estate, and Agribusiness. The Transportation industry is comprised of ocean transportation and integrated logistics service segments. The Real Estate industry is comprised of real estate leasing and real estate sales segments. The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. For purposes of certain segment disclosures, such as identifiable assets, the Company's development activities are included with the real estate sales segment. Additional information regarding these segments is found in Note 13.

         Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) revenue recognition for long-term real estate developments, (iii) self-insured liabilities, (iv) cash flow scenarios related to unconsolidated investments, (v) share-based compensation, and (vi) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

         Cash and Cash Equivalents: Cash equivalents are composed of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $9 and $27 million at December 31, 2006 and 2005, respectively, and are reflected as current liabilities in the Consolidated Balance Sheets.

         Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company's long-term debt at December 31, 2006 was $442 million and $433 million, respectively.

         Allowances for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to "Accounts and notes receivable," for the three years ended December 31, 2006 were as follows (in millions):

                   Balance at                        Write-offs       Balance at
                Beginning of year      Expense       and Other       End of Year
                -----------------      -------       ---------       -----------

  2004               $  12              $   6          $  (4)            $  14
  2005               $  14              $   5          $  (5)            $  14
  2006               $  14              $   2          $  (2)            $  14

         Inventories: Raw sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Other inventories, composed principally of materials and supplies, are stated at the lower of cost (principally average cost) or market value.

         Dry-docking: Under U.S. Coast Guard rules, administered through the American Bureau of Shipping's alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service. Vessels must undergo regular inspection, monitoring and maintenance, referred to as "dry-docking," to maintain the required operating certificates. These dry-docks occur on scheduled intervals ranging from two to five years, depending on the vessel age. Because the dry-docks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements, the costs of these scheduled dry-docks are deferred and amortized until the next regularly scheduled dry-dock period. Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. Deferred amounts are included on the Consolidated Balance Sheets in other non-current assets. Amortized amounts are charged to operating expenses in the Consolidated Statements of Income. Changes in deferred dry-docking costs are included in the Consolidated Statements of Cash Flows in Cash Flows from Operating Activities.

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

         Depreciation: Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

                   Classification               Range of Life (in years)
                   --------------               ------------------------

       Buildings                                        10 to 40
       Vessels                                          10 to 40
       Marine containers                                 2 to 15
       Terminal facilities                               3 to 35
       Machinery and equipment                           3 to 35
       Utility systems and other                         5 to 50
       Coffee orchards                                     20

         In 2006, Matson extended the useful life of certain of its vessels based on extensive modifications and improvements that extended the useful lives of these vessels. The increase in the useful life of the vessels resulted in a reduction in depreciation expense of $2.5 million, on an after-tax basis, or $0.06 per diluted share in 2006.

         Real Estate Development: Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the Consolidated Balance Sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company's intent to either sell the completed asset or to hold it as an investment, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company's intention to sell the property or to retain ownership of the property as an investment following completion of construction.

         For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. These project-wide costs typically include land, grading, roads, water and sewage systems, landscaping and project amenities.

         Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences operations; this is typically when the investee has other-than-ancillary revenue generation. Total interest expense was $21 million, $17 million, and $15 million in 2006, 2005, and 2004, respectively. Capitalized interest was $6 million, $4 million, and $2 million in 2006, 2005, and 2004, respectively.

         Impairments of Long-Lived Assets: Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. A large portion of the Company's real estate is undeveloped land located in the State of Hawaii on the islands of Maui and Kauai. The cost basis of the Company's undeveloped land on Maui and Kauai, excluding the recently acquired Wailea property, is approximately $150 per acre, a value much lower than fair value.

         Goodwill and Intangible Assets: Goodwill and intangibles are recorded on the Balance Sheets as other non-current assets. Goodwill and intangible assets relate to the acquisition of certain assets, obligations, and contracts of two logistic service entities in 2003 and 2004. The purchase agreements included earnout provisions based on EBITDA through 2009. The Company reviews goodwill for potential impairment on an annual basis, or more frequently if indications of impairment exist. Intangible assets are reviewed for impairment whenever events or changes in circumstances would indicate the carrying amount of the intangible asset(s) may not be recoverable.

The changes in the carrying amount of goodwill and intangible assets for the years ended December 31, 2006 and 2005 were as follows (in millions):

                                                                  Intangible
                                                    Goodwill         Assets
                                                    --------      ----------
   Balance, December 31, 2004                       $     3         $     5
   Additions                                              2               1
   Amortization                                          --              (1)
                                                    -------         -------
   Balance, December 31, 2005                             5               5
   Additions                                              4              --
   Amortization                                          --              (1)
                                                    -------         -------
   Balance, December 31, 2006                       $     9         $     4
                                                    =======         =======

         Revenue Recognition: The Company has a wide range of revenue types, including, for example, rental income, property sales, shipping revenue, intermodal and logistics revenue and sales of raw sugar, molasses and coffee. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

         Voyage Revenue Recognition: Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period, commonly referred to as the "percentage of completion" method. Voyage expenses are recognized as incurred.

         Logistics Services Revenue and Cost Recognition: The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the "percentage of completion" method. The Company reports revenue on a gross basis following the guidance in Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

         Real Estate Sales Revenue Recognition: Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate down payments have been received, and collection of remaining balances is reasonably assured. For development projects, including Kukui'ula, that have material continuing post-closing involvement and for which total revenue and capital costs are estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the subject property. This generally results in a stabilized gross margin percentage, but requires judgments and estimates.

         Real Estate Leasing Revenue Recognition: Rental revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as "rent holidays"). Differences between revenue recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been removed (i.e., sales thresholds have been achieved).

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

         Agricultural Costs: Costs of growing and harvesting sugar cane are charged to the cost of inventory in the year incurred and to cost of sales as raw sugar is delivered to the cooperative of Hawaiian producers, as permitted by Statement of Position No. 85-3, "Accounting by Agricultural Producers and Agricultural Cooperatives." Costs of growing coffee, excluding orchard development costs, are charged to inventory in the year incurred and to cost of sales as coffee is sold.

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

         Accounting Method for Share-Based Compensation: On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No.
123R) using the modified prospective method. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under Accounting Principles Board ("APB") Opinion No. 25, which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no share-based compensation expense for stock option grants was reflected in net income since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 would have been as follows (in millions, except per-share amounts):

                                                 2005              2004
                                                 ----              ----
Net Income:
  As reported                                  $   126           $   101
  Share-based compensation
     expense determined under fair
     value based method for all
     awards, net of related tax effects             (2)               (2)
                                               -------           -------
  Pro forma                                    $   124           $    99
                                               =======           =======

Net Income Per Share:
  Basic, as reported                           $  2.89           $  2.37
  Basic, pro forma                             $  2.85           $  2.33
  Diluted, as reported                         $  2.86           $  2.33
  Diluted, pro forma                           $  2.82           $  2.30

The Company's various stock option plans are more fully described in Note 11.

         Basic and Diluted Earnings per Share of Common Stock: Basic earnings per Share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised options to purchase the Company's stock and non-vested stock. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million shares of common stock for the year ended December 31, 2006. These amounts were excluded because the options' exercise prices were greater than the average market price of the Company's common stock for the periods presented and, therefore, the effect would be anti-dilutive. The anti-dilutive shares for 2005 and 2004 were not significant.

                                                2006        2005        2004
                                                ----        ----        ----
  Effect on average shares outstanding of
  assumed exercise of stock options (in
  millions of shares):
   Average number of shares
   outstanding                                  43.2        43.6        42.6
  Effect of dilutive securities:
   outstanding stock options and
   non-vested stock                              0.4         0.4         0.6
                                                ----        ----        ----
  Average number of shares
   outstanding after effect of
   dilutive securities                          43.6        44.0        43.2

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

         Derivative Financial Instruments: The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company's use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2006 and 2005, there were no material derivative instruments held by the Company.

         Comprehensive Income: Comprehensive Income includes all changes in Stockholders' Equity, except those resulting from capital stock transactions. Other Comprehensive Income (Loss) includes gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 7).

         Environmental Costs: Environmental expenditures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be estimated. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as "held for sale." The amounts of capitalized environmental costs were not material at December 31, 2006 or 2005.

         Self-Insured Liabilities: The Company is self-insured for certain losses that include, but are not limited to, employee health, workers' compensation, general liability, real and personal property, and real estate construction defect claims. However, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties. Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company's self-insured liabilities.

         Impact of Recently Issued Accounting Standards: On July 13, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The new interpretation will be effective for fiscal years beginning after December 15, 2006. The Company will adopt this interpretation on January 1, 2007. Although the Company has not completed its evaluation, the adoption of FIN 48 is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         On September 15, 2006, the FASB issued SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         The Company adopted SFAS No. 158 ("SFAS No. 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" as of December 31, 2006, as required. This standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. Note 9 provides additional information about the impact resulting from the adoption of SFAS No. 158.

         In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheets and statements of operations and the related financial statement disclosures. The Company adopted SAB 108 as of December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

         Rounding: Amounts in the Consolidated Financial Statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on un-rounded amounts. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.       DISCONTINUED OPERATIONS

         During 2006, the sales of two retail centers in Phoenix, Arizona, for approximately $36 million, an office building on Maui, for approximately $16 million, a retail center in Kailua-Kona on the island of Hawaii for approximately $27 million, and several commercial parcels in Hawaii were included in discontinued operations.

         During 2005, the sales of two office buildings in Honolulu for $26 million, one warehouse/distribution complex in Ontario, California, for $18 million, one service center/warehouse complex, consisting of three buildings in San Antonio, Texas, for $6 million, and the fee interest in a parcel in Maui were considered discontinued operations. Additionally, the revenue and expenses of an office building in Wailuku, Maui and three parcels on Maui had been classified as discontinued operations even though the Company had not sold the properties by the end of 2005. The three parcels were sold in January 2006 and the office building in Maui was sold in March 2006.

         During 2004, the sale of a Maui property was classified as a discontinued operation. In addition, two office and one light industrial property met the criteria for classification as discontinued operations even though the Company had not sold the property by the end of 2004. Two of these properties were sold in January 2005.

         The revenue, operating profit, income tax expense and after-tax effects of these transactions for the three years ended December 31, 2006, were as follows (in millions, except per share amounts):

                                           2006            2005         2004
                                           ----            ----         ----

Sales Revenue                             $    90        $    50       $     1
Leasing Revenue                           $     4        $    10       $    12
Sales Operating Profit                    $    40        $    14       $     2
Leasing Operating Profit                  $     3        $     5       $     4
Income tax expense                        $    17        $     7       $     2
Income from Discontinued Operations       $    26        $    12       $     4
Basic Earnings Per Share                  $  0.62        $  0.26       $  0.10
Diluted Earnings Per Share                $  0.61        $  0.26       $  0.09

         The results of operations from these properties in prior years were reclassified from continuing operations to discontinued operations to conform to the current year's accounting treatment. Consistent with the Company's intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

3.       IMPAIRMENT AND DISPOSAL OF INVESTMENTS

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

4.       INVESTMENTS IN AFFILIATES

         At December 31, 2006 and 2005, investments consisted principally of equity in limited liability companies, each of which was accounted for following the equity method of accounting because either: (i) the entity was not within the scope of FASB Interpretation No. 46 (revised December 2003) "Consolidation of Variable Interest Entities" ("FIN 46R"), as amended, (ii) the entity was not determined to be a variable interest entity ("VIE"), or (iii) the Company was not determined to be the primary beneficiary. These investments are summarized, by industry, as follows (in millions):

                                                   2006            2005
                                                   ----            ----
          Equity in Affiliated Companies:
                Real Estate                      $    99         $   114
                Transportation                        50              40
                                                 -------         -------
          Total Investments                      $   149         $   154
                                                 =======         =======

         Operating results include the Company's proportionate share of income
(loss) from its equity method investments. A summary of financial information for the Company's equity method investments by industry is as follows (in millions):

                                                                        December 31,
                                                         2006                                  2005
                                                         ----                                  ----

                                            Real Estate      Transportation       Real Estate      Transportation
                                            -----------      --------------       -----------      --------------
         Current assets                        $   93            $    56             $   309            $    58
         Noncurrent assets                        235                123                 128                 81
                                               ------            -------             -------            -------
             Total assets                      $  328            $   179             $   437            $   139
                                               ======            =======             =======            =======

         Current liabilities                   $   86            $    46             $   245            $    36
         Noncurrent liabilities                    43                  5                  14                  3
                                               ------            -------             -------            -------
             Total liabilities                 $  129            $    51             $   259            $    39
                                               ======            =======             =======            =======



                                                                                  Year Ended December 31,
                                                                              2006           2005          2004
                                                                              ----           ----          ----
         Real Estate:
           Operating revenue                                                 $  311         $    8        $     6
           Operating costs and expenses                                         248              1              4
                                                                             ------         ------        -------
           Operating income                                                  $   63         $    7        $     2
                                                                             ======         ======        =======

         Transportation:
           Operating revenue                                                 $  501         $  486        $   384
           Operating costs and expenses                                         477            449            371
                                                                             ------         ------        -------
           Operating income                                                  $   24         $   37        $    13
                                                                             ======         ======        =======

         In addition to the investments described above, the Company formerly held ownership interests in C&H (that was sold in August 2005) and Sea Star Line, LLC ("Sea Star") (that was sold in August 2004). Prior to the sale of C&H, the Company recorded, in 2005, a loss of $2 million to write down the investment to the value expected to be received upon its ultimate disposition. Matson's sale of its 19.5 percent investment in Sea Star for approximately $7 million resulted in a gain of approximately $1 million in 2004.

         Real Estate: In 2006, the Company and its real estate subsidiaries had investments in ten joint ventures that operate and/or develop real estate. The Company does not have a controlling financial interest, as interpreted under FIN 46R, in any of these ventures and, accordingly, accounts for its investments in the real estate ventures using the equity method of accounting. A summary of the Company's principal investments is as follows:

         A) Bakersfield: In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the development of a 600,000 square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. The parcel was acquired in November 2006. The Company has a 50 percent voting interest in the venture.

         B) Bridgeport Marketplace: In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC and, in October 2005, the venture acquired 27.8 acres in Valencia, California. The final subdivision plan was recorded and includes the subdivision of the site to create a 5-acre parcel for dedication as a public park, a 7.3-acre parcel for sale to a church, and a 15.5-acre parcel for the development of a 126,600 square-foot retail center. The Company has a 50 percent voting interest in the venture.

         C) Centre Pointe Marketplace: In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC, and in April 2005, the venture acquired a 10.2-acre parcel for the planned development of a 104,700-square-foot retail center in Valencia, California. The Company has a 50 percent voting interest in the venture.

         D) Crossroads Plaza: In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the planned development of a 60,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land in Valencia, California. The property was acquired in August 2004. The Company has a 50 percent voting interest in the venture.

         E) Hokua: In July 2003, the Company entered into a joint venture with MK Management LLC, for the development of "Hokua at 1288 Ala Moana" ("Hokua"), a 40-story, 247-unit luxury residential condominium in Honolulu. The Company's original investment in the venture was $40 million. The 247 units closed in January 2006, resulting in the repayment of the Company's original investment and its income on its investment. The Company has a 50 percent voting interest in the venture.

         F) Kai Malu at Wailea: In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of a 150-unit duplex project on a 25-acre parcel in Wailea. Closings commenced in the fourth quarter of 2006 and are expected to be completed in 2008. The Company has a 50 percent voting interest in the venture.

         G) Ka Milo at Mauna Lani: In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc., NYSE:BHS, ("Brookfield") to develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the venture, and is planned for 37 single-family units and 100 duplex town-homes. The Company has a 50 percent voting interest in the venture.

         H) Kukui'ula: Kukui`ula is a 1,000-acre master planned resort residential community in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the development of Kukui`ula, which is planned to consist of approximately 1,200 high-end residential units. The Company has a 50 percent voting interest in the venture.

         I) Rye Canyon: In October 2004, the Company entered into a joint venture with Intertex Properties, LLC for the development of an office building on 5.4 acres of commercial-zoned land in Valencia, California. The property was acquired in 2004. Subsequently, the venture decided to sell the land for $4 million. The sale closed in January 2006.

         J) Waiawa: In August 2006, the Company entered into a joint venture with an affiliate of Gentry Investment Properties (Waiawa Development LLC) for the master development of 530 residential acres in Central Oahu. The Company has a 50 percent voting interest in the venture.

         Transportation: Matson, a wholly owned subsidiary of the Company, owns a 35 percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC ("SSAT"), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The "Cost of transportation services" included approximately $146 million, $137 million, and $130 million for 2006, 2005, and 2004, respectively, paid to this unconsolidated affiliate for terminal services.

         The Company's equity in earnings or (loss) of unconsolidated transportation affiliates of $13 million, $17 million and $6 million for 2006, 2005, and 2004, respectively, was included on the consolidated income statements with costs of transportation services because the affiliates are integrally related to the Company's ocean transportation operations since SSAT provides all terminal services to Matson for the U.S. West Coast and Sea Star was formed, in part, to charter vessels from the Company.

5.       PROPERTY

         Property on the Consolidated Balance Sheets includes the following (in millions):

                                                                     2006                2005
                                                                     ----                ----

           Vessels                                                $   1,145           $   1,000
           Machinery and equipment                                      572                 517
           Buildings                                                    412                 359
           Land                                                         156                 158
           Water, power and sewer systems                               105                 102
           Other property improvements                                   95                  86
                                                                  ---------           ---------
                   Total                                              2,485               2,222
           Less accumulated depreciation and amortization               986                 933
                                                                  ---------           ---------
                   Property - net                                 $   1,499           $   1,289
                                                                  =========           =========

6.       CAPITAL CONSTRUCTION FUND

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

         Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2006, the oldest CCF deposits date from 2006. Management believes that all amounts on deposit in the CCF at the end of 2006 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

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

         At December 31, 2006 and 2005, the balances on deposit in the CCF are summarized as follows (in millions):

                                                        2006                         2005
                                               ---------------------        ---------------------

                                               Amortized       Fair         Amortized        Fair
                                                 Cost          Value          Cost           Value
                                               ---------       -----        ---------        -----

Mortgage-backed securities                       $   1         $   1          $   1          $   1
Cash and cash equivalents                           --            --             93             93
Accrued (withdrawals)  deposits, net                --            --             (1)            (1)
                                                 -----         -----          -----          -----
Total                                            $   1         $   1          $  93          $  93
                                                 =====         =====          =====          =====

         Fair value of the mortgage-backed securities was determined based on identical or substantially similar security values. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $0.1 million in 2006, $0.1 million in 2005, and $0.4 million in 2004, on its investments in mortgage-backed securities. The fair values of the cash and cash equivalents, comprised principally of commercial paper and money market funds, are based on quoted market prices.

7.       NOTES PAYABLE AND LONG-TERM DEBT

         At December 31, 2006 and 2005, notes payable and long-term debt consisted of the following (in millions):

                                          2006              2005
                                          ----              ----
Revolving Credit loans,  5.58%           $    27          $    --
Title XI Bonds:
    5.27%, payable through 2029               51               53
    5.34%, payable through 2028               48               51
Term Loans:
   4.79%, payable through 2020                95              102
   6.00%, payable through 2015                70               --
   5.53%, payable through 2016                50               --
   4.10%, payable through 2012                35               35
   7.55%, payable through 2009                15               15
   7.42%, payable through 2010                11               14
   4.31%, payable through 2010                11               13
   6.20%, payable through 2013                11               11
   7.44%, payable through 2007                 7               15
   7.57%, payable through 2009                 6                8
   7.43%, payable through 2007                 5               10
                                         -------          -------
Total                                        442              327
Less current portion                          41               31
                                         -------          -------
Long-term debt                           $   401          $   296
                                         =======          =======

         Long-term Debt Maturities: At December 31, 2006, maturities of all long-term debt during the next five years and thereafter are $41 million in 2007, $32 million in 2008 and 2009, $31 million in 2010, $35 million in 2011, and $271 million thereafter.

         Revolving Credit Facilities: The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of a $225 million and $100 million facility for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate ("LIBOR") plus 0.225 percent, provided the Company maintains an S&P/Moody's rating of A-/A3 or better. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders' equity levels, minimum property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2006, $27 million was outstanding, $20 million in letters of credit had been issued against the facility, and $279 million remained available for borrowing. As of December 31, 2006, amounts drawn on this facility were classified as non-current because the Company had the ability and intent to refinance the balance on a long-term basis.

         The Company has a $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The facility expires on April 19, 2009 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. Under the facility, Prudential is committed to purchase three series of notes under three scheduled draws totaling $125 million, at rates ranging from 5.53 percent to 5.56 percent. In December 2006, the Company received $50 million that represents the first of three scheduled draws under the facility. The second and third draws will be received in March and June 2007 in the amounts of $50 million and $25 million, respectively. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the $325 million revolving senior credit facilities. At December 31, 2006, $164 million was available under the facility, including the additional $75 million that will be drawn in 2007 under the committed series of notes.

         Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. that expires in June 2015. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing in June 2007. The incremental borrowing rate for the facility is 0.225 percent over LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum net worth levels, minimum working capital levels, and maximum ratio of long-term debt to net worth. At December 31, 2006, $70 million was outstanding and $35 million remained available for borrowing.

         The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2006, including the scheduled $75 million to be drawn in 2007 under the Prudential $400 million facility, totaled $478 million.

         Title XI Bonds: In August 2004, Matson partially financed the delivery of the MV Maunawili with $55 million of 5.27 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds are payable in $1.1 million semiannual payments that commenced in March 2005.

         In September 2003, Matson partially financed the delivery of the MV Manukai with $55 million of 5.34 percent fixed-rate, 25-year term, Title XI bonds. These bonds are payable in $1.1 million semiannual payments that commenced in March 2004.

         Vessel Secured Term Debt: In May 2005, Matson entered into an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance (collectively and individually "Prudential") for $120 million. The agreement amended and superseded Matson's $65 million private shelf facility with Prudential that would have expired in June 2007, against which $15 million had been drawn and was outstanding at the date of the new agreement. Included in the agreement are Series A and Series B notes. Series A comprises the previously noted $15 million note and Series B comprises 15-year term notes totaling $105 million. Both series are secured by the MV Manulani, which was delivered to the Company in May 2005. The Series A note carries interest at 4.31 percent with $11.0 million currently outstanding. The Series B notes carry interest at 4.79 percent with $94.5 million currently outstanding.

         Real Estate Secured Term Debt: In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan, with an outstanding amount of $11.2 million at December 31, 2006, carries interest at 6.2 percent and matures in October 2013.

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

8.       LEASES

         The Company as Lessee: Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire through 2052. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $37 million, $38 million, and $29 million for the years ended December 31, 2006, 2005, and 2004, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under operating leases as of December 31, 2006 were as follows (in millions):

                                                       Operating
                                                         Leases
                                                       ---------

           2007                                         $    10
           2008                                               8
           2009                                               6
           2010                                               6
           2011                                               5
           Thereafter                                        35
                                                        -------
           Total minimum lease payments                 $    70
                                                        =======

         The Company as Lessor: The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2006 and 2005 were as follows (in millions):

                                                      2006              2005
                                                      ----              ----

      Leased property - transportation              $    --          $   158
      Leased property - real estate                     591              560
      Less accumulated depreciation                     (88)            (170)
                                                    -------          -------
      Property under operating leases--net          $   503          $   548
                                                    =======          =======

         Total rental income under these operating leases for the three years ended December 31, 2006 was as follows (in millions):

                                                       2006              2005              2004
                                                       ----              ----              ----

     Minimum rentals                                 $    74           $   112           $   109
     Contingent rentals (based on sales volume)            3                 3                 2
                                                     -------           -------           -------
     Total                                           $    77           $   115           $   111
                                                     =======           =======           =======

         Future minimum rentals on non-cancelable leases at December 31, 2006 were as follows (in millions):

                                             Operating
                                              Leases
                                             ---------

                     2007                    $    70
                     2008                         61
                     2009                         51
                     2010                         37
                     2011                         27
                     Thereafter                  107
                                             -------
                     Total                   $   353
                                             =======

9.       EMPLOYEE BENEFIT PLANS

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

         As of December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, as required. This standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. The incremental effect from the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:


                                                              As of December 31, 2006
                                                                   (in millions)
                                                        Before                       After
                                                     Application                  Application
                                                       of SFAS                      of SFAS
                                                       No. 158      Adjustments     No. 158
                                                     -----------    -----------   -----------

Benefit plan assets                                     $    70       $   (14)       $    56
Total assets                                              2,265           (14)         2,251
Liability for benefit plans - noncurrent                     50             2             52
Uninsured claims and other liabilities                       68             4             72
Deferred income taxes                                       450            (8)           442
Total long-term liabilities                                 969            (2)           967
Accumulated other comprehensive income                       (7)          (12)           (19)
Total shareholders' equity                                1,039           (12)         1,027
Total liabilities and shareholders' equity                2,265           (14)         2,251


         Asset Allocations, Investments and Plan Administration: The Company's weighted-average asset allocations at December 31, 2006 and 2005, and 2006 year-end target allocation, by asset category, were as follows:

                                              Target       2006         2005
                                              ------       ----         ----
Domestic equity securities                      60%         58%          59%
International equity securities                 10%         14%          14%
Debt securities                                 15%         11%          12%
Real estate                                     15%         12%          12%
Other and cash                                   --          5%           3%
                                               ----        ----         ----
  Total                                        100%        100%         100%
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

         Contributions are determined annually for each plan by the Company's pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 ("ERISA"), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2006 or 2005 to its defined benefit pension plans No contributions are expected to be required in 2007. The Company's funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

         In August 2006, the Pension Protection Act of 2006 (the "Act") was enacted into law. While the Company is still evaluating the Act and additional IRS guidance is required before the Company can fully evaluate its impact, the Company does not currently expect the Act to have any significant effect on its current funding strategy for its pension plans.

         Benefit Plan Assets and Obligations: The measurement date for the Company's benefit plan disclosures is December 31st each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2006 and 2005 are shown below (dollars in millions):

                                             Pension Benefits          Other Post-retirement
                                             ----------------          ---------------------
                                                                             Benefits
                                                                             --------
                                            2006           2005          2006          2005
                                            ----           ----          ----          ----
 Change in Benefit Obligation
 Benefit obligation at
   beginning of year                      $    294       $    274      $    56       $    54
 Service cost                                    7              6            1             1
 Interest cost                                  17             16            3             3
 Plan participants'
   contributions                                --             --                          2
 Actuarial (gain) loss                          (7)            13           (6)            1
 Benefits paid                                 (15)           (15)          (3)           (5)
 Amendments                                      1             --           --            --
                                          --------       --------      -------       -------
 Benefit obligation at
   end of year                                 297            294           51            56
                                          --------       --------      -------       -------
 Change in Plan Assets
 Fair value of plan assets at
   beginning of year                           315            295
 Actual return on plan assets                   49             35
 Employer contribution                          --             --
 Benefits paid                                 (15)           (15)
                                          --------       --------
 Fair value of plan assets
   at end of year                              349            315
                                          --------       --------
 Funded Status at End of Year             $     52       $     21      $   (51)      $   (56)
                                          ========       ========      =======       =======

         Amounts recognized on the Consolidated Balance Sheets and the accumulated benefit obligations at December 31, 2006 and 2005 are as follows (in millions):

                                             Pension Benefits          Other Post-retirement
                                             ----------------          ---------------------
                                                                              Benefits
                                                                              --------
                                            2006           2005          2006          2005
                                            ----           ----          ----          ----
 Prepaid (Accrued) Benefit Cost
 Funded status - Plan assets greater
   (less) than benefit obligation                              21                        (56)
 Unrecognized net actuarial (gain)
   loss                                                        46                          6
 Unrecognized prior service cost                                2                         --
 Intangible asset                                              --                         --
 Minimum pension liability                                     (1)                        --
                                                         --------                    -------
   Prepaid (Accrued) benefit cost                        $     68                    $   (50)
                                                         ========                    =======

 Non-current assets                       $     56                     $     --
 Current liabilities                            --                           (3)
 Non-current liabilities                        (4)                         (48)
                                          --------                     --------
 Total                                    $     52                     $    (51)
                                          ========                     ========


         The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 and 2005 is shown below (in millions):

                                             2006           2005
                                             ----           ----
Projected benefit obligation                $   35         $   35
Accumulated benefit obligation              $   30         $   30
Fair value of plan assets                   $   30         $   28

          Amounts recognized in accumulated other comprehensive income at December 31, 2006 are as follows (in millions):

                                                        December 31, 2006
                                                                        Other
                                                   Pension        Post-Retirement
                                                   Benefits           Benefits
                                                   --------       ---------------
Net loss (gain)                                     $   15             $   (2)
Unrecognized prior service cost (credit)                 3                 --
                                                    ------             ------
                                                    $   18             $   (2)
                                                    ======             ======


         The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2007 is $0.4 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2007 is negligible. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is $0.3 million.

         Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years. Although current health costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.

         The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2006 post-retirement obligations include the benefits of the Act's subsidy. These amounts are not material.

         Components of the net periodic benefit cost for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans and the weighted average assumptions used to determine benefit information during 2006, 2005, and 2004, are shown below (in millions):


                                                       Pension Benefits                Other Post-retirement Benefits
                                               -------------------------------         ------------------------------
                                               2006         2005         2004         2006         2005          2004
                                               ----         ----         ----         ----         ----          ----

Components of Net Periodic
Benefit Cost/(Income)

Service cost                                   $    7       $    6       $    6       $     1      $     1      $     1
Interest cost                                      17           16           16             3            3            3
Expected return on plan assets                    (26)         (24)         (23)           --           --           --
Recognition of net (gain) loss                      2            2            2             1            1           --
Amortization of prior service cost                 --           --            1            --           --           --
                                               ------       ------       ------       -------      -------      -------
Net periodic benefit cost/(income)             $   --       $   --       $    2       $     5      $     5      $     4
                                               ------       ------       ------       -------      -------      -------

Weighted Average Assumptions:
  Discount rate                                 6.00%        5.75%        6.00%         6.00%        5.75%        6.00%
  Expected return on plan assets                8.50%        8.50%        8.50%
  Rate of compensation increase                 4.00%        4.00%        4.00%         4.00%        4.00%        4.00%
  Initial health care cost trend rate                                                   9.00%        9.00%        9.00%
  Ultimate rate                                                                         5.00%        5.00%        5.00%
  Year ultimate rate is reached                                                          2011         2010         2009

         The expected return on plan assets is based on the Company's historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One-, three-, and five-year pension returns were 15.6 percent, 13.2 percent, and 8.6 percent, respectively. The long-term average return has been approximately 10.5 percent. The actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

         If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2006, 2005 and 2004, and the net periodic post-retirement benefit cost for 2006, 2005 and 2004, would have increased or decreased as follows (in millions):

                                                            Other Post-retirement Benefits
                                                                 One Percentage Point
                                      -------------------------------------------------------------------------------
                                                   Increase                                   Decrease
                                      ----------------------------------          -----------------------------------

                                      2006          2005         2004             2006          2005          2004
                                      ----          ----         ----             ----          ----          ----
Effect on total of service and
    interest cost components          $    --      $     1       $    --          $   --        $   --         $   --
Effect on post-retirement
    benefit obligation                $     5      $     5       $     6          $   (4)       $   (4)        $   (5)

         Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company's general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company's qualified pension plans if it were not for limitations imposed by income tax regulations. The funded status, relating to these unfunded plans, totaled $(27) million at December 31, 2006. A 5.75 percent discount rate was used to determine the 2006 obligation. The expense associated with the non-qualified plans was $4 million, $4 million, and $3 million, for 2006, 2005 and 2004, respectively. The 2004 expense included settlement losses totaling $600,000. As of December 31, 2006, the amounts recognized in accumulated other comprehensive income for unrecognized loss and unrecognized prior service (credit) were $12 million and $(0.9) million, respectively.
The estimated net loss that will be recognized in net periodic pension cost in 2007 is approximately $1 million. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is negligible.

         Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

                     Pension       Non-qualified    Post-retirement
      Year          Benefits       Plan Benefits       Benefits
      ----          --------       -------------       --------
      2007            $ 16            $   7               $  3
      2008              16                1                  3
      2009              16                2                  3
      2010              17               12                  3
      2011              17                1                  3
   2012-2016           101               13                 18


         Multiemployer Plans: Matson participates in 10 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals approximately $66 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $11 million in 2006, $11 million in 2005, and $9 million in 2004.

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

10.      INCOME TAXES

         The income tax expense on income from continuing operations for the three years ended December 31, 2006 consisted of the following (in millions):


                                                           2006         2005           2004
                                                           ----         ----           ----

          Current:
              Federal                                     $  26        $    5         $   64
              State                                           3             1              6
                                                          -------      ------         ------
          Current                                            29             6             70
          Deferred                                           28            63            (11)
                                                          -----        ------         ------
          Total continuing operations tax expense         $  57        $   69         $   59
                                                          =====        ======         ======

         Matson recorded a current tax benefit of $36 million for a deposit of $95 million into CCF in 2006 and a current tax benefit of $78 million for a deposit of $204 million in 2005. The current tax benefits in both years reduced the current income tax payable, but did not reduce total income tax expense because a reduction in the current income tax expense was offset by an increase in deferred tax expense. Additional information about the CCF is included in
Note 6.

         Income tax expense for the three years ended December 31, 2006 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes, for the three years ended December 31, 2006 for the following reasons (in millions):

                                                         2006              2005              2004
                                                         ----              ----              ----

         Computed federal income tax expense            $   54            $   65            $   55
         State income taxes                                  4                 3                 3
         Other--net                                         (1)                1                 1
                                                        ------            ------            ------
         Income tax expense                             $   57            $   69            $   59
                                                        ======            ======            ======

         Total State and Federal tax credits totaled $2 million annually for 2006 and 2005 and $1 million for 2004. The credits related to capital goods excise tax credits, credits for investments in qualified high-tech businesses, enterprise zone credits, credits for the production of electricity from qualified facilities, and credits for expenditures on rehabilitation of certified historic structures.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

                                                                         2006                 2005
                                                                         ----                 ----
         Deferred tax assets:
           Capital loss carry-forward                                 $     8              $    12
           Benefit plans                                                   18                    6
           Insurance reserves                                              10                   12
           Other                                                           14                   15
                                                                      -------              -------
         Total deferred tax assets                                         50                   45
                                                                      -------              -------

         Deferred tax liabilities:
             Basis differences for property and equipment                 304                  263
             Tax-deferred gains on real estate transactions               142                  127
             Capital Construction Fund                                     11                   35
             Joint ventures and other investments                          13                   13
             Other                                                         12                    6
                                                                      -------              -------
         Total deferred tax liabilities                                   482                  444
                                                                      -------              -------

         Net deferred tax liability                                   $   432              $   399
                                                                      =======              =======

         The realization of the deferred tax assets related to the capital loss carryover is dependent upon the future generation of capital gains. Management considers projected future transactions and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will generate such gains before the capital loss carry-forward expires in 2010. Therefore, no valuation allowance was established for this deferred tax asset as of December 31, 2006.

         The Company also has California alternative minimum tax credit carryforwards of approximately $3.5 million at December 31, 2006 to reduce future California state income taxes over an indefinite period.

         Examinations of the Company's federal income tax returns have been completed through 1999. The Internal Revenue Service may audit the Company's federal income tax returns for years subsequent to 2002. Additionally, the Company is routinely involved in state and local income tax audits. The State of Illinois is auditing the Company's returns for years 2003 and 2004. Although the outcome of tax audits is uncertain, the Company believes that adequate amounts of tax have been provided for adjustments that may result from these audits.

         The Company's income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.3 million, $4.2 million, and $6.2 million for 2006, 2005, and 2004, respectively, and the portion of the tax benefit related to the excess of the tax deduction over the amount reported as expense under SFAS No. 123R was reflected as an increase to additional paid-in-capital in the Consolidated Statements of Shareholders' Equity.

11.      STOCK OPTIONS AND NON-VESTED STOCK

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

         Adopted in 1989, the Company's 1989 Stock Option/Stock Incentive Plan ("1989 Plan") is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain outstanding and exercisable.

         Non-vested Stock: The 1998 and 1989 Plans also permit the issuance of shares of the Company's common stock as a reward for past service rendered to the Company or one of its subsidiaries or as an incentive for future service with such entities. The recipients' interest in such shares may be vested fully upon issuance or may vest in one or more installments, upon such terms and conditions as are determined by the committee that administers the plans. Generally, time-based, non-vested stock vests ratably over three years and performance-based, non-vested stock vests in one year, provided that certain individual, business unit, and corporate goals are achieved.

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

         As of December 31, 2006, the Company had reserved 1,283,682 and 179,906 shares of its common stock for the issuance of options under the 1998 Plan and 1998 Directors' Plan, respectively.

         SFAS No. 123R requires companies to estimate the fair value of stock option awards on the date of grant using an option-pricing model, consistent with the provisions of SFAS No. 123R and SEC Staff Accounting Bulletin No. 107, "Share-Based Payment." The Company estimates the grant-date fair value of its stock options using a Black-Scholes valuation model. This model was developed for use in estimating the fair value of traded options which do not have vesting requirements and which are fully transferable. The Company's options have characteristics significantly different from those of traded options.

         The weighted average grant-date fair values of the options granted during 2006, 2005, and 2004 were $13.96, $10.18, and $7.43, respectively, per option, using the range of assumptions provided in the table below:

                                              2006           2005           2004
                                              ----           ----           ----

       Expected volatility                22.1%-22.7%     22.2%-22.3%      22.8%
       Expected term (in years)             6.3-8.1           6.4           5.8
       Risk-free interest rate             4.5%-5.1%       3.9%-4.0%        3.6%
       Dividend yield                      1.7%-2.4%       1.9%-2.2%        2.1%


o Expected volatility was primarily determined using the historical volatility of A&B common stock over a 6-year period, but the Company may also consider future events that it reasonably concludes marketplace participants might consider. Accordingly, the Company believes that the expected volatility estimate is representative of the stock's future volatility over the expected term of its employee share options. An increase in the expected volatility assumption will increase share-based compensation expense.

o The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considered expected or unusual trends that would likely affect this assumption and determined that the range of
         6.3 to 8.1 years, which varied by group of employees, was reasonable for 2006. An increase in the expected term assumption will increase share-based compensation expense.

o The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date. An increase in the risk-free interest rate will increase share-based compensation expense.

o The expected dividend yield is based on the Company's current and historical dividend policy. An increase in the dividend yield will decrease share-based compensation expense.

         Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related amounts recognized in the Consolidated Statements of Income.

         Activity in the Company's stock option plans for the three years ended December 31, 2006 was as follows (in thousands, except exercise price amounts):

                                                                                                         Weighted
                                     Employee Plans             Directors' Plans                          Average
                                    ------------------         ------------------
                                    1998          1989         1998          1989           Total        Exercise
                                    Plan          Plan         Plan          Plan          Shares         Price
                                    ----          ----         ----          ----          ------        --------

December 31, 2003                   1,837          459           93           87            2,476        $ 25.23
Granted                               351           --           64           --              415        $ 33.47
Exercised                            (759)        (363)          (6)         (28)          (1,156)       $ 24.78
Forfeited & Expired                   (11)          (1)          --           --              (12)       $ 24.02
                                    -----         ----          ---          ---            -----
December 31, 2004                   1,418           95          151           59            1,723        $ 27.61
Granted                               196           --           72           --              268        $ 43.35
Exercised                            (420)         (57)          (7)         (17)            (501)       $ 25.55
Forfeited & Expired                    (4)          --           --           --               (4)       $ 26.01
                                    -----         ----          ---          ---            -----
December 31, 2005                   1,190           38          216           42            1,486        $ 31.16
Granted                               174           --           56           --              230        $ 51.54
Exercised                            (110)         (11)          (6)         (12)            (139)       $ 26.34
Forfeited & Expired                   (20)          --           --           --              (20)       $ 40.92
                                    -----         ----          ---          ---            -----
December 31, 2006                   1,234           27          266           30            1,557        $ 34.47
                                    =====         ====          ===          ===            =====

Vested or expected to vest
   at December 31, 2006             1,209           27          261           29            1,526        $ 34.47
                                    -----         ----          ---          ---            -----
Exercisable                           828           27          141           30            1,026        $ 29.38
                                    -----         ----          ---          ---            -----


         The weighted average remaining contractual term for outstanding options, options vested or expected to vest, and options exercisable at December 31, 2006 was 6.2 years, 6.2 years, and 5.2 years, respectively. The aggregate intrinsic values for outstanding options, options vested or expected to vest, and options exercisable at December 31, 2006 were $17.2 million, $16.8 million, and $15.5 million, respectively.

         The following table summarizes non-vested stock information as of December 31, 2006 (in thousands, except weighted-average, grant-date fair value amounts):

                                         Weighted
                       Non-vested         Average
                          Stock         Grant-Date
                         Shares         Fair Value
                         ------         ----------

December 31, 2003            5.8          $  25.83
Granted                     66.1          $  33.51
Vested                      (5.8)         $  25.83
Forfeited                   (1.5)         $  33.51
                         -------
December 31, 2004           64.6          $  33.51
Granted                    132.6          $  44.45
Vested                     (12.9)         $  33.51
Forfeited                   --                 --
                         -------
December 31, 2005          184.3          $  41.38
Granted                    154.5          $  52.38
Vested                     (57.1)         $  41.97
Forfeited                   (8.0)         $  47.90
                         -------
December 31, 2006          273.7          $  47.28
                         =======

         A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

                                                          2006              2005               2004
                                                          ----              ----               ----
         Share-based expense (net of estimated
         forfeitures):
           Stock options                                $      2.8        $       --         $        --
           Non-vested stock                                    6.8               2.3                 0.4
                                                        ----------        ----------         -----------
              Total share-based expense                        9.6               2.3                 0.4
           Total recognized tax benefit                       (2.3)             (0.4)               (0.1)
                                                        ----------        ----------         -----------
         Share-based expense (net of tax)               $      7.3        $      1.9         $       0.3
                                                        ==========        ==========         ===========

         Cash received upon option exercise             $      3.4        $     12.2         $      26.0
         Intrinsic value of options exercised           $      2.9        $     11.0         $      15.6
         Tax benefit realized upon option
         exercise                                       $      1.1        $      4.2         $       5.9
         Fair value of stock vested                     $      3.0        $      0.6         $       0.2

         As of December 31, 2006, there was $3.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.4 years. As of December 31, 2006, unrecognized compensation cost related to non-vested stock was $6.3 million. That cost is expected to be recognized over a weighted average period of 1.4 years.

12.      COMMITMENTS, GUARANTEES AND CONTINGENCIES

         Commitments, Guarantees and Contingencies: Commitments and financial arrangements, excluding the operating and capital lease commitments that are described in Note 8, included the following as of December 31, 2006 (in millions):

                  Arrangement                                2006
                  -----------                                ----

Guarantee of HS&TC debt                           (a)       $     3
Standby letters of credit                         (b)       $    20
Bonds                                             (c)       $     8
Benefit plan withdrawal obligations               (d)       $    66


         These amounts are not recorded on the Company's balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

         (a) The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative ("HS&TC") revolving credit line. This guarantee was issued before December 31, 2002, and therefore, is not subject to the scope of FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company's raw sugar to C&H Sugar Company, Inc. ("C&H"); the Company is a member of HS&TC. Under normal circumstances the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day payment terms. As of December 31, 2006, $3 million was outstanding under the facility.

         (b) Consists of standby letters of credit, issued by the Company's lenders under the Company's revolving credit facilities. Approximately $14 million of the letters of credit are required to allow the Company to qualify as a self-insurer for state and federal workers' compensation liabilities. The balance includes approximately $5 million for insurance-related matters, principally in the Company's real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

         (c) Consists of approximately $6 million in U.S. customs bonds, approximately $1 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

         (d) Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $66 million as of the most recent valuation date. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

         Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety or lender. To date, no such indemnities have been called upon. The Company accounts for these indemnities in accordance with FIN 45.

         During 2006, the Company entered into three separate indemnity agreements. The indemnities were entered into in connection with the delivery of one or more bonds by sureties in connection with the Company's joint venture real estate projects. The bonds are being issued to cover various construction activities. Under the indemnities, the Company and co-indemnitors agree to indemnify and exonerate the sureties from all loss in connection with any of the bonds issued.

         Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture's lender that the project will be completed as represented to the lender. To date, no such guarantees have been called upon. The Company accounts for these completion guarantees in accordance with FIN 45.

         Under the provisions of FIN 45, the Company recorded a liability for the indemnities and completion guarantees based on their fair values. The fair values of the liabilities recorded by the Company in connection with the indemnities and completion guarantees were not material.

         Financing Agreement: On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, "Prudential") under which the Company may issue notes in an aggregate amount up to $400 million less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any such notes then committed to be purchased by Prudential. The agreement provides for the commitment by Prudential to purchase and, subject to a right of cancellation by the Company, the commitment by the Company to issue three new series of senior promissory notes totaling $125 million. In December 2006, the Company received $50 million that represents the first of three scheduled draws under the facility. The second and third draws will be received in March and June 2007 in the amounts of $50 million and $25 million, respectively.

         Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company's "at-risk" amounts are limited to its investment. These investments are more fully described in Note 4.

         Environmental Matters: As with most industrial and land development companies of its size, the Company's shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. It is the Company's policy, as part of its due diligence process for all acquisitions, to use third-party environmental consultants to investigate the environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that the Company will avoid material liabilities relating to environmental matters affecting properties currently or previously owned by the Company. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. By adhering to the policies described above, the Company believes that it is unlikely that environmental clean-up costs will have a material effect on its future results of operations or financial position. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

         In 2001, HC&S self-reported to the State of Hawaii Department of Health ("DOH") possible violations of state and federal air pollution control regulations relating to a boiler at its Maui sugar mill. As a result, the DOH issued a notice of violation and proposed penalty of approximately $2 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the DOH in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. In December 2006, HC&S and DOH arrived at a final settlement. Under the settlement, HC&S agreed to pay a fine of $60,000 and to implement a two-phase Supplemental Environmental Project (SEP) totaling at least $305,000.

         In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site. The Company has accrued an obligation of approximately $2 million for the estimated remediation costs.

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

         Since the filing of the petition, the Company has been working to make improvements to the water systems of the petitioner's four clients so as to improve the flow of water to their taro patches. The administrative hearing process on the petition is continuing, no substantive progress was reached in 2005, and the Company continues to object to the petition. The effect of this claim on the Company's sugar-growing operations cannot currently be estimated. If the Company is not permitted to divert stream waters for its use, it would have a material adverse effect on the Company's sugar-growing operations.

         In October 2004, two community-based organizations filed a Citizen Complaint and a Petition for a Declaratory Order with the Commission on Water Resource Management of the State of Hawaii ("Water Commission") against both an unrelated company and HC&S to order the companies to leave all water of four streams in central Maui that is not being put to "actual, reasonable and beneficial use" in the streams of origin. The complainants had earlier filed, in June 2004, with the Water Commission a petition to increase the interim in-stream flow standards for those streams. No substantive progress was reached during 2005 for resolution of these petitions. The Company objects to the petitions. If the Company is not permitted to divert stream water for its use to the extent that it is currently diverting, it may have a material adverse effect on the Company's sugar-growing operations.

         In June 2006, Matson's Long Beach terminal operator, SSAT (Long Beach) LLC, completed negotiations of an amendment to its Preferential Assignment Agreement with the City of Long Beach that includes changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the amendment, in order for Matson to continue to call at the premises (as defined in the amendment), Matson is required to install equipment on certain of its vessels to allow them to accept a shore-based electrical power source instead of using the vessel's diesel generators while in port ("cold ironing"), use low sulfur fuel, limit usage of the terminal by its steamships and take other actions designed to reduce emissions. The amendment also requires that the Port of Long Beach incur significant capital expenditures to provide shore-side power, the timing and amount of which is not certain. Alternatively, Matson may use a combination of alternative technologies to achieve 90 percent of the emissions reduction provided by cold ironing; however it is not clear whether the alternative technologies available to Matson will allow for the achievement of the 90 percent threshold. The modifications to Matson's vessels to meet emission standards generally must be completed by the end of 2012. The estimated cost of the modifications is projected to be between $500,000 and $1 million per ship. The costs of the modifications have not been reflected as a loss or accrued as a liability because the expenditures for the modifications, while they are likely to be made in the future, have not been incurred and would result in the creation of a capital asset that would provide future economic benefits.

         On November 16, 2006, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia. The complaint seeks review of a ruling by the National Vessel Documentation Center that work to be performed on Matson's C-9 class vessels in foreign and U.S. shipyards would not result in loss of coastwise trading privileges of the vessels. The Coast Guard believes its ruling was correct and intends to vigorously defend its decision. Matson is not named as a defendant, but Matson's motion to intervene has been granted. In a separate but related matter, the same plaintiffs have asked the U.S. Department of Transportation Maritime Administration ("Marad") to investigate the continued eligibility of nine of Matson's vessels, including the three C-9 vessels, to participate in the Capital Construction Fund and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards. Marad is compiling a record of the views submitted by the parties in interest, but has not made a decision as to whether to conduct such an investigation. Matson believes that it has conducted its activities in compliance with the law, long-standing precedents, policies and regulations of the Coast Guard and Marad.

         The Company and certain subsidiaries are parties to other various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

13.      INDUSTRY SEGMENTS

         Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-making group is made up of the president and lead executives of the Company and each of the Company's segments. The lead executive for each operating segment manages the profitability, cash flows, and assets of his or her respective segment's various product or service lines and businesses. The operating segments are managed separately because each operating segment represents a strategic business unit that offers different products or services and serves different markets. The Company has five segments that operate in three industries: Transportation, Real Estate and Agribusiness.

         The Transportation industry is comprised of two segments. Ocean Transportation carries freight between various U.S. Pacific Coast, major Hawaii ports, Guam, China and other Pacific ports; holds investments in ocean transportation entities that are considered integral to its operations and terminal service businesses (see Note 4); and provides terminal, stevedoring and container equipment management services in Hawaii. Logistics Services arranges domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload and expedited/air freight services.

         The Real Estate industry is comprised of two segments operating in Hawaii and on the U.S. mainland. Real Estate Leasing owns, operates, and manages commercial properties. Real Estate Sales develops and sells commercial and residential properties. When property that was previously leased is sold, the revenue and operating profit are included with the Real Estate Sales segment.

         The Agribusiness industry, which includes one segment, grows sugar cane and coffee in Hawaii; produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company's operations, electricity.

         The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.

         Industry segment information for each of the three years ended December 31, 2006 is summarized below (in millions):

For the Year                                      2006             2005             2004
                                                  ----             ----             ----
Revenue:
  Transportation:
       Ocean transportation                     $    945.8      $    878.3       $    850.1
       Logistics services                            444.2           431.6            376.9
   Real Estate:
       Leasing                                       100.6            89.7             83.8
       Sales                                          97.3           148.9             82.3
       Less amounts reported in discontinued
            operations(1)                            (94.1)          (60.5)           (13.4)
   Agribusiness                                      127.4           123.2            112.8
   Reconciling Items (2)                             (14.2)           (8.4)            (6.5)
                                                ----------      ----------       ----------
           Total revenue                        $  1,607.0      $  1,602.8       $  1,486.0
                                                ==========      ==========       ==========
Operating Profit:
   Transportation:
       Ocean transportation                     $    105.6      $    128.0       $    108.3
       Logistics services                             20.8            14.4              8.9
   Real Estate:
       Leasing                                        50.3            43.7             38.8
       Sales                                          49.7            44.1             34.6
       Less amounts reported in discontinued
            operations(1)                            (42.7)          (18.6)            (6.3)
   Agribusiness                                        6.9            11.2              4.8
                                                ----------      ----------       ----------
           Total operating profit                    190.6           222.8            189.1
   Write-down of long-lived assets(3)                  --             (2.3)             --
   Interest expense, net(4)                          (15.0)          (13.3)           (12.7)
   General corporate expenses                        (22.3)          (24.1)           (20.3)
                                                ----------      ----------       ----------
           Income from continuing operations
           before income taxes                  $    153.3      $    183.1       $    156.1
                                                ==========      ==========       ==========
Identifiable Assets:
   Transportation(6)                            $  1,241.7      $  1,183.3       $    953.4
   Real Estate(7)                                    820.5           705.9            661.0
   Agribusiness                                      168.7           159.0            152.8
   Other                                              20.3            22.7             11.0
                                                ----------      ----------       ----------
           Total assets                         $  2,251.2      $  2,070.9       $  1,778.2
                                                ==========      ==========       ==========
Capital Additions:
   Transportation(6)                            $    218.8      $    175.2       $    128.7
   Real Estate5, (7)                                  94.3            79.0             10.9
   Agribusiness                                       15.0            13.0             10.2
   Other                                               1.5             1.4              1.4
                                                ----------      ----------       ----------
           Total capital additions              $    329.6      $    268.6       $    151.2
                                                ==========      ==========       ==========
Depreciation and Amortization:
   Transportation(6)                            $     59.6      $     60.9       $     58.0
   Real Estate1, (7)                                  14.2            12.5             12.3
   Agribusiness                                       10.1             9.4              9.0
   Other                                               0.9             0.5              0.4
                                                ----------      ----------       ----------
           Total depreciation and
           amortization                         $     84.8      $     83.3       $     79.7
                                                ==========      ==========       ==========


(1) Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 2 for additional information.
(2) Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.
(3) The 2005 write-down was for an "other than temporary" impairment in the Company's investment in C&H. The Company's investment in C&H was sold on August 9, 2005 at the then approximate carrying value.
(4) Includes Ocean Transportation interest expense of $13.3 million for 2006, $9.6 million for 2005, and $5.7 million for 2004. Substantially all other interest expense was at the parent company.
(5) Includes tax-deferred property purchases that are considered non-cash transactions in the Consolidated Statements of Cash Flows; excludes capital expenditures for real estate developments held for sale.
(6) Includes both Ocean Transportation and Logistics Services. As of December 31, 2006, assets for Logistics Services comprised less than five percent of the total assets for the transportation industry.
(7) Includes Leasing, Sales and Development activities.


14.      QUARTERLY INFORMATION (Unaudited)

         Segment results by quarter for 2006 are listed below (in millions, except per-share amounts):

                                                                                      2006
                                                          ------------------------------------------------------------
                                                               Q1              Q2              Q3               Q4
                                                          -----------      ----------     -----------       ----------
Revenue:
     Transportation:
         Ocean transportation                             $     219.3      $    243.6     $     243.2       $    239.7
         Logistics services                                     108.4           116.4           113.1            106.3
     Real Estate:
         Leasing                                                 24.6            24.4            25.5             26.1
         Sales                                                   23.8            36.8             5.0             31.7
         Less amounts reported in discontinued
             operations (1)                                     (24.9)          (38.2)           (3.0)           (28.0)
     Agribusiness                                                15.5            37.8            41.8             32.3
     Reconciling Items (2)                                       (6.1)           (3.3)           (2.7)            (2.1)
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     360.6      $    417.5     $     422.9       $    406.0
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      18.3      $     24.4     $      34.2       $     28.7
         Logistics services                                       4.7             5.3             5.1              5.7
     Real Estate:
         Leasing                                                 12.1            12.2            12.5             13.5
         Sales                                                   27.1            10.9             1.2             10.5
         Less amounts reported in discontinued
             operations(1)                                      (16.0)          (15.9)           (2.7)            (8.1)
     Agribusiness                                                 6.5             3.1             0.6             (3.3)
                                                          -----------      ----------     -----------       -----------
         Total operating profit                                  52.7            40.0            50.9             47.0
Interest Expense                                                 (3.2)           (3.0)           (4.0)            (4.8)
General Corporate Expenses                                       (5.2)           (5.1)           (5.0)            (7.0)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          44.3            31.9            41.9             35.2
     Income taxes                                               (16.9)          (11.6)          (15.7)           (13.1)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                27.4            20.3            26.2             22.1
Discontinued Operations(1)                                       10.0             9.9             1.7              4.9
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      37.4      $     30.2     $      27.9       $     27.0
                                                          ===========      ==========     ===========       ==========

Earnings Per Share:
     Basic                                                $    0.85        $   0.69       $    0.66         $   0.64
     Diluted                                              $    0.84        $   0.68       $    0.65         $   0.63

(1) See Note 2 for discussion of discontinued operations.
(2) Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

         Segment results by quarter for 2005 are listed below (in millions, except per-share amounts):

                                                                                      2005
                                                          ------------------------------------------------------------
                                                               Q1              Q2              Q3               Q4
                                                          -----------      ----------     -----------       ----------
Revenue:
     Transportation:
         Ocean transportation                             $     206.2      $    221.0     $     227.5       $    223.6
         Logistics services                                      96.1           106.6           108.5            120.4
     Real Estate:
         Leasing                                                 21.9            21.3            23.3             23.2
         Sales                                                   45.9            14.6            61.7             26.7
         Less amounts reported in discontinued
             operations (1)                                     (27.2)           (2.7)           (2.7)           (27.9)
     Agribusiness                                                22.4            32.2            34.6             34.0
     Reconciling Items (2)                                       (1.5)           (1.9)           (2.1)            (2.9)
                                                          -----------      ----------     -----------       ----------
         Total revenue                                    $     363.8      $    391.1     $     450.8       $    397.1
                                                          ===========      ==========     ===========       ==========
Operating Profit (Loss):
     Transportation:
         Ocean transportation                             $      29.7      $     38.7     $      36.8       $     22.8
         Logistics services                                       3.0             3.6             3.5              4.3
     Real Estate:
         Leasing                                                 10.7            10.5            11.4             11.1
         Sales                                                   16.5             4.8            15.6              7.2
         Less amounts reported in discontinued
             operations(1)                                       (7.4)           (1.1)           (1.2)            (8.9)
     Agribusiness                                                 9.0             0.3            (0.1)             2.0
                                                          -----------      ----------     -----------       ----------
         Total operating profit                                  61.5            56.8            66.0             38.5
Write-down of Long-lived Assets                                  --              (2.2)           (0.1)            --
Interest Expense                                                 (2.8)           (3.0)           (4.1)            (3.4)
General Corporate Expenses                                       (5.3)           (5.2)           (5.8)            (7.8)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations
    before Income Taxes                                          53.4            46.4            56.0             27.3
     Income taxes                                               (20.3)          (17.7)          (21.3)            (9.4)
                                                          -----------      ----------     -----------       ----------
Income From Continuing Operations                                33.1            28.7            34.7             17.9
Discontinued Operations(1)                                        4.6             0.7             0.8              5.5
                                                          -----------      ----------     -----------       ----------
Net Income                                                $      37.7      $     29.4     $      35.5       $     23.4
                                                          ===========      ==========     ===========       ==========

Earnings Per Share:
     Basic                                                $    0.87        $   0.67       $    0.81         $   0.54
     Diluted                                              $    0.86        $   0.66       $    0.81         $   0.53

(1) See Note 2 for discussion of discontinued operations.
(2) Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.


15.      PARENT COMPANY CONDENSED FINANCIAL INFORMATION

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

         The following table presents the Parent Company's condensed Balance Sheets as of December 31, 2006 and 2005 (in millions):

                                                                          2006                 2005
                                                                          ----                 ----
          ASSETS
          Current Assets:
             Cash and cash equivalents                                  $      2             $      7
             Accounts and notes receivable, net                               20                   11
             Real estate held for sale                                        --                    6
             Prepaid expenses and other                                       14                   16
                                                                        --------             --------
                Total current assets                                          36                   40
                                                                        --------             --------

          Investments:
             Subsidiaries consolidated, at equity                            939                  879
                                                                        --------             --------

          Property, at Cost                                                  428                  395
             Less accumulated depreciation and amortization                  199                  192
                                                                        --------             --------
                Property -- net                                              229                  203
                                                                        --------             --------
          Due from Subsidiaries                                               68                   62
                                                                        --------             --------
          Other Assets                                                        34                   37
                                                                        --------             --------

                Total                                                   $  1,306             $  1,221
                                                                        ========             ========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current Liabilities:
             Current portion of long-term debt                          $     18             $     18
             Accounts payable                                                  6                    5
             Income taxes payable                                             12                    7
             Other                                                            22                   19
                                                                        --------             --------
                Total current liabilities                                     58                   49
                                                                        --------             --------

          Long-term Debt                                                     141                   83
                                                                        --------             --------
          Other Long-term Liabilities                                         31                   22
                                                                        --------             --------
          Deferred Income Taxes                                               49                   53
                                                                        --------             --------

          Commitments and Contingencies

          Shareholders' Equity:
             Capital stock                                                    35                   36
             Additional capital                                              179                  175
             Accumulated other comprehensive loss                            (19)                  (7)
             Deferred compensation                                            --                   (6)
             Retained earnings                                               843                  827
             Cost of treasury stock                                          (11)                 (11)
                                                                        --------             --------
                Total shareholders' equity                                 1,027                1,014
                                                                        --------             --------

                Total                                                   $  1,306             $  1,221
                                                                        ========             ========

         The following table presents the Parent Company's condensed Statements of Income for the years ended December 31, 2006, 2005 and 2004 (in millions):

                                                                     2006               2005               2004
                                                                     ----               ----               ----
Revenue:
   Agribusiness                                                   $      97          $      89          $      86
   Property leasing                                                      24                 21                 20
   Property sales                                                         1                  3                  5
   Interest and other                                                     9                 14                  5
                                                                  ---------          ---------          ---------
      Total revenue                                                     131                127                116
                                                                  ---------          ---------          ---------

Costs and Expenses:
   Cost of agricultural goods and services                               96                 90                 86
   Cost of property sales and leasing services                           11                 10                  9
   Selling, general and administrative                                   24                 24                 20
   Interest and other                                                     7                  9                 10
   Income taxes                                                           1                 (8)               (11)
                                                                  ---------          ---------          ---------
      Total costs and expenses                                          139                125                114
                                                                  ---------          ---------          ---------

Income (loss) from Continuing Operations                                 (8)                 2                  2

Discontinued Operations, net of income taxes                             10                  1                  1
                                                                  ---------          ---------          ---------

Income Before Equity in Income
   of  Subsidiaries Consolidated                                          2                  3                  3

Equity in Income from Continuing Operations of
   Subsidiaries Consolidated                                            104                112                 95

Equity in Income from Discontinued
   Operations of Subsidiaries Consolidated                               16                 11                  3
                                                                  ---------          ---------          ---------

Net Income                                                              122                126                101

Other Comprehensive Income (Loss), net of income taxes                   --                  2                 (1)
                                                                  ---------          ---------          ---------

Comprehensive Income                                              $     122          $     128          $     100
                                                                  =========          =========          =========



         The following table presents the Parent Company's condensed Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (in millions):

                                                                        2006               2005              2004
                                                                        ----               ----              ----

Cash Flows from Operations (including dividends received from
   subsidiaries)                                                       $   65             $   89            $   74
                                                                       ------             ------            ------

Cash Flows from Investing Activities:
   Capital expenditures                                                   (35)               (13)              (12)
   Proceeds from disposal of property and investments                      22                  1                 6
                                                                       ------             ------            ------
   Net cash used by investing activities                                  (13)               (12)               (6)
                                                                       ------             ------            ------

Cash Flows from Financing Activities:
   Change in intercompany payables/receivables                             (6)               (19)              (15)
   Proceeds from (repayments of) long-term debt, net                       58                (24)              (38)
   Proceeds from issuance of capital stock, including tax                   5                 11                26
     benefit
   Repurchases of capital stock                                           (72)                --                (2)
   Dividends paid                                                         (42)               (39)              (38)
                                                                       ------             ------            ------
   Net cash used in financing activities                                  (57)               (71)              (67)
                                                                       ------             ------            ------

Cash and Cash Equivalents:
   Net increase (decrease) for the year                                    (5)                 6                 1
   Balance, beginning of year                                               7                  1                --
                                                                       ------             ------            ------
   Balance, end of year                                                $    2             $    7            $    1
                                                                       ======             ======            ======

Other Cash Flow Information:
   Interest paid, net of amounts capitalized                           $   (7)            $   (7)           $   (9)
   Income taxes paid, net of refunds                                   $  (49)            $    3            $  (61)

Other Non-cash Information:
   Depreciation expense                                                $  (13)            $  (12)           $  (12)
   Tax-deferred property sales                                         $   13             $    3                --
   Tax-deferred property purchases                                     $  (13)            $   (3)               --


         General Information: The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are described in Note 13, "Industry Segments." Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

         Long-term Debt: At December 31, 2006 and 2005, long-term debt consisted of the following (in millions):

                                             2006              2005
                                             ----              ----
Revolving Credit loans,  5.58%              $    27          $    --
Term Loans:
   5.53%, payable through 2016                   50               --
   4.10%, payable through 2012                   35               35
   7.55%, payable through 2009                   15               15
   7.42%, payable through 2010                   11               14
   6.20%, payable through 2013                    3                3
   7.44%, payable through 2007                    7               15
   7.57%, payable through 2009                    6                9
   7.43%, payable through 2007                    5               10
                                            -------          -------
Total                                           159              101
Less current portion                             18               18
                                            -------          -------
Long-term debt                              $   141          $    83
                                            =======          =======

         Long-term Debt Maturities: At December 31, 2006, maturities of all long-term debt during the next five years are $18 million annually from 2007 through 2009, $17 million in 2010, $16 million in 2011, and $72 million thereafter.

         Revolving Credit Facilities: The Company has a revolving senior credit facility with six commercial banks that expires in December 2011. The revolving credit facility provides for a commitment of $225 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate ("LIBOR") plus 0.225 percent, provided the Company maintains an S&P/Moody's rating of A-/A3 or better. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders' equity levels, minimum property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2006, $27 million was outstanding, $5 million in letters of credit had been issued against the facility, and $193 million remained available for borrowing. As of December 31, 2006, amounts drawn on this facility were classified as non-current because the Company had the ability and intent to refinance the balance on a long-term basis.

         Real Estate Secured Term Debt: In June 2005, the Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 24 percent of the Phoenix office building. At December 31, 2006, approximately $3 million of the $11 million was recorded on the parent company's books, consistent with ownership of the property. The property is jointly and severally owned by three Company entities.

         Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2006 and 2005 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

16.      RELATED PARTY TRANSACTIONS

         Related Party Transactions: Notes 3 and 4 includes additional information about transactions with unconsolidated affiliates, which affiliates are/were also related parties, due to the Company's minority interest investments.

         C&H, an entity in which the Company had a minority ownership equity interest until August 9, 2005 (see Notes 3 and 4), is a party to a sugar supply contract with Hawaiian Sugar & Transportation Cooperative ("HS&TC"), a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of this contract, which expires with the 2008 crop, C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The price that the Hawaii sugar growers receive for the sale of raw sugar is the C&H contract price, reduced for the operating, transportation and interest costs incurred by HS&TC, net of revenue generated by HS&TC for charter voyages. Revenue from raw sugar and molasses sold to HS&TC was $59 million, $62 million, and $65 million, during 2006, 2005, and 2004, respectively. At December 31, 2006, 2005 and 2004, the
Company had amounts receivable from HS&TC of $11 million, $7 million and $10 million, respectively.

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

         B. Internal Control over Financial Reporting

         (a) See page 52 for management's annual report on internal control over financial reporting.

         (b) See page 53 for attestation report of the independent registered public accounting firm.

         (c) There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

         Not applicable.


                                 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

         A.       Directors

         For information about the directors of A&B, see the section captioned "Election of Directors" in A&B's proxy statement dated March 12, 2007 ("A&B's 2007 Proxy Statement"), which section is incorporated herein by reference.

         B.       Executive Officers

         The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 16, 2007, and present and prior positions with A&B and business experience for the past five years are given below.

         Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B's directors and executive officers, see the subsection captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in A&B's 2007 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B's executive officers, and the Executive Severance Plan, see the subsections captioned "Other Potential Post-Employment Payments" in A&B's 2007 Proxy Statement, which subsections are incorporated herein by reference.

James S. Andrasick (63)
         President and Chief Executive Officer of Matson, 7/02-present; Executive Vice President of A&B, 4/02-4/04; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; Senior Vice President of A&B, 6/00-4/02; first joined A&B or a subsidiary in 2000.

Christopher J. Benjamin (43)
         Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Treasurer of A&B, 5/06-present; Vice President of A&B, 4/03-6/05; Director (Corporate Development & Planning) of A&B, 8/01-4/03; first joined A&B or a subsidiary in 2001.

Meredith J. Ching (50)
         Vice President (Government & Community Relations) of A&B, 10/92-present; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (54)
         Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03.

Matthew J. Cox (45)
         Executive Vice President and Chief Operating Officer, 7/05-present; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; Controller of Matson, 6/01-1/03; first joined A&B or a subsidiary in 2001.

W. Allen Doane (59)
         Chairman of the Board of A&B, 4/06-present; President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-1/04, 4/06-present; Vice Chairman of Matson, 12/98-7/02, 1/04-4/06; first joined A&B or a subsidiary in 1991.

G. Stephen Holaday (62)
         President, Agribusiness, 7/05-present; Plantation General Manager, Hawaiian Commercial & Sugar Company, 1/97-present; Vice President of A&B, 12/99-4/04; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

Paul K. Ito (36)
         Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; Senior Manager, Deloitte & Touche LLP, 5/96-3/05.

Stanley M. Kuriyama (53)
         President and Chief Executive Officer, Land Group, 7/05-present; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; Vice President (Properties Group) of A&B, 2/99-4/04; Executive Vice President of ABHI, 2/99-12/99; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (41)
         Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Son-Jai Paik (34)
         Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; Human Resources Director, Cigna International Expatriate Benefits, CIGNA Corporation, 12/01-2/03.

         C.       Corporate Governance

         For information about the Audit Committee of the A&B Board of Directors, see the section captioned "Certain Information Concerning the Board of Directors" in A&B's 2007 Proxy Statement, which section is incorporated herein by reference.

         D.       Code of Ethics

         For information about A&B's Code of Ethics, see the subsection captioned "Code of Ethics" in A&B's 2007 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         See the section captioned "Executive Compensation" and the subsection captioned "Compensation of Directors" in A&B's 2007 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         See the section captioned "Security Ownership of Certain Shareholders" and the subsection titled "Security Ownership of Directors and Executive Officers" in A&B's 2007 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

         See the section captioned "Election of Directors" and the subsection captioned "Certain Relationships and Transactions" in A&B's 2007 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information concerning principal accountant fees and services appears in the section captioned "Ratification of Appointment of Independent Auditors" in A&B's 2007 Proxy Statement, which section is incorporated herein by reference.


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

         3.b. Revised Bylaws of Alexander & Baldwin, Inc. (as amended through January 25, 2007).

4. Instruments defining rights of security holders, including indentures.

         4.a.  Equity.

         4.a. Rights Agreement, dated as of June 25, 1998 between Alexander & Baldwin, Inc. and ChaseMellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B's
         Form 8-K dated June 25, 1998).

10. Material contracts.

         10.a. (i) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B's Form 8-K dated June 4, 1993).

         (ii) Amendment dated as of May 20, 1994 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xviv) to A&B's Form 10-Q for the quarter ended June 30, 1994).

         (iii) Amendment dated as of June 30, 1995 to the Note Agreement, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1995).

         (iv) Amendment dated as of November 29, 1995 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xvii) to A&B's Form 10-K for the year ended December 31, 1995).

         (v) Amendment dated as of January 16, 2007 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993.

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

         (xxv) $400,000,000 Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 10.1 to A&B's Form 8-K dated April 20, 2006).

         (xxvi) Credit Agreement, dated December 28, 2006, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.1 to A&B's Form 8-K dated December 28, 2006).

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

         (xxx) Loan Agreement between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of October 3, 2003 (Exhibit 10.a.(xxix) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxi) First Amendment to Loan Agreement and Second Modification to Promissory Note between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association, dated as of September 30, 2004 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxii) Revolving Line of Credit Note and Loan Agreement between Matson Navigation Company, Inc. and Wells Fargo Bank, National Association dated September 30, 2005 (Exhibit 10.1 to A&B's Form 8-K dated September 30, 2005).

         (xxxiii) Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.1 to A&B's Form 8-K dated June 28, 2005).

         (xxxiv) Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.2 to A&B's Form 8-K dated December 28, 2006).

         (xxxv) Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xxxvi) Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xxxvii) Borrower's Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xxxviii) General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui'ula Development Company (Hawaii), LLC, DMB Kukui'ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (Exhibit 10.1 to A&B's Form 8-K dated June 14, 2006).

         (xxxix) Mutual Indemnification Agreement, among Kukui'ula Development Company (Hawaii), LLC, DMB Kukui'ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (Exhibit 10.2 to A&B's Form 8-K dated June 14, 2006).

         (xl) General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui'ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.1 to A&B's Form 8-K dated September 5, 2006).

         (xli) Mutual Indemnification Agreement, among Kukui'ula Development Company (Hawaii), LLC, DMB Kukui'ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.2 to A&B's Form 8-K dated September 5,
         2006).

         (xlii) Floating Continuing Guarantee, dated July 29, 2005, among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions (Exhibit 10.a.(xxxix) to A&B's Form 10-Q for the quarter ended June 30, 2005).

         (xliii) Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B's Form 8-K dated December 24, 1998).

         (xliv) Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B's Form 8-K dated December 24, 1998).

         (xlv) Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B's Form 8-K dated December 24, 1998).

         (xlvi) Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B's Form 10-Q for the quarter ended
         June 30, 2002).

         (xlvii) Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B's Form 10-Q for the quarter ended
         June 30, 2002).

         (xlviii) Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30,
         2002 (Exhibit 10.a.(xxx) to A&B's Form 10-K for the year ended December 31, 2002).

         (xlix) Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xxxix) to A&B's Form 10-K for the year ended December 31, 2004).

         (l) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xl) to A&B's Form 10-K for the year ended December 31, 2004).

         (li) Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull 003) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(l) to A&B's Form 10-K for the year ended December 31, 2005).

         (lii) Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xli) to A&B's Form 10-K for the year ended December 31, 2004).

         (liii) Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xlii) to A&B's Form 10-K for the year ended December 31, 2004).

         (liv) Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(liii) to A&B's Form 10-K for the year ended December 31, 2005).

         (lv) Amendment No. 3 dated July 7, 2006, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(lv) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (lvi) Right of First Refusal Agreement between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xliii) to A&B's Form 10-K for the year ended December 31, 2004).

         (lvii) Amendment No. 1 dated October 28, 2005, to Right of First Refusal Agreement between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(lv) to A&B's Form 10-K for the year ended December 31, 2005).

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

         (vi) Amendment No. 5 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(vi) to A&B's Form 10-Q for the quarter ended September 30, 2006).

         (vii) Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B's Form 10-K for the year ended December 31, 1988).

         (viii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxiv) to A&B's Form 10-K for the year ended December 31, 1991).

         (ix) Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 1992).

         (x) Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(ix) to A&B's Form 10-K for the year ended December 31, 2000).

         (xi) Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.b.1(xi) to A&B's Form 10-Q for the quarter ended September 30, 2006).

         (xii) Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

         (xiii) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 2000).

         (xiv) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xlvi) to A&B's Form 10-Q for the quarter ended March 31, 2002).

         (xv) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-Q for the quarter ended March 31, 2005).

         (xvi) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xiv) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xvii) Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xvii) to A&B's Form 10-Q for the quarter ended September 30, 2006).

         (xviii) Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xv) to A&B's Form 10-Q for the quarter ended June 30,
         2006).

         (xix) Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         (xx) Form of Non-Qualified Stock Option Agreement and Addendum pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xvi) to A&B's Form 10-Q for the quarter ended June 30,
         2006).

         (xxi) Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         (xxii) Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.1 to A&B's Form 8-K dated January 27, 2006).

         (xxiii) Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan.

         (xxiv) Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B's Form 10-Q for the quarter ended March 31, 1998).

         (xxv) Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xiii) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxvi) Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B's Form 10-Q for the quarter ended March 31, 2004).

         (xxvii) Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B's Form 10-Q for the quarter ended June 30, 2004).

         (xxviii) Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1(xxv) to A&B's Form 10-Q for the quarter ended September 30, 2006).

         (xxix) Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (xxx) Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B's Form 10-K for the year ended December 31, 1999).

         (xxxi) A&B Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxiv) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xxxii) A&B Excess Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxv) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xxxiii) A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xxxiv) A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvii) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xxxv) Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B's Form 10-K for the year ended December 31, 1994).

         (xxxvi) Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended September 30, 1998).

         (xxxvii) Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B's Form 10-K for the year ended December 31, 2000).

         (xxxviii) Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B's Form 10-K for the year ended December 31, 2004).

         (xxxix) Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B's Form 8-K dated February 23, 2005).

         (xl) Form of Agreement entered into with certain executive officers, effective January 1, 2006. Schedule to Form of Agreement entered into with certain executive officers (Exhibit 10.2 to A&B's Form 8-K dated January 27, 2006).
         (xli) Alexander & Baldwin, Inc. Executive Severance Plan, effective January 1, 2006 (Exhibit 10.3 to A&B's Form 8-K dated December 7,
         2005).

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

         (xlv) Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit
         10.2 to A&B's Form 8-K dated December 7, 2005).

         (xlvi) Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B's Form 10-K for the year ended December 31, 1992).

         (xlvii) Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B's Form 8-K dated December 7, 2005).

         (xlviii) Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B's Form 10-Q for the quarter ended June 30, 2006).

         (xlix) Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B's Form 10-Q for the quarter ended June 30, 1988).

         (l) Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B's Form 10-K for the year ended December 31, 1997).

         (li) Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B's Form 10-Q for the quarter ended June 30, 1998).

         (lii) Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B's Form 10-K for the year ended December 31, 2004).

21.      Subsidiaries.

         21. Alexander & Baldwin, Inc. Subsidiaries as of February 16, 2007.

23.      Consent of Deloitte & Touche LLP dated February 23, 2007.

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

                                  ALEXANDER & BALDWIN, INC.
                                  (Registrant)


Date:  February 23, 2007          By   /s/ W. Allen Doane
                                  ---------------------------------------------
                                  W. Allen Doane, Chairman of the Board,
                                  President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                Signature              Title                    Date
                ---------              -----                    ----
/s/ W. Allen Doane               Chairman of the Board,    February 23, 2007
--------------------------------
W. Allen Doane                   President and Chief
                                 Executive Officer and
                                 Director

/s/ Christopher J. Benjamin      Senior Vice President,    February 23, 2007
--------------------------------
Christopher J. Benjamin          Chief Financial Officer
                                 and Treasurer

/s/ Paul K. Ito                  Controller                February 23, 2007
--------------------------------
Paul K. Ito

/s/ W. Blake Baird               Director                  February 23, 2007
--------------------------------
W. Blake Baird

/s/ Michael J. Chun              Director                  February 23, 2007
--------------------------------
Michael J. Chun

/s/ Walter A. Dods, Jr.          Director                  February 23, 2007
--------------------------------
Walter A. Dods, Jr.

/s/ Charles G. King              Director                  February 23, 2007
--------------------------------
Charles G. King

/s/ Constance H. Lau             Director                  February 23, 2007
--------------------------------
Constance H. Lau

/s/ Douglas M. Pasquale          Director                  February 23, 2007
--------------------------------
Douglas M. Pasquale

/s/ Maryanna G. Shaw             Director                  February 23, 2007
--------------------------------
Maryanna G. Shaw

/s/ Jeffrey N. Watanabe          Director                  February 23, 2007
--------------------------------
Jeffrey N. Watanabe


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our report relating to the financial statements of Alexander & Baldwin, Inc. and subsidiaries and management's report on the effectiveness of internal control over financial reporting dated February 23, 2007, appearing in the Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2006.



/s/ Deloitte & Touche

Honolulu, Hawaii
February 23, 2007