Form 10-Q
period 2007-03-31
ALEXANDER & BALDWIN INC
filed 2007-05-02
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

Commission file number 0-565

ALEXANDER & BALDWIN, INC.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawaii 822 Bishop Street, Honolulu, Hawaii (Address of principal executive offices)	9680l 96813 (Zip Code)

(808) 525-6611

(Registrant’s telephone number, including area code)

N/A

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of March 31, 2007:	42,905,879

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per-share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Operating revenue	$385.0	$360.6

Costs and Expenses:
Costs of goods sold, services and rentals	307.9	293.4
Selling, general and administrative	37.6	35.8
Operating costs and expenses	345.5	329.2

Operating Income	39.5	31.4
Other Income and (Expense)
Equity in income of real estate affiliates	4.4	13.9
Interest income	1.0	2.2
Interest expense	(4.3)	(3.2)
Income Before Taxes	40.6	44.3
Income taxes	15.9	16.9
Income From Continuing Operations	24.7	27.4
Discontinued Operations (net of income taxes)	—	10.0

Net Income	$24.7	$37.4

Basic Earnings Per Share:
Continuing operations	$0.58	$0.62
Discontinued operations	—	0.23
Net income	$0.58	$0.85

Diluted Earnings Per Share:
Continuing operations	$0.58	$0.62
Discontinued operations	—	0.22
Net income	$0.58	$0.84

Average Number of Shares Outstanding	42.5	43.9
Average Number of Dilutive Shares Outstanding	42.9	44.3

See Notes to Condensed Consolidated Financial Statements

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Industry Segment Data, Net Income

(In millions)

	Three Months Ended
	March 31,
	2007	2006
Revenue:
Transportation:
Ocean transportation	$231.6	$219.3
Logistics services	102.9	108.4
Real Estate:
Leasing	28.8	24.6
Sales	6.5	23.8
Less amounts reported in discontinued
operations	—	(24.9)
Agribusiness	17.2	15.5
Reconciling Items	(2.0)	(6.1)
Total revenue	$385.0	$360.6

Operating Profit, Net Income:
Transportation:
Ocean transportation	$18.8	$18.3
Logistics services	5.6	4.7
Real Estate:
Leasing	15.0	12.1
Sales	8.8	27.1
Less amounts reported in discontinued
operations	—	(16.0)
Agribusiness	3.6	6.5
Total operating profit	51.8	52.7
Interest Expense	(4.3)	(3.2)
General Corporate Expenses	(6.9)	(5.2)
Income From Continuing Operations Before
Income Taxes	40.6	44.3
Income Taxes	(15.9)	(16.9)
Income From Continuing Operations	24.7	27.4
Discontinued Operations (net of income taxes)	—	10.0
Net Income	$24.7	$37.4

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$ 49	$ 45
Accounts and notes receivable, net	172	178
Inventories	36	19
Deferred income taxes	7	10
Prepaid expenses and other assets	28	33
Total current assets	292	285
Investments	150	149
Real Estate Developments	177	147
Property, at cost	2,514	2,485
Less accumulated depreciation and amortization	1,007	986
Property – net	1,507	1,499
Pension Assets	57	56
Other Assets	103	115
Total	$ 2,286	$ 2,251

LIABILITIES AND
SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$ 31	$ 41
Accounts payable	145	136
Other	85	80
Total current liabilities	261	257
Long-term Liabilities:
Long-term debt	413	401
Deferred income taxes	436	442
Liability for benefit plans	54	52
Other	72	72
Total long-term liabilities	975	967
Commitments and Contingencies
Shareholders’ Equity:
Capital stock	35	35
Additional capital	185	179
Accumulated other comprehensive loss	(18)	(19)
Retained earnings	859	843
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,050	1,027
Total	$ 2,286	$ 2,251

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities	$ 26	$ 40

Cash Flows from Investing Activities:
Capital expenditures	(14)	(47)
Proceeds from disposal of income-producing property,
investments, and other assets	6	30
Deposits into Capital Construction Fund	(10)	(21)
Withdrawals from Capital Construction Fund	8	3
Payments for purchases of investments	(4)	(12)
Proceeds from sale and maturity of investments	—	41
Net cash used in investing activities	(14)	(6)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	50	—
Payments of long-term debt	(49)	(2)
Proceeds from issuances of capital stock, including
excess tax benefit	2	3
Dividends paid	(11)	(10)
Net cash used in financing activities	(8)	(9)

Net Increase in Cash and Cash Equivalents$	$ 4	$ 25

Other Cash Flow Information:
Interest paid, net of amounts capitalized$	$ (4)	$ (4)
Income taxes refunded (paid) $	$ 12	$ 1

Other Non-cash Information:
Depreciation expense$	$ 23	$ 21
Tax-deferred property sales$	$ —	$ 21
Tax-deferred property purchases$	$ (12)	$ (8)

See Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)

The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s annual report filed on Form 10-K for the year ended December 31, 2006.

(2)

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), which is effective for the Company on January 1, 2008. SFAS No. 159 provides an option for companies to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS No. 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in value recognized in earnings. At this time, the Company has not completed its review and assessment of the impact upon adoption of SFAS No. 159.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s consolidated balance sheet at March 31, 2007, other than operating lease obligations, included the following (in millions):

Guarantee of HS&TC debt	(	a)	$ —
Standby letters of credit	(	b)	$ 23
Bonds	(	c)	$ 10
Benefit plan withdrawal obligations	(	d)	$ 66

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)

The Company is contingently liable for up to $21.5 million based on a portion of amounts outstanding under a $30 million Hawaiian Sugar & Transportation Cooperative (“HS&TC”) revolving credit line. This guarantee was issued before December 31, 2002, and therefore, is not subject to the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” No amounts were borrowed under HS&TC’s facility at the end of the first quarter.

(b)

Consists of letters of credit, totaling approximately $23 million, which enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. This balance also includes approximately $5 million of letters of credit related to certain of the Company’s real estate projects.

(c)

Consists of approximately $6 million in U.S. customs bonds, approximately $3 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

(d)

Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $66 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety or lender. To date, none of these indemnities has been called upon. The Company accounts for these indemnities in accordance with FIN 45. The fair values of the liabilities recorded by the Company in connection with the indemnities were not material.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, none of these guarantees has been called upon. The Company accounts for these completion guarantees in accordance with FIN 45. The fair values of the liabilities recorded by the Company in connection with the completion guarantees were not material.

Financing Agreement: On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential. In March 2007, the Company received $50 million that represented the second of three scheduled draws under the facility. The final currently scheduled draw of $25 million will be received in June 2007.

Litigation: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

(4)	Earnings Per Share (EPS): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2007	2006
Weighted average shares for basic EPS	42.5	43.9
Effect of dilutive securities:
Employee/director stock options and non-vested common stock	0.4	0.4
Weighted average shares for diluted EPS	42.9	44.3

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and non-vested common stock.

The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million and 0.1 million shares of common stock during the three months ended March 31, 2007 and March 31, 2006, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)	Share-Based Compensation: The Company’s various stock option plans are more fully described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission.

On January 24, 2007, the Company granted non-qualified stock options to purchase 279,739 shares of the Company’s common stock. The grant-date fair value of each stock option granted, using a Black-Scholes valuation model, was $10.91 using the following weighted average assumptions: volatility of 19.5%, risk-free interest rate of 4.8%, dividend yield of 2.1%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first quarter of 2007 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	Employee Plans		Directors’ Plans			Weighted	Weighted
			1998	1989		Average	Average	Aggregate
	1998	1989	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding December 31, 2006	1,234	27	266	30	1,557	$ 34.47
Granted	280	—	—	—	280	$ 48.19
Exercised	(31)	(11)	(6)	(9)	(57)	$ 27.29
Forfeited and expired	(2)	—	—	—	(2)	$ 35.19
Outstanding March 31, 2007	1,481	16	260	21	1,778	$ 36.86	6.7	$ 23,961

Exercisable March 31, 2007	1,028	16	135	21	1,200	$ 31.71	5.6	$ 22,153

On January 24, 2007, the Company granted approximately 166,000 shares of non-vested common stock that vest either (i) over three years, or (ii) after one year, provided certain performance targets are achieved. The grant-date fair value of the non-vested common stock was $48.19 per share. The following table summarizes non-vested common stock activity through March 31, 2007 (in thousands, except weighted-average, grant-date fair value amounts):

	Non-Vested	Weighted
	Common	Average
	Stock	Grant-Date
	Shares	Fair Value

Outstanding December 31, 2006	274	$ 47.28
Granted	166	$ 48.19
Vested	(149)	$ 48.57
Outstanding March 31, 2007	291	$ 47.14

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2007	2006
Share-based expense (net of estimated forfeitures):
Stock options	$ 0.8	$ 0.7
Non-vested common stock	2.1	1.2
Total share-based expense	2.9	1.9
Total recognized tax benefit	(0.7)	(0.5)
Share-based expense (net of tax)	$ 2.2	$ 1.4

(6)

Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company,

(iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain assets that are “held for sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

Discontinued operations were as follows (in millions):

Quarter Ended
March 31,
	2007	2006
Discontinued Operations (net of tax)
Sales of Assets	$ —	$ 9.3
Leasing Operations	$ —	$ 0.7
Total	$ —	$ 10.0

(7)	Other Comprehensive Income for the three months ended March 31, 2007 and 2006 was as follows (in millions):

Quarter Ended
March 31,
	2007	2006

Net Income	$ 24.7	$ 37.4
Company’s share of investee’s
minimum pension liability
adjustment	$ 0.1	$ —
Amortization of unrealized gain/loss	$ 0.3	$ —
Change in valuation of derivative	$ 0.1	$ 0.1
Comprehensive Income	$ 25.2	$ 37.5

(8)

Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2007 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The Components of Net Periodic Benefit Cost for the first quarters of 2007 and 2006 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006
Service Cost	$ 1.9	$ 1.8	$ 0.4	$ 0.2
Interest Cost	4.3	4.1	1.0	0.8
Expected Return on Plan Assets	(6.7)	(6.5)	—	—
Amortization of Prior Service Cost	0.1	0.1	—	—
Amortization of Net (Gain) Loss	0.2	0.4	(0.1)	0.3
Net Periodic Benefit Cost	$ (0.2)	$ (0.1)	$ 1.3	$ 1.3

The total year 2007 net periodic pension income is expected to be approximately $0.7 million. No contributions to the Company’s pension plans are expected to be required during 2007.

(9)

Income Taxes:  On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $2.3 million in the liability for unrecognized tax benefits, and a corresponding increase to retained earnings as of January 1, 2007. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s gross unrecognized tax benefits and related gross accrued interest totaled $10.0 million. Of this total, $8.0 million ($5.8 million net of the federal benefit on state issues) represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods, and $0.7 million represents gross accrued interest.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. There were no amounts accrued as penalties as of January 1, 2007. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company is no longer subject to U.S. federal income tax audits for years before 2003. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2001. Illinois income tax returns for 2003 and 2004 are currently under examination. The final outcome of this review is not determinable at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2006 annual report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s annual report on Form 10-K and its accompanying notes as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information. MD&A is presented in the following sections:

•	Business Overview
•	Consolidated Results of Operations
•	Analysis of Operating Revenue and Profit by Segment
•	Liquidity and Capital Resources

•	Economic and Business Outlook
•	Other Matters

BUSINESS OVERVIEW

Alexander & Baldwin, Inc. (“A&B”), founded in 1870, is a Hawaii diversified corporation headquartered in Honolulu that operates in five segments in three industries—Transportation, Real Estate, and Agribusiness (formerly Food Products).

Transportation: The Transportation industry is comprised of ocean transportation and integrated logistics service segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, other Pacific island, and China ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities.

The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, and expedited/air freight services.

Real Estate: The Real Estate business is comprised of two segments that have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment, a developer headquartered in the State of Hawaii, generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties.

Agribusiness: The Agribusiness industry, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s operations, electricity.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions, except per share amounts)	2007	2006	Change
Operating Revenue	$ 385.0	$ 360.6	7%
Operating Costs and Expenses	345.5	329.2	5%
Operating Income	39.5	31.4	26%
Other Income and (Expenses)	1.1	12.9	-91%
Income Before Taxes	40.6	44.3	-8%
Income taxes	(15.9)	(16.9)	-6%
Discontinued Operations	—	10.0	-100%
Net Income	$ 24.7	$ 37.4	-34%

Basic Earnings per Share	$ 0.58	$ 0.85	-32%
Diluted Earnings per Share	$ 0.58	$ 0.84	-31%

Consolidated operating revenue increased 7 percent, or $24.4 million, to $385.0 million for the first quarter of 2007 compared with the first quarter of 2006. This increase was due principally to $12.3 million in higher revenue for ocean transportation, $6.2 million in higher revenue from real estate leasing (excluding leasing revenue from assets classified as discontinued operations), $5.6 million in higher revenue from real estate sales (excluding property sales classified as discontinued operations), and $1.7 million in higher revenue for Agribusiness, partially offset by $5.5 million of lower revenue for logistics services. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses increased 5 percent, or $16.3 million, to $345.5 million for the first quarter of 2007 compared with the first quarter of 2006. This increase was due principally to $10.8 million of higher costs for the ocean transportation segment, $4.9 million of higher bulk raw sugar and power costs for the Agribusiness segment, and $1.8 million related to higher general and administrative costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) decreased $11.8 million, due primarily to $9.5 million in lower joint venture earnings in the first quarter of 2007 as a result of the sale of all 247 luxury condominium units through the Company’s Hokua joint venture in the first quarter of 2006, $1.2 million in lower interest income, and $1.1 million in higher interest expense.

Income taxes decreased by $1 million, principally due to lower income, but the decrease was partially offset by a higher effective tax rate of 39.2% for the first quarter of 2007 as compared to 38.0% for the first quarter of 2006. The higher effective tax rate in 2007 is principally due to the impact resulting from the application of FIN 48 in the first quarter of 2007. Additional information regarding the impact of FIN 48 is provided in Note 9 to the financial statements of Item 1 in this Form 10-Q.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Revenue	$ 231.6	$ 219.3	6%
Operating profit	$ 18.8	$ 18.3	3%
Operating profit margin	8.1%	8.3%
Volume (Units)
Hawaii containers	40,700	41,800	-3%
Hawaii automobiles	22,900	31,800	-28%
China containers	11,700	2,000	5.9	x
Guam containers*	3,400	3,400	—

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue increased 6%, or $12.3 million, to $231.6 million in the first quarter of 2007 compared with the first quarter of 2006. The increase was due principally to $17.1 million increase in revenue from the China service, $9.5 million increase related to favorable yields and cargo mix, principally in Hawaii, and a $4.1 million increase in fuel surcharge revenues. This increase was partially offset by a $13.1 million decrease related to lower volumes in the Hawaii service, and $6.4 million in lower charter revenue due to the expiration of the American President Lines, Ltd. alliance in February of 2006. Total Hawaii container volume in the first quarter of 2007 was lower than the first quarter of 2006, primarily reflecting reduced shipments in the lower-margin building materials segment as a result of increased competition from barge operators. Matson’s automobile volume for the quarter was 28 percent lower than the first quarter last year, due to reduced fleet and retail auto sales.

Ocean Transportation’s operating profit increased 3 percent, or $0.5 million, to $18.8 million in the first quarter of 2007 compared with the first quarter of 2006. The change in operating profit was primarily the result of the following increases in operating expenses, which partially offset revenue increases. Operations overhead increased $6.0 million, primarily due to higher equipment control costs which increased $4.6 million, and direct and indirect fuel costs increased $3.7 million. Equipment control expenses increased due to higher repositioning costs primarily related to higher volumes achieved in the China service. In addition to the cost increases cited, the quarter-over-quarter variance includes a $3.3 million benefit recognized in the first quarter of 2006 related to the sale of two surplus and obsolete vessels.

Logistics Services – First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Intermodal revenue	$ 65.7	$ 67.6	-3%
Highway revenue	$ 37.2	$ 40.8	-9%
Total revenue	$ 102.9	$ 108.4	-5%
Operating profit	$ 5.6	$ 4.7	19%
Operating profit margin	5.4%	4.3%

Logistics revenue decreased 5 percent, or $5.5 million, to $102.9 million in the first quarter of 2007 compared with the first quarter of 2006. This change was principally due to a decrease in Highway revenue, which decreased by 9 percent as a result of the loss of a truck brokerage agent in Minnesota through an acquisition by a competitor, but was partially offset by an increase in less-than-truckload freight. Intermodal rail revenue decreased by 3 percent, primarily due to a general softening across the domestic intermodal market, but was partially offset by higher revenue attributable to providing inland rail transportation to Matson’s China service customers.

Integrated logistics operating profit increased 19 percent, or $0.9 million, to $5.6 million in the first quarter of 2007 compared with the first quarter of 2006. Operating profit margin percentage increased to 5.4% in 2007 from 4.3% in 2006 due to various margin and yield improvement efforts in both the Intermodal and Highway lines of business. The positive margin improvements were partially offset by higher general and administrative expenses. Margins achieved in the first quarter of 2007 were significantly higher than in the first quarter of 2006 and may not be indicative of future results.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s management evaluates and makes decisions and allocates resources for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Real Estate Leasing – First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Revenue	$ 28.8	$ 24.6	17%
Operating profit	$ 15.0	$ 12.1	24%
Operating profit margin	52.1%	49.2%
Occupancy Rates:
Mainland	97%	97%	—
Hawaii	98%	98%	—
Leasable Space (million sq. ft.):
Mainland	3.9	3.7	5%
Hawaii	1.5	1.6	-6%

Real estate leasing revenue and operating profit for the first quarter of 2007, before subtracting amounts treated as discontinued operations, were 17 percent and 24 percent higher, respectively, than the amounts reported for the first quarter of 2006. Higher revenue and operating profit were primarily attributable to $1.7 million of nonrecurring items, the addition of three new property acquisitions that occurred subsequent to the first quarter of 2006, and improved performance at existing properties.

Real Estate Sales –First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Improved property sales	$ —	$ 15.7	-100%`
Development sales	$ —	$ 0.6	-100%
Unimproved/other property sales	$ 6.5	$ 7.5	-13%
Total revenue	$ 6.5	$ 23.8	-73%
Operating profit before joint ventures	$ 4.4	$ 13.2	-67%
Equity in earnings of joint ventures	$ 4.4	$ 13.9	-68%
Total operating profit	$ 8.8	$ 27.1	-69%

2007 First Quarter: Revenue from real estate sales was $6.5 million. Sales principally included $5.9 million related to a final payment on an installment sale of an agricultural parcel on Kauai. Joint venture income of $4.4 million for the quarter principally relates to sales at the Company’s Kai Malu residential joint venture development project on Maui.

2006 First Quarter: Revenue, before subtracting amounts treated as discontinued operations, from real estate sales was $23.8 million. Sales included a Maui office building, three commercial parcels on Maui, a commercial property on Oahu and a vacant parcel on Kauai. The first quarter operating profit benefited from $13.9 million of the Company’s share in net income and losses of joint ventures, including the Company’s share of sales of all 247 residential condominium units and a commercial space at its Hokua joint venture, and the sale of a Valencia, California land parcel by a separate joint venture.

Effect of Property Sales Mix on Operating Results: Operating results from period to period are significantly affected by joint venture income and the mix of property sales. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Real Estate Discontinued Operations – First quarter of 2007 compared with 2006

There were no sales of properties treated as discontinued operations in the first quarter of 2007. Revenue and operating profit related to discontinued operations for the first quarter of 2006 were as follows:

Quarter Ended March 31,
(dollars in millions, before tax)	2007	2006
Sales revenue	$ —	$ 22.9
Leasing revenue	$ —	$ 2.0
Sales operating profit	$ —	$ 15.0
Leasing operating profit	$ —	$ 1.0

Discontinued operations in the first quarter of 2006 included the sales of a Maui office building and several commercial parcels in Hawaii.

The leasing revenue and operating profit for the first quarter of 2006 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2006. There were no unsold properties that were classified as discontinued operations at the end of the 2007 first quarter.

AGRIBUSINESS (FORMERLY FOOD PRODUCTS)

Agribusiness – First quarter of 2007 compared with 2006

	Quarter Ended March 31,
(dollars in millions)	2007	2006	Change
Revenue	$ 17.2	$ 15.5	11%
Operating profit	$ 3.6	$ 6.5	-45%
Tons sugar produced	9,200	800	11.5	x

Agribusiness revenue increased 11 percent, or $1.7 million, to $17.2 million in the first quarter of 2007 compared with the first quarter of 2006, due principally to a $2.5 million increase as a result of higher bulk raw sugar volume, partially offset by a $1 million decrease resulting from lower specialty sugar sales volumes. Operating profit decreased 45%, or $2.9 million, to $3.6 million in the first quarter of 2007 due to higher power generation costs, lower margins on sugar sales, and lower power sales volumes.

Sugar production was higher in the first quarter of 2007 compared with the first quarter of 2006 because operations commenced one month later in 2006 and adverse weather conditions in the first quarter of 2006 hindered field and factory operations.

The operating results of the Agribusiness segment are highly dependent on a number of factors, including seasonality and weather conditions. Weather conditions represent one of the most important factors affecting operating results because weather conditions affects yields, volume of electricity generation, plantings, harvesting, and factory operations. Consequently, operating results from the Agribusiness segment will vary from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $26 million for the first quarter of 2007, compared with $40 million for the first quarter of 2006. This decrease was due principally to proceeds from the return on the Company’s investment in its Hokua joint venture development project that were received in the first quarter of 2006, as well as higher capital expenditures on real estate developments during the first quarter of 2007.

Cash Flows used in Investing Activities totaled $14 million for the first quarter of 2007, compared with $6 million used in the first quarter of 2006. The increase in cash used in Investing Activities in the first quarter of 2007 compared to the first quarter of 2006 was due principally to the return of Company’s investment in its Hokua joint venture development project in the first quarter of 2006 that largely offset higher 2006 capital expenditures, investments, and Capital Construction Fund deposits.

Capital expenditures for the first quarter of 2007 totaled $14 million compared with $47 million for the first quarter of 2006. The 2007 expenditures included $7 million for the purchase of transportation-related assets, $3 million for real estate related acquisitions, development and property improvements, and $4 million related to agricultural operations. The $14 million reported in Capital Expenditures on the Statement of Cash Flows for 2007 excludes $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for 2006 included $26 million for the purchase of transportation-related assets, primarily related to the new China service, $17 million for real estate related acquisitions, development, and property improvements, and $4 million of routine asset replacements for agricultural operations. The 2006 amounts reported in Capital Expenditures on the Statement of Cash Flows excluded $8 million of tax-deferred purchases.

Cash Flows used in Financing Activities totaled $8 million for the first quarter 2007, which was comparable with $9 million used for the first quarter 2006. On March 20, 2007, the Company completed the second of three draws on a private shelf agreement with Prudential Investment Management, Inc. The $50 million of proceeds were principally used to refinance borrowings under the Company’s short-term facilities on a long-term basis.

                The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next fiscal year, including working capital, capital expenditures, dividends, and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

Sources of Liquidity: Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company, comprised of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $245 million at March 31, 2007, an increase of $15 million from December 31, 2006. The increase was due primarily to $17 million of higher sugar and coffee inventories and $4 million in higher cash balances, partially offset by $6 million lower receivable balances. These fluctuations are due to normal operating activities.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Long-term debt, including current portion of long-term debt and current notes payable, was $444 million as of March 31, 2007 compared with $442 million at the end of 2006. As of March 31, 2007, available borrowings under these facilities totaled $474 million.

Working Capital: Working capital was $31 million at March 31, 2007, an increase of $3 million from the balance carried at the end of 2006. The increase in working capital was due primarily to $17 million in higher inventory balances, $10 million decrease in notes payable and current portion of long-term debt, and $4 million in higher cash balances. These increases were principally offset by a $15 million increase in income taxes payable and a $9 million increase in accounts payable balances.

Tax-Deferred Real Estate Exchanges: Sales – During the first quarter of 2007, there were no sales or condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. However, $5.9 million in proceeds from the receipt of the final payment under an installment sale collected in 2007 were utilized in a reverse 1031 exchange acquisition that occurred in 2006.

Purchases – During the first quarter of 2007, the Company utilized $12 million in proceeds from tax-deferred sales to purchase a newly constructed retail shopping center located in Las Colinas, Texas.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2007, there were no proceeds from tax-deferred sales that had not been reinvested.

The funds related to 1031 transactions are not included in the Statement of Cash Flows but are included as non-cash activities below the Statement. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of commitments, contingencies, and off-balance sheet arrangements at March 31, 2007 is described in Note 3 to the financial statements of Item 1 in this Form 10-Q.

ECONOMIC AND BUSINESS OUTLOOK

The Company operates in diverse industries in major global markets, and its operations are increasingly impacted by regional, national and international economic and market trends, as described below.

A majority of the Company’s operations continues to be centered in Hawaii and the Company’s performance is therefore influenced by the fundamentals of the Hawaii economy, which remain stable, according to recent economic forecasts. In 2007, Hawaii is expected to see continued, albeit moderated, growth in real personal income, visitor arrivals and job growth of 1.8 percent, 0.8 percent and 1.6 percent, respectively. (Source: University of Hawaii Economic Research Organization at www.uhero.hawaii.edu)

Through recent growth and diversification strategies, most notably Matson Navigation’s launch of its new China service and the expansion of real estate development activity in California, the Company is reducing its dependence on the Hawaii market. In 2007 and beyond, the Company will continue to explore growth opportunities that best leverage its operational expertise, maximize asset utilization, and deploy capital efficiently.

Transportation: Matson’s financial performance in the Hawaii service is impacted by the strength of Hawaii’s economy, which, as noted above, has moderated. The Company currently believes that its container volumes in Hawaii are likely to be generally consistent with prior year levels, but volumes could be further impacted by a greater-than-anticipated softening of the Hawaii economy. Matson also expects the trend in reduced auto volumes, which are principally due to market conditions, to continue, at least in the near-term.

The Company’s ocean transportation segment continues to be encouraged by the robust growth in its China-Long Beach service and by the market reception to its prospective expanded service offerings. China volume has surpassed expectations and this trend is expected to continue in line with the general export trade growth originating from Ningbo and Shanghai, the two ports served by Matson in this profitable trade lane. In addition, in the past quarter, Matson announced a premium expedited container service from China in partnership with J.B. Hunt Transport Services. The marketing and sales alliance provides brand awareness for Matson, expands its prospective customer universe, and may improve its ability to positively shape its cargo mix from China for higher yields and margins.

Financial performance in 2007 will be affected by cost increases related to International Longshore and Warehouse Union (“ILWU”) contractual increases, higher Hawaii labor benefits, and increases in container terminal throughput rates. In response to these anticipated increases, Matson continues to make operational improvements.

Matson Integrated Logistics (MIL) is forecast to produce strong earnings growth in 2007 through the capture of new business opportunities, extension of its product offerings, and expansion of its service area coverage. MIL formed a subsidiary in early April of 2007, Matson Global Distribution Services, which allows it to provide a more complete service offering, including warehousing and freight forwarding in select markets including China and the West Coast of the U.S. While this formation is not expected to affect 2007 profitability, this incremental step brings MIL closer to its strategic goal of becoming a full-service, third-party logistics company.

The positive impact from Matson’s focus on its China service, MIL growth initiatives, operational efficiencies, and cost containment is forecast to result in modest growth for the Transportation industry of 5-8 percent, which is slightly below the Company’s long-term goal, but consistent with a moderating economic environment.

Real Estate: Strong first quarter 2007 results for the real estate leasing portfolio reflect the continuing strength in the commercial real estate markets the Company serves in Hawaii and in select mainland locales. For the balance of 2007, the Company forecasts a positive market environment which is expected to support rent and occupancy levels. The Company expects that operating costs related to insurance, utilities, and property taxes will increase in 2007, but believes the demand for its properties will present opportunities for recapture of these increases. Overall, the Company expects steady year-over-year growth in the core performance of its leased portfolio in 2007.

While a moderation in transaction level and sales volume in Hawaii’s residential real estate markets has impacted short-term sales velocity, the financial impact has been mitigated by the Company’s underwriting discipline, which has reduced risk through binding contracts and phased development. In addition, while absorption has slowed at certain developments, the Company continues to sell properties at attractive prices, suggesting that the market is not overvalued. Given anticipated property sales and binding residential sales, the Company expects that full-year 2007 results will meet or exceed the Real Estate industry’s long-term annual growth target of 13-15 percent.

Agribusiness: In 2007, the Company expects only modest profitability, up to 3 percent, for its Agribusiness segment. Production costs of raw sugar, the segment’s main revenue component, continue to increase while revenue enhancement initiatives are limited by the domestic market for raw sugar and by trade agreement policies that impact supply. The Company believes that one of its primary growth initiatives—specialty sugar expansion—will help mitigate declining bulk raw sugar margins. The Company continues its evaluation of the expansion of its energy production capacity (primarily the production of ethanol through the use of cane by-products).

OTHER MATTERS

Dividends: The Company’s first quarter dividend of $0.25 per share to shareholders was paid on March 1, 2007 to shareholders of record on February 16, 2007. On April 25, 2007, the Company’s Board of Directors authorized an increase in the quarterly dividend from $0.25 per share to $0.29 per share, effective with the second quarter of 2007. The second quarter dividend is payable on June 7, 2007 to shareholders of record as of the close of business on May 10, 2007.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s most recently filed Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s most recently filed Form 10-K.

Officer and Management Changes: The following management changes were effective between January 1, 2007 and April 30, 2007.

Son-Jai Paik was named vice president, human resources of A&B, effective January 1, 2007.

Paul K. Ito was promoted to vice president and named assistant treasurer of A&B, effective April 1, 2007, and continues in the position of controller of A&B.

Kevin L. Halloran was promoted to vice president, corporate development and investor relations, effective April 26, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2006. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 6, 2007, the U.S. District Court for the Eastern District of Virginia dismissed the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center regarding work to be performed on Matson’s C-9 vessels in foreign and U.S. shipyards, because the preliminary ruling challenged in the complaint was not a final agency action and, therefore, was not ripe for judicial review. The Shipbuilders Council and Pasha may file another complaint when the Coast Guard takes final agency action by issuing a final rebuilding determination or granting an application for a coastwise endorsement for Matson’s C-9 vessel after the work is completed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2007	7,371 (1)	$47.42	--	--
Feb 1 - 28, 2007	50,130 (1)	$47.64	--	--
Mar 1 - 31, 2007	4,342 (1)	$51.10	--	--

(1)	Represents shares accepted in satisfaction of the exercise price of stock options or tax withholding obligations upon option exercises or the vesting of non-vested common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 26, 2007, the Company’s shareholders voted in favor of: (i) the election of nine directors to the Company’s Board of Directors, (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors, and (iii) the approval of the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

(i) Election of Directors	For	Withheld	Broker Non-Votes
W. Blake Baird	39,647,620	318,311	--
Michael J. Chun	39,059,855	906,076	--
W. Allen Doane	39,570,453	395,478	--
Water A. Dods, Jr.	39,566,581	399,350	--
Charles G. King	38,814,655	1,151,276	--
Constance H. Lau	39,639,924	326,007	--
Douglas M. Pasquale	39,637,759	328,172	--
Maryanna G. Shaw	39,044,410	921,521	--
Jeffrey N. Watanabe	38,080,422	1,885,509	--

(ii) Ratification of Appointment of Auditors	For	Against	Abstain	Broker Non-Votes
	39,706,283	183,405	76,586	--

(iii) Proposal to Approve 2007 Incentive Compensation Plan	For	Against	Abstain	Broker Non-Votes
	29,497,656	1,727,191	770,831	7,970,253

ITEM 5. OTHER INFORMATION

On April 26, 2007, at the 2007 Annual Meeting of Shareholders of Alexander & Baldwin, Inc., the shareholders approved the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (the “Plan”), which consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program, and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. The Plan serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan. Officers and employees, as well as independent consultants and contractors, of the Company’s parent or subsidiary companies are eligible to participate in the discretionary grant program, the stock issuance program, and the incentive bonus program. The non-employee members of the Board of Directors are also eligible to participate in these three programs, as well as the automatic grant program. 2,215,000 shares are initially reserved for issuance under the Plan. The Plan is further described in Appendix A of the Company’s Proxy Statement, dated March 12, 2007. The foregoing summary of the Plan is a general description only and is subject to the detailed terms of the Plan filed herewith as Exhibit 10.b.1.(xxxi) and incorporated herein by reference.

ITEM 6. EXHIBITS

10.b.1.(xxxi)	Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxii) Form of Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

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

ALEXANDER & BALDWIN, INC.

(Registrant)

Date:	April 30, 2007	/s/ Christopher J. Benjamin

Christopher J. Benjamin

Senior Vice President,

Chief Financial Officer and Treasurer

Date:	April 30, 2007	/s/ Paul K. Ito

Paul K. Ito

Vice President, Controller and

Assistant Treasurer

EXHIBIT INDEX

10.b.1.(xxxi)	Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxii) Form of Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

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