Form 10-Q
period 2007-06-30
ALEXANDER & BALDWIN INC
filed 2007-07-27
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of June 30, 2007:	42,989,386

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Operating revenue	$427.2	$416.0	$810.5	$775.1

Costs and Expenses:
Costs of goods sold, services and rentals	340.4	346.7	647.6	639.6
Selling, general and administrative	40.5	36.3	78.1	72.1
Operating costs and expenses	380.9	383.0	725.7	711.7

Operating Income	46.3	33.0	84.8	63.4
Other Income and (Expense):
Equity in income (loss) of real estate affiliates	7.2	(1.7)	11.6	12.2
Interest income	0.7	2.7	1.7	4.9
Interest expense	(4.1)	(3.0)	(8.4)	(6.2)
Income Before Taxes	50.1	31.0	89.7	74.3
Income taxes	(18.8)	(11.3)	(34.3)	(27.7)
Income From Continuing Operations	31.3	19.7	55.4	46.6
Discontinued Operations (net of income taxes)	0.7	10.5	1.3	21.0

Net Income	$32.0	$30.2	$56.7	$67.6

Basic Earnings Per Share:
Continuing operations	$0.73	$0.45	$1.30	$1.06
Discontinued operations	0.02	0.24	0.03	0.48
Net income	$0.75	$0.69	$1.33	$1.54

Diluted Earnings Per Share:
Continuing operations	$0.73	$0.44	$1.29	$1.05
Discontinued operations	0.01	0.24	0.03	0.48
Net income	$0.74	$0.68	$1.32	$1.53

Average Number of Basic Shares Outstanding	42.7	44.0	42.6	43.9
Average Number of Dilutive Shares Outstanding	43.1	44.3	43.0	44.3

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Industry Segment Data, Net Income

(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Transportation:
Ocean transportation	$253.1	$243.6	$484.7	$462.9
Logistics services	112.4	116.4	215.3	224.8
Real Estate:
Leasing	26.4	24.4	55.2	49.0
Sales	0.4	36.8	6.9	60.6
Less amounts reported in discontinued operations	(1.8)	(39.7)	(3.5)	(66.1)
Agribusiness	38.5	37.8	55.7	53.3
Reconciling Items	(1.8)	(3.3)	(3.8)	(9.4)
Total revenue	$427.2	$416.0	$810.5	$775.1

Operating Profit, Net Income:
Transportation:
Ocean transportation	$39.1	$24.4	$57.9	$42.7
Logistics services	5.5	5.3	11.1	10.0
Real Estate:
Leasing	12.3	12.2	27.3	24.3
Sales	4.5	10.9	13.3	38.0
Less amounts reported in discontinued operations	(1.1)	(16.8)	(2.1)	(33.8)
Agribusiness	0.5	3.1	4.1	9.6
Total operating profit	60.8	39.1	111.6	90.8
Interest Expense	(4.1)	(3.0)	(8.4)	(6.2)
General Corporate Expenses	(6.6)	(5.1)	(13.5)	(10.3)
Income From Continuing Operations Before Income Taxes	50.1	31.0	89.7	74.3
Income Taxes	(18.8)	(11.3)	(34.3)	(27.7)
Income From Continuing Operations	31.3	19.7	55.4	46.6
Discontinued Operations (net of income taxes)	0.7	10.5	1.3	21.0
Net Income	$32.0	$30.2	$56.7	$67.6

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions)

	June 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$52	$45
Accounts and notes receivable, net	181	178
Inventories	67	19
Deferred income taxes	7	10
Prepaid expenses and other assets	31	33
Total current assets	338	285
Investments	157	149
Real Estate Developments	211	147
Property, at cost	2,495	2,485
Less accumulated depreciation and amortization	1,022	986
Property – net	1,473	1,499
Pension Assets	58	56
Other Assets	103	115
Total	$2,340	$2,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$24	$41
Accounts payable	143	136
Other	86	80
Total current liabilities	253	257
Long-term Liabilities:
Long-term debt	459	401
Deferred income taxes	438	442
Liability for benefit plans	54	52
Other	73	72
Total long-term liabilities	1,024	967
Commitments and Contingencies
Shareholders’ Equity:
Capital stock	35	35
Additional capital	192	179
Accumulated other comprehensive loss	(20)	(19)
Retained earnings	867	843
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,063	1,027
Total	$2,340	$2,251

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities	$34	$40

Cash Flows from Investing Activities:
Capital expenditures	(45)	(87)
Proceeds from disposal of property and other assets	7	31
Deposits into Capital Construction Fund	(20)	(22)
Withdrawals from Capital Construction Fund	14	4
Purchases of investments	(5)	(20)
Sales of investments	--	41
Net cash used in investing activities	(49)	(53)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	100	70
Payments of long-term debt	(60)	(13)
Proceeds (payments) from short-term borrowings, net	--	23
Proceeds from issuances of capital stock, including excess tax benefit	5	3
Repurchase of capital stock	--	(72)
Dividends paid	(23)	(21)
Net cash provided by (used in) financing activities	22	(10)

Net Increase (Decrease) in Cash and Cash Equivalents	$7	$(23)

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(6)	$(6)
Income taxes refunded (paid)	(22)	(32)

Other Non-cash Information:
Depreciation expense	46	41
Tax-deferred real estate sales	--	58
Tax-deferred property purchases	(12)	(33)
Common stock dividends declared but not yet paid	12	11

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

(2)

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159 (“SFAS No. 159”), which is effective for the Company on January 1, 2008. SFAS No. 159 provides an option for companies to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS No. 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in value recognized in earnings. At this time, the Company has not completed its review and assessment of the impact upon adoption of SFAS No. 159.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 06-11 will have a material impact on its financial position, results of operations, or cash flows.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s balance sheet at June 30, 2007, other than operating lease obligations, included the following (in millions):

Guarantee of HS&TC debt	(a)	$8
Standby letters of credit	(b)	$23
Bonds	(c)	$11
Benefit plan withdrawal obligations	(d)	$66

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)	The Company is contingently liable for up to $21.5 million based on a portion of amounts outstanding under a $30 million Hawaiian Sugar &

Transportation Cooperative (“HS&TC”) revolving credit line. This guarantee was issued before December 31, 2002, and therefore, is not subject to the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As of June 30, 2007, $8 million was borrowed under HS&TC’s facility.

(b)

Consists of letters of credit, totaling approximately $23 million, which enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. This balance also includes approximately $5 million of letters of credit related to certain of the Company’s real estate projects.

(c)

Consists of approximately $6 million in U.S. customs bonds, approximately $4 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

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

Financing Agreement: On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential. In March 2007, the Company received $50 million that represented the second of three scheduled draws under the facility. In June 2007, the Company received $25 million that represented the third and final draw of three scheduled draws under the facility. As of June 30, 2007 approximately $100 million was available under the facility.

Litigation: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Denominator for basic EPS – weighted average shares	42.7	44.0	42.6	43.9
Effect of dilutive securities:
Employee/director stock options and non-vested common stock	0.4	0.3	0.4	0.4
Denominator for diluted EPS – weighted average shares	43.1	44.3	43.0	44.3

Basic earnings per share is computed based on the weighted-average number of common shares outstanding. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, non-vested common stock, and restricted stock units.

The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.2 million shares of common stock for the six months ended June 30, 2007. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.2 million shares of common stock for both the three months and six months ended June 30, 2006. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive to diluted EPS.

(5)

Share-Based Compensation: On April 26, 2007, the Company’s shareholders approved the 2007 Incentive Compensation Plan (the “2007 Plan”) which serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. The approval of the 2007 Plan did not affect any options or stock issuances outstanding under the Predecessor Plans. To the extent any of those options subsequently terminate unexercised or those stock issuances are forfeited prior to vesting, the number of shares of common stock subject to those terminated options, together with the forfeited shares, will be added to the share reserve available for issuance under the 2007 Plan, up to an additional 750,000 shares. However, no further awards may be made under the Predecessor Plans subsequent to the approval of the 2007 Plan.

The 2007 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs. Those programs are more fully described below.

Discretionary Grant Program – Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100% of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. The Company estimates the grant-date fair value of its stock options using a Black-Scholes valuation model.

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Generally, time-based equity awards vest ratably over three years and performance-based equity awards vest after one year, provided that certain corporate goals are achieved.

Automatic Grant Program - The Automatic Grant Program supersedes and replaces the Company’s 1998 Non-Employee Director Stock Option Plan and the Non-Employee Director Stock Retainer Plan. At each annual shareholder meeting, non-employees directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

The shares of common stock authorized to be issued under the 2007 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

The Company’s Predecessor Plans are more fully described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission.

On January 24, 2007, the Company granted non-qualified stock options to purchase 279,739 shares of the Company’s common stock under the Predecessor Plans. The grant-date fair value of each stock option granted, using a Black-Scholes valuation model, was $10.91 using the following weighted average assumptions: volatility of 19.5%, risk-free interest rate of 4.8%, dividend yield of 2.1%, and expected term of 5.8 years. On June 27, 2007, the Company granted non-qualified stock options to purchase 3,132 shares of the Company’s common stock under the 2007 Plan. The grant-date fair value of each stock option granted, using a Black-Scholes valuation model, was $11.75 using the following weighted average assumptions: volatility of 19.0%, risk-free interest rate of 5.0%, dividend yield of 2.2%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first half of 2007 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

	Employee Plans			Directors’ Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	1998	1989	2007	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding December 31, 2006	1,234	27	--	266	30	1,557	$ 34.47
Granted	280	--	3	--	--	283	$ 48.24
Exercised	(106)	(11)	--	(6)	(18)	(141)	$ 29.47
Forfeited and expired	(2)	--	--	--	--	(2)	$ 35.19
Outstanding June 30, 2007	1,406	16	3	260	12	1,697	$ 37.18	6.5	$ 27,381

Exercisable June 30, 2007	951	16	--	199	12	1,178	$ 32.25	5.5	$ 24,808

The following table summarizes non-vested common stock and restricted stock unit activity through June 30, 2007 (in thousands, except weighted-average, grant-date fair value amounts):

	Predecessor
	Plans		2007
	Non-Vested	Weighted	Plan	Weighted
	Common	Average	Restricted	Average
	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Units	Fair Value

Outstanding December 31, 2006	274	$ 47.28	--	$ --
Granted	166	$ 48.19	17	$ 54.27
Vested	(150)	$ 48.39	--	$ --
Outstanding June 30, 2007	290	$ 47.16	17	$ 54.27

A portion of the above awards are time-based awards and vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest after one year, provided certain performance targets are achieved.

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Share-based expense (net of estimated forfeitures):
Stock options	$0.7	$0.7	$1.5	$1.4
Non-vested common stock/Restricted stock units	3.1	1.4	5.2	2.6
Total share-based expense	3.8	2.1	6.7	4.0
Total recognized tax benefit	(0.9)	(0.5)	(1.6)	(1.0)
Share-based expense (net of tax)	$2.9	$1.6	$5.1	$3.0

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

Discontinued operations were as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Discontinued Operations (net of tax)
Sales of Assets	$--	$9.4	$--	$18.7
Leasing Operations	0.7	1.1	1.3	2.3
Total	$0.7	$10.5	$1.3	$21.0

(7)	Other Comprehensive Income for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Income	$32.0	$30.2	$56.7	$67.6
Company’s share of investee’s minimum pension liability adjustment	(1.2)	--	(1.1)	0.1
Other	(0.4)	(0.1)	--	(0.1)
Comprehensive Income	$30.4	$30.1	$55.6	$67.6

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

The Components of Net Periodic Benefit Cost for the second quarters of 2007 and 2006 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006

Service Cost	$1.7	$1.9	$--	$0.2
Interest Cost	4.4	4.1	0.5	0.8
Expected Return on Plan Assets	(7.7)	(6.5)	--	--
Amortization of Prior Service Cost	0.1	0.1	--	--
Amortization of Net (Gain) Loss	(0.2)	0.4	(0.1)	0.3
Net Periodic Benefit Cost	$(1.7)	$--	$0.4	$1.3

The Components of Net Periodic Benefit Cost (Income) for the first half of 2007 and 2006 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006

Service Cost	$3.6	$3.7	$0.4	$0.5
Interest Cost	8.7	8.2	1.5	1.6
Expected Return on Plan Assets	(14.4)	(13.0)	--	--
Amortization of Prior Service Cost	0.2	0.2	--	--
Amortization of Net (Gain) Loss	--	0.8	(0.2)	0.5
Net Periodic Benefit Cost (Income)	$(1.9)	$(0.1)	$1.7	$2.6

The 2007 return on plan assets is expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension credit of approximately $3.9 million for 2007. No contributions to the Company’s pension plans are expected to be required during 2007.

(9)

Income Taxes:  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (FIN 48), and FASB Staff Position (“FSP”) No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP 48-1”), an amendment to FIN 48, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $2.3 million in the liability for unrecognized tax benefits, and a corresponding increase to the January 1, 2007 balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s gross unrecognized tax benefits and related gross accrued interest totaled $10.0 million. Of this total, $8.0 million ($5.8 million net of the federal benefit on state issues) represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods, and $0.7 million represents gross accrued interest.

During the six month period ended June 30, 2007, the gross unrecognized tax benefit was increased by $0.9 million for uncertain tax positions existing as of the date of adoption, and decreased by $1.6 million due to the effective settlement of state tax issues, of which $1.2 million had a favorable impact on the Company’s effective tax rate for the year.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. There were no amounts accrued as penalties.

The Company is no longer subject to U.S. federal income tax audits for years before 2003. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2001. During the quarter ended June 30, 2007, an audit of state income tax returns for 2003 and 2004 was concluded and effectively settled. The final outcome of this review is a payment of $0.2 million.

(10)	Subsequent Events:

On July 5, 2007, the Goldman Sachs Group Inc. announced plans to purchase 49 percent of Seattle-based Carrix Inc., the ultimate parent of SSA Terminals, LLC, an equity-method investment in which Matson has a 35 percent interest.

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

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s annual report on Form 10-K and its accompanying notes as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information. MD&A is presented in the following sections:

•	Business Overview
•	Consolidated Results of Operations
•	Analysis of Operating Revenue and Profit by Segment
•	Liquidity and Capital Resources
•	Business Outlook
•	Other Matters

BUSINESS OVERVIEW

Alexander & Baldwin, Inc. (“A&B”), founded in 1870, is a multi-industry corporation headquartered in Honolulu that operates in five segments in three industries—Transportation, Real Estate, and Agribusiness (formerly Food Products).

Transportation: The Transportation industry is comprised of ocean transportation and logistics service segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities.

The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, and expedited/air freight services.

Real Estate: The Real Estate industry consists of two segments, both of which have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment, a developer headquartered in the State of Hawaii, generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties.

Agribusiness: The Agribusiness industry, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s operations, electricity.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Operating Revenue	$427.2	$416.0	3%
Operating Costs and Expenses	380.9	383.0	-1%
Operating Income	46.3	33.0	40%
Other Income and (Expenses)	3.8	(2.0)	NM
Income Before Taxes	50.1	31.0	62%
Income Taxes	(18.8)	(11.3)	66%
Discontinued Operations (net of income taxes)	0.7	10.5	-93%
Net Income	$32.0	$30.2	6%

Basic Earnings per Share	$0.75	$0.69	9%
Diluted Earnings per Share	$0.74	$0.68	9%

Operating revenue for the second quarter of 2007 increased $11.2 million, or 3 percent, compared with the second quarter of 2006. This increase was due principally to $9.5 million higher revenue for ocean transportation, $3.2 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), and $0.7 million higher revenue for Agribusiness, partially offset by $4.0 million lower logistics services revenue. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the second quarter of 2007 decreased $2.1 million, or 1 percent, compared with the second quarter of 2006 due to $10.5 million in lower operating costs for ocean transportation, partially offset by $4.2 million increase in selling, general and administrative costs principally related to personnel costs and $3.6 million increase in Agribusiness production costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) increased $5.8 million, primarily due to $8.9 million in higher joint venture earnings in the second quarter of 2007 resulting principally from sales at Kai Malu and a commercial property sale by the Company’s Centre Point joint venture.

Income taxes for the second quarter of 2007 were higher than the second quarter of 2006 on an absolute and percentage basis due to higher income and a change in the effective income tax rate.

The effective income tax rate for the full year is expected to be higher than the rate applicable to the second quarter of 2007 because of the favorable impact in the quarter from the recognition of $1.2 million in unrecognized tax benefits resulting from the effective settlement of a state tax issue.

Consolidated – First half of 2007 compared with 2006

	Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Operating Revenue	$810.5	$775.1	5%
Operating Costs and Expenses	725.7	711.7	2%
Operating Income	84.8	63.4	34%
Other Income and (Expenses)	4.9	10.9	-55%
Income Before Taxes	89.7	74.3	21%
Income Taxes	(34.3)	(27.7)	24%
Discontinued Operations (net of income taxes)	1.3	21.0	-94%
Net Income	$56.7	$67.6	-16%

Basic Earnings per Share	$1.33	$1.54	-14%
Diluted Earnings per Share	$1.32	$1.53	-14%

Operating revenue for the first half of 2007 increased $35.4 million, or 5 percent, compared with the first half of 2006. This increase was due principally to $21.8 million higher revenue for ocean transportation, $9.1 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), $6.0 million in higher revenue from real estate sales (after excluding revenue from discontinued operations), and $2.4 million in higher revenue for Agribusiness, partially offset by $9.5 million lower logistics services revenue. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Operating costs and expenses for the first half of 2007 increased $14.0 million, or 2 percent, compared with the first half of 2006 due to $8.1 million in higher production costs for Agribusiness, $6.0 million increase in selling, general and administrative costs, and $3.5 million in higher costs for the real estate segment, partially offset by $7.0 million in lower costs for ocean transportation. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) decreased $6.0 million in the first half of 2007 compared with the first half of 2006, due primarily to $3.2 million in lower interest income, $2.2 million in higher interest expense and $0.6 million in lower joint venture earnings.

Income taxes in the first half of 2007 were higher than the first half of 2006 due primarily to the same factors cited for the second quarter increase.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Second quarter of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$253.1	$243.6	4%
Operating profit	$39.1	$24.4	60%
Operating profit margin	15.4%	10.0%
Volume (Units)
Hawaii containers	42,400	44,600	-5%
Hawaii automobiles	23,200	33,800	-31%
China containers	13,800	7,500	84%
Guam containers*	3,700	3,400	9%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue for the second quarter of 2007 increased $9.5 million, or 4 percent, compared with the second quarter of 2006. Of this increase, approximately $10.6 million was due to improved yields and cargo mix, $5.8 million was due to overall container volume increases for Matson’s services, and $1.8 million was due to increases in fuel surcharge revenues. These increases were partially offset by approximately $3.9 million in lower government charter service revenue and $3.2 million in lower purchased transportation revenue.

Total Hawaii container volume was down 5 percent from the second quarter of 2006, reflecting a moderation in the rate of growth for the Hawaii economy and reduced shipments in the lower-margin buildings segment. Matson’s Hawaii automobile volume for the quarter was 31 percent lower than the second quarter of last year, due primarily to lower rental fleet turnover and slower retail auto sales. China container volume increased 84 percent in the second quarter of 2007 compared with the second quarter of 2006, primarily due to the ramp-up of the China service which began late in the first quarter of 2006. Guam container volumes increased 9 percent due to increased economic activity in the region.

Operating profit for the second quarter of 2007 increased $14.7 million, or 60 percent, compared with the second quarter of 2006. This increase was primarily the result of revenue increases described above and from the following operating expense changes, which augmented revenue increases. Vessel costs decreased $6.5 million, primarily due to fleet optimization initiatives, resulting in fewer vessel days in line with the lower automobile and container volumes in the Hawaii service, and lower charter costs as a result of the off-hire of the M.V. Greatland late in the first quarter of 2007. Additionally, Hawaii terminal costs decreased $1.7 million due to lower Hawaii auto and container volumes. These cost decreases were partially offset by $2.5 million in higher depreciation expense from the acquisition of a new vessel in July 2006 and other equipment purchases, as well as $1.9 million primarily due to higher container repositioning costs resulting from increased China inland volumes. Additionally, earnings from Matson’s SSAT joint venture contributed $0.8 million more in the second quarter of 2006 compared with the second quarter of 2007. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Matson’s operating margin of 15.4% for the quarter was higher than historical averages, principally due to fleet optimization and cost containment initiatives. Matson expects operating margins to moderate, in line with historical levels, for the balance of the year due to limited additional opportunities for fleet redeployment due to dry-dockings scheduled for the second half of 2007.

Ocean Transportation – First half of 2007 compared with 2006

Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$484.7	$462.9	5%
Operating profit	$57.9	$42.7	36%
Operating profit margin	11.9%	9.2%
Volume (Units)
Hawaii containers	83,100	86,400	-4%
Hawaii automobiles	46,100	65,600	-30%
China containers	25,500	9,500	2.7	x
Guam containers*	7,100	6,800	4%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue for the first half of 2007 increased $21.8 million, or 5 percent, compared with the first half of 2006. Of this increase, approximately $19.7 million was due to improved yields and cargo mix, $10.3 million was due to overall container volume increases for Matson’s services, and $6.0 million was due to an increase in fuel surcharge revenues. These increases were partially offset by $6.4 million of lower vessel charter revenue resulting from the expiration of the APL Alliance in the first quarter of 2006, $3.5 million in lower government charter service revenue, and $3.3 million related to a gain recognized in 2006 on the sale of two surplus and obsolete vessels. Container and auto volume changes were due to the same factors cited for the quarter.

Operating profit for the first half of 2007 increased $15.2 million, or 36 percent, compared with the first half of 2006. This increase was primarily the result of revenue increases described above and from the following operating expense changes, which partially offset revenue increases. Operations overhead increased $8.1 million, primarily due to container repositioning costs arising as a result of increased China inland volumes, depreciation increased $4.3 million due to the acquisition of a new vessel in July 2006 and other equipment purchases, and general and administrative costs increased $1.4 million due principally to higher personnel costs. The year-over-year variance was also negatively impacted by a $3.3 million gain in 2006 on the sale of two surplus and obsolete vessels. Lower volumes in the Hawaii service were partially offset by $4.2 million in lower vessel expenses due to fleet optimization initiatives, as well as lower Hawaii terminal costs, which decreased $1.8 million due to lower Hawaii auto and container volumes.

Logistics Services – Second quarter of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Intermodal revenue	$72.4	$73.3	-1%
Highway revenue	40.0	43.1	-7%
Total Revenue	$112.4	$116.4	-3%
Operating profit	$5.5	$5.3	4%
Operating profit margin	4.9%	4.6%

Logistics revenue for the second quarter of 2007 was $4.0 million, or 3 percent, lower than the second quarter of 2006. This change was principally due to a decrease in Highway revenue, which decreased by 7 percent as a result of the loss of a truck brokerage agent in Minnesota through an acquisition by a competitor, but was partially offset by an increase in less-than-truckload freight and expedited services. Intermodal rail revenue decreased by 1 percent, primarily due to a general softening across the intermodal market, but was partially offset by higher revenue attributable to providing inland rail transportation to Matson’s China service customers.

Logistics operating profit for the second quarter of 2007 was $0.2 million, or 4 percent, higher than the second quarter of 2006. The operating profit margin percentage increased to 4.9% in 2007 from 4.6% in 2006 due to various margin and yield improvement efforts in both the Intermodal and Highway lines of business. The positive margin improvements were partially offset by higher general and administrative expenses and lower volumes.

Logistics Services – First half of 2007 compared with 2006

	Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Intermodal revenue	$138.1	$140.9	-2%
Highway revenue	77.2	83.9	-8%
Total Revenue	$215.3	$224.8	-4%
Operating profit	$11.1	$10.0	11%
Operating profit margin	5.2%	4.4%

Logistics revenue for the first half of 2007 was $9.5 million, or 4 percent, lower than the first half of 2006. This change was principally due to a decrease in Highway and Intermodal revenue, which decreased by 8 percent and 2 percent, respectively, due to the same factors cited for the quarter.

Logistics operating profit for the first half of 2007 was $1.1 million, or 11 percent, higher than the first half of 2006. The operating profit improvement was the result of the same factors cited for the second quarter increase.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s management evaluates and makes decisions regarding capital allocation for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate sales results may not provide a consistent, measurable barometer of future performance because results from period to period are significantly affected by joint venture income and the mix of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Real Estate Leasing – Second quarter of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$26.4	$24.4	8%
Operating profit	$12.3	$12.2	1%
Operating profit margin	46.6%	50.0%
Occupancy Rates:
Mainland	97%	98%	-1%
Hawaii	98%	98%	--%
Leasable Space (million sq. ft.):
Mainland	3.9	3.7	5%
Hawaii	1.5	1.5	--%

Real estate leasing revenue and operating profit for the second quarter of 2007, before subtracting amounts treated as discontinued operations, were 8 percent and 1 percent higher, respectively, than the amounts reported for the second quarter of 2006. These increases were due principally to $2.3 million of revenue and $0.9 million of contribution margin from four properties acquired during or subsequent to the second quarter of 2006, higher common area maintenance recoveries, and higher leasing activity at existing properties. These increases were partially offset by the sale of three commercial properties during or subsequent to the second quarter of 2006, higher operating costs, including depreciation, increases in real property and other non-income related taxes, and utility costs, and higher interest income on tax deferred exchange proceeds in 2006.

Real Estate Leasing – First half of 2007 compared with 2006

	Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$55.2	$49.0	13%
Operating profit	$27.3	$24.3	12%
Operating profit margin	49.5%	49.6%
Occupancy Rates:
Mainland	97%	97%	--%
Hawaii	98%	98%	--%

Real estate leasing revenue and operating profit for the first half of 2007 were 13 percent and 12 percent higher, respectively, than the amounts reported for the first half of 2006. These increases were due to the same reasons as cited for the quarter as well as $1.7 million of nonrecurring items recorded in the first quarter of 2007.

Real Estate Sales – Second quarter and first half of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Improved property sales	$--	$35.6	-100%
Development sales	--	--	--%
Unimproved/other property sales	0.4	1.2	-67%
Total revenue	$0.4	$36.8	-99%
Operating profit (loss) before joint ventures	$(2.7)	$12.6	NM
Earnings from joint ventures	7.2	(1.7)	NM
Total operating profit	$4.5	$10.9	-59%

	Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Improved property sales	$--	$51.3	-100%
Development sales	--	0.6	-100%
Unimproved/other property sales	6.9	8.7	-21%
Total revenue	$6.9	$60.6	-89%
Operating profit before joint ventures	$1.7	$25.8	-93%
Earnings from joint ventures	11.6	12.2	-5%
Total operating profit	$13.3	$38.0	-65%

2007 Second Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $0.4 million. Operating profit for the second quarter of 2007 included $7.2 million, representing the Company’s share of joint venture earnings (which are not included in revenue for the segment), principally related to sales at the Company’s Kai Malu residential joint venture development on Maui and the sale of a portion of underlying property of the Centre Pointe commercial joint venture development in Valencia, California. In the second quarter of 2007, the Company executed a contract to sell a four-acre land parcel ground leased to a retail tenant in Honolulu. The closing of this transaction, and the associated recognition of revenue and operating profit, is expected to occur in the third or fourth quarter of 2007. Separately, the Company also executed a contract in the second quarter to sell two retail centers on Maui that is expected to close in late 2007 or early 2008.

2007 First Half: Revenue for the first half of 2007 also included first quarter revenue of $6.5 million, principally related to the final payment on an installment sale of an agricultural parcel on Kauai. Operating profit for the first half of 2007 also included $11.6 million for the Company’s earnings from its real estate joint ventures, generated principally from the Kai Malu and Centre Pointe projects cited for the second quarter.

2006 Second Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $36.8 million and consisted principally of the sale of two retail centers in Phoenix, Arizona and one commercial parcel on Maui. Operating profit for the second quarter of 2006 included the Company’s share of $1.7 million in marketing and other operating expenses of its real estate joint ventures.

2006 First Half: Revenue for the first half of 2006 also included first quarter revenue of $23.8 million, principally related to the sales of a Maui office building, four commercial parcels on Maui, a commercial property on Oahu and a vacant parcel on Kauai. Operating profit for the first half of 2006 also included $12.2 million for the Company’s earnings from its real estate joint ventures. The $12.2 million in joint venture earnings principally relates to a portion of the Company’s earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in the first quarter.

Real Estate Discontinued Operations – 2007 compared with 2006

The revenue and operating profit related to discontinued operations for the second quarter and first half of 2007 and 2006 were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, before tax)	2007	2006	2007	2006
Sales revenue	$--	$36.7	$--	$59.7
Leasing revenue	$1.8	$3.0	$3.5	$6.4
Sales operating profit	$--	$15.0	$--	$30.0
Leasing operating profit	$1.1	$1.8	$2.1	$3.8

2007: The revenue and expenses of four commercial properties on Maui and land leased to a retail tenant on Oahu have been classified as discontinued operations because of the Company’s plan to sell these properties.

2006: The revenue and operating profit from the sale of two retail centers in Arizona, an office building on Maui, and various other commercial parcels in Hawaii were included in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2007 and the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The leasing revenue and operating profit for the second quarter and first half of 2006 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2006.

AGRIBUSINESS INDUSTRY

Agribusiness – Second quarter of 2007 compared with 2006

	Quarter Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$38.5	$37.8	2%
Operating profit	$0.5	$3.1	-84%
Tons sugar produced	63,000	61,400	3%

Agribusiness revenue for the second quarter of 2007 increased $0.7 million, or 2 percent, compared with the second quarter of 2006. The increase was due mainly to $1.1 million in soil sales, $0.6 million in higher specialty sugar sales volume, and $0.5 million in higher trucking services revenue, partially offset by $1.4 million in lower revenue from lower raw sugar sales due to lower prices.

Operating profit for the second quarter of 2007 decreased $2.6 million, or 84 percent, compared with the second quarter of 2006. The decrease was principally due to $3.5 million in lower bulk raw sugar margins, as a result of lower sugar prices and higher production costs per ton, which is due principally to production volumes that are expected to be lower for the year than originally estimated. The decrease was partially offset by $1.1 million in soil sales.

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

Agribusiness – First half of 2007 compared with 2006

	Six Months Ended June 30,
(dollars in millions)	2007	2006	Change
Revenue	$55.7	$53.3	5%
Operating profit	$4.1	$9.6	-57%
Tons sugar produced	72,200	62,200	16%

Agribusiness revenue for the first half of 2007 increased $2.4 million, or 5 percent, compared with the first half of 2006. The increase was principally due to $1.1 million in higher bulk raw sugar sales volumes that were partially offset by lower sugar prices, $1.1 million in soil sales, and $1.1 million in higher trucking and related other revenues, partially offset by $1.2 million in lower power revenue due to lower volumes.

Operating profit for the first half of 2007 decreased $5.5 million, or 57 percent, compared with the first half of 2006. The decrease in operating profit was primarily due to $4.5 million in lower bulk raw sugar margins, as a result of lower sugar prices and higher production costs per ton, which is due principally to production volumes that are expected to be lower for the year than originally estimated. The decrease in operating profit was also due to $2.4 million in lower power sales margins, principally from $1.4 million in lower volumes, and $0.7 million of repair costs. These decreases were partially offset by $1.8 million in higher soil sales, land rent, and quarry royalties.

Sugar production was 16 percent higher in 2007 than in 2006 because more acres were harvested, but was partially offset by lower yields. The company harvested more acres in 2007 because operations commenced two weeks earlier, as planned by the Company, and because of an increase in the average acres harvested per week.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $34 million for the first half of 2007, compared with $40 million for the first half of 2006. This decrease was due principally to proceeds from the return on the Company’s investment in its Hokua joint venture development project that were received in the first quarter of 2006, as well as higher expenditures on real estate developments, principally for the construction of the Keola Lai condominium project, during the first half of 2007. The decrease was partially offset by better performance in ocean transportation.

Cash Flows used in Investing Activities totaled $49 million for the first half of 2007, compared with $53 million used in the first half of 2006. The decrease in cash used in Investing Activities in the first half of 2007 compared to the first half of 2006 was due principally to lower capital expenditures in 2007 related to ocean transportation.

Capital expenditures for the first half of 2007 totaled $45 million compared with $87 million for the first half of 2006. The 2007 expenditures included $33 million for the purchase of ocean transportation-related assets, $6 million for real estate related acquisitions, development and property improvements, and $6 million related to agricultural operations. The $45 million reported in Capital Expenditures on the Statement of Cash Flows for 2007 excludes $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for 2006 included $46 million for the purchase of ocean transportation-related assets, primarily related to the new China service, $33 million for real estate related acquisitions, development, and property improvements, and $6 million of routine asset replacements for agricultural operations. The 2006 amounts reported in Capital Expenditures on the Statement of Cash Flows excluded $33 million of tax-deferred purchases.

Cash Flows provided by Financing Activities were $22 million for the first half of 2007, compared with $10 million used for the first half of 2006. The increase in cash flows from Financing Activities was principally due to scheduled borrowings totaling $75 million under the Company’s private shelf agreement with Prudential Investment Management, Inc. and $25 million borrowed under the Company’s DnB NOR Bank ASA credit facility. The increase in Financing cash flows were partially offset by $60 million in long-term debt repayments and $23 million in dividend payments.

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

Sources of Liquidity: Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company, comprised of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $250 million at June 30, 2007, an increase of $20 million from December 31, 2006. The increase was due primarily to $11 million of higher sugar inventories, $7 million in higher cash balances, and $3 million in higher receivable balances. These fluctuations are due to normal operating activities.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of June 30, 2007, available borrowings under these facilities totaled $422 million.

Balance Sheet: Working capital was $85 million at June 30, 2007, an increase of $57 million from the balance carried at the end of 2006. The increase in working capital was due primarily to higher real estate held for sale balances, higher sugar inventories, and higher cash balances, and accrued deposits to the CCF.

Cash and cash equivalents totaled $52 million at the end of the second quarter compared with $45 million at the beginning of the year. The higher cash balance is due principally to higher earnings from Matson and borrowings under the Company’s credit facilities, partially offset by capital expenditures.

Long-term Debt, including current portion, totaled $483 million at June 30, 2007 compared with a balance of $442 million at December 31, 2006. This $41 million increase was due mainly to borrowings used for capital expenditure financing.

Tax-Deferred Real Estate Exchanges: Sales – During the second quarter of 2007, there were no sales or significant condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033. However, in the first quarter of 2007, $5.9 million in proceeds from the receipt of the final payment under an installment sale collected in 2007 were utilized in a reverse 1031 exchange acquisition that occurred in 2006.

Purchases – There were no purchases during the second quarter of 2007 that utilized tax deferred funds.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2007, there were no proceeds from previously closed tax-deferred sales in escrow.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: The Company adopted FIN 48 on January 1, 2007. The Company has not provided a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due. A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2007 is described in Note 3 to the financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

Transportation: Hawaii’s economy continued its modest expansion in the first half of the year. Given the moderation of economic growth in Hawaii, Matson forecasts that its container volumes in Hawaii for the remainder of the year will remain flat or modestly decrease from near-record levels in the prior year. Similarly, while more difficult to predict, the lower trend in auto volumes is expected to continue into the second half.

Matson has achieved operational cost reductions through a series of tactical and strategic changes that have substantially offset the softening volumes in the Hawaii trade. Some of these operational changes are expected to continue to positively, but moderately, affect financial results in the second half of the year. The impact of other operational changes, such as optimizing Matson’s fleet to more appropriately match the lower Hawaii volumes, have had a significant impact on cost reduction in the first half of the year, but the magnitude of further potential cost reductions is expected to decrease because additional fleet redeployment opportunities will be limited due to dry-dockings scheduled in the second half of the year.

In addition to operating improvements, the strength in volumes in Matson’s China-Long Beach service has more than offset the moderating volumes in the Hawaii market. In the first half of 2007, China volumes exceeded expectations. For the second half of the year, Matson expects continued strong China volumes and anticipates continued yield improvements.

In addition to the aforementioned reduction in fleet flexibility, financial performance for the balance of 2007, which is expected to be flat or marginally lower when compared to the second half of 2006, will be affected by cost increases related to International Longshore and Warehouse Union (“ILWU”) contractual increases, higher Hawaii labor benefits, potential higher fuel prices, and increases in container terminal throughput rates. Additionally, Matson’s results could be affected by a strike by the 930-member office clerical unit of Local 63 of the ILWU that would affect the ports of Los Angeles and Long Beach. On July 26, 2007, a tentative agreement was reached, but the agreement remains subject to union membership ratification.

In the first half of 2007, industry volumes for freight transported by truck or rail experienced a modest decrease. Despite a decrease in overall industry volumes, Matson Integrated Logistics (“MIL”) increased its operating profit margins through various margin and yield improvement initiatives. For the balance of the year, MIL expects further softening in volumes, but will continue to focus on growth and new business opportunities, extend its product offerings, and expand its service area coverage. In the second quarter of 2007, MIL formed a subsidiary, Matson Global Distribution Services, which allows it to provide a more complete service offering, including warehousing and freight forwarding in select markets that include China and the West Coast of the U.S. While this new business opportunity is not expected to affect 2007 profitability, MIL continues to expect moderate year-over-year growth in its core markets in the second half of the year.

Real Estate: The real estate leasing portfolio continues to exhibit steady performance as occupancies remain at high levels. For the balance of 2007, existing high occupancy levels are expected to be maintained, although earnings are likely to be lower in the second half of 2007, compared to 2006, due to various favorable non-recurring items that occurred in the second half of 2006.

Performance of the real estate sales segment in the second quarter of 2007 was significantly lower than the second quarter of 2006 due to the timing of property sales, which are inherently episodic. For the balance of 2007, given anticipated commercial property and residential real estate sales, the Company projects earnings for the segment that are higher than previously expected.

Agribusiness: Dry-weather conditions have negatively impacted production yields in the second quarter of 2007. As a result, for the balance of 2007, the Company expects lower production volumes than originally planned and second half losses that will result in nominal profitability for the full year.

OTHER MATTERS

Dividends: On April 25, 2007, the Company’s Board of Directors authorized a 16% increase in the quarterly dividend from $0.25 per share to $0.29 per share, effective with the second quarter of 2007. On June 28, 2007, the Company’s Board of Directors announced a third-quarter 2007 dividend of $0.29 per share, payable on September 6, 2007 to shareholders of record as of the close of business on August 2, 2007.

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

Economic Conditions: Two primary sources of periodic economic forecasts for the State of Hawaii are the University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development & Tourism (DBEDT). Forecasts from these independent organizations suggest that the economic outlook is moderating but sustainable for the next few years.

Officer and Management Changes: The following management changes occurred between April 1, 2007 and July 27, 2007.

Paul K. Ito was promoted to vice president and named assistant treasurer of A&B, effective April 1, 2007, and continues in the position of controller of A&B.

Kevin L. Halloran was promoted to vice president, corporate development and investor relations, effective April 26, 2007.

Meredith J. Ching was promoted to senior vice president, government and community relations, effective June 28, 2007.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

4.b.(ii) Amendment, dated April 9, 2007, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006.

10.a.1.(xxv) Amendment, dated April 9, 2007, to (i) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993; (ii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996; and (iii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001.

10.b.1.(xxxii) Amendment No. 1 to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, dated June 28, 2007.

10.b.1.(xxxiv) Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxv) Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvi) Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvii) Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxviii) Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxix) Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: July 27, 2007	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: July 27, 2007	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

4.b.(ii) Amendment, dated April 9, 2007, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006.

10.a.1.(xxv) Amendment, dated April 9, 2007, to (i) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993; (ii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996; and (iii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001.

10.b.1.(xxxii) Amendment No. 1 to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, dated June 28, 2007.

10.b.1.(xxxiv) Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxv) Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvi) Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvii) Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxviii) Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxix) Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

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