Form 10-Q
period 2007-09-30
ALEXANDER & BALDWIN INC
filed 2007-10-26
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of September 30, 2007:	42,791,077

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per-share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Operating revenue	$434.7	$421.2	$1,244.9	$1,195.9

Costs and Expenses:
Costs of goods sold, services and rentals	351.3	342.1	998.9	981.5
Selling, general and administrative	39.0	34.4	117.1	106.5
Operating costs and expenses	390.3	376.5	1,116.0	1,088.0

Operating Income	44.4	44.7	128.9	107.9
Other Income and (Expense):
Gain on insurance settlement	--	0.5	--	0.5
Equity in (loss) income of real estate affiliates	4.0	(1.4)	15.6	10.8
Interest income	1.0	1.0	2.7	5.9
Interest expense	(4.8)	(4.0)	(13.2)	(10.2)
Income Before Taxes	44.6	40.8	134.0	114.9
Income taxes	(17.8)	(15.3)	(52.0)	(43.0)
Income From Continuing Operations	26.8	25.5	82.0	71.9
Discontinued Operations (net of income taxes)	22.3	2.4	23.8	23.6

Net Income	$49.1	$27.9	$105.8	$95.5

Basic Earnings Per Share:
Continuing operations	$0.63	$0.60	$1.93	$1.66
Discontinued operations	0.52	0.06	0.55	0.54
Net income	$1.15	$0.66	$2.48	$2.20

Diluted Earnings Per Share:
Continuing operations	$0.63	$0.60	$1.91	$1.64
Discontinued operations	0.51	0.05	0.55	0.54
Net income	$1.14	$0.65	$2.46	$2.18

Average Number of Basic Shares Outstanding	42.6	42.5	42.6	43.5
Average Number of Dilutive Shares Outstanding	43.0	42.8	43.0	43.8

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Business Segment Data, Net Income

(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Transportation:
Ocean transportation	$259.9	$243.2	$744.6	$706.1
Logistics services	110.4	113.1	325.7	337.9
Real Estate:
Leasing	26.3	25.5	81.5	74.5
Sales	78.5	5.0	85.4	65.6
Less amounts reported in discontinued operations	(75.3)	(4.7)	(79.2)	(71.2)
Agribusiness	37.3	41.8	93.1	95.1
Reconciling Items	(2.4)	(2.7)	(6.2)	(12.1)
Total revenue	$434.7	$421.2	$1,244.9	$1,195.9

Operating Profit, Net Income:
Transportation:
Ocean transportation	$38.6	$34.2	$96.5	$76.9
Logistics services	6.0	5.1	17.2	15.1
Real Estate:
Leasing	12.2	12.5	39.5	36.8
Sales	37.9	1.2	51.3	39.2
Less amounts reported in discontinued operations	(36.1)	(3.8)	(38.6)	(37.8)
Agribusiness	(3.2)	0.6	0.9	10.2
Total operating profit	55.4	49.8	166.8	140.4
Interest Expense	(4.8)	(4.0)	(13.2)	(10.2)
General Corporate Expenses	(6.0)	(5.0)	(19.6)	(15.3)
Income From Continuing Operations Before Income Taxes	44.6	40.8	134.0	114.9
Income Taxes	(17.8)	(15.3)	(52.0)	(43.0)
Income From Continuing Operations	26.8	25.5	82.0	71.9
Discontinued Operations (net of income taxes)	22.3	2.4	23.8	23.6
Net Income	$49.1	$27.9	$105.8	$95.5

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions)

	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$29	$45
Accounts and notes receivable, net	186	178
Inventories	26	19
Deferred income taxes	7	10
Prepaid expenses and other assets	37	33
Total current assets	285	285
Investments	167	149
Real Estate Developments	235	147
Property, at cost	2,513	2,485
Less accumulated depreciation and amortization	1,039	986
Property – net	1,474	1,499
Pension Assets	60	56
Other Assets	171	115
Total	$2,392	$2,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$39	$41
Accounts payable	145	136
Other	78	80
Total current liabilities	262	257
Long-term Liabilities:
Long-term debt	437	401
Deferred income taxes	454	442
Liability for benefit plans	54	52
Other	80	72
Total long-term liabilities	1,025	967
Commitments and Contingencies
Shareholders’ Equity:
Capital stock	35	35
Additional capital	197	179
Accumulated other comprehensive loss	(20)	(19)
Retained earnings	904	843
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,105	1,027
Total	$2,392	$2,251

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities	$78	$85

Cash Flows from Investing Activities:
Capital expenditures	(72)	(255)
Proceeds from disposal of property and other assets	8	43
Deposits into Capital Construction Fund	(29)	(62)
Withdrawals from Capital Construction Fund	23	155
Reductions in Investments	1	43
Increase in Investments	(18)	(29)
Net cash used in investing activities	(87)	(105)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	100	140
Payments of long-term debt	(71)	(80)
Proceeds (payments) from short-term borrowings, net	4	47
Proceeds from issuances of capital stock, including excess tax benefit	8	4
Repurchase capital stock	(12)	(72)
Dividends paid	(36)	(32)
Net cash (used in) provided by financing activities	(7)	7

Net Decrease in Cash and Cash Equivalents	$(16)	$(13)

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(9)	$(12)
Income taxes paid	$(39)	$(50)

Other Non-cash Information:
Depreciation expense	$69	$62
Tax-deferred property sales	$72	$58
Tax-deferred property purchases	$(12)	$(33)

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

(2)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which is effective for the Company on January 1, 2008. SFAS No. 159 provides an option for companies to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments. Under SFAS No. 159, fair value would be used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in value recognized in earnings. At this time, the Company has not completed its review and assessment of the impact upon adoption of SFAS No. 159.

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (“EITF 06-11”). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. The Company does not expect that EITF 06-11 will have a material impact on its financial position, results of operations, or cash flows.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s balance sheet at September 30, 2007, other than operating lease obligations, included the following (in millions):

Guarantee of HS&TC debt	(a)	$19
Standby letters of credit	(b)	$23
Bonds	(c)	$21
Benefit plan withdrawal obligations	(d)	$61

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)

The Company is contingently liable for up to $21.5 million based on a portion of amounts outstanding under a $30 million Hawaiian Sugar & Transportation Cooperative (“HS&TC”) revolving credit line. This guarantee was issued before December 31, 2002, and therefore, is not subject to the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” As of September 30, 2007, $19 million was borrowed under HS&TC’s facility.

(b)

Consists of letters of credit, totaling approximately $23 million, of which $18 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. This balance also includes approximately $5 million of letters of credit related to certain of the Company’s real estate projects.

(c)

Consists of approximately $6 million in U.S. customs bonds, approximately $14 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

(d)

Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $61 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of any of the aforementioned plans.

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

Financing Agreement: On April 20, 2006, the Company entered into a three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential. In March 2007, the Company received $50 million that represented the second of three scheduled draws under the facility. In June 2007, the Company received $25 million that represented the third and final draw of three scheduled draws under the facility. As of September 30, 2007 approximately $109 million was available under the facility.

Litigation: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Denominator for basic EPS – weighted average shares	42.6	42.5	42.6	43.5
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.4	0.3	0.4	0.3
Denominator for diluted EPS – weighted average shares	43.0	42.8	43.0	43.8

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

The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.2 million shares of common stock for the nine months ended September 30, 2007. The number of non-qualified stock options excluded from the computation for the three months ended September 30, 2007 was not significant. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.4 million and 0.2 million shares of common stock for the three months and nine months ended September 30, 2006, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive to diluted EPS.

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

The 2007 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs. Those three programs are more fully described below.

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

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Generally, time-based equity awards vest ratably over three years and performance-based equity awards vest after one year, provided that certain performance targets are achieved.

Automatic Grant Program - The Automatic Grant Program supersedes and replaces the Company’s 1998 Non-Employee Director Stock Option Plan and the Non-Employee Director Stock Retainer Plan. At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

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

Activity in the Company’s stock option plans for the first three quarters of 2007 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Employee Plans		Directors’ Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding December 31, 2006	--	1,234	27	266	30	1,557	$ 34.47
Granted	3	280	--	--	--	283	$ 48.24
Exercised	--	(150)	(14)	(21)	(21)	(206)	$ 28.75
Forfeited and expired	--	(3)	--	--	--	(3)	$ 38.89
Outstanding September 30, 2007	3	1,361	13	245	9	1,631	$ 37.57	6.4	$ 20,535

Exercisable September 30, 2007	--	907	13	184	9	1,113	$ 32.54	5.3	$ 19,440

The following table summarizes non-vested common stock and restricted stock unit activity through September 30, 2007 (in thousands, except weighted-average, grant-date fair value amounts):

	Predecessor
	Plans		2007
	Non-Vested	Weighted	Plan	Weighted
	Common	Average	Restricted	Average
	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Units	Fair Value

Outstanding December 31, 2006	274	$ 47.28	--	$ --
Granted	166	$ 48.19	17	$ 54.27
Vested	(150)	$ 48.51	--	$ --
Outstanding September 30, 2007	290	$ 47.16	17	$ 54.27

A portion of the above awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after one year, provided certain performance targets are achieved.

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Share-based expense (net of estimated forfeitures):
Stock options	$0.7	$0.7	$2.2	$2.1
Non-vested common stock/Restricted stock units	2.8	1.5	8.0	4.1
Total share-based expense	3.5	2.2	10.2	6.2
Total recognized tax benefit	(0.9)	(0.5)	(2.5)	(1.5)
Share-based expense (net of tax)	$2.6	$1.7	$7.7	$4.7

(6)

Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain assets that are “held for sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations. In the third quarter of 2007, discontinued operations consisted of the revenues and expenses of land leased to a retail tenant on Oahu and two commercial properties on Maui that were sold. In addition, two additional commercial properties on Maui and a commercial property in California have been classified as discontinued operations because of the Company’s plan to sell these properties. In the third quarter of 2006, the revenue and operating profit of two retail centers in Phoenix, Arizona, an office building on Maui, and several commercial parcels in Hawaii were included in discontinued operations.

Discontinued operations were as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Discontinued Operations (net of tax):
Sales of Assets	$21.6	$1.5	$21.6	$20.2
Leasing Operations	0.7	0.9	2.2	3.4
Total	$22.3	$2.4	$23.8	$23.6

(7)	Other Comprehensive Income for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Income	$49.1	$27.9	$105.8	$95.5
Company’s share of investee’s minimum pension liability adjustment	--	--	(1.1)	0.1
Other	0.7	--	0.7	(0.1)
Comprehensive Income	$49.8	$27.9	$105.4	$95.5

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

The Components of Net Periodic Benefit Cost (Income) for the third quarters of 2007 and 2006 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006

Service Cost	$1.8	$1.9	$0.2	$0.2
Interest Cost	4.4	4.2	0.8	0.8
Expected Return on Plan Assets	(7.2)	(6.6)	--	--
Amortization of Prior Service Cost	0.1	0.1	--	--
Amortization of Net (Gain) Loss	--	0.4	(0.1)	0.3
Net Periodic Benefit Cost (Income)	$(0.9)	$--	$0.9	$1.3

The Components of Net Periodic Benefit Cost (Income) for the first nine months of 2007 and 2006 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2007	2006	2007	2006

Service Cost	$5.4	$5.6	$0.6	$0.6
Interest Cost	13.1	12.4	2.3	2.4
Expected Return on Plan Assets	(21.6)	(19.6)	--	--
Amortization of Prior Service Cost	0.3	0.3	--	--
Amortization of Net (Gain) Loss	--	1.2	(0.3)	0.9
Net Periodic Benefit Cost (Income)	$(2.8)	$(0.1)	$2.6	$3.9

The 2007 return on plan assets is expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension credit of approximately $3.8 million for 2007. No contributions to the Company’s pension plans are expected to be required during 2007.

(9)

Income Taxes:  The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 (“FIN 48”), and FASB Staff Position (“FSP”) No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP 48-1”), an amendment to FIN 48, effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a decrease of $2.3 million in the liability for unrecognized tax benefits, and a corresponding increase to the January 1, 2007 balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s gross unrecognized tax benefits and related gross accrued interest totaled $10.0 million. Of this total, $8.0 million ($5.8 million net of the federal benefit on state issues) represents the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods, and $0.7 million represents gross accrued interest.

During the nine month period ended September 30, 2007, the gross unrecognized tax benefit was increased by $1.7 million for uncertain tax positions, and decreased by $2.1 million due principally to the effective settlement of state tax issues. Approximately $0.5 million of the net decrease had a favorable impact on the Company’s effective tax rate for the year.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. There were no amounts accrued as penalties.

The Company is no longer subject to U.S. federal income tax audits for years before 2004. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2001.

The effective income tax rate for the full year is expected to be lower than the rate applicable to the third quarter of 2007 because of the expected favorable impact arising from the recognition of certain unrecognized tax benefits in the fourth quarter of 2007.

(10)	Subsequent Events:

Subsequent to the third quarter and through to the effective date of this filing, the Company repurchased 32,890 shares of its common stock at an average price of $48.70 through open market purchases. Year-to-date, 295,772 shares were repurchased at an average price of $48.96, leaving approximately 1,704,000 shares available for repurchase under a two million share authorization that was approved by the A&B Board of Directors in October 2006. This authorization expires December 31, 2008.

On October 25, 2007, the A&B Board of Directors approved the purchase of Heritage Business Park, a seven-building industrial property (the “Property”) located in Dallas, Texas, for $102 million. The Property contains a total of 1.3 million square feet of leasable warehouse/flex space and 28 acres of fully entitled, developable land that could accommodate approximately 430,000 square feet of additional leasable space. The purchase price for the property will be principally financed with $72 million of tax-deferred 1031 funds related to property sales that occurred during the quarter. The remaining purchase price of $30 million is expected to be funded with tax-deferred proceeds from planned future property sales that will be treated as reverse-1031 sales, anticipated 1033 condemnation proceeds, insurance proceeds to be received that are expected to qualify for tax-deferred reinvestment, and, to the extent not available, with a combination of available cash and/or debt.

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

BUSINESS OVERVIEW

Alexander & Baldwin, Inc. (“A&B”), founded in 1870, is a multi-industry corporation headquartered in Honolulu that operates in five segments in three businesses—Transportation, Real Estate, and Agribusiness.

Transportation: The Transportation business consists of ocean transportation and logistics service segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities.

The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, and expedited/air freight services (collectively “Highway”).

Real Estate: The Real Estate business consists of two segments, both of which have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s operations, electricity.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Operating Revenue	$434.7	$421.2	3%
Operating Costs and Expenses	390.3	376.5	4%
Operating Income	44.4	44.7	-1%
Other Income and (Expense)	0.2	(3.9)	NM
Income Before Taxes	44.6	40.8	9%
Income Taxes	(17.8)	(15.3)	16%
Discontinued Operations (net of income taxes)	22.3	2.4	9	X
Net Income	$49.1	$27.9	76%

Basic Earnings per Share	$1.15	$0.66	74%
Diluted Earnings per Share	$1.14	$0.65	75%

Operating revenue for the third quarter of 2007 increased $13.5 million, or 3 percent, compared with the third quarter of 2006. This increase was due principally to $16.7 million higher revenue for ocean transportation, $2.3 million higher revenue from real estate sales (after excluding real estate sales revenue from assets classified as discontinued operations) and $1.5 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $4.5 million lower revenue for Agribusiness, $2.7 million lower logistics services revenue. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the third quarter of 2007 increased $13.8 million, or 4 percent, compared with the third quarter of 2006. The increase in operating costs and expenses was due principally to $5.1 million in higher operating costs for ocean transportation, $4.6 million increase in selling, general and administrative expenses primarily related to personnel costs, and $4.5 million increase in real estate operating costs and expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) increased $4.1 million, primarily due to $5.4 million in higher real estate joint venture earnings recorded in the third quarter of 2007.

Income taxes for the third quarter of 2007 were higher than the third quarter of 2006 on an absolute and percentage basis due to higher income and a change in the effective income tax rate. The higher effective income tax rate for the third quarter of 2007 was principally due to higher state income taxes, higher tax-deductible appreciated land donations in 2006, an increase in certain non-deductible expenses, and lower Medicare-D benefits in 2007.

The effective income tax rate for the full year is expected to be lower than the rate applicable to the third quarter of 2007 because of the expected favorable impact arising from the recognition of certain unrecognized tax benefits in the fourth quarter of 2007.

Consolidated – First nine months of 2007 compared with 2006

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Operating Revenue	$1,244.9	$1,195.9	4%
Operating Costs and Expenses	1,116.0	1,088.0	3%
Operating Income	128.9	107.9	19%
Other Income and (Expense)	5.1	7.0	-27%
Income Before Taxes	134.0	114.9	17%
Income Taxes	(52.0)	(43.0)	21%
Discontinued Operations (net of income taxes)	23.8	23.6	1%
Net Income	$105.8	$95.5	11%

Basic Earnings per Share	$2.48	$2.20	13%
Diluted Earnings per Share	$2.46	$2.18	13%

Operating revenue for the first nine months of 2007 increased $49.0 million, or 4 percent, compared with the same period in 2006. This increase was due principally to $38.5 million higher revenue for ocean transportation, $10.6 million higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), $8.3 million in higher revenue from real estate sales (after excluding real estate sales revenue from assets classified as discontinued operations), partially offset by $12.2 million lower logistics services revenue and $2.0 million in lower revenue for Agribusiness. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first nine months of 2007 increased $28.0 million, or 3 percent, compared with the same period in 2006 due to $10.6 million increase in selling, general and administrative costs, $8.1 million in higher costs for the real estate business, and $7.5 million in higher production costs for Agribusiness, partially offset by $1.8 million in lower costs for ocean transportation. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) decreased $1.9 million in the first nine months of 2007 compared with the same period in 2006, due primarily to $3.2 million in lower interest income, $3.0 million in higher interest expense, partially offset by $4.8 million in higher joint venture earnings.

Income taxes in the first nine months of 2007 were higher than the same period in 2006 due primarily to the same factors cited for the third quarter increase.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION BUSINESS

Ocean Transportation – Third quarter of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$259.9	$243.2	7%
Operating profit	$38.6	$34.2	13%
Operating profit margin	14.9%	14.1%
Volume (Units)
Hawaii containers	42,900	44,600	-4%
Hawaii automobiles	30,800	27,100	14%
China containers	12,500	10,200	23%
Guam containers*	3,600	3,300	9%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue for the third quarter of 2007 increased $16.7 million, or 7 percent, compared with the third quarter of 2006. Of this increase, approximately $9.3 million was due to improved yields and cargo mix, $5.8 million was due to overall volume increases for Matson’s services, and $3.4 million was due to increases in fuel surcharge revenues. These increases were partially offset by approximately $1.7 million in lower purchased transportation revenue.

Total Hawaii container volume was down 4 percent from the third quarter of 2006, reflecting a continuation of the moderation in the rate of growth for the Hawaii economy. Matson’s Hawaii automobile volume for the quarter was 14 percent higher than the third quarter of last year, due primarily to timing of rental car companies’ replacement cycles, which resulted in higher new rental car shipments to Hawaii and higher rental car returns to the U.S. mainland. China container volume increased 23 percent in the third quarter of 2007, compared with the third quarter of 2006, primarily due to the maturation of the China service subsequent to the third quarter of 2006. Guam container volume increased 9 percent from year-earlier levels due to general market growth.

Operating profit for the third quarter of 2007 increased $4.4 million, or 13 percent, compared with the third quarter of 2006. This increase was primarily the result of revenue increases described above, partially offset by the following operating expense changes. Vessel costs increased $5.2 million, primarily due to higher fuel costs, higher insurance and claims costs, as well as higher vessel wages. Additionally, outside transportation costs increased by $3.4 million due to the removal of a barge from service for dry-docking, terminal handling costs increased $3.1 million due principally to higher containerization costs as a result of higher auto volumes and increased rates, and general and administrative expenses increased $2.1 million, due primarily to higher performance-based incentive accruals, professional fees, and legal expenses. These cost increases were partially offset by $2.1 million in lower operations overhead costs, principally the result of lower container repositioning costs.

Matson’s operating margin of 14.9% for the quarter was higher than historical averages, principally due to yield improvement and cost containment initiatives. Matson expects operating margins to moderate, in line with historical levels, for the balance of the year.

Ocean Transportation – First nine months of 2007 compared with 2006

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$744.6	$706.1	5%
Operating profit	$96.5	$76.9	25%
Operating profit margin	13.0%	10.9%
Volume (Units)
Hawaii containers	126,000	131,000	-4%
Hawaii automobiles	76,900	92,700	-17%
China containers	38,000	19,700	93%
Guam containers*	10,700	10,100	6%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue for the first nine months of 2007 increased $38.5 million, or 5 percent, compared with the same period in 2006. Of this increase, approximately $29.3 million was due to improved yields and cargo mix, $15.7 million was due to an overall container volume increase for Matson’s services, and $9.7 million was due to an increase in fuel surcharge revenues. These increases were partially offset by $9.7 million in lower auto volumes, $6.4 million of lower vessel charter revenue resulting from the expiration of the APL Alliance in the first quarter of 2006 and $3.2 million in lower government charter service revenue.

Matson’s Hawaii automobile volume for the first nine months of 2007 was 17 percent lower than the same period of last year, due primarily to lower rental fleet turnover, in the first half of the year, and slower retail auto sales. Hawaii and Guam container volume changes were due to the same factors cited for the quarter. China volume increased in 2007 as a result of ramp-up of the service during 2006.

Operating profit for the first nine months of 2007 increased $19.6 million, or 25 percent, compared with the same period in 2006. This increase was primarily the result of revenue increases described above, partially offset by the following operating expense changes. Terminal handling costs increased by $6.2 million, principally the result of higher rates, operations overhead increased $5.9 million, primarily due to higher container repositioning costs arising as a result of increased China volumes destined for inland U.S. locations, depreciation expenses increased $5.4 million due principally to the acquisition of a new vessel late in the third quarter of 2006, outside transportation costs increased by $3.8 million due principally to the dry-docking of a barge, general and administrative costs increased

$3.4 million due to the same factors cited for the quarter, and vessel costs increased by $1.1 million due principally to significantly higher direct and indirect fuel costs, partially offset by lower vessel operating expenses primarily due to reduced vessel voyages resulting from the management of ship usage based on cargo requirements, lower charter costs, and lower inactive vessel costs. The year-over-year variance was also negatively impacted by a $3.3 million gain in 2006 on the sale of two surplus and obsolete vessels.

Logistics Services – Third quarter of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Intermodal revenue	$71.7	$76.0	-6%
Highway revenue	38.7	37.1	4%
Total Revenue	$110.4	$113.1	-2%
Operating profit	$6.0	$5.1	18%
Operating profit margin	5.4%	4.5%

Logistics revenue for the third quarter of 2007 was $2.7 million, or 2 percent, lower than the third quarter of 2006. This change was principally due to a 6 percent decrease in Intermodal revenue, but was partially offset by a 4 percent increase in Highway revenue. Intermodal revenue decreased as a result of softening volumes across the intermodal market, but was partially offset by improved rates. Highway revenue increased primarily due to increased expedited service volumes, but was partially offset by lower Highway rates and non-expedited volumes.

Logistics operating profit for the third quarter of 2007 was $0.9 million, or 18 percent, higher than the third quarter of 2006. The operating profit margin percentage increased to 5.4% in 2007 from 4.5% in 2006 due to an increase in income related to a decrease in certain current liabilities, lower provision for bad debts, and higher expedited volume, partially offset by lower Intermodal and non-expedited Highway volumes and higher general and administrative expenses.

Logistics Services – First nine months of 2007 compared with 2006

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Intermodal revenue	$209.8	$216.9	-3%
Highway revenue	115.9	121.0	-4%
Total Revenue	$325.7	$337.9	-4%
Operating profit	$17.2	$15.1	14%
Operating profit margin	5.3%	4.5%

Logistics revenue for the first nine months of 2007 was $12.2 million, or 4 percent, lower than the same period in 2006. This change was principally due to decreases in Highway and Intermodal revenue of 4 percent and 3 percent, respectively. The decrease in Intermodal revenue was attributable to the same factors cited for the quarter. The decrease in Highway revenues was due principally to the loss of a truck brokerage agent in Minnesota through an acquisition by a competitor.

Logistics operating profit for the first nine months of 2007 was $2.1 million, or 14 percent, higher than the same period in 2006. The operating profit improvement was due to the same factors cited for the quarter increase as well as various margin improvement efforts in both Highway and Intermodal businesses, partially offset by lower overall volumes and higher general and administrative expenses.

REAL ESTATE BUSINESS

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

Real Estate Leasing – Third quarter of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$26.3	$25.5	3%
Operating profit	$12.2	$12.5	-2%
Operating profit margin	46.4%	49.0%
Occupancy Rates:
Mainland	97%	97%	--%
Hawaii	98%	98%	--%
Leasable Space (million sq. ft.):
Mainland	3.9	3.7	5%
Hawaii	1.4	1.6	-13%

Real estate leasing revenue and operating profit for the third quarter of 2007, before subtracting amounts treated as discontinued operations, were 3 percent higher and 2 percent lower, respectively, than the amounts reported for the third quarter of 2006. The higher leasing revenue in the third quarter of 2007 was primarily due to higher rents on existing properties, partially offset by a business interruption claim related to rent revenue received in 2006. The increase in revenue from the acquisition of two properties (during or subsequent to the third quarter of 2006) was largely offset by the sale of two commercial properties (during or subsequent to the third quarter of 2006).

Despite higher leasing revenue, operating profit in the third quarter of 2007 was lower than the same period in 2006 due to a business interruption claim that was received in 2006, higher general and administrative costs, and higher real property tax, depreciation, and utility costs. The unfavorable change to operating profit was partially offset by the positive margin contribution resulting from net property acquisitions and dispositions that occurred during or subsequent to the third quarter of 2006.

Real Estate Leasing – First nine months of 2007 compared with 2006

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$81.5	$74.5	9%
Operating profit	$39.5	$36.8	7%
Operating profit margin	48.5%	49.4%
Occupancy Rates:
Mainland	97%	97%	--%
Hawaii	98%	98%	--%

Real estate leasing revenue and operating profit for the first nine months of 2007 were 9 percent and 7 percent higher, respectively, than the amounts reported for the first nine months of 2006. The increase in real estate leasing revenue was principally due to five new property acquisitions, partially offset by seven property dispositions, during or subsequent to the first nine months of 2006, $1.7 million of nonrecurring items recorded in the first quarter of 2007, the completion and occupancy of a commercial building on Maui in October 2006, and improved performance at existing properties, partially offset by a business interruption claim related to rent revenue received in 2006.

Operating profit increased in the first nine months of 2007, compared with the same period in 2006, for the same reasons cited for the real estate leasing revenue increases, but the increases were partially offset by higher 2006 interest income on exchange proceeds.

Real Estate Sales – Third quarter and first nine months of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Improved property sales	$73.6	$--	NM
Development sales	4.2	0.9	5	X
Unimproved/other property sales	0.7	4.1	-83%
Total revenue	$78.5	$5.0	16	X
Operating profit before joint ventures	$33.9	$2.6	13	X
Earnings from joint ventures	4.0	(1.4)	NM
Total operating profit	$37.9	$1.2	32	X

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Improved property sales	$73.6	$51.3	43%
Development sales	4.2	1.5	3	X
Unimproved/other property sales	7.6	12.8	-41%
Total revenue	$85.4	$65.6	30%
Operating profit before joint ventures	$35.7	$28.4	26%
Earnings from joint ventures	15.6	10.8	44%
Total operating profit	$51.3	$39.2	31%

The higher third quarter and nine months revenue and operating profit results were due to the mix and timing of real estate sales in 2007 compared with 2006. The composition of these sales is described below.

2007 Third Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $78.5 million. In the third quarter of 2007, the Company closed the sale of a four-acre land parcel ground leased to a retail tenant in Honolulu and two retail centers on Maui. Closings also commenced on a single-family residential development on Kauai. Operating profit of $37.9 million for the third quarter of 2007 included the margin on the sales referenced above as well as $4.0 million of joint venture earnings, principally representing the Company’s share of earnings (which are not included in revenue for the segment) related to sales at the Company’s Kai Malu residential joint venture development on Maui.

2007 - Nine Months Ended September 30: Revenue for the first nine months of 2007 included the sales referenced above and first quarter revenue of $6.5 million principally related to the final payment on an installment sale of an agricultural parcel on Kauai. Operating profit for the first nine months of 2007 included $15.6 million for the Company’s earnings from its real estate joint ventures, generated principally from the Kai Malu and Centre Pointe joint venture projects, partially offset by the Company’s share of marketing and other operating expenses of the Kukui’ula joint venture project.

2006 Third Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $5.0 million and consisted of the sale of several commercial parcels and one agricultural parcel in Hawaii. Operating profit for the third quarter of 2006 included a loss of $1.4 million, primarily related to the Company’s share of marketing and other operating expenses of its real estate joint ventures.

2006 - Nine Months Ended September 30: Real estate sales revenue for the nine months ended September 30, 2006 included first half revenue of $60.6 million, generated principally by the sale of two retail centers in Phoenix, Arizona, a Maui office building, several commercial parcels on Maui, a commercial property on Oahu, and a vacant parcel on Kauai. Operating profit for the nine months ended September 30, 2006 included $10.8 million of joint venture earnings that principally related to a portion of the Company’s earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in the first quarter of 2006.

Real Estate Discontinued Operations – 2007 compared with 2006

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2007 and 2006 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, before tax)	2007	2006	2007	2006
Sales revenue	$73.5	$2.3	$73.6	$62.1
Leasing revenue	$1.8	$2.4	$5.6	$9.1
Sales operating profit	$35.0	$2.4	$35.1	$32.4
Leasing operating profit	$1.1	$1.4	$3.5	$5.4

2007: The revenue and expenses of land leased to a retail tenant on Oahu and two commercial properties on Maui and have been classified as discontinued operations. In addition, two additional commercial properties on Maui and a commercial property in California have been classified as discontinued operations because of the Company’s plan to sell these properties.

2006: The revenue and operating profit of two retail centers in Phoenix, Arizona, an office building on Maui, and several commercial parcels in Hawaii were included in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2007 and the operating results of two commercial properties on the island of Maui and a commercial property in California that the Company intends to sell within the next 12 months. The leasing revenue and operating profit for the three and nine months ended September 30, 2006 have been restated to reflect properties that were classified as discontinued operations subsequent to September 30, 2006.

AGRIBUSINESS

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

Agribusiness – Third quarter of 2007 compared with 2006

	Quarter Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$37.3	$41.8	-11%
Operating profit (loss)	$(3.2)	$0.6	NM
Operating profit margin	-8.6%	1.4%
Tons sugar produced	58,300	68,500	-15%

Agribusiness revenue for the third quarter of 2007 decreased $4.5 million, or 11 percent, compared with the third quarter of 2006. The decrease was due mainly to $4.7 million in lower bulk raw sugar revenue due principally to lower sales volume.

Operating profit (loss) for the third quarter of 2007 decreased $3.8 million compared with the third quarter of 2006. The decrease was principally due to $3.3 million in lower raw sugar margins, a result of higher production costs per ton, which is due principally to production volumes that are expected to be lower for the full year than originally anticipated.

Agribusiness – First nine months of 2007 compared with 2006

	Nine Months Ended September 30,
(dollars in millions)	2007	2006	Change
Revenue	$93.1	$95.1	-2%
Operating profit	$0.9	$10.2	-91%
Operating profit margin	1.0%	10.7%
Tons sugar produced	130,500	130,700	--%

Agribusiness revenue for the first nine months of 2007 decreased $2.0 million, or 2 percent, compared with the same period in 2006. The decrease was principally due to $3.6 million in lower bulk raw sugar revenue as a result of lower sugar prices and sales volumes, and $2.0 million in lower power revenue due principally to lower volumes sold, partially offset by $3.6 million in higher revenue from trucking and shop services, quarry royalties, coffee sales, and specialty sugar sales.

Operating profit for the first nine months of 2007 decreased $9.3 million, or 91 percent, compared with the same period in 2006. The decrease in operating profit was primarily due to $7.8 million in lower raw sugar margins, resulting from higher production costs per ton, which is due principally to production volumes that are expected to be lower for the year than originally anticipated, and to lower sugar prices. The decrease in operating profit was also due to $2.1 million in lower power sales margins, principally the result of lower volumes.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $78 million for the first nine months of 2007, compared with $85 million for the first nine months of 2006. This decrease was due principally to higher 2007 expenditures on real estate developments, principally for the construction of the Keola Lai condominium project, as well as proceeds from the return on the Company’s investment in its Hokua joint venture development project that were received in the first quarter of 2006. These factors more than offset higher 2007 earnings.

Cash Flows used in Investing Activities totaled $87 million for the first nine months of 2007, compared with $105 million used in the first nine months of 2006. The decrease was due principally to $183 million of lower capital expenditures in 2007, partially offset by net deposits to the Capital Construction Fund – as compared to significant net withdrawals in 2006 – and lower proceeds from investments, principally due to the 2006 return of capital from the Hokua joint venture.

Capital expenditures for the first nine months of 2007 totaled $72 million compared with $255 million for the first nine months of 2006. The 2007 expenditures included $51 million for the purchase of ocean transportation-related assets, $8 million for real estate related acquisitions, development and property improvements, and $13 million related to agricultural operations. The $72 million reported in Capital Expenditures on the Statement of Cash Flows for 2007 excludes $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for 2006 included $209 million for the purchase of ocean transportation-related assets, primarily related to the new China service, $31 million for real estate related acquisitions, development, and property improvements, and $9 million of routine asset replacements for agricultural operations. The 2006 amounts reported in Capital Expenditures on the Statement of Cash Flows excluded $33 million of tax-deferred purchases.

Cash Flows used in Financing Activities were $7 million for the first nine months of 2007, compared with $7 million provided during the first nine months of 2006. The $14 million decrease in cash flows from Financing Activities was principally due to $74 million in lower net borrowings on the Company’s debt facilities in 2007 as compared to 2006, partially offset by $60 million in higher share repurchases in 2006 than in 2007.

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

Sources of Liquidity: Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, and sugar and coffee inventories that totaled $224 million at September 30, 2007, a decrease of $6 million from December 31, 2006. The decrease was due primarily to $16 million of lower cash balances, partially offset by $8 million in higher receivable balances and $3 million in higher sugar and coffee inventory balances. These fluctuations are due to normal operating activities.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of September 30, 2007, available borrowings under these facilities totaled $426 million.

Balance Sheet: Working capital was $23 million at September 30, 2007, a decrease of $5 million from the balance carried at the end of 2006. The decrease in working capital was due primarily to higher accounts payable balances.

Cash and cash equivalents totaled $29 million at the end of the third quarter compared with $45 million at the beginning of the year. The lower cash balance is due principally to dividends paid, capital expenditures, contributions to joint venture investments, and repurchases of stock, partially offset by cash from operations and debt borrowings.

Long-term Debt, including current portion, totaled $476 million at September 30, 2007 compared with a balance of $442 million at December 31, 2006. This $34 million increase was due mainly to borrowings used for capital expenditures.

Tax-Deferred Real Estate Exchanges: Sales – During the third quarter of 2007, there were sales of three leased properties totaling $72.1 million that qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031 (the “Code”). As of September 30, 2007, $72.1 million of proceeds had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under the Code.

Purchases – There were no purchases during the third quarter of 2007 that utilized tax deferred funds.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: The Company adopted FIN 48 on January 1, 2007. The Company has not provided a detailed estimate of the timing of payments due to the uncertainty of when the related tax settlements are due. A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2007 is described in Note 3 to the financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

Transportation: For 2007, Matson expects its full-year operating profit to be significantly higher than 2006, based on the full-year impact and strength of its established China-Long Beach service and the strengthening Guam market.

Total Hawaii container volumes have been, and are expected to be, modestly lower than the prior year. Matson’s westbound Hawaii service container volume increased marginally in the third quarter of 2007, and is forecast to be flat in the fourth quarter, as compared to levels achieved in the same period of 2006. Eastbound container volume, which represents less than one-eighth of total Hawaii container volume, is expected to decrease in the fourth quarter and for the full year. While auto volumes were seasonally stronger in the third quarter of 2007, the Company does not expect that a return toward the higher volumes of preceding years will be achieved in the near-term.

The growth of Matson’s China-Long Beach service volume more than offset the moderating volume in the Hawaii market in the third quarter of 2007. Additionally, Matson’s China service advantage has provided meaningful rate and yield improvements that were favorably reflected in the results for the quarter. Matson expects that the favorable rate improvements will remain for the balance of the year. For the fourth quarter of 2007, Matson forecasts sustained, robust volumes, and expects that its ships will be effectively full, mirroring its volumes from the same period of the prior year.

Ocean Transportation financial performance for the fourth quarter of 2007 will be affected by cost increases related to contractual increases, higher Hawaii labor benefits, and increases in container terminal costs. The impact of these increases is expected to result in modestly to moderately lower financial performance in the fourth quarter of 2007 compared to the same period in the prior year.

For the fourth quarter of 2007, Matson Integrated Logistics (“MIL”) expects the volume environment to remain challenging, which is expected to unfavorably impact its financial performance in comparison to the same period from the prior year. Therefore, MIL expects only moderate improvement in its financial performance for the full year and expects margins in the fourth quarter to moderate from the high levels experienced in recent periods.

Real Estate: The real estate leasing portfolio continues to exhibit strong performance as occupancies remain at high levels. For the fourth quarter of 2007, existing high occupancy levels are expected to continue, although earnings are expected to be lower, compared to the same period in 2006, due in part to third quarter property sales, and various favorable non-recurring items that occurred in the fourth quarter of 2006. As a result, the year-over-year improvement for the real estate leasing portfolio is expected to be moderate.

Performance of the real estate sales segment in the third quarter of 2007 was significantly higher than the third quarter of 2006 due to the timing of property sales, which are inherently episodic. For the fourth quarter of 2007, given anticipated commercial property and residential real estate sales, the Company projects favorable year-over-year comparisons. For the full-year, the Company projects strong year-over-year growth.

Agribusiness: Unfavorable weather conditions have continued to negatively impact sugar yields in the third quarter of 2007, resulting in a loss in the third quarter of 2007. As a result, while the Company expects a favorable year-over-year comparison for the fourth quarter of 2007 versus the same period in 2006, the Company also expects nominal profitability for the full year.

OTHER MATTERS

Share Repurchases: During the third quarter, the Company repurchased 262,882 shares at an average price of $48.99 through open market purchases. As of September 30, 2007, approximately 1,737,000 shares remain available for repurchase under a two million share authorization that was approved by the A&B Board of Directors in October 2006. This authorization expires December 31, 2008.

Dividends: On April 25, 2007, the Company’s Board of Directors authorized a 16% increase in the quarterly dividend from $0.25 per share to $0.29 per share, effective with the second quarter of 2007. On June 28, 2007, the Company’s Board of Directors announced a third-quarter 2007 dividend of $0.29 per share, payable on September 6, 2007 to shareholders of record as of the close of business on August 2, 2007. On October 25, 2007, the Company’s Board of Directors approved a fourth-quarter 2007 dividend of $0.29 per share, payable on December 6, 2007 to shareholders of record as of the close of business on November 8, 2007.

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

Economic Conditions: Two primary sources of periodic economic forecasts for the State of Hawaii are the University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development & Tourism (DBEDT). Forecasts from these independent organizations suggest that the economic rate of growth has moderated, but remains positive for the rest of the year and into 2008.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the complaint filed by the Government of Guam with the Surface Transportation Board (the “Board”) against Matson in 1998, the Board, on August 30, 2007, denied the Government of Guam’s petition for reconsideration of the Board’s February 2, 2007 decision. As a result, the Government of Guam filed a motion to dismiss its complaint on September 18, 2007. The Board issued a decision dismissing the complaint on October 12, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 – 31, 2007	520 (1)	52.51	--	--
Aug 1 – 31, 2007	157,268	49.05	157,268	1,842,732 (2)
Sep 1 – 30, 2007	105,614	48.90	105,614	1,737,118 (2)

(1) Represents shares accepted in satisfaction of tax withholding obligations upon the vesting of non-vested common stock.

(2) The Company has a continuing share repurchase program (approved in October 2006) under which the Company may repurchase shares of common stock in either open market or private transactions. The share repurchase authorization expires December 31, 2008. See Note 10 included in Item 1 of this Form 10-Q for additional information related to share repurchases that occurred subsequent to September 30, 2007.

ITEM 6. EXHIBITS

10.a.(xxx) Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: October 26, 2007	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: October 26, 2007	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.a.(xxx) Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004.

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