Form 10-K
period 2007-12-31
ALEXANDER & BALDWIN INC
filed 2008-02-28
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 0-565

ALEXANDER & BALDWIN, INC.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

822 Bishop Street

Post Office Box 3440, Honolulu, Hawaii 96801

(Address of principal executive offices and zip code)

808-525 -6611

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

Number of shares of Common Stock outstanding at February  15, 2008:

41,307,295

Aggregate market value of Common Stock held by non-affiliates at June  30, 2007:

$2,231,299,861

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐	No ☒

Documents Incorporated By Reference

Portions of Registrant’s Proxy Statement dated March  13, 2008 (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

Page

Items 1 & 2.	Business and Properties	1

A.	Transportation	1
(1)	Freight Services	1
(2)	Vessels	2
(3)	Terminals	2
(4)	Logistics and Other Services	3
(5)	Competition	3
(6)	Labor Relations	5
(7)	Rate Regulation	5

B.	Real Estate	6
(1)	General	6
(2)	Planning and Zoning	7
(3)	Residential Projects	7
(4)	Commercial Properties	9

C.	Agribusiness	11
(1)	Production	11
(2)	Marketing of Sugar and Coffee	12
(3)	Sugar Competition and Legislation	12
(4)	Coffee Competition and Prices	13
(5)	Properties and Water	14

D.	Employees and Labor Relations	14

E.	Energy	15

F.	Available Information	16

Item 1A.	Risk Factors	16

Item 1B.	Unresolved Staff Comments	23

Item 3.	Legal Proceedings	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Executive Officers of the Registrant	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities	25

Item 6.	Selected Financial Data	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and
Results of Operations	31

i

Page

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	50

Item 8.	Financial Statements and Supplementary Data	52

Item 9.	Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure	98

Item 9A.	Controls and Procedures	98

A.	Disclosure Controls and Procedures	98

B.	Internal Control over Financial Reporting	98

Item 9B.	Other Information	98

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	99

A.	Directors	99

B.	Executive Officers	99

C.	Corporate Governance	100

D.	Code of Ethics	100

Item 11.	Executive Compensation	100

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters	100

Item 13.	Certain Relationships and Related Transactions, and Director Independence	101

Item 14.	Principal Accountant Fees and Services	101

PART IV

Item 15.	Exhibits and Financial Statement Schedules	102

A.	Financial Statements	102

B.	Financial Statement Schedules	102

C.	Exhibits Required by Item 601 of Regulation S-K	102

Signatures	111

Consent of Independent Registered Public Accounting Firm	113

ii

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December  31, 2007

PART I

ITEMS 1 & 2. BUSINESS AND PROPERTIES

Alexander & Baldwin, Inc. (“A&B”) is a multi-industry corporation with its primary operations centered in Hawaii. It was founded in 1870 and incorporated in 1900. Ocean transportation operations, related shoreside operations in Hawaii, and intermodal, truck brokerage and logistics services are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. (“Matson”), and two Matson subsidiaries. Property development and agribusiness operations are conducted by A&B and certain other subsidiaries of A&B.

The business industries of A&B are generally as follows:

A.

Transportation - carrying freight, primarily between various U.S. Pacific Coast, Hawaii, Guam, other Pacific island, and China ports; chartering vessels to third parties; arranging domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

B.

Real Estate - engaging in real estate development and ownership activities, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

C.

Agribusiness - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses and green coffee; marketing and distributing roasted coffee and green coffee; providing sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generating and selling, to the extent not used in A&B’s operations, electricity.

For information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2007, see Note 13 (“Industry Segments”) to A&B’s financial statements in Item 8 of Part II below.

DESCRIPTION OF BUSINESS AND PROPERTIES

A.	Transportation
(1)	Freight Services

Matson’s Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii. Roll-on/roll-off service is provided between California and the major ports in Hawaii.

Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii. Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, automobiles and packaged foods. Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, canned pineapple and dry containers of mixed commodities. The majority of Matson’s Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

Matson’s Guam Service provides containership freight services between the U.S. Pacific Coast and Guam and certain islands in Micronesia. Matson’s Micronesia Service offers container and conventional freight service between the U.S. Pacific Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and the islands of Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia.

Matson replaced its prior Guam Service upon termination of its alliance with American President Lines, Ltd. (“APL”) with an integrated Hawaii/Guam/China service that began in February 2006. The service employs five Matson containerships in a weekly service that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam. The vessels continue to China, where they are loaded with cargo to be discharged in Long Beach. Matson also serves the Commonwealth of Northern Marianas, Palau and Yap through connecting carriers calling at Guam.

Matson’s Micronesia Service was improved and Matson’s costs were reduced in August 2006 when Matson replaced its monthly barge service to Kwajalein, Ebeye, Majuro, Kosrae, Pohnpei and Chuuk with a bi-weekly ship service operating from Guam. Cargo originating on the Pacific Coast and in Hawaii is sent to Guam on the weekly Guam vessel and transferred to a ship chartered by Matson that sails every two weeks to these islands. Matson also carries cargo originating in Asia to these islands by receiving cargo transferred from other carriers in Guam.

See “Rate Regulation” below for a discussion of Matson’s freight rates.

(2)	Vessels

Matson’s fleet consists of 10 containerships, excluding one containership time-chartered from a third party that serves Micronesia; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge and two container barges equipped with cranes that serve the neighbor islands of Hawaii; and one container barge equipped with cranes that is available for charter. The 17 Matson-owned vessels in the fleet represent an investment of approximately $1.1 billion expended over the past 29 years. The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act, 1936, as amended.

In February 2005, Matson entered into a right of first refusal agreement with Aker Philadelphia Shipyard, Inc. (“Aker”), which provides that, after the MV  Maunalei was delivered to Matson, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party’s proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price. Matson does not expect to exercise this right because Aker’s order book is filled until 2010 by the construction of product tanker vessels that do not qualify for the discount. Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount.

Vessels owned by Matson are described on page 4.

As a complement to its fleet, Matson owns approximately 26,300 containers, 12,700 container chassis, 1,000 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2007 for vessels, equipment and systems totaled approximately $57 million.

(3)	Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu. Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 389,200 containers in 2007 (compared with 421,500 in 2006). The number of containers decreased primarily due to the drydocking of two neighbor island barges (the containers were handled by a third party) and the softening of the construction industry in Hawaii’s economy. The terminal can accommodate three vessels at one time. Matson Terminals’ lease with the State of Hawaii runs through September 2016. Matson Terminals also provides container stevedoring and other terminal services to Matson on the islands of Hawaii, Maui and Kauai, and for other vessels operators at ports on the island of Hawaii.

SSA Terminals, LLC (“SSAT”), a joint venture of Matson and SSA Marine, Inc. (“SSA”), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company (“MSC”), COSCO, NYK Line and China Shipping. SSAT operates seven terminals:  two in Seattle, three in Oakland/Richmond and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC (“SSAT (LB)”), a joint venture shared equally between SSAT and MSC.

Capital expenditures incurred by Matson Terminals in 2007 for terminals and equipment totaled approximately $11 million.

(4)	Logistics and Other Services

Matson Integrated Logistics, Inc. (“Matson Integrated Logistics”), a wholly-owned subsidiary of Matson, is a transportation intermediary that provides rail, highway, air and other third-party logistics services for North American and international ocean carrier customers, including Matson. Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers. Matson Integrated Logistics is headquartered in Concord, California, operates seven regional operating centers, has sales offices in over 40 cities nationwide, and operates through a network of agents throughout the U.S. mainland.

In 2007, Matson Global Distribution Services, Inc. (“Matson Global”) was formed as a wholly-owned subsidiary of Matson Integrated Logistics, expanding its service menu to include warehousing and distribution, freight forwarding and non-vessel operating common carrier (NVOCC) services. With the formation of Matson Global, Matson Integrated Logistics now provides customers with a full suite of domestic and international transportation services.

(5)	Competition

Matson’s Hawaii Service and Guam Service have one major containership competitor that serves Long Beach, Oakland, Tacoma, Honolulu and Guam. The Hawaii Service also has one additional liner competitor that operates a pure car carrier ship, specializing in the carriage of automobiles and large pieces of rolling stock such as trucks and buses.

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

Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii. Matson generally offers four sailings per week, though this amount may be adjusted according to seasonal demand. Matson provides over 200 sailings per year, which is greater than all of its domestic ocean competitors combined. One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. mainland is three per week with the potential for additional sailings. This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs. Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

MATSON NAVIGATION COMPANY, INC.

OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers						Vehicles		Molasses
	Official	Year		Speed	Deadweight					Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	20’	24’	40’	45’	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	48	171	988	--	300	2,229	--	--	--
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	150	--	1,152	--	336	2,454	1,219	38	--
MANULANI	1168529	2005	712’ 0”	23.0	29,517	4	--	1,294	--	300	2,592	--	--	--
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	182	--	1,340	--	408	2,824	--	--	--
MANOA	651627	1982	860’ 2”	23.0	30,187	182	--	1,340	--	408	2,824	--	--	--
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	4	--	1,359	--	300	2,592	--	--	--
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	4	--	1,359	--	300	2,592	--	--	--
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	4	--	1,188	--	300	2,400	--	--	--

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	--	210	779	--	300	1,626	44	--	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	--	458	538	--	300	1,626	--	--	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	50	94	771	--	201	1,712	450	56	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	6	--	865	38	246	1,821	910	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	286	276	681	--	188	1,979	--	--	--

Barges
WAIALEALE (2)	978516	1991	345’ 0”	--	5,621	--	--	--	--	35	--	230	45	--
MAUNA KEA (3) (4)	933804	1988	372’ 0”	--	6,837	--	276	24	--	70	380	--	--	--
MAUNA LOA (3)	676973	1984	350’ 0”	--	4,658	--	144	72	--	84	316	--	--	2,100
HALEAKALA (3)	676972	1984	350’ 0”	--	4,658	--	144	72	--	84	316	--	--	2,100

______________________________________________________

(1) “Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2) Roll-on/Roll-off Barge.

(3) Container Barge.

(4) Formerly named “Islander.”

The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. However, foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations provide indirect competition for Matson’s Hawaii Service. Asia, Australia, New Zealand and South Pacific islands have direct foreign-flag services to Hawaii.

Due to coordinated efforts by various interests to convince Congress to repeal the Jones Act, Matson is a member of Maritime Cabotage Task Force, which supports the retention of the Jones Act and other cabotage laws that regulate the transport of goods between U.S. ports. Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The Task Force seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

Simultaneous with the phase-out of the APL alliance, Matson commenced its China Long Beach Express Service on February 1, 2006. Matson provides weekly containership service between the ports of Ningbo and Shanghai and the port of Long Beach. Enroute to China, the ships carry cargo to the ports of Honolulu and Guam. Each ship continues to the ports of Ningbo and Shanghai, and returns directly to Long Beach. Major competitors in the China Service include well-known international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai, NYK Line and Yang Ming. Matson competes by offering the fastest and most reliable freight availability from Shanghai to Long Beach, providing fixed Sunday arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient U.S. flag ships and providing state-of-the-art technology and world-class customer service. Matson opened offices in Shanghai and Ningbo in October 2005, and has hired agents and has contracted with terminals in both locations.

Matson Integrated Logistics competes for freight with a number of large and small companies that provide surface transportation and third-party logistics services.

(6)	Labor Relations

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson. In the last 37 years, only once-in 2002, when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast-has Matson’s operations been disrupted significantly by labor disputes. See “Employees and Labor Relations” below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multiemployer pension plans to which Matson and Matson Terminals contribute.

(7)	Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates. A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”). Effective January 28, 2007, Matson decreased its fuel surcharge in its Hawaii and Guam services from 18.75 percent to 17.5 percent due to a decline in bunker fuel prices. Increases in bunker fuel prices and other energy-related costs caused Matson to raise its fuel surcharge in its Hawaii and Guam services to 19.5 percent, effective March 11, 2007 to 20.75 percent, effective May 6, 2007; to 22.5 percent, effective May 27, 2007; to 24 percent, effective August 19, 2007; to 29 percent, effective December 14, 2007; and to 31.5 percent, effective February 4, 2008. Effective January 1, 2007, Matson increased its rates in its Hawaii service by $100 per westbound container and $50 per eastbound container, and its terminal handling charge by $150 per westbound container and $75 per eastbound container. Matson raised its rates in its Hawaii and Guam services, effective January 6, 2008 and January 27, 2008 respectively, by $75 per westbound container and $40 per eastbound container and its terminal handling charges by $125 per westbound container and $60 per eastbound container. Matson’s new China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”). No such zone of reasonableness applies under FMC regulation.

B.	Real Estate
(1)	General

As of December 31, 2007 A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 89,480 acres, consisting of approximately 89,120 acres in Hawaii and approximately 360 acres on the mainland, as follows:

Location	No. of Acres

Maui	68,585
Kauai	20,510
Oahu	25
TOTAL HAWAII	89,120

California	80
Texas	165
Washington	15
Arizona	30
Nevada	20
Colorado	15
Utah	35
TOTAL MAINLAND	360

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes. A portion of these lands is used or planned for development or other urban uses. An additional 2,910 acres on Maui and Kauai are leased from third parties, and approximately 1,000 acres on Kauai have been transferred to a joint venture, consisting of A&B and DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of a master-planned resort residential community. Such acreage is not included in the table above.

Current Use	No. of Acres

Hawaii
Fully entitled Urban (defined below)	585
Agricultural, pasture and miscellaneous	59,265
Watershed/conservation	29,270

U.S. Mainland
Fully entitled Urban	360
TOTAL	89,480

A&B and its subsidiaries are actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

(2)	Planning and Zoning

The entitlement process for development of property in Hawaii is both complex, time-consuming and costly, involving numerous State and County regulatory approvals. For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

•	amendment of the County general plan to reflect the desired residential use;
•	approval by the State Land Use Commission (“SLUC”) to reclassify the parcel from the Agricultural district to the Urban district; and
•	County approval to rezone the property to the precise residential use desired.

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the construction of infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, provision of affordable housing and mandatory fee sale of portions of the project.

A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use. A&B designates a parcel as “fully entitled” or “fully zoned” when the above-mentioned land use approvals described above have been obtained.

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

In 2004 and 2005, A&B sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and four bulk parcels: MF-4 (10.5 acres), MF-15 (9.4 acres), MF-5 (8.4 acres) and MF-9 (30.2 acres). In 2004, A&B contributed the 25-acre MF-8 parcel to a joint venture for the development of the Kai Malu project described below. In 2006, A&B continued planning, design and permitting work on three parcels (30.3 acres): MF-11 (10.4 acres), MF-19 (6.7 acres) and MF-7 (13.0 acres). In 2006, a three-acre business parcel at MF-11 was sold. In 2007, a 4.6-acre portion of the 15.6-acre B I & II parcel was sold and construction commenced on 12 single-family lots at MF-11 and on nine half-acre estate lots at MF-19. Work progressed on the MF-7 parcel, planned for 75 multi-family units, including design and engineering and affordable housing requirements.

(b)         Kai Malu at Wailea. In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit. Vertical construction commenced in October 2005 and 22 units closed in 2006. A total of 86 units closed in 2007.

(c)         Haliimaile Subdivision. A&B’s application to rezone 63 acres and amend the community plan for the development of a 150- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005. In 2006, construction drawings were submitted to County agencies and preliminary large lot subdivision approval was granted in August 2006. In 2007, A&B continued to work with the County in the processing of subdivision and construction plans and the identification and development of a potable water source needed for the project.

(d)         Kane Street Development. Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului. A preliminary condominium report was obtained in April 2006, enabling sales and marketing to commence. Construction documents were completed and building permit applications were submitted to the County in August 2006. Permit approvals are expected in 2008.

(e)         Kahului Town Center. The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units, as well as approximately 240,000 square feet of retail/office space. In April 2007, the Environmental Assessment and SMA permit were approved for the project, allowing Phase I construction document preparation to commence. In July 2007, Phase I (86,000 square feet of commercial space) building permit applications were submitted to the County. Permit approvals are expected in 2008.

Kauai:

(f)         Kukui`ula. In April 2002, A&B entered into a joint venture with an affiliate of DMB Associates, Inc. for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements. Offsite construction commenced in 2005, while onsite infrastructure work commenced in 2006. The project’s mass grading permit was obtained in April 2007, allowing grading to commence on the project’s golf course and other amenity areas. Construction also progressed on roadways, subdivision improvements, water systems, and the project’s commercial center. A total of 67 lots have closed through year-end 2007. The capital contributed by A&B to the joint venture as of year-end 2007 was $48 million, excluding land and capitalized interest. Based on construction and operating costs to be incurred over the next three years, and revenue from lot sales, A&B’s additional contribution of capital to the joint venture could range from $70 million to $90 million over the next three years, a portion of which could be financed by construction financing obtained by the venture.

(g)         Port Allen. This project covers 17 acres in Port Allen, Kauai, and is planned for 75 condominium units and 58 single-family homes. In 2007, 26 homes closed, with the remaining 32 homes projected to close in 2008. Vertical construction of the condominium units is expected to commence in 2008, with completion of the initial units scheduled in 2009.

Oahu:

(h)         Keola La`i. In 2006, A&B commenced construction of a 42-story condominium project near downtown Honolulu, Oahu, consisting of 352 residential units, averaging 970 square feet. As of February 15, 2008, 325 units were under binding contracts. Closings commenced in February 2008, with most of the sales expected to close in the first half of 2008.

(i)         Waiawa. In August 2006, A&B closed a joint venture agreement with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned residential community (530 residential-zoned acres) in Central Oahu. The venture proposes to be the master developer for the project, planned for 5,000 primary residential units, and intends to sell parcels to homebuilders. In 2007, construction plans for the first phase of the project were submitted for permits, with approvals expected in 2008. Construction costs are substantially higher than originally projected, and the venture will be evaluating the impact of these higher costs on project feasibility in 2008.

Big Island of Hawaii:

(j)         Ka Milo at Mauna Lani. In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. The project is planned for 37 single-family units (averaging 2,330 square feet) and 100 duplex townhomes (averaging 2,040 square feet). In 2007, construction continued on the first phase of 27 units, and six units closed.

Mainland:

(k)         Santa Barbara Ranch. In November 2007, the Company entered into a joint venture with Vintage Communities, LLC, a developer of high-end lifestyle communities headquartered in Newport Beach, California, which intends to acquire and develop 1,040 acres for an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara. Planning and entitlement work is underway. As of February 15, 2008, A&B’s capital investment was $10.8 million, and collateralized by certain real estate assets. Future funding of equity is subject to Vintage satisfying certain conditions established by A&B.

(4)	Commercial Properties

An important source of property revenue is the lease rental income A&B receives from its portfolio of commercial income properties, currently consisting of approximately 6.5 million leasable square feet of commercial building space.

(a)	Hawaii Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.4 million square feet of leasable space. Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai. The average occupancy for the Hawaii portfolio was 98 percent in 2007, unchanged from 2006. In September 2007, A&B sold its leasehold interest in Fairways Shops, a 35,000-square-foot retail center in Kaanapali, Maui; Napili Plaza, a 45,200-square-foot retail center in Napili, Maui; and 801 Kaheka Street, a 4.0-acre ground leased parcel in Honolulu, Oahu. In November 2007, A&B closed a condemnation sale for 4.0 acres at the Kahului Harbor to the State of Hawaii. This parcel included two small buildings- 101 Kaahumanu, a 6,900-square-foot office building, and Old Kahului Store, a 17,000-square-foot commercial building.

The primary Hawaii commercial properties owned as of year-end 2007 are as follows:

Leasable Area
Property	Location	Type	(sq. ft.)
Maui Mall	Kahului, Maui	Retail	191,300
Mililani Shopping Center	Mililani, Oahu	Retail	180,300
Pacific Guardian Complex	Honolulu, Oahu	Office	143,300
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	126,400
P&L Warehouse	Kahului, Maui	Industrial	104,100
Port Allen	Port Allen, Kauai	Industrial/Retail	87,900
Hawaii Business Park	Pearl City, Oahu	Industrial	85,200
Triangle Square	Kahului, Maui	Retail	65,600
Wakea Business Center II	Kahului, Maui	Industrial/Retail	61,500
Kunia Shopping Center	Waipahu, Oahu	Retail	60,600
Kahului Office Building	Kahului, Maui	Office	56,700
Kahului Town Terrace	Kahului, Maui	Residential	56,700
Kahului Shopping Center	Kahului, Maui	Retail	55,100
Kahului Office Center	Kahului, Maui	Office	32,900
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Lono Center	Kahului, Maui	Office	13,100

Other commercial projects under development in Hawaii are discussed below:

(i)         Maui Business Park II. In April 2004, A&B filed a zoning change application with the County of Maui for the re-zoning of 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial. Hearings before the Council’s Land Use Committee were held in July

2007 and January 2008. The application was approved by the Committee in February, and will now be considered by the full Council. A final zoning decision is expected from the Council in 2008.

(ii)         Kukui`ula Village. In August 2007, the Company entered into a joint venture with DMB Kukui`ula Village LLC, for the development of Kukui`ula Village, a planned 91,700-square-foot commercial center located at the entrance to the Kukui`ula project. Mass grading commenced in July 2007 and the center is projected to be completed in early 2009.

(b)	U.S. Mainland Properties

On the U.S. mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031. In October 2007, A&B completed the sale of Vista Controls, a 51,100-square-foot industrial/office center in Valencia, California. In March 2007, A&B acquired Royal MacArthur Center, a 43,600-square-foot retail center in Dallas, Texas. In November 2007, A&B acquired Heritage Business Park, a 1,316,400-square-foot seven-building industrial/logistics facility in Dallas, Texas. As of year-end 2007, A&B’s Mainland portfolio included approximately 5.2 million square feet of leasable area, comprising seven retail centers, nine office buildings and six industrial properties, as follows:

Leasable Area
Property	Location	Type	(sq. ft.)
Heritage Business Park	Dallas, TX	Industrial	1,316,400
Ontario Distribution Center	Ontario, CA	Industrial	898,400
Sparks Business Center	Sparks, NV	Industrial	396,100
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Valley Freeway Corporate Park	Kent, WA	Industrial	228,200
1800 and 1820 Preston Park	Plano, TX	Office	198,500
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,200
Boardwalk Shopping Center	Round Rock, TX	Retail	184,600
San Pedro Plaza	San Antonio, TX	Office	171,900
2868 Prospect Park	Sacramento, CA	Office	162,900
Arbor Park Shopping Center	San Antonio, TX	Retail	139,500
Concorde Commerce Center	Phoenix, AZ	Office	140,700
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
San Jose Avenue Warehouse	City of Industry, CA	Industrial	126,000
Southbank II	Phoenix, AZ	Office	120,800
Village at Indian Wells	Indian Wells, CA	Retail	104,600
2450 Venture Oaks	Sacramento, CA	Office	103,700
Broadlands Marketplace	Broomfield, CO	Retail	97,900
Marina Shores Shopping Center	Long Beach, CA	Retail	67,700
2890 Gateway Oaks	Sacramento, CA	Office	58,800
Wilshire Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	43,600

A&B’s Mainland commercial properties maintained an average occupancy rate of 97 percent in 2007, compared to 98 percent in 2006.

In 2002, A&B began development activities in Valencia, California, a fast growing region north of Los Angeles with favorable demographics and strong economic growth. In 2006 and 2007, A&B expanded its development activities into Bakersfield and Palmdale, California. The following joint venture developments are planned or ongoing:

(i)         Crossroads Plaza. In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 61,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California. The property was acquired in August 2004. The sale of a pad site building closed in 2007, and construction of the remainder of the center is expected to be completed in 2008.

(ii)         Centre Pointe Marketplace. In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC for the development of a 105,700-square-foot retail center on a 13.0-acre parcel in Valencia, California. Vertical construction commenced in 2007, and the sale of several pad site buildings closed in 2007 and the remainder of the center is expected to be sold in 2008.

(iii)        Bridgeport Marketplace. In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8-acre parcel in Valencia, California. The parcel was subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel sold to a church in 2007, and a 15.5-acre parcel for the development of a 131,000-square-foot retail center. Vertical construction of the center commenced in the first quarter of 2007 and the center is expected to open in late-2008.

(iv)        Bakersfield  -  Panama Grove. In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the development of a 550,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. The parcel was acquired in November 2006. Planning, permitting and pre-leasing activities are ongoing.

(v)         Palmdale Trade & Commerce Center. In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. Planning and development work are ongoing.

(vi)        Savannah Logistics Park. In October 2007, A&B entered into an agreement to purchase a 1.0 million-square-foot industrial facility consisting of two warehouse buildings located on 63 acres in Savannah, Georgia, approximately 12 miles from the Port of Savannah, the second largest U.S. container port on the east coast. A&B closed the acquisition of both buildings in February 2008. The property will be treated as a development property until the completion of tenant improvements by A&B and the delivery of the space to one or more tenants.

C.	Agribusiness
(1)	Production

A&B has been engaged in the production of cane sugar in Hawaii since 1870, and the production of coffee in Hawaii since 1987. A&B’s current agribusiness and related operations consist of: (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) a coffee farm on the island of Kauai, operated by its Kauai Coffee Company, Inc. (“Kauai Coffee”) subsidiary, and (3) its Kahului Trucking & Storage, Inc. (“KT&S”) and Kauai Commercial Company, Incorporated (“KCC”) subsidiaries, which provide all types of trucking services, including sugar and molasses hauling on Maui and Kauai, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai.

HC&S is Hawaii’s largest producer of raw sugar, producing approximately 164,500 tons of raw sugar in 2007, or about 80 percent of the raw sugar produced in Hawaii for the year (compared with 173,600 tons, or about 81 percent, in 2006). The decrease in production was due to a number of reasons, including adverse weather conditions, the age of the crop, and various farming practices. HC&S harvested 16,895 acres of sugar cane in 2007 (compared with 16,950 in 2006). Yields averaged 9.7 tons of sugar per acre in 2007 (compared with 10.2 in 2006). As a by-product of sugar production, HC&S also produced approximately 51,700 tons of molasses in 2007 (compared with 55,900 in 2006).

In 2007, approximately 21,200 tons of sugar (compared with 15,500 tons in 2006) were processed by HC&S into specialty food-grade sugars that were sold under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels. A multi-phase expansion of the production facilities for these sugars commenced in 2006 and will be complete in early 2008.

During 2007, Kauai Coffee had approximately 3,000 acres of coffee trees under cultivation. The 2007 harvest yielded approximately 2.5 million pounds of green coffee, compared with 2.7 million pounds in 2006. The mix of green coffee resulted in a slightly higher percentage of specialty and commodity green beans and a lower percentage of mid-grade green beans than in 2006.

HC&S and McBryde Sugar Company, Limited (“McBryde”), a subsidiary of A&B and the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies. HC&S’s power is produced by burning bagasse (the residual fiber of the sugar cane plant), by hydroelectric power generation and, when necessary, by burning fossil fuels, whereas McBryde produces power solely by hydroelectric generation. The price for the power sold by HC&S and McBryde is equal to the utility companies’ “avoided cost” of not producing such power themselves. In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility. See “Energy” below for power production and sales data.

(2)	Marketing of Sugar and Coffee

Approximately 87 percent of the bulk raw sugar produced by HC&S in 2007 was purchased, refined and marketed by C&H Sugar Company, Inc. (“C&H”), in which A&B divested its equity position in 2005. C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States.

The remaining 13 percent of the raw sugar is used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels. HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” products.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2008. Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S. Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2007 harvest, as described in Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of Part II below.

At Kauai Coffee, coffee marketing efforts are directed toward developing a market for premium-priced, estate-grown Kauai green bean (unroasted) coffee. Most of the coffee crop is being marketed on the U.S. mainland as green bean coffee. In addition to the sale of green bean coffee, Kauai Coffee produces and sells roasted, packaged coffee under the Kauai Coffee® trademark. Kauai Coffee’s customers include specialty and commodity brokers, hotels, and large regional roasters.

(3)	Sugar Competition and Legislation

Hawaii sugar growers produce more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the U.S. mainland market. Hawaiian refined sugar is marketed primarily west of Chicago. This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States that produces more sugar than it consumes. Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices. The current protective legislation is the Farm Security and Rural Investment Act of 2002 (“2002 Farm Bill”). The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program. The TRQ system limits imports by allowing only a quota amount to enter the U.S. after payment of a relatively low tariff. A higher, over-quota tariff is imposed for imported quantities above the quota amount.

The 2002 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers. A loan rate (support price) of 18 cents per pound for raw cane sugar is in effect for the 2003 through 2007 crops. The supply agreement between HS&TC and C&H provides for a floor minimum price that is based on the loan rate. The 2002 Farm Bill expires on September 30, 2008, and Congress is currently in deliberations on a new Farm Bill.

In 2005, the U.S. approved a trade pact with Central America and the Dominican Republic, known as the Central America-Dominican Republic-United States Free Trade Agreement (“CAFTA-DR”). In 2006, the first year of the agreement, additional sugar market access for participating countries amounted to about 1.2 percent of current U.S. sugar consumption (107,000 metric tons), which will grow to about 1.7 percent (151,000 metric tons) in its fifteenth year.

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994. This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico. Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated. In addition, many tariffs were eliminated immediately, while others were phased out over periods of 5 to 15 years with full elimination beginning January 1, 2008. In 2008, Mexico can ship an unlimited quantity of sugar duty-free to the U.S. each year, even though the U.S. sugar market is already oversupplied.

U.S. domestic raw sugar prices remain suppressed. A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):

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

Kauai Coffee competes with coffee growers located worldwide, including in Hawaii. Coffee commodity prices have recovered from near record lows and, in late 2007, rebounded to their highest levels in ten years. The market for specialty coffee in the United States is very competitive. Because of its quality and branding, Kauai Coffee has been successful at selling most of its coffee at a premium, above commodity market prices. Kauai Coffee has long-term, repeat customers that account for the bulk of its sales, though there is strong competition and the contracts are subject to renegotiation each year.

Approximately one-fifth of Kauai Coffee’s production is off-grade coffees, which are loosely tied to world commodity market prices. Kauai Coffee engages in short-term contracts with established customers to ensure that it receives the best price possible for these coffees. These prices are subject to price adjustments on an annual basis.

Kauai Coffee’s green bean coffee production volume and unit costs vary each year depending upon growing and harvesting conditions. The unit cost per pound impacts the cost of goods for Kauai Coffee’s wholesale roasted and retail programs.

(5)	Properties and Water

The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres, including a small portion of leased lands. Approximately 34,600 acres are under cultivation, and the balance is leased to third parties, is not suitable for cane cultivation, or is used for plantation purposes such as roads, reservoirs, ditches and plant sites.

On Kauai, approximately 3,000 acres are cultivated by Kauai Coffee.

The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to protect agricultural lands, promote diversified agriculture, increase the State’s agricultural self-sufficiency, and assure the availability of agriculturally suitable lands. The Legislature is currently considering a package of incentives whose passage is necessary to trigger the IAL system of land designation. A&B continues to work with the Legislature, as well as other farmers and landowners, to ensure a satisfactory package of agricultural incentives is provided for IAL.

It is crucial for HC&S and Kauai Coffee to have access to reliable sources of water supply and efficient irrigation systems. A&B’s plantations conserve water by using a “drip” irrigation system that distributes water to the roots through small holes in plastic tubes. All but a small area of the cultivated cane land farmed by HC&S is drip irrigated. All of Kauai Coffee’s fields are drip irrigated.

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provides approximately one-tenth of the irrigation water used by HC&S. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.

D.	Employees and Labor Relations

As of December 31, 2007, A&B and its subsidiaries had approximately 2,255 regular full-time employees. About 965 regular full-time employees were engaged in the agribusiness segment, 1,130 were engaged in the transportation segment, 65 were engaged in the real estate segment, and the remaining were in administration. Approximately 49 percent were covered by collective bargaining agreements with unions.

At December 31, 2007, the active Matson fleet employed seagoing personnel in 275 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore. Approximately 22 percent of Matson’s regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

Historically, collective bargaining with longshore and seagoing unions has been complex and difficult. However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members. Matson negotiates directly with these unions. Matson’s agreements with the Seafarer’s International Union and shore-based units of the Sailors Union of the Pacific (“SUP”) and the Marine Firemen’s Union (“MFU”) were renewed in mid-2005 through June 2008 without service interruption. In addition, the contracts that Matson has with the shipboard-based units of the SUP and MFU expire on July 1, 2008 for Matson’s ships built prior to 2003. Negotiations on the seagoing contracts have customarily commenced in May.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports. Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast. The current six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, will expire on July 1, 2008. Matson Terminals provides stevedoring and terminal services to Matson vessels calling at Honolulu and on the islands of Hawaii, Maui and Kauai, and for customer vessels on the island of Hawaii. Matson Terminals is a member of the Hawaii Stevedore Industry Committee (“SIC”), which negotiates with the ILWU in Hawaii on behalf of its members. The ILWU contract in Hawaii expires on June 30, 2008. Negotiations on both of these agreements are expected to begin in spring of 2008.

During 2007, Matson renewed its collective bargaining agreement with ILWU clerical workers at Long Beach through June 2010 without service interruption.

During 2007, Matson contributed to multiemployer pension plans for vessel crews. If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any. In the event that any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability. Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees. For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 9 (“Employee Benefit Plans”) to A&B’s financial statements in Item 8 of Part II below.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU. The agreements with the HC&S production unit employees and clerical bargaining unit employees covering approximately 640 workers, expired on January 31, 2008, and are being renegotiated. The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU. The agreement with the bulk sugar employees will expire June 30, 2008 and is being renegotiated, while the agreement with all other employees was renegotiated in 2006 and will expire March 31, 2009. There are two collective bargaining agreements with KCC employees represented by the ILWU. The agreements covering the production unit, as well as clerical employees, expired on April 30, 2007, and are being renegotiated. A tentative agreement was reached with the KCC production unit in February 2008. The clerical unit negotiations will start in February 2008. The collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee was renegotiated and will expire on January 31, 2010.

E.	Energy

Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations. Residual fuel oil is by far Matson’s largest energy-related expense. In 2007, Matson vessels used approximately 2.3 million barrels of residual fuel oil (compared with 2.2 million barrels in 2006).

Residual fuel oil prices paid by Matson in 2007 started at $41.51 per barrel and ended the year at $80.10. The low for the year was $41.51 per barrel in January and the high was $87.44 in December. Sufficient fuel for Matson’s requirements is expected to be available in 2008.

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations. In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced. HC&S also generates a limited amount of hydroelectric power. To the extent it is not used in A&B’s factory operations, HC&S sells electricity. In 2007, HC&S produced and sold, respectively, approximately 218,000 MWH and 94,000 MWH of electric power (compared with 208,000 MWH produced and 98,000 MWH sold in 2006). The decrease in power sold was due to drought conditions, which hindered hydro power produced and increased the use of power for irrigation pumping. HC&S increased its use of oil from 28,500 barrels in 2006 to 31,100 barrels in 2007, most of which was low-cost, recycled motor oil. Coal used for power generation was 68,100 short tons, about 8,400 tons more than that used in 2006.

In 2007, McBryde produced approximately 31,800 MWH of hydroelectric power (compared with approximately 35,100 MWH in 2006). The decline was due to an extended drought. To the extent it is not used in A&B’s coffee operations, McBryde sells electricity to Kauai Island Utility Cooperative. Power sales in 2007 amounted to approximately 21,200 MWH (compared with 27,100 MWH in 2006).

F.	Available Information

A&B files reports with the Securities and Exchange Commission (the “SEC”). The reports and other information filed include: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).

The public may read and copy any materials A&B files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding A&B and other issuers that file electronically with the SEC. The address of that website is www.sec.gov.

A&B makes available, free of charge on or through its Internet website, A&B’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC. The address of A&B’s Internet website is www.alexanderbaldwin.com.

ITEM 1A. RISK FACTORS

The business of A&B and its subsidiaries (collectively, the “Company”) faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in the Company’s filings with the SEC. The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance. Other risks and uncertainties may also impair its business operations. Any of these risks may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

GENERAL

An economic decline or decrease in market demand for the Company’s services and products in Hawaii, the U.S. mainland, Guam or Asia may adversely affect the Company’s operating results and financial condition.

A weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or a decrease in market demand may adversely impact the level of freight volumes and real estate activity in Hawaii. A decline in the overall economy or market demand in the U.S. mainland may reduce the demand for goods from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes and/or rates, the sale of Hawaii real estate to Mainland buyers, and the Hawaii real estate markets generally. A change in the cost of goods or currency exchange rates may decrease the freight volume and/or rates from Asia to the United States.

The Company may face new or increased competition.

The Company’s transportation segment may face new competition by established or start-up shipping operators that enter the Company’s markets. The entry of a new competitor or the addition of ships or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on the Company’s business. See also discussion under “Business and Properties - Transportation - Competition” above.

For the Company’s real estate segment, there are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties. Such competition could have an adverse effect on the Company’s business.

The Company’s significant operating agreements and leases could be replaced.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and could be replaced, thereby adversely affecting future revenue generation. For example, the Company’s agribusiness segment sells substantially all of its bulk raw sugar through the cooperative HS&TC, which has a supply contract with C&H Sugar Company, Inc., ending in December 2008. Replacement of this supply contract on less favorable terms to the Company may adversely affect the Company’s sugar business.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect the Company’s business.

During 2007, the mortgage lending industry experienced significant instability due to, among other things, defaults on subprime loans and a resulting decline in the market value of such loans. In light of these developments, lenders, investors, regulators and other third parties have questioned the adequacy of lending standards and other credit requirements for several loan programs made available to borrowers in recent years. This has led to tightened credit requirements, reduced liquidity and increased credit risk premiums. A deterioration in credit quality among subprime and other nonconforming loans has caused almost all lenders to eliminate subprime mortgages and most other loan products that are not conforming loans, FHA/VA-eligible loans or jumbo loans (which meet conforming underwriting guidelines other than loan size). Fewer loan products and tighter loan qualifications may make it more difficult for some borrowers to finance the purchase of homes in the Company’s residential projects. In addition, the tightening of credit in the commercial markets may adversely affect the Company’s ability to secure construction and other financing for the Company’s residential and commercial projects. Furthermore, any protracted contraction of liquidity in the commercial markets may adversely affect the Company’s ability to renew its committed lines of credit in the future on equal or more favorable terms. These developments may adversely affect the Company’s operations and financial results.

Rising fuel prices and availability may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s shipping and agribusiness operations. The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control. Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions. Increases in fuel costs also can lead to other expense increases, through, for example, increased costs of energy, petroleum-based raw materials and purchased transportation services. In the Company’s ocean transportation and logistics segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel surcharges may adversely affect its results of operations. Increases in energy costs for the Company’s leased real estate portfolio are typically recovered from lessees, although higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices may also increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting the Company’s development projects. Finally, rising fuel prices will impact the cost of producing and transporting sugar.

Changes to federal, state or local law or regulations may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, government administration of the U.S. sugar program, environmental regulations including those relating to air quality initiatives at port locations, and cabotage laws. Changes to the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition. For example, if the Jones Act and the regulations promulgated thereunder were repealed, amended, or otherwise modified, non-U.S. competitors with significantly lower costs may consequently enter any of the Jones Act routes or the Company’s business may be significantly altered, all of which may have an adverse effect on the Company’s shipping business. In addition, changes in federal, state and local environmental laws impacting the shipping business may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased recovery from customers. The real estate segment is subject to numerous federal, state and local laws and regulations, which, if changed, may adversely affect the Company’s business. The agribusiness segment is subject to the federal government’s administration of the U.S. sugar program, such as the Farm Bill that the U.S. Congress is working on, and the Company may be affected by any changes.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company’s operations.

As of December 31, 2007, the Company had approximately 2,255 regular full-time employees, of which approximately 49 percent were covered by collective bargaining agreements with unions. The Company’s transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully. For example, in its real estate segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

The loss of or damage to key vendor and customer relationships may adversely affect the Company’s business.

The Company’s business is dependent on its relationships with key vendors, customers and tenants. The ocean transportation business relies on its relationships with freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies are important in the Company’s intermodal business. For agribusiness, HC&S’s relationship with C&H Sugar Company, Inc. is important. The loss of or damage to any of these key relationships may affect the Company’s business adversely.

Interruption or failure of the Company’s information technology and communications systems could impair the Company’s ability to operate and adversely affect its business.

The Company is highly dependent on information technology systems. For example, in the transportation segment, these dependencies primarily include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions. The Company may experience failures caused by the occurrence of a natural disaster, or other unanticipated problems at the Company’s facilities. Any failure of the Company’s systems could result in interruptions in its service or production, reducing its revenue and profits and damaging its reputation.

The Company is susceptible to weather and natural disasters.

The Company’s transportation operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes. Such events will interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events. In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations, and may cause serious damage to its vessels, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company’s business.

For the real estate segment, the occurrence of natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornados and unusually heavy or prolonged rain, could damage its real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on its ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, the Company’s properties.

For the agribusiness segment, drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, fires, other natural disasters or agricultural pestilence may have an adverse effect on the sugar and coffee planting, harvesting and production, and the agribusiness segment’s facilities, including dams and reservoirs.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability of tourists to get to Hawaii, thereby adversely affecting the Company. Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company’s shipping operations or real estate holdings, or may cause the U.S. government to take control of Matson’s vessels for military operation. Heightened security measures are likely to slow the movement of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company’s business and results of operations.

Loss of the Company’s key personnel could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect its future operating results because of such employee’s experience and knowledge of its business and customer relationships. If key employees depart, the Company may have to incur significant costs to replace them and its ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not expect to maintain key person insurance on any of its key personnel.

The Company is involved in joint ventures and is subject to risks associated with joint venture relationships.

The Company is involved in joint venture relationships, and may initiate future joint venture projects. A joint venture involves certain risks such as:

•	the Company may not have voting control over the joint venture;
•	the Company may not be able to maintain good relationships with its joint venture partners;
•	the venture partner at any time may have economic or business interests that are inconsistent with the Company’s;
•

the venture partner may fail to fund its share of operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company; and

•	the joint venture or venture partner could lose key personnel.

In connection with its real estate joint ventures, the Company is sometimes asked to guarantee completion of a joint venture’s construction and development of a project, or to indemnify a third party serving as surety for a joint venture’s bonds for such completion. If the Company were to become obligated under such arrangement, the Company may be adversely affected.

The Company is subject to, and may in the future be subject to, disputes, or legal or other proceedings, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, or legal or other proceedings, relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. In addition, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. For a description of significant legal proceedings involving the Company, see “Legal Proceedings” below.

TRANSPORTATION

The Company is subject to risks associated with conducting business in a foreign shipping market.

In February 2006, Matson launched its Hawaii/Guam/China service. The Company is subject to risks associated with conducting business in a foreign shipping market, which include:

•	challenges in operating in a foreign country and doing business and developing relationships with foreign companies;
•	difficulties in staffing and managing foreign operations;
•	legal and regulatory restrictions, including compliance with Foreign Corrupt Practices Act;
•	decreases in shipping rates;
•	competition with established and new shippers;
•	currency exchange rate fluctuations;
•	political and economic instability; and
•	challenges caused by cultural differences.

Any of these risks has the potential to adversely affect the Company’s operating results.

Acquisitions may have an adverse effect on the Company’s business.

The Company’s growth strategy includes expansion through acquisitions. Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of the Company’s capital and its management’s attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company.

The Company’s logistics services are dependent upon third parties for equipment, capacity and services essential to operate their business, and if they fail to secure sufficient third party services, their business could be adversely affected.

The Company’s logistics services are dependent upon rail, truck and ocean transportation services provided by independent third parties. If they cannot secure sufficient transportation equipment, capacity or services from these third parties at a reasonable rate to meet their customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. As a result, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

The loss of several of the Company’s logistics services major customers could have an adverse effect on the Company’s revenue and business.

The Company’s logistics services derive a significant portion of their revenues from their largest customers. For 2007, the Company’s logistics services’ largest ten customers accounted for approximately 37% of the Company’s logistics services’ revenue.A reduction in or termination of the Company’s logistics services by several of their largest customers could have an adverse effect on the Company’s revenue and business.

REAL ESTATE

The Company is subject to risks associated with real estate construction and development.

The Company’s development projects are subject to risks relating to the Company’s ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

•	an inability of the Company or buyers to secure sufficient financing or insurance on favorable terms, or at all;
•	construction delays, defects, or cost overruns, which may increase project development costs;
•	an increase in commodity or construction costs, including labor costs;
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
•	an inability to obtain zoning, occupancy and other required governmental permits and authorizations;
•

difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	an inability to have access to reliable sources of water or to secure water service or meters for its projects;
•	an inability to secure tenants necessary to support the project;
•	failure to achieve or sustain anticipated occupancy or sales levels;
•	buyer defaults, including defaults under executed or binding contracts; and
•	an inability to sell the Company’s constructed inventory.

Any of these risks has the potential to adversely affect the Company’s future operating results.

A decline in leasing rental income could adversely affect the Company.

The Company owns a portfolio of commercial income properties. Factors that may adversely affect the Company’s profitability include:

•	a significant number of the Company’s tenants are unable to meet their obligations;
•	non-recoverable operating and ownership costs are materially higher than anticipated;
•	the Company is unable to lease space at its properties when the space becomes available;
•	the rental rates upon a renewal or a new lease are significantly lower than expected; or
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues.

Governmental entities have adopted or may adopt regulatory requirements that may restrict the Company’s development activity.

The Company is subject to extensive and complex laws and regulations that affect the land development process, including laws and regulations related to zoning and permitted land uses. Government entities have adopted or may approve regulations or laws that could negatively impact the availability of land and development opportunities within those areas. For example, in December 2006, Maui County adopted a Residential Workforce

Housing Policy, which requires developers of residential developments of five or more units to sell or rent 40% to 50% of the total number of units at below market rates, or pay significant fees or contribute property to the County for low-income housing. These requirements could make the cost of developing new projects prohibitive. It is possible that increasingly stringent requirements will be imposed on developers in the future that could adversely affect the Company’s ability to develop projects in the affected markets or could require that the Company satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs of the Company. Any such delays or costs could have an adverse effect on the Company’s revenues and earnings.

AGRIBUSINESS

The unavailability of water for agricultural irrigation could adversely affect the Company.

It is crucial for the Company’s agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane and coffee. As further described in “Legal Proceedings” below, there are administrative hearing processes challenging the Company’s ability to divert water from streams in Maui. If the Company is not permitted to divert stream waters for its use, it would have an adverse effect on the Company’s sugar operations.

A decline in raw sugar or coffee prices will adversely affect the Company’s business.

The business and results of operations of the Company’s agribusiness segment are substantially affected by market factors, principally the domestic and international prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops, weather conditions, and United States farm and trade policies. If the price for sugar or coffee were to decline, the Company’s agribusiness segment would be adversely affected. See also discussion under “Business and Properties - Agribusiness - Competition and Sugar Legislation” above.

The Company is subject to risks associated with raw sugar and coffee production.

The Company’s raw sugar and coffee production are subject to risks, which include:

•	weather and natural disasters;
•	disease;
•	weed control;
•	uncontrolled fires, including arson;
•	poor farming practices;
•	government restrictions on farming practices due to cane burning;
•	increases in costs, including, but not limited to fertilizer, fuel, and drip tubing;
•	water availability (see risk factor above regarding unavailability of water);
•	equipment failures in factory or power plant; and
•	labor, including labor availability (see risk factor above regarding labor disruptions).

Any of these risks has the potential to adversely affect the Company’s future agribusiness operating results.

OTHER

Earnings on pension assets, or a change in pension law and on key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee retirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, or lower returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multiemployer pension plans and plan funding.

The Company may have exposure under its multiemployer plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.

The Company contributes to various multiemployer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. In the event that any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if a multiemployer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes.

The Company is required to evaluate its internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in the Company’s financial reports and have an adverse effect on the Company’s stock price.

Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting. Although the Company has concluded that its internal controls over financial reporting were effective as of December 31, 2007, there can be no assurances that the Company will reach the same conclusion at the end of future years. If the Company is unable to assert that its internal control over financial reporting is effective, or if the Company’s auditors are unable to express an opinion on the effectiveness of the Company’s internal controls, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company’s stock price.

The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by the Company or on its behalf.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 3. LEGAL PROCEEDINGS

See “Business and Properties - Transportation - Rate Regulation” above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

On September 14, 1998, Matson was served with a complaint filed by the Government of Guam with the Surface Transportation Board (the “Board”), alleging that Sea-Land Services, Inc., APL and Matson had charged unreasonable rates in the Guam trade since January 1991. Matson did not begin its Guam Service until February 1996. On February 2, 2007, the Board issued a decision, setting a briefing schedule to determine whether there is effective competition in the Guam trade, as requested by Matson. On August 30, 2007, the Board denied the petitions for reconsideration of its February 2, 2007 decision filed by the Government of Guam and intervenor Caribbean Shippers Association. In light of this decision, the Government of Guam filed a motion to dismiss its complaint on September 18, 2007. On October 12, 2007, the Board dismissed the complaint and discontinued the proceeding.

A&B owns 16,000 acres of watershed lands in East Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to divert stream waters from State lands in East Maui for its use, it would have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, a petition was filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) set interim instream flow standards in 27 East Maui streams that feed the Company’s irrigation system. The Water Commission’s deliberations regarding the appropriateness of amending the current interim instream flow standards for the East Maui streams are currently ongoing, and the Company continues to object to the petition. The Water Commission’s setting of such interim instream flow standards could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations. The Water Commission has not set a timeframe for setting an interim instream flow standard.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend interim instream flow standards for four streams in West Maui. The West Maui irrigation system provides approximately one-tenth of the irrigation water used by HC&S. The Water Commission’s deliberations regarding the appropriateness of amending the current interim instream flow standards for the West Maui streams are currently ongoing, and the Company continues to object to the petition. The Water Commission’s amending of such interim instream flow standards could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations. A decision by the Water Commission is not expected until the second half of 2008.

On November 16, 2006, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia. The complaint sought review of a ruling by the National Vessel Documentation Center that work to be performed on Matson’s C9 vessels in foreign and U.S. shipyards would not result in loss of coastwise trading privileges of the vessels. On April 6, 2007, the Court dismissed the complaint because the preliminary ruling challenged in the complaint was not a final agency action and, therefore, was not ripe for judicial review. On October 23, 2007, the Coast Guard issued a final ruling that C-9 vessel Mokihana had not been rebuilt abroad and issued a certificate of documentation with coastwise endorsement for the vessel. On December 10, 2007, the Shipbuilders Council and Pasha filed another complaint against the same government entities, seeking review of the issuance of the certificate of documentation with a coastwise endorsement. Matson has intervened in the action. In a separate but related matter, the same plaintiffs have asked Marad to investigate the continued eligibility of nine of Matson’s vessels, including the three C9 vessels, to participate in the Capital Construction Fund and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards. On November 7, 2007, Marad sought public comment on what standards it should apply when making determinations of foreign reconstruction of U.S.-built vessels that participate in the Capital Construction Fund and foreign rebuilding of U.S.-built vessels that participate in the cargo preference program. Matson believes that it has conducted its activities in compliance with the law, long-standing precedents, policies and regulations of the Coast Guard and Marad.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B’s results of operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

For the information about executive officers of A&B required to be included in this Part I, see section B (“Executive Officers”) in Item 10 of Part III below, which is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&B common stock is listed on The Nasdaq Stock Market and trades under the symbol “ALEX.” As of February 15, 2008, there were 3,370 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

A summary of daily stock transactions is listed in the NASDAQ Global Market Issues section of major newspapers. Trading volume averaged 264,577 shares a day in 2007, compared with 301,612 shares a day in 2006 and 292,950 in 2005.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by The NASDAQ Stock Market, and cash dividends paid per share of common stock, for 2007 and 2006, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2007
First Quarter	$0.25	$51.45	$44.20	$50.44
Second Quarter	$0.29	$55.55	$50.51	$53.11
Third Quarter	$0.29	$59.42	$47.23	$50.13
Fourth Quarter	$0.29	$58.30	$47.55	$51.66

2006
First Quarter	$0.225	$54.86	$46.60	$47.68
Second Quarter	$0.250	$51.06	$40.50	$44.27
Third Quarter	$0.250	$45.01	$39.29	$44.37
Fourth Quarter	$0.250	$47.70	$42.73	$44.34

Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B has paid cash dividends each year since 1903. The most recent increase in the quarterly dividend rate was effective the second quarter of 2007, and was increased from 25 cents per share to 29 cents per share. In 2007, dividend payments to shareholders totaled $48 million which was 34 percent of reported net income for the year. The following dividend schedule for 2008 has been set, subject to final approval by the Board of Directors:

Quarterly Dividend	Declaration Date	Record Date	Payment Date

First	January 31, 2008	February 15, 2008	March 6, 2008
Second	April 24, 2008	May 8, 2008	June 5, 2008
Third	June 26, 2008	August 7, 2008	September 4, 2008
Fourth	October 23, 2008	November 6, 2008	December 4, 2008

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

A&B has a Shareholder Rights Plan, designed to protect the interests of shareholders in the event an attempt is made to acquire the Company. The rights initially will trade with A&B’s outstanding common stock and will not be exercisable absent certain acquisitions or attempted acquisitions of specified percentages of such stock. If exercisable, the rights generally entitle shareholders (other than the acquiring party) to purchase additional shares of A&B’s stock or shares of an acquiring company’s stock at prices below market value. The Shareholder Rights Plan expires December 2008.

Securities authorized for issuance under equity compensation plans as of December 31, 2007, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,622,527	$37.62	2,196,313*
Equity compensation plans not approved by security holders	--	--	--
Total	1,622,527	$37.62	2,196,313

*	Under the 2007 Incentive Compensation Plan, 2,196,313 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct 1 – 31, 2007	32,890	48.70	32,890	1,704,228
Nov 1 – 30, 2007	375,956	48.35	375,956	1,328,272
Dec 1 – 31, 2007	--	--	--	--

(1) In October 2006, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock. The authorization will expire on December 31, 2008.

During 2007, the Company repurchased 671,728 shares of its common stock for $33 million, or an average price of $48.62 per share. During 2006, the Company repurchased 1,653,795 shares of its stock for an average price of $43.34. There were no shares of A&B common stock repurchased by the Company during 2005. In October 2006, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock. The authorization expires on December 31, 2008. The shares repurchased in 2006 were made under a previous share repurchase authorization that expired on December 31, 2006. As of December 31, 2007, 1,328,272 shares remain available for repurchase under the 2006 authorization.

During the first quarter of 2007, 7,371 shares were returned to the Company in connection with the exercise of options to purchase shares of the Company’s stock. The fair value of these shares averaged $47.42 per share.

From January 1, 2008 through February 15, 2008, the Company repurchased an additional 1,124,449 shares of its common stock at an average price of $44.24 per share. The repurchases were made under an October 2006 share authorization that expires December 31, 2008.

On January 31, 2008, the Board of Directors authorized A&B to repurchase up to 2 million additional shares of its common stock. The new authorization will expire on December 31, 2009. As of February 15, 2008, 2,203,823 shares remained available for repurchase, including 203,823 shares subject to an authorization that expires December 31, 2008 and 2 million shares subject to an authorization that expires December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except per-share amounts):

	2007	2006	2005	2004	2003
Revenue:
Transportation:
Ocean transportation	$1,006.9	$945.8	$878.3	$850.1	$776.3
Logistics services	433.5	444.2	431.6	376.9	237.7
Real Estate:
Leasing	108.5	100.6	89.7	83.8	80.3
Sales	117.8	97.3	148.9	82.3	63.8
Less amounts reported in discontinued operations[1]	(100.6)	(101.2)	(66.6)	(16.3)	(51.8)
Agribusiness	123.7	127.4	123.2	112.8	112.9
Reconciling Items[2]	(9.2)	(14.2)	(8.4)	(6.5)	--
Total revenue	$1,680.6	$1,599.9	$1,596.7	$1,483.1	$1,219.2

Operating Profit:
Transportation:
Ocean transportation	$126.5	$105.6	$128.0	$108.3	$93.2
Logistics services	21.8	20.8	14.4	8.9	4.3
Real Estate:
Leasing	51.6	50.3	43.7	38.8	37.0
Sales	74.4	49.7	44.1	34.6	23.9
Less amounts reported in discontinued operations[1]	(54.4)	(46.7)	(22.2)	(7.2)	(23.7)
Agribusiness	0.2	6.9	11.2	4.8	5.1
Total operating profit	220.1	186.6	219.2	188.2	139.8
Write-down of long-lived assets[3]	--	--	(2.3)	--	(7.7)
Interest expense, net[4]	(18.8)	(15.0)	(13.3)	(12.7)	(11.6)
General corporate expenses	(27.3)	(22.3)	(24.1)	(20.3)	(15.2)
Income from continuing operations before income taxes	174.0	149.3	179.5	155.2	105.3
Income taxes	(65.5)	(55.8)	(67.2)	(58.9)	(38.7)
Income from continuing operations	$108.5	$93.5	$112.3	$96.3	$66.6

[1]	Prior year amounts restated for amounts treated as discontinued operations.

[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes. Amounts for 2003 were not material.

[3]

The 2005 and 2003 write-downs were for an “other-than-temporary” impairment in the Company’s investment in C&H. The Company’s investment in C&H was sold on August 9, 2005 at the then approximate carrying value.

[4]

Includes Ocean Transportation interest expense of $13.9 million for 2007, $13.3 million for 2006, $9.6 million for 2005, $5.7 million for 2004, and $2.6 million for 2003. Substantially all other interest expense was at the parent company.

	2007	2006	2005	2004	2003
Identifiable Assets:
Transportation:
Matson Ocean Transportation	$1,215.0	$1,185.3	$1,113.0	$896.9	$936.5
Logistics services	58.6	56.4	70.3	56.5	45.4
Real Estate:
Leasing	595.4	525.5	478.6	436.5	451.2
Sales	408.9	295.0	227.3	224.5	161.6
Agribusiness	174.6	168.7	159.0	152.8	154.4
Other	26.6	20.3	22.7	11.0	10.5
Total assets	$2,479.1	$2,251.2	$2,070.9	$1,778.2	$1,759.6

Capital Additions:
Transportation:
Matson Ocean Transportation	$65.8	$217.1	$173.9	$128.6	$133.2
Logistics services[5]	2.0	1.7	1.3	0.1	0.2
Real Estate:
Leasing[6]	124.5	93.0	78.8	10.2	49.7
Sales[7,8]	0.3	1.3	0.2	0.7	58.0
Agribusiness	20.5	15.0	13.0	10.2	12.6
Other	0.3	1.5	1.4	1.4	1.7
Total capital additions	$213.4	$329.6	$268.6	$151.2	$255.4

Depreciation and Amortization:
Ocean Transportation:
Matson Ocean Transportation	$63.2	$58.1	$59.5	$56.8	$51.0
Logistics services	1.5	1.5	1.4	1.2	0.9
Real Estate:
Leasing[1]	15.7	14.1	12.4	12.2	11.2
Sales	0.2	0.1	0.1	0.1	0.1
Agribusiness	10.7	10.1	9.4	9.0	8.2
Other	1.3	0.9	0.5	0.4	0.3
Total depreciation and amortization	$92.6	$84.8	$83.3	$79.7	$71.7

[5]

Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

[6]	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[7]

Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $110 million, $69 million, $34 million, $30 million, and $35 million for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

[8]

Capital expenditures for the real estate sales segment in 2003 primarily represents expenditures related to the acquisition of the Wailea resort development lands, which consisted of 270 undeveloped acres comprised of 17 individual development parcels entitled for residential and commercial uses.

	2007	2006	2005	2004	2003

Earnings per share:
From continuing operations:
Basic	$2.55	$2.16	$2.57	$2.26	$1.60
Diluted	$2.52	$2.14	$2.55	$2.23	$1.59
Net Income:
Basic	$3.34	$2.84	$2.89	$2.37	$1.95
Diluted	$3.30	$2.81	$2.86	$2.33	$1.94

Return on beginning equity	13.8%	12.1%	13.9%	12.4%	11.2%
Cash dividends per share	$1.12	$0.975	$0.90	$0.90	$0.90

At Year End
Shareholders of record	3,381	3,506	3,628	3,792	3,959
Shares outstanding	42.4	42.6	44.0	43.3	42.2
Long-term debt – non-current	$452	$401	$296	$214	$330

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2008 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the financial statements. MD&A is presented in the following sections:

•	Business Overview
•	Critical Accounting Estimates
•	Consolidated Results of Operations
•	Analysis of Operating Revenue and Profit by Segment
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements
•	Business Outlook
•	Other Matters

BUSINESS OVERVIEW

Alexander & Baldwin, Inc. (“A&B”), founded in 1870, is a multi-industry corporation headquartered in Honolulu that operates in five segments in three industries—Transportation, Real Estate, and Agribusiness.

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Services segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. The Ocean Transportation segment also has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities to Matson and numerous international carriers.

The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). As a non-asset based business, the Logistics Services segment does not own transportation assets. Rather, the Logistics Services segment generates its revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers. By concentrating its buying power and/or consolidating shipments from multiple customers, the Logistics Services segment is able to negotiate favorable rates from the direct carriers, while at the same time offering lower rates than customers would otherwise be able to negotiate themselves.

The Transportation Industry accounted for 80 percent, 54 percent, and 52 percent of the revenue, operating profit, and identifiable assets, respectively, in 2007 on a consolidated basis before discontinued operations.

Real Estate: The Real Estate Industry is comprised of two segments. The Real Estate Sales segment generates its revenues through the development and sale of commercial, residential, and other properties. The Real Estate Sales segment seeks to diversify its investments and create value by entering into long-term, large projects as well as shorter-term development projects, partnering with other developers, developing newly purchased landholdings in Hawaii and on the U.S. mainland, and entitling and developing the Company’s core landholdings in Hawaii.

The Real Estate Leasing segment owns, operates, and manages commercial properties. The Real Estate Leasing segment focuses on acquiring high-quality retail, office, and industrial properties in good locations, primarily with tax-deferred 1031 proceeds, and on effectively managing those properties to increase margins through higher occupancies and cost management. The Real Estate Leasing segment’s assets are well-diversified by geography and product-type. Real Estate Leasing income also includes revenue from a variety of land leases, licenses, and other agreements related to real estate in Hawaii.

The Real Estate Industry accounted for 13 percent, 46 percent, and 41 percent of the revenue, operating profit, and identifiable assets, respectively, in 2007 on a consolidated basis before discontinued operations.

Agribusiness: Agribusiness, which contains one segment, is the largest grower of sugar cane and coffee in the State of Hawaii. The segment produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity.

The Agribusiness Industry accounted for 7 percent of the revenue and 7 percent of the identifiable assets in 2007 on a consolidated basis before discontinued operations.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material.

The Company considers an accounting estimate to be critical if: (i) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or use of different estimates that the Company could have used in the current period, would have a material impact on the financial condition or results of operations. The most significant accounting estimates inherent in the preparation of the Company’s financial statements are described below.

Asset Impairments: The Company’s long-lived assets and investments are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable or an other-than-temporary loss in investment value has occurred. These asset impairment loss calculations contain uncertainties because they require management to make assumptions and apply judgments to, among others, estimates of future cash flows, asset fair values, useful lives of the assets, and discount rates that reflects the risk inherent in future cash flows. These factors depend on a number of conditions, including uncertainty about future events, and thus the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Revenue Recognition for Certain Long-term Real Estate Developments: As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenue occur, the Company’s financial condition and/or its future operating results could be materially impacted.

Equity Method Investments: All of the unconsolidated entities held by the Company are accounted for by the equity method of accounting because the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R) or AICPA Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and its related interpretations, have not been met. In determining whether an unconsolidated entity is a variable interest entity, and if the entity is determined to be a variable interest entity, whether the Company is the primary beneficiary, the Company is required to use various assumptions, including cash flow estimates and related probabilities for different cash flow scenarios. To the extent that these assumptions change as a result of new or additional information or changes in market conditions, the conclusion to apply the equity method of accounting may change and the Company’s financial condition and/or its future operating results could be materially impacted.

Self-Insured Liabilities: The Company is self-insured for certain losses related to, including, but not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition and/or its future operating results could be materially impacted.

Pension and Post-retirement Estimates: The estimation of the Company’s pension and postretirement obligations, costs and liabilities requires that the Company make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

                 The assumptions used in developing the required estimates include the following key factors:

•	Discount rates
•	Expected return on pension plan assets
•	Salary growth
•	Inflation
•	Retirement rates
•	Mortality rates
•	Expected contributions

The effects of actual results differing from the above assumptions by the Company could materially affect the Company’s financial condition and/or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. These unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

The 2007 net periodic cost for qualified pension and post-retirement obligations was determined using a discount rate of 6.00 percent and the qualified pension and post-retirement obligations as of December 31, 2007 were determined using a discount rate of 6.25 percent. For the Company’s non-qualified benefit plans, the 2007 net periodic cost and the December 31, 2007 obligation was determined using a discount rate of 5.75 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2007, rounded to the nearest quarter percent.

The estimated return on plan assets of 8.5 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were 13.8 percent, 13.9 percent, and 15.3 percent, respectively.

Historically, the health care cost trend rate experienced by the Company has been approximately 9 percent. For 2007, the Company’s post-retirement obligations were measured using an initial 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent is reached in 2012.

Lowering the expected long-term rate of return on the Company’s qualified plan assets from 8.5 percent to 8.0 percent would have increased pre-tax pension expense for 2007 by approximately $1.7 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by $0.6 million. Additional information about the Company’s benefit plans is included in Note 9 of the Consolidated Financial Statements.

Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes, in accordance with Statement of Financial Accounting Standards No. 109 and FASB Interpretation No. 48. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition and/or its future operating results.

Recent Accounting Pronouncements: See Note 1 to the Consolidated Financial Statements for a full description of the impact of recently issued accounting standards, which is incorporated herein by reference, including the expected dates of adoption and estimated effects on the Company’s results of operations and financial condition.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Alexander & Baldwin, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto. Amounts in this narrative are rounded to millions, but per-share calculations and percentages were calculated based on thousands. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different than the more accurate amounts included herein.

(dollars in millions, except per-share amounts)	2007	Chg.	2006	Chg.	2005
Operating Revenue	$1,681	5%	$1,600	--	$1,597
Operating Costs and Expenses	1,515	4%	1,456	3%	1,418
Operating Income	166	15%	144	-20%	179
Other Income and (Expense)	8	60%	5	NM	--
Income Taxes	(66)	17%	(56)	-16%	(67)
Discontinued Operations (net of taxes)	34	17%	29	107%	14
Net Income	$142	16%	$122	-3%	$126

Basic Earnings Per Share	$3.34	18%	$2.84	-2%	$2.89
Diluted Earnings Per Share	$3.30	17%	$2.81	-2%	$2.86

Operating Revenue for 2007 increased more than 5 percent, or $81 million, to $1,681 million. Ocean transportation revenue increased 7 percent in 2007, principally due to higher China service container volumes, improved yields and cargo mix, and higher fuel surcharge revenues, partially offset by lower Hawaii service container volumes. Logistics services revenue decreased 2 percent in 2007, primarily due to lower volumes. Real estate leasing revenue increased 16 percent in 2007 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to additions to the leased portfolio and higher lease rates. Real estate sales revenue almost tripled in 2007 (after subtracting revenue from discontinued operations) due principally to residential sales at the Company’s Port Allen development and a commercial parcel on Maui. Because of the episodic nature of property sales, the Company views changes in real estate sales revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Furthermore, year-over-year comparisons of revenue are not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in operating revenues, but are included in operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in real estate sales revenue and operating profit.

Operating Revenue for 2006 increased by less than 1 percent, or $3 million, to $1,600 million. Real estate leasing revenue increased 21 percent in 2006 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to higher occupancies, higher lease rates, and additions to the leased portfolio. Ocean transportation revenue increased 7 percent in 2006, principally due to higher fuel surcharge revenues as a result of higher direct and indirect energy costs, initiation of the new China service, and improved yields and cargo mix. Logistics services revenue increased 3 percent in 2006, primarily due to higher yields and mix, partially offset by a decline in volumes for freight transported by rail. Real estate sales revenue decreased by 92 percent in 2006 (after subtracting revenue from discontinued operations) due to the timing and mix of properties sold.

The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Operating Costs and Expenses for 2007 increased by 4 percent, or $59 million, to $1,515 million. Ocean transportation costs increased 5 percent in 2007, primarily due to higher vessel costs, terminal handling, and equipment repositioning costs. Real estate sales and leasing costs increased 40 percent, primarily due to the timing and mix of development sales. Selling, General and Administrative costs (“SG&A”) increased by 13 percent in 2007 due to higher personnel and benefit costs, including performance-based compensation. Agribusiness costs increased 2 percent in 2007, principally due to higher crop production costs.

Operating Costs and Expenses for 2006 increased by 3 percent, or $38 million, to $1,456 million. Ocean transportation costs increased 12 percent in 2006, primarily due to higher fuel costs, terminal handling, and equipment costs. Agribusiness costs increased 7 percent in 2006, principally due to higher crop production costs and repairs to irrigation reservoirs. Real estate sales and leasing costs decreased 58 percent in 2006, primarily due to the timing and mix of development sales. Selling, General and Administrative costs (“SG&A”) increased by 3 percent, or $4 million, to $146 million in 2006 due to higher personnel and benefit costs that included $2.8 million in non-cash stock option expense as a result of the adoption of SFAS No. 123R.

The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense in 2007 is comprised of equity in earnings of real estate joint ventures, interest revenue and interest expense. Equity in income of real estate affiliates was $9 million higher in 2007 due principally to earnings from the Company’s Kai Malu joint venture project. Interest expense of $19 million in 2007 was $4 million higher than 2006 due to higher average debt balances.

Other Income and Expense in 2006 is comprised of equity in earnings of real estate joint ventures, interest revenue and interest expense. Equity in income of real estate affiliates was $11 million higher in 2006 compared to 2005 due principally to the Company’s share of earnings from its Hokua joint venture, which completed sales of all 247 luxury residential units in the first quarter of 2006. Interest expense of $15 million in 2006 was $2 million higher than 2005 due to higher average debt balances.

Income Taxes were higher in 2007 compared with 2006 on an absolute and percentage basis due to higher income and a change in the effective income tax rate. The higher effective income tax rate in 2007 was principally due to higher state income taxes, higher tax-deductible appreciated land donations in 2006, an increase in certain non-deductible expenses, and lower non-taxable Medicare-D benefits in 2007. Income Taxes were lower in 2006 compared with 2005 due primarily to lower pre-tax income. The effective tax rates in 2006 and 2005 were comparable.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Industry Segments is included in Part II Item 6 and Note 13 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

Transportation Industry

Ocean Transportation; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Revenue	$1,006.9	$945.8	6%
Operating profit	$126.5	$105.6	20%
Operating profit margin	12.6%	11.2%
Volume (units):
Hawaii containers	167,500	173,200	-3%
Hawaii automobiles	110,100	118,700	-7%
China containers	51,200	32,700	57%
Guam containers*	14,600	13,500	8%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue increased $61.1 million, or 6 percent, in 2007 compared to 2006. The increase reflected a number of factors, including $36.2 million related to improved yields and cargo mix, $44.3 million due principally to higher China, Guam and Micronesia service volumes, partially offset by $16.3 in lower Hawaii volumes, and $18.1 million related to an increase in fuel surcharge revenues. These increases were partially offset by $6.4 million of lower vessel charter revenue resulting from the expiration of the APL Alliance in the first quarter of 2006 and $2.1 million in lower government charter service revenue.

Total Hawaii container volume was down 3 percent from 2006, due to the reduction of volumes in certain segments, including construction materials, despite continued moderate growth in the Hawaii economy. Matson’s Hawaii automobile volume for 2007 was 7 percent lower than the same period of last year, due primarily to lower rental fleet turnover and slower retail auto sales. China volume increased 57 percent in 2007 as a result of the ramp-up of the China service during 2006 as compared to relatively full ships throughout 2007. Guam container volume increased 8 percent from year-earlier levels due to general market growth.

Operating profit increased $20.9 million, or 20 percent, in 2007 compared to 2006. This increase was primarily the result of revenue increases described above, partially offset by the following operating expense changes. Vessel costs increased by $15.8 million due principally to higher direct and indirect fuel costs, higher vessel wages, higher insurance and claims costs, and higher dry-dock expenses, partially offset by fleet optimization initiatives, resulting in fewer operating vessel days in line with the lower volumes in the Hawaii service, as well as lower charter costs as a result of the off-hire of the M.V. Greatland late in the first quarter of 2007. Terminal handling costs increased by $9.2 million, principally the result of higher terminal handling fees. Depreciation expenses increased $5.5 million due primarily to the acquisition of a new vessel late in the third quarter of 2006. Operations overhead increased $4.0 million, primarily due to higher container repositioning costs arising as a result of increased China volumes destined for inland U.S. locations. General and administrative costs increased $3.8 million due to higher payroll, professional fees, and legal expenses. The year-over-year variance was also negatively impacted by a $3.3 million gain in 2006 on the sale of two surplus and obsolete vessels, a $2.6 million decrease in Matson’s share of SSAT joint venture earnings, principally the result of lower terminal volumes, and a $2.3 million decrease in interest income primarily due to lower cash balances.

Ocean Transportation; 2006 compared with 2005

(dollars in millions)	2006	2005	Change
Revenue	$945.8	$878.3	8%
Operating profit	$105.6	$128.0	-18%
Operating profit margin	11.2%	14.6%
Volume (units):
Hawaii containers	173,200	175,800	-1%
Hawaii automobiles	118,700	148,100	-20%
China containers	32,700	--	NM
Guam containers*	13,500	15,500	-13%

* Container volumes related to the Federated States of Micronesia (FSM) have been excluded for comparative purposes due to the Company’s new deployment in the Guam and Micronesia trades.

Ocean Transportation revenue increased $67.5 million, or 8 percent, in 2006 compared to 2005. The increase reflected a number of factors, including a $43.4 million increase in fuel surcharge revenues to help offset increases in direct and indirect fuel costs, $22.5 million increase due to aggregate volume increases in Matson’s service lines due to the new China service, $19.3 million increase due to improved yields and cargo mix, and $14.8 million due to higher purchased transportation costs that are billed to customers. These increases were partially offset by $40.5 million in lower vessel charter revenue, resulting from the expiration of the APL Alliance in the first quarter of 2006. Matson’s Hawaii automobile volume for 2006 was 20 percent lower than 2005, due to lower auto retail sales, lower demand from rental car agencies as a result of reduced auto manufacturer incentives and longer holding periods for autos, and competitive pressures. Total Hawaii container volume was down 1 percent from 2005, reflecting reduced shipments in the lower-margin building materials segment, reduced military freight due to non-recurring military deployments that occurred in 2005, and reduced household goods shipments reflecting the moderation in the growth of Hawaii’s economy. Guam container volume was down 13 percent from 2005, primarily due to competitive pressures resulting from the transition in vessel schedules, as well as a decline in the Saipan garment trade and tourism industries.

Operating profit decreased $22.4 million, or 18 percent, in 2006 compared to 2005. This decrease was primarily the result of the following operating expense changes, which offset revenue increases. Direct and indirect fuel costs increased $53.1 million, primarily as a result of higher energy costs, terminal handling costs increased $21.7 million due primarily to increased rates related principally to wage- and wharfage-related cost increases, equipment control, leasing, and repair costs increased $14.9 million, primarily due to the new China service, and other costs increased due to the reimbursement of government vessel construction subsidies of $4.8 million. Additionally, selling, general, and administrative expenses increased $5.1 million primarily due to employee related costs. These increases were partially offset by lower vessel operating expenses of $2.4 million, driven primarily by lower claims expenses and lower vessel wages, resulting from fewer vessel operating days. Other expense changes included a $3.3 million gain on the sale of two surplus and obsolete vessels in 2006, and Matson’s SSAT joint venture contributed $3.8 million less in 2006. Earnings from this venture are not included in revenue, but are included in operating profit.

Logistics Services; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Intermodal revenue	$280.2	$287.4	-3%
Highway revenue	153.3	156.8	-2%
Total Revenue	$433.5	$444.2	-2%
Operating profit	$21.8	$20.8	5%
Operating profit margin	5.0%	4.7%

Logistics revenue decreased $10.7 million, or 2 percent, in 2007 compared with 2006. This change was principally due to decreases in Intermodal and Highway revenue of 3 percent and 2 percent, respectively. Intermodal revenue declined as volumes declined 7 percent principally as a result of lower inland China volume and competitive pressures resulting from direct agreements between steamship lines and rail providers, but were partially offset by an increase in domestic intermodal volume and improved rates. Highway revenue decreased primarily due to a decline in volumes arising principally from the 2006 loss of a truck brokerage agent in Minnesota through an acquisition by a competitor.

Logistics operating profit increased $1.0 million, or 5 percent, in 2007 compared with 2006. The increased operating profit was primarily the result of lower provision for bad debts as a result of improved collection experience and higher Intermodal and Highway yields resulting from yield management activities, partially offset by higher personnel expenses.

Logistics Services; 2006 compared with 2005

(dollars in millions)	2006	2005	Change
Intermodal revenue	$287.4	$287.5	--
Highway revenue	156.8	144.1	9%
Total Revenue	$444.2	$431.6	3%
Operating profit	$20.8	$14.4	44%
Operating profit margin	4.7%	3.3%

Logistics revenue increased $12.6 million, or 3 percent, in 2006 compared to 2005. This growth was principally the result of higher volumes and rates for Highway. Intermodal revenue declined slightly due to a 14 percent decrease in volumes that was largely offset by higher rates. Volume decreases for Intermodal were due to rail service performance issues, which caused a diversion of business from rail to truck, and market conditions that drove business direct to suppliers.

Logistics operating profit increased $6.4 million, or 44 percent, in 2006 compared to 2005. The increased operating profit was primarily the result of higher yields relative to purchased transportation costs, offset in part by higher personnel costs. Higher yields related to Highway resulted from stronger demand relative to available truck supply. Higher yields related to Intermodal benefited from general rate increases, but were offset by volume decreases described previously.

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

Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each period does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Leasing; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Revenue	$108.5	$100.6	8%
Operating profit	$51.6	$50.3	3%
Operating profit margin	47.6%	50.0%
Occupancy Rates:
Mainland	97%	98%
Hawaii	98%	98%
Leasable Space (million sq. ft.) - Improved
Mainland	5.2	3.8	37%
Hawaii	1.4	1.5	-7%

Real estate leasing revenue and operating profit for 2007 were 8 percent and 3 percent higher, respectively, than the amounts reported for 2006. The increase in real estate leasing revenue was principally due to net additions to the portfolio during or subsequent to 2006. Additionally, 2007 benefited from improved performance at existing properties and the completion and occupancy of a commercial building on Maui in October 2006.

Operating profit increased in 2007, compared with 2006, for the same reasons cited for the real estate leasing revenue increases, but the increases were partially offset by higher operating costs, including real property taxes, utilities, and insurance, higher depreciation, principally from acquisitions, business interruption and construction claim settlements received by the Company in 2006, and higher general and administrative expenses.

Leasable space increased by 1.4 million square feet in 2007 due principally to the acquisition of Heritage Business Park (“Heritage”), a seven-building industrial property in Dallas, Texas, on November 1, 2007. Heritage contains a total of 1.3 million square feet of leasable warehouse/flex space, and 28 acres of fully entitled, developable land that could accommodate approximately 430,000 square feet of additional leasable space.

Leasing; 2006 compared with 2005

(dollars in millions)	2006	2005	Change
Revenue	$100.6	$89.7	12%
Operating profit	$50.3	$43.7	15%
Operating profit margin	50.0%	48.7%
Occupancy Rates:
Mainland	98%	95%
Hawaii	98%	93%
Leasable Space (million sq. ft.) - Improved
Mainland	3.8	3.5	9%
Hawaii	1.5	1.6	-6%

Real estate leasing revenue and operating profit for 2006, were 12 percent and 15 percent higher, respectively, than the amounts reported in 2005. These increases were due principally to higher Hawaii and mainland occupancies and lease rates, 2006 property acquisitions, and full-year results from Kunia Shopping Center, an Oahu retail development which opened in November 2005. Additionally, 2006 benefited from a settlement payment related to construction defect claim as well as a business interruption claim related to rent revenue. In 2006, two retail centers in Arizona, a Maui office building, a commercial property on the island of Hawaii, and several Maui leased fee parcels were sold.

Real-Estate Sales; 2007 compared with 2006 and 2005

(dollars in millions)	2007	2006	2005
Hawaii improved	$83.4	$43.7	$25.5
Mainland improved	6.8	35.6	24.1
Hawaii development sales	14.9	4.5	72.5
Hawaii unimproved/other	12.7	13.5	26.8
Total Revenue	$117.8	$97.3	$148.9
Operating profit before joint ventures	$51.8	$35.3	$40.8
Earnings from joint ventures	22.6	14.4	3.3
Total Operating Profit	$74.4	$49.7	$44.1
Operating profit margin	63.2%	51.1%	29.6%

The higher revenue and higher operating profit results were due to the mix and timing of real estate sales in 2007 compared with 2006, as well as the treatment of income earned from the Company’s joint ventures. Earnings from joint ventures are not included in revenue, but are included in operating profit. The composition of these sales is described below.

2007: Real estate sales revenue included the sale of a four-acre land parcel ground leased to a retail tenant in Honolulu, two retail centers on Maui, two small commercial buildings on a four-acre land parcel on Maui sold to the State of Hawaii, a commercial property in California, the final payment on an installment sale of an agricultural parcel on Kauai, and a commercial parcel on Maui. Closings also commenced on a single-family residential development on Kauai. Operating profit included the margin on the sales referenced above as well as $22.6 million of joint venture earnings, principally representing the results from the Company’s Kai Malu and Valencia joint venture projects, partially offset by the Company’s share of marketing and other operating expenses of its Kukui’ula joint venture project.

2006: Real estate sales revenue included the sale of two retail centers in Arizona, a commercial property on the island of Hawaii, a Maui office building, several commercial parcels on Maui, a commercial property on Oahu, and a 19-percent installment payment for an agricultural parcel on Kauai. Operating profit for 2006 was significantly higher as a percentage of real estate sales revenue compared to 2005 because operating profit also included $14.4 million for the Company’s earnings from its real estate joint ventures. The joint venture earnings principally relate to a portion of the Company’s earnings from its Hokua joint venture, which completed sales of all 247 residential condominium units in January 2006, and joint venture earnings from the Company’s Kai Malu project, partially offset by higher marketing expenses related to the Company’s Kukui’ula project.

2005: Real estate sales revenue from property sales, before subtracting amounts treated as discontinued operations, included the sale of all 100 units at the Company’s Lanikea residential high-rise project in Waikiki, a commercial office building on Oahu, a warehouse/distribution complex in Ontario, California, the final 80-percent installment payment for a development parcel at Wailea, several Maui and Oahu commercial properties, a residential development parcel and three residential properties on Maui, a service center/warehouse complex comprised of three buildings in San Antonio, Texas, and 5.5 units in an office condominium project on Oahu. Additionally, a gain of $5 million was recognized in operating profit during the third quarter for a partial property damage insurance settlement related to the Kahului Shopping Center fire. Operating Profit also included $3.3 million for the Company’s share of earnings in joint ventures.

            Discontinued Operations; Real-estate– The revenue, operating profit, and after-tax effects of discontinued operations for 2007, 2006 and 2005 were as follows (in millions, except per-share amounts):

	2007	2006	2005
Sales Revenue	$94.7	$89.7	$50.1
Leasing Revenue	$5.9	$11.5	$16.5
Sales Operating Profit	$50.8	$40.1	$13.9
Leasing Operating Profit	$3.6	$6.6	$8.3
After-tax Earnings	$33.7	$29.0	$13.7
Basic Earnings Per Share	$0.79	$0.68	$0.32
Diluted Earnings Per Share	$0.78	$0.67	$0.31

2007: The revenue and expenses of land leased to a retail tenant on Oahu, several commercial properties on Maui, and a commercial property in California have been classified as discontinued operations. Additionally, the revenue and expenses of leased fee parcel on Maui was classified as discontinued operations even though the Company had not sold the property by the end of 2007.

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

Agribusiness

Agribusiness; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Revenue	$123.7	$127.4	-3%
Operating profit	$0.2	$6.9	-97%
Operating profit margin	0.2%	5.4%
Tons sugar produced	164,500	173,600	-5%

Agribusiness revenue decreased $3.7 million, or 3 percent, in 2007 compared with 2006. The decrease was principally due to $6.3 million in lower raw sugar revenue as a result of lower sales volumes and prices, and $1.6 million in lower power revenue due principally to lower volumes sold. The decrease was partially offset by $4.3 million in higher revenue from coffee sales, specialty sugar sales, land and quarry rent, and trucking and shop services.

Operating profit for 2007 decreased $6.7 million, or 97 percent, compared with 2006. The decrease in operating profit was primarily due to lower sugar production, higher operating costs, and lower sugar prices. The decrease in operating profit was also due to $1.6 million in lower power revenue due principally to lower volumes sold.

Compared with 2006, sugar production in 2007 was 5 percent, or 9,100 tons, lower due primarily to lower yields. Lower sugar yields were principally the result of dry-weather conditions over the past two years and to certain agronomic practices. The average revenue per ton of sugar for 2007 was $342, or 2 percent lower than the average revenue per ton of $350 in 2006.

Approximately 87 percent of the Company’s sugar production was sold to Hawaiian Sugar & Transportation Cooperative (“HS&TC”) during 2007 under a marketing contract. The remainder was sold as specialty sugar. HS&TC sells its raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company.

Agribusiness; 2006 compared with 2005

(dollars in millions)	2006	2005	Change
Revenue	$127.4	$123.2	3%
Operating profit	$6.9	$11.2	-38%
Operating profit margin	5.4%	9.1%
Tons sugar produced	173,600	192,700	-10%

Agribusiness revenue increased $4.2 million, or 3 percent, in 2006 compared to 2005. Excluding the $5.5 million disaster relief payment received in 2005, revenue increased 8 percent due mainly to $4.3 million in higher repair services and trucking revenue, $4.1 million from higher power sales, $2.6 million in higher equipment rentals and soil sales, and $2.2 million in higher specialty sugar and molasses sales. Lower revenue of $5.4 million from lower bulk raw sugar sales volumes partially offset the previously noted increases. Operating profit decreased $4.3 million, or 38 percent, in 2006 compared with 2005. However, excluding the $5.5 million disaster relief payment received in 2005, operating profit increased 21 percent due mainly to the same factors noted above. This 21 percent increase in operating profit reflected the effect of the factors mentioned above as well as higher 2006 crop production costs and repair costs for irrigation reservoirs. Production costs were higher due to increases in personnel, materials and supplies, fertilizer, and chemicals expenses. Also, 2006 included one additional week compared to 2005 (53 weeks in 2006 vs. 52 weeks in 2005).

Compared with 2005, sugar production in 2006 was 10 percent, or 19,100 tons, lower due primarily to dry-weather conditions during critical growing months, less-than-optimal fertilizer applications last year, and a lower crop age. The average revenue per ton of sugar for 2006 was $350, or 2 percent higher than in 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $124 million for 2007, $106 million for 2006, and $278 million for 2005. The increase in 2007 over 2006 was due principally to higher ocean transportation earnings, including higher distributions from Matson’s investment in SSAT, and higher residential development sales proceeds, partially offset by higher expenditures for real estate developments held-for-sale and higher income tax payments. The decrease in 2006 over 2005 was principally the result of higher 2005 proceeds from the sale of units in the Company’s Lanikea residential high-rise project in Waikiki, higher year-to-date income tax payments, higher development expenditures for real estate inventory, and lower Matson earnings in 2006, partially offset by proceeds received from the Company’s Hokua joint venture in 2006.

Cash Flows used in Investing Activities were $145 million for 2007, $124 million for 2006, and $305 million in 2005. Of the 2007 amount, $122 million was for capital expenditures that included $68 million for the purchase of ocean transportation-related assets, principally related to the modification of the MV Mokihana, $34 million for real estate leasing and property improvements (excluding non-cash 1031 transactions and real estate development activity), and $20 million related to agricultural operations, primarily for the expansion of specialty sugar facilities. The $122 million for 2007 excludes $91 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. In 2006, the Company’s capital expenditures, excluding purchases of property using tax-deferred proceeds, totaled $281million. This was comprised principally of $147 million for the purchase of the MV Maunalei, which completed the Company’s four ship modernization and replacement strategy, equipment purchases for the ocean transportation segment, primarily related to the Company’s new China service, $46 million in expenditures related to property development activities, and $15 million related to routine asset replacements for agricultural operations and specialty sugar expansion activities. The cash used for transportation capital expenditures was partially funded by Capital Construction Fund withdrawals. The amounts reported in Capital Expenditures on the Statement of Cash Flows in 2006 exclude $49 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate held-for-sale are excluded from capital expenditures and included in Cash Flows from Operating Activities because they are considered an operating activity of the Company. For 2005, capital expenditures included $144 million for the purchase of the MV Manulani, $33 million for real estate acquisitions and property improvements, $31 million for other transportation related assets, and $13 million for agricultural projects.

In 2008, the Company expects that its capital requirements will be comparable to 2007. In 2008, the Company’s capital requirements are expected to range from $300 to $350 million, including expenditures for real estate developments and 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to the Company’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period).

Cash Flows used in Financing Activities for 2007 totaled $7 million, compared with $6 million and $42 million provided by Financing Activities for 2006 and 2005, respectively. The decrease in cash flows from financing activities in 2007 is due primarily to $49 million in lower net borrowings on debt facilities and $6 million in higher dividends in 2007, partially offset by $39 million in higher share repurchases in 2006. In 2007, A&B purchased 671,728 shares on the open market at an average price of $48.62. The decrease in cash flows from financing activities in 2006 compared to 2005 is due primarily to higher share repurchases and dividends in 2006 that were partially offset by proceeds from debt issuance. In 2006, A&B repurchased 1,653,795 shares of its stock at an average price of $43.34, or an aggregate price of $71.7 million.

On October 26, 2006, the Company’s board of directors authorized the repurchase of up to two million shares of its common stock in the open market, in privately-negotiated transactions or by other means. The authorization expires on December 31, 2008. As of December 31, 2007, 1,328,272 shares remained available for repurchase under the authorization.

From January 1, 2008 through February 15, 2008, the Company repurchased 1,124,449 shares of its common stock at an average price of $44.24 per share. The repurchases were made under a October 2006 share authorization that expires December 31, 2008. On January 31, 2008, the Board of Directors authorized A&B to repurchase up to 2 million additional shares of its common stock. The new authorization will expire on December 31, 2009. As of February 15, 2008, 2,203,823 shares remained available for repurchase, including 203,823 shares subject to an authorization that expires December 31, 2008 and 2 million shares subject to an authorization that expires December 31, 2009.

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

Tax-Deferred Real Estate Transactions: Sales – During 2007, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $94 million. The proceeds were generated primarily from the sales of land leased to a retail tenant on Oahu, four commercial properties on Maui, and a commercial property in California.

Purchases – During 2007, the Company utilized $91 million in 1031 proceeds from tax-deferred sales, which included $79 million used for 2007 acquisitions and $12 million attributed to a 2006 acquisition under a reverse 1031 transaction. The properties acquired with tax-deferred proceeds in 2007 included an industrial property in Dallas, Texas and a newly constructed retail shopping center in Las Colinas, Texas.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2007, $15 million of proceeds from tax-deferred sales had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code.

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

Sources of Liquidity: During 2007, the mortgage lending industry experienced significant instability as defaults on subprime mortgage loans rose, resulting in significant write-downs in the value of these loans. The resulting effect on lending standards and increased credit risk premiums spread beyond subprime lending and led to lower liquidity across the market in general. However, the Company has not been materially impacted by the liquidity crisis and believes it currently has adequate sources of liquidity, as more fully discussed below.

Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, sugar and coffee inventories that totaled approximately $211 million at December 31, 2007, a decrease of $19 million from December 31, 2006. This net decrease was due primarily to $28 million in lower cash balances, partially offset by $7 million in higher receivables balances and $2 million in higher sugar and coffee inventories.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $509 million at the end of 2007 compared with $442 million at the end of 2006. As of December 31, 2007, available borrowings under these facilities, which are more fully described below, totaled $397 million.

The Company has a $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The facility expires on April 19, 2009 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. During 2006 and 2007, the Company borrowed, under a series of committed notes, $125 million at rates ranging from 5.53 percent to 5.56 percent. At December 31, 2007, $116 million was available under the facility.

The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of a $225 million and $100 million facility for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus 0.225 percent, provided the Company maintains an S&P/Moody’s rating of A-/A3 or better. At December 31, 2007, $54 million was outstanding, $19 million in letters of credit had been issued against the facilities, and $252 million remained available for borrowing. Of the $54 million outstanding under the facility, $14 million was classified as current and $39 million was classified as non-current because the Company has the intent and ability to refinance the drawn amount on long-term basis.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. which provides for a 10-year commitment beginning in June 2005. The maximum amount that can be outstanding under the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The incremental cost to borrow under the facility is 0.225 percent above LIBOR. As of December 31, 2007, $65 million was outstanding under the facility and $30 million remained available.

The Company’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders’ equity and maximum debt to EBITDA ratios. At December 31, 2007, the Company was in compliance with all such covenants. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

The Company’s and Matson’s credit ratings from Standard and Poor’s as of December 21, 2007 were both A- with a stable outlook. Factors that can impact the Company’s and Matson’s credit ratings include changes in operating performance, the economic environment, conditions in industries in which the Company has operations, and the Company’s and Matson’s financial position. If a credit downgrade were to occur, it could adversely impact, among other things, future borrowing costs and access to capital markets.

Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company expects its leverage will increase modestly in 2008, primarily through strategic investments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations: At December 31, 2007, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2008	2009-2010	2011-2012	Thereafter
Long-term debt obligations	(a)	$509	$57	$63	$108	$281
Estimated interest on debt	(b)	166	26	45	35	60
Purchase obligations	(c)	31	30	1	--	--
Post-retirement obligations	(d)	35	3	6	7	19
Non-qualified benefit obligations	(e)	36	7	14	2	13
Operating lease obligations	(f)	60	8	15	13	24
Total		$837	$131	$144	$165	$397

(a)	Long-term debt obligations include principal repayments of short-term and long-term debt as described in Note 7 to the Consolidated Financial Statements.

(b)

Estimated interest on debt is determined based on scheduled payments of the long-term debt at the interest rates in effect as of December 31, 2007. Because the Company has facilities that are at variable interest rates and expects to have new borrowing facilities in place during the years noted in the table, actual interest may be an amount greater than the amounts indicated.

(c)	Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.

(d)

Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $19 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2013 through 2017. Post-retirement obligations are described further in Note 9 to the Consolidated Financial Statements.

(e)

Non-qualified benefit obligations includes estimated payments to executives and directors under the Company’s four non-qualified plans. The $13 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2013 through 2017. Additional information about the Company’s non-qualified plans is included in Note 9 to the Consolidated Financial Statements.

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

Off Balance Sheet Arrangements: See Note 12 of the Consolidated Financial Statements, which is incorporated herein by reference, for a description of contingent commitments that totaled approximately $117 million at December 31, 2007.

BUSINESS OUTLOOK

In 2007, the pace of growth in the Hawaii economy slowed, especially in the second half of the year. This moderation paralleled the general economic contraction that characterized much of the U.S. domestic economy and is expected to continue in the near-term. Economic and market uncertainty arising from the credit crisis and housing market downturn is high in early 2008, and this business outlook section must be qualified as a result.

The Company’s long-term strategic intent is to grow its asset base, earnings streams and cash flow generation prospects from within its core competencies. To achieve its goals, the Company will continue its active real estate program, including development of new and current projects, expansion of joint ventures, effective operation of income-producing properties and opportunistic and targeted investments in special situations. In the transportation business, growth will be influenced by various initiatives, which include the expansion of Matson Integrated Logistics (“MIL”) into new service lines and geographies through acquisitions and growth, extension of cross-selling opportunities to MIL and Matson customer bases, development of third-party logistics services at Matson Global Distribution Services, and continuing margin growth in Matson’s expedited service from China. In the Agribusiness segment, near-term growth opportunities primarily are a function of improving production levels achieved in the Company's sugar operations, but in the future may include an expansion of specialty sugar products or investments in alternative energy initiatives.

Real Estate – Leasing:  The Company’s leasing, or commercial, portfolio consists of high-quality properties in attractive locations and generates approximately 41 percent of the Company’s real estate operating profit in 2007, before discontinued operations, and comprises 24 percent of consolidated identifiable assets. These properties are well diversified by geography, asset class, and tenancy, which provides protection against location-specific downturns. The stability of the earnings and cash flow streams generated by the portfolio mitigates the economic impact that may be caused by reduced sales activity in the Company's development activities. Year-end occupancy for the commercial portfolio averaged 97 percent for U.S. mainland properties and 98 percent for Hawaii properties. These near-record occupancies cannot be sustained indefinitely, and the Company expects a slight decrease in its overall portfolio occupancy in line with recent market trends. Financial results, however, are expected to remain strong as the Company expands its lease portfolio footprint and improves the performance of its properties through re-tenanting and property repositioning. Hawaii market strength is expected to be sustained in 2008. As of year-end, market vacancy rates were at or near historic lows of 3.0 percent, 7.3 percent and 3.3 percent for industrial, office, and retail properties, respectively.

Real Estate – Sales: The Company’s development activities, which are primarily concentrated in Hawaii, consist of a diversified “pipeline” of projects including, but not limited to, primary residential and resort residential single-family, multi-family, and condominium units; commercial (industrial, office, and retail) subdivisions, building, and condominiums; and raw and improved land. To mitigate risk in its real estate portfolio, the Company adheres to disciplined underwriting, which may include self-imposed pre-sale or pre-leasing requirements, phased development, and joint ventures with third-parties.

In the Hawaii primary residential market, which includes single family homes and condominiums, sales prices generally leveled off in 2007, although year-over-year decreases in prices occurred in certain categories and sales volumes generally declined. Median year-over-year sales prices for single family homes and condominiums on the island of Oahu, Hawaii's largest market, were up 2.1 percent and 4.8 percent in 2007, respectively.

In 2008, the Company expects continued growth in its real estate sales activity, driven primarily by the completion of the Company's Keola La’i urban condominium project. The project is expected to be completed in the first quarter of the year, with the majority of these sales expected to close in the first half of 2008.

One of the Company’s largest long-term projects is Kukui’ula, a 1,000-acre resort residential joint venture project on the island of Kauai, which is a premier lifestyle destination development being built in partnership with an affiliate of DMB Associates, Inc. While 2007 sales activity did not meet original expectations due to softening real estate markets, the prospects for the development remain favorable. The contribution to profit from this development in the near-term will be limited due to the percentage-of-completion method of accounting for revenue recognition. It is also expected that in 2008 the Company will make additional capital contributions to the joint venture. Based on construction and operating costs to be incurred and revenue from lot sales over the next three years, A&B’s additional contribution of capital to the joint venture could range from $70 million to $90 million over the next three years, a portion of which could be financed by construction financing obtained by the venture.

Sales are expected to continue at other, smaller development projects in Hawaii in 2008. In addition to development sales, the Company regularly makes dispositions of properties from its commercial portfolio when it believes the value of an asset has been maximized and the full fair market value for that asset can be realized. This allows the Company to capture embedded value created by its property and asset management efforts and provides investment capital for redeployment through tax-deferred 1031 exchanges. In 2008, several dispositions are expected.

Transportation:  In 2007, Matson Navigation posted exceptionally strong earnings results, primarily due to the maturation of its Guam China service. While the Guam China service was effectively full for the entire 2007 year, which will limit 2008 volume growth, the Company believes that this service will continue to perform at a high level. Improvements in the rate structure of its highly-regarded China service, coupled with an increasingly positive volume forecast for container service in Guam related to the commencement of infrastructure development preceding the future redeployment of 8,000 Marines during the 2012-2014 timeframe, are expected to provide the catalysts for modest growth in 2008.

Performance in the Hawaii Service will continue to be influenced by the strength of Hawaii’s economy. It is expected that container volumes will be steady to slightly down in 2008, and Matson will focus on cost containment efforts to protect operating profit margins. In late 2007, Matson modified one of its C-9 class ships, the M.V. Mokihana, to add bi-weekly roll-on roll-off auto carriage capacity for more than 1,200 cars. The modification improves the efficiency of Matson's auto carriage and is expected to positively impact earnings in 2008. In addition, Matson will benefit from a reduction in the number of scheduled dry dockings (from seven in 2007 to three in 2008) and to the full, year-long service of its interisland barge operations.

Matson Integrated Logistics ("MIL") is expected take advantage of opportunistic acquisitions in the highly fragmented intermodal, truck brokerage, and third party logistics warehousing sectors to propel earnings expansion in 2008. In addition to acquisitions, MIL expects to capture new business opportunities as the result of an extension of its product offerings and its national footprint. In 2007, MIL created a subsidiary, Matson Global Distribution Services, that deepens the company's presence in its customers' supply chains by offering integrated services in the movement of goods. While Matson Global is in its formative stages, it is expected that additional opportunities will surface in this area and be realized in 2008.

Agribusiness:  A&B, through its Hawaiian Commercial & Sugar (“HC&S”) operations on Maui, produces approximately 75 to 80 percent of the sugar grown in Hawaii. This commodity-based industry poses specific challenges as margins decline. Revenue enhancement and cost containment are areas of constant focus. In 2007,

HC&S had its lowest production of sugar in over four decades, primarily as a result of drought conditions during critical growing months in the past two years, as well as substandard agronomic practices. And while agriculture remains the best and highest use for much of the Company’s land, declining margins in this segment impacted the Company's profitability in 2007. It is expected that HC&S will not reach profitability in 2008. However, in addition to the operations of HC&S, the Agribusiness segment includes power generation operations on Kauai and Maui, coffee operations on Kauai, and trucking service companies and related business service companies on Maui, Kauai, and the island of Hawaii. These companies, in aggregate, are expected to offset the negative impact of HC&S results and provide minimal profitability for the segment in total. In 2007, the Company continued construction of new facilities to expand its specialty sugar production, distribution and marketing capabilities. The Company expects these investments to produce favorable results, and it is encouraged by the growing market demand in this higher-margin segment of the food processing industry. In addition, the Company continues to evaluate the expansion of its energy production capacity, including the production of ethanol from raw sugar, sugar juices, and molasses.

In addition to the economic and market information presented above, there are two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development & Tourism (DBEDT).

OTHER MATTERS

Management Changes: The following management changes occurred during 2007 and through February 15, 2008.

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

Frank E. Kiger was promoted to general manager, Hawaiian Commercial & Sugar Company (HC&S), effective January 1, 2008.

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

The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments.

In February 2005, Matson entered into a right-of-first-refusal agreement with Aker Philadelphia Shipyard, which provides that, subsequent to the delivery of the MV Maunalei, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010. Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party’s proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price. Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount. The right of first refusal was accounted for as a derivative under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The amount recorded was not material. Other than the right-of-first-refusal agreement, the Company had no other derivative financial instruments outstanding as of December 31, 2007 or 2006.

A&B is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, A&B utilizes a balanced mix of debt maturities, along with both fixed-rate and variable-rate debt. The nature and amount of A&B’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions, and other factors.

The Company’s fixed rate debt consists of $390 million in principal term notes. The Company’s variable rate debt consists of $119 million in principal term notes. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate risk and the resulting changes in fair value would not have a significant impact on its fixed rate borrowings unless the Company was required to refinance such debt.

The following table summarizes A&B’s debt obligations at December 31, 2007, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2007 (dollars in millions)
								Fair Value at
								December 31,
	2008	2009	2010	2011	2012	Thereafter	Total	2007
Fixed rate	$32	$32	$31	$27	$29	$239	$390	$ 383
Average interest rate	5.33%	5.28%	5.25%	5.29%	5.32%	5.27%	5.29%
Variable rate	$25	$--	$--	$42	$11	$41	$119	$ 119
Average interest rate	5.35%	--	--	5.37%	5.44%	5.44%	5.38%

A&B’s sugar plantation, HC&S, has a contract to sell its raw sugar production through 2008 to Hawaiian Sugar & Transportation Cooperative (“HS&TC”), an unconsolidated sugar and marketing cooperative, in which A&B has an ownership interest. Under that contract, the price paid will fluctuate with the New York No. 14 Contract settlement price for domestic raw sugar, less a fixed discount. A&B also has an agreement with C&H Sugar Company, Inc., the primary purchaser of sugar from HS&TC, which allows A&B to forward price, with

C&H, a portion of its raw sugar deliveries to HS&TC. That agreement has a provision that permits, under certain circumstances, the sale of sugar at a floor price.

A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii. Transactions related to its China Service that commenced in February 2006, are primarily denominated in U.S. dollars, and therefore, the Company’s foreign currency exposure is not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Management’s Annual Report on Internal Control Over Financial Reporting	53
Report of Independent Registered Public Accounting Firm	54
Consolidated Statements of Income	55
Consolidated Statements of Cash Flows	56
Consolidated Balance Sheets	57
Consolidated Statements of Shareholders’ Equity	58

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies	59
2.	Discontinued Operations	66
3.	Impairment and Disposal of Investments	66
4.	Investments in Affiliates	66
5.	Property	69
6.	Capital Construction Fund	69
7.	Notes Payable and Long-Term Debt	70
8.	Leases	72
9.	Employee Benefit Plans	73
10.	Income Taxes	79
11.	Share-Based Awards	81
12.	Commitments, Guarantees and Contingencies	85
13.	Industry Segments	88
14.	Quarterly Information (Unaudited)	91
15.	Parent Company Condensed Financial Information	93
16.	Related Party Transactions	96
17.	Subsequent Events	97

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Alexander & Baldwin, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessments, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 54 of this Form 10-K.

/s/ W. Allen Doane	/s/ Christopher J. Benjamin

W. Allen Doane	Christopher J. Benjamin
Chairman, President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and

Treasurer

February 28, 2008	February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Alexander & Baldwin, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc., and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 and FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 on January 1, 2007, Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment on January 1, 2006, and SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii

February 28, 2008

ALEXANDER & BALDWIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per-share amounts)

	Year Ended December 31,
	2007	2006	2005
Operating Revenue:
Ocean transportation	$1,003	$936	$873
Logistics services	433	444	432
Property leasing	102	88	73
Property sales	23	8	98
Agribusiness	120	124	121
Total operating revenue	1,681	1,600	1,597
Operating Costs and Expenses:
Cost of ocean transportation services	789	754	673
Cost of logistics services	381	395	390
Cost of property sales and leasing services	60	43	103
Cost of agricultural goods and services	120	118	110
Selling, general and administrative	165	146	142
Total operating costs and expenses	1,515	1,456	1,418
Operating Income	166	144	179
Other Income and (Expense)
Gain on insurance settlement and other	1	--	5
Equity in income of real estate affiliates	23	14	3
Interest income	3	6	5
Interest expense, net of amounts capitalized	(19)	(15)	(13)
Income From Continuing Operations Before Income Taxes	174	149	179
Income taxes	66	56	67
Income From Continuing Operations	108	93	112
Income from discontinued operations, net of income taxes (see Note 2)	34	29	14
Net Income	$142	$122	$126

Basic Earnings per Share of Common Stock:
Continuing operations	$2.55	$2.16	$2.57
Discontinued operations	0.79	0.68	0.32
Net income	$3.34	$2.84	$2.89
Diluted Earnings per Share of Common Stock:
Continuing operations	$2.52	$2.14	$2.55
Discontinued operations	0.78	0.67	0.31
Net income	$3.30	$2.81	$2.86

Weighted Average Number of Basic Shares Outstanding	42.5	43.2	43.6
Weighted Average Number of Dilutive Shares Outstanding	43.1	43.6	44.0

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash Flow from Operating Activities:
Net income	$142	$122	$126
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	93	85	84
Deferred income taxes	26	40	68
Gains on disposal of assets	(64)	(49)	(28)
Share-based expense	17	10	--
Equity in income of affiliates, net of distributions	1	1	(17)
Changes in assets and liabilities:
Accounts and notes receivable	(9)	5	5
Inventories	(3)	(1)	(4)
Prepaid expenses and other assets	12	(35)	(8)
Deferred dry-docking costs	(22)	(6)	(1)
Liability for benefit plans	(3)	6	(1)
Accounts and income taxes payable	19	(28)	39
Other liabilities	14	21	4
Real Estate Developments Held for Sale:
Real estate inventory sales	11	4	45
Expenditures for new real estate inventory	(110)	(69)	(34)
Net cash provided by operations	124	106	278
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(122)	(281)	(231)
Receipts from disposal of income-producing property, investments and other assets	18	61	25
Deposits into Capital Construction Fund	(30)	(66)	(219)
Withdrawals from Capital Construction Fund	30	159	150
Payments for purchases of investments	(43)	(40)	(32)
Proceeds from sale and maturity of investments	2	43	2
Net cash used in investing activities	(145)	(124)	(305)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	139	217	104
Payments of long-term debt and deferred financing costs	(88)	(102)	(27)
Proceeds from (payments on) short-term borrowings – net	15	--	(7)
Repurchases of capital stock	(33)	(72)	--
Proceeds from issuance of capital stock, including excess tax benefit	8	5	11
Dividends paid	(48)	(42)	(39)
Net cash provided by (used in) financing activities	(7)	6	42
Cash and Cash Equivalents:
Net (decrease) increase for the year	(28)	(12)	15
Balance, beginning of year	45	57	42
Balance, end of year	$17	$45	$57
Other Cash Flow Information:
Interest paid	$(25)	$(20)	$(17)
Income taxes refunded (paid), net	$(55)	$(49)	$3
Non-cash Activities:
Debt assumed in real estate purchase	$--	$--	$11
Tax-deferred property sales	$83	$60	$55
Tax-deferred property purchases	$(91)	$(49)	$(28)

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$17	$45
Accounts and notes receivable, less allowances of $12 for 2007 and $14 for 2006	185	178
Inventories	21	19
Real estate held for sale	150	--
Income taxes receivable	1	5
Deferred income taxes	11	10
Prepaid expenses and other assets	36	28
Total current assets	421	285
Investments in Affiliates	184	149
Real Estate Developments	99	147
Property – net	1,582	1,499
Capital Construction Fund	1	1
Benefit Plan Assets	80	56
Other Assets	112	114
Total	$2,479	$2,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$57	$41
Accounts payable	156	136
Payrolls and vacation due	19	18
Uninsured claims	12	12
Accrued and other liabilities	78	50
Total current liabilities	322	257
Long-term Liabilities
Long-term debt	452	401
Deferred income taxes	468	442
Liability for benefit plans	50	52
Uninsured claims and other liabilities	57	72
Total long-term liabilities	1,027	967
Commitments and Contingencies
Shareholders’ Equity
Capital stock – common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 42.4 million shares in 2007 and 42.6 million shares in 2006	34	35
Additional capital	200	179
Accumulated other comprehensive loss	(4)	(19)
Retained earnings	911	843
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,130	1,027
Total	$2,479	$2,251

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2007

(In millions, except per-share amounts)

						Accumulated
						Other
	Capital Stock					Compre-
	Issued		In Treasury			hensive	Deferred
		Stated			Additional	Income	Compen-	Retained
	Shares	Value	Shares	Cost	Capital	(Loss)	sation	Earnings	Total

Balance, December 31, 2004	47.0	$35	3.7	$(11)	$150	$(9)	$(2)	$741	$904
Net income	—	—	—	—	—	—	—	126	126
Other comprehensive income, net of tax:
Minimum pension liability (net of taxes of $1)	—	—	—	—	—	2	—	—	2
Total comprehensive income									128
Stock options exercised – net	0.6	1	—	—	17	—	—	(1)	17
Shares issued – incentive plan	—	—	(0.1)	—	8	—	(6)	—	2
Share-based compensation	—	—	—	—	—	—	2	—	2
Dividends ($0.90 per share)	—	—	—	—	—	—	—	(39)	(39)
Balance, December 31, 2005	47.6	36	3.6	(11)	175	(7)	(6)	827	1,014

Net income and other comprehensive income	—	—	—	—	—	—	—	122	122
Shares repurchased	(1.7)	(1)	—	—	(7)	—	—	(64)	(72)
Stock options exercised – net	0.1	—	—	—	5	—	—	—	5
Shares issued – incentive plan	0.2	—	—	—	2	—	—	—	2
Share-based compensation	—	—	—	—	10	—	—	—	10
Adjustment to initially adopt SFAS No. 123R	—	—	—	—	(6)	—	6	—	—
Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	(12)	—	—	(12)
Dividends ($0.975 per share)	—	—	—	—	—	—	—	(42)	(42)
Balance, December 31, 2006	46.2	35	3.6	(11)	179	(19)	—	843	1,027

Net income	—	—	—	—	—	—	—	142	142
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain (loss) arising during the period	—	—	—	—	—	14	—	—	14
Less: Amortization of net (gain) loss	—	—	—	—	—	1	—	—	1
Total comprehensive income									157
Shares repurchased	(0.7)	(1)	—	—	(4)	—	—	(28)	(33)
Shares issued	0.5	—	—	—	8	—	—	—	8
Share-based compensation	—	—	—	—	17	—	—	—	17
Adjustment to initially adopt FIN 48	—	—	—	—	—	—	—	2	2
Dividends ($1.12 per share)	—	—	—	—	—	—	—	(48)	(48)
Balance, December 31, 2007	46.0	$34	3.6	$(11)	$200	$(4)	$—	$911	$1,130

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Founded in 1870, Alexander & Baldwin, Inc. (“A&B”) is incorporated under the laws of the State of Hawaii. A&B operates in five segments in three industries: Transportation, Real Estate and Agribusiness. These industries are described below:

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Service segments. The Ocean Transportation segment is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities. The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”).

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment generates its revenues through the development and sale of land, commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity.

Principles of Consolidation: The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly-owned and controlled subsidiaries (the “Company”), after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary that absorbs the majority of the expected losses, or receives a majority of the expected residual returns, or both, of a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R).

Risks and Uncertainties: Factors that could adversely impact the Company’s operations or financial results include, but are not limited to, the following: increased competition; strikes or work stoppages; increased cost of energy; changes in laws and regulations relating to the Company’s business; unfavorable economic and political conditions in domestic or international markets; litigation or legal proceedings; adverse weather conditions; changes in the legal and regulatory environment; changes in accounting and taxation standards, including an increase in tax rates; an inability to achieve the Company’s overall long-term goals; an inability to protect the Company’s information systems; future impairment charges; inability to secure adequate financing; and global or regional catastrophic events.

Use of Estimates:The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported.Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) revenue recognition for long-term real estate developments, (iii) cash flow scenarios related to unconsolidated investments, (iv) self-insured liabilities, (v) pension and postretirement estimates, and (vi) income taxes.Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $27 and $9 million at December 31, 2007 and 2006, respectively, and are reflected as current liabilities in the Consolidated Balance Sheets.

Fair Value of Financial Instruments: The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at December 31, 2007 was $509 million and $502 million, respectively, and $442 million and $433 million at December 31, 2006, respectively.

Allowances for Doubtful Accounts: Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the Balance Sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2007 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2005	$14	$5	$(5)	$14
2006	$14	$2	$(2)	$14
2007	$14	$--	$(2)	$12

Inventories: Sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.

Dry-docking: Under U.S. Coast Guard rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service. Vessels must undergo regular inspection, monitoring and maintenance, referred to as “dry-docking,” to maintain the required operating certificates. These dry-docks occur on scheduled intervals ranging from two to five years, depending on the vessel’s age. Because the dry-docks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements and provide future economic benefits, the costs of these scheduled dry-docks are deferred and amortized until the next regularly scheduled dry-dock period. Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. Deferred amounts are included on the Consolidated Balance Sheets in other non-current assets. Amortized amounts are charged to operating expenses in the Consolidated Statements of Income. Changes in deferred dry-docking costs are included in the Consolidated Statements of Cash Flows in Cash Flows from Operating Activities.

Property: Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Costs of developing coffee orchards are capitalized during the development period and depreciated over the estimated productive lives. Upon acquiring real estate, the Company allocates the purchase price to land, buildings, leases above and below market, and other intangibles based on relative fair value.

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

Real Estate Development: Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the Consolidated Balance Sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company’s intention to sell the property or to retain ownership of the property as an investment following completion of construction.

For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. These project-wide costs typically include land, grading, roads, water and sewage systems, landscaping, and project amenities.

Capitalized Interest: Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences operations; this is typically when the investee has other-than-ancillary revenue generation. Total interest expense was $26 million, $21 million, and $17 million in 2007, 2006, and 2005, respectively. Capitalized interest was $7 million, $6 million, and $4 million in 2007, 2006, and 2005, respectively.

Impairments of Long-Lived Assets: Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. A large portion of the Company’s real estate is undeveloped land located in the State of Hawaii on the islands of Maui and Kauai. The cost basis of the Company’s undeveloped land on Maui and Kauai, excluding the recently acquired Wailea property, is approximately $150 per acre, a value much lower than fair value.

Goodwill and Intangible Assets: Goodwill and intangibles are recorded on the Balance Sheets as other non-current assets. Goodwill and intangible assets relate to the acquisition of certain assets, obligations, and contracts of three logistic service entities in 2000, 2003 and 2004. The purchase agreements included earnout provisions based on certain profitability measurements through 2009. The Company reviews goodwill for potential impairment on an annual basis, or more frequently if indications of impairment exist. Intangible assets are reviewed for impairment whenever events or changes in circumstances would indicate the carrying amount of the intangible asset(s) may not be recoverable.

The changes in the carrying amount of goodwill and intangible assets for the years ended December 31, 2007 and 2006 were as follows (in millions):

		Intangible
	Goodwill	Assets

Balance, December 31, 2005	$5	$5
Additions	4	--
Amortization	--	(1)
Balance, December 31, 2006	9	4
Additions	3	--
Amortization	--	(1)
Balance, December 31, 2007	$12	$3

Revenue Recognition:The Company has a wide range of revenue types, including, for example, shipping revenue, logistics revenue, property sales, rental income, and sales of raw sugar, molasses and coffee. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

Voyage Revenue Recognition: Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period, commonly referred to as the percentage-of-completion method. Voyage expenses are recognized as incurred.

Logistics Services Revenue Recognition: The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services. Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the percentage–of-completion method. The Company reports revenue on a gross basis following the guidance in Emerging Issues Task Force 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

Real Estate Sales Revenue Recognition: Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate down payments have been received, and collection of remaining balances is reasonably assured. For certain development projects, including Kukui’ula, that have material continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the subject property. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

Real Estate Leasing Revenue Recognition: Real estate leasing revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as “rent holidays”). Differences between revenue recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (e.g., sales thresholds have been achieved).

Sugar and Coffee Revenue Recognition:Revenue from bulk raw sugar sales is recorded when delivered to the cooperative of Hawaiian producers, based on the estimated net return to producers in accordance with contractual agreements. Revenue from coffee is recorded when the title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

Non-voyage Ocean Transportation Costs: Depreciation, charter hire, terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

Agricultural Costs: Costs of growing and harvesting sugar cane are charged to the cost of inventory in the year incurred and to cost of sales as raw sugar is delivered to the cooperative of Hawaiian producers. Costs of growing coffee, excluding orchard development costs, are charged to inventory in the year incurred and to cost of sales as coffee is sold.

Discontinued Operations: The sales of certain income-producing assets are classified as discontinued operations, as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material. Certain assets that are

“held-for-sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation of the assets is stopped. Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

Employee Benefit Plans: Certain ocean transportation subsidiaries are members of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multiemployer pension plans covering certain shoreside bargaining unit personnel. The subsidiaries directly negotiate multiemployer pension plans covering other bargaining unit personnel. Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan. Several trusteed, non-contributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

Accounting Method for Share-Based Compensation: On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) using the modified prospective method. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Prior to January 1, 2006, the Company accounted for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, which required recognition of compensation expense based on the intrinsic value of the equity instrument awarded. Consequently, no share-based compensation expense for stock option grants was reflected in net income since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. If the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” the effect on net income and earnings per share for the year ended December 31, 2005 would have been as follows (in millions, except per-share amounts):

2005
Net Income:
As reported	$126
Share-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2)
Pro forma	$124

Net Income Per Share:
Basic, as reported	$2.89
Basic, pro forma	$2.85
Diluted, as reported	$2.86
Diluted, pro forma	$2.82

The Company’s various equity plans are more fully described in Note 11.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock: Basic earnings per Share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options, non-vested common stock, and non-vested stock units. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million shares of common stock for each of the years ended December 31, 2007 and 2006. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive. The anti-dilutive shares for 2005 were not significant.

	2007	2006	2005
Effect on weighted average shares outstanding of assumed exercise of stock options (in millions of shares):
Denominator for basic EPS: Weighted average shares outstanding	42.5	43.2	43.6
Effect of dilutive securities:
Outstanding stock options, non-vested stock, and non-vested stock units	0.6	0.4	0.4
Denominator for diluted EPS: Weighted average shares outstanding	43.1	43.6	44.0

Income Taxes: Significant judgment is required in determining the Company’s tax liabilities in the multiple jurisdictions in which the Company operates. Income taxes are reported in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the statement of operations and/or balance sheet.

The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), and FASB Staff Position (“FSP”) FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP 48-1”), an amendment to FIN 48, effective as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

Derivative Financial Instruments: The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2007 and 2006, there were no material derivative instruments held by the Company.

Comprehensive Income: Comprehensive Income includes all changes in Stockholders’ Equity, except those resulting from capital stock transactions. Other Comprehensive Income (Loss) principally includes amortization of deferred pension/postretirement costs and gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 7).

Environmental Costs: Environmental expenditures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be estimated. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held–for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2007 or 2006.

Self-Insured Liabilities: The Company is self-insured for certain losses that include, but are not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties. Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities.

Impact of Recently Issued Accounting Standards: On September 15, 2006, the FASB issued SFAS No. 157 (“SFAS  No. 157”), “ Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

The Company adopted SFAS No. 158 (“SFAS No. 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of December 31, 2006, as required. This standard amends FASB Statements No. 87, 88, 106 and 132(R) and requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The pension asset or liability is the difference between the plan assets at fair value and the projected benefit obligation as of year end. For other postretirement benefit plans, the asset or liability is the difference between the plan assets at fair value and the accumulated postretirement benefit obligation as of year end. Note 9 provides additional information about the impact resulting from the adoption of SFAS No. 158.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS No. 141R”), “Business Combinations.” SFAS No. 141R retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date and also requires all acquisition costs be expensed as incurred. SFAS No. 141R is effective for the first annual period beginning on or after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 141R, but does not expect that the adoption of SFAS No. 141R will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Rounding: Amounts in the Consolidated Financial Statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.    DISCONTINUED OPERATIONS

During 2007, the sales of land leased to a retail tenant on Oahu for approximately $46 million, five commercial properties on Maui for approximately $42 million, and a commercial property in California for approximately $7 million have been classified as discontinued operations. In addition, a commercial property on Maui has been classified as discontinued operations because of the Company’s plan to sell the property.

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions for each of the three years in the period ended December 31, 2007, were as follows (in millions, except per share amounts):

	2007	2006	2005

Sales Revenue	$95	$90	$50
Leasing Revenue	$6	$11	$17
Sales Operating Profit	$51	$40	$14
Leasing Operating Profit	$4	$7	$8
Income tax expense	$21	$18	$8
Income from Discontinued Operations	$34	$29	$14
Basic Earnings Per Share	$0.79	$0.68	$0.32
Diluted Earnings Per Share	$0.78	$0.67	$0.31

The results of operations from these properties in prior years were reclassified from continuing operations to discontinued operations to conform to the current year’s accounting treatment. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

3.	IMPAIRMENT AND DISPOSAL OF INVESTMENTS

Through August 8, 2005, the Company held common and preferred stock holdings in C&H Sugar Company Inc. (“C&H”). During the second quarter of 2005, the Company recorded a $2 million loss in connection with the ultimate disposition of the investment in C&H in August 2005. The impairment charges were recorded as a separate line item in Operating Costs and Expenses in the Consolidated Statements of Income.

4.	INVESTMENTS IN AFFILIATES

At December 31, 2007 and 2006, investments consisted principally of equity in limited liability companies, each of which was accounted for following the equity method of accounting because either: (i) the entity was not within the scope of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), as amended, (ii) the entity was not determined to be a variable interest entity (“VIE”), or (iii) the entity was a VIE, but the Company was not determined to be the primary beneficiary.

These investments are summarized, by industry, as follows (in millions):

	2007	2006
Investment in Unconsolidated Affiliated Companies:
Real Estate	$135	$99
Transportation	49	50
Total Investments	$184	$149

Operating results include the Company’s proportionate share of income (loss) from its equity method investments. A summary of financial information for the Company’s equity method investments by industry at December 31 is as follows (in millions):

	2007		2006

	Real Estate	Transportation	Real Estate	Transportation

Current assets	$151	$47	$93	$56
Noncurrent assets	302	120	235	123
Total assets	$453	$167	$328	$179

Current liabilities	$107	$29	$86	$46
Noncurrent liabilities	68	14	43	5
Total liabilities	$175	$43	$129	$51

	Year Ended December 31,
	2007	2006	2005
Real Estate:
Operating revenue	$132	$311	$8
Operating costs and expenses	90	248	1
Operating income	$42	$63	$7
Income from continuing operations	$38	$54	$(1)
Net income (loss)	$38	$54	$(1)

Transportation:
Operating revenue	$519	$501	$486
Operating costs and expenses	494	477	449
Operating income	$25	$24	$37
Income from continuing operations*	$32	$37	$48
Net income	$32	$37	$48

* Includes earnings from equity method investments held by the investee.

In addition to the investments described above, the Company formerly held ownership interests in C&H (that was sold in August 2005). Prior to the sale of C&H, the Company recorded, in 2005, a loss of $2 million to write down the investment to the value expected to be received upon its ultimate disposition.

Real Estate: In 2007, the Company and its real estate subsidiaries had investments in various joint ventures that operate and/or develop real estate. The Company does not have a controlling financial interest, as interpreted under FIN 46R, in any of these ventures and, accordingly, accounts for its investments in the real estate ventures using the equity method of accounting. A summary of the Company’s principal investments is as follows:

a)

Kukui’ula: Kukui’ula is a 1,000-acre master planned resort residential community in Poipu, Kauai. In April 2002, an agreement was signed with an affiliate of DMB Associates, Inc., an Arizona-based developer of master planned communities, for the development of Kukui`ula, which is planned to consist of approximately 1,000 to 1,200 high-end residential units. Sales commenced in 2006 and site work construction is ongoing. The Company has a 50 percent voting interest in the venture.

b)

Kai Malu at Wailea: In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of a 150-unit duplex project on a 25-acre parcel in Wailea. Closings commenced in the fourth quarter of 2006 and are expected to be substantially completed in 2008. The Company has a 50 percent voting interest in the venture.

c)

Ka Milo at Mauna Lani: In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc., NYSE:BHS, (“Brookfield”) to develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. In May 2004, the property was acquired by the venture, and is planned for the development of 37 single-family units and 100 duplex townhomes. Closings commenced in 2007 and construction will continue in 2008. The Company has a 50 percent voting interest in the venture.

d)

Crossroads Plaza: In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the planned development of a 61,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land in Valencia, California. The property was acquired in August 2004. The sale of a pad site building closed in 2007 and construction of the remainder of the center is expected to be completed in 2008. The Company has a 50 percent voting interest in the venture.

e)

Centre Pointe Marketplace: In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC, and in April 2005, the venture acquired a 13.0-acre parcel for the planned development of a 105,700 square-foot retail center in Valencia, California. Vertical construction commenced in 2007 and the sale of several pad site buildings closed in 2007. The sale of the remainder of the center is expected in 2008. The Company has a 50 percent voting interest in the venture.

f)

Bridgeport Marketplace: In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC and, in October 2005, the venture acquired 27.8 acres in Valencia, California. The parcel was subdivided into a 5-acre parcel to be dedicated as a public park, a 7.3-acre parcel sold to a church, and a 15.5-acre parcel for the development of a 131,000 square-foot retail center. Vertical construction commenced in the first quarter of 2007 and the center is expected to open in late 2008. The Company has a 50 percent voting interest in the venture.

g)

Waiawa: In August 2006, the Company entered into a joint venture with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned primary residential community (530 residential acres) in Central Oahu. Planning, permitting, and project feasibility reviews are in progress. The Company has a 50 percent voting interest in the venture.

h)

Bakersfield: In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 550,000 square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. The parcel was acquired in November 2006. Planning, permitting and pre-leasing work are on-going. The Company has a 50 percent voting interest in the venture.

i)

Kukui’ula Village: In August 2007, the Company entered into a joint venture with DMB Kukui`ula Village LLC for the development of Kukui’ula Village, a planned 91,700 square-foot commercial center located at the entrance of the Kukui’ula project. Construction commenced in July 2007 and the center is projected to be completed in 2009. The Company has a 50 percent voting interest in the venture.

j)	Santa Barbara Ranch: In November 2007, the Company entered into a joint venture with Vintage Communities, LLC, a residential developer headquartered in Newport Beach, California, which intends to acquire and develop 1,040 acres for an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara. The Company has a 50 percent voting interest in the venture.

k)

Palmdale Trade and Commerce Center: In December 2007, the Company entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000 square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. The parcel had been acquired by Intertex in July 2007 and subsequently contributed to the venture. The Company has a 50 percent voting interest in the venture.

Transportation: Matson, a wholly owned subsidiary of the Company, owns a 35 percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC (“SSAT”), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The “Cost of transportation services” included approximately $150 million, $146 million, and $137 million for 2007, 2006, and 2005, respectively, paid to this unconsolidated affiliate for terminal services.

The Company’s equity in earnings or (loss) of its unconsolidated transportation affiliate of $11 million, $13 million and $17 million for 2007, 2006, and 2005, respectively, was included on the consolidated income statements with costs of transportation services because the affiliate is integrally related to the Company’s ocean transportation operations, providing all terminal services to Matson on the U.S. West Coast.

5.	PROPERTY

Property on the Consolidated Balance Sheets includes the following (in millions):

	2007	2006

Vessels	$1,193	$1,145
Machinery and equipment	588	572
Buildings	483	412
Land	154	156
Water, power and sewer systems	110	105
Other property improvements	106	95
Total	2,634	2,485
Less accumulated depreciation and amortization	1,052	986
Property – net	$1,582	$1,499

6.	CAPITAL CONSTRUCTION FUND

Matson is party to an agreement with the United States government that established a Capital Construction Fund (“CCF”) under provisions of the Merchant Marine Act, 1936, as amended. The agreement has program objectives for the acquisition, construction, or reconstruction of vessels and for repayment of existing vessel indebtedness. Deposits to the CCF are limited by certain applicable earnings. Such deposits are tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement. Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable bases of the vessels or other assets for income tax purposes.

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2007, the oldest CCF deposits date from 2007. Management believes that all amounts on deposit in the CCF at the end of 2007 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

Under the terms of the CCF agreement, Matson may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the Consolidated Balance Sheets either as obligations of the Company’s current assets or as receivables from the CCF.

The Company has classified its investments in the CCF as “held-to-maturity” and, accordingly, has not reflected temporary unrealized market gains and losses on the Consolidated Balance Sheets or Consolidated Statements of Income. The long-term nature of the CCF program supports the Company’s intention to hold these investments to maturity.

At December 31, 2007 and 2006, the balances on deposit in the CCF consisted of investments in mortgage-backed securities with fair values that approximated amortized cost. Fair value of the mortgage-backed securities was determined based on identical or substantially similar security values. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $0.1 million in each of the years 2007, 2006, and 2005, on its investments in mortgage-backed securities.

7.	NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2007 and 2006, notes payable and long-term debt consisted of the following (in millions):

	2007	2006

Revolving Credit loans, 5.28%	$54	$27
Title XI Bonds:
5.27%, payable through 2029	48	51
5.34%, payable through 2028	46	48
Term Loans:
4.79%, payable through 2020	88	95
5.44%, payable through 2015	65	70
5.56%, payable through 2016	25	--
5.55%, payable through 2017	50	--
5.53%, payable through 2016	50	50
4.10%, payable through 2012	35	35
7.55%, payable through 2009	15	15
7.42%, payable through 2010	9	11
4.31%, payable through 2010	9	11
6.20%, payable through 2013	11	11
7.44%, payable through 2007	--	7
7.57%, payable through 2009	4	6
7.43%, payable through 2007	--	5
Total	509	442
Less current portion	57	41
Long-term debt	$452	$401

Long-term Debt Maturities:At December 31, 2007, maturities of all long-term debt during the next five years and thereafter are $57 million in 2008, $32 million in 2009, $31 million in 2010, $69 million in 2011, $39 million in 2012, and $281 million thereafter.

Revolving Credit Facilities: The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of a $225 million and $100 million facility for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus 0.225 percent, provided the Company maintains an S&P/Moody’s rating of A-/A3 or better. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2007, $54 million was outstanding, $19 million in letters of credit had been issued against the facility, and $252 million remained available for borrowing. As of December 31, 2007, $39 million drawn on this facility was classified as non-current because the Company had the ability and intent to refinance the balance on a long-term basis.

The Company has a $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. The Prudential facility expires on April 19, 2009 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. During 2006 and 2007, the Company borrowed, under a series of committed notes, $125 million at rates ranging from 5.53 percent to 5.56 percent. At December 31, 2007, $116 million was available under the facility.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. that expires in June 2015. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing in June 2007. The incremental borrowing rate for the facility is 0.225 percent over LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum net worth levels, minimum working capital levels, and maximum ratio of long-term debt to net worth. At December 31, 2007, $65 million was outstanding and $30 million remained available for borrowing.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2007 totaled $397 million.

Title XI Bonds: In August 2004, Matson partially financed the delivery of the MV Maunawili with $55 million of 5.27 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds, which are secured by the MV Maunawili, are payable in $1.1 million semiannual payments that commenced in January 2005.

In September 2003, Matson partially financed the delivery of the MV Manukai with $55 million of 5.34 percent fixed-rate, 25-year term, Title XI bonds. These bonds, which are secured by the MV Manukai, are payable in $1.1 million semiannual payments that commenced in March 2004.

Vessel Secured Term Debt: Matson has an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance (collectively and individually “Prudential”) for $120 million. Included in the agreement are Series A and Series B notes. Series A represents a $15 million note and Series B represents 15-year term notes totaling $105 million. Both series are secured by the MV Manulani. The Series A note carries interest at 4.31 percent with $9 million currently outstanding. The Series B notes carry interest at 4.79 percent with $88 million currently outstanding.

Real Estate Secured Term Debt: In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan, with an outstanding amount of $11 million at December 31, 2007, carries interest at 6.2 percent and matures in October 2013.

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

The Company as Lessee:Principal operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire through 2031. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $32 million, $37 million, and $38 million for the years ended December 31, 2007, 2006, and 2005, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under operating leases as of December 31, 2007 were as follows (in millions):

Operating Leases

2008	$8
2009	8
2010	7
2011	7
2012	6
Thereafter	24
Total minimum lease payments	$60

In addition to the future minimum lease payments above, the Company has an operating lease for terminal facilities in Honolulu that includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operational expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were $17 million for each of the three years in the period ended December 31, 2007, and there were no minimum annual guarantee payment in any year.

The Company as Lessor: The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2007 and 2006 were as follows (in millions):

	2007	2006

Leased property - real estate	$660	$591
Less accumulated depreciation	(99)	(88)
Property under operating leases - net	$561	$503

Total rental income under these operating leases for each of the three years in the period ended December 31, 2007 was as follows (in millions):

	2007	2006	2005

Minimum rentals	$80	$74	$112
Contingent rentals (based on sales volume)	4	3	3
Total	$84	$77	$115

Future minimum rentals on non-cancelable leases at December 31, 2007 were as follows (in millions):

Operating Leases

2008	$75
2009	63
2010	48
2011	34
2012	26
Thereafter	96
Total	$342

9.	EMPLOYEE BENEFIT PLANS

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

The incremental effect from the application of SFAS No. 158 on individual line items in the Consolidated Balance Sheet as of December 31, 2006 is as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Benefit plan assets	$70	$(14)	$56
Total assets	$2,265	$(14)	$2,251
Liability for benefit plans - noncurrent	$50	$2	$52
Uninsured claims and other liabilities	$68	$4	$72
Deferred income taxes	$450	$(8)	$442
Total long-term liabilities	$969	$(2)	$967
Accumulated other comprehensive income	$(7)	$(12)	$(19)
Total shareholders’ equity	$1,039	$(12)	$1,027
Total liabilities and shareholders’ equity	$2,265	$(14)	$2,251

             Asset Allocations, Investments and Plan Administration: The Company’s weighted-average asset allocations at December 31, 2007 and 2006, and 2007 year-end target allocation, by asset category, were as follows:

Target	2007	2006

Domestic equity securities	60%	63%	58%
International equity securities	10%	13%	14%
Debt securities	15%	9%	11%
Real estate	15%	12%	12%
Other and cash	-	-	3%	5%
Total	100%	100%	100%

The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options. The Investment Committee is also responsible for appointing trustees and investment managers. The Company’s investment policy permits investments in marketable securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. Equity investments in the defined benefit plan assets do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings.

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2007 or 2006 to its defined benefit pension plans, and no contributions are expected to be required in 2008. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

In August 2006, the Pension Protection Act of 2006 (the “Act”) was enacted into law. The Act did not have any significant effect on the Company’s current funding strategy for its pension plans.

In October 2007, the Company modified its defined benefit pension benefit formulas that would apply to new employees hired after December 31, 2007. Under the modification, new employees will earn retirement benefits based on a fixed percentage of their eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Under the modification, employees hired on or after January 31, 2008 are fully vested upon completion of three years of service.

             Benefit Plan Assets and Obligations: The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2007 and 2006 are shown below (dollars in millions):

	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006

Change in Benefit Obligation
Benefit obligation at beginning of year	$297	$294	$51	$56
Service cost	7	7	1	1
Interest cost	17	17	3	3
Plan participants’ contributions	--	--	2	--
Actuarial gain	(2)	(7)	(4)	(6)
Benefits paid	(16)	(15)	(5)	(3)
Amendments	--	1	--	--
Benefit obligation at end of year	303	297	48	51
Change in Plan Assets
Fair value of plan assets at beginning of year	349	315	--	--
Actual return on plan assets	46	49	--	--
Benefits paid	(16)	(15)	--	-
Fair value of plan assets at end of year	379	349	--	--
Funded Status and Recognized Liability	$76	$52	$(48)	$(51)

Amounts recognized on the Consolidated Balance Sheets and in accumulated other comprehensive income at December 31, 2007 and 2006 are as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2007	2006	2007	2006

Non-current assets	$80	$56	$--	$--
Current liabilities	--	--	(2)	(3)
Non-current liabilities	(4)	(4)	(46)	(48)
Total	$76	$52	$(48)	$(51)

Net loss (gain) (net of taxes)	$(3)	$15	$(3)	$(2)
Unrecognized prior service cost (credit) (net of taxes)	1	3	--	--
Total	$(2)	$18	$(3)	$(2)

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2007 and 2006 is shown below (in millions):

	2007	2006
Projected benefit obligation	$37	$35
Accumulated benefit obligation	$32	$30
Fair value of plan assets	$33	$30

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2008 is $0.4 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2008 is negligible. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is negligible. The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is $1 million.

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

The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2007 post-retirement obligations include the benefits of the Act’s subsidy. These amounts are not material.

            Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans and the weighted average assumptions used to determine benefit information during 2007, 2006, and 2005, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$7	$7	$6	$1	$1	$1
Interest cost	17	17	16	3	3	3
Expected return on plan assets	(28)	(26)	(24)	--	--	--
Recognition of net (gain) loss	--	2	2	--	1	1
Recognition of (gain) due to Settlement	--	--	--	(1)	--	--
Net periodic benefit cost/(income)	(4)	--	--	3	5	5

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Adoption of FASB 158	--	11	--	--	(1)	--
Net loss (gain)	(12)	--	--	(2)	--	--
Amortization of unrecognized gain (loss)	--	--	--	--	--	--
Total recognized in other comprehensive income	(12)	11	--	(2)	(1)	--
Total recognized in net periodic benefit cost and other comprehensive income	$(16)	$11	$--	$1	$4	$--

Weighted Average Assumptions:
Discount rate	6.25%	6.00%	5.75%	6.25%	6.00%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Initial health care cost trend rate				9.00%	9.00%	9.00%
Ultimate rate				5.00%	5.00%	5.00%
Year ultimate rate is reached				2012	2011	2010

The expected return on plan assets is based on the Company’s historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One-, three-, and five-year pension returns were 13.8 percent, 13.9 percent, and 15.3 percent, respectively. The long-term average return has been approximately 10.7 percent. The actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

            If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2007, 2006 and 2005, and the net periodic post-retirement benefit cost for 2007, 2006 and 2005, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2007	2006	2005	2007	2006	2005

Effect on total of service and interest cost components	$--	$--	$1	$--	$--	$--
Effect on post-retirement benefit obligation	$5	$5	$5	$(4)	$(4)	$(4)

Non-qualified Benefit Plans: The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The funded status, relating to these unfunded plans, totaled $(30) million at December 31, 2007. A 5.75 percent discount rate was used to determine the 2007 obligation. The expense associated with the non-qualified plans was $4 million in each year ended December 31, 2007, 2006 and 2005. As of December 31, 2007, the amounts recognized in accumulated other comprehensive income for unrecognized loss and unrecognized prior service (credit) were $10 million and $(1) million, respectively. The estimated net loss that will be recognized in net periodic pension cost in 2008 is approximately $1 million. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is negligible.

Estimated Benefit Payments: The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2008	$17	$7	$3
2009	17	2	3
2010	17	12	3
2011	18	1	3
2012	19	1	4
2013-2017	107	13	19

Multiemployer Plans: Matson participates in 10 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals approximately $58 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $12 million in 2007, $11 million in 2006, and $11 million in 2005.

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

The multiemployer plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.

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

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2007 consisted of the following (in millions):

	2007	2006	2005
Current:
Federal	$61	$25	$3
State	5	3	--
Current	66	28	3
Deferred	--	28	64
Total continuing operations tax expense	$66	$56	$67

Matson recorded a current tax benefit of $3 million for a deposit of $8 million into CCF in 2007, a current tax benefit of $36 million for a deposit of $95 million in 2006, and a current tax benefit of $78 million for a deposit of $204 million in 2005. The current tax benefits in the three years reduced the current income tax payable, but did not reduce total income tax expense because a reduction in the current income tax expense was offset by an increase in deferred tax expense. Additional information about the CCF is included in Note 6.

Income tax expense for each of the three years in the period ended December 31, 2007 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes, for the three years ended December 31, 2007 for the following reasons (in millions):

	2007	2006	2005

Computed federal income tax expense	$61	$52	$63
State income taxes	6	5	4
Other—net	(1)	(1)	--
Income tax expense	$66	$56	$67

Total State and Federal tax credits totaled approximately $2 million annually for 2007, 2006, and 2005. The credits related to capital goods excise tax credits, credits for investments in qualified high-tech businesses, enterprise zone credits, credits for the production of electricity from qualified facilities, and credits for expenditures on rehabilitation of certified historic structures.

            The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2007	2006
Deferred tax assets:
Capital loss carry-forward	$5	$8
Benefit plans	9	18
Insurance reserves	10	10
Other	15	14
Total deferred tax assets	39	50

Deferred tax liabilities:
Basis differences for property and equipment	316	304
Tax-deferred gains on real estate transactions	155	142
Capital Construction Fund	4	11
Joint ventures and other investments	9	13
Other	12	12
Total deferred tax liabilities	496	482

Net deferred tax liability	$457	$432

The realization of the deferred tax assets related to the capital loss carryover is dependent upon the future generation of capital gains. Management considers projected future transactions and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will generate such gains before the capital loss carry-forward expires in 2010. Therefore, no valuation allowance was established for this deferred tax asset as of December 31, 2007.

The Company also has California alternative minimum tax credit carryforwards of approximately $3 million at December 31, 2007 to reduce future California state income taxes over an indefinite period.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock and restricted stock units when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.9 million, $1.3 million, and $4.2 million for 2007, 2006, and 2005, respectively, and the portion of the tax benefit related to the excess of the tax deduction over the amount reported as expense under SFAS No. 123R was reflected as an increase to additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity.

As a result of the adoption of FIN 48, the Company recognized a decrease of $2.3 million in the liability for unrecognized tax benefits, and a corresponding increase to the January 1, 2007 balance of retained earnings. As of the date of adoption, and after the impact of recognizing the decrease in liability noted above, the Company’s gross unrecognized tax benefits and related gross accrued interest totaled $10.0 million. Of this total, $8.0 million ($5.8 million net of the federal benefit on state issues) represented the amount of gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods, and $0.7 million represented gross accrued interest.

            A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$10
Additions for tax positions of prior years	3
Reductions for tax positions of prior years	(2)
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2007	$10

Of the total unrecognized benefits at December 31, 2007, $7 million represents the amount that, if recognized, would favorably affect the Company’s effective rate in future periods, and approximately $1 million represents gross accrued interest. Additionally, also included in the balance at the end of the year is a tax position relating to an audit that is expected to be settled within the next 12 months. If settled favorably, approximately $2 million (including accrued interest) of gross unrecognized tax benefits would be recognized, but would not affect the company’s effective tax rate.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2007, approximately $1 million of potential interest expense was accrued. There were no amounts accrued as penalties as of December 31, 2007. For the year ended December 31, 2007, the amount of interest expense recognized in income tax expense related to unrecognized tax benefits was negligible. For the year ended December 31, 2007, no potential penalties were recognized in income tax expense related to unrecognized tax benefits.

The Company is no longer subject to U.S. federal income tax audits for years before 2004. The Internal Revenue Service may audit the Company’s federal income tax returns for years subsequent to 2003. Additionally, the Company is routinely involved in state and local income tax audits. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2002.

11.	SHARE-BASED AWARDS

2007 Incentive Compensation Plan: On April 26, 2007, the Company’s shareholders approved the 2007 Incentive Compensation Plan (the “2007 Plan”) which serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. The approval of the 2007 Plan did not affect any options or stock issuances outstanding under the Predecessor Plans. To the extent any of those options subsequently terminate unexercised or those stock issuances are forfeited prior to vesting, the number of shares of common stock subject to those terminated options, together with the forfeited shares, will be added to the share reserve available for issuance under the 2007 Plan, up to an additional 750,000 shares. However, no further awards may be made under the Predecessor Plans subsequent to the approval of the 2007 Plan.

As of December 31, 2007, 2,196,313 shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan.

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

Discretionary Grant Program – Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. The Company estimates the grant-date fair value of its stock options using a Black-Scholes valuation model.

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Generally, time-based equity awards vest ratably over three years and performance-based equity awards vest after one year, provided that certain performance targets are achieved.

Automatic Grant Program – The Automatic Grant Program supersedes and replaces the Company’s 1998 Non-Employee Director Stock Option Plan and the Non-Employee Director Stock Retainer Plan. At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

The shares of common stock authorized to be issued under the 2007 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Predecessor Plans: Adopted in 1998, the Company’s 1998 Stock Option/Stock Incentive Plan (“1998 Plan”) provided for the issuance of non-qualified stock options and common stock to employees of the Company. Under the 1998 Plan, option prices could not be less than the fair market value of the Company’s common stock on the dates of grant and the options became exercisable over periods determined, at the dates of grant, by the Compensation Committee of the A&B Board of Directors that administers the plan. Generally, options vested ratably over three years and expired ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company’s stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company’s stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company’s stock on the date of exercise or one and one-half times the original option price. The 1998 Plan also permitted the issuance of shares of the Company’s common stock. Generally, grants of time-based, non-vested stock vests ratably over three years and performance-based, non-vested stock vests in one year, provided that certain individual, business unit, and corporate goals are achieved. The 1998 Plan was superseded by the 2007 Plan and no further grants will be made under the 1998 Plan.

Adopted in 1989, the Company’s 1989 Stock Option/Stock Incentive Plan (“1989 Plan”) is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, but options granted through 1998 remain outstanding and exercisable.

Director Stock Option Plans:The Company had two Director stock option plans that were superseded by the 2007 Plan. Under the 1998 Non-Employee Director Stock Option Plan (“1998 Director Plan”), each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, was automatically granted, on the date of each such Annual Meeting, an option to purchase 8,000 shares of the Company’s common stock at the fair market value of the shares on the date of grant. Each option to purchase shares generally became exercisable ratably over three years following the date granted.

The 1989 Non-Employee Director Stock Option Plan (“1989 Director Plan”) was substantially the same as the 1998 Director Plan, except that each option generally became exercisable in-full one year after the date granted. This plan terminated in January 1999, but options granted through termination remain outstanding and exercisable.

SFAS No. 123R requires companies to estimate the fair value of stock option awards on the date of grant. The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model.

           The weighted average grant-date fair values of the options granted during 2007, 2006, and 2005 were $10.91, $13.96, and $10.18, respectively, per option, using the range of assumptions provided in the table below:

	2007	2006	2005

Expected volatility	19.0%-19.5%	22.1%-22.7%	22.2%-22.3%
Expected term (in years)	5.8-5.9	6.3-8.1	6.4
Risk-free interest rate	4.8%-5.0%	4.5%-5.1%	3.9%-4.0%
Dividend yield	2.1%-2.2%	1.7%-2.4%	1.9%-2.2%

•

Expected volatility was primarily determined using the historical volatility of A&B common stock over the expected term, but the Company may also consider future events and other factors that it reasonably concludes marketplace participants might consider.

•

The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considered expected or unusual trends that would likely affect this assumption and determined that the range of 5.8 - 5.9 years, which varied by group of employees, was reasonable for 2007.

•	The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date.

•	The expected dividend yield is based on the Company’s current and historical dividend policy.

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related amounts recognized in the Consolidated Statements of Income.

The following table summarizes stock option activity for the Company’s plans for each of the three years in the period ended December 31, 2007 (in thousands, except exercise price amounts):

		Employee Plans		Director Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Director	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

December 31, 2004	--	1,418	95	151	59	1,723	$27.61
Granted	--	196	--	72	--	268	$43.35
Exercised	--	(420)	(57)	(7)	(17)	(501)	$25.55
Forfeited & Expired	--	(4)	--	--	--	(4)	$26.01
December 31, 2005	--	1,190	38	216	42	1,486	$31.16
Granted	--	174	--	56	--	230	$51.54
Exercised	--	(110)	(11)	(6)	(12)	(139)	$26.34
Forfeited & Expired	--	(20)	--	--	--	(20)	$40.92
December 31, 2006	--	1,234	27	266	30	1,557	$34.47
Granted	3	280	--	--	--	283	$48.24
Exercised	--	(157)	(14)	(21)	(21)	(213)	$28.72
Forfeited and expired	--	(4)	--	--	--	(4)	$51.29
Outstanding December 31, 2007	3	1,353	13	245	9	1,623	$37.62	6.1	$23,865

Vested or expected to vest	3	1,327	12	240	9	1,591	$37.62	6.1	$23,388
Exercisable December 31, 2007	--	899	13	184	9	1,105	$32.58	5.0	$21,791

The following table summarizes non-vested common stock and restricted stock unit activity through December 31, 2007 (in thousands, except weighted-average, grant-date fair value amounts):

	Predecessor
	Plans		2007
	Non-Vested	Weighted	Plan	Weighted
	Common	Average	Restricted	Average
	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Units	Fair Value
December 31, 2004	65	$ 33.51	--	--
Granted	132	$ 44.45	--	--
Vested	(13)	$ 33.51	--	--
December 31, 2005	184	$ 41.38	--	--
Granted	155	$ 52.38	--	--
Vested	(57)	$ 41.97	--	--
Forfeited	(8)	$ 47.90	--	--
December 31, 2006	274	$ 47.28	--	--
Granted	247	$ 48.19	18	$ 54.20
Vested	(150)	$ 48.53	--	--
Outstanding December 31, 2007	371	$ 47.74	18	$ 54.20

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	2007	2006	2005
Share-based expense (net of estimated forfeitures):
Stock options	$3.0	$2.8	$--
Non-vested stock & restricted stock units	12.7	6.8	2.3
Total share-based expense	15.7	9.6	2.3
Total recognized tax benefit	(3.7)	(2.3)	(0.4)
Share-based expense (net of tax)	$12.0	$7.3	$1.9

Cash received upon option exercise	$6.1	$3.4	$12.2
Intrinsic value of options exercised	$5.1	$2.9	$11.0
Tax benefit realized upon option exercise	$1.9	$1.1	$4.2
Fair value of stock vested	$7.2	$3.0	$0.6

As of December 31, 2007, there was $3.4 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.7 years. As of December 31, 2007, unrecognized compensation cost related to non-vested stock and restricted stock units was $6.3 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.4 years.

12.      COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments, Guarantees and Contingencies: Commitments and financial arrangements, excluding the operating and capital lease commitments that are described in Note 8, included the following as of December 31, 2007 (in millions):

Arrangement			2007

Guarantee of HS&TC debt	(	a)	$15
Standby letters of credit	(	b)	$19
Bonds	(	c)	$25
Benefit plan withdrawal obligations	(	d)	$58

These amounts are not recorded on the Company’s balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)The Company has guaranteed up to $21.5 million of a $30 million Hawaiian Sugar & Transportation Cooperative (“HS&TC”) revolving credit line. This guarantee was issued before December 31, 2002, and therefore, is not subject to the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” HS&TC is a raw-sugar marketing and transportation cooperative that is used to market and transport the Company’s raw sugar to C&H Sugar Company, Inc. (“C&H”); the Company is a member of HS&TC. Under normal circumstances the guarantee would not exceed $15 million. The amount would only increase to $21.5 million if the amounts owed by C&H are outstanding beyond normal 10-day payment terms. As of December 31, 2007, $15 million was outstanding under the facility.

(b)Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities. Approximately $14 million of the letters of credit are required to allow the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, approximately $3 million relates to the Company’s vessel modification contract for the MV Mokihana due to a dispute regarding the party responsible for correcting a steel deflection issue. The balance includes approximately $2 million for insurance-related matters, principally in the Company’s real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(c)Consists of approximately $13 million of construction bonds related to real estate projects in Hawaii, approximately $11 million in U.S. customs bonds, and approximately $1 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

(d)Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $58 million as of the most recent valuation date. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

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

Under the provisions of FIN 45, the Company recorded a liability for the indemnities and completion guarantees described above based on their fair values. The fair values of the liabilities recorded by the Company in connection with the indemnities and completion guarantees were not material.

Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment. These investments are more fully described in Note 4.

Environmental Matters: As with most industrial and land development companies of its size, the Company’s shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. It is the Company’s policy, as part of its due diligence process for all acquisitions, to use third-party environmental consultants to investigate the environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that the Company will avoid material liabilities relating to environmental matters affecting properties currently or previously owned by the Company. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. By adhering to the policies described above, the Company does not believe that environmental clean-up costs will have a material effect on its future results of operations or financial position. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

In 2001, HC&S self-reported to the State of Hawaii Department of Health (“DOH”) possible violations of state and federal air pollution control regulations relating to a boiler at its Maui sugar mill. As a result, the DOH issued a notice of violation and proposed penalty of approximately $2 million in September 2003. Although the Company operated in accordance with the requirements of permits issued by the DOH in 1974, the permit conditions may not have reflected the federal standards fully. Upon identifying and self-reporting the matter in late 2001, the Company immediately took corrective action to comply with the regulations. In December 2006,  HC&S and DOH arrived at a final settlement. Under the settlement, HC&S agreed to pay a fine of $60,000 and to implement a two-phase Supplemental Environmental Project (SEP) totaling at least $305,000.

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

Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to divert stream waters from State lands in East Maui for its use, it would have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, a petition was filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) set interim instream flow standards in

27 East Maui streams that feed the Company’s irrigation system. The Water Commission’s deliberations regarding the appropriateness of amending the current interim instream flow standards for the East Maui streams are currently ongoing, and the Company continues to object to the petition. The Water Commission’s setting of such interim instream flow standards could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations. The Water Commission has not set a timeframe for setting an interim instream flow standard.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend interim instream flow standards for four streams in West Maui. The West Maui irrigation system provides approximately one-tenth of the irrigation water used by HC&S. The Water Commission’s deliberations regarding the appropriateness of amending the current interim instream flow standards for the West Maui streams are currently ongoing, and the Company continues to object to the petition. The Water Commission’s amending of such interim instream flow standards could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations. A decision by the Water Commission is not expected until the second half of 2008.

In June 2006, Matson’s Long Beach terminal operator, SSAT (Long Beach) LLC, completed negotiations of an amendment to its Preferential Assignment Agreement with the City of Long Beach that includes changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the amendment, in order for Matson to continue to call at the premises (as defined in the amendment), Matson is required to install equipment on certain of its vessels to allow them to accept a shore-based electrical power source instead of using the vessel’s diesel generators while in port (“cold ironing”), use low sulfur fuel, limit usage of the terminal by its steamships and take other actions designed to reduce emissions. The amendment also requires that the Port of Long Beach incur significant capital expenditures to provide shore-side power, the timing and amount of which is not certain. Alternatively, Matson may use a combination of alternative technologies to achieve 90 percent of the emissions reduction provided by cold ironing. While Matson continues to investigate and evaluate alternative technologies, it is not clear at this point whether the alternative technologies available to Matson will allow for the achievement of the 90 percent threshold. The modifications to Matson’s vessels to meet emission standards generally must be completed by the end of 2012. The estimated costs of the modifications are projected to be between $500,000 and $1 million per ship for the eight vessels that will call at the port and an additional $2 million for transformers necessary to step down the power that will be made available at the dock. The costs of the modifications have not been reflected as a loss or accrued as a liability because the expenditures for the modifications, while they are likely to be made in the future, have not been incurred and would result in the creation of capital assets that would provide future economic benefits.

On November 16, 2006, the Shipbuilders Council of America, Inc. (“Shipbuilders Council”) and Pasha Hawaii Transport Lines LLC (“Pasha”) filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia. The complaint sought review of a ruling by the National Vessel Documentation Center that work to be performed on the Company’s three C-9 class vessels in foreign and U.S. shipyards would not result in loss of coastwise trading privileges of the vessels. On April 6, 2007, the Court dismissed the complaint because the preliminary ruling challenged in the complaint was not a final agency action and, therefore, was not ripe for judicial review. On October 23, 2007, the Coast Guard issued a final ruling that C-9 vessel MV Mokihana had not been rebuilt abroad and issued a certificate of documentation with coastwise endorsement for the vessel. On December 10, 2007, the Shipbuilders Council and Pasha filed another complaint against the same government entities, seeking review of the issuance of the certificate of documentation with a coastwise endorsement. Matson is not named as a defendant, but has intervened in the action. In a separate but related matter, the same plaintiffs asked the U.S. Department of Transportation Maritime Administration (“Marad”) to investigate the continued eligibility of nine of Matson's vessels, including the three C-9 vessels, to participate in the Capital Construction Fund (“CCF”) and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards. On November 7, 2007, Marad sought public comment on what standards it should apply when making determinations of foreign reconstruction of U.S.-built vessels that participate in the Capital Construction Fund and foreign rebuilding of U.S.-built vessels that participate in the cargo preference program. Matson believes that it has conducted its activities in compliance with the law, long-standing precedents, policies and regulations of the Coast Guard and Marad.

However, if the Company is not permitted to operate its vessels in coastwise trade or unable to participate in the CCF and cargo preference program, it may have a material adverse effect on the Company’s ocean transportation operations.

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

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the foregoing, the Company has five segments that operate in three industries: Transportation, Real Estate and Agribusiness.

The Transportation Industry consists of two segments. Ocean Transportation carries freight between various U.S. Pacific Coast, major Hawaii ports, Guam, China and other Pacific ports and provides terminal, stevedoring and container equipment management services in Hawaii. Logistics Services arranges domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited freight services, and warehousing and distribution services.

The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment generates its revenues through the development and sale of land, commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties, as well as leases vacant land and improved lands to third parties. When property that was previously leased is sold, the revenue and operating profit are included with the Real Estate Sales segment.

Agribusiness, which consists of one segment, grows sugar cane and coffee; produces bulk raw sugar, specialty food-grade sugars, molasses and green coffee; markets and distributes roasted coffee and green coffee; provides sugar, petroleum and molasses hauling, general trucking services, mobile equipment maintenance and repair services, and self-service storage; and generates and sells, to the extent not used in the Company’s operations, electricity.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.

            Industry segment information for each of the three years ended December 31, 2007 is summarized below (in millions):

For the Year	2007	2006	2005
Revenue:
Transportation:
Ocean transportation	$1,006.9	$945.8	$878.3
Logistics services	433.5	444.2	431.6
Real Estate:
Leasing	108.5	100.6	89.7
Sales	117.8	97.3	148.9
Less amounts reported in discontinued operations[1]	(100.6)	(101.2)	(66.6)
Agribusiness	123.7	127.4	123.2
Reconciling Items [2]	(9.2)	(14.2)	(8.4)
Total revenue	$1,680.6	$1,599.9	$1,596.7
Operating Profit:
Transportation:
Ocean transportation	$126.5	$105.6	$128.0
Logistics services	21.8	20.8	14.4
Real Estate:
Leasing	51.6	50.3	43.7
Sales	74.4	49.7	44.1
Less amounts reported in discontinued operations[1]	(54.4)	(46.7)	(22.2)
Agribusiness	0.2	6.9	11.2
Total operating profit	220.1	186.6	219.2
Write-down of long-lived assets[3]	--	--	(2.3)
Interest expense, net[4]	(18.8)	(15.0)	(13.3)
General corporate expenses	(27.3)	(22.3)	(24.1)
Income from continuing operations before income taxes	$174.0	$149.3	$179.5
Identifiable Assets:
Ocean transportation	$1,215.0	$1,185.3	$1,113.0
Logistics services	58.6	56.4	70.3
Real estate leasing	595.4	525.5	478.6
Real estate sales	408.9	295.0	227.3
Agribusiness	174.6	168.7	159.0
Other	26.6	20.3	22.7
Total assets	$2,479.1	$2,251.2	$2,070.9
Capital Additions:
Ocean transportation	$65.8	$217.1	$173.9
Logistics services[5]	2.0	1.7	1.3
Real estate leasing[6]	124.5	93.0	78.8
Real estate sales[7]	0.3	1.3	0.2
Agribusiness	20.5	15.0	13.0
Other	0.3	1.5	1.4
Total capital additions	$213.4	$329.6	$268.6
Depreciation and Amortization:
Ocean transportation	$63.2	$58.1	$59.5
Logistics services	1.5	1.5	1.4
Real estate leasing[1]	15.7	14.1	12.4
Real estate sales	0.2	0.1	0.1
Agribusiness	10.7	10.1	9.4
Other	1.3	0.9	0.5
Total depreciation and amortization	$92.6	$84.8	$83.3

[1]	Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 2 for additional information.

[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

[3]	The 2005 write-down was for an “other than temporary” impairment in the Company’s investment in C&H. The Company’s investment in C&H was sold on August 9, 2005 at the then approximate carrying value.

[4]	Includes Ocean Transportation interest expense of $13.9 million for 2007, $13.3 million for 2006, and $9.6 million for 2005. Substantially all other interest expense was at the parent company.

[5]

Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

[6]	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[7]

Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $110 million, $69 million, and $34 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

14.   QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2007 are listed below (in millions, except per-share amounts):

	2007
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$231.6	$253.1	$259.9	$262.3
Logistics services	102.9	112.4	110.4	107.8
Real Estate:
Leasing	28.8	26.4	26.3	27.0
Sales	6.5	0.4	78.5	32.4
Less amounts reported in discontinued operations [1]	(1.9)	(2.0)	(75.4)	(21.3)
Agribusiness	17.2	38.5	37.3	30.7
Reconciling Items [2]	(2.0)	(1.8)	(2.4)	(3.0)
Total revenue	$383.1	$427.0	$434.6	$435.9
Operating Profit (Loss):
Transportation:
Ocean transportation	$18.8	$39.1	$38.5	$30.1
Logistics services	5.6	5.5	6.0	4.7
Real Estate:
Leasing	15.0	12.3	12.2	12.1
Sales	8.8	4.5	37.9	23.2
Less amounts reported in discontinued operations[1]	(1.2)	(1.4)	(36.1)	(15.7)
Agribusiness	3.6	0.5	(3.2)	(0.7)
Total operating profit	50.6	60.5	55.3	53.7
Interest Expense	(4.3)	(4.1)	(4.8)	(5.6)
General Corporate Expenses	(6.9)	(6.6)	(6.0)	(7.8)
Income From Continuing Operations before Income Taxes	39.4	49.8	44.5	40.3
Income taxes	(15.4)	(18.6)	(17.9)	(13.6)
Income From Continuing Operations	24.0	31.2	26.6	26.7
Discontinued Operations[1]	0.7	0.8	22.5	9.7
Net Income	$24.7	$32.0	$49.1	$36.4

Earnings Per Share:
Basic	$0.58	$0.75	$1.15	$0.86
Diluted	$0.58	$0.74	$1.14	$0.85

[1]	See Note 2 for discussion of discontinued operations.

[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

                 Segment results by quarter for 2006 are listed below (in millions, except per-share amounts):

	2006
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$219.3	$243.6	$243.2	$239.7
Logistics services	108.4	116.4	113.1	106.3
Real Estate:
Leasing	24.6	24.4	25.5	26.1
Sales	23.8	36.8	5.0	31.7
Less amounts reported in discontinued operations [1]	(26.6)	(39.9)	(4.8)	(29.9)
Agribusiness	15.5	37.8	41.8	32.3
Reconciling Items [2]	(6.1)	(3.3)	(2.7)	(2.1)
Total revenue	$358.9	$415.8	$421.1	$404.1
Operating Profit (Loss):
Transportation:
Ocean transportation	$18.3	$24.4	$34.2	$28.7
Logistics services	4.7	5.3	5.1	5.7
Real Estate:
Leasing	12.1	12.2	12.5	13.5
Sales	27.1	10.9	1.2	10.5
Less amounts reported in discontinued operations[1]	(17.1)	(17.0)	(3.8)	(8.8)
Agribusiness	6.5	3.1	0.6	(3.3)
Total operating profit	51.6	38.9	49.8	46.3
Interest Expense	(3.2)	(3.0)	(4.0)	(4.8)
General Corporate Expenses	(5.2)	(5.1)	(5.0)	(7.0)
Income From Continuing Operations before Income Taxes	43.2	30.8	40.8	34.5
Income taxes	(16.5)	(11.2)	(15.3)	(12.8)
Income From Continuing Operations	26.7	19.6	25.5	21.7
Discontinued Operations[1]	10.7	10.6	2.4	5.3
Net Income	$37.4	$30.2	$27.9	$27.0

Earnings Per Share:
Basic	$0.85	$0.69	$0.66	$0.64
Diluted	$0.84	$0.68	$0.65	$0.63

[1]	See Note 2 for discussion of discontinued operations.

[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

15. PARENT COMPANY CONDENSED FINANCIAL INFORMATION

Set forth below are the unconsolidated condensed financial statements of Alexander & Baldwin, Inc. (“Parent Company”). The significant accounting policies used in preparing these financial statements are substantially the same as those used in the preparation of the consolidated financial statements as described in Note 1, except that, for purposes of the tables presented in this footnote, subsidiaries are carried under the equity method.

The following table presents the Parent Company’s condensed Balance Sheets as of December 31, 2007 and 2006 (in millions):

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$3	$2
Accounts and notes receivable, net	3	20
Prepaid expenses and other	19	14
Total current assets	25	36
Investments:
Subsidiaries consolidated, at equity	1,097	939
Property, at Cost	451	428
Less accumulated depreciation and amortization	212	199
Property -- net	239	229
Due from Subsidiaries	87	68
Other Assets	47	34
Total	$1,495	$1,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32	$18
Accounts payable	5	6
Income taxes payable	10	12
Other	19	22
Total current liabilities	66	58
Long-term Debt	212	141
Other Long-term Liabilities	31	31
Deferred Income Taxes	56	49
Commitments and Contingencies
Shareholders’ Equity:
Capital stock	34	35
Additional capital	200	179
Accumulated other comprehensive loss	(4)	(19)
Retained earnings	911	843
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,130	1,027
Total	$1,495	$1,306

            The following table presents the Parent Company’s condensed Statements of Income for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Revenue:
Agribusiness	$92	$97	$89
Property leasing	28	24	21
Property sales	6	1	3
Interest and other	8	9	14
Total revenue	134	131	127

Costs and Expenses:
Cost of agricultural goods and services	97	96	90
Cost of property sales and leasing services	14	11	10
Selling, general and administrative	28	24	24
Interest and other	12	7	9
Income taxes	(5)	1	(8)
Total costs and expenses	146	139	125

Income (Loss) from Continuing Operations	(12)	(8)	2

Discontinued Operations, net of income taxes	-	10	1

Income Before Equity in Income of Subsidiaries Consolidated	(12)	2	3

Equity in Income from Continuing Operations of Subsidiaries Consolidated	120	104	112

Equity in Income from Discontinued Operations of Subsidiaries Consolidated	34	16	11

Net Income	142	122	126

Other Comprehensive Income (Loss), net of income taxes	15	--	2

Comprehensive Income	$157	$122	$128

           The following table presents the Parent Company’s condensed Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Cash Flows from Operations (including dividends received from subsidiaries)	$17	$65	$89

Cash Flows from Investing Activities:
Capital expenditures	(18)	(35)	(13)
Proceeds from disposal of property and investments	5	22	1
Net cash used by investing activities	(13)	(13)	(12)

Cash Flows from Financing Activities:
Change in intercompany payables/receivables	(15)	(6)	(19)
Proceeds from (repayments of) long-term debt, net	85	58	(24)
Proceeds from issuance of capital stock, including tax benefit	8	5	11
Repurchases of capital stock	(33)	(72)	--
Dividends paid	(48)	(42)	(39)
Net cash used in financing activities	(3)	(57)	(71)

Cash and Cash Equivalents:
Net increase (decrease) for the year	1	(5)	6
Balance, beginning of year	2	7	1
Balance, end of year	$3	$2	$7

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(12)	$(7)	$(7)
Income taxes paid, net of refunds	$(55)	$(49)	$3

Other Non-cash Information:
Depreciation expense	$(15)	$(13)	$(12)
Tax-deferred property sales	$--	$13	$3
Tax-deferred property purchases	$--	$(13)	$(3)

General Information: The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are generally described in Note 13, “Industry Segments.” Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

                 Long-term Debt: At December 31, 2007 and 2006, long-term debt consisted of the following (in millions):

	2007	2006

Revolving Credit loans, 5.28%	$54	$27
Term Loans:
5.53%, payable through 2016	50	50
5.56%, payable through 2016	25	--
5.55%, payable through 2017	50	--
4.10%, payable through 2012	35	35
7.55%, payable through 2009	15	15
7.42%, payable through 2010	9	11
6.20%, payable through 2013	2	3
7.44%, payable through 2007	--	7
7.57%, payable through 2009	4	6
7.43%, payable through 2007	--	5
Total	244	159
Less current portion	32	18
Long-term debt	$212	$141

Long-term Debt Maturities:At December 31, 2007, maturities of all long-term debt during the next five years are $32 million annually in 2008, $18 million in 2009, $16 million in 2010, $55 million in 2011, $17 million in 2012, and $106 million thereafter.

Revolving Credit Facilities: The Company has a revolving senior credit facility with six commercial banks that expires in December 2011. The revolving credit facility provides for a commitment of $225 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate (“LIBOR”) plus 0.225 percent, provided the Company maintains an S&P/Moody’s rating of A-/A3 or better. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders’ equity levels, minimum property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2007, $54 million was outstanding, $2 million in letters of credit had been issued against the facility, and $169 million remained available for borrowing. As of December 31, 2007, $39 million drawn on this facility was classified as non-current because the Company had the ability and intent to refinance the balance on a long-term basis.

Real Estate Secured Term Debt: In June 2005, the Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 24 percent of the Phoenix office building. At December 31, 2007, approximately $2 million of the $11 million was recorded on the parent company’s books, consistent with ownership of the property. The property is jointly and severally owned by three Company entities.

Other Long-term Liabilities: Other Long-term Liabilities at December 31, 2007 and 2006 consisted principally of deferred compensation, executive benefit plans, additional minimum pension liability, and self-insurance liabilities.

16.	RELATED PARTY TRANSACTIONS

Related Party Transactions: Notes 3 and 4 includes additional information about transactions with unconsolidated affiliates, which affiliates are/were also related parties, due to the Company’s minority interest investments.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”) is a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H. Under the terms of a supply contract between HS&TC and C&H, which expires with the 2008 crop, C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The price that the Hawaii sugar growers receive for the sale of raw sugar is the C&H contract price, reduced for the operating, transportation and interest costs incurred by HS&TC, net of revenue generated by HS&TC for charter voyages. Revenue from raw sugar and molasses sold to HS&TC was $53 million, $59 million, and $62 million, during 2007, 2006, and 2005, respectively. At December 31, 2007, 2006 and 2005, the Company had amounts receivable from HS&TC of $15 million, $11 million and $7 million, respectively.

17.	SUBSEQUENT EVENTS

On January 31, 2008, the Board of Directors authorized A&B to repurchase up to 2 million additional shares of its common stock. The new authorization will expire on December 31, 2009.

From January 1, 2008 through February 15, 2008, the Company repurchased 1,124,449 shares of its common stock at an average price of $44.24 per share. The repurchases were made under a October 2006 share authorization that expires December 31, 2008. As of February 15, 2008, 2,203,823 shares remain available for repurchase, including 203,823 shares subject to an authorization that expires December 31, 2008 and 2 million shares subject to an authorization that expires December 31, 2009.

In October 2007, A&B entered into an agreement to purchase a 1.0 million-square-foot industrial facility consisting of two warehouse buildings located on 63 acres in Savannah, Georgia, approximately 12 miles from the Port of Savannah the second largest U.S. container port on the east coast. A&B closed the acquisition of both buildings in February 2008 for approximately $48 million. The property will be treated as a development property until the completion of tenant improvements by A&B and the delivery of the space to one or more tenants.

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

(a) See page 52 for management’s annual report on internal control over financial reporting.

(b) See page 53 for attestation report of the independent registered public accounting firm.

(c) There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.	Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement dated March 13, 2008 (“A&B’s 2008 Proxy Statement”), which section is incorporated herein by reference.

B.	Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2008, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors. For a discussion of compliance with Section 16(a) of the Securities Exchange Act of 1934 by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2008 Proxy Statement, which subsection is incorporated herein by reference. For a discussion of change in control agreements between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2008 Proxy Statement, which subsections are incorporated herein by reference.

James S. Andrasick (64)

President and Chief Executive Officer of Matson, 7/02-present; Executive Vice President of A&B, 4/02-4/04; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; Senior Vice President of A&B, 6/00-4/02; first joined A&B or a subsidiary in 2000.

Christopher J. Benjamin (44)

Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Treasurer of A&B, 5/06-present; Vice President of A&B, 4/03-6/05; Director, Corporate Development & Planning of A&B, 8/01-4/03; first joined A&B or a subsidiary in 2001.

Meredith J. Ching (51)

Senior Vice President (Government & Community Relations) of A&B, 6/07-present; Vice President of A&B, 10/92-6/07; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (55)

Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03; first joined A&B or a subsidiary in 2003.

Matthew J. Cox (46)

Executive Vice President and Chief Operating Officer of Matson, 7/05-present; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; Controller of Matson, 6/01-1/03; first joined A&B or a subsidiary in 2001.

W. Allen Doane (60)

Chairman of the Board of A&B, 4/06-present; President and Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; Chairman of Matson, 7/02-1/04, 4/06-present; Vice Chairman of Matson, 12/98-7/02, 1/04-4/06; first joined A&B or a subsidiary in 1991.

Kevin L. Halloran (45)

Vice President (Corporate Development and Investor Relations) of A&B, 4/07-present; Director, Corporate Finance and Investor Relations, 10/06-4/07; Business Development Consultant, ADXPO, 1/06-10/06; External Consultant, Hawaii Biotech and Cardax Pharmaceuticals, 1/05-10/06; Co-Founder and Vice President, Media

Venture Partners, Inc., 1/90-12/04; Co-Founder and Publisher, Venture Magazine, 1/01-12/04; first joined A&B or a subsidiary in 2006.

G. Stephen Holaday (63)

President, Agribusiness, 7/05-present; Plantation General Manager, Hawaiian Commercial & Sugar Company, 1/97-12/07; Vice President of A&B, 12/99-4/04; Senior Vice President of ABHI, 4/89-12/99; Vice President and Controller of A&B, 4/93-1/96; first joined A&B or a subsidiary in 1983.

Paul K. Ito (37)

Vice President of A&B, 4/07-present; Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; Senior Manager, Deloitte & Touche LLP, 5/96-3/05; first joined A&B or a subsidiary in 2005.

Stanley M. Kuriyama (54)

President and Chief Executive Officer, Land Group, 7/05-present; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-present; Vice President (Properties Group) of A&B, 2/99-4/04; Executive Vice President of ABHI, 2/99-12/99; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (42)

Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; Secretary of ABHI, 6/94-12/99; first joined A&B or a subsidiary in 1994.

Son-Jai Paik (35)

Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; Human Resources Director, Cigna International Expatriate Benefits, CIGNA Corporation, 12/01-2/03; first joined A&B or a subsidiary in 2007.

C.	Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2008 Proxy Statement, which section is incorporated herein by reference.

D.	Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2008 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2008 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND  RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2008 Proxy Statement, which section and subsection are incorporated herein by reference. See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2008 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Auditors” in A&B’s 2008 Proxy Statement, which section is incorporated herein by reference.

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

3.a.  Restated Articles of Association of Alexander & Baldwin, Inc., as restated effective May 5, 1986, together with Amendments dated April 28, 1988 and April 26, 1990 (Exhibits 3.a.(iii) and (iv) to A&B’s Form 10-Q for the quarter ended March 31, 1990).

3.b.  Revised Bylaws of Alexander & Baldwin, Inc. (as amended through January 25, 2007) (Exhibit 3.b. to A&B’s Form 10-K for the year ended December 31, 2006).

4.	Instruments defining rights of security holders, including indentures.

4.a.  Equity.

4.a.  Rights Agreement, dated as of June 25, 1998 between Alexander & Baldwin, Inc. and ChaseMellon Shareholder Services, L.L.C. and Press Release of Alexander & Baldwin, Inc. (Exhibits 4 and 99 to A&B’s Form 8-K dated June 25, 1998).

4.b.  Debt.

4.b. (i)  $400,000,000 Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated April 20, 2006).

(ii)  Amendment, dated April 9, 2007, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 4.b.(ii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

10.	Material contracts.

10.a. (i)  Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xiii) to A&B’s Form 8-K dated June 4, 1993).

(ii)  Amendment dated as of May 20, 1994 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xviv) to A&B’s Form 10-Q for the quarter ended June 30, 1994).

(iii)  Amendment dated as of June 30, 1995 to the Note Agreement, among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xxvii) to A&B’s Form 10-Q for the quarter ended June 30, 1995).

(iv)  Amendment dated as of November 29, 1995 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(xvii) to A&B’s Form 10-K for the year ended December 31, 1995).

(v)  Amendment dated as of January 16, 2007 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993 (Exhibit 10.a.(v) to A&B’s Form 10-K for the year ended December 31, 2006).

(vi)  Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxxiii) to A&B’s Form 10-Q for the quarter ended September 30, 1996).

(vii)  First Amendment, dated as of February 5, 1999, to the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xxii) to A&B’s Form 10-K for the year ended December 31, 1998).

(viii)  Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001 (Exhibit 10.a.(xlvii) to A&B’s Form 10-Q for the quarter ended June 30, 2001).

(ix)  Amendment, dated as of April 25, 2001, to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993, and the Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996 (Exhibit 10.a.(xlviii) to A&B’s Form 10-Q for the quarter ended June 30, 2001).

(x)  Amendment, dated April 9, 2007, to (i) Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993; (ii) Private Shelf Agreement between Alexander & Baldwin, Inc., A&B-Hawaii, Inc., and Prudential Insurance Company of America, dated as of August 2, 1996; and (iii) Private Shelf Agreement between Alexander & Baldwin, Inc. and Prudential Insurance Company of America, dated as of April 25, 2001 (Exhibit 10.a.(xxv) to A&B Form 10-Q for the quarter ended June 30, 2007).

(xi)  Credit Agreement, dated December 28, 2006, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.1 to A&B’s Form 8-K dated December 28, 2006).

(xii)  Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.1 to A&B’s Form 8-K dated May 19, 2005).

(xiii)  Amendment, dated December 19, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company.

(xiv)  First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (Exhibit 10.2 to A&B’s Form 8-K dated May 19, 2005).

(xv)  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B’s Form 10-Q for the quarter ended September 30, 2004).

(xvi)  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxx) to A&B’s Form 10-Q for the quarter ended September 30, 2007).

(xvii)  Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated June 28, 2005).

(xviii)  Amendment No. 1, dated November 30, 2007, to Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005.

(xix)  Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.2 to A&B’s Form 8-K dated December 28, 2006).

(xx)  First Amendment, dated November 20, 2007, to Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii.

(xxi)  Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxii)  Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxiii)  Borrower’s Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxiv)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated June 14, 2006).

(xxv)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated June 14, 2006).

(xxvi)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of

America, dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated September 5, 2006).

(xxvii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated September 5, 2006).

(xxviii)  Floating Continuing Guarantee, dated July 29, 2005, among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions (Exhibit 10.a.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxix)  Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation (without exhibits or schedules) (Exhibit 10.a.1.(xxxvi) to A&B’s Form 8-K dated December 24, 1998).

(xxx)  Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (without exhibits) (Exhibit 10.a.1.(xxxvii) to A&B’s Form 8-K dated December 24, 1998).

(xxxi)  Pro forma financial information relative to the Amended and Restated Asset Purchase Agreement, dated as of December 24, 1998, by and among California and Hawaiian Sugar Company, Inc., A&B-Hawaii, Inc., McBryde Sugar Company, Limited and Sugar Acquisition Corporation, and the Amended and Restated Stock Sale Agreement, dated as of December 24, 1998, by and between California and Hawaiian Sugar Company, Inc. and Citicorp Venture Capital, Ltd. (Exhibit 10.a.1.(xxxviii) to A&B’s Form 8-K dated December 24, 1998).

(xxxii)  Vessel Construction Contract between Matson Navigation Company, Inc. and Kvaerner Philadelphia Shipyard Inc., dated May 29, 2002 (Exhibit 10.a.(xxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2002).

(xxxiii)  Vessel Purchase and Sale Agreement between Matson Navigation Company, Inc. and Kvaerner Shipholding, Inc., dated May 29, 2002 (Exhibit 10.a.(xxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2002).

(xxxiv)  Waiver of Cancellation Provisions Vessel Construction Contracts among Matson Navigation Company, Inc., Kvaerner Philadelphia Shipyard Inc. and Kvaerner Shipholding Inc., dated December 30, 2002 (Exhibit 10.a.(xxx) to A&B’s Form 10-K for the year ended December 31, 2002).

(xxxv)  Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(xxxvi)  Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull 003) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xl) to A&B’s Form 10-K for the year ended December 31, 2004).

(xxxvii)  Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull 003) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(l) to A&B’s Form 10-K for the year ended December 31, 2005).

(xxxviii)  Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xli) to A&B’s Form 10-K for the year ended December 31, 2004).

(xxxix)  Amendment No. 1 dated February 18, 2005, to Shipbuilding Contract (Hull BN460) between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xlii) to A&B’s Form 10-K for the year ended December 31, 2004).

(xl)  Amendment No. 2 dated October 28, 2005, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(liii) to A&B’s Form 10-K for the year ended December 31, 2005).

(xli)  Amendment No. 3 dated July 7, 2006, to Shipbuilding Contract (Hull BN460) between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(lv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlii)  Right of First Refusal Agreement between Kvaerner Philadelphia Shipyard Inc. and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(xliii) to A&B’s Form 10-K for the year ended December 31, 2004).

(xliii)  Amendment No. 1 dated October 28, 2005, to Right of First Refusal Agreement between Aker Philadelphia Shipyard, Inc. (formerly Kvaerner Philadelphia Shipyard Inc.) and Matson Navigation Company, Inc., dated February 14, 2005 (Exhibit 10.a.(lv) to A&B’s Form 10-K for the year ended December 31, 2005).

*10.b.1. (i) Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan (Exhibit 10.c.1.(ix) to A&B’s Form 10-K for the year ended December 31, 1988).

(ii)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, dated July 2, 1992 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 1992).

(iii)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, dated January 27, 1994 (Exhibit 10.b.1.(iv) to A&B’s Form 10-Q for the quarter ended March 31, 1994).

(iv)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, dated October 27, 1994 (Exhibit 10.b.1.(ix) to A&B’s Form 10-K for the year ended December 31, 1994).

(v)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, dated October 25, 2000 (Exhibit 10.b.1.(v) to A&B’s Form 10-K for the year ended December 31, 2000).

(vi)  Amendment No. 5 to the Alexander & Baldwin, Inc. 1989 Stock Option/Stock Incentive Plan, dated October 26, 2006 (Exhibit 10.b.1.(vi) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(vii)  Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan (Exhibit 10.c.1.(x) to A&B’s Form 10-K for the year ended December 31, 1988).

(viii)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan, dated February 27, 1992 (Exhibit 10.b.1.(xxiv) to A&B’s Form 10-K for the year ended December 31, 1991).

(ix)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan, dated July 2, 1992 (Exhibit 10.b.1.(xxvii) to A&B’s Form 10-Q for the quarter ended June 30, 1992).

(x)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan, dated October 25, 2000 (Exhibit 10.b.1.(ix) to A&B’s Form 10-K for the year ended December 31, 2000).

_________________________

*All  exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

(xi)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1989 Non-Employee Director Stock Option Plan, dated October 26, 2006 (Exhibit 10.b.1(xi) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(xii)  Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended March 31, 1998).

(xiii)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated October 25, 2000 (Exhibit 10.b.1.(xi) to A&B’s Form 10-K for the year ended December 31, 2000).

(xiv)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated January 24, 2002 (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2002).

(xv)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated February 24, 2005 (Exhibit 10.b.1.(xiii) to A&B’s Form 10-Q for the quarter ended March 31, 2005).

(xvi)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated June 22, 2006 (Exhibit 10.b.1.(xiv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xvii)  Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated October 26, 2006 (Exhibit 10.b.1.(xvii) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(xviii)  Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xix)  Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xix) to A&B’s Form 10-K for the year ended December 31, 2006).

(xx)  Form of Non-Qualified Stock Option Agreement and Addendum pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006 and Exhibit 10.b.1.(xx) to A&B’s Form 10-K for the year ended December 31, 2006, respectively).

(xxi)  Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 2006).

(xxii)  Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.1 to A&B’s Form 8-K dated January 27, 2006).

(xxiii)  Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxiii) to A&B’s Form 10-K for the year ended December 31, 2006).

(xxiv)  Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B’s Form 10-Q for the quarter ended March 31, 1998).

(xxv)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000 (Exhibit 10.b.1.(xiii) to A&B’s Form 10-K for the year ended December 31, 2000).

(xxvi)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(xxvii)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2004).

(xxviii)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 26, 2006 (Exhibit 10.b.1(xxv) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(xxix)  Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(xxx)  Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B’s Form 10-K for the year ended December 31, 1999).

(xxxi)  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxi) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

(xxxii)  Amendment No. 1 to the Alexander & Baldwin, Inc. -2007 Incentive Compensation Plan, dated June 28, 2007 (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxiii)  Amendment No. 2 to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, dated December 13, 2007.

(xxxiv)  Form of Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

(xxxv)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxvi)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxvii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxviii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxix)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xl)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xli)  Addendum to Stock Option Agreements, Performance-Based Restricted Stock Unit Award Agreement, and Time-Based Restricted Stock Unit Award Agreement.

(xlii)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxiv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xliii)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective January 1, 2008.

(xliv)  A&B Excess Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlv)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlvi)  A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlvii)  Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-K for the year ended December 31, 1994).

(xlviii)  Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended September 30, 1998).

(xlix)  Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-K for the year ended December 31, 2000).

(l)  Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(li)  Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated February 23, 2005).

(lii)  Form of Agreement entered into with certain executive officers (Exhibit 10.2 to A&B’s Form 8-K dated January 27, 2006).

(liii)  Revised schedule identifying executive officers who have entered into Form of Agreement referenced in 10.b.1.(lii).

(liv)  Alexander & Baldwin, Inc. Executive Severance Plan, effective January 1, 2006 (Exhibit 10.3 to A&B’s Form 8-K dated December 7, 2005).

(lv)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 1992).

(lvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2001).

(lvii)  Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(lviii)  Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit 10.2 to A&B’s Form 8-K dated December 7, 2005).

(lix)  Amendment No. 4 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated October 24, 2007.

(lx)  Amendment No. 5 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2007.

(lxi)  Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxii)  Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated December 7, 2005).

(lxiii)  Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lxiv)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B’s Form 10-Q for the quarter ended June 30, 1988).

(lxv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B’s Form 10-K for the year ended December 31, 1997).

(lxvi)  Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(lxvii)  Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxviii)  Amendment No. 4 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 13, 2007.

21.	Subsidiaries.
21.	Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2008.
23.	Consent of Deloitte & Touche LLP dated February 28, 2008.
31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 28, 2008	By: /s/ W. Allen Doane
W. Allen Doane, Chairman of the Board, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Allen Doane	Chairman of the Board,	February 28, 2008
W. Allen Doane	President and Chief
Executive Officer and
Director

/s/ Christopher J Benjamin	Senior Vice President,	February 28, 2008
Christopher J. Benjamin	Chief Financial Officer
and Treasurer

/s/ Paul K. Ito	Vice President, Controller	February 28, 2008
Paul K. Ito	and Assistant Treasurer

/s/ W. Blake Baird	Director	February 28, 2008

W. Blake Baird

/s/ Michael J. Chun	Director	February 28, 2008

Michael J. Chun

/s/ Walter A. Dods, Jr.	Director	February 28, 2008

Walter A. Dods, Jr.

/s/ Charles G. King	Director	February 28, 2008

Charles G. King

/s/ Constance H. Lau	Director	February 28, 2008

Constance H. Lau

/s/ Douglas M. Pasquale	Director	February 28, 2008

Douglas M. Pasquale

/s/ Maryanna G. Shaw	Director	February 28, 2008

Maryanna G. Shaw

/s/ Jeffrey N. Watanabe	Director	February 28, 2008

Jeffrey N. Watanabe

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our report dated February 28, 2008, relating to the financial statements of Alexander & Baldwin, Inc. and subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the changes in accounting for uncertain tax positions, pension and postretirement benefits and share-based payments), and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2007.

/s/ Deloitte & Touche LLP

February 28, 2008