Form 10-Q
period 2008-03-31
ALEXANDER & BALDWIN INC
filed 2008-05-02
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of March 31, 2008:	41,302,543

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per-share amounts)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Operating revenue	$582.1	$383.1

Costs and Expenses:
Costs of goods sold, services and rentals	484.4	307.2
Selling, general and administrative	39.6	37.6
Operating costs and expenses	524.0	344.8

Operating Income	58.1	38.3
Other Income and (Expense):
Gain on insurance settlement	7.7	--
Equity in income of real estate affiliates	8.2	4.4
Interest income	0.4	1.0
Interest expense	(6.1)	(4.3)
Income Before Taxes	68.3	39.4
Income taxes	26.6	15.4
Income From Continuing Operations	41.7	24.0
Income From Discontinued Operations (net of income taxes)	0.4	0.7

Net Income	$42.1	$24.7

Basic Earnings Per Share:
Continuing operations	$1.01	$0.56
Discontinued operations	0.01	0.02
Net income	$1.02	$0.58

Diluted Earnings Per Share:
Continuing operations	$1.00	$0.56
Discontinued operations	0.01	0.02
Net income	$1.01	$0.58

Weighted Average Number of Basic Shares Outstanding	41.4	42.5
Weighted Average Number of Diluted Shares Outstanding	41.7	42.9

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Industry Segment Data, Net Income

(In millions)

	Three Months Ended
	March 31,
	2008	2007
Revenue:
Transportation:
Ocean transportation	$243.0	$231.6
Logistics services	102.6	102.9
Real Estate:
Leasing	28.8	28.8
Sales	187.4	6.5
Less amounts reported in discontinued operations	(0.7)	(1.9)
Agribusiness	22.5	17.2
Reconciling Items	(1.5)	(2.0)
Total revenue	$582.1	$383.1

Operating Profit, Net Income:
Transportation:
Ocean transportation	$15.9	$18.8
Logistics services	4.7	5.6
Real Estate:
Leasing	13.9	15.0
Sales	41.4	8.8
Less amounts reported in discontinued operations	(0.6)	(1.2)
Agribusiness	4.8	3.6
Total operating profit	80.1	50.6
Interest Expense	(6.1)	(4.3)
General Corporate Expenses	(5.7)	(6.9)
Income From Continuing Operations Before
Income Taxes	68.3	39.4
Income Taxes	26.6	15.4
Income From Continuing Operations	41.7	24.0
Income From Discontinued Operations (net of income taxes)	0.4	0.7
Net Income	$42.1	$24.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions)

	March 31,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$95	$17
Accounts and notes receivable, net	180	185
Inventories	38	21
Real estate held for sale	32	150
Deferred income taxes	11	11
Prepaid expenses and other assets	34	37
Total current assets	390	421
Investments	181	184
Real Estate Developments	80	99
Property, at cost	2,686	2,634
Less accumulated depreciation and amortization	1,068	1,052
Property – net	1,618	1,582
Pension Assets	81	80
Other Assets	108	113
Total	$2,458	$2,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$141	$57
Accounts payable	134	156
Other	98	109
Total current liabilities	373	322
Long-term Liabilities:
Long-term debt	401	452
Deferred income taxes	466	468
Liability for employee benefit plans	50	50
Other	56	57
Total long-term liabilities	973	1,027
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	195	200
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	898	911
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,112	1,130
Total	$2,458	$2,479

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)

	Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities	$160	$26

Cash Flows from Investing Activities:
Capital expenditures	(55)	(14)
Proceeds from disposal of property and other assets	1	6
Proceeds from insurance settlement related to 2005 casualty loss	8	--
Deposits into Capital Construction Fund	(6)	(10)
Withdrawals from Capital Construction Fund	5	8
Increase in investments	(11)	(4)
Reduction in investments	4	--
Net cash used in investing activities	(54)	(14)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	110	50
Payments of long-term debt	(62)	(49)
Payments of short-term debt	(15)	--
Proceeds from issuances of capital stock, including
excess tax benefit	1	2
Repurchase of capital stock	(50)	--
Dividends paid	(12)	(11)
Net cash used in financing activities	(28)	(8)

Net Increase in Cash and Cash Equivalents	$78	$4

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(7)	$(4)
Income taxes refunded	$--	$12

Other Non-cash Information:
Depreciation and amortization expense	$25	$23
Tax-deferred property sales	$1	$--
Tax-deferred property purchases	$(5)	$(12)

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)

The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

(2)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. As of March 31, 2008, there were no material financial assets or liabilities recognized or measured at fair value on a recurring basis.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s consolidated balance sheet at March 31, 2008, other than operating lease obligations, included the following (in millions):

Guarantee of HS&TC debt	(a)	$--
Standby letters of credit	(b)	$17
Performance and customs bonds	(c)	$25
Benefit plan withdrawal obligations	(d)	$58

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)

The Company is contingently liable for up to $21.5 million based on a portion of amounts outstanding under a $30 million Hawaiian Sugar & Transportation Cooperative (“HS&TC”) revolving credit line. This guarantee was issued before December 31, 2002 and, therefore, is not subject to the scope of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” No amounts were borrowed under HS&TC’s facility at the end of the first quarter 2008.

(b)

Consists of letters of credit, totaling approximately $17 million, which enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. This balance also includes approximately $2 million of letters of credit related to certain of the Company’s real estate projects.

(c)

Consists of approximately $13 million related to real estate construction projects in Hawaii, approximately $11 million in U.S. customs bonds, and approximately $1 million related to transportation and other matters.

(d)

Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $58 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of, any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety or lender. To date, none of these indemnities have been called upon. The Company accounts for these indemnities in accordance with FIN 45. The fair values of the liabilities recorded by the Company in connection with the indemnities were not material.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, none of these guarantees have been called upon. The Company accounts for these completion guarantees in accordance with FIN 45. The fair values of the liabilities recorded by the Company in connection with the completion guarantees were not material.

Litigation: The Company and certain subsidiaries are parties to various legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

(4)	Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2008	2007
Denominator for basic EPS - weighted average shares	41.4	42.5
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.3	0.4
Denominator for diluted EPS - weighted average shares	41.7	42.9

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options, non-vested common stock, and restricted stock units.

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.8 million and 0.2 million shares of common stock during the three months ended March 31, 2008 and 2007, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)	Share-Based Compensation: The Company’s various stock option plans are more fully described in its most recent Form 10-K and in other filings with the Securities and Exchange Commission.

On January 30, 2008, the Company granted non-qualified stock options to purchase 479,840 shares of the Company’s common stock. The grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $7.85 using the following weighted average assumptions: volatility of 19.8%, risk-free interest rate of 3.1%, dividend yield of 2.6%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first quarter of 2008 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Employee Plans		Directors’ Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, December 31, 2007	3	1,353	13	245	9	1,623	$ 37.62
Granted	480	--	--	--	--	480	$ 45.38
Exercised	--	--	(13)	--	(3)	(16)	$ 28.24
Forfeited and expired	--	(2)	--	--	--	(2)	$ 49.44
Outstanding, March 31, 2008	483	1,351	--	245	6	2,085	$ 39.46	6.8	$11,841

Exercisable March 31, 2008	--	1,112	--	183	6	1,301	$ 35.17	5.3	$11,786

The following table summarizes non-vested common stock and restricted stock unit activity through March 31, 2008 (in thousands, except weighted-average grant-date fair value amounts):

	Predecessor
	Plans		2007
	Non-Vested	Weighted	Plan	Weighted
	Common	Average	Restricted	Average
	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Units	Fair Value

Outstanding December 31, 2007	371	$ 47.74	18	$ 54.20
Granted	--	$ --	167	$ 45.38
Vested	(273)	$ 47.36	--	$ --
Canceled	(2)	$ 46.62	--	$ --
Outstanding March 31, 2008	96	$ 47.45	185	$ 46.24

A portion of the above awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after one year, provided certain performance targets are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2008	2007
Share-based expense (net of estimated forfeitures):
Stock options	$0.8	$0.8
Non-vested stock/Restricted stock units	2.4	2.1
Total share-based expense	3.2	2.9
Total recognized tax benefit	(0.8)	(0.7)
Share-based expense (net of tax)	$2.4	$2.2

(6)

Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain income-producing properties that are “held for sale,” based on the likelihood and intention of selling the property within 12 months, are also presented as discontinued operations. Depreciation on these assets is discontinued upon reclassification. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

Discontinued operations for the first quarters of 2008 and 2007 were as follows (in millions):

	Quarter Ended
	March 31,
	2008	2007
Discontinued Operations (net of tax)
Sales of Assets	$0.4	$--
Leasing Operations	--	0.7
Total	$0.4	$0.7

Leasing operations for the first quarter of 2007 has been restated to reflect properties that were classified as discontinued operations subsequent to March 31, 2007.

(7)	Other Comprehensive Income for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Quarter Ended
	March 31,
	2008	2007
Net Income	$42.1	$24.7
Company’s share of investee’s minimum pension
liability adjustment	--	0.1
Amortization of unrealized pension asset gain/loss	--	0.3
Change in valuation of derivative	--	0.1
Comprehensive Income	$42.1	$25.2

(8)

Pension and Post-retirement Plans: The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2008 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost for the first quarters of 2008 and 2007 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007

Service Cost	$2.0	$1.9	$0.2	$0.4
Interest Cost	4.6	4.3	0.7	1.0
Expected Return on Plan Assets	(7.9)	(6.7)	--	--
Amortization of Prior Service Cost	0.1	0.1	--	--
Amortization of Net (Gain) Loss	--	0.2	(0.3)	(0.1)
Net Periodic Benefit Cost (Income)	$(1.2)	$(0.2)	$0.6	$1.3

The total year 2008 net periodic pension income is expected to be approximately $4.6 million. No contributions to the Company’s pension plans are expected to be required during 2008.

(9)

Insurance Settlement: In the first quarter of 2008, the Company recognized $7.7 million as a gain on insurance settlement upon receipt of a final payment for a casualty loss resulting from a 2005 fire which destroyed approximately half of the 100,000-square-foot Kahului Shopping Center (“Center”) on Maui. Additionally, in the first quarter of 2008, the Company recognized $1.4 million in real estate leasing revenue due to proceeds received under business interruption insurance coverage for the same fire.

Since the date of the fire that occurred in 2005, the Company has made progress on redeveloping the Center and adjacent space. The combined 19-acre area, designated Kahului Town Center, is expected to consist of 440 residential condominium units and 240,000 square feet of retail/office space. Permit approvals for Phase I (86,000 square feet of commercial space) are expected in 2008.

(10)	Subsequent Events

In April 2004, A&B filed a zoning change application with the County of Maui for the re-zoning of 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to “Light Industrial.” A bill approving the application was passed by the Maui County Council in April 2008, and has been forwarded to the Mayor for her approval.

On April 17, 2008, Matson Global Distribution Services (“MGDS”) announced a multi-year contract with a worldwide leader in children’s and family leisure time entertainment products and services to provide logistics, warehousing, and distribution services at the Company’s Savannah Logistics Center.

On April 21, 2008, Matson was served with a grand jury subpoena from the U. S. District Court for the Middle District of Florida for documents relating to water carriage in connection with the Department of Justice's investigation into the pricing practices of carriers operating in the domestic trades. Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes pricing practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades. Matson does not operate vessels in the Puerto Rico and Alaska trades. It does operate vessels in the Hawaii and Guam trades. Matson will cooperate fully with the Department of Justice. The Company is unable to estimate, at this time, the financial impact, if any, from this investigation.

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2007 Annual Report on Form 10-K and in Part II, Item 1A under the caption of “Risk Factors” in this Form 10-Q. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2008 compared with 2007

Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Operating Revenue	$582.1	$383.1	52%
Operating Costs and Expenses	524.0	344.8	52%
Operating Income	58.1	38.3	52%
Other Income and (Expense)	10.2	1.1	9	x
Income Before Taxes	68.3	39.4	73%
Income Taxes	(26.6)	(15.4)	73%
Discontinued Operations (net of income taxes)	0.4	0.7	-43%
Net Income	$42.1	$24.7	70%

Basic Earnings per Share	$1.02	$0.58	76%
Diluted Earnings per Share	$1.01	$0.58	74%

Consolidated operating revenue for the first quarter of 2008 increased $199.0 million, or 52 percent, compared to the first quarter of 2007. This increase was principally due to $180.2 million in higher revenue from real estate sales (excluding revenue from a property sale classified as discontinued operations) principally as a result of sales of 300 units at the Company’s Keola La’i condominium project, $11.4 million higher revenue for Ocean Transportation, and $5.3 million in higher revenue for Agribusiness, partially offset by $1.9 million in lower revenue from Real Estate Leasing (excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first quarter of 2008 increased $179.2 million, or 52 percent, compared to the first quarter of 2007. This increase was due principally to $160.8 million of higher costs for the Real Estate Sales segment, primarily reflecting the cost of sales of units at the Company’s Keola La’i condominium project, $12.2 million increase in cost primarily related to fuel for the Ocean Transportation segment, $4.1 million of higher bulk raw sugar and power costs for the Agribusiness segment, and $2.0 million higher general and administrative costs, principally related to professional fees. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) increased $9.1 million, primarily due to a final insurance payout of $7.7 million related to a 2005 fire at Kahului Shopping Center, $3.8 million of higher joint venture earnings in the first quarter of 2008 principally as a result of sales at the Company’s Kai Malu and Centre Pointe joint ventures, partially offset by $1.8 million in higher interest expense resulting from higher average debt balances.

Income taxes increased by $11.2 million, principally due to higher income. The effective tax rate for the first quarter of 2008 was comparable to the first quarter of 2007.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2008 compared with 2007

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Revenue	$243.0	$231.6	5%
Operating profit	$15.9	$18.8	-15%
Operating profit margin	6.5%	8.1%
Volume (Units)
Hawaii containers	37,900	40,700	-7%
Hawaii automobiles	25,600	22,900	12%
China containers	11,700	11,700	--%
Guam containers	3,400	3,400	--%

Ocean Transportation revenue increased 5 percent, or $11.4 million, to $243.0 million in the first quarter of 2008 compared with the first quarter of 2007. The revenue increase was due principally to $21.8 million in higher fuel surcharges and favorable yields and cargo mix, partially offset by a decrease in revenue due to reduced Hawaii container volumes. Total Hawaii container volume in the first quarter of 2008 relative to the first quarter of 2007 was impacted by reduced shipments in the lower-margin building materials segment, the shutdown of canned pineapple operations in Hawaii that impacted eastbound cargo, and more generally, to a moderation in the rate of growth of the Hawaii economy. Matson’s automobile volume for the quarter was 12 percent higher than the first quarter last year, due principally to the timing of automobile rental fleet replacement activity.

Ocean Transportation’s operating profit decreased 15 percent, or $2.9 million, to $15.9 million in the first quarter of 2008 compared with the first quarter of 2007. This decrease in operating profit was primarily the result of the following operating expense changes, which offset revenue increases. Direct and indirect fuel costs increased $16.0 million and terminal handling costs increased $4.0 million. These increases were partially offset by $3.0 million lower equipment repositioning costs and $1.9 million lower charter costs. Average bunker fuel costs increased 60 percent to $77.58 per barrel in the first quarter of 2008 compared with $48.36 per barrel in the first quarter of 2007.

Logistics Services – First quarter of 2008 compared with 2007

	Quarter Ended Mach 31,
(dollars in millions)	2008	2007	Change
Intermodal revenue	$65.0	$65.7	-1%
Highway revenue	37.6	37.2	1%
Total Revenue	$102.6	$102.9	--%
Operating profit	$4.7	$5.6	-16%
Operating profit margin	4.6%	5.4%

Logistics services revenue decreased $0.3 million to $102.6 million in the first quarter of 2008 compared with the first quarter of 2007. This decrease principally reflected a 7 percent decline in total Intermodal and Highway volumes that was largely offset by higher rates.

Logistics services operating profit decreased 16 percent, or $0.9 million, to $4.7 million in the first quarter of 2008 compared with the first quarter of 2007. The operating profit margin decrease was principally due to higher general and administrative expenses and lower volumes that were partially offset by higher yields.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s chief operating decision maker evaluates and makes decisions regarding capital allocation for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

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

Real Estate Leasing – First quarter of 2008 compared with 2007

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Revenue	$28.8	$28.8	--%
Operating profit	$13.9	$15.0	-7%
Operating profit margin	48.3%	52.1%
Occupancy Rates:
Mainland*	96%	97%	-1%
Hawaii	98%	98%	--%
Leasable Space (million sq. ft.):
Mainland*	5.2	3.9	33%
Hawaii	1.4	1.5	-7%

* Excludes Savannah Logistics Center (approximately 1.0 million sq. ft.), which had not been placed into service as of March 31, 2008

Real estate leasing revenue for the first quarter of 2008, before subtracting amounts presented as discontinued operations, was unchanged from 2007. Revenue in 2008 included a final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center and $0.6 million in higher revenue attributable to the net increase in leased properties. These increases were offset by $1.7 million of nonrecurring items recorded in 2007 and lower mainland occupancy.

Operating profit for the first quarter of 2008, before subtracting amounts presented as discontinued operations, was 7 percent lower than 2007, primarily due to higher operating expenses, principally higher depreciation. Depreciation expense increased primarily due to the sale of land, ground lease to a retail tenant, in 2007 and the subsequent tax-deferred reinvestment of proceeds in depreciable commercial property. Operating profit also decreased due to lower mainland occupancy.

Leasable space increased by 1.2 million square feet in the first quarter of 2008 compared with the first quarter of 2007, due principally to the acquisition of Heritage Business Park (“Heritage”), a seven-building industrial property in Dallas, Texas, on November 1, 2007. In February 2008, the Company acquired Savannah Logistics Center, an industrial facility in Savannah, Georgia, that contains 1.0 million square feet of warehouse space. The Company plans to construct additional improvements to the facility and, accordingly, had not placed the facility into service as of March 31, 2008.

Real Estate Sales –First quarter of 2008 compared with 2007

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Development sales	$186.5	$--
Unimproved/other property sales	0.9	6.5
Total revenue	$187.4	$6.5	29x
Operating profit before joint ventures	$25.5	$4.4	6x
Gain on insurance settlement	7.7	--	NM
Earnings from joint ventures	8.2	4.4	2x
Total operating profit	$41.4	$8.8	5x

2008 First Quarter: Revenue from real estate sales was $187.4 million. Real estate sales revenue included $186.5 million from the closing of 300 Keola La’i condominium residential units on Oahu and 19 Keala’ula single-family homes on Kauai. Real estate sales revenue also included the sale of a Maui commercial leased fee property. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. In addition to the sales described above, real estate sales operating profit for the first quarter of 2008 included joint venture income of $8.2 million, principally related to sales at the Company’s Kai Malu residential joint venture development on Maui and the partial sale of several buildings at the Company’s Centre Pointe retail/office joint venture development in Valencia, California. Real estate sales operating profit also included a final $7.7 million insurance payment for the 2005 fire at Kahului Shopping Center.

2007 First Quarter: Revenue from real estate sales was $6.5 million. Sales principally included $5.9 million related to a final payment on an installment sale of an agricultural parcel on Kauai. Joint venture income of $4.4 million for the quarter principally related to sales at the Company’s Kai Malu residential joint venture development project on Maui.

Real Estate Discontinued Operations – First quarter of 2008 compared with 2007

Revenue and operating profit related to discontinued operations for the first quarter of 2008 were as follows:

	Quarter Ended March 31,
(dollars in millions, before tax)	2008	2007
Sales revenue	$0.7	$--
Leasing revenue	$--	$1.9
Sales operating profit	$0.6	$--
Leasing operating profit	$--	$1.2

The leasing revenue and operating profit for the first quarter of 2007 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2007. There were no unsold properties that were classified as discontinued operations at the end of the 2008 first quarter.

AGRIBUSINESS INDUSTRY

Agribusiness – First quarter of 2008 compared with 2007

	Quarter Ended March 31,
(dollars in millions)	2008	2007	Change
Revenue	$22.5	$17.2	31%
Operating profit	$4.8	$3.6	33%
Operating profit margin	21.3%	20.9%
Tons sugar produced	14,200	9,200	54%

Agribusiness revenue increased 31 percent, or $5.3 million, to $22.5 million in the first quarter of 2008 compared with the first quarter of 2007, due principally to $2.8 million higher power revenue resulting from higher prices and volumes as well as $2.3 million from higher raw sugar and specialty sugar sales volumes. Operating profit increased 33 percent, or $1.2 million, to $4.8 million in the first quarter of 2008 due to higher power sales prices and volumes, partially offset by $1.8 million in lower sugar margins. Sugar production was higher in the first quarter of 2008 compared with the first quarter of 2007 because of an increase in acres harvested, partially offset by lower yields. Total year-over-year production volume is expected to remain stable.

The operating results of the Agribusiness segment are highly dependent on a number of factors, including seasonality and weather conditions. Weather conditions represent one of the most important factors affecting operating results because weather affects yields, volume of electricity generation, plantings, harvesting, and factory operations. Consequently, operating results from the Agribusiness segment will vary from period to period.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $160 million for the first quarter of 2008, compared with $26 million for the first quarter of 2007. This increase was due principally to proceeds received from the sales of condominium units at the Company’s Keola La’i development.

Cash Flows used in Investing Activities totaled $54 million for the first quarter of 2008, compared with $14 million used in the first quarter of 2007. This increase was due principally to the acquisition of Savannah Logistics Center for approximately $48 million (with approximately $5 million funded with tax-deferred proceeds) and additional investments in joint ventures, partially offset by distributions from the Company’s Centre Pointe joint venture and higher proceeds from disposal of assets in 2007. The $43 million of cash used for the purchase of Savannah Logistics Center is expected to be reimbursed with tax-deferred proceeds under one or more reverse 1031 exchanges.

Capital expenditures for the first quarter of 2008 totaled $55 million compared with $14 million for the first quarter of 2007. The 2008 expenditures included $46 million related to real estate related acquisitions, development and property improvements, $4 million for the purchase of transportation-related assets, and $5 million related to Agribusiness operations. The 2008 amounts reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows excluded $5 million of tax-deferred purchases. The 2007 expenditures included $7 million for the purchase of transportation-related assets, $3 million for real estate related acquisitions, development and property improvements, and $4 million related to agricultural operations. The $14 million reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows for 2007 excluded $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash Flows used in Financing Activities totaled $28 million for the first quarter 2008 compared with $8 million used in the first quarter of 2007. This increase was principally related to share repurchases totaling approximately $50 million in the first quarter of 2008, partially offset by an increase in debt balances by $33 million in 2008.

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

Sources of Liquidity: Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $298 million at March 31, 2008, an increase of $87 million from December 31, 2007. The increase was due primarily to $78 million of higher cash and cash equivalent balances, principally from the sale of condominium units at the Company’s Keola La’i development, and $14 million in higher sugar and coffee inventories, partially offset by a $5 million decrease in receivable balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $542 million as of March 31, 2008 compared with $509 million at the end of 2007. The increase in debt was primarily due to borrowings for share repurchases and capital expenditures. As of March 31, 2008, available capacity under these facilities totaled $364 million.

Balance Sheet: Working capital was $17 million at March 31, 2008, a decrease of $82 million from the balance at the end of 2007. The decrease in working capital was due primarily to a $118 million decrease in Real Estate Held for Sale resulting from sales of condominium units at the Company’s Keola La’i development and a $84 million increase in current debt balances due primarily to share repurchases that occurred during the quarter. The decrease to working capital was partially offset by a $78 million increase in cash balances, principally from sales at the Company’s Keola La’i development, and a $22 million reduction in accounts payable balances. Higher cash and debt balances were temporarily maintained due to positive interest spreads. Subsequent to the quarter, approximately $75 million in debt classified as current was paid off.

Tax-Deferred Real Estate Exchanges: Sales – During the first quarter of 2008, $0.7 million of proceeds from one leased to fee sale qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – During the first quarter of 2008, the Company utilized $5.2 million in proceeds from tax deferred sales to purchase a 1.04 million square-foot, two-building industrial facility in Savannah, Georgia for a purchase price of $48 million. The remainder of the purchase price is intended to be funded with tax-deferred proceeds under one or more reverse 1031 exchanges.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2008, there were no proceeds from tax-deferred sales that had not been reinvested.

The funds related to 1031 transactions are not included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows but are disclosed as non-cash activities. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Condensed Consolidated Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement.

Commitments, Contingencies and Off-balance Sheet Arrangements: On April 21, 2008, Matson was served with a grand jury subpoena from the U. S. District Court for the Middle District of Florida for documents relating to water carriage in connection with the Department of Justice's investigation into the pricing practices of carriers operating in the domestic trades.  Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes pricing practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson will cooperate fully with the Department of Justice. The Company is unable to estimate, at this time, the financial impact, if any, from this investigation.

A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2008 is included in Note 3 to the financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Company operates in multiple industries in domestic and international markets, and its operations are increasingly impacted by regional, national and international economic and market trends. However, a majority of the Company’s operations are centered in Hawaii and the Company’s performance is therefore heavily influenced by the fundamentals of the Hawaii economy, which has moderated in early 2008 due to a number of factors, including: a general economic slowdown in the U.S. domestic economy, reduction in housing sector activity, and sustained, extraordinarily high fuel prices, which dampen general business activity.

In addition to the factors above, there has been a significant contraction in air lift capacity to Hawaii stemming from the early April shutdown of two primary air carriers to Hawaii, Aloha Airlines and ATA. As a result, tourism levels have temporarily dropped. While this market disruption continues, the Company expects that tourism, and the attendant business activity surrounding the delivery of services to tourists, will impact the Hawaii economy as a whole, which generally affects the Company’s Ocean Transportation container volume levels.

The Company’s short-term and long-term strategic plan to address the macro-economic headwinds is to grow its asset base, earnings streams and cash flow generation prospects by leveraging its core competencies. In 2008, the Company will focus on continued investments in real estate leasing assets, pursuit of new real estate development opportunities, expansion of Matson Integrated Logistics (“MIL”) into new service lines and geographies through acquisitions, expansion of third-party logistics services at Matson Global Distribution Services (“MGDS”) through new customer contracts, and continuing margin growth in Matson’s service from China.

Transportation: Matson’s financial performance in the Hawaii service is directly impacted by the strength of Hawaii’s economy, which, as noted above, has moderated. The Company currently believes that its container volumes in Hawaii are therefore likely to be lower than prior year levels. As a result, the Company will continue to pursue cost-containment and cost-cutting measures consistent with any decline in volumes, while still ensuring high standards of service delivery.

The Company’s China service was effectively full for 2007 and into the first quarter of 2008, which will limit year-over-year volume growth. However, the Company expects to realize gains in the rate structure of its highly-regarded China service as annual contracts are renewed in May and June. The Company also is hopeful that a fuel recovery mechanism may be implemented during this contract cycle, in either the base rate or as an adjustable fuel charge, which will mitigate the impact of high fuel cost levels and enhance the profitability of this trade lane.

Matson Integrated Logistics is forecast to produce earnings growth in 2008 through the capture of new business opportunities, extension of its product offerings, and expansion of its service area coverage. These growth initiatives are expected to mitigate the impact of modest, industry-wide volume contraction. MGDS will continue to pursue its strategic goal of becoming a full-service, third-party logistics company, and it is noteworthy that MGDS recently signed a multi-year contract with a major toy manufacturer at the Company’s Savannah, Georgia facility. This contract furthers MIL’s progress toward its growth objectives and provides earnings momentum for future years.

Real Estate: The strong first quarter 2008 results for the real estate sales segment were attributable principally to the success of the Company’s Keola La’i residential development. Despite these favorable results, the Hawaii residential real estate markets may continue to soften, which could further impact sales and closing velocity at on-going developments. Should fewer sales materialize in 2008 and reduce cash available for construction activity, the Company may be required to increase its previously reported capital commitments.

Commercial real estate markets nationwide have been impacted, starting from late 2007, by capital market shifts and moderation in occupancy and tenancy strength. However, the Company’s occupancy levels remained strong in the first quarter of 2008, with only a modest impact felt on the Company’s commercial real estate portfolio on the U.S. Mainland. The Company does expect that commercial property-level operating costs will increase. These costs, to the extent that they cannot be passed on to tenants, could modestly affect the operating margins for the Leasing segment.

In addition to development sales, the Company regularly makes dispositions of properties from its commercial portfolio when it believes the value of an individual property has been maximized. This allows the Company to capture embedded value created by its property and asset management efforts and provides investment capital for redeployment through efficient tax-deferred 1031 exchanges. In

2008, several dispositions are expected, but the number of dispositions and the prices at which these dispositions materialize could be affected by the factors cited above.

Agribusiness: The Company’s Agribusiness operations are comprised of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies. Higher fuel prices provide opportunity for increased revenue from power generation, which serves as a natural hedge against the impact of rising fuel costs in the Agribusiness segment. At the Company’s Hawaiian Commercial & Sugar Company (“HC&S”) operations, production levels are expected to remain at low levels in 2008, resulting in, at best, breakeven performance for the segment.

In addition to the economic and market information presented above, there are two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization (UHERO) and the state’s Department of Business, Economic Development & Tourism (DBEDT).

OTHER MATTERS

Share Repurchases: During the first quarter of 2008, the Company repurchased 1,124,449 shares at an average price of $44.24 through open market purchases. The repurchases were made under an October 2006 share authorization that expires December 31, 2008. As of March 31, 2008, 2,203,823 shares remained available for repurchase, including 203,823 shares subject to an authorization that expires December 31, 2008 and 2 million shares subject to an authorization that expires December 31, 2009.

Dividends: The Company’s first quarter dividend of $0.29 per share to shareholders was paid on March 6, 2008 to shareholders of record on February 15, 2008. On April 23, 2008, the Company’s Board of Directors authorized a 9 percent increase in the quarterly dividend from $0.29 per share to $0.315 per share, effective in the second quarter of 2008. The second quarter dividend is payable on June 5, 2008 to shareholders of record as of the close of business on May 8, 2008.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2007 Form 10-K.

Critical Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2007 Form 10-K.

Officer and Management Changes: The following management changes were effective between January 1, 2008 and April 30, 2008.

Frank E. Kiger was promoted to general manager, Hawaiian Commercial & Sugar Company (HC&S), effective January 1, 2008.

Gary J. North, senior vice president, Matson Navigation Company, Inc., and executive vice president, Matson Terminals, Inc., retired effective April 1, 2008.

Vic S. Angoco, Jr. was promoted to vice president, Matson Navigation Company, Inc., effective March 1, 2008, and executive vice president, Matson Terminals, Inc., effective April 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2007. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the four streams in West Maui, on March 13, 2008, the Commission on Water Resource Management of the State of Hawaii (the “Water Commission”), acting on a petition filed by the two organizations that had earlier filed the petition to amend the interim instream flow standards for the streams, designated the four streams as a surface water management area. As a water management area, all withdrawals from the streams require a permit from the Water Commission. Existing users of the water from the four streams, including the Company, as well potential users, will have a year to apply to the Water Commission for a permit to use the water, with priority being given to existing users. This surface water management area designation, a first for the Water Commission—in the past, the Water Commission has designated only ground water management areas—is complicated by the fact that the Water Commission is also hearing a petition to amend the interim instream flow standards for the four streams, as described in the Company’s 2007 Form 10-K, which could result in water being returned to the streams. Action on the permit applications by the Water Commission is not expected until the second half of 2009 at the earliest.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, the government defendants filed a motion to dismiss the complaint on February 28, 2008. A decision is not expected earlier than June 2008.

In a separate but related matter, the same plaintiffs asked the U.S. Department of Transportation Maritime Administration (“Marad”) to investigate the continued eligibility of nine of Matson's vessels, including the three C-9 vessels, to participate in the Capital Construction Fund (“CCF”) and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards. On March 18, 2008, Marad issued an opinion and order in which it confirmed the continued eligibility of Matson’s fleet for participation in the CCF and requested further information from Matson in order to confirm the continued eligibility of two Matson vessels to participate in the cargo preference program. Matson is in the process of providing Marad with the necessary information.

On April 21, 2008, Matson was served with a grand jury subpoena from the U. S. District Court for the Middle District of Florida for documents relating to water carriage in connection with the Department of Justice's investigation into the pricing practices of carriers operating in the domestic trades.  Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes pricing practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson will cooperate fully with the Department of Justice.

ITEM 1A. RISK FACTORS

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in the Company filings with the SEC. In addition, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. For a description of significant legal proceedings involving the Company, including a grand jury subpoena served on Matson on April 21, 2008, see “Legal Proceedings” in the Company filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Jan 1 - 31, 2008	1,157,364 (1)	$44.21	1,047,169	2,281,103
Feb 1 - 28, 2008	82,346 (1)	$44.98	77,280	2,203,823
Mar 1 - 31, 2008	2,086 (1)	$42.81	--	--

(1)

Includes open market share repurchases and shares accepted in satisfaction of the exercise price of stock options or tax withholding obligations upon option exercises or the vesting of non-vested common stock and restricted stock units.

(2)

On January 31, 2008, the Board of Directors authorized A&B to repurchase up to 2 million additional shares of its common stock, and at March 31, 2008, 2 million shares remained available for repurchase. This new authorization will expire on December 31, 2009. Previously, in October 2006, the Board of Directors authorized A&B to purchase 2 million shares through December 31, 2008. As of March 31, 2008, 203,823 shares remained available under this authorization.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 24, 2008, the Company’s shareholders voted in favor of: (i) the election of nine directors to the Company’s Board of Directors and (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

(i) Election of Directors	For	Withheld	Broker Non-Votes
W. Blake Baird	35,949,778	316,690	--
Michael J. Chun	34,303,945	1,962,523	--
W. Allen Doane	35,918,337	348,131	--
Walter A. Dods, Jr.	34,188,623	2,077,845	--
Charles G. King	34,171,037	2,095,431	--
Constance H. Lau	35,795,319	471,149	--
Douglas M. Pasquale	35,951,412	315,056	--
Maryanna G. Shaw	34,298,713	1,967,755	--
Jeffrey N. Watanabe	35,796,640	469,828	--

(ii) Ratification of Appointment of Independent Registered Public Accounting Firm	For	Against	Abstain	Broker Non-Votes
	36,004,871	118,602	142,994	--

ITEM 5. OTHER INFORMATION

On April 29, 2008, to allow The Dun & Bradstreet Corporation (“D&B”) to properly provide a credit rating for Matson’s subsidiaries, Matson released certain summarized financial information relating to the periods ended December 28, 2007, December 29, 2006, and December 30, 2005, respectively. The information provided to D&B is made available to its subscribers. This information is furnished herewith as Exhibit 99.1.

ITEM 6. EXHIBITS

10.a.(xii)  First Amendment to Credit Agreement, dated March 7, 2008, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii.

10.a.(xxi)  Second Amendment to Credit Agreement, dated March 7, 2008, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii.

10.b.1.(xxxv)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvi)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvii)  Form of Restricted Stock Unit Award Agreement (No Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlv)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlvi)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlvii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlviii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlix)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(l)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(liv)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008.

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

99.1 Summarized financial information for Matson Navigation Company, Inc. as of December 28, 2007, December 29, 2006, and December 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: April 30, 2008	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: April 30, 2008	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.a.(xii)  First Amendment to Credit Agreement, dated March 7, 2008, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii.

10.a.(xxi)  Second Amendment to Credit Agreement, dated March 7, 2008, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii.

10.b.1.(xxxv)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvi)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xxxvii)  Form of Restricted Stock Unit Award Agreement (No Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlv)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlvi)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlvii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlviii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xlix)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(l)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(liv)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008.

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

99.1 Summarized financial information for Matson Navigation Company, Inc. as of December 28, 2007, December 29, 2006, and December 30, 2005.