Form 10-Q
period 2008-06-30
ALEXANDER & BALDWIN INC
filed 2008-07-25
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares of common stock outstanding as of June 30, 2008:	41,349,893

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Operating revenue	$463.9	$426.9	$1,045.8	$809.8

Costs and Expenses:
Costs of goods sold, services and rentals	379.3	340.4	863.5	647.3
Selling, general and administrative	40.1	40.5	79.7	78.1
Operating costs and expenses	419.4	380.9	943.2	725.4

Operating Income	44.5	46.0	102.6	84.4
Other Income and (Expense):
Gain on insurance settlement	--	--	7.7	--
Equity in income of real estate affiliates	1.7	7.2	9.9	11.6
Interest income	0.3	0.7	0.7	1.7
Interest expense	(5.6)	(4.1)	(11.7)	(8.4)
Income Before Taxes	40.9	49.8	109.2	89.3
Income taxes	15.6	18.6	42.2	34.1
Income From Continuing Operations	25.3	31.2	67.0	55.2
Income From Discontinued Operations (net of income taxes)	4.3	0.8	4.7	1.5

Net Income	$29.6	$32.0	$71.7	$56.7

Basic Earnings Per Share:
Continuing operations	$0.61	$0.73	$1.62	$1.29
Discontinued operations	0.11	0.02	0.12	0.04
Net income	$0.72	$0.75	$1.74	$1.33

Diluted Earnings Per Share:
Continuing operations	$0.61	$0.72	$1.61	$1.28
Discontinued operations	0.10	0.02	0.11	0.04
Net income	$0.71	$0.74	$1.72	$1.32

Weighted Average Number of Basic Shares Outstanding	41.2	42.7	41.3	42.6
Weighted Average Number of Diluted Shares Outstanding	41.6	43.1	41.6	43.0

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Industry Segment Data, Net Income

(In millions)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:
Transportation:
Ocean transportation	$268.4	$253.1	$511.4	$484.7
Logistics services	115.5	112.4	218.1	215.3
Real Estate:
Leasing	27.3	26.4	56.1	55.2
Sales	31.2	0.4	218.6	6.9
Less amounts reported in discontinued operations	(12.1)	(2.1)	(12.9)	(4.2)
Agribusiness	36.2	38.5	58.7	55.7
Reconciling Items	(2.6)	(1.8)	(4.2)	(3.8)
Total revenue	$463.9	$426.9	$1,045.8	$809.8

Operating Profit, Net Income:
Transportation:
Ocean transportation	$37.4	$39.1	$53.3	$57.9
Logistics services	4.6	5.5	9.3	11.1
Real Estate:
Leasing	12.6	12.3	26.5	27.3
Sales	9.1	4.5	50.5	13.3
Less amounts reported in discontinued operations	(6.9)	(1.4)	(7.5)	(2.5)
Agribusiness	(4.9)	0.5	(0.1)	4.1
Total operating profit	51.9	60.5	132.0	111.2
Interest Expense	(5.6)	(4.1)	(11.7)	(8.4)
General Corporate Expenses	(5.4)	(6.6)	(11.1)	(13.5)
Income From Continuing Operations Before Income Taxes	40.9	49.8	109.2	89.3
Income Taxes	15.6	18.6	42.2	34.1
Income From Continuing Operations	25.3	31.2	67.0	55.2
Income From Discontinued Operations (net of income taxes)	4.3	0.8	4.7	1.5
Net Income	$29.6	$32.0	$71.7	$56.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions)

	(Unaudited)
	June 30,	December 31,
	2008	2007[1]
ASSETS
Current Assets:
Cash and cash equivalents	$20	$17
Accounts and notes receivable, net	198	185
Inventories	34	21
Real estate held for sale	32	150
Deferred income taxes	10	11
Prepaid expenses and other assets	40	37
Total current assets	334	421
Investments	200	184
Real Estate Developments	76	99
Property, at cost	2,690	2,634
Less accumulated depreciation and amortization	1,082	1,052
Property – net	1,608	1,582
Pension Assets	82	80
Other Assets	126	113
Total	$2,426	$2,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$35	$57
Accounts payable	147	156
Other	82	109
Total current liabilities	264	322
Long-term Liabilities:
Long-term debt	456	452
Deferred income taxes	476	468
Liability for employee benefit plans	51	50
Other	58	57
Total long-term liabilities	1,041	1,027
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	200	200
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	901	911
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,121	1,130
Total	$2,426	$2,479

1 Derived from audited financial statements.

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions)(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities	$181	$34

Cash Flows from Investing Activities:
Capital expenditures	(75)	(45)
Proceeds from disposal of property and other assets	2	7
Proceeds from insurance settlement related to 2005 casualty loss	8	--
Deposits into Capital Construction Fund	(6)	(20)
Withdrawals from Capital Construction Fund	5	14
Increase in investments	(27)	(5)
Reduction in investments	4	--
Net cash used in investing activities	(89)	(49)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	20	100
Payments of long-term debt	(26)	(60)
Payments on short-term borrowings, net	(12)	--
Proceeds from issuances of capital stock, including excess tax benefit	4	5
Repurchase of capital stock	(50)	--
Dividends paid	(25)	(23)
Net cash provided by (used in) financing activities	(89)	22

Net Increase in Cash and Cash Equivalents	$3	$7

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(13)	$(12)
Income taxes paid	$(45)	$(22)

Other Non-cash Information:
Depreciation and amortization expense	$49	$46
Tax-deferred real estate sales	$13	$--
Tax-deferred property purchases	$(5)	$(12)
Common stock dividends declared but not yet paid	$13	$12

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

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Service segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity (SSA Terminals, LLC or “SSAT”) that provides terminal and stevedoring services at U.S. Pacific Coast facilities. The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”).

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

(2)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. As of June 30, 2008, there were no material financial assets or liabilities recognized or measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date and also requires all acquisition costs be expensed as incurred. Adoption of SFAS No. 141R is required for combinations that occur after December 15, 2008. Early adoption and retroactive application of SFAS 141R to fiscal years preceding the effective date are not permitted.

In April 2008, the FASB directed the FASB Staff to issue FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP 142-3, but does not expect that the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162”). SFAS No. 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS No. 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SFAS No. 162 is effective 60 days following the United States Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have any effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact of FSP No. 03-6-1, but does not expect that the adoption of FSP EITF No. 03-6-1 will have a material effect on its results of operations or earnings per share.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s condensed consolidated balance sheet at June 30, 2008, included the following, other than operating lease commitments (in millions):

Guarantee of HS&TC debt	(a)	$--
Standby letters of credit	(b)	$10
Performance and customs bonds	(c)	$22
Benefit plan withdrawal obligations	(d)	$58

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)

The Company is contingently liable for up to $21.5 million based on a portion of amounts outstanding under a $30 million Hawaiian Sugar & Transportation Cooperative (“HS&TC”) revolving credit line. No amounts were borrowed under HS&TC’s facility at the end of the second quarter 2008. On July 7, 2008, in connection with the reduction HS&TC’s revolving credit line from $30 million to $25 million, the Company amended the agreement to reduce the Company’s guarantee to the lesser of $12.5 million or the amount outstanding on the revolving credit line.

(b)

Represents letters of credit, of which, approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes approximately $2 million of letters of credit related to certain of the Company’s real estate projects.

(c)

Consists of approximately $11 million in U.S. customs bonds, approximately $10 million related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

(d)

Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $58 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety or lender. To date, none of these indemnities has been called upon. The Company accounts for these indemnities in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). The fair values of the liabilities recorded by the Company in connection with the indemnities were not material.

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

Legal Proceedings: In connection with the East Maui streams, on May 29, 2008, four parties jointly filed a Complaint/Dispute with the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) against East Maui Irrigation Company, Limited (“EMI”), a subsidiary of the Company. The parties are asking the Water Commission to order EMI to prove its actual water need, whether there are any feasible alternative sources of water for any portion of this need, and to return any and all waste to the East Maui streams. EMI objects to the complaint. If the Company is not permitted to divert stream waters from the East Maui streams for its use to the extent that it is currently diverting, it would have an adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, the U.S. District Court deferred ruling on government defendants’ motion to dismiss the complaint until the parties filed their motions for summary judgment. In May 2008, the plaintiffs and the government defendants filed their motions for summary judgment. Oral argument was heard on June 20, 2008 and the Court has taken the matter under advisement.

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice's investigation into the competitive practices of carriers operating in the domestic trades. Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades. Matson does not operate vessels in the Puerto Rico and Alaska trades. It does operate vessels in the Hawaii and Guam trades. Matson has cooperated, and will continue to cooperate, fully with the Department of Justice. If the Department of Justice believes that wrongful conduct has occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines. The Company, at this time, is unable to determine the outcome, or the financial impact, if any, of this investigation.

As of July 25, 2008, the Company was aware of fourteen civil lawsuits purporting to be class actions (filed between May 9, 2008 and July 24, 2008) in which the Company and Matson have been named as defendants. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, also has been named as a defendant in all but oneof those lawsuits. Such purported class action lawsuits allege violations of the antitrust laws and seek treble damages and injunctive relief. Eight of such lawsuits were filed in the United States District Court for the Northern District of California; two of such lawsuits were filed in the United States District Court for the Western District of Washington; two of such lawsuits were filed in the United States District Court for the Central District of California; one of such lawsuits was filed in the United States District Court for the District of Oregon; and one of such lawsuits was filed in the United States District Court for the District of Hawaii. Two of the plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation for transfer and consolidation of the cases, and a hearing is scheduled to be held on July 31, 2008 to decide whether transfer and consolidation are appropriate and, if so, to select the venue. The Company and Matson will vigorously defend themselves in these civil lawsuits. The Company, at this time, is unable to predict the outcome of these lawsuits, whether any additional lawsuits may be filed, or the financial impact, if any, of any such current or future lawsuits.

In addition to the above matters, the Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Denominator for basic EPS – weighted average shares	41.2	42.7	41.3	42.6
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.4	0.4	0.3	0.4
Denominator for diluted EPS – weighted average shares	41.6	43.1	41.6	43.0

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.5 million and 0.2 million shares of common stock for the six months ended June 30, 2008 and 2007, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.2 million shares of common stock for each of the three months ended June 30, 2008 and 2007. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)

Share-Based Compensation: In the first half of 2008, the Company granted non-qualified stock options to purchase approximately 483,000 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $7.88 using the following weighted average assumptions: volatility of 19.8%, risk-free interest rate of 3.1%, dividend yield of 2.6%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first half of 2008 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Employee Plans		Directors’ Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2008	3	1,353	13	245	9	1,623	$ 37.62
Granted	483	--	--	--	--	483	$ 45.39
Exercised	--	(33)	(13)	(3)	(9)	(58)	$ 27.94
Forfeited and expired	(4)	(4)	--	--	--	(8)	$ 47.84
Outstanding, June 30, 2008	482	1,316	--	242	--	2,040	$ 39.69	6.7	$14,294

Exercisable June 30, 2008	1	1,077	--	223	--	1,301	$ 35.70	5.2	$14,128

The following table summarizes non-vested common stock and restricted stock unit activity through June 30, 2008 (in thousands, except weighted-average grant-date fair value amounts):

	Predecessor
	Plans		2007
	Non-Vested	Weighted	Plan	Weighted
	Common	Average	Restricted	Average
	Stock	Grant-Date	Stock	Grant-Date
	Shares	Fair Value	Units	Fair Value

Outstanding January 1, 2008	371	$ 47.74	18	$ 54.20
Granted	--	$ --	183	$ 46.00
Vested	(273)	$ 47.35	(8)	$ 53.57
Canceled	(2)	$ 46.62	(3)	$ 45.38
Outstanding June 30, 2008	96	$ 47.48	190	$ 46.48

A portion of the above awards are time-based awards and vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest after one year, provided certain performance targets are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based expense (net of estimated forfeitures):
Stock options	$0.8	$0.7	$1.6	$1.5
Non-vested common stock/Restricted stock units	1.7	3.1	4.1	5.2
Total share-based expense	2.5	3.8	5.7	6.7
Total recognized tax benefit	(0.6)	(0.9)	(1.4)	(1.6)
Share-based expense (net of tax)	$1.9	$2.9	$4.3	$5.1

(6)

Accounting for and Classification of Discontinued Operations: As required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the assets can be clearly distinguished from the remaining assets of the Company, (ii) the cash flows that are specific to the assets sold have been, or will be, eliminated from the ongoing operations of the Company, (iii) the Company will not have a significant continuing involvement in the operations of the assets sold, and (iv) the amount is considered material. Certain income-producing properties that are “held for sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Depreciation on these assets ceases upon classification as discontinued operations. Sales of land, residential houses, and office condominium units are generally considered inventory and are not included in discontinued operations.

Discontinued operations were as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Discontinued Operations (net of tax)
Gain on sales of assets	$4.4	$--	$4.8	$--
Income (loss) from leasing operations	(0.1)	0.8	(0.1)	1.5
Total	$4.3	$0.8	$4.7	$1.5

Leasing revenue and operating income (loss) noted above includes the results for properties that were sold through June 30, 2008 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144. Leasing revenue and operating income (loss) for the second quarter and first half of 2007 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2007.

(7)	Comprehensive Income for the three and six months ended June 30, 2008 and 2007 was as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Income	$29.6	$32.0	$71.7	$56.7
Company’s share of investee’s minimum pension liability adjustment	0.6	(1.2)	0.6	(1.1)
Amortization of unrealized pension asset gain/loss	0.2	--	0.2	--
Other	--	(0.4)	--	--
Comprehensive Income	$30.4	$30.4	$72.5	$55.6

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

The Components of Net Periodic Benefit Cost (Income) for the second quarters of 2008 and 2007 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007

Service Cost	$2.0	$1.7	$0.2	$--
Interest Cost	4.7	4.4	0.7	0.5
Expected Return on Plan Assets	(7.8)	(7.7)	--	--
Amortization of Prior Service Cost	0.2	0.1	--	--
Amortization of Net Gain	--	(0.2)	(0.3)	(0.1)
Net Periodic Benefit Cost (Income)	$(0.9)	$(1.7)	$0.6	$0.4

The Components of Net Periodic Benefit Cost (Income) for the first half of 2008 and 2007 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007

Service Cost	$4.0	$3.6	$0.4	$0.4
Interest Cost	9.3	8.7	1.4	1.5
Expected Return on Plan Assets	(15.7)	(14.4)	--	--
Amortization of Prior Service Cost	0.3	0.2	--	--
Amortization of Net Gain	--	--	(0.6)	(0.2)
Net Periodic Benefit Cost (Income)	$(2.1)	$(1.9)	$1.2	$1.7

The 2008 return on plan assets is expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension credit of approximately $4.5 million for 2008. No contributions to the Company’s pension plans are expected to be required during 2008.

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

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s 2007 Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

Transportation: The Transportation Industry consists of ocean transportation and logistics services segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“MNC”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity that provides terminal and stevedoring services at U.S. Pacific Coast facilities.

The Logistics Services segment, which is conducted through Matson Integrated Logistics, Inc. (“MIL”), a wholly-owned subsidiary of MNC, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing and distribution services are provided by Matson Global Distribution Services, Inc. (“MGDS”), a subsidiary of MIL.

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other wholly-owned subsidiaries of A&B.

Agribusiness: Agribusiness, a division of A&B, contains one segment and produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s operations, electricity.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Operating Revenue	$463.9	$426.9	9%
Operating Costs and Expenses	419.4	380.9	10%
Operating Income	44.5	46.0	-3%
Other Income and (Expense)	(3.6)	3.8	NM
Income Before Taxes	40.9	49.8	-18%
Income Taxes	15.6	18.6	-16%
Discontinued Operations (net of income taxes)	4.3	0.8	5x
Net Income	$29.6	$32.0	-8%

Basic Earnings per Share	$0.72	$0.75	-4%
Diluted Earnings per Share	$0.71	$0.74	-4%

Consolidated operating revenue for the second quarter of 2008 increased $37.0 million, or 9 percent, compared with the second quarter of 2007. This increase was due principally to $18.7 million higher revenue from real estate sales activity (after excluding revenue from discontinued operations), $15.3 million higher revenue for ocean transportation, $3.1 million higher revenue from logistics services, and $3.1 million higher revenue from real estate leasing activity (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $2.3 million of lower revenue for Agribusiness. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2008 increased $38.5 million, or 10 percent, compared with the second quarter of 2007 due to $19 million in higher operating costs for the Transportation Industry segments, $17.0 million increase in Real Estate Industry segments costs, and $2.9 million increase in Agribusiness production costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other Income and (Expense) decreased $7.4 million, primarily due to $5.5 million of higher joint venture earnings in the second quarter of 2007 resulting principally from sales at the Company’s Kai Malu joint venture project and a commercial property sale by the Company’s Centre Point joint venture, as well as $1.5 million in higher interest expense in 2008 due to higher average debt balances.

Income Taxes for the second quarter of 2008 were lower than the second quarter of 2007 due to lower income, but the effect of lower income on income taxes was partially offset by a higher effective tax rate.

Consolidated – First half of 2008 compared with 2007

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Operating Revenue	$1,045.8	$809.8	29%
Operating Costs and Expenses	943.2	725.4	30%
Operating Income	102.6	84.4	22%
Other Income and (Expense)	6.6	4.9	35%
Income Before Taxes	109.2	89.3	22%
Income Taxes	42.2	34.1	24%
Discontinued Operations (net of income taxes)	4.7	1.5	3x
Net Income	$71.7	$56.7	26%

Basic Earnings per Share	$1.74	$1.33	31%
Diluted Earnings per Share	$1.72	$1.32	30%

Consolidated operating revenue for the first half of 2008 increased $236.0 million, or 29 percent, compared with the first half of 2007. This increase was due principally to $198.9 million in higher revenue from real estate sales (after excluding revenue from discontinued operations), $26.7 million higher revenue for ocean transportation, $5.0 million in higher revenue from real estate leasing (after excluding leasing revenue from assets classified as discontinued operations), and $3.0 million of higher revenue for Agribusiness. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit.

Consolidated operating costs and expenses for the first half of 2008 increased $217.8 million, or 30 percent, compared with the first half of 2007 due to $177.8 million in higher costs for the real estate segment, $31.2 million in higher costs for the transportation segment, $7.1 million of higher production costs for Agribusiness. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other Income and (Expense) increased $1.7 million in the first half of 2008 compared with the first half of 2007, due primarily to a $7.7 million gain from the final receipt of proceeds from an insurance settlement related to the 2005 fire at Kahului Shopping Center, partially offset by $3.3 million of higher interest expense, $1.7 million in lower joint venture earnings, and $1.0 million of lower interest income.

Income Taxes in the first half of 2008 were higher than the first half of 2007 due primarily to higher income from property development sales. The effective income tax rates for the first half of 2008 and 2007 were comparable.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Second quarter of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$268.4	$253.1	6%
Operating profit	$37.4	$39.1	-4%
Operating profit margin	13.9%	15.4%
Volume (Units)*
Hawaii containers	39,000	42,400	-8%
Hawaii automobiles	23,600	23,200	2%
China containers	12,700	13,800	-8%
Guam containers	3,600	3,700	-3%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue for the second quarter of 2008 increased $15.3 million, or 6 percent, compared with the second quarter of 2007. This increase was principally due to higher fuel surcharges and improved yields and cargo mix, totaling approximately $26.7 million, partially offset by $11.0 million of lower revenue due to a net volume decrease.

Total Hawaii container volume was down 8 percent from the second quarter of 2007, reflecting reduced shipments in the lower-margin building materials segment, lower freight forwarder volumes reflecting the weakness in Hawaii’s economy, and the shutdown of canned pineapple operations in Hawaii that impacted eastbound cargo. Matson’s Hawaii automobile volume for the quarter was 2 percent higher than the second quarter of last year, due primarily to the timing of automobile rental fleet replacement activity. China container volume decreased 8 percent in the second quarter of 2008 compared with 2007, primarily due to a general softening of trade volumes and competitive pressures, as well as an additional voyage in the prior year as a result of a dry-dock return trip. Guam container volumes decreased 3 percent due to soft market conditions.

Operating profit for the second quarter of 2008 decreased $1.7 million, or 4 percent, compared with the second quarter of 2007. This decrease was primarily the result of net volume changes described above, and from the following operating expense changes, which offset revenue increases. Vessel costs increased $19.5 million, primarily due to higher fuel, repair, and dry-dock expenses, but was partially offset by efficient fleet deployment initiatives. Additionally, terminal costs increased $4.3 million due to higher contractual stevedoring rates and neighbor island costs. Additionally, earnings from Matson’s SSAT joint venture were $2.5 million lower in the second quarter of 2008 compared with the second quarter of 2007 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit. The expense increases cited above were partially offset by $3.3 million in reduced transportation expenses due to lower usage of third-party inter-island barge services in 2008.

Ocean Transportation – First half of 2008 compared with 2007

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$511.4	$484.7	6%
Operating profit	$53.3	$57.9	-8%
Operating profit margin	10.4%	11.9%
Volume (Units)*
Hawaii containers	76,900	83,100	-7%
Hawaii automobiles	49,200	46,100	7%
China containers	24,400	25,500	-4%
Guam containers	7,000	7,100	-1%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue for the first half of 2008 increased $26.7 million, or 6 percent, compared with the first half of 2007. This increase was principally due to higher fuel surcharges and improved yields and cargo mix, totaling approximately $49.4 million, partially offset by $19.2 million of lower revenue due to a net volume decrease. Container and auto volume changes were due to the same factors cited for the quarter.

Operating profit for the first half of 2008 decreased $4.6 million, or 8 percent, compared with the first half of 2007. This decrease was primarily the result of net volume changes described above, and from the following operating expense changes, which offset revenue increases. Vessel costs increased $34.3 million, primarily due to higher fuel, repair, and dry-dock expenses, but was partially offset by efficient fleet deployment initiatives. Terminal costs increased $8.6 million due to higher contractual stevedoring rates and neighbor island costs. Additionally, earnings from Matson’s SSAT joint venture contributed $3.3 million less in the first half of 2008 compared with the first half of 2007 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit. The expense increases cited above were partially offset by $6.1 million in lower operations overhead costs, principally resulting from lower westbound container repositioning expenses and reduced transportation expenses of $3.4 million due to lower usage of third-party inter-island barge services.

Logistics Services – Second quarter of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Intermodal revenue	$73.3	$72.4	1%
Highway revenue	42.2	40.0	6%
Total Revenue	$115.5	$112.4	3%
Operating profit	$4.6	$5.5	-16%
Operating profit margin	4.0%	4.9%

Logistics revenue for the second quarter of 2008 was $3.1 million, or 3 percent, higher than the second quarter of 2007. This increase was principally due to higher Intermodal and Highway rates driven primarily by higher fuel surcharges and the commencement of MGDS’s warehousing operations, partially offset by lower Intermodal and Highway volumes, which decreased by 8 percent and 6 percent, respectively. The reduction in Intermodal volumes are reflective of a general softening in the Intermodal market driven, in part, by declines in U.S. import cargo, as well as the Company’s strategic shift toward the Highway business. Highway volumes decreased due to the loss of agents and greater market softness in certain agents’ business segments.

Logistics operating profit for the second quarter of 2008 was $0.9 million, or 16 percent, lower than the second quarter of 2007. Operating profit decreased principally due to lower volumes previously cited.

Logistics Services – First half of 2008 compared with 2007

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Intermodal revenue	$138.3	$138.1	--%
Highway revenue	79.8	77.2	3%
Total Revenue	$218.1	$215.3	1%
Operating profit	$9.3	$11.1	-16%
Operating profit margin	4.3%	5.2%

Logistics revenue for the first half of 2008 was $2.8 million, or 1 percent, higher than the first half of 2007. This increase was principally due to higher Intermodal and Highway rates driven primarily by higher fuel surcharges and the commencement of MGDS’s warehousing operations, partially offset by lower Intermodal and Highway volumes, which decreased by 8 percent and 6 percent, respectively. The lower Intermodal and Highway volumes were due to the same factors cited for the quarter.

Logistics operating profit for the first half of 2008 was $1.8 million, or 16 percent, lower than the first half of 2007.  The decrease in operating profit was principally the result of lower volumes and higher general and administrative costs partially offset by higher Intermodal yields.

REAL ESTATE INDUSTRY

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company evaluates and makes decisions regarding capital allocation, acquisitions, and dispositions for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

Effect of Property Sales Mix on Operating Results: Direct year-over-year comparison of the real estate sales results may not provide a consistent, measurable barometer of future performance because results from period to period are significantly affected by joint venture income and the mix of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Real Estate Leasing – Second quarter of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$27.3	$26.4	3%
Operating profit	$12.6	$12.3	2%
Operating profit margin	46.2%	46.6%
Occupancy Rates:
Mainland*	96%	97%	-1%
Hawaii	99%	98%	1%
Leasable Space (million sq. ft.):
Mainland*	5.9	3.9	51%
Hawaii	1.3	1.5	-13%

* Excludes Building B at Savannah Logistics Park (approximately 0.3 million sq. ft.), which had not been placed into service as of June 30, 2008.

Real estate leasing revenue for the second quarter of 2008, before subtracting amounts presented as discontinued operations, was 3 percent higher than the amount reported for the second quarter of 2007. This revenue increase was due principally to the acquisition of Heritage Business Park in November 2007 and the acquisition and tenanting of Savannah Logistics Park in February and April 2008, respectively. The revenue increase was partially offset by the sale of land ground leased to a retail tenant in September 2007 and two retail centers on Maui in September 2007, as well as lower mainland occupancy.

Operating profit for the second quarter of 2008, before subtracting amounts presented as discontinued operations, was 2 percent higher than 2007, primarily due to the acquisitions of Heritage Business Park and Savannah Logistics Park cited previously, partially offset by lower mainland occupancy and higher operating costs.

Leasable space increased by a net 1.8 million square feet in the second quarter of 2008 compared with the second quarter of 2007, due principally to the acquisition of Heritage Business Park and Savannah Logistics Park in November 2007 and February 2008, respectively. The facility in Savannah consists of two buildings totaling 1.0 million square feet. The first building, Building A, totals approximately 0.7 million square feet and was completed, leased, and placed in service in April 2008. Building B, totaling approximately 0.3 million square feet, has not been placed in service as of June 30, 2008 because the Company plans to construct additional improvements to the facility. Building A was leased to MGDS, a wholly-owned subsidiary of MIL. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MGDS are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MGDS for the second quarter of 2008 was approximately $0.6 million. There were no intercompany revenue and expense in the first quarter of 2008. In a separate transaction, MGDS contracted with a major toy manufacturer to provide warehousing and storage services utilizing all of Building A.

Real Estate Leasing – First half of 2008 compared with 2007

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$56.1	$55.2	2%
Operating profit	$26.5	$27.3	-3%
Operating profit margin	47.2%	49.5%
Occupancy Rates:
Mainland*	96%	97%	-1%
Hawaii	99%	98%	1%

* Excludes Building B at Savannah Logistics Park (approximately 0.3 million sq. ft.), which had not been placed into service as of June 30, 2008.

Real estate leasing revenue for the first half of 2008, before subtracting amounts presented as discontinued operations, was 2 percent higher than the amount reported for the first half of 2007. The increase was principally due to acquisitions cited previously for the quarter, but was also due to a final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center received in the first quarter of 2008. These increases were offset by $1.7 million of nonrecurring items recorded in 2007 and lower mainland occupancy.

Operating profit for the first half of 2008, before subtracting amounts presented as discontinued operations, decreased 3 percent compared to the amount reported for the first half of 2007. The decrease in operating profit was principally due to higher operating expenses, principally higher depreciation, and lower mainland occupancy. Depreciation expenses increased primarily due to the sale of a non-depreciable asset (land that was ground leased to a retail tenant) in 2007, and the subsequent tax-deferred reinvestment of sale proceeds in depreciable commercial property.

Real Estate Sales – Second quarter and first half of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Improved property sales	$12.1	$--	NM
Development sales	18.1	--	NM
Unimproved/other property sales	1.0	0.4	2x
Total revenue	$31.2	$0.4	78x
Operating profit (loss) before joint ventures	$7.4	$(2.7)	NM
Earnings from joint ventures	1.7	7.2	-76%
Total operating profit	$9.1	$4.5	2x

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Improved property sales	$12.1	$--	NM
Development sales	204.6	--	NM
Unimproved/other property sales	1.9	6.9	-72%
Total revenue	$218.6	$6.9	32x
Operating profit before joint ventures and insurance gain	$32.9	$1.7	19x
Gain on insurance settlement	7.7	--	NM
Earnings from joint ventures	9.9	11.6	-15%
Total operating profit	$50.5	$13.3	4x

2008 Second Quarter: Real estate sales revenue, before subtracting amounts presented as discontinued operations, was $31.2 million, and was principally due to sales at the Company’s Keola La’i residential condominium project on Oahu, the sale of Kahului Town Terrace, a multi-tenant residential rental property on Maui, ongoing sales of units at the Company’s Keala’ula single-family residential project, and the sale of several small, non-core land parcels on Maui. Operating profit for the second quarter of 2008 includes the sales noted above and $1.7 million representing the Company’s share of joint venture earnings (which are not included in revenue for the segment), principally related to sales at the Company’s Kai Malu residential joint venture development on Maui.

2008 First Half: Revenue for the first half of 2008, before subtracting amounts presented as discontinued operations, was $218.6 million and was principally related to the closing of 318 Keola La’i condominium residential units, 27 Keala’ula single-family homes on Kauai, and the sale of Kahului Town Terrace on Maui. Operating profit for the first half of 2008 also included joint venture income of $9.9 million, principally related to sales at the Company’s Kai Malu residential joint venture development on Maui and the partial sale of several buildings at the Company’s Centre Pointe retail/office joint venture development in Valencia, California. Additionally, Real estate sales operating profit for the first half of 2008 included $7.7 million, representing a final insurance settlement for the 2005 fire at Kahului Shopping Center that occurred in the first quarter of 2008.

2007 Second Quarter: Real estate sales revenue, before subtracting amounts treated as discontinued operations, was $0.4 million. Operating profit for the second quarter of 2007 included $7.2 million, representing the Company’s share of joint venture earnings (which are not included in revenue for the segment), principally related to sales at the Company’s Kai Malu residential joint venture development on Maui and the sale of a portion of underlying property of the Centre Pointe retail/office joint venture development in Valencia, California.

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

Real Estate Discontinued Operations – 2008 compared with 2007

The revenue and operating profit related to discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, before tax)	2008	2007	2008	2007
Sales revenue	$12.1	$--	$12.8	$--
Leasing revenue	$--	$2.1	$0.1	$4.2
Sales operating profit	$7.0	$--	$7.6	$--
Leasing operating profit (loss)	$(0.1)	$1.4	$(0.1)	$2.5

2008: The revenue and expenses of a multi-tenant residential rental property on Maui has been classified as discontinued operations.

2007: The revenue and expenses of four commercial properties on Maui and land leased to a retail tenant on Oahu were included in discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2008 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The leasing revenue and operating profit for the second quarter and first half of 2007 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2007.

AGRIBUSINESS INDUSTRY

Agribusiness – Second quarter of 2008 compared with 2007

	Quarter Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$36.2	$38.5	-6%
Operating profit (loss)	$(4.9)	$0.5	NM
Tons sugar produced	50,100	63,000	-20%

Agribusiness revenue for the second quarter of 2008 decreased $2.3 million, or 6 percent, compared with the second quarter of 2007. The decrease was primarily due to lower raw sugar sales of $4.5 million resulting from lower production volumes and lower soil sales of $1.1 million. The decrease in revenues was partially offset by higher power revenue of $1.7 million, principally the result of higher power prices, and higher specialty sugar revenue of $1.0 million resulting from higher sales volumes.

Operating profit for the second quarter of 2008 decreased $5.4 million compared with the second quarter of 2007. The decrease was primarily due to $4.9 million in lower sugar margins, arising from a combination of lower forecasted production and higher forecasted operating costs. Lower forecasted production was primarily the result of lower average yields due to continuing drought conditions. Higher forecasted operating costs were the result of escalating fuel and fertilizer costs. Additionally, the decrease in operating profit was also due to $1.1 million in lower soil sales and $1.0 million in lower profits from molasses sales and other operations, partially offset by $1.7 million in higher power margins resulting from higher power prices and volumes sold.

The operating results of the Agribusiness segment are highly dependent on a number of factors, including seasonality and weather conditions. Weather conditions represent one of the most important factors affecting operating results because weather conditions affects yields, volume of electricity generation, plantings, harvesting, and factory operations. Consequently, operating results from the Agribusiness segment could vary significantly from period to period.

Agribusiness – First half of 2008 compared with 2007

	Six Months Ended June 30,
(dollars in millions)	2008	2007	Change
Revenue	$58.7	$55.7	5%
Operating profit (loss)	$(0.1)	$4.1	NM
Tons sugar produced	64,400	72,200	-11%

Agribusiness revenue for the first half of 2008 increased $3.0 million, or 5 percent, compared with the first half of 2007. The increase was primarily due to $4.5 million in higher power revenue due to higher prices and volumes sold, and to $1.9 million in higher specialty sugar revenue resulting from higher sales volumes. The increase in revenue was partially offset by lower raw sugar sales of $2.5 million and lower soil sales of $1.4 million.

Operating profit for the first half of 2008 decreased $4.2 million compared with the first half of 2007. The decrease was principally due to $6.7 million in lower sugar margins, resulting from lower forecasted production and higher forecasted operating costs, and $1.4 million in lower soil sales. The decrease in operating profit was partially offset by $4.5 million of higher power margins as a result of higher prices and volumes sold.

Sugar production was 11 percent lower in 2008 than in 2007 due principally to lower average yields per acre. The reduction in average yields per acre in 2008 was principally attributable to a lack of sufficient water resources due to drought conditions and younger-aged cane.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $181 million for the first half of 2008, compared with $34 million for the first half of 2007. This increase was due principally to proceeds from the sale of 318 units at the Company’s Keola La’i residential condominium project and lower capital spending on real estate development inventory. The increase in operating cash flows was partially offset by higher tax payments.

Cash Flows used in Investing Activities totaled $89 million for the first half of 2008, compared with $49 million used in the first half of 2007. The increase in cash used in Investing Activities in the first half of 2008 was due principally to higher capital expenditures related to real estate investments, including the acquisition of Savannah Logistics Center for approximately $48 million (with approximately $5 million funded with tax-deferred proceeds) and additional investments in joint ventures, principally for the Company’s Kukui’ula joint venture project. The higher capital expenditures in 2008 were partially offset by distributions from the Company’s Kai Malu and Centre Pointe joint ventures. The $43 million of cash used for the purchase of Savannah Logistics Center is expected to be reimbursed with tax-deferred proceeds under one or more reverse 1031 exchanges.

Capital expenditures for the first half of 2008 totaled $75 million compared with $45 million for the first half of 2007. The 2008 expenditures included $49 million for real estate related acquisitions, development and property improvements, $16 million for the purchase of ocean transportation-related assets, and $9 million related to agricultural operations. The $75 million reported in Capital Expenditures on the Statement of Cash Flows for 2008 excludes $5 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Capital expenditures for the first half of 2007 totaled $45 million and included $33 million for the purchase of ocean transportation-related assets, $6 million for real estate related acquisitions, development and property improvements, and $6 million related to agricultural operations. The $45 million reported in Capital Expenditures on the Statement of Cash Flows for 2007 excludes $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash Flows used in Financing Activities were $89 million for the first half of 2008, compared with $22 million provided by Financing Activities during the first half of 2007. The increase in cash flows used in Financing Activities was principally due to share repurchases, totaling approximately $50 million, in the first quarter of 2008 and $18 million reduction in debt in 2008, compared with $40 million in net proceeds from borrowings in the first half of 2007.

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

Sources of Liquidity: Funds generated by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity for the Company, comprised of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $237 million at June 30, 2008, an increase of $26 million from December 31, 2007. The increase was due primarily to $13 million in higher receivable balances, $10 million of higher sugar and coffee inventories, and $3 million in higher cash balances. These fluctuations are due to normal operating activities.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of June 30, 2008, available borrowings under these facilities totaled $411 million.

Balance Sheet: Working capital was $70 million at June 30, 2008, a decrease of $29 million from the balance at the end of 2007. The decrease in working capital was due primarily to $118 million reduction of real estate held for sale inventory balances, principally as a result of the sale of 318 units at the Company’s Keola La’i residential condominium project, the proceeds of which, were used to pay down debt and used for other non-current asset investment purposes.

Cash and cash equivalents totaled $20 million at the end of the second quarter compared with $17 million at the beginning of the year. The higher cash balance is due principally to higher earnings from property sales, partially offset by higher capital expenditures and debt repayments under the Company’s credit facilities.

Long-term debt totaled $491 million at June 30, 2008 compared with a balance of $509 million at December 31, 2007. This $18 million decrease was due mainly to repayments on the Company’s revolving credit lines using proceeds from excess cash balances that existed at the end of the first quarter resulting principally from development sales.

Tax-Deferred Real Estate Exchanges: Sales – During the second quarter of 2008, $12.6 million of proceeds from the sales of a multi-tenant residential rental property and two non-core land holdings on Maui qualified for potential tax-deferral treatment under Internal Revenue Code Section 1031. During the first quarter of 2008, $0.7 million of proceeds from one leased to fee sale qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – There were no purchases during the second quarter of 2008 that utilized tax deferred funds. During the first quarter of 2008, the Company utilized $5.2 million in proceeds from tax deferred sales to purchase a 1.0 million square-foot, two-building industrial facility in Savannah, Georgia for a purchase price of $48 million. The remainder of the purchase price may be funded with tax-deferred proceeds under one or more reverse 1031 exchanges.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2008, there were $12.6 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: In connection with the East Maui streams, on May 29, 2008, four parties jointly filed a Complaint/Dispute with the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) against East Maui Irrigation Company, Limited (“EMI”), a subsidiary of the Company. The parties are asking the Water Commission to order EMI to prove its actual water need, whether there are any feasible alternative sources of water for any portion of this need, and to return any and all waste to the East Maui streams. EMI objects to the complaint. If the Company is not permitted to divert stream waters from the East Maui streams for its use to the extent that it is currently diverting, it would have an adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, the U.S. District Court deferred ruling on government defendants’ motion to dismiss the complaint until the parties filed their motions for summary judgment. In May 2008, the plaintiffs and the government defendants filed their motions for summary judgment. Oral argument was heard on June 20, 2008 and the Court has taken the matter under advisement.

As previously reported, on April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice's investigation into the competitive practices of carriers operating in the domestic trades. Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades. Matson does not operate vessels in the Puerto Rico and Alaska trades. It does operate vessels in the Hawaii and Guam trades. Matson has cooperated, and will continue to cooperate, fully with the Department of Justice. If the Department of Justice believes that wrongful conduct has occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines. The Company, at this time, is unable to determine the outcome, or the financial impact, if any, of this investigation.

As of July 25, 2008, the Company was aware of fourteen civil lawsuits purporting to be class actions (filed between May 9, 2008 and July 24, 2008) in which the Company and Matson have been named as defendants. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, also has been named as a defendant in all but oneof those lawsuits. Such purported class action lawsuits allege violations of the antitrust laws and seek treble damages and injunctive relief. Eight of such lawsuits were filed in the United States District Court for the Northern District of

California; two of such lawsuits were filed in the United States District Court for the Western District of Washington; two of such lawsuits were filed in the United States District Court for the Central District of California; one of such lawsuits was filed in the United States District Court for the District of Oregon; and one of such lawsuits was filed in the United States District Court for the District of Hawaii. Two of the plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation for transfer and consolidation of the cases, and a hearing is scheduled to be held on July 31, 2008 to decide whether transfer and consolidation are appropriate and, if so, to select the venue. The Company and Matson will vigorously defend themselves in these civil lawsuits. The Company, at this time, is unable to predict the outcome of these lawsuits, whether any additional lawsuits may be filed, or the financial impact, if any, of any such current or future lawsuits.

A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2008 is described in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Company operates in multiple industries in domestic and international markets, and its operations are increasingly impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and the Company’s performance is therefore directly influenced by the fundamentals of the Hawaii economy, which has rapidly and adversely changed in the second quarter of 2008 due to a number of factors, including trends that have paralleled contraction in the U.S. domestic economy: greater market uncertainty in the housing sector stemming from tightening credit capacity leading to dimmed short term sales prospects, and sustained, high fuel prices which dampen general business activity, and tourism in particular.

In addition to the above, a significant contraction in air lift capacity to Hawaii resulting from the early April shutdown of two primary air carriers to Hawaii, Aloha Airlines and ATA has led to an increase in general air fares and declining visitor counts. Based on current projections from the University of Hawaii Economic Research Organization, the Company expects declines in visitor counts to be sustained through the balance of the year.

The Company’s short-term and long-term strategic intent is to grow its asset base, earnings streams and cash flow generation prospects by leveraging its core competencies. In 2008, the Company continues to focus on investments in real estate leasing assets, pursuit of new real estate development opportunities, expansion of Matson Integrated Logistics (“MIL”) into new service lines and geographies through acquisitions and expansion of third-party logistics services at Matson Global Distribution Services (“MGDS”) through new customer contracts.

Transportation: Matson’s financial performance in the Hawaii service is directly impacted by the strength of Hawaii’s economy, which has been negatively impacted by the factors cited above. The Company therefore expects that its container volumes in Hawaii will be lower than prior year levels. The extent to which this volume contraction impacts earnings will be a function of how well the Company manages its expenses through cost-containment and cost-cutting measures, consistent with the decline in volume. In the first half of the year, the Company was able to offset a majority of the earnings impact from the volume decline through improved yields, better cargo mix, and by capturing efficiencies in its fleet deployment.

Performance of the Company’s China service continues to be strong, and the Company realized gains in the rate structure of this highly-regarded service as annual contracts were renewed in May and June. The Company also implemented a fuel recovery mechanism during this contract cycle, as either a percentage of the base rate or as an adjustable fuel charge, which will partially mitigate the impact of escalating fuel cost levels. China volumes were negatively impacted in the second quarter by a general softening of import trade volume and modest competitive pressures, but expectations are for relatively full capacity utilization for the balance of the year.

Matson Integrated Logistics has felt the impact of industry-wide volume contraction, which has negatively affected earnings in the first half of the year. MIL, however, is pursuing new business opportunities, including acquisitions of regional logistics providers and expansion of MGDS. These growth initiatives are expected to partially offset the impact of market softness. Despite volume contraction, first half unit gross margins improved slightly in aggregate and in four of MIL’s five major service lines. It is also noteworthy that MGDS commenced a multi-year contract with a major toy manufacturer at the Company’s Savannah, Georgia facility in the second quarter, which provides earnings growth and furthers MIL’s progress toward its goal of becoming a full-service, third-party logistics company.

Real Estate: The strong firsthalf results for the real estate sales segment were attributable principally to the success of the Company’s Keola La’i residential development and, to a lesser degree, to the sale of a multi-tenant residential rental property. Despite these favorable results, the Company expects that Hawaii residential real estate markets will continue to soften and will impact sales and closing velocity at on-going developments for the balance of the year. That noted, the Company has effectively managed its standing inventory of finished real estate for sale, principally through sales at Keola La’i.

Commercial real estate markets nationwide have been affected, starting from late 2007, by capital market shifts and moderation in occupancy and tenancy strength, which have modestly impacted the performance of the Company’s commercial real estate portfolio in the first half of 2008. Despite the general market conditions, the Company’s portfolio occupancy has been sustained at exceptionally high levels (99 and 96 percent in Hawaii and at its U.S. Mainland holdings, respectively) due to a well-balanced mix of property types as well as its strong asset, tenant and geographic diversification. However, the Company does expect that property-level operating costs will increase in line with escalating fuel costs, which may modestly affect the operating margins for its commercial property operations to the extent these costs cannot be passed on to tenants.

In addition to development sales, the Company regularly makes dispositions of properties from its commercial portfolio when it believes the value of an individual property has been maximized. This allows the Company to capture embedded value created by its property and asset management efforts and provides investment capital for redeployment in assets having higher appreciation potential through efficient tax-deferred 1031 exchanges. In 2008, several dispositions are expected, but the number of dispositions and the prices at which these dispositions materialize could be impacted by the factors cited above.

Agribusiness: The Company’s Agribusiness operations consist of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies. Higher fuel prices result in higher avoidance costs for the utilities that comprise the Company’s power customers, resulting in increased revenue from power generation, which serves as a partial hedge against the impact of rising fuel costs in the operations of the other components of the

Agribusiness segment. At the Company’s Hawaiian Commercial & Sugar Company (“HC&S”) operations, production levels have been adversely impacted by extraordinarily dry weather and agronomic practices. To the extent that these poor weather conditions persist, future production levels will be challenged.

In addition to the economic and market information presented above, there are two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization and the state’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

Dividends: On April 23, 2008, the Company’s Board of Directors authorized a 9 percent increase in the quarterly dividend from $0.29 per share to $0.315 per share, effective in the second quarter of 2008. On June 26, 2008, the Company’s Board of Directors announced a third-quarter 2008 dividend of $0.315 per share, payable on September 4, 2008 to shareholders of record as of the close of business on August 7, 2008.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s 2007 Form 10-K.

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

Officer and Management Changes: The following management changes occurred between April 1, 2008 and July 25, 2008.

Gary J. North, senior vice president, Matson Navigation Company, Inc., and executive vice president, Matson Terminals, Inc., retired effective April 1, 2008.

Vicente S. Angoco, Jr. was promoted to vice president, Matson Navigation Company, Inc., effective March 1, 2008, and executive vice president, Matson Terminals, Inc., effective April 1, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2007. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2007.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In connection with the East Maui streams, on May 29, 2008, four parties jointly filed a Complaint/Dispute with the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) against East Maui Irrigation Company, Limited (“EMI”), a subsidiary of the Company. The parties are asking the Water Commission to order EMI to prove its actual water need, whether there are any feasible alternative sources of water for any portion of this need, and to return any and all waste to the East Maui streams. EMI objects to the complaint. If the Company is not permitted to divert stream waters from the East Maui streams for its use to the extent that it is currently diverting, it would have an adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, the U.S. District Court deferred ruling on government defendants’ motion to dismiss the complaint until the parties filed their motions for summary judgment. In May 2008, the plaintiffs and the government defendants filed their motions for summary judgment. Oral argument was heard on June 20, 2008 and the Court has taken the matter under advisement.

As previously reported, on April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice's investigation into the competitive practices of carriers operating in the domestic trades. Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades. Matson does not operate vessels in the Puerto Rico and Alaska trades. It does operate vessels in the Hawaii and Guam trades. Matson has cooperated, and will continue to cooperate, fully with the Department of Justice. If the Department of Justice believes that wrongful conduct has occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines. The Company, at this time, is unable to determine the outcome, or the financial impact, if any, of this investigation.

As of July 25, 2008, the Company was aware of fourteen civil lawsuits purporting to be class actions (filed between May 9, 2008 and July 24, 2008) in which the Company and Matson have been named as defendants. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, also has been named as a defendant in all but oneof those lawsuits. Such purported class action lawsuits allege violations of the antitrust laws and seek treble damages and injunctive relief. Eight of such lawsuits were filed in the United States District Court for the Northern District of California; two of such lawsuits were filed in the United States District Court for the Western District of Washington; two of such lawsuits were filed in the United States District Court for the Central District of California; one of such lawsuits was filed in the United States District Court for the District of Oregon; and one of such lawsuits was filed in the United States District Court for the District of Hawaii. Two of the plaintiffs filed motions with the Judicial Panel on Multidistrict Litigation for transfer and consolidation of the cases, and a hearing is scheduled to be held on July 31, 2008 to decide whether transfer and consolidation are appropriate and, if so, to select the venue. The Company and Matson will vigorously defend themselves in these civil lawsuits. The Company, at this time, is unable to predict the outcome of these lawsuits, whether any additional lawsuits may be filed, or the financial impact, if any, of any such current or future lawsuits.

ITEM 1A. RISK FACTORS

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in the Company filings with the SEC. In addition, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition. For a description of significant legal proceedings involving the Company, including a grand jury subpoena served on Matson on April 21, 2008 and subsequently filed civil lawsuits purporting to be class actions, which allege violations of the antitrust laws and in which the Company and Matson are named as defendants, see “Legal Proceedings” in the Company filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Apr 1 - 30, 2008	--	--	--	--
May 1 - 31, 2008	--	--	--	--
Jun 1 - 30, 2008	947 (1)	$46.18	--	--

(1)	Represents shares accepted in satisfaction tax withholding obligations upon option exercises or the vesting of non-vested common stock and restricted stock units.

(2)

On January 31, 2008, the Board of Directors authorized A&B to repurchase up to 2 million additional shares of its common stock, and at June 30, 2008, 2 million shares remained available for repurchase. This new authorization will expire on December 31, 2009. Previously, in October 2006, the Board of Directors authorized A&B to purchase 2 million shares through December 31, 2008. As of June 30, 2008, 203,823 shares remained available under this authorization.

ITEM 6. EXHIBITS

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: July 25, 2008	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: July 25, 2008	/s/ Paul K. Ito
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