Form 10-Q
period 2008-09-30
ALEXANDER & BALDWIN INC
filed 2008-10-24
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _________________

Commission file number 000-00565

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒
Number of shares of common stock outstanding as of September 30, 2008:	41,353,243

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Operating revenue	$458.6	$432.9	$1,501.2	$1,239.6

Costs and Expenses:
Costs of goods sold, services and rentals	386.0	350.5	1,248.0	996.6
Selling, general and administrative	38.1	39.0	117.8	117.1
Operating costs and expenses	424.1	389.5	1,365.8	1,113.7

Operating Income	34.5	43.4	135.4	125.9
Other Income and (Expense):
Gain on insurance settlement	--	--	7.7	--
Equity in income of real estate affiliates	0.3	4.0	10.3	15.6
Loss on investment	(0.9)	--	(0.9)	--
Interest income	0.2	1.0	0.9	2.7
Interest expense	(5.8)	(4.8)	(17.5)	(13.2)
Income Before Taxes	28.3	43.6	135.9	131.0
Income taxes	8.5	17.6	50.1	51.0
Income From Continuing Operations	19.8	26.0	85.8	80.0
Income From Discontinued Operations (net of income taxes)	17.0	23.1	22.7	25.8

Net Income	$36.8	$49.1	$108.5	$105.8

Basic Earnings Per Share:
Continuing operations	$0.48	$0.61	$2.08	$1.88
Discontinued operations	0.41	0.54	0.55	0.60
Net income	$0.89	$1.15	$2.63	$2.48

Diluted Earnings Per Share:
Continuing operations	$0.48	$0.61	$2.06	$1.86
Discontinued operations	0.41	0.53	0.55	0.60
Net income	$0.89	$1.14	$2.61	$2.46

Weighted Average Number of Basic Shares Outstanding	41.3	42.6	41.3	42.6
Weighted Average Number of Diluted Shares Outstanding	41.5	43.0	41.6	43.0

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$10	$17
Accounts and notes receivable, net	216	185
Inventories	27	21
Real estate held for sale	24	150
Deferred income taxes	10	11
Prepaid expenses and other assets	54	37
Total current assets	341	421
Investments	207	184
Real Estate Developments	78	99
Property, at cost	2,682	2,634
Less accumulated depreciation and amortization	1,098	1,052
Property – net	1,584	1,582
Pension Assets	83	80
Other Assets	189	113
Total	$2,482	$2,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$50	$57
Accounts payable	143	156
Accrued and other	71	109
Total current liabilities	264	322
Long-term Liabilities:
Long-term debt	476	452
Deferred income taxes	474	468
Employee benefit plans	51	50
Uninsured claims and other	57	57
Total long-term liabilities	1,058	1,027
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	202	200
Accumulated other comprehensive loss	(3)	(4)
Retained earnings	938	911
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,160	1,130
Total	$2,482	$2,479

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities	$202	$78

Cash Flows from Investing Activities:
Capital expenditures	(91)	(72)
Proceeds from disposal of property and other assets	17	8
Proceeds from insurance settlement related to 2005 casualty loss	8	--
Deposits into Capital Construction Fund	(7)	(29)
Withdrawals from Capital Construction Fund	7	23
Acquisition of business, net of cash acquired	(24)	--
Reductions in investments	5	1
Increase in investments	(55)	(18)
Net cash used in investing activities	(140)	(87)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	52	100
Payments of long-term debt	(38)	(71)
Proceeds from short-term borrowings, net	3	4
Proceeds from issuances of capital stock, including excess tax benefit	2	8
Repurchase of capital stock	(50)	(12)
Dividends paid	(38)	(36)
Net cash used in financing activities	(69)	(7)

Net Decrease in Cash and Cash Equivalents	$(7)	$(16)

Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(19)	$(9)
Income taxes paid	$(59)	$(39)

Other Non-cash Information:
Depreciation expense	$74	$69
Tax-deferred property sales	$82	$72
Tax-deferred property purchases	$(23)	$(12)

See Notes to Condensed Consolidated Financial Statements.

Alexander & Baldwin, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Description of Business: Founded in 1870, Alexander & Baldwin, Inc. (“A&B” or the “Company”) is incorporated under the laws of the State of Hawaii. A&B operates in five segments in three industries: Transportation, Real Estate and Agribusiness. These industries are described below:

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

(2)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements, and is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. 157-2 which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. As of September 30, 2008, there were no material financial assets or liabilities recognized or measured at fair value on a recurring basis.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R retains the fundamental requirement in Statement 141 that the acquisition method of accounting be used for all business combinations and establishes the acquisition date as the date that the acquirer achieves control. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date and also requires all acquisition costs be expensed as incurred. Adoption of SFAS No. 141R is required for combinations for which the acquisition date occurs on or after the beginning of the first annual reporting period that begins on or after December 15, 2008. Early adoption and retroactive application of SFAS No. 141R to fiscal years preceding the effective date are not permitted.

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

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1, but does not expect that the adoption of FSP EITF No. 03-6-1 will have a material effect on its results of operations or earnings per share.

(3)

Commitments and Contingencies: Commitments and financial arrangements that are not recorded on the Company’s condensed consolidated balance sheet at September 30, 2008, included the following, other than operating lease commitments (in millions):

Standby letters of credit	(a)	$10
Performance and customs bonds	(b)	$22
Benefit plan withdrawal obligations	(c)	$58

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

(b)

Represents bonds, of which, approximately $11 million relate to U.S. customs bonds, approximately $10 million relate to real estate construction projects in Hawaii, and approximately $1 million relate to transportation and other matters.

(c)

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

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender and buyers that the project will be completed as represented. To date, none of these guarantees has been called upon. The Company accounts for these completion guarantees in accordance with FIN 45. The fair values of the liabilities recorded by the Company in connection with the completion guarantees were not material.

Legal Proceedings: In response to the petitions filed in 2001 to amend the interim instream flow standards (“IIFS”) in 27 East Maui streams, on September 25, 2008, the Commission on Water Resource Management of the State of Hawaii (the “Water Commission”) took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. Over an interim period, which is expected to last at least a year, the Commission will monitor the results of the implementation of the IIFS for the eight streams, and will attempt to further the establishment of IIFS for the remaining 19 East Maui streams. The Company, at this time, is unable to determine the extent to which the Water Commission’s action on all 27 streams will have a material adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, on September 30, 2008, the U.S. District Court judge entered a preliminary order granting summary judgment to the plaintiffs. The District Court will issue an opinion setting forth the basis for the ruling and the relief to be granted. The preliminary order may affect Matson’s right to operate its vessel Mokihana in the domestic trade. Matson does not agree with the decision and will take appropriate action after the opinion is issued. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact of the lawsuit.

As previously reported, the Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 24 such lawsuits that have been filed. On August 13, 2008 and September 10, 2008, all such civil lawsuits were transferred (one of which was transferred conditionally) and consolidated into a consolidated civil lawsuit in the Western District of Washington in Seattle purporting to be a class action. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades. Matson has fully cooperated, and will continue to fully cooperate, with the Department of Justice.

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Denominator for basic EPS – weighted average shares	41.3	42.6	41.3	42.6
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.2	0.4	0.3	0.4
Denominator for diluted EPS – weighted average shares	41.5	43.0	41.6	43.0

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.5 million and 0.2 million shares of common stock for the nine months ended September 30, 2008 and 2007, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.0 million shares of common stock for the three months ended September 30, 2008. The number of non-qualified stock options excluded from the computation for the quarter ended September 30, 2007 was not significant. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)

Share-Based Compensation: Through September 30, 2008, the Company granted non-qualified stock options to purchase approximately 483,000 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $7.88 using the following weighted average assumptions: volatility of 19.8%, risk-free interest rate of 3.1%, dividend yield of 2.6%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first three quarters of 2008 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Employee Plans		Predecessor Directors’ Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Directors’	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2008	3	1,353	13	245	9	1,623	$ 37.62
Granted	483	--	--	--	--	483	$ 45.39
Exercised	--	(33)	(13)	(6)	(9)	(61)	$ 27.69
Forfeited and expired	(4)	(4)	--	--	--	(8)	$ 47.84
Outstanding September 30, 2008	482	1,316	--	239	--	2,037	$ 39.72	6.4	$ 11,999

Exercisable September 30, 2008	1	1,076	--	220	--	1,297	$ 35.74	5.0	$ 11,999

The following table summarizes non-vested common stock and restricted stock unit activity through September 30, 2008 (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding, January 1, 2008	18	$ 54.20	371	$ 47.74
Granted	183	$ 46.00	--	$ --
Vested	(8)	$ 53.59	(273)	$ 47.35
Canceled	(3)	$ 45.38	(2)	$ 46.62
Outstanding September 30, 2008	190	$ 46.48	96	$ 47.48

A portion of the above awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after one year, provided certain performance targets are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Share-based expense (net of estimated forfeitures):
Stock options	$0.9	$0.7	$2.5	$2.2
Non-vested common stock/Restricted stock units	1.9	2.8	6.0	8.0
Total share-based expense	2.8	3.5	8.5	10.2
Total recognized tax benefit	(0.8)	(0.9)	(2.2)	(2.5)
Share-based expense (net of tax)	$2.0	$2.6	$6.3	$7.7

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

Discontinued operations consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Discontinued Operations (net of tax):
Gain on sales of assets	$16.7	$21.8	$21.4	$21.8
Income from leasing operations	0.3	1.3	1.3	4.0
Total	$17.0	$23.1	$22.7	$25.8

Discontinued operations includes the results for properties that were sold through September 30, 2008 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144. Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 10) for the third quarter and first nine months of 2007 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2007.

(7)	Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income	$36.8	$49.1	$108.5	$105.8
Company’s share of investee’s (SSAT) minimum pension liability adjustment	--	--	0.6	(1.1)
Amortization of unrealized pension asset gain/loss	0.1	--	0.3	--
Other	--	0.7	--	0.7
Comprehensive Income	$36.9	$49.8	$109.4	$105.4

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

The Components of Net Periodic Benefit Cost (Income) for the third quarters of 2008 and 2007 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007

Service Cost	$2.0	$1.8	$0.2	$0.2
Interest Cost	4.6	4.4	0.7	0.8
Expected Return on Plan Assets	(7.9)	(7.2)	--	--
Amortization of Prior Service Cost	0.1	0.1	--	--
Amortization of Net Gain	--	--	(0.3)	(0.1)
Net Periodic Benefit Cost (Income)	$(1.2)	$(0.9)	$0.6	$0.9

The Components of Net Periodic Benefit Cost (Income) for the first nine months of 2008 and 2007 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007

Service Cost	$6.0	$5.4	$0.6	$0.6
Interest Cost	13.9	13.1	2.1	2.3
Expected Return on Plan Assets	(23.6)	(21.6)	--	--
Amortization of Prior Service Cost	0.4	0.3	--	--
Amortization of Net Gain	--	--	(0.9)	(0.3)
Net Periodic Benefit Cost (Income)	$(3.3)	$(2.8)	$1.8	$2.6

Based on the actuarial report as of January 1, 2008, the 2008 return on plan assets is expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension credit of approximately $4.5 million for 2008. No contributions to the Company’s pension plans are expected to be required during 2008.

(9)	Acquisition of Pacific American Services, LLC: On August 29, 2008, Matson Global Distribution Services (“MGDS”), a wholly owned subsidiary of Matson Integrated Logistics,

acquired substantially all of the assets and assumed certain liabilities of Pacific American Services, LLC (“PACAM”), a regional, warehousing, packaging, and distribution company specializing in value-added handling of domestic, import, and export goods, headquartered in Oakland, California. The acquired net tangible assets of PACAM consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and fixed assets, partially offset by accounts payable, and other current and long-term liabilities that MGDS assumed. PACAM was acquired to expand the Company’s warehousing and distribution service capabilities.

The purchase price was approximately $24 million in cash, including transaction costs. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date with the excess purchase price allocated to goodwill.

The allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed as reflected in the condensed consolidated financial statements is preliminary and subject to change based on finalization of the Company’s valuation. A valuation study is currently being conducted to establish the fair value of primarily the identifiable intangibles acquired. The estimated amount of intangible assets related to the PACAM purchase is $12 million. Since the date of the acquisition, the estimated identifiable intangibles have been amortized to general administrative expense assuming an average useful life of 6 years. The final purchase price allocation to reflect the fair values of the assets acquired and liabilities assumed will be based on the final results of the Company’s valuation study, which is expected to be completed in the fourth quarter of 2008.

The results of operations of PACAM are included in the Company’s condensed consolidated financial statements commencing on August 29, 2008. The Company has not presented unaudited pro forma results of operations because the acquisition of PACAM is not material to its condensed consolidated results of operations, financial position, or cash flows.

(10)	Segment results for the quarter and the nine months ended September 30, 2008 and 2007 were as follows (In millions) (Unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Transportation:
Ocean transportation	$272.8	$259.9	$784.2	$744.6
Logistics services	118.1	110.4	336.2	325.7
Real Estate:
Leasing	26.2	26.3	82.3	81.5
Sales	77.2	78.5	295.8	85.4
Less amounts reported in discontinued operations	(70.2)	(77.1)	(86.4)	(84.4)
Agribusiness	37.5	37.3	96.2	93.0
Reconciling Items	(3.0)	(2.4)	(7.1)	(6.2)
Total revenue	$458.6	$432.9	$1,501.2	$1,239.6

Operating Profit, Net Income:
Transportation:
Ocean transportation	$31.4	$38.6	$84.7	$96.5
Logistics services	5.1	6.0	14.4	17.2
Real Estate:
Leasing	11.1	12.2	37.6	39.5
Sales	25.8	37.9	76.3	51.3
Less amounts reported in discontinued operations	(27.3)	(37.1)	(36.4)	(41.7)
Agribusiness	(6.7)	(3.2)	(6.8)	0.9
Total operating profit	39.4	54.4	169.8	163.7
Interest Expense	(5.8)	(4.8)	(17.5)	(13.2)
General Corporate Expenses	(5.3)	(6.0)	(16.4)	(19.5)
Income From Continuing Operations Before Income Taxes	28.3	43.6	135.9	131.0
Income Taxes	8.5	17.6	50.1	51.0
Income From Continuing Operations	19.8	26.0	85.8	80.0
Income From Discontinued Operations (net of income taxes)	17.0	23.1	22.7	25.8
Net Income	$36.8	$49.1	$108.5	$105.8

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Operating Revenue	$458.6	$432.9	6%
Operating Costs and Expenses	424.1	389.5	9%
Operating Income	34.5	43.4	-21%
Other Income and (Expense)	(6.2)	0.2	NM
Income Before Taxes	28.3	43.6	-35%
Income Taxes	(8.5)	(17.6)	-52%
Discontinued Operations (net of income taxes)	17.0	23.1	-26%
Net Income	$36.8	$49.1	-25%

Basic Earnings per Share	$0.89	$1.15	-23%
Diluted Earnings per Share	$0.89	$1.14	-22%

Operating revenue for the third quarter of 2008 increased $25.7 million, or 6 percent, compared with the third quarter of 2007. This increase was due principally to $12.9 million higher revenue for ocean transportation, $7.7 million higher revenue for logistics services, and $3 million higher real estate sales (after excluding real estate sales revenue classified as discontinued operations). The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the third quarter of 2008 increased $34.6 million, or 9 percent, compared with the third quarter of 2007. The increase in operating costs and expenses was due principally to $27.3 million in higher operating costs for transportation, a $4.4 million increase in real estate operating costs and expenses, and a $3.6 million increase in Agribusiness costs, partially offset by a $0.9 million decrease in selling, general and administrative expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased by $6.4 million, primarily due to $3.7 million in higher real estate joint venture earnings recorded in the third quarter of 2007 and $1.0 million in higher interest expense resulting from higher average debt balances.

The lower effective income tax rate for the third quarter of 2008 was principally due to the recognition of $2.0 million in unrecognized tax benefits as a result of the expiration of certain statute limitations in the third quarter of 2008. The current projection for the full-year tax rate is estimated to be lower than the rate for the nine months ended September 30, 2008.

Consolidated – First nine months of 2008 compared with 2007

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Operating Revenue	$1,501.2	$1,239.6	21%
Operating Costs and Expenses	1,365.8	1,113.7	23%
Operating Income	135.4	125.9	8%
Other Income and (Expense)	0.5	5.1	-90%
Income Before Taxes	135.9	131.0	4%
Income Taxes	(50.1)	(51.0)	-2%
Discontinued Operations (net of income taxes)	22.7	25.8	-12%
Net Income	$108.5	$105.8	3%

Basic Earnings per Share	$2.63	$2.48	6%
Diluted Earnings per Share	$2.61	$2.46	6%

Operating revenue for the first nine months of 2008 increased $261.6 million, or 21 percent, compared with the same period in 2007. This increase was due principally to $201.5 million in higher revenue from real estate sales (after excluding real estate sales revenue classified as discontinued operations), $39.6 million higher revenue for ocean transportation, $10.5 million higher logistics services revenue, and $3.2 million in higher revenue for Agribusiness. The reasons for the revenue growth are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first nine months of 2008 increased $252.1 million, or 23 percent, compared with the same period in 2007 due to $182.5 million in higher costs for the real estate business, $58.5 million in higher costs for transportation, and $10.8 million in higher production costs for Agribusiness. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) decreased $4.6 million in the first nine months of 2008 compared with the same period in 2007, due primarily to $5.3 million in lower real estate joint venture income, $4.3 million in higher interest expense resulting from higher average debt balances, $1.8 million in lower interest income on lower cash balances, partially offset by a $7.7 million gain on a 2005 fire insurance settlement recognized in 2008.

Income taxes in the first nine months of 2008 were comparable to the same period in 2007, but the effective tax rate for the first nine months of 2008 was lower due primarily to the same factors cited for the third quarter decrease.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Third quarter of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$272.8	$259.9	5%
Operating profit	$31.4	$38.6	-19%
Operating profit margin	11.5%	14.9%
Volume (Units)*
Hawaii containers**	39,900	42,900	-7%
Hawaii automobiles	21,800	30,800	-29%
China containers	12,300	12,500	-2%
Guam containers	3,600	3,600	--

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

** Includes 919 containers moved under contract in 2008 that will not recur. The quarter-over-quarter change in Hawaii container volumes excluding the non-recurring volumes related to the contract of carriage is a decrease of 9 percent.

Ocean Transportation revenue for the third quarter of 2008 increased $12.9 million, or 5 percent, compared with the third quarter of 2007. Of this increase, approximately $24.5 million was due to increases in fuel surcharge revenues, including China Service surcharges, $11.7 million was due to improved yields and cargo mix, and $1.9 million was due to higher purchased transportation revenue. These increases were partially offset by overall volume reductions of approximately $23.8 million.

Total Hawaii container volume was down 7 percent from the third quarter of 2007, but included the benefit of transporting 919 containers for Polynesia Lines that is not expected to recur. Excluding the one-time carriage, Hawaii container volume decreased 9 percent, and reflects a broad-based decline caused by the overall weakness in Hawaii’s economy. Matson’s Hawaii automobile volume for the quarter was 29 percent lower than the third quarter of last year, also reflecting economic weakness that is negatively impacting new car shipments from manufacturers to Hawaii auto dealers and rental car companies. Returning eastbound rental cars also were lower because of the timing of these shipments to the U.S. mainland. China container volume decreased 2 percent in the third quarter of 2008, compared with the third quarter of 2007, primarily because of weaker U.S. economic conditions that are slowing the demand for container imports.

Operating profit for the third quarter of 2008 decreased $7.2 million, or 19 percent, compared with the third quarter of 2007. This decrease was primarily the result of net overall volume decrease described above, and from the following operating expense changes, which offset revenue increases. Vessel costs increased $21.1 million, primarily due to higher fuel and dry-dock expenses, partially offset by efficient fleet deployment initiatives. Terminal costs increased $3.6 million due to higher contractual stevedoring rates and neighbor island costs. The expense increases were partially offset by $4.0 million in reduced transportation expenses due to lower usage of third-party inter-island barge services in 2008. Additionally, earnings from Matson’s SSAT joint venture were $2.3 million lower in the third quarter of 2008 compared with the third quarter of 2007 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Matson’s operating margin of 11.5 percent for the quarter was higher than long-term historical averages principally due to yield improvement and cost containment initiatives. However, Matson expects that operating margins for the full year will trend toward historical levels.

Ocean Transportation – First nine months of 2008 compared with 2007

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$784.2	$744.6	5%
Operating profit	$84.7	$96.5	-12%
Operating profit margin	10.8%	13.0%
Volume (Units)*
Hawaii containers**	116,800	126,000	-7%
Hawaii automobiles	71,000	76,900	-8%
China containers	36,700	38,000	-3%
Guam containers	10,600	10,700	-1%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

** Includes 919 containers moved under contract in 2008 that will not recur. The year-over-year change in Hawaii container volumes excluding the non-recurring volumes related to the contract of carriage is a decrease of 8 percent.

Ocean Transportation revenue for the first nine months of 2008 increased $39.6 million, or 5 percent, compared with the same period in 2007. Of this increase, approximately $58.5 million was due to an increase in fuel surcharge revenues, including China Service surcharges, and $27.2 million was due to improved yields and cargo mix. These increases were partially offset by $43.0 million in overall lower volumes primarily in the Hawaii trade. Container and auto volume changes were due to the same factors cited for the quarter; however the auto volume benefited from strong eastbound results during the first half of the year.

Operating profit for the first nine months of 2008 decreased $11.8 million, or 12 percent, compared with the same period in 2007. This decrease was primarily the result of the following operating expense changes: Vessel costs increased $56.0 million, primarily due to higher fuel, repair, and dry-dock expenses, but was partially offset by efficient fleet deployment initiatives. Terminal costs increased $12.8 million due to higher contractual stevedoring rates and neighbor island costs. The expense increases cited above were partially offset by $5.6 million in lower operations overhead costs, principally resulting from lower westbound container repositioning expenses, and reduced transportation expenses of $7.3 million due to lower usage of third-party inter-island barge services. General and administrative costs were $0.9 million higher, primarily reflecting $3.3 million in higher legal expenses, partially offset by $2.4 million of lower incentive compensation costs. Additionally, earnings from Matson’s SSAT joint venture contributed $5.6 million less in the first nine months of 2008 compared with 2007 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Logistics Services – Third quarter of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Intermodal revenue	$73.9	$71.7	3%
Highway revenue	44.2	38.7	14%
Total Revenue	$118.1	$110.4	7%
Operating profit	$5.1	$6.0	-15%
Operating profit margin	4.3%	5.4%

Logistics Services revenue for the third quarter of 2008 was $7.7 million, or 7 percent, higher than the third quarter of 2007. This increase was principally due to a $5.5 million increase in Highway revenue and a $2.2 million increase in Intermodal revenue. Of the $5.5 million increase in Highway revenues, $3.9 million was due to the commencement of MGDS’s warehousing operations in the second quarter of 2008 and the acquisition of PACAM, a regional, warehousing, packaging, and distribution company during the third quarter of 2008. Additionally, $1.6 million of the revenue increase was due to higher rates, principally fuel surcharges. This increase was offset by an 8 percent decrease in Highway volumes. The $2.2 million increase in Intermodal revenue was primarily due to higher revenue from domestic intermodal carriage stemming from higher rates, principally fuel surcharges, partially offset by an 11 percent decline in Intermodal volumes. The reduction in Intermodal volumes is reflective of a general softening in the Intermodal market driven, in part, by declines in U.S. import cargo. Highway volumes decreased due to the loss of agents and greater market softness in certain agents’ business segments.

Logistics Services operating profit for the third quarter of 2008 was $0.9 million, or 15 percent, lower than the third quarter of 2007. Logistics Services operating profit margin decreased from 5.4 percent in 2007 to 4.3 percent in 2008. The decrease in operating profit and the operating profit margin was due to a number of factors, including: lower aggregate volumes; lower provision for bad debt in 2007; and higher general and administrative expenses. These factors were partially offset by higher yields in four of five service lines, and the contribution related to the commencement of MGDS’s operations in 2008 referenced above.

Logistics Services – First nine months of 2008 compared with 2007

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Intermodal revenue	$212.2	$209.8	1%
Highway revenue	124.0	115.9	7%
Total Revenue	$336.2	$325.7	3%
Operating profit	$14.4	$17.2	-16%
Operating profit margin	4.3%	5.3%

Logistics Services revenue for the first nine months of 2008 was $10.5 million, or 3 percent, higher than the same period in 2007. This increase was principally due to an $8.1 million increase in Highway revenue and a $2.4 million increase in Intermodal revenue. Of the $8.1 million increase in Highway revenues, $5.4 million was due to the commencement of MGDS’s warehousing operations in the second quarter of 2008 and the acquisition of PACAM, a regional, warehousing, packaging, and distribution company, during the third quarter of 2008. Additionally, $2.8 million of the revenue increase was due to higher rates, principally fuel surcharges. Highway volumes decreased 7 percent due to the same reasons cited for the quarter. The $2.4 million increase in Intermodal revenue was primarily due to higher revenue from the domestic intermodal carriage resulting from higher rates, principally fuel surcharges, partially offset by a 9 percent decline in Intermodal volumes. The reduction in Intermodal volumes is due to the same reasons cited for the quarter.

Logistics Services operating profit for the first nine months of 2008 was $2.8 million, or 16 percent, lower than the same period in 2007. The decrease in operating profit was due to the same factors cited for the quarter.

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

Real Estate Leasing – Third quarter of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$26.2	$26.3	--
Operating profit	$11.1	$12.2	-9%
Operating profit margin	42.4%	46.4%
Occupancy Rates:
Mainland*	95%	97%	-2%
Hawaii	98%	98%	--
Leasable Space (million sq. ft.):
Mainland*	5.9	3.9	51%
Hawaii	1.3	1.4	-7%

* Excludes Building B at Savannah Logistics Park (approximately 0.3 million sq. ft.), which had not been placed into service as of September 30, 2008. The occupancy percentage includes Republic Distribution Center, which was 47 percent occupied when acquired on September 25, 2008. The occupancy percentage would be 96 percent for the quarter if Republic Distribution Center was excluded.

Real Estate Leasing revenue for the third quarter of 2008, before subtracting amounts presented as discontinued operations, approximated the amount reported for the third quarter of 2007. Revenue from Heritage Business Park and Savannah Logistics Park (Building A) acquired in November 2007 and February 2008, respectively, offset lower revenue due to the sale of properties and lower mainland occupancy. The sales of Boardwalk Shopping Center in Texas and Marina Shores Shopping Center in California were completed in August and September 2008, respectively, and Republic Distribution Center, a 313,000 square-foot logistics warehouse in Texas, was acquired in September 2008.

Operating profit for the third quarter of 2008, before subtracting amounts presented as discontinued operations, was 9 percent lower than 2007, primarily due to lower mainland occupancy related to higher-margin office properties, partially offset by the net improvement in margin resulting from the acquisitions and dispositions described previously, as well as lower general and administrative costs. Real Estate Leasing’s operating profit percentage decreased to 42.4 percent in 2008 from 46.4 percent in 2007, due principally to higher depreciation and lower mainland occupancy previously cited. Depreciation expenses increased primarily due to the sale of a non-depreciable asset (land that was ground leased to a retail tenant) in 2007, and the subsequent tax-deferred reinvestment of sale proceeds into depreciable commercial property.

Leasable space increased by a net 1.9 million square feet in the third quarter of 2008 compared with the third quarter of 2007, due principally to the acquisitions of Heritage Business Park, Savannah Logistics Park, and Republic Distribution Center previously cited. The facility in Savannah consists of two buildings totaling 1.0 million square feet. The first building, Building A, totals approximately 0.7 million square feet and was completed, leased, and placed in service in April 2008. Building B, totaling approximately 0.3 million square feet, has not been placed in service as of September 30, 2008 because the Company plans to construct additional improvements to the facility. Building A is leased to MGDS, a wholly-owned subsidiary of MIL. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MGDS, respectively, are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MGDS for the third quarter of 2008 was approximately $0.8 million. There were no intercompany revenue and expense recorded in the third quarter of 2007. In a separate transaction, MGDS contracted with a major toy manufacturer to provide warehousing and storage services utilizing all of Building A, in the second quarter of 2008.

Real Estate Leasing – First nine months of 2008 compared with 2007

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$82.3	$81.5	1%
Operating profit	$37.6	$39.5	-5%
Operating profit margin	45.7%	48.5%
Occupancy Rates:
Mainland*	96%	97%	-1%
Hawaii	98%	98%	--

* Excludes Building B at Savannah Logistics Park (approximately 0.3 million sq. ft.), which had not been placed into service as of September 30, 2008.

Real Estate Leasing revenue for the first nine months of 2008 was 1 percent higher than the amount reported for the first nine months of 2007. The increase was principally due to the net improvement resulting from acquisitions and dispositions activity cited previously for the quarter, partially offset by lower mainland occupancy. The increase was partially offset by the net effect of a final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center that was received in the first quarter of 2008 and $1.7 million of nonrecurring items recorded in 2007.

Operating profit was 5 percent lower in the first nine months of 2008, compared with the same period in 2007, principally due to higher depreciation expense and lower mainland occupancy. Real Estate Leasing’s operating profit percentage decreased to 45.7 percent in 2008 from 48.5 percent in 2007 due to the same reasons cited previously. Depreciation expenses increased primarily due to the sale of a non-depreciable asset (land that was ground leased to a retail tenant) in 2007, and the subsequent tax-deferred reinvestment of sale proceeds into depreciable commercial property.

Real Estate Sales – Third quarter and first nine months of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Improved property sales	$61.2	$73.6	-17%
Development sales	7.1	4.2	69%
Unimproved/other property sales	8.9	0.7	13	X
Total revenue	$77.2	$78.5	-2%
Operating profit before joint ventures	$25.5	$33.9	-25%
Earnings from joint ventures	0.3	4.0	-93%
Total operating profit	$25.8	$37.9	-32%

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Improved property sales	$73.3	$73.6	--
Development sales	211.8	4.2	50	X
Unimproved/other property sales	10.7	7.6	41%
Total revenue	$295.8	$85.4	3	X
Operating profit before joint ventures	$66.0	$35.7	85%
Earnings from joint ventures	10.3	15.6	-34%
Total operating profit	$76.3	$51.3	49%

The composition of sales in the third quarter and nine months ended September 30, 2008 and 2007 are described below.

2008 Third Quarter: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $77.2 million, and was principally due to the sale of Boardwalk Shopping Center in Texas in August and the sales of Marina Shores Shopping Center in California and a 3.9-acre vacant commercial property in Kahului, Maui in September. Additionally, six residential units and one commercial space at the Company’s Keola La’i residential condominium project on Oahu, one home at the Company’s Keala’ula single-family residential project, and a land parcel on Maui closed during the quarter.

2008 – Nine Months Ended September 30: Revenue for the first nine months of 2008, before subtracting amounts presented as discontinued operations, was $295.8 million and was principally related to the closings of 324 Keola La’i condominium residential units, two mainland shopping centers, Kahului Town Terrace rental apartments and 28 Keala’ula single-family homes on Kauai. Operating profit for the first nine months of 2008 also included joint venture income of $10.3 million, principally related to sales at the Company’s Kai Malu residential joint venture development on Maui and the partial sale of several buildings at the Company’s Centre Pointe retail/office joint venture development in Valencia, California. Additionally, real estate sales operating profit for the first nine months of 2008 included $7.7 million, representing a final insurance settlement for the 2005 fire at Kahului Shopping Center that occurred in the first quarter of 2008.

2007 Third Quarter: Real Estate Sales revenue, before subtracting amounts treated as discontinued operations, was $78.5 million. In the third quarter of 2007, the Company closed the sale of a four-acre land parcel ground leased to a retail tenant in Honolulu and two retail centers on Maui. Closings also commenced Keala’ula, a single-family residential development on Kauai. Operating profit of $37.9 million for the third quarter of 2007 included the margin on the sales referenced above as well as $4.0 million of joint venture earnings, principally representing the Company’s share of earnings related to sales at the Company’s Kai Malu residential joint venture development on Maui.

2007 - Nine Months Ended September 30: Revenue for the first nine months of 2007 included the sales referenced above and first quarter revenue of $6.5 million principally related to the final payment on an installment sale of an agricultural parcel on Kauai. Operating profit for the first nine months of 2007 also included $15.6 million for the Company’s earnings from its real estate joint ventures, generated principally from the Kai Malu and Centre Pointe joint venture projects, partially offset by the Company’s share of marketing and other operating expenses of the Kukui’ula joint venture project.

Real Estate Discontinued Operations – 2008 compared with 2007

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2008 and 2007 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, before tax)	2008	2007	2008	2007
Sales revenue	$69.3	$73.5	$82.5	$73.4
Leasing revenue	$0.9	$3.6	$3.9	$11.0
Sales operating profit	$26.8	$35.0	$34.4	$35.4
Leasing operating profit	$0.5	$2.1	$2.0	$6.3

2008: The revenue and expenses of land previously leased to a telecommunications tenant on Maui, a commercial leased fee parcel on Maui, a multi-tenant residential rental property, and two retail properties on the mainland have been classified as discontinued operations.

2007: The revenue and expenses of land leased to a retail tenant on Oahu, four commercial properties on Maui, and a commercial property in California have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2008 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Revenue and operating profit for the third quarter and the nine months ended September 30, 2007 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2007.

AGRIBUSINESS

The operating results of the Agribusiness segment are highly dependent on a number of factors, including sugar and power volumes and pricing, and the costs of inputs such as labor, fuel, and fertilizers. Weather conditions represent one of the most important factors affecting operating results because weather conditions affect yields, volume of electricity generation, plantings, harvesting, and factory operations. Consequently, operating results from the Agribusiness segment will vary from period to period.

Agribusiness – Third quarter of 2008 compared with 2007

	Quarter Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$37.5	$37.3	1%
Operating loss	$(6.7)	$(3.2)	-109%
Operating profit margin	-17.9%	-8.6%
Tons sugar produced	50,500	58,300	-13%

Agribusiness revenue for the third quarter of 2008 approximated the revenue for the third quarter of 2007. Higher power revenue of $2.5 million, primarily from higher prices, and higher specialty sugar sales of $1.7 million, principally due to higher sales volumes, were offset by lower raw sugar sales of $3.5 million, resulting from lower sales volumes, and by lower molasses revenue of $0.5 million as a result of lower prices.

Operating loss for the third quarter of 2008 increased $3.5 million compared with the third quarter of 2007. The increase in operating loss was principally due to $4.1 million in lower sugar margins that were the result of higher production costs per ton, which is due principally to production volumes that are expected to be lower and operating costs that are expected to be higher for the full year than for 2007. This unfavorable variance was partially offset by $2.5 million in higher power revenue from higher prices and volumes sold.

Agribusiness – First nine months of 2008 compared with 2007

	Nine Months Ended September 30,
(dollars in millions)	2008	2007	Change
Revenue	$96.2	$93.0	3%
Operating profit (loss)	$(6.8)	$0.9	NM
Operating profit margin	-7.1%	1.0%
Tons sugar produced	114,800	130,500	-12%

Agribusiness revenue for the first nine months of 2008 increased $3.2 million, or 3 percent, compared with the same period in 2007. The increase was principally due to $7.1 million in higher power prices and volumes sold and $3.6 million in higher specialty sugar sales volumes, partially offset by $6.0 million in lower bulk raw sugar sales volumes and $1.6 million in lower revenue from trucking, molasses and other operations.

Operating loss for the first nine months of 2008 was $6.8 million compared with an operating profit of $0.9 million for the same period in 2007. The operating loss was primarily due to $10.8 million in lower sugar margins, a result of the same factors noted for the quarter, $1.7 million in lower soil sales, $1.4 million in higher power costs and lower profits from other operations, and $0.9 million in lower molasses sales. This unfavorable variance was partially offset by $7.1 million in higher power revenue from higher prices and volumes sold.

For the year-to-date period, sugar production decreased by 12 percent compared with the same period in 2007 on a comparable number of acres harvested. The decrease in sugar production was principally due to lower yields resulting principally from extended drought periods.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows: Cash Flows from Operating Activities totaled $202 million for the first nine months of 2008, compared with $78 million for the first nine months of 2007. This increase was due principally to proceeds from the sale of 324 residential units and one commercial unit at the Company’s Keola La’i condominium project as well as lower spending on real estate development inventory, partially offset by the payment of higher income taxes and lower Matson earnings in 2008.

Cash Flows used in Investing Activities totaled $140 million for the first nine months of 2008, compared with $87 million used in the first nine months of 2007. The increase in cash used in Investing Activities was due principally to the Company’s acquisition of PACAM for $24 million and a $55 million increase in investments in 2008. The increase in investments included additional investments, totaling $33 million, in the Company’s joint venture projects, as well as approximately $19 million in short-term investments. While capital expenditures increased by $19 million in 2008 when compared to the same period in 2007, the increase was largely offset by $9 million in higher proceeds from the disposal of assets in 2008 that were principally related to the sale of Boardwalk Shopping Center.

Capital expenditures for the first nine months of 2008 totaled $91 million compared with $72 million for the first nine months of 2007. The 2008 expenditures included $51 million for real estate related acquisitions, development and property improvements, $29 million for the purchase of ocean transportation-related assets, and $11 million related to agricultural operations. The $91 million reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows for 2008 excludes $23 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. The 2007 expenditures included $51 million for the purchase of ocean transportation-related assets, $8 million for real estate related acquisitions, development and property improvements, and $13 million related to agricultural operations. The $72 million reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows for 2007 excludes $12 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash Flows used in Financing Activities were $69 million for the first nine months of 2008, compared with $7 million used in the first nine months of 2007. The $62 million increase in cash flows used in Financing Activities was principally due to share repurchases totaling approximately $50 million compared with $12 million for the first nine months of 2007. In addition net debt proceeds were $17 million in the first nine months of 2008 compared with $33 million in 2007.

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

Sources of Liquidity: In September 2008, the Company invested approximately $18.5 million in The Reserve’s Primary Fund (“Fund”). On September 16, 2008, The Reserve froze all redemptions from the Fund due to a high level of redemption requests and announced that the net asset value (“NAV”) per share in the Fund had fallen below $1.00 due to losses on certain underlying assets. Additionally, due to the high volume of redemption requests, The Reserve requested, and was granted, an Order by the Securities and Exchange Commission (“SEC”) to suspend all rights of redemption from the Fund until a plan of liquidation could be determined. As a result of this Order, the Company has not yet been able to gain access to its funds. Accordingly, the Company’s $17.6 million investment in the Fund was reclassified to Prepaid Expenses and Other Assets, net of an accrued $0.9 million loss on its investment, which reflects an estimated decline in NAV to $0.95 per share in the Fund. The actual loss has yet to be determined by The Reserve.

The SEC’s Order granting a suspension on redemptions did not have a material effect on the Company’s liquidity position. The Company has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of September 30, 2008, available borrowings under these facilities totaled $374 million. The Company regularly assesses the strength and liquidity of its lenders and has confidence in its ability to access these funds as needed.

Additionally, funds generated by operating activities continue to be the Company’s primary source of liquidity. These sources of liquidity for the Company consisted of cash and cash equivalents, receivables, and sugar and coffee inventories that totaled $238 million at September 30, 2008, an increase of $27 million from December 31, 2007. The increase was due primarily to $31 million of higher receivable balances and $3 million in higher sugar and coffee inventory balances, partially offset by lower cash balances of $7 million.

Balance Sheet: Working capital was $77 million at September 30, 2008, a decrease of $22 million from the balance at the end of 2007. The decrease in working capital was due primarily to the sale of Keola La’i units that were classified as Real estate held-for-sale, and the subsequent use of a portion of the proceeds for other-than-working-capital purposes. This decrease in working capital was partially offset by an increase in receivables, in part due to receivables related to the PACAM acquisition.

Cash and cash equivalents totaled $10 million at the end of the third quarter compared with $17 million at the beginning of the year. The lower cash balance is due principally to dividends paid, capital expenditures, contributions to joint venture investments, and repurchases of stock, partially offset by cash from operations and debt borrowings.

Other assets increased by $76 million, principally due to a $42 million increase in 1031 proceeds from property sales held in escrow, as well as a $34 million increase related to deferred dry-docking costs and intangible assets acquired through the purchase of PACAM.

Long-term debt, including current portion, totaled $526 million at September 30, 2008 compared with a balance of $509 million at December 31, 2007. The proceeds from debt were used for share repurchases, working capital, and capital expenditures.

Tax-Deferred Real Estate Exchanges: Sales – During the third quarter of 2008, $68 million of proceeds from the sales of Boardwalk Shopping Center, Marina Shores Shopping Center, a 3.9-acre vacant commercial property on Maui, and a 30.5-acre vacant parcel on Maui qualified for potential tax-deferral treatment under Internal Revenue Code Section 1031. During the first nine months of 2008, $82 million of proceeds, including the $68 million referenced for the quarter, from two mainland retail centers, the sale of a leased parcel, a multi-tenant residential rental property, a vacant commercial property, and three non-core land holdings on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – During the third quarter of 2008, approximately $18 million of tax-deferred funds were utilized to purchase the Republic Distribution Center, a 313,000 square-foot logistics warehouse in Texas. During the first half of 2008, the Company utilized $5 million in proceeds from tax-deferred sales and $10 million of Section 1033 tax-deferred condemnation funds to purchase a 1.0 million square-foot, two-building industrial facility in Savannah, Georgia for a purchase price of $48 million. An additional $15 million of the purchase price was funded with tax-deferred proceeds from the sale of Boardwalk Shopping Center, which was sold in the third quarter (through a reverse 1031 exchange)

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2008, there were approximately $48 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: In response to the petitions filed in 2001 to amend the interim instream flow standards (“IIFS”) in 27 East Maui streams, on September 25, 2008, the Commission on Water Resource Management of the State of Hawaii (the “Water Commission”) took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. Over an interim period, which is expected to last at least a year, the Commission will monitor the results of the implementation of the IIFS for the eight streams, and will attempt to further the establishment of IIFS for the remaining 19 East Maui streams. The Company, at this time, is unable to determine the extent to which the Water Commission’s action on all 27 streams will have a material adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, on September 30, 2008, the U.S. District Court judge entered a preliminary order granting summary judgment to the plaintiffs. The District Court will issue an opinion setting forth the basis for the ruling and the relief to be granted. The preliminary order may affect Matson’s right to operate its vessel Mokihana in the domestic trade. Matson does not agree with the decision and will take appropriate action after the opinion is issued. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact of the lawsuit.

As previously reported, the Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 24 such lawsuits that have been filed. On August 13, 2008 and September 10, 2008, all such civil lawsuits were transferred (one of which was transferred conditionally) and consolidated into a consolidated civil lawsuit in the Western District of Washington in Seattle purporting to be a class action. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades. Matson has fully cooperated, and will continue to fully cooperate, with the Department of Justice.

A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2008 is described in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Company operates in multiple industries in domestic and international markets, and its operations are increasingly impacted by regional, national and international economic and market trends. Additionally, a majority of the Company’s operations are centered in Hawaii and the Company’s performance is therefore directly influenced by the fundamentals of the Hawaii economy, which have rapidly and adversely changed due to a number of factors, including trends that have paralleled contraction in the U.S. Mainland economy: a loss of consumer confidence which has multiple manifestations, including significantly lower occupancy levels at hotels, reduced air travel to and from the State, greatly reduced consumer demand for automobiles, home furnishings, and other “big-ticket” discretionary items, and great market uncertainty in the housing sector stemming from tightening credit capacity and a decline in home values. Additionally, sustained and near historic high prices for fuel have served to greatly reduce general economic activity. The above factors have had, and may continue to have, an adverse impact on the Company’s operations, most notably in shipping volume levels to Hawaii and in residential real estate sales in Hawaii.

Starting in mid-2007, in advance of and in anticipation of the above trends, the Company inaugurated a series of company-wide cost containment and revenue optimization initiatives designed to preserve operating margins and cash flow and sustain earnings momentum. Many of these had positive impacts on 2007 earnings and to the Company’s earnings and operations year to date. Some examples of these efforts include: management salary freezes, headcount freezes and fleet redeployment initiatives.

In addition to these proactive, defensive measures, the Company’s short-term and long-term strategic intent is to grow its asset base, earnings streams and cash flow generation prospects by leveraging its core competencies. The Company continues to seek higher-return investments in real estate leasing assets and development projects, and expansion of Matson Integrated Logistics (“MIL”) into new service lines and geographies through acquisitions and expansion of third-party logistics services.

Transportation: Matson’s financial performance in the Hawaii service is directly impacted by the strength of Hawaii’s economy, which has been increasingly affected by the factors cited above. Recent periods have shown acceleration in volume declines. The Company therefore continues to expect that its container volumes in Hawaii for the balance of 2008 will be lower than prior year levels.

The Company’s stevedoring joint venture, SSAT, which operates terminals on the U.S. West Coast, has been, and will continue to be, negatively impacted by a reduction in import volumes from Asia.

Both the ocean shipping and stevedoring businesses are high fixed-cost operations and volume contraction can impact earnings disproportionately. Future performance will be a function of how well the Company and its joint venture partner manage expenses through cost-containment and cost-cutting measures. In the first nine months of the year, the Company was able to offset a portion of the volume-related earnings impact in its Hawaii trade lane through improved yields and better cargo mix, and by capturing efficiencies in its fleet deployment. However, further reductions in fleet capacity are not likely to be possible, thereby making it more difficult to offset further volume declines in the trade.

Performance of the Company’s China service continues to be positive, and the Company realized gains in the rate structure of this highly-regarded service as annual contracts were renewed in May and June. The Company also implemented a fuel recovery mechanism during this contract cycle, as either a percentage of the base rate or as an adjustable fuel charge, which partially mitigated the impact of escalating fuel cost levels. China volumes were negatively impacted in the third quarter by a general softening of import trade volume and modest competitive pressures, but expectations are for relatively full capacity utilization for the balance of the year.

Matson Integrated Logistics has felt the impact of industry-wide volume contraction, which has negatively affected earnings year to date. Given the economic trends cited above, MIL expects volume challenges for the balance of the year. MIL is pursuing new business opportunities and, in the most recent quarter, through its MGDS subsidiary, acquired a regional warehousing and distribution company in the Bay Area of California. The Company expects that this acquisition will provide a platform for growth at MIL, and expects to pursue other acquisitions of regional logistics providers, though timing is unpredictable. Additionally, MGDS executed a multi-year contract with a major toy manufacturer at the Company’s Savannah, Georgia facility earlier in the year, which provides earnings momentum that furthers MIL’s progress toward its goal of becoming a full-service, third-party logistics company.

Real Estate: Strong year-to-date results for the real estate sales segment are principally attributable to the success of the Company’s Keola La’i residential development and to its sale of commercial property holdings in line with the Company’s expressed strategic goal to realize the embedded value of these commercial assets as they reach full potential. At the same time, the Company expects that Hawaii residential real estate markets will continue to soften and will impact sales and closing velocity at on-going developments. In short, the Company has very modest expectations of residential unit sales for the balance of the year.

As a result of the softening real estate environment and dramatic changes to the financial markets, the Company is evaluating the feasibility and capital structure of each of its development projects, including joint venture projects. Action to be taken could include adjustments to the timing and scope of project starts and capital spending, the scaling back or deferral of project infrastructure and amenities to better match slower sales velocity, a reduction in overhead and marketing expenses, and modifications to joint venture agreements.

Commercial real estate markets nationwide have been affected, starting from late 2007, by capital market shifts and moderation in occupancy and tenancy strength, which impacted the performance of the Company’s commercial real estate portfolio in the third quarter of 2008. Despite the general market conditions, the Company’s portfolio occupancy has been sustained at exceptionally high levels (98 and 95 percent in Hawaii and at its U.S. Mainland holdings, respectively) due to its strong asset, tenant and geographic diversification. However, the Company does expect further slackening in tenant demand for space, particularly in its office and retail properties. As a result, the Company expects that occupancy levels, and therefore financial performance, will be impacted by ongoing deterioration in market conditions throughout the U.S.

In addition to development sales, the Company regularly makes dispositions of properties from its commercial portfolio. This allows the Company to capture embedded value created by its property and asset management efforts and provides investment capital for redeployment in assets having higher appreciation potential through efficient, tax-deferred 1031 exchanges. In 2008, the Company has sold a number of commercial properties and expects to sell more of these assets, but notes that the number of dispositions and the prices at which these dispositions materialize could be impacted by the factors cited above.

Agribusiness: The Company’s Agribusiness operations consist of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies.

At the Company’s Hawaiian Commercial & Sugar Company (“HC&S”) operations, production levels have been adversely impacted by extraordinarily dry weather, resulting in a reduction in forecasted production for the year. As a result, HC&S posted a loss in the third quarter and expects an additional loss in the fourth quarter. In response to the disappointing results, HC&S has implemented a comprehensive set of operational enhancements, but, due to the two-year cycle of the sugar crop, the full benefits will not be realized for some time. While the sugar operation generates meaningful financial benefits that accrue to Matson and the Company’s other operating businesses, as well as the Maui community, the Company recognizes that losses on this scale are not sustainable and that further action must be taken to improve the financial performance of the operation.

An important component of the Company’s agribusiness operations is the production and sale of electrical power. In 2008, fuel prices increased significantly from 2007 levels, although decreases have occurred in recent periods. Higher fuel costs result in higher prices (“avoided energy cost”) the Company’s Agribusiness units receive for electricity they sell to their power customers, and, therefore, the Company’s electricity production serves as a partial hedge against the impact of rising fuel costs in the operations of the other components of the Agribusiness segment.   In the third quarter of 2008, HC&S was notified that the Hawaii Public Utilities Commission (“PUC”) had issued a decision that provides for a new methodology of calculating avoided energy costs, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008.  The decision affects the Company's power sales on Maui, but not on Kauai.  If no changes were to occur to the decision or the terms of HC&S's power sales contract with Maui Electric Company ("MECO"), this decision could result in an approximately $6 million annual reduction in HC&S's power revenue and profitability. The Company is currently evaluating its options for challenging the PUC’s decision or negotiating a new power contract with MECO, and the final outcome of these actions cannot yet be determined.

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

Officer and Management Changes: The following management changes occurred between July 1, 2008 and October 15, 2008.

Stanley M. Kuriyama was promoted to president, Alexander & Baldwin, Inc. effective October 1, 2008. Mr. Kuriyama was most recently president and chief executive officer of the A&B Land Group and chief executive officer and vice chairman of A&B Properties, Inc. W. Allen Doane remains chairman and chief executive officer of Alexander & Baldwin, Inc.

James S. Andrasick was appointed chairman, Matson Navigation Company, Inc. effective October 1, 2008. Mr. Andrasick was most recently president and chief executive officer of Matson Navigation Company, Inc.

Matthew J. Cox was promoted to president, Matson Navigation Company, Inc. effective October 1, 2008. Mr. Cox was most recently executive vice president and chief operating officer of Matson Navigation Company, Inc.

Robert K. Sasaki was appointed vice chairman of A&B Properties, Inc. effective October 1, 2008. Mr. Sasaki was most recently president of A&B Properties, Inc.

Norbert M. Buelsing was promoted to president, A&B Properties, Inc. effective October 1, 2008. Mr. Buelsing was most recently executive vice president of A&B Properties, Inc.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In response to the petitions filed in 2001 to amend the interim instream flow standards (“IIFS”) in 27 East Maui streams, on September 25, 2008, the Commission on Water Resource Management of the State of Hawaii (the “Water Commission”) took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. Over an interim period, which is expected to last at least a year, the Commission will monitor the results of the implementation of the IIFS for the eight streams, and will attempt to further the establishment of IIFS for the remaining 19 East Maui streams. The Company, at this time, is unable to determine the extent to which the Water Commission’s action on all 27 streams will have a material adverse effect on the Company’s sugar-growing operations.

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center, on September 30, 2008, the U.S. District Court judge entered a preliminary order granting summary judgment to the plaintiffs. The District Court will issue an opinion setting forth the basis for the ruling and the relief to be granted. The preliminary order may affect Matson’s right to operate its vessel Mokihana in the domestic trade. Matson does not agree with the decision and will take appropriate action after the opinion is issued. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact of the lawsuit.

As previously reported, the Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 24 such lawsuits that have been filed. On August 13, 2008 and September 10, 2008, all such civil lawsuits were transferred (one of which was transferred conditionally) and consolidated into a consolidated civil lawsuit in the Western District of Washington in Seattle purporting to be a class action. Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades. Matson has fully cooperated, and will continue to fully cooperate, with the Department of Justice.

ITEM 6. EXHIBITS

10.b.1.(lxvii)  Executive Transition Agreement, dated August 28, 2008, between James S. Andrasick and Matson Navigation Company, Inc.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: October 24, 2008	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: October 24, 2008	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.b.1.(lxvii)  Executive Transition Agreement, dated August 28, 2008, between James S. Andrasick and Matson Navigation Company, Inc.

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