Form 10-K
period 2008-12-31
ALEXANDER & BALDWIN INC
filed 2009-02-27
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

808-525-6611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	NYSE

Securities registered pursuant to Section 12(g) of the Act:
None

Number of shares of Common Stock outstanding at February 13, 2009:
41,025,935

Aggregate market value of Common Stock held by non-affiliates at June 30, 2008:
$1,840,694,745

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement dated March 12, 2009 (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Selected Financial Data	31

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	107

A.	Directors	107

B.	Executive Officers	107

C.	Corporate Governance	108

D.	Code of Ethics	108

Item 11.	Executive Compensation	109

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	109

Item 13.	Certain Relationships and Related Transactions, and Director Independence	109

Item 14.	Principal Accounting Fees and Services	109

PART IV

Item 15.	Exhibits and Financial Statement Schedules	110

A.	Financial Statements	110

B.	Financial Statement Schedules	110

C.	Exhibits Required by Item 601 of Regulation S-K	110

Signatures		119

Consent of Independent Registered Public Accounting Firm		121

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2008

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

The business industries of A&B are generally as follows:

A.
Transportation - carrying freight, primarily between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports; arranging domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services; and providing terminal, stevedoring and container equipment maintenance services in Hawaii.

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

For information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2008, see Note 13 (“Industry Segments”) to A&B’s financial statements in Item 8 of Part II below.

DESCRIPTION OF BUSINESS AND PROPERTIES

A.           Transportation

(1)           Freight Services

Matson’s Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Roll-on/roll-off service is provided between California and the major ports in Hawaii.

Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii.  Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, packaged foods, household goods and automobiles.  Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, refrigerated containers of fresh pineapple, livestock and dry containers of mixed commodities.  The majority of Matson’s Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

Matson’s Guam Service provides weekly containership freight services between the U.S. Pacific Coast and Guam.  Additional freight destined to and from the Commonwealth of the Marianas Islands, the Republic of Palau and the island of Yap in the Federated States of Micronesia is transferred at Guam to and from connecting carriers for delivery to and from those locations.

Matson’s Micronesia Service offers container and conventional freight service between the U.S. Pacific Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and the islands of Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia.  Cargo is transferred at Guam to a Matson-operated ship that provides consistent, reliable bi-weekly service to and from those islands.  Matson also carries cargo originating in Asia to these islands by receiving cargo transferred from other carriers in Guam.

Matson’s China Service is part of an integrated Hawaii/Guam/China service.  This service employs five Matson containerships in a weekly service that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam.  The vessels continue to China, where they are loaded with cargo to be discharged in Long Beach.  These ships also carry cargo destined to and originating from Guam, the Commonwealth of Northern Marianas, the Republic of Palau and the Republic of the Marshall Islands.

See “Rate Regulation” below for a discussion of Matson’s freight rates.

(2)           Vessels

Matson’s fleet consists of 10 containerships, excluding one containership time-chartered from a third party that serves Micronesia; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge and two container barges equipped with cranes that serve the neighbor islands of Hawaii; and one container barge equipped with cranes that is available for charter.  The 17 Matson-owned vessels in the fleet represent an investment of approximately $1.2 billion expended over the past 30 years.  The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act, 1936, as amended.

In February 2005, Matson entered into a right of first refusal agreement with Aker Philadelphia Shipyard, Inc. (“Aker”), which provides that, after the MV Maunalei was delivered to Matson in 2006, Matson has the right of first refusal to purchase each of the next four containerships of similar design built by Aker that are deliverable before June 30, 2010.  Matson may either exercise its right of first refusal and purchase the ship at an 8 percent discount from a third party’s proposed contract price, or decline to exercise its right of first refusal and be paid by Aker 8 percent of such price.  Matson does not expect to exercise this right because Aker’s order book is filled until 2010 by the construction of product tanker vessels that do not qualify for the discount.  Notwithstanding the above, if Matson and Aker agree to a construction contract for a vessel to be delivered before June 30, 2010, Matson shall receive an 8 percent discount.

Vessels owned by Matson are described on page 4.

As a complement to its fleet, Matson owns approximately 24,200 containers, 14,600 container chassis, 900 auto-frames and miscellaneous other equipment.  Capital expenditures incurred by Matson in 2008 for vessels, equipment and systems totaled approximately $26 million.

(3)           Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu.  Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 373,900 lifts in 2008 (compared with 389,200 in 2007).  The number of lifts decreased primarily due to the softening of the construction and tourism industries, offset by the drydocking of two neighbor island barges in 2007 (the lifts were handled by a third party), which were returned to service in 2008.  The terminal can accommodate three vessels at one time.  Matson Terminals’ lease with the State of Hawaii runs through September 2016.  Matson Terminals also provides container stevedoring and other terminal services to Matson and for other vessels operators on the islands of Hawaii, Maui and Kauai.

SSA Terminals, LLC (“SSAT”), a joint venture of Matson and SSA Marine, Inc. (“SSA”), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company (“MSC”), COSCO, NYK Line and China Shipping.  SSAT operates seven terminals:  two in Seattle, three in Oakland/Richmond and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC, a joint venture shared equally between SSAT and MSC.

Capital expenditures incurred by Matson Terminals in 2008 for terminals and equipment totaled approximately $8 million.

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

Matson Global Distribution Services, Inc. (“Matson Global”) is a wholly-owned subsidiary of Matson Integrated Logistics that principally provides warehousing and distribution services. With the acquisition of a regional warehouse company in Northern California in 2008, Matson Global’s service menu was expanded to include operating a Foreign Trade Zone.  Through Matson Global, Matson Integrated Logistics provides customers with a full suite of domestic and international transportation services.

(5)           Competition

Matson’s Hawaii Service and Guam Service have one major containership competitor, Horizon Lines, Inc., that serves Long Beach, Oakland, Tacoma, Honolulu and Guam.  The Hawaii Service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC, that operates a pure car carrier ship, specializing in the carriage of automobiles and large pieces of rolling stock such as trucks and buses.

Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes, and air cargo service providers.  Although air freight competition is intense for time-sensitive and perishable cargoes, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.  Over the years, additional barge competitors periodically have entered and left the U.S.-Hawaii trades, mostly from the Pacific Northwest.

Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers between three and four sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 180 sailings per year, which is greater than all of its domestic ocean competitors combined.  One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland is between two and three per week with the potential for additional sailings.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

MATSON NAVIGATION COMPANY, INC.
OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers						Vehicles		Molasses
	Official	Year		Speed	Deadweight					Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	20’	24’	40’	45’	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	107	--	1,069	--	300	2,245	--	--	--
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	146	--	924	--	342	1,994	1,323	38	--
MANULANI	1168529	2005	712’ 0”	23.0	29,517	4	--	1,040	128	284	2,372	--	--	--
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	150	--	1,494	--	408	3,138	--	--	--
MANOA	651627	1982	860’ 2”	23.0	30,187	150	--	1,494	--	408	3,138	--	--	3,000
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	4	--	1,190	--	284	2,384	--	--	--
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	424	--	984	--	328	1,992	--	--	--

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	--	202	706	--	270	1,654	44	--	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	74	128	708	--	270	1,644	--	--	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	36	45	789	26	258	1,727	450	85	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	6	--	777	38	246	1,646	761	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	296	--	861	--	188	2,018	--	--	--

Barges
WAIALEALE (2)	978516	1991	345’ 0”	--	5,621	--	--	--	--	36	--	230	45	--
MAUNA KEA (3) (4)	933804	1988	372’ 0”	--	6,837	--	276	24	--	70	379	--	--	--
MAUNA LOA (3)	676973	1984	350’ 0”	--	4,658	24	24	132	8	78	335	--	--	2,100
HALEAKALA (3)	676972	1984	350’ 0”	--	4,658	24	24	132	8	78	335	--	--	2,100

______________________________________________________

(1)	“Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Roll-on/Roll-off Barge.
(3)	Container Barge.
(4)	Formerly named “Islander.”

The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act.  However, foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations provide indirect competition for Matson’s Hawaii Service.  Asia, Australia, New Zealand, Mexico and South Pacific islands have direct foreign-flag services to Hawaii.

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

Matson has operated its China Long Beach Express Service since February 2006.  Matson provides weekly containership service between the ports of Ningbo and Shanghai and the port of Long Beach.  Enroute to China, the ships stop at Honolulu, then Guam, carrying cargo destined to those areas.  From Honolulu, connecting service is provided to other ports in Hawaii.  From Guam, connecting service is provided to other Pacific islands.  The ships then continue from Guam to the ports of Ningbo and Shanghai, and return directly to Long Beach.  Major competitors in the China Service include well-known international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai and NYK Line.  Matson competes by offering the fastest and most reliable freight availability from Shanghai to Long Beach, providing fixed Sunday arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient U.S. flag ships and providing state-of-the-art technology and world-class customer service.  Matson operates offices in Shanghai and Ningbo, and has contracted with terminal operators in both locations.

Matson Integrated Logistics competes with thousands of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and arenas of expertise. At a national level, Matson Integrated Logistics competes most directly with C.H. Robinson Worldwide and the Hub Group. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions. Additionally, while Matson Integrated Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

(6)           Labor Relations

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  In the last 38 years, only once-in 2002, when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast-has Matson’s operations been disrupted significantly by labor disputes.  See “Employees and Labor Relations” below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multiemployer pension plans to which Matson and Matson Terminals contribute.

(7)           Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”).  Matson raised its rates in its Hawaii and Guam services, effective January 6, 2008 and January 27, 2008, respectively, by $75 per westbound container and $40 per eastbound container and its terminal handling charges by $125 per westbound container and $60 per eastbound container.  Increases in bunker fuel prices and other energy-related costs caused Matson to raise its fuel-related surcharge from 29 percent to 31.5 percent in its Hawaii and Guam services, effective February 4, 2008; to 33.75 percent in its Hawaii and Guam services, effective April 6, 2008; to 38.25 percent in its Hawaii service and to 39.75 percent in its Guam service, effective July 13, 2008; and to 42.25 percent in its Hawaii service and to 43.75 percent in its Guam service, effective August 31, 2008.  As a result of subsequent declines in bunker fuel prices, Matson decreased its fuel related surcharge to 37.5 percent in its Hawaii service and to 39 percent in its Guam service, effective September 21, 2008; to 33 percent in its Hawaii service and to 34.5 percent in its Guam service, effective October 12, 2008; to 27 percent in its Hawaii service and 28.5 percent in its Guam service, effective October 19, 2008; to 25 percent in its Hawaii service and to 26.5 percent in its Guam service, effective November 2, 2008; to 19.5 percent in its Hawaii service and to 21 percent in its Guam service, effective November 16, 2008; and to 15 percent in its Hawaii service and to 16.5 percent in its Guam service, effective November 30, 2008.  Matson raised its rates in its Hawaii service, effective January 4, 2009, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $175 per westbound container and $90 per eastbound container.  Matson raised its rates in its Guam service, effective February 1, 2009, by $120 per westbound and eastbound container and its West Coast terminal handling charge by $175 for westbound and eastbound containers.  Effective in March 2009, Matson will implement a new crane surcharge of $125 per container to help recover costs associated with the purchase and operation of three gantry cranes in the port of Guam.  Matson’s China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  No such zone of reasonableness applies under FMC regulation.

B.           Real Estate

(1)           General

As of December 31, 2008, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 89,240 acres, consisting of approximately 88,790 acres in Hawaii and approximately 450 acres on the U.S. Mainland, as follows:

Location	No. of Acres

Maui	68,265
Kauai	20,500
Oahu	25
TOTAL HAWAII	88,790

California	107
Texas	164
Georgia	63
Utah	35
Arizona	30
Nevada	21
Colorado	17
Washington	13
TOTAL MAINLAND	450

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes.  A portion of these lands is used or planned for development or other urban uses.  An additional 2,770 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in the tables.  In addition, the tables do not include acreage under joint venture development.

Current Use	No. of Acres

Hawaii
Fully entitled Urban (defined below)	745
Agricultural, pasture and miscellaneous	58,840
Watershed/conservation	29,205

U.S. Mainland
Fully entitled Urban	450
TOTAL	89,240

A&B and its subsidiaries are actively involved in the entire spectrum of real estate development and ownership, including planning, zoning, financing, constructing, purchasing, managing and leasing, selling and exchanging, and investing in real property.

(2)           Planning and Zoning

The entitlement process for development of property in Hawaii is complex, time-consuming and costly, involving numerous State and County regulatory approvals.  For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

•	amendment of the County general plan to reflect the desired residential use;

•	approval by the State Land Use Commission to reclassify the parcel from the Agricultural district to the Urban district; and

•	County approval to rezone the property to the precise residential use desired.

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

From 2004 to 2007, A&B sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and four bulk parcels:  MF-4 (10.5 acres), MF-15 (9.4 acres), MF-5 (8.4 acres) and MF-9 (30.2 acres), along with a three-acre business parcel within the 10.4-acre MF-11 parcel and a 4.6-acre portion of the 15.6-acre B I & II parcel.  The joint venture development of Kai Malu on the 25-acre MF-8 parcel is described below.  In 2008, construction was completed on 12 single-family lots at MF-11 (7.4 net acres) and construction commenced on nine half-acre estate lots at MF-19 (6.7 acres), with completion expected in mid-2009.  Planning, design and permitting activities are currently underway for the 13.0-acre MF-7 parcel, planned for 75 multi-family units; the 13-acre SF-8 parcel, to meet affordable housing requirements for various Wailea projects; and the 13.7-acre MF-10 parcel, planned for a 65,000-square-foot commercial center, nine single-family lots fronting the Blue Course, and a 36-unit condominium project.

(b)           Kai Malu at Wailea.  In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit.  Sales commenced in 2006 and a total of 135 units have closed as of December 31, 2008, including 27 units that closed in 2008.

(c)           Haliimaile Subdivision.  A&B’s application to rezone 63 acres and amend the community plan for the development of a 150- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005.  In 2006, onsite infrastructure design work was submitted to County agencies, and design approval is anticipated in 2009.

(d)           Kane Street Development.  Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului.  Construction documents were completed and building permit applications were submitted to the County in August 2006.  Due to market conditions, the phasing of this project is currently under consideration.

(e)           Kahului Town Center.  The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units, as well as approximately 240,000 square feet of retail/office space.  In 2008, construction plans for offsite and onsite civil improvements and Phase I vertical improvements (86,000 square feet of commercial space) were submitted to the County.  In light of market conditions, the timing of the start of construction is being reevaluated.

Kauai:

(f)           Kukui`ula.  In April 2002, A&B entered into a joint venture with an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units.  In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements.  Offsite construction commenced in 2005 and onsite infrastructure work commenced in 2006.  Mass grading commenced in 2007 and the resort core grading was completed in January 2008.  In 2008, construction was completed on two major roadways, subdivision improvements for parcels Y (88 lots) and M1/M4 (35 lots), and the first three holes of the golf course.  Construction also commenced on parcel M2/M3 (55 lots) and vertical construction of the project’s plantation club and spa.  Construction also continued on water systems and the project’s commercial center.  As of December 31, 2008, a total of 80 lots have closed, including 13 lots in 2008. The capital contributed by A&B to the joint venture, including the value of land initially contributed, was $101 million as of December 31, 2008. Construction work on infrastructure and amenities is ongoing and being phased to better match the expected pace of growth in the community, without impacting the long-term vision and quality of the project.

(g)           Port Allen.  This project covers 17 acres in Port Allen, and is planned for 75 condominium units and 58 single-family homes.  In 2008, construction was completed on the 58 homes.  As of year-end 2008, 56 homes had closed, including 30 closings in 2008.  The construction of the condominium units has been deferred pending market recovery.

Oahu:

(h)           Keola La`i.  In 2008, A&B completed construction of a 42-story condominium project near downtown Honolulu, consisting of 352 residential units, averaging 970 square feet, and four commercial units.  Closings commenced in February 2008 and, as of year-end 2008, 330 residential units and two commercial units had closed.

(i)           Waiawa.  In August 2006, A&B entered into a joint venture agreement with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu.  The venture will act as land developer for the master planned community and homebuilder for approximately 5,000 residential units. Due to current market conditions and higher projected construction costs, A&B is working with the venture partner and landowner on alternative development arrangements.

Big Island of Hawaii:

(j)           Ka Milo at Mauna Lani.  In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii.  The project is planned for 37 single-family units and 100 duplex townhomes.  A total of 27 units were constructed in 2007 and 2008 and, as of year-end 2008, 12 units had closed, including six units closing in 2008.  Due to current market conditions, construction of the remaining units in the project have been deferred.

U.S. Mainland:

(k)           Santa Barbara Ranch.  In November 2007, the Company entered into a joint venture with Vintage Communities, LLC, a residential developer headquartered in Newport Beach, California, for the planned development of a 1,040-acre exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara.  The joint venture partner is continuing planning and entitlement work, but due to current economic conditions, A&B has suspended further investment in the project, and a $3.0 million impairment was recognized at year-end.

(4)           Commercial Properties

An important source of property revenue is the lease rental income A&B receives from its portfolio of commercial income properties, currently consisting of approximately 7.9 million leasable square feet of commercial building space.

(a)           Hawaii Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.3 million square feet of leasable space.  Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on the island of Kauai.  The average occupancy for the Hawaii portfolio was 98 percent in 2008, unchanged from 2007.  In 2008, A&B sold Kahului Town Terrace, a 72-unit residential rental property, and six parcels within A&B’s Triangle Square development in Kahului, Maui.

The primary Hawaii commercial properties owned as of year-end 2008 are as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Maui Mall	Kahului, Maui	Retail	186,300
Mililani Shopping Center	Mililani, Oahu	Retail	180,300
Pacific Guardian Complex	Honolulu, Oahu	Office	143,300
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	127,500
P&L Warehouse	Kahului, Maui	Industrial	104,100
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,600
Hawaii Business Park	Pearl City, Oahu	Industrial	85,200
Wakea Business Center II	Kahului, Maui	Industrial/Retail	61,500
Kunia Shopping Center	Waipahu, Oahu	Retail	60,600
Kahului Office Building	Kahului, Maui	Office	57,700
Triangle Square	Kahului, Maui	Retail	42,900
Kahului Office Center	Kahului, Maui	Office	32,900
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Kahului Shopping Center	Kahului, Maui	Retail	18,600
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,100

Other commercial projects under development in Hawaii are discussed below:

              (i)Maui Business Park II.  In May 2008, A&B received final zoning approval for 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial.  The zoning change approval is subject to various conditions, such as providing land for affordable housing and a wastewater treatment plant.  In 2008, design and engineering of the infrastructure commenced and subdivision applications were filed with the County.

              (ii)Kukui`ula Village.  In August 2007, the Company entered into a joint venture with DMB Kukui`ula Village LLC, for the development of Kukui`ula Village, a planned 91,700-square-foot commercial center located at the entrance to the Kukui`ula project.  Vertical construction commenced in 2008, and the center is planned to be completed in 2009.  The center is 55 percent leased, but leasing has slowed due to softening economic conditions.

(b)           U.S. Mainland Properties

On the U.S. Mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031.  In August and September 2008, respectively, A&B completed the sale of Boardwalk, a 184,600-square-foot shopping center in Round Rock, Texas and Marina Shores, a 67,700-square-foot shopping center in Long Beach, California.  In November 2008, A&B completed the sale of Venture Oaks, a 103,700-square-foot office complex in Sacramento, California.  In February 2008, A&B acquired Savannah Logistics Park, a two-building, 1.0-million-square-foot logistics/industrial facility in Savannah, Georgia.  Building A (710,800 square feet) is included in the listing below, but the second building (324,800 square feet) is included as a development property until March 2009 and is not included in the listing below.  In September 2008, A&B acquired Republic Distribution Center, a 312,500-square-foot industrial facility in Pasadena, Texas.  In December 2008, A&B completed its acquisition of Midstate 99 Distribution Center, a four-building, 790,400-square-foot industrial facility in Visalia, California.  As of year-end 2008, A&B’s mainland portfolio included approximately 6.6 million square feet of leasable area, as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Heritage Business Park	Dallas, TX	Industrial	1,316,400
Ontario Distribution Center	Ontario, CA	Industrial	898,400
Midstate 99 Distribution Center	Visalia, CA	Industrial	790,400
Savannah Logistics Park (Bldg. A)	Savannah, GA	Industrial	710,800
Sparks Business Center	Sparks, NV	Industrial	396,100
Republic Distribution Center	Pasadena, TX	Industrial	312,500
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Valley Freeway Corporate Park	Kent, WA	Industrial	228,200
1800 and 1820 Preston Park	Plano, TX	Office	198,600
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,200
San Pedro Plaza	San Antonio, TX	Office/Retail	171,900
2868 Prospect Park	Sacramento, CA	Office	162,900
Concorde Commerce Center	Phoenix, AZ	Office	140,700
Arbor Park Shopping Center	San Antonio, TX	Retail	139,500
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
San Jose Avenue Warehouse	City of Industry, CA	Industrial	126,000
Southbank II	Phoenix, AZ	Office	120,800
Village at Indian Wells	Indian Wells, CA	Retail	104,600
Broadlands Marketplace	Broomfield, CO	Retail	103,900
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,000

A&B’s mainland commercial properties maintained an average occupancy rate of 95 percent in 2008, compared to 97 percent in 2007.

A&B’s mainland joint venture commercial developments are summarized below:

              (i)Crossroads Plaza.  In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California.  The property was acquired in August 2004.  The sale of a pad site building closed in 2007, and construction of the center was substantially completed in 2008.  Current occupancy is 56 percent.

              (ii)Centre Pointe Marketplace.  In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC for the development of a 105,700-square-foot retail center on a 10.2-acre parcel in Valencia, California.  The sale of several pad site buildings closed in 2007. Vertical construction was substantially completed in 2008, with five of seven buildings closed in 2008 and the two remaining buildings expected to be sold in 2010.

              (iii)Bridgeport Marketplace.  In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8-acre parcel in Valencia, California.  The parcel was subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel sold to a church in 2007, and a 15.5-acre parcel for the development of a 130,000-square-foot retail center.  Vertical construction of the center commenced in 2007 and is nearing completion with 98 percent of the retail and office space under binding leases.

              (iv)Bakersfield - Panama Grove.  In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California.  The parcel was acquired in November 2006.  Development plans currently are on hold due to current economic conditions.

              (v)Palmdale Trade & Commerce Center.  In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia.  The parcel was contributed to the venture in 2008.  Due to current market conditions, the venture is reevaluating the product design and timing of development.

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

HC&S is Hawaii’s largest producer of raw sugar, producing approximately 145,200 tons of raw sugar in 2008, or about 75 percent of the raw sugar produced in Hawaii for the year (compared with 164,500 tons, or about 80 percent, in 2007).  The primary reason for the decline in sugar production has been the unprecedented continuing drought conditions affecting the island of Maui.  In 2008, HC&S had the lowest East Maui water deliveries on record since the Company first began recording deliveries in 1925.  Moreover, the two-year period beginning in 2007, and extending through 2008, marked two consecutive years of the lowest rainfall recorded.  A chronic lack of water that has extended throughout the crop’s lifecycle has had serious adverse impacts on crop yields.  HC&S harvested 16,961 acres of sugar cane in 2008 (compared with 16,895 in 2007).  Yields averaged 8.6 tons of sugar per acre in 2008 (compared with 9.7 in 2007).  As a by-product of sugar production, HC&S also produced approximately 52,200 tons of molasses in 2008 (compared with 51,700 in 2007).

In 2008, approximately 27,500 tons of sugar (compared with 21,200 tons in 2007) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.  A multi-phase expansion of the production facilities for these sugars was completed in early 2008.

During 2008, Kauai Coffee had approximately 3,000 acres of coffee trees under cultivation.  The 2008 harvest yielded approximately 3.0 million pounds of green coffee, compared with 2.5 million pounds in 2007.  The preliminary mix of green coffee has resulted in a slightly higher percentage of specialty and commodity green beans and a lower percentage of mid-grade green beans than in 2007.

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

(2)           Marketing of Sugar and Coffee

Approximately 81 percent of the bulk raw sugar produced by HC&S in 2008 was purchased by C&H Sugar Company, Inc. (“C&H”).  C&H processes the raw cane sugar at its refinery at Crockett, California, and markets the refined products primarily in the western and central United States.

The remaining 19 percent of the raw sugar was used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels.  HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” products.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative consisting of two sugar cane growers in Hawaii (including HC&S), has a supply contract with C&H, ending in December 2009.  HS&TC has the option to extend this supply contract by an additional year.  Pursuant to the supply contract, the growers sell their raw sugar to C&H at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring.  This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S.  Notwithstanding the supply contract, HC&S arranged directly with C&H for the forward pricing of a portion of its 2008 harvest, as described in Item 7A (“Quantitative and Qualitative Disclosures About Market Risk”) of Part II below.  The other member of HS&TC has announced that it plans to withdraw from the sugar-growing business later this year.  HC&S and the withdrawing member will need to resolve issues relating to such withdrawal from HS&TC.

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

The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices.  The current legislation is the Food Conservation and Energy Act of 2008, which expires on December 31, 2012 (“2008 Farm Bill”).  The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program.  The TRQ system limits imports from countries other than Canada and Mexico by allowing only a quota amount to enter the U.S. after payment of a relatively low tariff.  A higher, over-quota tariff is imposed for imported quantities above the quota amount.  Also, a new but limited sucrose ethanol program was added in 2008, which allows sugar to be diverted into ethanol when the market is deemed to be oversupplied.

The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers.  A loan rate (support price) of 18 cents per pound (“c/lb”) for raw cane sugar is in effect for the 2008 crop.  The loan rate increases by .25 c/lb each year up to 18.75 c/lb for 2011 and 2012 (the last year of the bill).  The supply agreement between HS&TC and C&H provides for a floor minimum price that is based on the loan rate.

In 2005, the U.S. approved a trade pact with Central America and the Dominican Republic, known as the Central America-Dominican Republic-United States Free Trade Agreement.  In 2006, the first year of the agreement, additional sugar market access for participating countries amounted to about 1.2 percent of current U.S. sugar consumption (107,000 metric tons), which will grow to about 1.7 percent (151,000 metric tons) in its fifteenth year.

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994.  This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico.  Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated.  In addition, many tariffs were eliminated immediately, while others were phased out over periods of 5 to 15 years with full elimination having begun January 1, 2008.  Starting in 2008, Mexico can ship an unlimited quantity of sugar duty-free to the U.S. each year, even though the U.S. sugar market is already oversupplied.

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

(4)           Coffee Competition and Prices

Kauai Coffee competes with coffee growers located worldwide, including in Hawaii.  Coffee commodity prices have been strong for the past several years.  The market for specialty coffee in the United States is very competitive.  Because of its quality and branding, Kauai Coffee has been successful at selling most of its coffee at a premium, above commodity market prices.  Kauai Coffee has long-term, repeat customers that account for the bulk of its sales, though there is strong competition and the contracts are subject to renegotiation each year.

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

(5)           Properties and Water

The HC&S sugar plantation, the largest in Hawaii, consists of approximately 43,300 acres, including a small portion of leased lands.  Approximately 34,700 acres are under cultivation, and the balance is leased to third parties, is not suitable for cane cultivation, or is used for plantation purposes such as roads, reservoirs, ditches and plant sites.

On Kauai, approximately 3,000 acres are cultivated by Kauai Coffee.

The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the State constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the State’s agricultural self-sufficiency, and assure the availability of agriculturally suitable lands.  In 2008, the Legislature passed a package of incentives, which is necessary to trigger the IAL system of land designation.  The Company is now in the process of filing voluntary petitions to designate lands on Maui and Kauai as IAL.

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

D.           Employees and Labor Relations

As of December 31, 2008, A&B and its subsidiaries had approximately 2,160 regular full-time employees.  About 969 regular full-time employees were engaged in the agribusiness segment, 1,069 were engaged in the transportation segment, 51 were engaged in the real estate segment, and the remaining were in administration.  Approximately 49 percent were covered by collective bargaining agreements with unions.

At December 31, 2008, the active Matson fleet employed seagoing personnel in 223 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.  Approximately 22 percent of Matson’s regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

Historically, collective bargaining with longshore and seagoing unions has been complex and difficult.  However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s agreements with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2008 through June 2013 without service interruption.  Contracts that Matson has with the American Radio Association expire on June 15, 2009.  Contracts that Matson has with the Masters, Mates & Pilots (“MM&P”) and the Marine Engineers Beneficial Association (“MEBA”) for ships built prior to 2003 expire on June 15, 2009.  Negotiations will commence in May 2009 for the contracts expiring in June 2009.  Contracts that Matson has with MM&P and the MEBA for ships built after 2003 include provisions for a wage reopener with negotiations completed by August 15, 2009.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports.  Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A new six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, was negotiated in 2008 without significant disruption and will expire on July 1, 2014.  Matson Terminals provides stevedoring and terminal services to Matson and other vessel operators calling at Honolulu and on the islands of Hawaii, Maui and Kauai.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  The ILWU contract in Hawaii expired on June 30, 2008.  Negotiations commenced in the spring of 2008 and recently concluded.  Matson has signed six-year agreements with each of the ILWU units.  The current contracts will expire on June 30, 2014.

During 2008, Matson renewed its collective bargaining agreement with ILWU clerical workers at Honolulu and Oakland through June 2014 without service interruption.

During 2008, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  In the event that any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees.  For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 9 (“Employee Benefit Plans”) to A&B’s financial statements in Item 8 of Part II below.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU.  The agreements with the HC&S production unit employees and clerical bargaining unit employees covering approximately 640 workers, expired on January 31, 2009, and are being renegotiated.  The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU.  Both agreements were renegotiated.  The bulk sugar employees agreement expires on June 30, 2014, and the agreement with all other employees expires on March 31, 2009, with renegotiations expected to begin in spring of 2009.  There are two collective bargaining agreements with KCC employees represented by the ILWU.  These agreements were also renegotiated and expire on April 30, 2010.  There is a collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee.  This contract was renegotiated in 2007 and will expire on January 31, 2010.

E.           Energy

Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2008, Matson vessels purchased approximately 2.0 million barrels of residual fuel oil (compared with 2.3 million barrels in 2007).

Residual fuel oil prices paid by Matson in 2008 started at $77.67 per barrel and ended the year at $43.06.  The low for the year was $34.48 per barrel in November and the high was $126.57 in August.  Sufficient fuel for Matson’s requirements is expected to be available in 2009.

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations.  In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced.  HC&S also generates a limited amount of hydroelectric power.  To the extent it is not used in A&B’s factory operations, HC&S sells electricity.  In 2008, HC&S produced and sold, respectively, approximately 211,000 MWH and 91,300 MWH of electric power (compared with 218,000 MWH produced and 94,000 MWH sold in 2007).  The decrease in power sold was due to drought conditions, which hindered hydro power produced and increased the use of power for irrigation pumping.  HC&S’s use of oil in 2008 of 26,600 barrels was 14 percent less than the 31,100 barrels used in 2007.  The decrease was due to a supply shortage of low-cost, recycled motor oil.  Coal used for power generation was 96,400 short tons, about 28,300 tons more than that used in 2007.  More coal was required because less bagasse was produced due to a smaller crop, and some of the coal had a lower heat value, requiring more tons to produce the same level of heat.

In 2008, McBryde produced approximately 32,000 MWH of hydroelectric power (compared with approximately 31,800 MWH in 2007).  To the extent it is not used in A&B’s coffee operations, McBryde sells electricity to Kauai Island Utility Cooperative.  Power sales in 2008 amounted to approximately 23,700 MWH (compared with 21,200 MWH in 2007).

In the third quarter of 2008, HC&S was notified that the Hawaii Public Utilities Commission (“PUC”) had issued a decision that provides for a new methodology of calculating avoided energy costs, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008.  The decision affects the Company's power sales on Maui, but not on Kauai.  If no changes were to occur to the decision or the terms of HC&S's power sales contract with Maui Electric Company (“MECO”), this decision could result in an approximately $6 million annual reduction in HC&S's power revenue and profitability.  The Company is currently evaluating its options for a reconsideration or reversal of the PUC’s decision or for negotiating a new power contract with MECO, and the final outcome of these actions cannot yet be determined.

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

ITEM 1A.  RISK FACTORS

The business of A&B and its subsidiaries (collectively, the “Company”) faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in the Company’s filings with the SEC.  The risks described below are not the only risks that the Company faces, nor are they necessarily listed in order of significance.  Other risks and uncertainties may also impair its business operations.  Any of these risks may have a material adverse effect on the Company’s business, liquidity, financial condition, results of operations and cash flows.  All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Changes in U.S., global, or regional economic conditions that result in a further decrease in consumer confidence or market demand for the Company’s services and products in Hawaii, the U.S. Mainland, Guam or Asia may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A continuation or further weakening of the U.S., Guam, Asian or global economies may adversely impact the level of freight volumes, freight rates, and real estate leasing and development activity. Within the U.S., a continuation or further weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, and/or the further weakening of consumer confidence, market demand or the economy in the U.S. Mainland, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes and/or rates, the sale of Hawaii real estate to mainland buyers, and the real estate leasing and development markets. In addition, continued overcapacity in the global ocean transportation market may adversely affect freight volumes and/or rates in the Company’s China service. Additionally, a change in the cost of goods or currency exchange rates may cause these adverse effects as well.

The Company may face new or increased competition.

The Company’s transportation segment may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of ships or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and/or rates.  See also discussion under “Business and Properties - Transportation - Competition” above.

For the Company’s real estate segment, there are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties.  Increased vacancies or lack of development opportunities may lead to a deterioration in results from the Company’s real estate business.

The Company’s significant operating agreements and leases could be replaced.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting future revenue generation.  For example, the Company’s agribusiness segment sells substantially all of its bulk raw sugar through the cooperative HS&TC, which has a supply contract with C&H Sugar Company, Inc., ending in December 2009. Replacement of this supply contract on less favorable terms to the Company may adversely affect the Company’s sugar business.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect the Company’s real estate business.

During 2008, the financial industry continued to experience significant instability due to, among other things, declining property values and increasing defaults on loans. This has led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and tighter loan qualifications will make it more difficult for borrowers to finance the purchase of units in the Company’s residential projects. The tightening of credit in the commercial markets may adversely affect the Company’s ability to secure construction and/or other financing for the Company’s residential and commercial projects, working capital requirements, and/or investment needs. The absence of financing for buyers of commercial properties will make it significantly more difficult for the Company to sell commercial properties and will negatively impact the sales prices and other terms of such sales. Additionally, continuation or worsening of the liquidity crisis may impact the Company in other ways, including the credit or solvency of customers, vendors, or joint venture partners, and the ability of partners to fund their equity obligations to the joint venture.

A downgrade in the Company’s credit rating or disruptions on the credit markets could restrict its ability to access the debt capital markets and/or increase the cost of debt.

Changes in the Company’s credit ratings may ultimately impact the Company’s ability to access debt in the private or public market and may also increase its borrowing costs. If the Company’s credit ratings fall below investment grade, its access to the debt capital markets may become restricted. Furthermore, the tightening in the credit markets and the low level of liquidity in the financial markets resulting from the current turmoil in the financial industry may adversely affect the Company’s ability to access the debt capital markets or to renew its committed lines of credit in the future and/or increase the Company’s cost of capital. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, continued volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation), could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in interest rates if the Company’s ratings are downgraded.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include the maintenance of minimum shareholders’ equity levels, a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes, and the maintenance of a minimum unencumbered property investment value. If the Company does not maintain the required covenants, and that breach of covenants is not cured timely or waived by the lenders, resulting in default, the Company’s access to credit may be limited or terminated, and the lenders could declare any outstanding amounts due and payable.

The Company is subject to potential insolvency of insurance carriers.

The Company purchases a variety of insurance products to transfer financial risk. Accordingly, the Company is subject to the risk that one or more of the insurers may become insolvent and would be unable to pay one or more claims that may be made in the future.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

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

Noncompliance with, or changes to, federal, state or local law or regulations may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, government administration of the U.S. sugar program, environmental regulations including those relating to air quality initiatives at port locations, and cabotage laws.  Noncompliance with, or changes to, the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition. For example, if the Jones Act and the regulations promulgated thereunder were repealed, amended, or otherwise modified, non-U.S. competitors with significantly lower costs may consequently enter any of the Jones Act routes or the Company’s business may be significantly altered, all of which may have an adverse effect on the Company’s shipping business. In addition, changes in federal, state and local environmental laws impacting the shipping business, including passage of climate change legislation or other regulatory initiatives in the United States that restrict emissions of greenhouse gasses, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.  The real estate segment is subject to numerous federal, state and local laws and regulations, which, if changed, may adversely affect the Company’s business. The agribusiness segment is subject to the federal government’s administration of the U.S. sugar program, such as the 2008 Farm Bill, and the Hawaii Public Utilities Commission’s regulation of avoided energy cost rates paid to the Company in connection with it sale of electric power, and the Company may be adversely affected by any changes.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company’s operations.

As of December 31, 2008, the Company had approximately 2,160 regular full-time employees, of which approximately 49 percent were covered by collective bargaining agreements with unions. The Company’s transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.  For example, in its real estate segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

The loss of or damage to key vendor and customer relationships may adversely affect the Company’s business.

The Company’s business is dependent on its relationships with key vendors, customers and tenants. The ocean transportation business relies on its relationships with freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies are important in the Company’s intermodal business. For agribusiness, HC&S’s relationship with C&H Sugar Company, Inc. is critical. The loss of or damage to any of these key relationships may affect the Company’s business adversely.

Interruption or failure of the Company’s information technology and communications systems could impair the Company’s ability to operate and adversely affect its business.

The Company is highly dependent on information technology systems. For example, in the transportation segment, these dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions.  The Company may experience failures caused by the occurrence of a natural disaster, or other unanticipated problems at the Company’s facilities. Any failure of the Company’s systems could result in interruptions in its service or production, reductions in its revenue and profits and damage to its reputation.

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

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, thereby adversely affecting Hawaii’s economy and the Company.  Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company’s shipping operations or real estate holdings, or may cause the U.S. government to take control of Matson’s vessels for military operation.  Heightened security measures are likely to slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company’s business and results of operations.

Loss of the Company’s key personnel could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect its future operating results because of such employee’s experience and knowledge of its business and customer relationships. If key employees depart, the Company may have to incur significant costs to replace them, and the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not expect to maintain key person insurance on any of its key personnel.

The Company is involved in joint ventures and is subject to risks associated with joint venture relationships.

The Company is involved in joint venture relationships, and may initiate future joint venture projects. A joint venture involves certain risks such as:

•	the Company may not have voting control over the joint venture;
•	the Company may not be able to maintain good relationships with its venture partners;
•	the venture partner at any time may have economic or business interests that are inconsistent with the Company’s;
•
the venture partner may fail to fund its share of capital for operations and development activities, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company;

•	the joint venture or venture partner could lose key personnel; and
•	the venture partner could become insolvent, requiring the Company to assume all risks and capital requirements related to the joint venture project.

In connection with its real estate joint ventures, the Company is sometimes asked to guarantee completion of a joint venture’s construction and development of a project, or to indemnify a third party serving as surety for a joint venture’s bonds for such completion. If the Company were to become obligated under such arrangement, the Company may be adversely affected.

For information regarding certain recent developments involving the Kukui'ula project, see “Business Outlook” in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Form 10-K.

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.  As a real estate developer, the Company may face warranty and construction defect claims, as described below in the “Real Estate” section of this “Risk Factors” item.  For a description of significant legal proceedings involving the Company, including proceedings involving the Company’s irrigation systems on Maui, and a grand jury subpoena served on Matson on April 21, 2008 and subsequently filed civil lawsuits purporting to be class actions in which the Company and Matson are named as defendants, and which allege violations of the antitrust laws and seek treble damages and injunctive relief, see “Legal Proceedings” below.

TRANSPORTATION

The Company is subject to risks associated with conducting business in a foreign shipping market.

The Company, through Matson’s Hawaii/Guam/China service, is subject to risks associated with conducting business in a foreign shipping market, which include:

•	challenges in operating in a foreign country and doing business and developing relationships with foreign companies;
•	difficulties in staffing and managing foreign operations;
•	legal and regulatory restrictions, including compliance with Foreign Corrupt Practices Act;
•	global vessel overcapacity that may lead to decreases in volumes and/or shipping rates;
•	competition with established and new shippers;
•	currency exchange rate fluctuations;
•	political and economic instability;
•	protectionist measures that may affect the Company’s operation of its wholly-owned foreign enterprise; and
•	challenges caused by cultural differences.

Any of these risks has the potential to adversely affect the Company’s operating results.

Compliance with environmental laws and regulations may adversely affect the Company’s business.

The Company’s vessel operations are subject to various federal, state and local environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Clean Water Act, the Invasive Species Act and the Clean Air Act. Continued compliance with these laws and regulations may result in additional costs and changes in operating procedures that may adversely affect the Company’s business.

Acquisitions may have an adverse effect on the Company’s business.

The Company’s growth strategy includes expansion through acquisitions.  Acquisitions may result in difficulties in assimilating acquired companies, and may result in the diversion of the Company’s capital and its management’s attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

The Company’s logistics services are dependent upon third parties for equipment, capacity and services essential to operate the Company’s logistics business, and if the Company fails to secure sufficient third party services, its business could be adversely affected.

The Company’s logistics services are dependent upon rail, truck and ocean transportation services provided by independent third parties. If the Company cannot secure sufficient transportation equipment, capacity or services from these third parties at a reasonable rate to meet its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. As a result, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

The loss of several of the Company’s major customers could have an adverse effect on the revenue and business of the Company’s logistics business.

The Company’s logistics business derives a significant portion of its revenues from its largest customers. For 2008, the Company’s logistics business’s largest ten customers accounted for approximately 28 percent of the business’s revenue. A reduction in or termination of the Company’s logistics services by several of the logistics business’s largest customers could have an adverse effect on the Company’s revenue and business.

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
•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, affordable housing, and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	an inability to have access to reliable sources of water or to secure water service or meters for its projects;
•	an inability to secure tenants necessary to support the project;
•	failure to achieve or sustain anticipated occupancy or sales levels;
•	buyer defaults, including defaults under executed or binding contracts; and
•	an inability to sell the Company’s constructed inventory.

Any of these risks has the potential to adversely affect the Company’s operating results.

A decline in leasing rental income could adversely affect the Company.

The Company owns a portfolio of commercial income properties.  Factors that may adversely affect the portfolio’s profitability include:

•	a significant number of the Company’s tenants are unable to meet their obligations;
•	increases in non-recoverable operating and ownership costs;
•	the Company is unable to lease space at its properties when the space becomes available;
•	the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs;
•	the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.

Governmental entities have adopted or may adopt regulatory requirements that may restrict the Company’s development activity.

The Company is subject to extensive and complex laws and regulations that affect the land development process, including laws and regulations related to zoning and permitted land uses.  Government entities have adopted or may approve regulations or laws that could negatively impact the availability of land and development opportunities within those areas.  For example, in December 2007, Maui County adopted an ordinance requiring verification of water source availability and sustainability for all developments prior to submission of subdivision construction plans.  This requirement adds further process delays and burdens the developer with identifying and developing new water sources.  It is possible that increasingly stringent requirements will be imposed on developers in the future that could adversely affect the Company’s ability to develop projects in the affected markets or could require that the Company satisfy additional administrative and regulatory requirements, which could delay development progress or increase the development costs of the Company.  Any such delays or costs could have an adverse effect on the Company’s revenues and earnings.

Real estate development projects are subject to warranty and construction defect claims in the ordinary course of business that can be significant.

As a developer, the Company is subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and exceed the profits made from the project. As a consequence, the Company may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent to these matters, the Company cannot provide any assurance that its insurance coverage, contractor arrangements and reserves will be adequate to address some or all of the Company’s warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, the Company may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited and/or costly. Accordingly, the Company cannot provide any assurance that such coverage will be adequate or available at all, or available at an acceptable cost.

AGRIBUSINESS

The lack of water for agricultural irrigation could adversely affect the Company.

It is crucial for the Company’s agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane and coffee. As further described in “Legal Proceedings” below, there are administrative hearing processes challenging the Company’s ability to divert water from streams in Maui. In addition, the Company’s access to water is subject to weather patterns that cannot be reliably predicted.  If the Company is not permitted to divert stream waters for its use or there is insufficient rainfall, it would have an adverse effect on the Company’s sugar operations.

A decline in raw sugar or coffee prices will adversely affect the Company’s business.

The business and results of operations of the Company’s agribusiness segment are substantially affected by market factors, particularly the domestic prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops and suppliers, weather conditions, and United States farm and trade policies. If the price for sugar or coffee were to decline, the Company’s agribusiness segment would be adversely affected. See also discussion under “Business and Properties - Agribusiness - Competition and Sugar Legislation” above.

The Company is subject to risks associated with raw sugar and coffee production.

The Company’s production of raw sugar and coffee is subject to numerous risks that could adversely affect the volume and quality of sugar or coffee produced, including:

•	weather and natural disasters;
•	disease;
•	weed control;
•	uncontrolled fires, including arson;
•	poor farming practices;
•	government restrictions on farming practices due to cane burning;
•	increases in costs, including, but not limited to fuel, fertilizer, herbicide, and drip tubing;
•	water availability (see risk factor above regarding lack of water);
•	equipment failures in factory or power plant;
•	labor, including labor availability (see risk factor above regarding labor disruptions); and
•	lack of demand for the Company’s production.

Any of these risks has the potential to adversely affect the Company’s future agribusiness operating results.

Continued operating losses or negative cash flows of the Agribusiness segment will adversely affect the Company’s financial performance.

If the Company’s Agribusiness segment continues to generate operating losses or negative cash flows, the Company’s financial performance will be adversely affected and will result in additional actions taken by the Company to reduce or eliminate these operating losses or negative cash flows. Such actions may result in an impairment loss and restructuring costs that would adversely affect the Company’s financial performance.

The Company’s power sales contract may not be favorably modified and may adversely affect the Company’s Agribusiness segment.

As mentioned under “Business and Properties - Energy” above, HC&S was notified that the PUC had issued a decision that provides for a new methodology of calculating avoided energy cost, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008. If no changes were to occur to the decision or the terms of HC&S’s power sales contract with MECO, this decision could result in an approximately $6 million annual reduction in HC&S’s power revenue and profitability. The Company is currently evaluating its options for a reconsideration or reversal of the PUC’s decision or for negotiating a new power contract with MECO. The inability to favorably address this matter may adversely affect the Company’s agribusiness operations.

The other member of the HS&TC cooperative is expected to withdraw from HS&TC this year.

HC&S sells substantially all of its bulk raw sugar through HS&TC, a cooperative consisting of HC&S and one other member.  The other member of HS&TC has announced that it plans to withdraw from the sugar-growing business later this year.  The Company intends to negotiate with the departing member to resolve certain issues relating to such withdrawal from HS&TC, but the Company is unable to predict, at this time, the outcome of such negotiations or the impact, if any, on the Company's business.

OTHER

Earnings on pension assets, or a change in pension law or  key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and postretirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multiemployer pension plans and plan funding.  These factors, as well as a continued decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. For example, in 2008, the Company’s pension assets declined approximately 33 percent. As a result, the Company expects net periodic pension expense to increase to approximately $20 million in 2009 and expects to make contributions totaling $0.4 million to certain of its defined benefit pension plans in 2009. If additional unfavorable changes to plan asset levels occur or there are further increases in the projected benefit obligation, these changes may result in significant future expense or additional required contributions. Although the Company has actively sought to control increases in these costs, there can be no assurance that it will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

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

Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting. Although the Company has concluded that its internal controls over financial reporting were effective as of December 31, 2008, there can be no assurances that the Company will reach the same conclusion at the end of future years. If the Company is unable to assert that its internal control over financial reporting is effective, or if the Company’s auditors are unable to express an opinion on the effectiveness of the Company’s internal controls, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company’s stock price.

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

A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis.  If the Company is not permitted to divert stream waters from State lands in East Maui for its use, it would have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system.  On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. Over an interim period, which is expected to last at least a year, the Water Commission will monitor the results of the implementation of the IIFS for the eight streams, and proceed with assessing whether an amendment of IIFS for the remaining 19 East Maui streams is appropriate. While the loss of the water as a result of the Water Commission’s action on the eight petitions may not significantly impair the Company’s sugar-growing operations, similar losses of water on the remaining 19 streams would have a material adverse effect on the Company’s sugar-growing operations. The Company, at this time, is unable to determine what action the Water Commission will take with respect to all 27 streams.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provides approximately one-tenth of the irrigation water used by HC&S.  The Water Commission’s deliberations on whether to amend the current IIFS for the West Maui streams are currently ongoing, and an adverse decision could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations.  A decision by the Water Commission is not expected until the second half of 2009.

On December 10, 2007, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia (the “Mokihana case”).  The complaint sought review of a certificate of documentation with a coastwise endorsement issued by the National Vessel Documentation Center after concluding that Matson’s C9 vessel Mokihana had not been rebuilt abroad.  Matson intervened in the action.  On September 30, 2008, the District Court entered a preliminary order granting summary judgment to the plaintiffs and was to have issued an opinion setting forth the basis for the ruling and the relief to have been granted, which relief may have affected the right of Matson to operate Mokihana in the domestic trade.  Prior to the issuance of such opinion, on November 6, 2008, the judge assigned to the case vacated the preliminary order granting summary judgment to the plaintiffs and stayed the matter pending the outcome of an appeal to the United States Court of Appeals for the Fourth Circuit in a case referred to by the District Court as the Seabulk Trader case.  Such case was decided in favor of the plaintiffs by another judge in the same District Court and is reported at 551 F.Supp. 2d 447.  While the Seabulk Trader case involves certain issues similar in nature to the Mokihana case, the Company believes the two cases are distinguishable in various respects.  A decision in the Seabulk Trader case is expected in 2009.  Matson has filed an amicus brief in the support of the Coast Guard’s decision in that case.  The Company is unable to predict, at this time, the outcome of the appeal in the Seabulk Trader case or the possible effect of such outcome on the Mokihana case.  The Company also is unable to predict, at this time, the outcome or financial impact, if any, of the Mokihana case.

In a separate but related matter, the same plaintiffs asked the United States Department of Transportation Maritime Administration (“Marad”) to investigate the continued eligibility of nine of Matson’s vessels, including Mokihana, to participate in the Capital Construction Fund (“CCF”) and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards.  Marad issued an Opinion and Order on March 18, 2008, stating that it would be guided by prior Coast Guard rulings with respect to CCF, that all Matson vessels would retain their CCF eligibility unless the court reversed the Coast Guard’s final determination with respect to Mokihana, and that all vessels would retain their cargo preference eligibility but requested further information on Mokihana and Lurline.  On December 9, 2008, after reviewing information provided by Matson, Marad issued a Final Opinion and Order ordering that Lurline and Mokihana be excluded from preference for carriage of government civilian cargo, pursuant to 46 U.S.C. 55305, for three years.  Matson has filed a request for reconsideration with Marad.  The decision has no immediate financial effect because these vessels are currently deployed in the Hawaii trade and do not carry civilian preference cargo.

In another separate but related matter, the Coast Guard Marine Safety Center informed Matson on December 24, 2008 that the same plaintiffs had requested reconsideration of the Coast Guard’s June 2006 Mokihana major conversion determination.  The Coast Guard had earlier ruled that the work to be performed on Mokihana in the foreign and U.S. shipyards was minor and, therefore, would not necessitate certain safety and maintenance upgrades.  The Coast Guard has asked the Shipbuilders Council and Pasha to respond to issues as to their standing to request reconsideration and the timeliness of the request.  Matson believes that the Coast Guard's determination was correct and will submit comments supporting it.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this matter.

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

The Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief.  As of January 8, 2009, the Company was aware of 26 such lawsuits.   All of the lawsuits have been or will be transferred and consolidated into a consolidated civil lawsuit in the U.S. District Court for the Western District of Washington in Seattle purporting to be a class action.  Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., has also been named as a defendant in the consolidated civil lawsuit.  The plaintiffs filed a consolidated class action complaint on February 2, 2009.  The Company and Matson intend to file a motion to dismiss the complaint by March 2009.  The Company and Matson will vigorously defend themselves in this lawsuit.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&B common stock is listed on the New York Stock Exchange and trades under the symbol “AXB.” Prior to September 30, 2008, the Company was listed on the Nasdaq Stock Market and traded under the symbol “ALEX.” As of February 13, 2009, there were 3,266 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

A summary of daily stock transactions is listed in the New York Stock Exchange section of major newspapers. Trading volume averaged 441,867 shares a day in 2008 compared with 264,577 shares a day in 2007 and 301,612 in 2006.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for 2008 and 2007, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2008
First Quarter	$0.290	$51.43	$41.00	$43.08
Second Quarter	$0.315	$53.50	$43.46	$45.55
Third Quarter	$0.315	$48.94	$41.07	$44.03
Fourth Quarter	$0.315	$45.64	$20.64	$25.06

2007
First Quarter	$0.25	$51.45	$44.20	$50.44
Second Quarter	$0.29	$55.55	$50.51	$53.11
Third Quarter	$0.29	$59.42	$47.23	$50.13
Fourth Quarter	$0.29	$58.30	$47.55	$51.66

Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B has paid cash dividends each year since 1903. The most recent increase in the quarterly dividend rate was effective the second quarter of 2008, and was increased from 29 cents per share to 31.5 cents per share. In 2008, dividend payments to shareholders totaled $51 million, which was 39 percent of reported net income for the year. The following dividend schedule for 2009 has been set, subject to final approval by the Board of Directors:

Quarterly Dividend	Declaration Date	Record Date	Payment Date

First	January 29, 2009	February 13, 2009	March 5, 2009
Second	April 30, 2009	May 14, 2009	June 4, 2009
Third	June 25, 2009	August 6, 2009	September 3, 2009
Fourth	October 22, 2009	November 5, 2009	December 3, 2009

           Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements; however, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2008, the amount of net assets of Matson that may not be transferred to the Company was approximately $298 million.

A&B common stock is included in the Dow Jones U.S. Transportation Average, the Russell 1000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average, and the S&P MidCap 400.

The Company has share ownership guidelines for non-employee Directors. At present, all Directors own A&B stock, and it is expected that each Director will meet the guidelines within the specified five-year period. Stock ownership guidelines also are in place for senior executives of the Company, and all such executives currently meet, or are expected to meet (within the specified five-year period), the required stock ownership guidelines.

           Securities authorized for issuance under equity compensation plans as of December 31, 2008, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,034,086	$ 39.71	1,406,127*
Equity compensation plans not approved by security holders	--	--	--
Total	2,034,086	$ 39.71	1,406,127

*	Under the 2007 Incentive Compensation Plan, 1,406,127 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct 1 – 31, 2008	42,000	28.93	42,000	2,161,823
Nov 1 – 30, 2008	310,000	27.67	310,000	1,851,823
Dec 1 – 31, 2008	--	--	--	--

 (1)  In January 2008, A&B’s Board of Directors authorized A&B to repurchase up to two million additional shares of its common stock. The authorization will expire on December 31, 2009.

During 2008, the Company repurchased 1,476,449 shares of its common stock for approximately $59 million, or an average of $40.33 per share. During 2007, the Company repurchased 671,728 shares of its common stock for $33 million, or an average price of $48.62 per share. During 2006, the Company repurchased 1,653,795 shares of its stock for $72 million, or an average price of $43.34 per share. In January 2008, A&B’s Board of Directors authorized A&B to repurchase up to two million additional shares of its common stock. The authorization expires on December 31, 2009. A portion of the shares repurchased in 2008 were made under a previous share repurchase authorization that expired on December 31, 2008. As of December 31, 2008, 1,851,823 shares remain available for repurchase under the January 2008 authorization.

During the first quarter of 2008, 10,244 shares were returned to the Company in connection with the exercise of options to purchase shares of the Company’s stock. The fair value of these shares averaged $43.93 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except per-share amounts):

	2008	2007	2006	2005	2004
Revenue:
Transportation:
Ocean transportation	$1,023.7	$1,006.9	$945.8	$878.3	$850.1
Logistics services	436.0	433.5	444.2	431.6	376.9
Real Estate:
Leasing	107.8	108.5	100.6	89.7	83.8
Sales	350.2	117.8	97.3	148.9	82.3
Less amounts reported in discontinued operations[1]	(133.0)	(112.0)	(111.7)	(76.4)	(26.0)
Agribusiness	124.3	123.7	127.4	123.2	112.8
Reconciling Items[2]	(10.7)	(9.2)	(14.2)	(8.4)	(6.5)
Total revenue	$1,898.3	$1,669.2	$1,589.4	$1,586.9	$1,473.4

Operating Profit:
Transportation:
Ocean transportation[3]	$105.8	$126.5	$105.6	$128.0	$108.3
Logistics services	18.5	21.8	20.8	14.4	8.9
Real Estate:
Leasing	47.8	51.6	50.3	43.7	38.8
Sales[3]	95.6	74.4	49.7	44.1	34.6
Less amounts reported in discontinued operations[1]	(59.1)	(61.0)	(52.3)	(27.7)	(12.6)
Agribusiness	(12.9)	0.2	6.9	11.2	4.8
Total operating profit	195.7	213.5	181.0	213.7	182.8
Write-down of long-lived assets[4]	--	--	--	(2.3)	--
Interest expense, net[5]	(23.7)	(18.8)	(15.0)	(13.3)	(12.7)
General corporate expenses	(21.0)	(27.3)	(22.3)	(24.1)	(20.3)
Income from continuing operations before income taxes	151.0	167.4	143.7	174.0	149.8
Income taxes	(55.1)	(63.2)	(53.7)	(65.1)	(56.9)
Income from continuing operations	95.9	104.2	90.0	108.9	92.9
Income from discontinued operations	36.5	38.0	32.5	17.1	7.8
Net Income	$132.4	$142.2	$122.5	$126.0	$100.7

[1]	Prior year amounts restated for amounts treated as discontinued operations.
[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.
[3]
The Ocean Transportation segment includes approximately $5.2 million, $10.7 million, $13.3 million, $17.1 million and $4.7 million of equity in earnings from its investment in SSAT for 2008, 2007, 2006, 2005 and 2004, respectively. The Real Estate Sales segment includes approximately $9.0 million, $22.6 million, $14.4 million, $3.3 million and $3.3 million in equity in earnings from its various real estate joint ventures for 2008, 2007, 2006, 2005, and 2004, respectively.

[4]
The 2005 write-down was for an “other-than-temporary” impairment in the Company’s investment in C&H Sugar Company, Inc. (“C&H”). The Company’s investment in C&H was sold on August 9, 2005 at the then approximate carrying value.

[5]
Includes Ocean Transportation interest expense of $11.6 million for 2008, $13.9 million for 2007, $13.3 million for 2006, $9.6 million for 2005, and $5.7 million for 2004. Substantially all other interest expense was at the parent company.

SELECTED FINANCIAL DATA (CONTINUED)

	2008	2007	2006	2005	2004
Identifiable Assets:
Transportation:
Ocean Transportation[6]	$1,153.9	$1,215.0	$1,185.3	$1,113.0	$896.9
Logistics services	74.2	58.6	56.4	70.3	56.5
Real Estate:
Leasing	590.2	595.4	525.5	478.6	436.5
Sales[6]	344.6	408.9	295.0	227.3	224.5
Agribusiness	172.2	174.6	168.7	159.0	152.8
Other	15.1	26.6	20.3	22.7	11.0
Total assets	$2,350.2	$2,479.1	$2,251.2	$2,070.9	$1,778.2

Capital Expenditures:
Transportation:
Ocean Transportation	$35.5	$65.8	$217.1	$173.9	$128.6
Logistics services[7]	2.4	2.0	1.7	1.3	0.1
Real Estate:
Leasing[8]	100.2	124.5	93.0	78.8	10.2
Sales[9]	0.6	0.3	1.3	0.2	0.7
Agribusiness	15.2	20.5	15.0	13.0	10.2
Other	0.8	0.3	1.5	1.4	1.4
Total capital expenditures	$154.7	$213.4	$329.6	$268.6	$151.2

Depreciation and Amortization:
Transportation:
Ocean Transportation	$66.1	$63.2	$58.1	$59.5	$56.8
Logistics services	2.3	1.5	1.5	1.4	1.2
Real Estate:
Leasing[1]	17.9	15.7	14.1	12.4	12.2
Sales	0.2	0.2	0.1	0.1	0.1
Agribusiness	11.5	10.7	10.1	9.4	9.0
Other	2.7	1.3	0.9	0.5	0.4
Total depreciation and amortization	$100.7	$92.6	$84.8	$83.3	$79.7

[6]
The Ocean Transportation segment includes approximately $44.6 million, $48.6 million, $49.8 million, $39.8 million and $23.0 million related to its investment in SSAT as of December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The Real Estate Sales segment includes approximately $162.1 million, $134.1 million, $98.4 million, $114.1 million, and $83.9 million related to its investment in various real estate joint ventures as of December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

[7]
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

[8]	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.
[9]
Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $39 million, $110 million, $69 million, $34 million, and $30 million for 2008, 2007, 2006, 2005, and 2004, respectively.

SELECTED FINANCIAL DATA (CONTINUED)

	2008	2007	2006	2005	2004

Earnings per share:
From continuing operations:
Basic	$2.32	$2.45	$2.08	$2.50	$2.18
Diluted	$2.31	$2.42	$2.06	$2.47	$2.15
Net income:
Basic	$3.21	$3.34	$2.84	$2.89	$2.37
Diluted	$3.19	$3.30	$2.81	$2.86	$2.33

Return on beginning equity	11.7%	13.8%	12.1%	13.9%	12.4%
Cash dividends per share	$1.235	$1.12	$0.975	$0.90	$0.90

At Year End
Shareholders of record	3,269	3,381	3,506	3,628	3,792
Shares outstanding	41.0	42.4	42.6	44.0	43.3
Long-term debt – non-current	$452	$452	$401	$296	$214

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2009 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

The Logistics Services segment, which is conducted through Matson Integrated Logistics, Inc. (“MIL”), a wholly-owned subsidiary of Matson, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing and distribution services are provided by Matson Global Distribution Services, Inc. (“MGDS”), a wholly-owned subsidiary of MIL. MGDS’s operations also include Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging, and distribution company acquired in the third quarter of 2008.

The Transportation Industry accounted for 72  percent, 49 percent, and 52 percent of the revenue, operating profit, and identifiable assets, respectively, in 2008 on a consolidated basis before discontinued operations.

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land, and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other wholly-owned subsidiaries of A&B.

The Real Estate Industry accounted for 22 percent, 56 percent, and 40 percent of the revenue, operating profit, and identifiable assets, respectively, in 2008 on a consolidated basis before discontinued operations.

Agribusiness: Agribusiness, a division of A&B, contains one segment and produces bulk raw sugar, specialty food grade sugars, and molasses; produces, markets, and distributes roasted coffee and green coffee; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s operations, electricity.

The Agribusiness Industry accounted for 6 percent of the revenue and 8 percent of the identifiable assets in 2008 on a consolidated basis before discontinued operations.

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

Impairment of Long-Lived Assets: The Company’s long-lived assets are reviewed for impairment if events or circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The Company has evaluated certain long-lived assets for impairment; however, no impairment charges were recorded as a result of this process. These asset impairment loss analyses contain uncertainties because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence of a loss in value. An investment is written down to fair value if the impairment is other-than-temporary. In evaluating the fair value of an investment, the Company reviews the discounted projected cash flows associated with the investment and other relevant information. In evaluating  whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

In 2008, the Company evaluated certain investments in unconsolidated affiliates for impairment. As a result of this process, the Company recorded an other-than-temporary impairment loss, which was not material. However, in determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if the current market conditions continue to deteriorate or a joint venture’s plans change, additional impairment charges may be required in future periods, and those charges could be material.

Legal Contingencies: The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, and claims related to coastwise trading matters. The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, the Company considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 12 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts: Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s financial condition and/or its future operating results could be materially impacted.

Revenue Recognition for Certain Long-term Real Estate Developments:  As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risk and rewards passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, the Company’s financial condition and/or its future operating results could be materially impacted.

Accounting for Equity Method Investments:  All of the unconsolidated entities held by the Company are accounted for by the equity method of accounting because the criteria for consolidation set forth in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) or AICPA Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and their related interpretations, have not been met. In determining whether an unconsolidated entity is a variable interest entity, and if the entity is determined to be a variable interest entity, whether the Company is the primary beneficiary, the Company is required to use various assumptions, including cash flow estimates and related probabilities for different cash flow scenarios. To the extent that these assumptions change as a result of new or additional information or changes in market conditions, the conclusion to apply the equity method of accounting may change and the Company’s financial condition and/or its future operating results could be materially impacted.

Self-Insured Liabilities: The Company is self-insured for certain losses related to, including, but not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition and/or its future operating results could be materially impacted.

Pension and Post-Retirement Estimates:  The estimation of the Company’s pension and post-retirement expenses and liabilities requires that the Company make various assumptions. These assumptions include the following key factors:

•	Discount rates
•	Expected long-term rate of return on pension plan assets
•	Salary growth
•	Health care cost trend rates
•	Inflation
•	Retirement rates
•	Mortality rates
•	Expected contributions

Actual results that differ from the assumptions made with respect to the above factors could materially affect the Company’s financial condition and/or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

The 2008 net periodic cost and obligations for qualified pension and post-retirement plans were determined using a discount rate of 6.25 percent. For the Company’s non-qualified benefit plans, the 2008 net periodic cost was determined using a discount rate of 5.75 percent and the December 31, 2008 obligation was determined using a discount rate of 6.00 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2008, rounded to the nearest quarter percent.

The estimated return on plan assets of 8.5 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were (33.1) percent, (4.0) percent, and 2.1 percent, respectively. While market performance in 2008 has significantly reduced the Company’s actual long-term rate of return, the Company continues to believe that a long-term rate of return of 8.5% remains appropriate given the Company’s target allocation of approximately 70 percent to equities. Excluding 2008 plan performance, the Company’s long-term rate of return (since 1989) was 10.7 percent.

Historically, the health care cost trend rate experienced by the Company has been approximately 9 percent. For 2008, the Company’s post-retirement obligations were measured using an initial 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent is reached in 2013.

Lowering the expected long-term rate of return on the Company’s qualified plan assets from 8.5 percent to 8.0 percent would have increased pre-tax pension expense for 2008 by approximately $1.9 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by $0.4 million. Additional information about the Company’s benefit plans is included in Note 9 of the Consolidated Financial Statements.

As of December 31, 2008, the market value of the Company’s defined benefit plans totaled approximately $244 million, compared with $379 million as of December 31, 2007. The recorded net pension liability was approximately $70 million as of December 31, 2008, compared to a net pension asset of approximately $76 million as of December 31, 2007. As a result of realized and unrealized losses, the Company expects net periodic pension expense to increase to $20 million in 2009, compared with net periodic pension income of approximately $4 million in 2008. In accordance with the Pension Protection Act of 2006 (effective January 1, 2008), the Company expects to make contributions totaling $0.4 million to certain of its defined benefit pension plans in 2009. There were no contributions required in 2008 and 2007.

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

(dollars in millions, except per-share amounts)	2008	Chg.	2007	Chg.	2006
Operating Revenue	$1,898	14%	$1,669	5%	$1,590
Operating Costs and Expenses	1,739	15%	1,510	4%	1,451
Operating Income	159	--%	159	14%	139
Other Income and (Expense)	(9)	NM	8	60%	5
Income Taxes	(55)	-13%	(63)	17%	(54)
Discontinued Operations (net of taxes)	37	-3%	38	19%	32
Net Income	$132	-7%	$142	16%	$122

Basic Earnings Per Share	$3.21	-4%	$3.34	18%	$2.84
Diluted Earnings Per Share	$3.19	-3%	$3.30	17%	$2.81

Operating Revenue for 2008 increased 14 percent, or $229 million, to $1,898 million. Real estate sales revenue increased more than ninefold in 2008 (after subtracting revenue from discontinued operations) due principally to sales at the Company’s Keola La’i condominium project. Real estate leasing revenue increased 8 percent in 2008 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to the timing of acquisitions and dispositions, partially offset by lower mainland occupancy. Ocean transportation revenue increased 2 percent, principally due to higher fuel surcharge revenues, improved Hawaii service yields and cargo mix, and higher China service yields, partially offset by lower volumes. Logistics services revenue increased 1 percent, principally due to the commencement of MGDS’s warehousing operations, the acquisition of PACAM, and higher rates, principally fuel surcharges. Agribusiness revenue decreased modestly, primarily due to lower bulk raw sugar sales volumes.

Because of the recurring nature of property sales, the Company views changes in real estate sales and real estate leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Furthermore, year-over-year comparisons of revenue are not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in operating revenues, but are included in operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in real estate sales revenue and operating profit before reclassifications to discontinued operations.

Operating Revenue for 2007 increased by 5 percent, or $79 million, to $1,669 million. Ocean transportation revenue increased 6 percent in 2007, principally due to higher China service container volumes, improved yields and cargo mix, and higher fuel surcharge revenues, partially offset by lower Hawaii service container volumes. Logistics services revenue decreased 2 percent in 2007, primarily due to lower volumes. Real estate leasing revenue increased 15 percent in 2007 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to additions to the leased portfolio and higher lease rates. Real estate sales revenue nearly tripled in 2007 (after subtracting revenue from discontinued operations) due principally to residential sales at the Company’s Port Allen development and a commercial parcel on Maui.

The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Operating Costs and Expenses for 2008 increased by 15 percent, or $229 million, to $1,739 million. Real estate sales and leasing costs more than quadrupled, primarily related to cost of sales for condominiums sold at Keola La’i, and to a lesser extent higher depreciation expenses on commercial properties. Ocean transportation costs increased 4 percent, primarily due to higher vessel and terminal handling costs, partially offset by lower operations overhead costs, principally lower westbound container repositioning costs. Agribusiness costs increased 11 percent due principally to higher crop production costs. Logistics services cost increased 1 percent due to higher general and administrative costs associated with commencement of MGDS’s operations in 2008. These increases were partially offset by lower consolidated Selling, General and Administrative costs (“SG&A”), which decreased 1 percent due principally to lower performance-based compensation.

Operating Costs and Expenses for 2007 increased by 4 percent, or $59 million, to $1,510 million. Ocean transportation costs increased 5 percent in 2007, primarily due to higher vessel costs, terminal handling, and equipment repositioning costs. Real estate sales and leasing costs increased 45 percent, primarily due to the timing and mix of development sales. SG&A increased by 13 percent in 2007 due to higher personnel and benefit costs, including performance-based compensation. Agribusiness costs increased 2 percent in 2007, principally due to higher crop production costs.

The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense in 2008 is comprised of equity in earnings of real estate joint ventures, interest revenue and interest expense. Equity in income of real estate affiliates was $14 million lower in 2008 due principally to $12.1 million higher earnings from the Company’s Kai Malu joint venture project in 2007. Interest expense of $24 million in 2008 was $5 million higher than 2007 due to higher average debt balances. Impairment losses related to the Company’s investments totaled approximately $3 million and interest income in 2008 was $2 million lower than 2007 due to lower average rates and lower average invested balances. These decreases in 2008 were partially offset by an $8 million gain recognized in 2008 for an insurance settlement related to a 2005 casualty loss.

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

Income Taxes were lower in 2008 compared with 2007 on an absolute and percentage basis due to lower income and a reduction in the effective income tax rate. The lower effective income tax rate in 2008 was principally due to the recognition of $2 million in unrecognized tax benefits as a result of the expiration of certain statute of limitations, tax credits related to renewable energy and investments, and a decrease in certain non-deductible expenses.

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

Transportation Industry

Ocean Transportation; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Revenue	$1,023.7	$1,006.9	2%
Operating profit	$105.8	$126.5	-16%
Operating profit margin	10.3%	12.6%
Volume* (units):
Hawaii containers	152,700	167,500	-9%
Hawaii automobiles	86,300	110,100	-22%
China containers	47,800	51,200	-7%
Guam containers	13,900	14,600	-5%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue increased $16.8 million, or 2 percent, in 2008 compared to 2007. Fuel surcharge revenues increased $59.8 million, which includes a newly introduced bunker adjustment factor in the China trade, and improved yields and cargo mix contributed an additional $42.0 million increase. These increases were partially offset by $84.2 million reduction due to overall lower volumes, primarily in the Hawaii trade.

Total Hawaii container volume was down 9 percent in 2008 compared with 2007, reflecting a broad-based decline in demand caused by the continuing softness in Hawaii’s economy. Matson’s Hawaii automobile volume for the year was 22 percent lower than 2007, also reflecting economic weakness that is negatively impacting new car shipments from manufacturers to Hawaii auto dealers and rental car companies. China container volume decreased 7 percent in 2008, compared with 2007, principally due to weaker U.S. economic conditions that are slowing the demand for container imports. Guam container volumes decreased 5 percent, also due to economic weakness in the service, as well as reductions in the eastbound garment production and military cargo.

Operating profit decreased $20.7 million, or 16 percent, in 2008 compared to 2007. This decrease was primarily the result of a net overall volume decrease described above, and from the following operating expense changes, which offset revenue increases. Vessel costs increased by a net $48.5 million due principally to higher direct and indirect fuel costs, higher repair costs, and higher dry-dock expenses, partially offset by fleet optimization initiatives that resulted in fewer operating vessel days in line with the lower volumes in the Hawaii service. Terminal handling costs increased by $15.4 million, principally the result of higher contractual stevedoring rates. The expense increases were partially offset by reduced transportation expenses of $10.9 million due to lower usage of third-party inter-island barge services and $4.5 million in lower operations overhead costs, principally resulting from lower westbound container repositioning expenses. Additionally, earnings from Matson’s SSAT joint venture contributed $5.5 million less in 2008 compared with 2007 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Ocean Transportation; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Revenue	$1,006.9	$945.8	6%
Operating profit	$126.5	$105.6	20%
Operating profit margin	12.6%	11.2%
Volume* (units):
Hawaii containers	167,500	173,200	-3%
Hawaii automobiles	110,100	118,700	-7%
China containers	51,200	32,700	57%
Guam containers	14,600	13,500	8%

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

Logistics Services; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Intermodal revenue	$271.0	$280.2	-3%
Highway revenue	165.0	153.3	8%
Total Revenue	$436.0	$433.5	1%
Operating profit	$18.5	$21.8	-15%
Operating profit margin	4.2%	5.0%

Logistics Services revenue increased $2.5 million, or 1 percent, in 2008 compared with 2007. The increase was principally due to $13.4 million of revenue related to the commencement of MGDS’s warehousing operations in the second quarter of 2008 and the acquisition of PACAM, a regional, warehousing, packaging and distribution company, during the third quarter of 2008. This increase was partially offset by a $9.2 million decrease in Intermodal revenue and a $1.7 million decrease in Highway brokerage revenue. The decrease in Intermodal revenue was principally the result of a 12 percent reduction in volumes, which is reflective of a general softening in the Intermodal market driven, in part, by declines in U.S. import cargo. Highway volumes decreased 8 percent due to the loss of agents and greater market softness in certain agents’ business segments.

Logistics Services operating profit decreased $3.3 million, or 15 percent, in 2008 compared with 2007. The decrease in operating profit was due to a number of factors, including: lower aggregate volumes; lower provision for bad debt in 2007; and higher general and administrative expenses as a result of the commencement of MGDS’s operations referenced above. These factors were partially offset by higher yields, and the contribution related to the commencement of MGDS’s Savannah warehouse operations in 2008.

Logistics Services; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Intermodal revenue	$280.2	$287.4	-3%
Highway revenue	153.3	156.8	-2%
Total Revenue	$433.5	$444.2	-2%
Operating profit	$21.8	$20.8	5%
Operating profit margin	5.0%	4.7%

Logistics Services revenue decreased $10.7 million, or 2 percent, in 2007 compared with 2006. This change was principally due to decreases in Intermodal and Highway revenue of 3 percent and 2 percent, respectively. Intermodal revenue declined as volumes declined 7 percent principally as a result of lower inland China volume and competitive pressures resulting from direct agreements between steamship lines and rail providers, but were partially offset by an increase in domestic intermodal volume and improved rates. Highway revenue decreased primarily due to a decline in volumes arising principally from the 2006 loss of a truck brokerage agent in Minnesota through an acquisition by a competitor.

Logistics Services operating profit increased $1.0 million, or 5 percent, in 2007 compared with 2006. The increased operating profit was primarily the result of lower provision for bad debts as a result of improved collection experience and higher Intermodal and Highway yields resulting from yield management activities, partially offset by higher personnel expenses.

Real Estate Industry

Real estate leasing and sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations.  This is consistent with how the Company’s management evaluates and makes decisions regarding capital allocation, acquisitions, and dispositions for the Company’s real estate businesses.  A discussion of discontinued operations for the real estate business is included separately.

Effect of Property Sales Mix on Operating Results:  Direct year-over-year comparison of the real estate sales results may not provide a consistent, measurable barometer of future performance because results from period to period are significantly affected by joint venture income and the mix of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides a greater relative contribution to earnings than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land.

Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets, do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each period does not necessarily follow a percentage of sales trends because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Leasing; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Revenue	$107.8	$108.5	-1%
Operating profit	$47.8	$51.6	-7%
Operating profit margin	44.3%	47.6%
Average Occupancy Rates:
Mainland*	95%	97%
Hawaii	98%	98%
Leasable Space (million sq. ft.) - Improved
Mainland	6.6	5.2	27%
Hawaii	1.3	1.4	-7%

* Excludes Building B at Savannah Logistics Park (approximately 0.3 million sq. ft.), which had not been placed into service as of December 31, 2008.

Real Estate Leasing revenue for 2008 was 1 percent lower than the amount reported for 2007. The decrease was principally due to lower mainland occupancy, partially offset by the net improvement resulting from acquisitions and dispositions activity. Revenue from the acquisitions of Heritage Business Park in November 2007, Savannah Logistics Park (Building A) in February 2008, Republic Distribution Center in September 2008, and the Midstate 99 Distribution Center in November 2008 (buildings 2 and 4) and December 2008 (buildings 1 and 3), partially offset lower revenue due to the sale of several properties, which included the sales of Boardwalk Shopping Center in Texas, Marina Shores Shopping Center in California, Venture Oaks in California, and several improved properties and unimproved parcels on Maui, in August, September, November, and December 2008, respectively. Additionally, the decrease in leasing revenue was partially due to the net effect of $1.7 million of favorable nonrecurring items recorded in 2007 partially offset by a final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center that was received in the first quarter of 2008.

Operating profit was 7 percent lower in 2008, compared with 2007, principally due to higher depreciation and amortization expense and lower mainland occupancy related to higher-margin office properties, partially offset by lower general and administrative costs. Depreciation expenses increased primarily due to the sale of a non-depreciable asset (land that was ground leased to a retail tenant) in 2007, and the subsequent tax-deferred reinvestment of these sale proceeds into depreciable commercial property.

Leasable space increased by a net 1.3 million square feet in 2008 compared with 2007, due principally to the acquisitions of Savannah Logistics Park, Republic Distribution Center, and the Midstate 99 Distribution Center previously cited. The facility in Savannah consists of two buildings totaling 1.0 million square feet. The first building, Building A, totals approximately 0.7 million square feet and was completed, leased, and placed in service in April 2008. Building B, totaling approximately 0.3 million square feet, has not been placed in service as of December 31, 2008 because the Company plans to construct additional improvements to the facility. Building A is leased to MGDS, a wholly-owned subsidiary of MIL. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MGDS, respectively, are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MGDS for 2008 was approximately $2.2 million. There was no intercompany revenue and expense recorded in 2007. In a separate transaction, MGDS contracted with a major toy manufacturer to provide warehousing and storage services utilizing all of Building A, in the second quarter of 2008.

Leasing; 2007 compared with 2006

(dollars in millions)	2007	2006	Change
Revenue	$108.5	$100.6	8%
Operating profit	$51.6	$50.3	3%
Operating profit margin	47.6%	50.0%
Average Occupancy Rates:
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

Leasable space increased by 1.3 million square feet in 2007 due principally to the acquisition of Heritage Business Park (“Heritage”), a seven-building industrial property in Dallas, Texas, on November 1, 2007. Heritage contains a total of 1.3 million square feet of leasable warehouse/flex space, and 28 acres of fully entitled, developable land that could accommodate approximately 430,000 square feet of additional leasable space.

Real-Estate Sales; 2008 compared with 2007 and 2006

(dollars in millions)	2008	2007	2006
Hawaii improved	$21.8	$83.4	$43.7
Mainland improved	81.8	6.8	35.6
Hawaii development sales	217.4	14.9	4.5
Hawaii unimproved/other	29.2	12.7	13.5
Total Revenue	$350.2	$117.8	$97.3
Operating profit before joint ventures	$86.6	$51.8	$35.3
Earnings from joint ventures	9.0	22.6	14.4
Total Operating Profit	$95.6	$74.4	$49.7
Operating profit margin	27.3%	63.2%	51.1%
The higher revenue and higher operating profit results were due to the mix and timing of real estate sales in 2008 compared with 2007, as well as the treatment of income earned from the Company’s joint ventures. The composition of these sales is described below.

2008: Real Estate Sales revenue included the sale of 330 residential units and two commercial units at the Company’s Keola La’i high-rise development in Honolulu, two mainland shopping centers, one mainland office property, the Kahului Town Terrace rental project, three improved Maui properties, a 130-acre agricultural parcel on Maui, several leased fee parcels and other land parcels on Maui, and 30 Keala’ula single-family homes on Kauai. Operating profit included joint venture income of $9.0 million, principally related to sales at the Company’s Kai Malu residential development on Maui and the sale of several buildings at the Company’s Centre Pointe retail/office development in Valencia, California, partially offset by the Company’s share of marketing and other operating expenses of its Kukui’ula projects. Real Estate Sales operating profit for 2008 included $7.7 million, representing a final insurance settlement for the 2005 fire at Kahului Shopping Center that was received in the first quarter of 2008. Finally, the Company recorded a $3 million impairment loss related to its investment in its Santa Barbara joint venture project, $1.5 million of which was recognized at the joint venture level and recorded by the Company as earnings in loss of joint venture, and $1.5 million of which was recognized by the Company as a reduction in operating profit from an other-than-temporary impairment of its investment in the joint venture.

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

Discontinued Operations; Real-Estate – The revenue, operating profit, and after-tax effects of discontinued operations for 2008, 2007 and 2006 were as follows (in millions, except per-share amounts):

	2008	2007	2006
Sales Revenue	$125.4	$94.8	$89.8
Leasing Revenue	$7.6	$17.2	$21.9
Sales Operating Profit	$55.0	$50.8	$40.1
Leasing Operating Profit	$4.1	$10.2	$12.2
After-tax Earnings	$36.5	$38.0	$32.5
Basic Earnings Per Share	$0.89	$0.89	$0.76
Diluted Earnings Per Share	$0.88	$0.88	$0.75

2008:  The revenue and expenses of two retail properties on the mainland, one mainland office property, a multi-tenant residential rental property, three commercial properties on Maui, land previously leased to a telecommunications tenant on Maui, and several land parcels on Maui, and have been classified as discontinued operations.

2007:  The revenue and expenses of land leased to a retail tenant on Oahu, several commercial properties on Maui, a leased fee parcel on Maui, and a commercial property in California have been classified as discontinued operations.

2006:  The revenue and expenses from the sale of two retail centers in Arizona, an office building on Maui, a commercial property on the island of Hawaii, and several commercial parcels in Hawaii were included in discontinued operations.

Agribusiness

Agribusiness; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Revenue	$124.3	$123.7	--%
Operating profit (loss)	$(12.9)	$0.2	NM
Operating profit (loss) margin	NM	0.2%
Tons sugar produced	145,200	164,500	-12%

Agribusiness revenue increased $0.6 million in 2008 compared with 2007. The increase was principally due to $6.1 million in higher power prices and volumes , $4.6 million in higher specialty sugar sales volumes, and $1.5 million in higher raw sugar prices, partially offset by $8.8 million in lower raw sugar sales volumes and $2.9 million in lower revenue from soil and molasses sales.

Operating loss for 2008 was $12.9 million compared with an operating profit of $0.2 million for 2007.  The operating loss was primarily due to $14.9 million in lower sugar margins that were the result of lower production volumes and higher operating costs than 2007, $1.6 million in lower soil sales, $1.5 million in lower profits from other operations and $1.2 million in lower molasses sales prices. This unfavorable variance was partially offset by $6.1 million in higher power revenue from higher prices.

Compared with 2007, sugar production in 2008 was 12 percent, or 19,300 tons, lower due to lower yields. Lower sugar yields were principally the result of extended drought conditions. The average revenue per ton of sugar for 2008 was $355, or 4 percent higher than the average revenue per ton of $342 in 2007.

Approximately 81 percent of the Company’s sugar production was sold to Hawaiian Sugar & Transportation Cooperative (“HS&TC”) during 2008 under a marketing contract. The remainder was sold as specialty sugar. HS&TC sells its raw sugar to C&H Sugar Company, Inc. at a price equal to the New York No. 14 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company. The Agreement for Delivery and Sale of Raw Sugar with C&H Sugar Company, Inc. and HS&TC was amended in December 2008. The agreement was extended for one year, with an option to extend it for one additional year.

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

LIQUIDITY AND CAPITAL RESOURCES

           Overview: During 2008, significant turmoil in the credit markets resulted in liquidity constraints across the market in general. However, the Company has not been materially impacted by the liquidity crisis because of its significant cash flows from operations and its ability to borrow under its debt facilities. The Company has a $325 million revolving credit facility, which does not expire until December 2011. As of December 31, 2008, the Company had approximately $249 million of available capacity under the facility. Additionally, as of December 31, 2008, the Company had access to approximately $143 million of remaining capacity on a $400 million term facility, under which the ability to draw additional amounts under the facility expires in April 2012, and $14 million of remaining capacity on a facility that expires in June 2015. The Company has discussed credit availability with its lenders and currently believes that its lenders are willing and able to lend pursuant to the terms of the respective credit facilities. Additionally, the Company is currently in compliance with all of its covenants under its debt agreements. As a result, the Company believes its ability to generate cash and access capital under its facilities will be adequate to meet anticipated future cash requirements to fund working capital, capital expenditures, dividends, potential acquisitions, stock repurchases, and other cash needs for the foreseeable future. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

While Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2008, the amount of net assets of Matson that may not be transferred to the Company was approximately $298 million.

On January 29, 2009, the Company committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under its Prudential facility more fully described in Note 7 to the Consolidated Financial Statements. The Company intends to use the proceeds for general corporate purposes. The funding date of the draw under the facility will be at the Company’s discretion, but must occur by March 9, 2009. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest will be paid semi-annually, commencing in September 2009, and the principal under the note will be repaid in annual installments commencing in March 2012.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Cash flows from operating activities totaled $275 million for 2008, $124 million for 2007, and $106 million for 2006. The increase in 2008 over 2007 was due principally to proceeds from the sale of 330 residential units and two commercial units at the Company’s Keola La’i condominium project and to lower spending on real estate development inventory, partially offset by lower Agribusiness and Matson earnings and higher income tax payments. The increase in 2007 over 2006 was due principally to higher Ocean Transportation segment earnings, including higher distributions from Matson’s investment in SSAT, and higher residential development sales proceeds, partially offset by higher expenditures for real estate developments held-for-sale and higher income tax payments.

Cash flows used in investing activities were $149 million for 2008, $145 million for 2007, and $124 million for 2006. Of the 2008 amount, $109 million was for capital expenditures, including $54 million related to real estate investments, such as the reverse 1031 acquisition of Savannah Logistics Center and other leasing portfolio improvements, $38 million related to the purchase of ocean transportation-related assets, and $15 million principally related to routine replacements for agricultural operations. Other cash flows used in investing activities included $41 million related to additional investments in joint venture projects, and $24 million for the acquisition of PACAM. These cash outflows were partially offset by $27 million in cash proceeds received that were primarily related to property sales. The $149 million of cash used in investing activities for 2008 excludes $46 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Of the 2007 amount, $122 million was for capital expenditures that included $68 million for the purchase of ocean transportation-related assets, $34 million for real estate leasing and property improvements (excluding non-cash 1031 transactions and real estate development activity), and $20 million related to agricultural operations, primarily for the expansion of specialty sugar facilities. The $122 million for 2007 excludes $91 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

In 2006, the Company’s capital expenditures, excluding purchases of property using tax-deferred proceeds, totaled $281 million. This was comprised principally of $147 million for the purchase of the MV Maunalei, which completed the Company’s four ship modernization and replacement strategy, equipment purchases for the ocean transportation segment, primarily related to the Company’s new China service, $46 million in expenditures related to property development activities, and $15 million related to routine asset replacements for agricultural operations and specialty sugar expansion activities. The cash used for transportation capital expenditures was partially funded by Capital Construction Fund withdrawals. The amounts reported as capital expenditures on the statement of cash flows in 2006 exclude $49 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate held-for-sale are excluded from capital expenditures and included in Cash Flows from Operating Activities because they are considered an operating activity of the Company.

In 2009, the Company expects that its required minimum capital expenditures will be modestly less than the amount required in 2008. In 2009, the Company’s total capital budget is expected to approximate $325 million, which includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to the Company’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period). Approximately $100 million of the total projected capital budget relate to ongoing real estate development and maintenance capital, approximately $125 million relate to currently unidentified 1031 lease portfolio acquisitions, and approximately $100 million relates to currently unidentified real estate development and Logistics acquisitions. The $225 million budgeted for capital expenditures related to currently unidentified investments, as well as any additional capital spending beyond the $225 million will be highly dependent on the identification of attractive investment opportunities. However, should these investment opportunities arise, the Company believes it has adequate sources of liquidity to fund these investments.

Cash flows used in financing activities for 2008 totaled $124 million, compared with $7 million used and $6 million provided by financing activities for 2007 and 2006, respectively. The increase in cash used in financing activities for 2008 was principally due to a net reduction in debt of $16 million in 2008 compared with a net increase in debt of $66 million in 2007, share repurchases totaling approximately $59 million, compared with approximately $33 million for 2007, and $3 million in higher dividends. The increase in cash flows used in financing activities in 2007 compared with 2006 was due primarily to $49 million in lower net borrowings on debt facilities and $6 million in higher dividends in 2007, partially offset by $39 million in higher share repurchases in 2006.

On January 31, 2008, the Company’s board of directors authorized the repurchase of up to two million additional shares of its common stock in the open market, in privately-negotiated transactions or by other means. The authorization expires on December 31, 2009. In 2008, A&B purchased 1,476,449 shares of its common stock on the open market at an average price of $40.33, a portion of which was purchased under a previous share authorization. As of December 31, 2008, 1,851,823 shares remained available for repurchase under the authorization.

Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, sugar and coffee inventories that totaled approximately $195 million at December 31, 2008, a decrease of $15 million from December 31, 2007. This net decrease was due primarily to $22 million in lower account receivables balances, partially offset by $4 million in higher sugar and coffee inventories and $2 million in higher cash balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt, including $11 million of debt assumed as part of a 2008 leased property acquisition, was $504 million at the end of 2008 compared with $509 million at the end of 2007. As of December 31, 2008, available borrowings under these facilities, which are more fully described below, totaled $406 million.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in April 2012. During 2006 and 2007, the Company borrowed, under a series of committed notes, $125 million at rates ranging from 5.53 percent to 5.56 percent. At December 31, 2008, $143 million was available under the facility. On January 29, 2009, A&B committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under the facility, as more fully described in Note 7 to the consolidated financial statements. The funding date of the draw under the facility will be at A&B’s discretion, but must occur by March 9, 2009. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest will be paid semi-annually, commencing in September 2009, and the principal under the note will be repaid in annual installments commencing in March 2012.

The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of $225 million and $100 million facilities for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating.. At December 31, 2008, $65 million was outstanding, $11 million in letters of credit had been issued against the facilities, and $249 million remained available for borrowing. Of the $65 million outstanding under the facility, $20 million was classified as current and $45 million was classified as non-current because the Company has the intent and ability to refinance the drawn amount on a long-term basis.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. which provides for a 10-year commitment beginning in June 2005. The maximum amount that can be outstanding under the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The incremental cost to borrow under the facility is 0.225 percent above LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. As of December 31, 2008, $70 million was outstanding under the facility and $14 million remained available.

 The Company’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders’ equity and maximum debt to EBITDA ratios. At December 31, 2008, the Company was in compliance with all such covenants. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

The Company’s and Matson’s credit ratings from Standard and Poor’s were both A- with a stable outlook, as indicated in a note issued January 21, 2009. Factors that can impact the Company’s and Matson’s credit ratings include changes in operating performance, the economic environment, conditions in industries in which the Company has operations, and the Company’s and Matson’s financial position. If a credit downgrade were to occur, it could adversely impact, among other things, future borrowing costs and access to capital markets.

Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company expects its leverage will remain at levels comparable to 2008.

Tax-Deferred Real Estate Transactions:  Sales – During 2008, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $129 million. The proceeds were generated primarily from the sales of two retail centers and one office property on the mainland, a multi-tenant residential rental property on Maui, three commercial properties on Maui, and various other land parcels on Maui.

Purchases – During 2008, the Company utilized $71 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2008 included the purchase of Republic Distribution Center, a logistics warehouse in Texas, Savannah Logistics Park, a two-building industrial facility in Georgia, and Midstate 99 Distribution Center, a four-building logistics warehouse in Visalia, California.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2008, approximately $71 million of proceeds from tax-deferred sales had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code. The Company will not reinvest approximately $23 million of the proceeds because the Company has not been able to find an attractive replacement property within the required reinvestment period.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:   At December 31, 2008, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2009	2010-2011	2012-2013	Thereafter
Long-term debt obligations (including current portion)	(a)	$504	$52	$121	$89	$242
Estimated interest on debt	(b)	127	21	35	28	43
Purchase obligations	(c)	17	17	--	--	--
Post-retirement obligations	(d)	38	3	7	8	20
Non-qualified benefit obligations	(e)	36	8	14	3	11
Operating lease obligations	(f)	103	17	26	24	36
Total		$825	$118	$203	$153	$351

(a)
Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt as described in Note 7 to the Consolidated Financial Statements. Short-term and long-term debt include amounts borrowed under revolving credit facilities that are assumed to be repaid in the year the facility terminates or as the contractual revolving capacity is reduced. These payments total approximately $20 million in 2009, $7 million in 2010, $55 million in 2011, $11 million each year from 2012 through 2013, and $20 million thereafter. Subsequent to December 31, 2008, and as more fully described in Note 7 to the Consolidated Financial Statements, the Company committed to a $100 million term borrowing under its Prudential facility. The Company intends to use the proceeds to repay its revolving balances described above, which would change the timing of repayments of its long-term debt obligations. Repayments under the $100 million that will be drawn under the Prudential facility are $10 million in 2012, $5 million each year from 2013 through 2015, $10 million in 2016, and $65 million thereafter.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2008 for variable rate debt. Because the Company’s variable rate facilities will be replaced during the years noted in the table, actual interest may be greater or less than the amounts indicated.

(c)
Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $20 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2014 through 2018. Post-retirement obligations are described further in Note 9 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations includes estimated payments to executives and directors under the Company’s four non-qualified plans. The $11 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2014 through 2018. Additional information about the Company’s non-qualified plans is included in Note 9 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in Note 8 to the Consolidated Financial Statements.

The Company has not provided a detailed estimate of the timing and amount of payments related to FIN 48 liabilities due to the uncertainty of when the related tax settlements are due. At December 31, 2008, the Company’s FIN 48 liabilities totaled approximately $6 million.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 12 of the Consolidated Financial Statements of Item 8 in this Form 10-K

BUSINESS OUTLOOK

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and a corresponding measure of the Company’s performance is directly influenced by the fundamentals of the Hawaii economy.

In 2008, the underpinnings of the Hawaii economy were considerably eroded, paralleling a significant contraction in the U.S. Mainland economy. The erosion was driven by and reflected in significantly lower occupancy levels at hotels; reduced air travel to and from the state; reduced consumer demand for automobiles, home furnishings, and other “big-ticket” discretionary items; and reduction in real estate sales activity. The above factors have had, and are expected to continue to have, an adverse impact on the Company’s operations in 2009, most notably in reduced shipping volume levels and in residential real estate sales.

Similarly, increased earnings challenges are expected in other core markets in which the Company operates, including: the U.S. West where the Company has commercial property and development interests; Asia-U.S. West Coast trade lanes, upon which the Company’s international shipping and stevedoring volumes are dependent; and throughout U.S. Mainland urban centers, which are important cargo nodes and whose economic vitality drives logistics volume.

Additionally, in 2009, as the result of significantly eroded market values in the Company’s various defined benefit pension plans, the Company expects to incur approximately $20 million in pension expense, compared to net periodic pension income of approximately $4 million in 2008. This approximately $24 million change will significantly impact earnings in 2009, as compared to 2008.

Throughout 2008, the Company implemented a series of company-wide cost containment and revenue optimization initiatives designed to preserve operating margins and cash flow, and sustain earnings momentum. These efforts included: fleet cost-reduction initiatives; deferral or elimination of non-essential capital expenditures; management salary freezes; headcount freezes; and mandatory furloughs in its sugar operations.

To further address the 2009 challenges described previously, in mid-January 2009, Matson announced a restructuring plan that is expected to result in a 10 percent reduction of its non-union workforce. Similar percentage headcount reductions at A&B Properties/A&B Corporate Office were also effected. Agribusiness will augment its prior headcount reductions by implementing additional cost cutting measures related to personnel, including furloughs and forced vacations. Additionally, the Company has pared back management compensation levels and implemented pay freezes for 2009, along with other cost reduction measures.

The Company’s short-term and long-term strategic intent remains to grow its asset base, earnings streams and cash flow generation prospects by leveraging its core competencies and financial strength. The Company continues to seek higher-return investments in real estate leasing assets and development projects, and expansion of MIL into new service lines and geographies through acquisitions and expansion of third-party logistics services.

Transportation: The ocean shipping and stevedoring businesses are high fixed-cost operations wherein volume contraction can impact earnings disproportionately. Matson’s 2009 performance will be a function of the extent to which demand continues to decline and how well Matson, and its stevedoring joint venture partner SSAT, contain or reduce expenses, or generate new sources of revenue to offset such declines. In 2008, Matson was able to offset a portion of the volume-related earnings impact in all its trade lanes through improved yields and better cargo mix, and by capturing efficiencies in its fleet and shore-side asset deployment. Further reductions in fleet capacity are not likely; therefore, Matson has implemented a cost restructuring plan (referenced above) to offset the adverse impact of reduced volume to its operating profit. SSAT’s ability to offset its volume drops in 2008 was not as successful.

In 2009, the Company expects that its container volume in Hawaii will continue to be affected by the contraction in the Hawaii economy, and therefore, volumes are expected be lower than 2008 levels. In Guam, the Company expects moderate volume declines. In China, further demand reductions and excess capacity are expected to significantly increase pressure on volumes and rates. Similarly, the Company’s stevedoring joint venture, SSAT, which operates terminals on the U.S. West Coast, has been, and will continue to be, negatively impacted by a reduction in import volumes from Asia.

In 2008, overarching economic deterioration resulted in volume declines at MIL, and halted several years of growth in this segment. MIL expects volume challenges to accelerate in 2009, but is aggressively pursuing new business opportunities to offset the expected volume contraction. In 2008, MIL commenced operations at a 710,000 square foot facility in Savannah, Georgia and acquired a regional warehousing and distribution company in the Bay Area of California. The Company expects that the Savannah facility and the Bay Area acquisition will provide platforms for future growth at MIL. Further expansion of warehousing and packaging services is planned, and is expected to further MIL’s goal of becoming a full-service, third-party logistics company.

Real Estate: The strong 2008 results for the real estate sales segment are principally attributable to the early year success at the Company’s Keola La’i residential development, and to ongoing commercial property and land sales. However, markedly different sales prospects are expected for the coming year due to the economic factors cited above, as primary and resort residential sales essentially came to a standstill in the latter half of 2008.

The Company, therefore, has very modest expectations of residential unit sales for the coming year, and several actions have been taken in response to current and expected market conditions, such as: modifying the timing and scope of projects, deferring or eliminating capital spending, deferring project infrastructure and amenities to better match slower sales velocity, and reducing overhead and marketing expenses.

Due to the challenging real estate environment and limited financing options available for real estate projects, in February 2009, DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. and the Company’s Kukui’ula joint venture partner, advised the Company that it is evaluating its ability to fund the joint venture in the future. As a result, the Company and DMBC have engaged in discussions to renegotiate the terms of the Kukui’ula joint venture operating agreement. These discussions are preliminary in nature and include a range of operating and financing scenarios. No decisions or agreements have yet been reached by the parties.

A key earnings component of the Real Estate Sales segment is the disposition of improved properties and land sales. Improved property sales allow the Company to capture embedded value created by its property and asset management efforts and provide investment capital for redeployment in assets having higher appreciation potential through efficient, tax-deferred 1031 exchanges. In 2008, the Company sold a number of commercial properties and expects sales of these assets to continue in 2009, but expects that the number of dispositions and the prices at which these dispositions materialize will be impacted by a smaller universe of qualified buyers, reduced capital availability and recessionary impacts on operations. These same factors will generate improved buying opportunities for the Company as well. However, to the extent the Company is not able to reinvest sales proceeds in new properties, leasing income may decline.

In addition to the sale of improved properties, the Company periodically sells land parcels. In 2008, a number of parcels, including land under ground leases, were sold and in 2009 the Company expects that these sales will continue. Similar to income property dispositions, proceeds from these sales will likely be reinvested through the acquisition of improved properties offering higher appreciation potential.

The Company’s commercial property portfolio occupancy had high average occupancy levels (98 and 95 percent in Hawaii and at its U.S. Mainland holdings, respectively) due to its strong asset, tenant and geographic diversification. However, lower occupancy and lower rents due to the economic recession impacted the Company’s commercial real estate portfolio in 2008, and are expected to further impact 2009 operating results.

Agribusiness: The Company’s Agribusiness operations consist of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies. At the Company’s Hawaiian Commercial & Sugar Company (“HC&S”) operations, sugar production levels have been severely impacted by a historic two-year drought. As a result, HC&S posted a significant loss in 2008 and operating prospects are not expected to improve in 2009. The Company recognizes that losses on this scale are not sustainable, and additional actions are planned to be taken in 2009 to address longer term operating performance.

An important component of the Company’s agribusiness operations is the production and sale of electrical power. In the third quarter of 2008, HC&S was notified that the Hawaii Public Utilities Commission (“PUC”) had issued a decision that provides for a new methodology of calculating avoided energy costs, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008.  The decision affects the Company's power sales on Maui, but not on Kauai.  If no changes were to occur to the decision or the terms of HC&S's power sales contract with Maui Electric Company (“MECO”), this decision could result in an approximately $6 million annual reduction in HC&S's power revenue and profitability. The Company is currently evaluating its options for a reconsideration or reversal of the PUC’s decision or for negotiating a new power contract with MECO, and the final outcome of these actions cannot yet be determined.

The Company utilizes two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization and the State’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

           Management Changes:  The following management changes occurred during 2008 and through February 15, 2009.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s fixed rate debt consists of $369 million in principal term notes. The Company’s variable rate debt consists of $135 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes A&B’s debt obligations at December 31, 2008, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2008 (dollars in millions)
								Fair Value at
								December 31,
	2009	2010	2011	2012	2013	Thereafter	Total	2008
Fixed rate	$32	$31	$27	$29	$40	$210	$369	$336
Average interest rate	5.33%	5.30%	5.34%	5.38%	5.39%	5.30%	5.33%
Variable rate	$20	$7	$56	$10	$10	$32	$135	$135
Average interest rate*	1.17%	1.17%	1.20%	1.25%	1.25%	1.25%	1.20%

* Estimated interest rates on variable debt is determined based on the rate in effect on December 31, 2008. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

The Company invests its excess cash in short-term money market funds that purchase government securities and/or corporate debt securities. At December 31, 2008, the Company had approximately $8 million invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. Through its Capital Construction Fund, the Company may, from time-to-time, invest in mortgage-backed securities. At December 31, 2008 and 2007, these investments were not material.

A&B has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii. Transactions related to its China Service are primarily denominated in U.S. dollars, and therefore, a one percent change in the renminbi exchange rate would not have a material effect on the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 59 of this Form 10-K.

/s/ W. Allen Doane	/s/ Christopher J. Benjamin

W. Allen Doane	Christopher J. Benjamin
Chairman and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
February 27, 2009	February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc., and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 and FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 on January 1, 2007, and as discussed in Note 9, Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R) on December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Honolulu, Hawaii
February 27, 2009

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2008	2007	2006
Operating Revenue:
Ocean transportation	$1,021	$1,003	$936
Logistics services	436	433	444
Real estate leasing	97	90	78
Real estate sales	225	23	8
Agribusiness	119	120	124
Total operating revenue	1,898	1,669	1,590
Operating Costs and Expenses:
Cost of ocean transportation services	825	789	754
Cost of logistics services	381	381	395
Cost of real estate sales and leasing	237	55	38
Cost of agribusiness goods and services	133	120	118
Selling, general and administrative	163	165	146
Total operating costs and expenses	1,739	1,510	1,451
Operating Income	159	159	139
Other Income and (Expense):
Gain on insurance settlement and other	8	1	--
Equity in income of real estate affiliates	9	23	14
Impairment loss on investment	(2)	--	--
Interest income	1	3	6
Interest expense	(24)	(19)	(15)
Income From Continuing Operations Before Income Taxes	151	167	144
Income taxes	55	63	54
Income From Continuing Operations	96	104	90
Income from discontinued operations, net of income taxes (see Note 2)	36	38	32
Net Income	$132	$142	$122

Basic Earnings per Share of Common Stock:
Continuing operations	$2.32	$2.45	$2.08
Discontinued operations	0.89	0.89	0.76
Net income	$3.21	$3.34	$2.84
Diluted Earnings per Share of Common Stock:
Continuing operations	$2.31	$2.42	$2.06
Discontinued operations	0.88	0.88	0.75
Net income	$3.19	$3.30	$2.81

Weighted Average Number of Shares Outstanding:
Basic	41.2	42.5	43.2
Diluted	41.5	43.1	43.6

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2008	2007	2006
Cash Flow from Operating Activities:
Net income	$132	$142	$122
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	101	93	85
Deferred income taxes	19	26	40
Gains on disposal of assets, net of impairment losses	(91)	(64)	(49)
Casualty gain from receipt of insurance proceeds	(8)	--	--
Share-based expense	11	17	10
Equity in income of affiliates, net of distributions	11	1	1
Changes in assets and liabilities:
Accounts and notes receivable	24	(9)	5
Inventories	(6)	(3)	(1)
Prepaid expenses and other assets	3	12	(35)
Deferred dry-docking costs	(9)	(22)	(6)
Liability for employee benefit plans	(3)	(3)	6
Accounts and income taxes payable	(37)	19	(28)
Other liabilities	(17)	14	21
Real Estate Developments Held for Sale:
Real estate inventory sales	184	11	4
Expenditures for real estate inventory	(39)	(110)	(69)
Net cash provided by operations	275	124	106
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(109)	(122)	(281)
Proceeds from disposal of income-producing property, investments and other assets	19	18	61
Proceeds from insurance settlement related to 2005 casualty loss	8	--	--
Deposits into Capital Construction Fund	(7)	(30)	(66)
Withdrawals from Capital Construction Fund	8	30	159
Acquisition of businesses, net of cash acquired	(27)	--	--
Payments for purchases of investments	(60)	(43)	(40)
Proceeds from sale and maturity of investments	19	2	43
Net cash used in investing activities	(149)	(145)	(124)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	127	139	217
Payments of long-term debt and deferred financing costs	(138)	(88)	(102)
Proceeds from (payments on) short-term borrowings, net	(5)	15	--
Repurchases of capital stock	(59)	(33)	(72)
Proceeds from issuance of capital stock, including excess tax benefit	2	8	5
Dividends paid	(51)	(48)	(42)
Net cash provided by (used in) financing activities	(124)	(7)	6
Cash and Cash Equivalents:
Net increase (decrease) for the year	2	(28)	(12)
Balance, beginning of year	17	45	57
Balance, end of year	$19	$17	$45
Other Cash Flow Information:
Interest paid	$(25)	$(25)	$(20)
Income taxes paid	$(63)	$(55)	$(49)
Non-cash Activities:
Debt assumed in real estate purchase	$11	$--	$--
Tax-deferred property sales	$112	$83	$60
Tax-deferred property purchases	$(46)	$(91)	$(49)

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$19	$17
Accounts and notes receivable, less allowances of $8 for 2008 and $12 for 2007	163	185
Inventories	28	21
Real estate held for sale	20	150
Deferred income taxes	--	11
Section 1031 exchange proceeds	23	--
Prepaid expenses and other assets	31	37
Accrued withdrawal (deposit), net to Capital Construction Fund	--	--
Total current assets	284	421
Investments in Affiliates	208	184
Real Estate Developments	78	99
Property – net	1,590	1,582
Employee Benefit Plan Assets	3	80
Other Assets	187	113
Total	$2,350	$2,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$52	$57
Accounts payable	105	156
Payroll and vacation benefits	18	19
Uninsured claims	10	12
Deferred income taxes	1	--
Accrued and other liabilities	52	78
Total current liabilities	238	322
Long-term Liabilities
Long-term debt	452	452
Deferred income taxes	414	468
Employee benefit plans	122	50
Uninsured claims and other liabilities	52	57
Total long-term liabilities	1,040	1,027
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Capital stock – common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 41.0 million shares in 2008 and 42.4 million shares in 2007	33	34
Additional capital	204	200
Accumulated other comprehensive loss	(96)	(4)
Retained earnings	942	911
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,072	1,130
Total	$2,350	$2,479

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2008
(In millions, except per-share amounts)

						Accumulated
	Capital Stock					Other
	Issued		In Treasury			Compre-	Deferred
		Stated			Additional	hensive	Compen-	Retained
	Shares	Value	Shares	Cost	Capital	Loss	sation	Earnings	Total

Balance, December 31, 2005	47.6	$36	3.6	$(11)	$175	$(7)	$(6)	$827	$1,014
Net income and other comprehensive income	—	—	—	—	—	—	—	122	122
Shares repurchased	(1.7)	(1)	—	—	(7)	—	—	(64)	(72)
Stock options exercised - net	0.1	—	—	—	5	—	—	—	5
Shares issued – incentive plan	0.2	—	—	—	2	—	—	—	2
Share-based compensation	—	—	—	—	10	—	—	—	10
Adjustment to initially adopt SFAS No. 123R	—	—	—	—	(6)	—	6	—	—
Adjustment to initially adopt SFAS No. 158, net of tax	—	—	—	—	—	(12)	—	—	(12)
Dividends ($0.975 per share)	—	—	—	—	—	—	—	(42)	(42)
Balance, December 31, 2006	46.2	35	3.6	(11)	179	(19)	—	843	1,027

Net income	—	—	—	—	—	—	—	142	142
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain (loss)	—	—	—	—	—	14	—	—	14
Less: Amortization of net (gain) loss	—	—	—	—	—	1	—	—	1
Total comprehensive income									157
Shares repurchased	(0.7)	(1)	—	—	(4)	—	—	(28)	(33)
Shares issued	0.5	—	—	—	8	—	—	—	8
Share-based compensation	—	—	—	—	17	—	—	—	17
Adjustment to initially adopt FIN 48	—	—	—	—	—	—	—	2	2
Dividends ($1.12 per share)	—	—	—	—	—	—	—	(48)	(48)
Balance, December 31, 2007	46.0	34	3.6	(11)	200	(4)	—	911	1,130

Net income	—	—	—	—	—	—	—	132	132
Other comprehensive income, net of tax:
Defined benefit plans:
Net loss/prior service cost	—	—	—	—	—	(93)	—	—	(93)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	1	—	—	1
Total comprehensive income									40
Shares repurchased	(1.4)	(1)	—	—	(8)	—	—	(50)	(59)
Shares issued	—	—	—	—	1	—	—	—	1
Share-based compensation	—	—	—	—	11	—	—	—	11
Dividends ($1.23 per share)	—	—	—	—	—	—	—	(51)	(51)
Balance, December 31, 2008	44.6	$33	3.6	$(11)	$204	$(96)	$—	$942	$1,072

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

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Services segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity (SSA Terminals, LLC or “SSAT”) that provides terminal and stevedoring services at U.S. Pacific Coast facilities. The Logistics Services segment is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services and warehousing and distribution services (collectively “Highway”).

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land, and commercial and residential properties. The Real Estate Leasing segment owns, operates and manages retail, office and industrial properties.

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

Principles of Consolidation:  The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly-owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary that absorbs the majority of the expected losses, or receives a majority of the expected residual returns, or both, of a variable interest entity as defined in FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), as amended.

Risks and Uncertainties: Factors that could adversely impact the Company’s operations or financial results include, but are not limited to, the following: unfavorable economic conditions in the U.S., Guam, or Asian markets that result in a further decrease in consumer confidence or market demand for the Company’s services and products; increased competition; replacement of the Company’s significant operating agreements; reduction in credit availability; downgrade in the Company’s credit rating that affects its ability to secure adequate financing and/or increase the cost of financing; failure to comply with restrictive financial covenants in the Company’s credit facilities; insolvency of the Company’s insurance carriers; insolvency and/or failure of joint venture partner to perform; loss and/or insolvency of significant agents, customers, or vendors; unfavorable political conditions in domestic or international markets; strikes or work stoppages; increased cost of energy or labor; noncompliance with and/or changes in laws and regulations relating to the Company’s business; unfavorable litigation or legal proceedings or government inquiries or investigations; adverse weather conditions; changes in the legal and regulatory environment; changes in accounting and taxation standards, including an increase in tax rates; an inability to achieve the Company’s overall long-term goals; an inability to protect the Company’s information systems; future impairment charges; increased pension costs; inadequate internal controls; and global or regional catastrophic events.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) legal contingencies, (iii) allowance for doubtful accounts, (iv) revenue recognition for long-term real estate developments, (v) cash flow scenarios related to unconsolidated investments, (vi) self-insured liabilities, (vii) pension and postretirement estimates, and (viii) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with a weighted-average maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $15 million and $27 million at December 31, 2008 and 2007, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at December 31, 2008 was $504 million and $471 million, respectively, and $509 million and $502 million at December 31, 2007, respectively.

Allowances for Doubtful Accounts:  Allowances for doubtful accounts are established by management based on estimates of collectibility. The changes in allowances for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2008 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2006	$14	$2	$(2)	$14
2007	$14	$--	$(2)	$12
2008	$12	$1	$(5)	$8

Inventories:  Sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.  Inventories at December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Sugar and coffee inventories	$13	$9
Materials and supplies inventories	15	12
Total	$28	$21

Dry-docking:  Under U.S. Coast Guard rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service. Vessels must undergo regular inspection, monitoring and maintenance, referred to as “dry-docking,” to maintain the required operating certificates. These dry-docks occur on scheduled intervals ranging from two to five years, depending on the vessel’s age. Because the dry-docks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements and provide future economic benefits, the costs of these scheduled dry-docks are deferred and amortized until the next regularly scheduled dry-dock period. Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. Deferred amounts are included on the consolidated balance sheets in non-current other assets. Amortized amounts are charged to operating expenses in the consolidated statements of income. Changes in deferred dry-docking costs are included in the consolidated statements of cash flows in cash flows from operating activities.

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

Depreciation:  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)

Vessels	10 to 40
Buildings	10 to 40
Water, power and sewer systems	5 to 50
Machinery and equipment	2 to 35
Other property improvements	3 to 35

Real Estate Developments:  Expenditures for real estate developments are capitalized during construction and are classified as Real Estate Developments on the consolidated balance sheets. When construction is substantially complete, the costs are reclassified as either Real Estate Held for Sale or Property, based upon the Company’s intent to either sell the completed asset or to hold it as an investment property, respectively. Cash flows related to real estate developments are classified as either operating or investing activities, based upon the Company’s intention to sell the property or to retain ownership of the property as an investment following completion of construction.

For development projects, capitalized costs are allocated using the direct method for expenditures that are specifically associated with the unit being sold and the relative-sales-value method for expenditures that benefit the entire project. Capitalized development costs typically include costs related to land acquisition, grading, roads, water and sewage systems, landscaping, capitalized interest, and project amenities. Direct overhead costs incurred after the development project is substantially complete, such as utilities, maintenance, and real estate taxes, are charged to selling, general, and administrative expense as incurred. All indirect overhead costs are charged to selling, general, and administrative costs as incurred.

Capitalized Interest:  Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $25 million, $26 million, and $21 million in 2008, 2007, and 2006, respectively. Capitalized interest was $1 million, $7 million, and $6 million in 2008, 2007, and 2006, respectively.

Impairments of Long-Lived Assets:  Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets for impairment; however, no impairment charges were recorded as a result of this process. These asset impairment loss analyses require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: Investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence of a loss in value. An investment is written down to fair value if the impairment is other-than-temporary. In evaluating the fair value of an investment, the Company reviews the discounted projected cash flows associated with the investment and other relevant information. In evaluating  whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

In 2008, the Company evaluated certain investments in unconsolidated affiliates for impairment. As a result of this process, the Company recorded an other-than-temporary impairment loss, which was not material. However, in determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions continue to deteriorate or a joint venture’s plans change, additional impairment charges may be required in future periods, and those charges could be material.

Goodwill and Intangible Assets:  Goodwill and intangibles are recorded on the consolidated balance sheets as other non-current assets. Goodwill and intangible assets relate to the acquisition of certain assets, obligations, and contracts from logistics service entities (see Note 3). The purchase agreements included earnout provisions based on certain profitability measurements through 2009. The Company reviews goodwill for potential impairment on an annual basis, or more frequently if indications of impairment exist. Intangible assets acquired also relate to the acquisition of commercial properties. Intangible assets are reviewed for impairment whenever events or changes in circumstances would indicate the carrying amount of the intangible asset(s) may not be recoverable. There were no impairments of goodwill and intangible assets in 2008, 2007, or 2006.

The changes in the carrying amount of goodwill in the Transportation industry for the years ended December 31, 2008 and 2007 were as follows (in millions):

Goodwill

Balance, December 31, 2006	$9
Additions	3
Balance, December 31, 2007	12
Additions	14
Balance, December 31, 2008	$26

Intangible assets for the years ended December 31 were as follows (in millions):

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$12	$(3)	$4	$(2)
In-place leases	8	(2)	6	(1)
Other	6	(3)	5	(3)
Total assets	$26	$(8)	$15	$(6)

Aggregate intangible asset amortization was $3 million, $2 million, and $1 million for 2008, 2007, and 2006, respectively. Future estimated amortization expense related to intangibles are as follows (in millions):

Estimated Amortization

2009	$3
2010	$3
2011	$2
2012	$2
2013	$1

Revenue Recognition: The Company has a wide range of revenue sources, including, shipping revenue, logistics revenue, property sales, rental income, and sales of raw sugar, molasses and coffee. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

Voyage Revenue Recognition:  Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period, commonly referred to as the percentage-of-completion method. Voyage expenses are recognized as incurred.

Logistics Services Revenue Recognition:  The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services.  Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the percentage-of-completion method. The Company reports revenue on a gross basis following the guidance in Emerging Issues Task Force 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

Real Estate Sales Revenue Recognition:   Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances is reasonably assured. For certain development projects, such as Kukui’ula, that have material continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

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

Discontinued Operations:  The sales of certain income-producing assets are classified as discontinued operations, as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material. Certain assets that are “held-for-sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation ceases on assets reclassified as “held-for-sale.” Sales of land and residential houses are generally considered inventory and are not included in discontinued operations.

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

Share-Based Compensation:  SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 11.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options, non-vested common stock, and non-vested stock units. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 1.1 million, 0.2 million, and 0.2 million shares of common stock for 2008, 2007, and 2006, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive. The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	2008	2007	2006

Denominator for basic EPS: Weighted average shares outstanding	41.2	42.5	43.2
Effect of dilutive securities:
Outstanding stock options, non-vested stock, and non-vested stock units	0.3	0.6	0.4
Denominator for diluted EPS: Weighted average shares outstanding	41.5	43.1	43.6

On January 28, 2009, the Company granted to employees, non-qualified stock options exercisable into 478,589 shares of common stock at $23.33 per share, 179,593 shares of time-based restricted stock units, and 179,593 shares of performance-based restricted stock units. The time-based restricted stock vests ratably over three years and the performance-based restricted stock vests ratably over three years, provided that the one-year performance target is achieved.

Income Taxes: Significant judgment is required in determining the Company’s tax liabilities in the multiple jurisdictions in which the Company operates. Income taxes are reported in accordance with SFAS No. 109, Accounting for Income Taxes.  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the consolidated statements of income and/or consolidated balance sheets.

The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), effective as of January 1, 2007. FIN 48 clarifies the accounting for uncertain tax positions in an enterprise’s financial statements in accordance with SFAS No. 109 by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure for uncertain tax positions.

Restricted Net Assets of Subsidiaries: Matson is subject to restrictions on the transfer of net assets under certain debt agreements. These restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2008, the amount of net assets of Matson that may not be transferred to the Company was approximately $298 million.

Derivative Financial Instruments:  The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2008 and 2007, there were no material derivative instruments held by the Company.

Comprehensive Income:  Comprehensive Income includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions. Other Comprehensive Income (Loss) principally includes amortization of deferred pension/postretirement costs and gains or losses on certain derivative instruments used to hedge interest rate risk (see Note 7). The components of other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2008	2007	2006
Unrealized components of benefit plans:
Pension plans	$(90)	$2	$(11)
Postretirement plans	1	3	1
Non-qualified benefit plans	(5)	(6)	(7)
SSAT pension plan and other	(2)	(3)	(2)
Accumulated other comprehensive loss	$(96)	$(4)	$(19)

Environmental Costs:  Environmental exposures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held–for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2008 or 2007.

Self-Insured Liabilities: The Company is self-insured for certain losses that include, but are not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties. Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities.

Impact of Recently Issued Accounting Standards:  In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).  FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other U.S. generally accepted accounting principles. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier application is not permitted. The Company is currently evaluating the impact of FSP 142-3, but does not expect that the adoption of FSP 142-3 will have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2008, the FASB issued FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact of FSP EITF No. 03-6-1, but does not expect that the adoption of FSP EITF No. 03-6-1 will have a material effect on its results of operations or earnings per share.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.           DISCONTINUED OPERATIONS

During 2008, the sales of two retail properties on the mainland for $61.2 million, one mainland office property for $20.6 million, a multi-tenant residential rental property for $12.1 million, three commercial properties on Maui for $12.9 million, land previously leased to a telecommunications tenant on Maui for $8.1 million, several commercial leased fee parcels on Maui for $8.1 million, and various land parcels on Maui for $2.4 million have been classified as discontinued operations.

During 2007, the sales of land leased to a retail tenant on Oahu for approximately $46 million, five commercial properties on Maui for approximately $42 million, a commercial property in California for approximately $7 million, and a commercial property on Maui sold in 2008 have been classified as discontinued operations.

During 2006, the sales of two retail centers in Phoenix, Arizona, for approximately $36 million, an office building on Maui, for approximately $16 million, a retail center in Kailua-Kona on the island of Hawaii for approximately $27 million, and several commercial parcels in Hawaii were included in discontinued operations.

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2008, 2007, and 2006 were as follows (in millions, except per share amounts):

	2008	2007	2006

Sales Revenue	$125	$95	$90
Leasing Revenue	$8	$17	$22
Sales Operating Profit	$55	$51	$40
Leasing Operating Profit	$4	$10	$12
Income tax expense	$22	$23	$20
Income from Discontinued Operations	$37	$38	$32
Basic Earnings Per Share	$0.89	$0.89	$0.76
Diluted Earnings Per Share	$0.88	$0.88	$0.75

The results of operations from these properties in prior years were reclassified from continuing operations to discontinued operations to conform to the current year’s accounting presentation. Consistent with the Company’s intention to reinvest the sales proceeds into new investment property, the proceeds from the sales of property treated as discontinued operations were deposited in escrow accounts for tax-deferred reinvestment in accordance with Section 1031 of the Internal Revenue Code.

3.           ACQUISITION

On August 29, 2008, Matson Global Distribution Services (“MGDS”), a wholly owned subsidiary of Matson Integrated Logistics, acquired substantially all of the assets and assumed certain liabilities of Pacific American Services, LLC (“PACAM”), a regional, warehousing, packaging and distribution company specializing in value-added handling of domestic, import and export goods, headquartered in Oakland, California. The acquired net tangible assets of PACAM consisted primarily of cash and cash equivalents, accounts receivable, prepaid expenses and fixed assets, partially offset by accounts payable, and other current and long-term liabilities that MGDS assumed. PACAM was acquired to expand the Company’s warehousing and distribution service capabilities.

The purchase price was approximately $24 million in cash, including transaction costs. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective estimated fair values at the acquisition date, with the excess purchase price allocated to goodwill. This allocation is subject to finalization of the valuation of certain assets and liabilities. Approximately $3 million was allocated to fixed assets, $2 million was allocated to accounts receivable, accounts payable and other accrued liabilities, $9 million was allocated to identifiable intangibles, principally customer relationships, and $10 million was allocated to goodwill. Since the date of the acquisition, identifiable intangibles have been amortized to general and administrative expense assuming an average useful life of 13 years. The goodwill recorded is deductible for tax purposes.

The results of operations of PACAM are included in the Company’s consolidated financial statements commencing on August 29, 2008. The Company has not presented unaudited pro forma results of operations because the acquisition of PACAM is not material to its consolidated results of operations, financial position or cash flows.

4.           INVESTMENTS IN AFFILIATES

At December 31, 2008 and 2007, investments consisted principally of equity in limited liability companies, each of which was accounted for using the equity method of accounting because either: (i) the entity was not within the scope of FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities (“FIN 46R”), as amended, (ii) the entity was not determined to be a variable interest entity (“VIE”), or (iii) the entity was a VIE, but the Company was determined not to be the primary beneficiary. Consolidated retained earnings at December 31, 2008 that represent undistributed earnings of investments in affiliates was approximately $30 million. Dividends and distributions from unconsolidated affiliates totaled $30 million, $36 million, and $71 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s investments in affiliates are summarized, by industry, as follows (in millions):

	2008	2007
Investment in Unconsolidated Affiliated Companies:
Real Estate	$164	$135
Transportation	44	49
Total Investments	$208	$184

Operating results include the Company’s proportionate share of income (loss) from its equity method investments. A summary of financial information for the Company’s equity method investments by industry at December 31 is as follows (in millions):

	2008		2007

	Real Estate	Transportation	Real Estate	Transportation

Current assets	$61	$46	$151	$47
Noncurrent assets	497	113	302	120
Total assets	$558	$159	$453	$167

Current liabilities	$61	$35	$107	$29
Noncurrent liabilities	148	11	68	14
Total liabilities	$209	$46	$175	$43

	Year Ended December 31,
	2008	2007	2006
Real Estate:
Operating revenue	$73	$132	$311
Operating costs and expenses	47	90	248
Operating income	$26	$42	$63
Income from continuing operations	$22	$38	$54
Net income (loss)	$22	$38	$54

Transportation:
Operating revenue	$505	$519	$501
Operating costs and expenses	502	494	477
Operating income	$3	$25	$24
Income from continuing operations*	$13	$32	$37
Net income	$13	$32	$37

* Includes earnings from equity method investments held by the investee.

           Real Estate: At December 31, 2008, the Company and its real estate subsidiaries had investments in various joint ventures that operate and/or develop real estate. The Company does not have a controlling financial interest, as interpreted under FIN 46R, in any of these ventures and, accordingly, accounts for its investments in the real estate ventures using the equity method of accounting. A summary of the Company’s principal investments is as follows:

a)
Kukui’ula:  In April 2002, the Company entered into a joint venture with an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements. Offsite construction commenced in 2005 and onsite infrastructure work commenced in 2006.  Mass grading commenced in 2007 and the resort core grading was completed in January 2008. In 2008, construction was completed on two major roadways, subdivision improvements for parcels Y (88 lots) and M1/M4 (35 lots), and the first three holes of the golf course. Construction also commenced on parcel M2/M3 (55 lots) and vertical construction of the project’s plantation club and spa began. Construction also continued on water systems and the project’s commercial center. As of December 31, 2008, a total of 80 lots have closed, including 13 lots in 2008. The capital contributed by the Company to the joint venture, including the value of land initially contributed, was $101 million as of December 31, 2008. Construction work on infrastructure and amenities is ongoing and being phased to better match the expected pace of growth in the community, without impacting the long-term vision and quality of the project.

Due to the challenging real estate environment and limited financing options available for real estate projects, in February 2009, DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc. and the Company’s Kukui’ula joint venture partner, advised the Company that it is evaluating its ability to fund the joint venture in the future. As a result, the Company and DMBC have engaged in discussions to renegotiate the terms of the Kukui’ula joint venture operating agreement. These discussions are preliminary in nature and include a range of operating and financing scenarios. No decisions or agreements have yet been reached by the parties. The Company has a 50-percent voting interest in the venture.

b)
Kai Malu at Wailea:  In April 2004, the Company entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit.  Sales commenced in 2006 and a total of 135 units have closed as of December 31, 2008, including 27 units that closed in 2008.  The Company has a 50-percent voting interest in the venture.

c)
Ka Milo at Mauna Lani:  In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc., NYSE:BHS, (“Brookfield”) to develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii.  The project is planned for the development of  37 single-family units and 100 duplex townhomes. A total 27 units were constructed in 2007 and 2008 and, as of December 31, 2008, twelve units had closed and 15 units remained available for sale at December 31, 2008. Due to current market conditions, construction of the remaining units in the project have been deferred. The Company has a 50-percent voting interest in the venture.

d)
Crossroads Plaza: In June 2004, the Company entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land in Valencia, California.  The property was acquired in August 2004. The sale of a pad site building closed in 2007, and construction of the center was substantially completed in 2008. As of December 31, 2008, occupancy was 56 percent. The Company has a 50-percent voting interest in the venture.

e)
Centre Pointe Marketplace:  In April 2005, the Company entered into a joint venture with Intertex Centre Pointe Marketplace, LLC, for the development of a 105,700 square-foot retail center on a 10.2-acre parcel in Valencia, California. The sale of several pad site buildings closed in 2007. Vertical construction was substantially completed in 2008, with five of seven buildings closed in 2008 and the remaining two buildings are expected to close in 2010. The Company has a 50-percent voting interest in the venture.

f)
Bridgeport Marketplace: In July 2005, the Company entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8 acres in Valencia, California. The parcel was subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel sold to a church in 2007, and a 15.5-acre parcel for the development of a 130,000 square-foot retail center. Vertical construction of the center commenced in 2007 and is nearing completion with 98 percent of the retail and office space under binding leases. The Company has a 50-percent voting interest in the venture.

g)
Waiawa:  In August 2006, the Company entered into a joint venture with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu. Due to current market conditions and higher projected construction costs, A&B is working with the venture partner and landowner on alternative development arrangements. The Company has a 50-percent voting interest in the venture.

h)
Bakersfield:  In November 2006, the Company entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000 square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California.  The parcel was acquired in November 2006. Development plans are currently on hold due to current economic conditions.  The Company has a 50-percent voting interest in the venture.

i)
Kukui’ula Village:  In August 2007, the Company entered into a joint venture with DMB Kukui`ula Village LLC for the development of Kukui’ula Village, a planned 91,700 square-foot commercial center located at the entrance of the Kukui’ula project. Vertical construction commenced in 2008, and the center is projected to be completed in 2009. As of December 31, 2008, the center is 55 percent leased, but leasing activity has slowed due to softening economic conditions. The Company has a 50-percent voting interest in the venture.

j)
Santa Barbara Ranch:  In November 2007, the Company entered into a joint venture with Vintage Communities, LLC (“Vintage”), a residential developer headquartered in Newport Beach, California. Vintage and its affiliates intend to develop 1,040 acres for an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara, and is continuing work on planning and entitlement. The joint venture owns approximately 22 acres in the project. As of December 31, 2008, the Company had invested approximately $15 million in the joint venture. Due to the economic downturn, the Company has declined to provide any further equity funding. Accordingly, Vintage and its affiliate have the option, expiring in July 2009, to purchase the Company’s investment for $15 million plus a 12 percent preferred return (“Preferred Return”). If Vintage and its affiliate fail to exercise this option, the Company, in its sole discretion, may cause the joint venture to sell certain Santa Barbara land parcels. In 2008, due to the deterioration in the local real estate market, the Company recorded a $3 million impairment loss, consisting of a $1.5 million loss on its investment and a $1.5 million equity in loss in the joint venture. The Company has a 50-percent voting interest in the venture.

k)
Palmdale Trade and Commerce Center:  In December 2007, the Company entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000 square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. The parcel was contributed to the venture in 2008. Due to current market conditions, the venture is re-evaluating product design and timing of development.  The Company has a 50-percent voting interest in the venture.

           Transportation:  Matson owns a 35-percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC (“SSAT”), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The “Cost of transportation services” included approximately $145 million, $150 million, and $146 million for 2008, 2007, and 2006, respectively, paid to this unconsolidated affiliate for terminal services.

The Company’s equity in earnings of its unconsolidated transportation affiliate of $5 million, $11 million, and $13 million for 2008, 2007, and 2006, respectively, were included on the consolidated income statements with costs of transportation services because the affiliate is integrally related to the Company’s Ocean Transportation segment, providing all terminal services to Matson on the U.S. West Coast.

5.           PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	2008	2007

Vessels	$1,209	$1,193
Machinery and equipment	596	588
Buildings	522	483
Land	146	154
Water, power and sewer systems	115	110
Other property improvements	112	106
Total	2,700	2,634
Less accumulated depreciation and amortization	(1,110)	(1,052)
Property – net	$1,590	$1,582

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

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income. Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. As of December 31, 2008, the oldest CCF deposits date from 2008. Management believes that all amounts on deposit in the CCF at the end of 2008 will be used or committed for qualified purposes prior to the expiration of the applicable 25-year periods.

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

At December 31, 2008 and 2007, the balances on deposit in the CCF, $0.1 million and $0.6 million, respectively, consisted of investments in mortgage-backed securities with fair values that approximated amortized cost. Fair value of the mortgage-backed securities was determined based on identical or substantially similar security values. No central exchange exists for these securities; they are traded over-the-counter. The Company earned $0.1 million each year in 2007 and 2006 on its investments in mortgage-backed securities.

7.           NOTES PAYABLE AND LONG-TERM DEBT

           At December 31, 2008 and 2007, notes payable and long-term debt consisted of the following (in millions):

	2008	2007

Revolving Credit loans, (1.16% for 2008 and 5.37% for 2007)	$135	$119
Title XI Bonds:
5.27%, payable through 2029	46	48
5.34%, payable through 2028	44	46
Term Loans:
4.79%, payable through 2020	81	88
5.55%, payable through 2017	50	50
5.53%, payable through 2016	50	50
4.10%, payable through 2012	30	35
5.56%, payable through 2016	25	25
6.20%, payable through 2013	11	11
6.38%, payable through 2017	8	-
7.55%, payable through 2009	7	15
7.42%, payable through 2010	6	9
4.31%, payable through 2010	6	9
5.88%, payable through 2014	3	-
7.57%, payable through 2009	2	4
Total debt	504	509
Less current portion	(52)	(57)
Long-term debt	$452	$452

Long-term Debt Maturities: At December 31, 2008, debt maturities during the next five years and thereafter are $52 million in 2009, $38 million in 2010, $83 million in 2011, $39 million in 2012, $50 million in 2013 and $242 million thereafter.

Revolving Credit Facilities:  The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of $225 million and $100 million facilities for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. At December 31, 2008, $65 million was outstanding, $11 million in letters of credit had been issued against the facility, and $249 million remained available for borrowing. As of December 31, 2008, $45 million drawn on this facility was classified as non-current because the Company had the ability and intent to refinance the drawn amount on a long-term basis.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. that expires in June 2015. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing in June 2007. The incremental borrowing rate for the facility is 0.225 percent over LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum net worth levels, minimum working capital levels, and maximum ratio of long-term debt to net worth. At December 31, 2008, $70 million was outstanding and $14 million remained available for borrowing.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. During 2006 and 2007, the Company borrowed, under a series of committed notes, $125 million at rates ranging from 5.53 percent to 5.56 percent. At December 31, 2008, $143 million was available under the facility.

On January 29, 2009, A&B committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under its Prudential facility. The Company intends to use the proceeds for general corporate purposes. The funding date of the draw under the facility will be at A&B’s discretion, but must occur by March 9, 2009. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest will be paid semi-annually, commencing in September 2009, and the principal under the note will be repaid in annual installments commencing in March 2012, according to the following schedule (in millions):

Principal Payments

2012	$10
2013	5
2014	5
2015	5
2016	10
Thereafter	65
Total	$100

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2008 totaled $406 million.

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

Vessel Secured Term Debt:  Matson has an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance for $120 million. Included in the agreement are Series A and Series B notes. Series A represents a $15 million note and Series B represents 15-year term notes totaling $105 million. Both series are secured by the MV Manulani. The Series A note carries interest at 4.31 percent with $6 million currently outstanding. The Series B notes carry interest at 4.79 percent with $81 million currently outstanding.

Real Estate Secured Term Debt:  In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan, with an outstanding amount of $11 million at December 31, 2008, carries interest at 6.2 percent and matures in October 2013.

In December 2008, A&B Properties, Inc. assumed approximately $13 million of secured debt, with a fair value of $11 million at the time of acquisition, under two notes in connection with the purchase of the Midstate 99 Distribution Center in Visalia, California. At December 31, 2008, the notes had principal amounts of $9 million and $4 million, and carry interest at 6.38 percent and 5.88 percent, respectively. The $9 million note matures in August 2017 and the $4 million note matures in April 2014.

8.           LEASES

The Company as Lessee: Principal non-cancelable operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire through 2031. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $31 million, $32 million, and $37 million for 2008, 2007, and 2006, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under non-cancelable operating leases as of December 31, 2008 were as follows (in millions):

Operating Leases

2009	$17
2010	14
2011	12
2012	12
2013	12
Thereafter	36
Total minimum lease payments	$103

In addition to the future minimum lease payments above, the Company has an operating lease for terminal facilities in Honolulu that includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were approximately $16 million in 2008, $17 million in 2007, and $17 million in 2006, and there were no minimum annual guarantee payments in any year.

The Company as Lessor:  The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2008 and 2007 were as follows (in millions):

	2008	2007

Leased property - real estate	$693	$660
Less accumulated depreciation	(102)	(99)
Property under operating leases - net	$591	$561

Total rental income under these operating leases for each of the three years in the period ended December 31, 2008 was as follows (in millions):

	2008	2007	2006

Minimum rentals	$82	$80	$74
Contingent rentals (based on sales volume)	4	4	3
Total	$86	$84	$77

Future minimum rentals on non-cancelable leases at December 31, 2008 were as follows (in millions):

Operating Leases

2009	$71
2010	59
2011	45
2012	35
2013	25
Thereafter	82
Total	$317

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

Asset Allocations, Investments and Plan Administration:  The Company’s weighted-average asset allocations at December 31, 2008 and 2007, and 2008 year-end target allocation, by asset category, were as follows:

Target	2008	2007

Domestic equity securities	60%	50%	63%
International equity securities	10%	12%	13%
Debt securities	15%	9%	9%
Real estate	15%	16%	12%
Other and cash	-	-	13%	3%
Total	100%	100%	100%

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

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2008 or 2007 to its defined benefit pension plans. In 2009, the Company expects to make required contributions of approximately $0.4 million. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

In October 2007, the Company modified its defined benefit pension benefit formulas that would apply to new employees hired after December 31, 2007. Under the modification, new employees will earn retirement benefits based on a fixed percentage of their eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Under the modification, employees hired on or after January 1, 2008 are fully vested upon completion of three years of service.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2008 and 2007 are shown below (dollars in millions):

	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007

Change in Benefit Obligation
Benefit obligation at beginning of year	$303	$297	$48	$51
Service cost	8	7	1	1
Interest cost	19	17	3	3
Plan participants’ contributions	--	--	2	2
Actuarial (gain) loss	(1)	(2)	2	(4)
Benefits paid	(16)	(16)	(5)	(5)
Settlements	(1)	--	--	--
Amendments	2	--	1	--
Benefit obligation at end of year	$314	$303	$52	$48
Change in Plan Assets
Fair value of plan assets at beginning of year	379	349	--	--
Actual return on plan assets	(118)	46	--	--
Settlements	(1)	--	--	--
Benefits paid	(16)	(16)	--	--
Fair value of plan assets at end of year	$244	$379	$--	$--

Funded Status and Recognized Liability	$(70)	$76	$(52)	$(48)

The accumulated benefit obligation for the Company’s qualified pension plans were $284 million and $273 million as of December 31, 2008 and 2007, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2008 and 2007 are as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2008	2007	2008	2007

Non-current assets	$3	$80	$--	$--
Current liabilities	--	--	(3)	(2)
Non-current liabilities	(73)	(4)	(49)	(46)
Total	$(70)	$76	$(52)	$(48)

Net loss (gain) (net of taxes)	$87	$(3)	$(1)	$(3)
Unrecognized prior service cost (net of taxes)	3	1	--	--
Total	$90	$(2)	$(1)	$(3)

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 and 2007 is shown below (in millions):

	2008	2007

Projected benefit obligation	$248	$37
Accumulated benefit obligation	$221	$32
Fair value of plan assets	$177	$33

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 is $0.6 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2009 is $11.1 million. The estimated prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit in 2009 is negligible.  The estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic pension benefit in 2009 is $0.5 million.

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

The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2008 post-retirement obligations include the benefits of the Act’s subsidy. These amounts are not material.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans and the weighted average assumptions used to determine benefit information during 2008, 2007, and 2006, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2008	2007	2006	2008	2007	2006
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$8	$7	$7	$1	$1	$1
Interest cost	18	17	17	3	3	3
Expected return on plan assets	(32)	(28)	(26)	--	--	--
Recognition of net (gain) loss	--	--	2	(1)	--	1
Amortization of prior service cost	1	--	--	--	--	--
Recognition of loss (gain) due to settlement	1	--	--	--	(1)	--
Net periodic benefit cost/(income)	(4)	(4)	--	3	3	5

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Adoption of FASB 158	--	--	11	--	--	(1)
Net loss (gain)	90	(12)	--	1	(2)	--
Amortization of unrecognized gain	--	--	--	1	--	--
Prior service cost	1	--	--	--	--	--
Amortization of prior service cost (credit)	--	--	--	--	--	--
Total recognized in other comprehensive income	91	(12)	11	2	(2)	(1)
Total recognized in net periodic benefit cost and
other comprehensive income	$87	$(16)	$11	$5	$1	$4

Weighted Average Assumptions:
Discount rate	6.25%	6.25%	6.00%	6.25%	6.25%	6.00%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Initial health care cost trend rate				9.00%	9.00%	9.00%
Ultimate rate				5.00%	5.00%	5.00%
Year ultimate rate is reached				2013	2012	2011

The expected return on plan assets is based on the Company’s historical returns combined with long-term expectations, based on the mix of plan assets, asset class returns, and long-term inflation assumptions, after consultation with the firm used by the Company for actuarial calculations. One-, three-, and five-year pension returns were (33.1) percent, (4.0) percent, and 2.1 percent, respectively. The long-term average return (since 1989) has been approximately 7.9 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers. While market performance in 2008 has significantly reduced the Company’s actual long-term rate of return, the Company continues to believe that a long-term rate of return of 8.5% remains appropriate given the Company’s target allocation of approximately 70 percent to equities. Excluding 2008 plan performance, the Company’s long-term rate of return (since 1989) was 10.7 percent.

As of December 31, 2008, the market value of the Company’s defined benefit plans totaled approximately $244 million, compared with $379 million as of December 31, 2007. As a result of realized and unrealized losses, the Company expects net periodic pension expense to increase to approximately $20 million in 2009.

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2008, 2007 and 2006, and the net periodic post-retirement benefit cost for 2008, 2007 and 2006, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2008	2007	2006	2008	2007	2006

Effect on total of service and interest cost components	$--	$--	$--	$--	$--	$--
Effect on post-retirement benefit obligation	$5	$5	$5	$(4)	$(4)	$(4)

Non-qualified Benefit Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The funded status, relating to these unfunded plans, totaled $(30) million at December 31, 2008. A 6.0 percent discount rate was used to determine the 2008 obligation. The expense associated with the non-qualified plans was $4 million in each year ended December 31, 2008, 2007, and 2006. As of December 31, 2008, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $5 million, and the amount recognized as unrecognized prior service credit, net of tax, was negligible. The estimated net loss that will be recognized in net periodic pension cost in 2009 is approximately $1 million. The estimated prior service credit that will be amortized from accumulated other comprehensive income into net periodic pension benefit over the next fiscal year is negligible.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2009	$18	$8	$3
2010	18	13	3
2011	19	1	4
2012	19	1	4
2013	20	2	4
2014-2018	115	11	20

Multiemployer Plans:  Matson participates in 10 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals approximately $60 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $13 million in 2008, $12 million in 2007, and $11 million in 2006.

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

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 4% of eligible employee compensation. The Company’s matching contributions expensed under these plans totaled $2.0 million, $1.9 million, and $1.8 million for the years ended December 31, 2008, 2007, and 2006, respectively.  The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 percent to 3 percent, depending upon Company performance above the minimum threshold. The contribution expense for these plans totaled $1 million, $2 million, and $2 million for the years ended December 31, 2008, 2007, and 2006, respectively.

10.           INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2008 consisted of the following (in millions):

	2008	2007	2006
Current:
Federal	$59	$59	$23
State and Foreign	5	4	3
Current	64	63	26
Deferred	(9)	--	28
Total continuing operations tax expense	$55	$63	$54

Matson recorded a current tax benefit of $2 million for a deposit of $4 million into CCF in 2008, a $3 million tax benefit for a deposit of $8 million in 2007 and  $36 million for a deposit of $95 million in 2006. The current tax benefits in the three years reduced the current income tax payable, but did not reduce total income tax expense because a reduction in the current income tax expense was offset by an increase in deferred tax expense. Additional information about the CCF is included in Note 6.

Income tax expense for 2008, 2007, and 2006 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2008	2007	2006

Computed federal income tax expense	$53	$59	$50
State income taxes	4	5	5
Other—net	(2)	(1)	(1)
Income tax expense	$55	$63	$54

Total State and Federal tax credits totaled approximately $3 million in 2008, and $2 million annually for  2007 and 2006. The credits related to capital goods excise tax credits, credits for investments in qualified high-tech businesses, enterprise zone credits, credits for the production of electricity from qualified facilities, and credits for expenditures on rehabilitation of certified historic structures.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2008	2007
Deferred tax assets:
Capital loss carry-forward	$3	$5
Benefit plans	75	9
Insurance reserves	9	10
Other	11	15
Total deferred tax assets	98	39

Deferred tax liabilities:
Basis differences for property and equipment	304	316
Tax-deferred gains on real estate transactions	181	155
Capital Construction Fund	5	4
Joint ventures and other investments	6	9
Other	17	12
Total deferred tax liabilities	513	496

Net deferred tax liability	$415	$457

The realization of the deferred tax assets related to the capital loss carryover is dependent upon the future generation of capital gains. Management considers projected future transactions and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will generate such gains before the capital loss carry-forward expires in 2010. Therefore, no valuation allowance was established for this deferred tax asset as of December 31, 2008.

The Company also has California alternative minimum tax credit carryforwards of approximately $1 million at December 31, 2008 to reduce future California state income taxes over an indefinite period.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock and restricted stock units when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.1 million, $1.9 million, and $1.3 million for 2008, 2007, and 2006, respectively, and the portion of the tax benefit related to the excess of the tax deduction over the amount reported as expense under SFAS No. 123R was reflected as an increase to additional capital in the consolidated statements of shareholders’ equity.

The Company adopted FIN 48 on January 1, 2007. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$10
Additions for tax positions of prior years	3
Reductions for tax positions of prior years	(2)
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2007	10
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(1)
Reductions for lapse of statute of limitations	(3)
Balance at December 31, 2008	$6

Of the total unrecognized benefits at December 31, 2008, $6 million represents the amount that, if recognized, would favorably affect the Company’s effective rate in future periods, and approximately $0.6 million represents gross accrued interest. The Company expects a decrease in gross unrecognized benefits, including interest, in the next 12 months as a result of a lapse of the applicable statute of limitations, for which approximately $ 0.7 million would favorably impact the effective tax rate.

            The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2008, approximately $0.6 million of potential interest expense was accrued. There were no amounts accrued as penalties as of December 31, 2008. For 2008, the amount of interest expense recognized in income tax expense related to unrecognized tax benefits was negligible, and no potential penalties were recognized in income tax expense related to unrecognized tax benefits.

            The Company is no longer subject to U.S. federal income tax audits for years before 2005. The Internal Revenue Service may audit the Company’s federal income tax returns for years subsequent to 2004. Additionally, the Company is routinely involved in state and local income tax audits. Substantially all material state, local, and foreign income tax matters have been concluded for years through 2003.

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

As of December 31, 2008, 1,406,127 shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan.

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

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Generally, time-based equity awards vest ratably over three years and performance-based equity awards (granted prior to December 31, 2008) vest after one year, provided that certain performance targets are achieved. Performance-based equity awards granted after December 31, 2008 are subject to a one-year performance condition and a three-year service vesting condition.

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

Predecessor Plans: Adopted in 1998, the Company’s 1998 Stock Option/Stock Incentive Plan (“1998 Plan”) provided for the issuance of non-qualified stock options and common stock to employees of the Company. Under the 1998 Plan, option prices could not be less than the fair market value of the Company’s common stock on the dates of grant and the options became exercisable over periods determined, at the dates of grant, by the Compensation Committee of the A&B Board of Directors that administers the plan. Generally, options vested ratably over three years and expired ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company’s stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company’s stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company’s stock on the date of exercise or one and one-half times the original option price. The 1998 Plan also permitted the issuance of shares of the Company’s common stock. Generally, grants of time-based, non-vested stock vests ratably over three years and performance-based, non-vested stock vests in one year, provided that certain performance targets are achieved. The 1998 Plan was superseded by the 2007 Plan and no further grants will be made under the 1998 Plan.

Adopted in 1989, the Company’s 1989 Stock Option/Stock Incentive Plan (“1989 Plan”) is substantially the same as the 1998 Plan, except that each option is generally exercisable in full one year after the date granted. The 1989 Plan terminated in January 1999, and options granted through 1998 were exercised or terminated in 2008.

Director Stock Option Plans: The Company had two Director stock option plans that were superseded by the 2007 Plan. Under the 1998 Non-Employee Director Stock Option Plan (“1998 Director Plan”), each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, was automatically granted, on the date of each such Annual Meeting, an option to purchase 8,000 shares of the Company’s common stock at the fair market value of the shares on the date of grant. Each option to purchase shares generally became exercisable ratably over three years following the date granted.

The 1989 Non-Employee Director Stock Option Plan (“1989 Director Plan”) was substantially the same as the 1998 Director Plan, except that each option generally became exercisable in-full one year after the date granted. This plan terminated in January 1999, and options granted through termination were exercised or terminated in 2008.

SFAS No. 123R requires companies to estimate the fair value of stock option awards on the date of grant. The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model.

The weighted average grant-date fair values of the options granted during 2008, 2007, and 2006 were $7.88, $10.91, and $13.96, respectively, per option, using the range of assumptions provided in the table below:

	2008	2007	2006

Expected volatility	19.5%-19.8%	19.0%-19.5%	22.1%-22.7%
Expected term (in years)	5.8	5.8-5.9	6.3-8.1
Risk-free interest rate	3.1%-3.5%	4.8%-5.0%	4.5%-5.1%
Dividend yield	2.6%	2.1%-2.2%	1.7%-2.4%

•
Expected volatility was primarily determined using the historical volatility of A&B common stock over the expected term, but the Company may also consider future events and other factors that it reasonably concludes marketplace participants might consider.

•
The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considered expected or unusual trends that would likely affect this assumption and determined that approximately 5.8 years was reasonable for 2008.

•	The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date.

•	The expected dividend yield is based on the Company’s current and historical dividend policy.

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, significantly affect the related amounts recognized in the consolidated statements of income.

The following table summarizes stock option activity for the Company’s plans for each of the three years in the period ended December 31, 2008 (in thousands, except exercise price amounts):

		Employee Plans		Director Plans			Weighted	Weighted
				1998	1989		Average	Average	Aggregate
	2007	1998	1989	Director	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Plan	Plan	Shares	Price	Life	Value

December 31, 2005	--	1,190	38	216	42	1,486	$31.16
Granted	--	174	--	56	--	230	$51.54
Exercised	--	(110)	(11)	(6)	(12)	(139)	$26.34
Forfeited & Expired	--	(20)	--	--	--	(20)	$40.92
December 31, 2006	--	1,234	27	266	30	1,557	$34.47
Granted	3	280	--	--	--	283	$48.24
Exercised	--	(157)	(14)	(21)	(21)	(213)	$28.72
Forfeited & Expired	--	(4)	--	--	--	(4)	$51.29
December 31, 2007	3	1,353	13	245	9	1,623	$37.62
Granted	483	--	--	--	--	483	$45.39
Exercised	--	(33)	(13)	(6)	(9)	(61)	$27.69
Forfeited and expired	(6)	(4)	--	--	--	(10)	$47.33
Outstanding December 31, 2008	480	1,316	--	239	--	2,035	$39.71	6.1	$204,142

Vested or expected to vest	475	1,303	--	237	--	2,015	$35.74	6.1	$202,101
Exercisable December 31, 2008	1	1,076	--	220	--	1,297	$35.74	4.7	$204,142

The following table summarizes non-vested common stock and restricted stock unit activity through December 31, 2008 (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value
December 31, 2005	--	--	184	$41.38
Granted	--	--	155	$52.38
Vested	--	--	(57)	$41.97
Forfeited	--	--	(8)	$47.90
December 31, 2006	--	--	274	$47.28
Granted	18	$54.20	247	$48.19
Vested	--	--	(150)	$48.53
Forfeited	--	--
December 31, 2007	18	$54.20	371	$47.74
Granted	183	$46.00	--	--
Vested	(8)	$53.59	(276)	$47.35
Forfeited	(33)	$45.38	(1)	$46.62
Outstanding December 31, 2008	160	$46.68	94	$47.48

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	2008	2007	2006
Share-based expense (net of estimated forfeitures):
Stock options	$3	$3	$3
Non-vested stock & restricted stock units	8	13	7
Total share-based expense	11	16	10
Total recognized tax benefit	(3)	(4)	(3)
Share-based expense (net of tax)	$8	$12	$7

Cash received upon option exercise	$2	$6	$3
Intrinsic value of options exercised	$1	$5	$3
Tax benefit realized upon option exercise	$1	$2	$1
Fair value of stock vested	$13	$7	$3

As of December 31, 2008, there was $3.8 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.7 years. As of December 31, 2008, unrecognized compensation cost related to non-vested stock and restricted stock units was $5.4 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.4 years.

12.           COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments, Guarantees and Contingencies:  Commitments and financial arrangements, excluding capital lease commitments that are described in Note 8, included the following as of December 31, 2008 (in millions):

Arrangement		2008

Standby letters of credit	(a)	$11
Bonds	(b)	$29
Benefit plan withdrawal obligations	(c)	$60

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities. Approximately $9 million of the letters of credit are required to allow the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. The balance includes approximately $2 million for insurance-related matters, principally in the Company’s real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Consists of approximately $11 million of construction bonds related to real estate projects in Hawaii, approximately $16 million in U.S. customs bonds, and approximately $2 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $60 million as of the most recent valuation date. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. To date, no such indemnities have been called upon. Under the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), the Company recorded liabilities for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The fair values of the liabilities recorded were not material at December 31, 2008 and 2007. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. As of December 31, 2008, the maximum potential amount of aggregate future payments under bonds outstanding was $107 million, computed as $197 million of bonds outstanding, less the value of work completed, which totaled approximately $90 million. The Company and its joint venture partners also entered into mutual indemnification agreements under which each partner agrees to indemnify the other partner for its share of the obligation under the bonds. Including amounts recoverable from the Company’s joint venture partners under the mutual indemnification agreements, the Company’s maximum potential amount of aggregate future payments under indemnities at December 31, 2008 was approximately $43 million.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, no such guarantees have been called upon. Under the provisions of FIN 45, the Company recorded liabilities for two completion guarantees it provided in connection with joint venture development projects. The fair values of these liabilities were not material at December 31, 2008 and 2007. Under the completion guarantees, the Company and its joint venture partners agree to complete development of specified development work if the joint venture fails to complete development. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture. As of December 31, 2008, the maximum potential amount of aggregate future payments under completion guarantees outstanding was $1.3 million, computed as $12.0 million of project work guaranteed, less the value of work completed, which totaled approximately $10.7 million. The Company’s share of the maximum potential amount of aggregate future payments under indemnities at December 31, 2008 was approximately $0.9 million.

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

In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site and accrued an undiscounted obligation of approximately $2 million for the estimated remediation costs. The commencement of environmental cleanup is dependent upon studies to be performed by the Department of Health of the State of Hawaii.

Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis.  If the Company is not permitted to divert stream waters from State lands in East Maui for its use, it would have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system.  On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. Over an interim period, which is expected to last at least a year, the Water Commission will monitor the results of the implementation of the IIFS for the eight streams, and proceed with assessing whether an amendment of IIFS for the remaining 19 East Maui streams is appropriate. While the loss of the water as a result of the Water Commission’s action on the eight petitions may not significantly impair the Company’s sugar-growing operations, similar losses of water on the remaining 19 streams would have a material adverse effect on the Company’s sugar-growing operations. The Company, at this time, is unable to determine what action the Water Commission will take with respect to all 27 streams.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provides approximately one-tenth of the irrigation water used by HC&S.  The Water Commission’s deliberations on whether to amend the current IIFS for the West Maui streams are currently ongoing, and an adverse decision could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations.  A decision by the Water Commission is not expected until the second half of 2009.

On December 10, 2007, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia (the “Mokihana case”).  The complaint sought review of a certificate of documentation with a coastwise endorsement issued by the National Vessel Documentation Center after concluding that Matson’s C9 vessel Mokihana had not been rebuilt abroad.  Matson intervened in the action.  On September 30, 2008, the District Court entered a preliminary order granting summary judgment to the plaintiffs and was to have issued an opinion setting forth the basis for the ruling and the relief to have been granted, which relief may have affected the right of Matson to operate Mokihana in the domestic trade.  Prior to the issuance of such opinion, on November 6, 2008, the judge assigned to the case vacated the preliminary order granting summary judgment to the plaintiffs and stayed the matter pending the outcome of an appeal to the United States Court of Appeals for the Fourth Circuit in a case referred to by the District Court as the Seabulk Trader case.  Such case was decided in favor of the plaintiffs by another judge in the same District Court and is reported at 551 F.Supp. 2d 447.  While the Seabulk Trader case involves certain issues similar in nature to the Mokihana case, the Company believes the two cases are distinguishable in various respects.  A decision in the Seabulk Trader case is expected in 2009.  Matson has filed an amicus brief in the support of the Coast Guard’s decision in that case.  The Company is unable to predict, at this time, the outcome of the appeal in the Seabulk Trader case or the possible effect of such outcome on the Mokihana case.  The Company also is unable to predict, at this time, the outcome or financial impact, if any, of the Mokihana case.

In a separate but related matter, the same plaintiffs asked the United States Department of Transportation Maritime Administration (“Marad”) to investigate the continued eligibility of nine of Matson’s vessels, including Mokihana, to participate in the Capital Construction Fund (“CCF”) and cargo preference programs as a result of modifications performed, or to be performed, in foreign shipyards.  Marad issued an Opinion and Order on March 18, 2008, stating that it would be guided by prior Coast Guard rulings with respect to CCF, that all Matson vessels would retain their CCF eligibility unless the court reversed the Coast Guard’s final determination with respect to Mokihana, and that all vessels would retain their cargo preference eligibility but requested further information on Mokihana and Lurline.  On December 9, 2008, after reviewing information provided by Matson, Marad issued a Final Opinion and Order ordering that Lurline and Mokihana be excluded from preference for carriage of government civilian cargo, pursuant to 46 U.S.C. 55305, for three years.  Matson has filed a request for reconsideration with Marad.  The decision has no immediate financial effect because these vessels are currently deployed in the Hawaii trade and do not carry civilian preference cargo.

In another separate but related matter, the Coast Guard Marine Safety Center informed Matson on December 24, 2008 that the same plaintiffs had requested reconsideration of the Coast Guard’s June 2006 Mokihana major conversion determination.  The Coast Guard had earlier ruled that the work to be performed on Mokihana in the foreign and U.S. shipyards was minor and, therefore, would not necessitate certain safety and maintenance upgrades.  The Coast Guard has asked the Shipbuilders Council and Pasha to respond to issues as to their standing to request reconsideration and the timeliness of the request.  Matson believes that the Coast Guard's determination was correct and will submit comments supporting it.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this matter.

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation currently is focused on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

The Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief.  As of January 8, 2009, the Company was aware of 26 such lawsuits.   All of the lawsuits have been or will be transferred and consolidated into a consolidated civil lawsuit in the U.S. District Court for the Western District of Washington in Seattle purporting to be a class action.  Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., has also been named as a defendant in the consolidated civil lawsuit.  The plaintiffs filed a consolidated class action complaint on February 2, 2009.  The Company and Matson intend to file a motion to dismiss the complaint by March 2009.  The Company and Matson will vigorously defend themselves in this lawsuit.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit.

In June 2006, Matson and its Long Beach terminal operator, SSAT LLC, completed negotiations of an amendment to the Preferential Assignment Agreement with the City of Long Beach that includes changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the amendment, Matson is required to install equipment on all its motor vessels to allow them to accept a shore-based electrical power source instead of using the vessel’s diesel generators while in port (“cold ironing”) and to phase out calls by its steamships by 2020. In December 2008, the Office of Administrative Law approved regulations put forth by the California Air Resources Board (“CARB”) which mandate cold ironing of diesel powered container ships at major ports starting in 2014. The CARB regulations put the responsibility for shoreside electrical infrastructure on the terminal operator. Our lease agreement commits the Port of Long Beach to providing the shoreside infrastructure and construction is scheduled to begin in 2009. However, the Port of Oakland has not yet made a commitment to provide the required infrastructure at the Company’s Oakland terminal and therefore, SSAT may be held responsible for this cost. The cost of the required infrastructure improvements has not been estimated. The modifications to Matson’s vessels to accommodate cold ironing will occur at each of their next scheduled out–of-water drydockings. One vessel commenced retrofitting in 2008 and another is scheduled for 2009. The estimated costs of the modifications are projected at $13.7 million for the eight motor vessels including design and engineering costs, and the cost for vessel stepdown transformers to accommodate the power provided at the dock. As of December 31, 2008, approximately $1.8 million has been incurred. The costs of the modifications have been recorded as capital assets because they provide future economic benefits.

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

The Real Estate Industry consists of two segments. The Real Estate Sales segment generates its revenues through the development and sale of land, commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. When property that was previously leased is sold, the revenue and operating profit are included with the Real Estate Sales segment.

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

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of non-operating or unusual transactions, interest expense, general corporate expenses, and income taxes.

INDUSTRY SEGMENTS (CONTINUED)

Industry segment information for each of the three years ended December 31, 2008 is summarized below (in millions):

For the Year	2008	2007	2006
Revenue:
Transportation:
Ocean transportation	$1,023.7	$1,006.9	$945.8
Logistics services	436.0	433.5	444.2
Real Estate:
Leasing	107.8	108.5	100.6
Sales	350.2	117.8	97.3
Less amounts reported in discontinued operations[1]	(133.0)	(112.0)	(111.7)
Agribusiness	124.3	123.7	127.4
Reconciling Items [2]	(10.7)	(9.2)	(14.2)
Total revenue	$1,898.3	$1,669.2	$1,589.4
Operating Profit:
Transportation:
Ocean transportation[3]	$105.8	$126.5	$105.6
Logistics services	18.5	21.8	20.8
Real Estate:
Leasing	47.8	51.6	50.3
Sales[3]	95.6	74.4	49.7
Less amounts reported in discontinued operations[1]	(59.1)	(61.0)	(52.3)
Agribusiness	(12.9)	0.2	6.9
Total operating profit	195.7	213.5	181.0
Interest expense, net[4]	(23.7)	(18.8)	(15.0)
General corporate expenses	(21.0)	(27.3)	(22.3)
Income from continuing operations before income taxes	151.0	167.4	143.7
Income taxes	(55.1)	(63.2)	(53.7)
Income from continuing operations	95.9	104.2	90.0
Discontinued operations	36.5	38.0	32.5
Net income	$132.4	$142.2	$122.5

[1]	Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 2 for additional information.

[2]	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

[3]
The Ocean Transportation segment includes approximately $5.2 million, $10.7 million, and $13.3 million of equity in earnings from its investment in SSAT for 2008, 2007, and 2006, respectively. The Real Estate Sales segment includes approximately $9.0 million, $22.6 million, and $14.4 million in equity in earnings from its various real estate joint ventures for 2008, 2007, and 2006, respectively.

[4]	Includes Ocean Transportation interest expense of $11.6 million for 2008, $13.9 million for 2007, and $13.3 million for 2006. Substantially all other interest expense was at the parent company.

INDUSTRY SEGMENTS (CONTINUED)

Identifiable Assets:
Ocean transportation[5]	$1,153.9	$1,215.0	$1,185.3
Logistics services	74.2	58.6	56.4
Real estate leasing	590.2	595.4	525.5
Real estate sales[5]	344.6	408.9	295.0
Agribusiness	172.2	174.6	168.7
Other	15.1	26.6	20.3
Total assets	$2,350.2	$2,479.1	$2,251.2
Capital Expenditures:
Ocean transportation	$35.5	$65.8	$217.1
Logistics services[6]	2.4	2.0	1.7
Real estate leasing[7]	100.2	124.5	93.0
Real estate sales[8]	0.6	0.3	1.3
Agribusiness	15.2	20.5	15.0
Other	0.8	0.3	1.5
Total capital expenditures	$154.7	$213.4	$329.6
Depreciation and Amortization:
Ocean transportation	$66.1	$63.2	$58.1
Logistics services	2.3	1.5	1.5
Real estate leasing[1]	17.9	15.7	14.1
Real estate sales	0.2	0.2	0.1
Agribusiness	11.5	10.7	10.1
Other	2.7	1.3	0.9
Total depreciation and amortization	$100.7	$92.6	$84.8

[5]
The Ocean Transportation segment includes approximately $44.6 million, $48.6 million, and $49.8 million related to its investment in SSAT as of December 31, 2008, 2007, and 2006, respectively. The Real Estate Sales segment includes approximately $162.1 million, $134.1 million, and $98.4 million related to its investment in various real estate joint ventures as of December 31, 2008, 2007, and 2006, respectively.

[6]
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

[7]	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

[8]
Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $39 million, $110 million, and $69 million, for 2008, 2007, and 2006, respectively.

14.            QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2008 are listed below (in millions, except per-share amounts):

	2008
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$243.0	$268.4	$272.8	$239.5
Logistics services	102.6	115.5	118.1	99.8
Real Estate:
Leasing	28.8	27.3	26.2	25.5
Sales	187.4	31.2	77.2	54.4
Less amounts reported in discontinued operations [1]	(3.8)	(14.5)	(71.0)	(43.7)
Agribusiness	22.5	36.2	37.5	28.1
Reconciling Items [2]	(1.5)	(2.6)	(3.0)	(3.6)
Total revenue	$579.0	$461.5	$457.8	$400.0
Operating Profit (Loss):
Transportation:
Ocean transportation	$15.9	$37.4	$31.4	$21.1
Logistics services	4.7	4.6	5.1	4.1
Real Estate:
Leasing	13.9	12.6	11.1	10.2
Sales	41.4	9.1	25.8	19.3
Less amounts reported in discontinued operations[1]	(2.1)	(8.3)	(27.7)	(21.0)
Agribusiness	4.8	(4.9)	(6.7)	(6.1)
Total operating profit	78.6	50.5	39.0	27.6
Interest Expense	(6.1)	(5.6)	(5.8)	(6.2)
General Corporate Expenses	(5.7)	(5.4)	(5.3)	(4.6)
Income From Continuing Operations before Income Taxes	66.8	39.5	27.9	16.8
Income taxes	(26.1)	(15.0)	(8.1)	(5.9)
Income From Continuing Operations	40.7	24.5	19.8	10.9
Discontinued Operations[1]	1.4	5.1	17.0	13.0
Net Income	$42.1	$29.6	$36.8	$23.9

Earnings Per Share:
Basic	$1.02	$0.72	$0.89	$0.58
Diluted	$1.01	$0.71	$0.89	$0.58

1      See Note 2 for discussion of discontinued operations.
2      Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

Segment results by quarter for 2007 are listed below (in millions, except per-share amounts):

	2007
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$231.6	$253.1	$259.9	$262.3
Logistics services	102.9	112.4	110.4	107.8
Real Estate:
Leasing	28.8	26.4	26.3	27.0
Sales	6.5	0.4	78.5	32.4
Less amounts reported in discontinued operations [1]	(4.9)	(4.7)	(78.2)	(24.2)
Agribusiness	17.2	38.5	37.3	30.7
Reconciling Items [2]	(2.0)	(1.8)	(2.4)	(3.0)
Total revenue	$380.1	$424.3	$431.8	$433.0
Operating Profit (Loss):
Transportation:
Ocean transportation	$18.8	$39.1	$38.5	$30.1
Logistics services	5.6	5.5	6.0	4.7
Real Estate:
Leasing	15.0	12.3	12.2	12.1
Sales	8.8	4.5	37.9	23.2
Less amounts reported in discontinued operations[1]	(3.0)	(2.9)	(37.7)	(17.4)
Agribusiness	3.6	0.5	(3.2)	(0.7)
Total operating profit	48.8	59.0	53.7	52.0
Interest Expense	(4.3)	(4.1)	(4.8)	(5.6)
General Corporate Expenses	(6.9)	(6.6)	(6.0)	(7.8)
Income From Continuing Operations before Income Taxes	37.6	48.3	42.9	38.6
Income taxes	(14.8)	(18.1)	(17.3)	(13.0)
Income From Continuing Operations	22.8	30.2	25.6	25.6
Discontinued Operations[1]	1.9	1.8	23.5	10.8
Net Income	$24.7	$32.0	$49.1	$36.4

Earnings Per Share:
Basic	$0.58	$0.75	$1.15	$0.86
Diluted	$0.58	$0.74	$1.14	$0.85
1      See Note 2 for discussion of discontinued operations.
2      Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

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

The following table presents the Parent Company’s condensed Balance Sheets as of December 31, 2008 and 2007 (in millions):

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$--	$3
Accounts and notes receivable, net	3	3
Income tax receivable	24	--
Section 1031 exchange proceeds	23	--
Prepaid expenses and other	23	19
Total current assets	73	25
Investments:
Subsidiaries consolidated, at equity	1,131	1,097
Property, at Cost	432	451
Less accumulated depreciation and amortization	219	212
Property -- net	213	239
Due from Subsidiaries	--	87
Other Assets	43	47
Total	$1,460	$1,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$28	$32
Accounts payable	8	5
Income taxes payable	--	10
Non-qualified benefit plans	4	4
Other	12	15
Total current liabilities	52	66
Long-term Debt	200	212
Employee benefit plans	49	8
Non-qualified benefit plans	17	16
Other Long-term Liabilities	6	7
Deferred Income Taxes	30	56
Due to Subsidiaries	34	--
Commitments and Contingencies
Shareholders’ Equity:
Capital stock	33	34
Additional capital	204	200
Accumulated other comprehensive loss	(96)	(4)
Retained earnings	942	911
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,072	1,130
Total	$1,460	$1,495

    The following table presents the Parent Company’s condensed Statements of Income for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Revenue:
Agribusiness	$91	$92	$97
Real estate leasing	23	22	20
Real estate sales	6	6	1
Interest and other	3	8	9
Total revenue	123	128	127

Costs and Expenses:
Cost of agribusiness goods and services	110	97	96
Cost of real estate sales and leasing	12	12	9
Selling, general and administrative	21	28	24
Interest and other	14	12	7
Income taxes	(14)	(7)	--
Total costs and expenses	143	142	136

Loss from Continuing Operations	(20)	(14)	(9)

Discontinued Operations, net of income taxes	16	2	11

Income (Loss) Before Equity in Income of Subsidiaries Consolidated	(4)	(12)	3

Equity in Income from Continuing Operations of Subsidiaries Consolidated	115	118	99

Equity in Income from Discontinued Operations of Subsidiaries Consolidated	21	36	21

Net Income	132	142	122

Other Comprehensive Income (Loss), net of income taxes	(91)	15	--

Comprehensive Income	$41	$157	$122

The following table presents the Parent Company’s condensed Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Cash Flows from Operations (including dividends received from subsidiaries)	$144	$17	$65

Cash Flows from Investing Activities:
Capital expenditures	(16)	(18)	(35)
Purchase of investments	(12)	--	--
Proceeds from disposal of property and sale of investments	9	5	22
Net cash used by investing activities	(19)	(13)	(13)

Cash Flows from Financing Activities:
Change in intercompany payables/receivables	(4)	(15)	(6)
Proceeds from (repayments of) long-term debt, net	(16)	85	58
Proceeds from issuance of capital stock, including tax benefit	2	8	5
Repurchases of capital stock	(59)	(33)	(72)
Dividends paid	(51)	(48)	(42)
Net cash used in financing activities	(128)	(3)	(57)

Cash and Cash Equivalents:
Net increase (decrease) for the year	(3)	1	(5)
Balance, beginning of year	3	2	7
Balance, end of year	$--	$3	$2

Other Cash Flow Information:
Interest paid	$(13)	$(12)	$(7)
Income taxes paid, net of refunds	$(63)	$(55)	$(49)

Other Non-cash Information:
Depreciation expense	$15	$15	$13
Tax-deferred property sales	$60	$--	$13
Tax-deferred property purchases	$(5)	$--	$(13)

General Information:  The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are generally described in Note 13, “Industry Segments.” Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

Long-term Debt:  At December 31, 2008 and 2007, long-term debt consisted of the following (in millions):

	2008	2007

Revolving Credit loans (1.12% for 2008 and 5.28% for 2007)	$55	$54
Term Loans:
5.53%, payable through 2016	50	50
5.56%, payable through 2016	25	25
5.55%, payable through 2017	50	50
4.10%, payable through 2012	30	35
7.55%, payable through 2009	7	15
7.42%, payable through 2010	6	9
6.20%, payable through 2013	3	2
7.57%, payable through 2009	2	4
Total	228	244
Less current portion	(28)	(32)
Long-term debt	$200	$212

Long-term Debt Maturities: At December 31, 2008, maturities of all long-term debt during the next five years are $28 million in 2009, $17 million in 2010, $61 million in 2011, $18 million in 2012, $21 million in 2013, and $83 million thereafter.

Revolving Credit Facilities:  The Company has a revolving senior credit facility with six commercial banks that expires in December 2011. The revolving credit facility provides for a commitment of $225 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders’ equity levels, minimum property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2008, $55 million was outstanding, $2 million in letters of credit had been issued against the facility, and $168 million remained available for borrowing. As of December 31, 2008, $45 million drawn on this facility was classified as non-current because the Company had the ability and intent to refinance the balance on a long-term basis.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. During 2006 and 2007, the Company borrowed, under a series of committed notes, $125 million at rates ranging from 5.53 percent to 5.56 percent. At December 31, 2008, $143 million was available under the facility.

On January 29, 2009, the Company committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under its Prudential facility. The Company intends to use the proceeds for general corporate purposes. The funding date of the draw under the facility will be at Company’s discretion, but must occur by March 9, 2009. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest will be paid semi-annually, commencing in September 2009, and the principal under the note will be repaid in annual installments commencing in March 2012, according to the following schedule (in millions):

Principal
Payments

2012	$10
2013	5
2014	5
2015	5
2016	10
Thereafter	65
Total	$100

Real Estate Secured Term Debt:  In June 2005, the Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 24 percent of the Phoenix office building. At December 31, 2008, approximately $3 million of the $11 million was recorded on the parent company’s books, consistent with ownership of the property. The property is jointly and severally owned by three subsidiaries of the Company.

Dividends from Subsidiaries: The Company received dividends from Matson totaling $60 million for each of the last three years ended December 31, 2008, 2007, and 2006.

16.           RELATED PARTY TRANSACTIONS

Related Party Transactions:  Note 4 includes additional information about transactions with unconsolidated affiliates, and which affiliates are/were also related parties, due to the Company’s minority interest investments.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”) is a raw sugar marketing and transportation cooperative that the Company uses to market and transport its sugar to C&H Sugar Company, Inc. (“C&H”). Under the terms of a supply contract between HS&TC and C&H, which expires with the 2009 crop, C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. The price that the Hawaii sugar growers receive for the sale of raw sugar is the C&H contract price, reduced for the operating, transportation and interest costs incurred by HS&TC, net of revenue generated by HS&TC for charter voyages. Revenue from raw sugar and molasses sold to HS&TC was $45 million, $53 million, and $59 million, during 2008, 2007, and 2006, respectively. At December 31, 2008, 2007, and 2006 the Company had amounts receivable from HS&TC of $3 million, $5 million, and $11 million, respectively.

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

B. Internal Control over Financial Reporting

(a) See page 59 for management’s annual report on internal control over financial reporting.

(b) See page 60 for attestation report of the independent registered public accounting firm.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement dated March 12, 2009 (“A&B’s 2009 Proxy Statement”), which section is incorporated herein by reference.

B.           Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 20, 2009, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors.  For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2009 Proxy Statement, which subsection is incorporated herein by reference.  For a discussion of change in control agreements and an Executive Transition Agreement between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2009 Proxy Statement, which subsections are incorporated herein by reference.

James S. Andrasick (65)
Chairman of the Board of Matson, 10/08-present; President and Chief Executive Officer of Matson, 7/02-9/08; Executive Vice President of A&B, 4/02-4/04; Chief Financial Officer and Treasurer of A&B, 6/00-2/04; Senior Vice President of A&B, 6/00-4/02; first joined A&B or a subsidiary in 2000.

Christopher J. Benjamin (45)
Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Treasurer of A&B, 5/06-present; Vice President of A&B, 4/03-6/05; Director, Corporate Development & Planning of A&B, 8/01-4/03; first joined A&B or a subsidiary in 2001.

Norbert M. Buelsing (57)
President of A & B Properties, Inc., 10/08-present; Executive Vice President of A & B Properties, Inc., 1/99-9/08; first joined A&B or a subsidiary in 1990.

Meredith J. Ching (52)
Senior Vice President (Government & Community Relations) of A&B, 6/07-present; Vice President of A&B, 10/92-6/07; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (56)
Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03; first joined A&B or a subsidiary in 2003.

Matthew J. Cox (47)
President of Matson, 10/08-present; Executive Vice President and Chief Operating Officer of Matson, 7/05-9/08; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; Controller of Matson, 6/01-1/03; first joined A&B or a subsidiary in 2001.

W. Allen Doane (61)
Chairman of the Board of A&B, 4/06-present; Chief Executive Officer of A&B, and Director of A&B and Matson, 10/98-present; President of A&B, 10/98-9/08; Chairman of Matson, 7/02-1/04, 4/06-9/08; Vice Chairman of Matson, 12/98-7/02, 1/04-4/06; first joined A&B or a subsidiary in 1991.

Kevin L. Halloran (46)
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

Paul K. Ito (38)
Vice President of A&B, 4/07-present; Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; Senior Manager, Deloitte & Touche LLP, 5/96-3/05; first joined A&B or a subsidiary in 2005.

Stanley M. Kuriyama (55)
President of A&B, 10/08-present; President and Chief Executive Officer, Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; Vice President (Properties Group) of A&B, 2/99-4/04; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (43)
Secretary of A&B, 2/99-present; Assistant Secretary of A&B, 6/94-1/99; first joined A&B or a subsidiary in 1994.

Son-Jai Paik (36)
Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; Human Resources Director, Cigna International Expatriate Benefits, CIGNA Corporation, 12/01-2/03; first joined A&B or a subsidiary in 2007.

C.           Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2009 Proxy Statement, which section is incorporated herein by reference.

D.           Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2009 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2009 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2009 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2009 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Auditors” in A&B’s 2009 Proxy Statement, which section is incorporated herein by reference.

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

C.           Exhibits Required by Item 601 of Regulation S-K

Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses.  All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C.  Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 000-00565.  Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to Alyson J. Nakamura, Secretary, Alexander & Baldwin, Inc., P. O. Box 3440, Honolulu, Hawaii 96801.

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

(iii)  Amendment, dated March 8, 2009, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 4.b.(iii) to A&B’s Form 8-K dated February 20, 2009).

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

(v)  Amendment dated as of January 16, 2007 to the Note Agreement among Alexander & Baldwin, Inc., A&B-Hawaii, Inc. and The Prudential Insurance Company of America, dated as of June 4, 1993- (Exhibit 10.a.(v) to A&B’s Form 10-K for the year ended December 31, 2006).

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

(xii)  First Amendment to Credit Agreement, dated March 7, 2008, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xii) to A&B Form 10-Q for the quarter ended March 31, 2008).

(xiii)  Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.1 to A&B’s Form 8-K dated May 19, 2005).

(xiv)  Amendment, dated December 19, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.a.(xiii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xv)  First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (Exhibit 10.2 to A&B’s Form 8-K dated May 19, 2005).

(xvi)  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B’s Form 10-Q for the quarter ended September 30, 2004).

(xvii)  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxx) to A&B’s Form 10-Q for the quarter ended September 30, 2007).

(xviii)  Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated June 28, 2005).

(xix)  Amendment No. 1, dated November 30, 2007, to Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.a.(xviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xx)  Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.2 to A&B’s Form 8-K dated December 28, 2006).

(xxi)  Second Amendment to Credit Agreement, dated March 7, 2008, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xxi) to A&B Form 10-Q for the quarter ended March 31, 2008).

(xxii)  First Amendment, dated November 20, 2007, to Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xx) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxiii)  Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxiv)  Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxv)  Borrower’s Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxvi)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated June 14, 2006).

(xxvii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated June 14, 2006).

(xxviii)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated September 5, 2006).

(xxix)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated September 5, 2006).

(xxx)  Floating Continuing Guarantee, dated July 29, 2005, among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions (Exhibit 10.a.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxxi)  Amendment to Floating Continuing Guaranty between Alexander & Baldwin, Inc. and American AgCredit, PCA, dated July 7, 2008 (Exhibit 10.1 to A&B’s Form 8-K dated July 7, 2008).

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

(ii)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated October 25, 2000 (Exhibit 10.b.1.(xi) to A&B’s Form 10-K for the year ended December 31, 2000).

(iii)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated January 24, 2002 (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2002).

(iv)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated February 24, 2005 (Exhibit 10.b.1.(xiii) to A&B’s Form 10-Q for the quarter ended March 31, 2005).

(v)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated June 22, 2006 (Exhibit 10.b.1.(xiv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(vi)  Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated October 26, 2006 (Exhibit 10.b.1.(xvii) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(vii)  Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xv) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(viii)  Form of Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xix) to A&B’s Form 10-K for the year ended December 31, 2006).

(ix)  Form of Non-Qualified Stock Option Agreement and Addendum pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006 and Exhibit 10.b.1.(xx) to A&B’s Form 10-K for the year ended December 31, 2006, respectively).

(x)  Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 2006).

(xi)  Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.1 to A&B’s Form 8-K dated January 27, 2006).

(xii)  Form of Performance-Based Restricted Stock Issuance Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxiii) to A&B’s Form 10-K for the year ended December 31, 2006).

(xiii)  Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B’s Form 10-Q for the quarter ended March 31, 1998).

(xiv)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000 (Exhibit 10.b.1.(xiii) to A&B’s Form 10-K for the year ended December 31, 2000).

(xv)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(xvi)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2004).

(xvii)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 26, 2006 (Exhibit 10.b.1(xxv) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(xviii)  Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(xix)  Amendment No. 1 to Alexander & Baldwin, Inc. Non-Employee Director Stock Retainer Plan, effective December 9, 1999 (Exhibit 10.b.1.(xi) to A&B’s Form 10-K for the year ended December 31, 1999).

(xx)  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxi) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

(xxi)  Amendment No. 1 to the Alexander & Baldwin, Inc. -2007 Incentive Compensation Plan, dated June 28, 2007 (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxii)  Amendment No. 2 to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, dated December 13, 2007 (Exhibit 10.b.1.(xxxiii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxiii)  Form of Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

(xxiv)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxv)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxvi)  Form of Restricted Stock Unit Award Agreement (No Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxvii)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxviii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxix)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxx)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxi)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxxiii)  Addendum to Stock Option Agreements, Performance-Based Restricted Stock Unit Award Agreement, and Time-Based Restricted Stock Unit Award Agreement (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxxiv)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxv)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxvi)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxvii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlviii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxviii)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlix) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxix)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(l) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xl)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xli)  Form of Notice of Award of Performance-Based Restricted Stock Unit pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xliii)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective as of January 1, 2008.

(xliv)  A&B Excess Benefits Plan, amended and restated effective as of January 1, 2008.

(xlv)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlvi)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008 (Exhibit 10.b.1.(liv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xlvii)  A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008.

(xlviii)  Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-K for the year ended December 31, 1994).

(xlix)  Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended September 30, 1998).

(l)  Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-K for the year ended December 31, 2000).

(li)  Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(lii)  Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated February 23, 2005).

(liii)  Form of Agreement entered into with certain executive officers.

(liv)  Schedule identifying executive officers who have entered into Form of Agreement referenced in 10.b.1(l).

(lv)  Alexander & Baldwin, Inc. Executive Severance Plan, effective as of January 1, 2008.

(lvi)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 1992).

(lvii)  Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2001).

(lviii)  Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(lix)  Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit 10.2 to A&B’s Form 8-K dated December 7, 2005).

(lx)  Amendment No. 4 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated October 24, 2007 (Exhibit 10.b.1.(lix) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxi)  Amendment No. 5 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2007 (Exhibit 10.b.1.(lx) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxii)  Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxiii)  Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated December 7, 2005).

(lxiv)  Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lxv)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B’s Form 10-Q for the quarter ended June 30, 1988).

(lxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B’s Form 10-K for the year ended December 31, 1997).

(lxvii)  Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(lxviii)  Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxix)  Amendment No. 4 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 13, 2007 (Exhibit 10.b.1.(lxviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxx)  Executive Transition Agreement, dated August 28, 2008, between James S. Andrasick and Matson Navigation Company, Inc. (Exhibit 10.b.1.(lxvii) to A&B’s Form 10-Q for the quarter ended September 30, 2008).

21.	Subsidiaries.

21.           Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2009.

23.	Consent of Deloitte & Touche LLP dated February 27, 2009.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 27, 2009	By: /s/ W. Allen Doane
W. Allen Doane, Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ W. Allen Doane	Chairman of the Board and	February 27, 2009
W. Allen Doane	Chief Executive Officer and Director

/s/ Christopher J. Benjamin	Senior Vice President,	February 27, 2009
Christopher J. Benjamin	Chief Financial Officer and Treasurer

/s/ Paul K. Ito	Vice President, Controller	February 27, 2009
Paul. K. Ito	and Assistant Treasurer

/s/ W. Blake Baird	Director	February 27, 2009
W. Blake Baird

/s/ Michael J. Chun	Director	February 27, 2009
Michael J. Chun

/s/ Walter A. Dods, Jr.	Director	February 27, 2009
Walter A. Dods, Jr.

/s/ Charles G. King	Director	February 27, 2009
Charles G. King

/s/ Constance H. Lau	Director	February 27, 2009
Constance H. Lau

/s/ Douglas M. Pasquale	Director	February 27, 2009
Douglas M. Pasquale

/s/ Maryanna G. Shaw	Director	February 27, 2009
Maryanna G. Shaw

/s/ Jeffrey N. Watanabe	Director	February 27, 2009
Jeffrey N. Watanabe

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our report dated February 27, 2009, relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the changes in accounting for uncertain tax positions and pension and postretirement benefits), and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2008.

/s/ DELOITTE & TOUCHE LLP

February 27, 2009