Form 10-Q
period 2009-03-31
ALEXANDER & BALDWIN INC
filed 2009-05-05
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2009:      41,021,303

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts)(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Operating revenue	$319.9	$578.7

Costs and Expenses:
Costs of goods sold, services and rentals	272.0	482.9
Selling, general and administrative	46.2	39.6
Operating costs and expenses	318.2	522.5

Operating Income	1.7	56.2
Other Income and (Expense):
Gain on insurance settlement	--	7.7
Equity in income of real estate affiliates	--	8.2
Interest income	0.1	0.4
Interest expense	(5.6)	(6.1)
Income (Loss) Before Taxes	(3.8)	66.4
Income tax (benefit) expense	(1.8)	25.9
Income (Loss) From Continuing Operations	(2.0)	40.5
Income From Discontinued Operations (net of income taxes)	5.0	1.6

Net Income	$3.0	$42.1

Basic Earnings (Loss) Per Share:
Continuing operations	$(0.05)	$0.98
Discontinued operations	0.12	0.04
Net income	$0.07	$1.02

Diluted Earnings (Loss) Per Share:
Continuing operations	$(0.05)	$0.97
Discontinued operations	0.12	0.04
Net income	$0.07	$1.01

Weighted Average Number of Shares Outstanding:
Basic	41.0	41.4
Diluted	41.0	41.7

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$10	$19
Accounts and notes receivable, net	160	163
Inventories	47	28
Real estate held for sale	20	20
Section 1031 exchange proceeds	--	23
Prepaid expenses and other assets	30	31
Total current assets	267	284
Investments in Affiliates	212	208
Real Estate Developments	79	78
Property, at cost	2,740	2,700
Less accumulated depreciation and amortization	1,127	1,110
Property – net	1,613	1,590
Employee Benefit Plan Assets	3	3
Other Assets	153	187
Total	$2,327	$2,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$33	$52
Accounts payable	103	105
Payroll and vacation benefits	18	18
Uninsured claims	10	10
Deferred income taxes	1	1
Accrued and other liabilities	44	52
Total current liabilities	209	238
Long-term Liabilities:
Long-term debt	460	452
Deferred income taxes	417	414
Employee benefit plans	127	122
Uninsured claims and other liabilities	52	52
Total long-term liabilities	1,056	1,040
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	33	33
Additional capital	204	204
Accumulated other comprehensive loss	(96)	(96)
Retained earnings	932	942
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,062	1,072
Total	$2,327	$2,350

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities	$8	$160

Cash Flows from Investing Activities:
Capital expenditures	(16)	(55)
Proceeds from disposal of property and other assets	29	1
Proceeds from insurance settlement related to 2005 casualty loss	--	8
Deposits into Capital Construction Fund	(2)	(6)
Withdrawals from Capital Construction Fund	2	5
Increase in investments	(6)	(11)
Reduction in investments	1	4
Net cash from (used in) investing activities	8	(54)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	195	110
Payments of long-term debt	(197)	(62)
Payments of short-term debt	(9)	(15)
Proceeds from issuances of capital stock, including
excess tax benefit	(1)	1
Repurchase of capital stock	--	(50)
Dividends paid	(13)	(12)
Net cash used in financing activities	(25)	(28)

Net (Decrease) Increase in Cash and Cash Equivalents	$(9)	$78

Other Cash Flow Information:
Interest paid	$(6)	$(7)

Other Non-cash Information:
Depreciation and amortization expense	$26	$25
Tax-deferred property sales	$19	$1
Tax-deferred property purchases	$(50)	$(5)

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

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

(2)
In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards  (“SFAS”) No. 128, Earnings per Share. FSP EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The Company adopted FSP EITF No. 03-6-1 effective January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material effect on the Company’s earnings per share of common stock.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008) at March 31, 2009, included the following (in millions):

Standby letters of credit	(a)	$10
Performance and customs bonds	(b)	$29
Benefit plan withdrawal obligations	(c)	$60

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes a $2 million of letter of credit related to insurance-related matters for one of the Company’s real estate projects.

(b)
Consists of approximately $16 million in U.S. customs bonds, approximately $11 million in bonds related to real estate construction projects in Hawaii, and approximately $2 million related to transportation and other matters.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The aggregate withdrawal liability is approximately $60 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. To date, no such indemnities have been called upon. Under the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), the Company recorded liabilities for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The fair values of the liabilities recorded were not material at March 31, 2009. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, no such guarantees have been called upon. Under the provisions of FIN 45, the Company recorded liabilities for two completion guarantees it provided in connection with joint venture development projects. The fair values of these liabilities were not material at March 31, 2009. Under the completion guarantees, the Company and its joint venture partners agree to complete development of specified development work if the joint venture fails to complete development. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture.

Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. Other than obligations described above, those investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings: On December 24, 2008, the Coast Guard Marine Safety Center informed Matson that the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC had requested reconsideration of the Coast Guard's July 2005 and June 2006 major conversion determinations.  The Coast Guard had earlier ruled that the work performed on Mokihana in foreign and U.S. shipyards was minor and, therefore, would not necessitate certain safety and maintenance upgrades.  On April 16, 2009, the Coast Guard denied the request for reconsideration on the grounds that the Shipbuilders Council and Pasha were not persons directly affected by the decisions, and reaffirmed the determinations that the modifications made to Mokihana do not constitute a major conversion.

The Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 26 such lawsuits that have been filed.  All of the lawsuits have been transferred and consolidated into a consolidated civil lawsuit in the U.S. District Court for the Western District of Washington in Seattle purporting to be a class action.  Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit.  The plaintiffs filed a consolidated class action complaint on February 2, 2009.  The Company and Matson filed their motion to dismiss the complaint on March 20, 2009. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades.  Matson has fully cooperated, and will continue to fully cooperate, with the Department of Justice.

(4)	Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2009	2008
Denominator for basic EPS - weighted average shares	41.0	41.4
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	--	0.3
Denominator for diluted EPS - weighted average shares	41.0	41.7

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 2.3 million and 0.8 million shares of common stock during the quarters ended March 31, 2009 and 2008, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)
Share-Based Compensation:  On January 28, 2009, the Company granted non-qualified stock options to purchase 478,589 shares of the Company’s common stock. The grant-date fair value of each stock option granted using the Black-Scholes-Merton option pricing model, was $2.79 using the following weighted average assumptions: volatility of 24.8%, risk-free interest rate of 1.9%, dividend yield of 5.4%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first quarter of 2009 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2009	480	1,316	239	2,035	$39.71
Granted	478	--	--	478	$23.33
Forfeited and expired	--	(14)	--	(14)	$20.88
Outstanding, March 31, 2009	958	1,302	239	2,499	$36.68	6.7	$--

Exercisable March 31, 2009	159	1,209	220	1,588	$38.12	5.2	$--

The following table summarizes non-vested common stock and restricted stock unit activity through March 31, 2009 (in thousands, except weighted-average grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding January 1, 2009	160	$46.68	94	$47.48
Granted	359	$23.33	--	$ --
Vested	(79)	$45.38	(66)	$47.23
Canceled	(1)	$28.63	--	$ --
Outstanding March 31, 2009	439	$27.85	28	$48.07

A portion of the above awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after three years, provided certain performance targets, related to the first year of the performance period, are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2009	2008
Share-based expense (net of estimated forfeitures):
Stock options	$0.9	$0.8
Non-vested stock/Restricted stock units	1.7	2.4
Total share-based expense	2.6	3.2
Total recognized tax benefit	(0.7)	(0.8)
Share-based expense (net of tax)	$1.9	$2.4

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

Discontinued operations consisted of (in millions):

	Quarter Ended
	March 31,
	2009	2008
Discontinued Operations (net of tax)
Sales of Assets	$4.7	$0.4
Leasing Operations	0.3	1.2
Total	$5.0	$1.6

Discontinued operations includes the results for properties that were sold through March 31, 2009 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 9) for the first quarter of 2008 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2008.

(7)	Comprehensive Income for the three months ended March 31, 2009 and 2008 consisted of (in millions):

	Quarter Ended
	March 31,
	2009	2008
Net Income	$3.0	$42.1
Amortization of unrealized pension asset gain/loss	0.3	--
Comprehensive Income	$3.3	$42.1

(8)
Pension and Post-retirement Plans:  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2009 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost for the first quarters of 2009 and 2008 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Service Cost	$2.0	$2.0	$0.2	$0.2
Interest Cost	4.8	4.6	0.8	0.7
Expected Return on Plan Assets	(5.0)	(7.9)	--	--
Amortization of Prior Service Cost	0.2	0.1	0.1	--
Amortization of Net (Gain) Loss	2.9	--	(0.1)	(0.3)
Net Periodic Benefit Cost (Income)	$4.9	$(1.2)	$1.0	$0.6

Based on the actuarial report as of January 1, 2009, the 2009 return on plan assets is not expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension expense of $4.9 million for the first quarter of 2009 and approximately $19.5 million for the full year. The increase in net periodic pension expense in 2009 relative to 2008 is principally due to a decline in pension assets, from $379 million at the end of 2007 to $244 million at the end of 2008. In 2009, the Company does not expect that it will be required to make contributions to its pension plans.

(9)	Segment results for the three months ended March 31, 2009 and 2008 were as follows (In millions) (Unaudited):

	Three Months Ended
	March 31,
	2009	2008
Revenue:
Transportation:
Ocean transportation	$201.1	$243.0
Logistics services	76.2	102.6
Real Estate:
Leasing	27.2	28.8
Sales	25.2	187.4
Less amounts reported in discontinued operations	(25.2)	(4.1)
Agribusiness	17.7	22.5
Reconciling Items	(2.3)	(1.5)
Total revenue	$319.9	$578.7

Operating Profit, Net Income (Loss):
Transportation:
Ocean transportation	$(0.5)	$15.9
Logistics services	1.5	4.7
Real Estate:
Leasing	12.0	13.9
Sales	5.6	41.4
Less amounts reported in discontinued operations	(8.8)	(2.5)
Agribusiness	(1.9)	4.8
Total operating profit	7.9	78.2
Interest Expense	(5.6)	(6.1)
General Corporate Expenses	(6.1)	(5.7)
Income (Loss) From Continuing Operations Before Income Taxes	(3.8)	66.4
Income Tax (Benefit) Expense	(1.8)	25.9
Income (Loss) From Continuing Operations	(2.0)	40.5
Income From Discontinued Operations (net of income taxes)	5.0	1.6
Net Income	$3.0	$42.1

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K and in Part II, Item 1A under the caption of “Risk Factors” in this Form 10-Q. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Operating Revenue	$319.9	$578.7	-45%
Operating Costs and Expenses	318.2	522.5	-39%
Operating Income	1.7	56.2	-97%
Other Income and (Expense)	(5.5)	10.2	NM
Income (Loss) Before Taxes	(3.8)	66.4	NM
Income Tax (Benefit) Expense	(1.8)	25.9	NM
Discontinued Operations (net of income taxes)	5.0	1.6	3	X
Net Income	$3.0	$42.1	-93%

Basic Earnings per Share	$0.07	$1.02	-93%
Diluted Earnings per Share	$0.07	$1.01	-93%

Consolidated operating revenue for the first quarter of 2009 decreased $258.8 million, or 45 percent, compared to the first quarter of 2008. This decrease was principally due to $186.1 million in lower revenue from Real Estate Sales (excluding revenue from property sales classified as discontinued operations) primarily associated with the sales of 300 units at the Company’s Keola La’i condominium project in 2008, $41.9 million in lower revenue for Ocean Transportation, $26.4 million in lower revenue for Logistics Services, $4.8 million in lower revenue for Agribusiness, partially offset by $1.2 million in higher revenue from Real Estate Leasing (excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue decline are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first quarter of 2009 decreased $204.3 million, or 39 percent, compared to the first quarter of 2008. This decrease was principally due to $141.8 million of lower costs for the real estate segments, primarily reflecting the cost of sales of units at the Company’s Keola La’i condominium project recognized in 2008, $56.2 million decrease in cost for the transportation segments due principally to lower volumes, lower fuel costs, and cost containment initiatives. Embedded within each segments’ cost decrease is an offsetting cost increase in pension expenses that aggregated approximately $6 million quarter-over-quarter. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased $15.7 million, primarily due to $8.2 million of lower joint venture earnings in the first quarter of 2009, principally as a result of sales at the Company’s Kai Malu and Centre Pointe joint ventures recorded in the first quarter of 2008, and a final insurance payout of $7.7 million received in 2008 related to a 2005 fire at Kahului Shopping Center, partially offset by $0.5 million in lower interest expense resulting from lower average debt balances and lower rates on variable rate debt.

Income taxes decreased by $27.7 million, principally due to a loss from continuing operations. The effective tax rate for the first quarter of 2009 was 39.5%, compared with 39.0% for the first quarter of 2008. The higher effective tax rate for the quarter was principally due to non-deductible expenses that had a greater impact on the effective tax rate due to lower income relative to the prior quarter.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Revenue	$201.1	$243.0	-17%
Operating profit (loss)	$(0.5)	$15.9	NM
Operating profit margin	-0.2%	6.5%
Volume (Units)*
Hawaii containers	32,500	37,900	-14%
Hawaii automobiles	14,400	25,600	-44%
China containers	9,600	11,700	-18%
Guam containers	3,400	3,400	--%

*Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue decreased 17 percent, or $41.9 million, to $201.1 million in the first quarter of 2009 compared with the first quarter of 2008. The revenue decrease was due to reduced volumes in all markets of $34.8 million, principally the Hawaii market, and $21.1 million in lower fuel surcharges due to lower fuel prices as compared to 2008. These reductions were partially offset by favorable yields of $14.9 million, primarily in the Hawaii market, resulting from rate increases. Total Hawaii container volume was down 14 percent in the first quarter of 2009, relative to the first quarter of 2008, reflecting a broad-based decline in demand caused by the continuing softness in Hawaii’s economy. Similarly, Matson’s Hawaii automobile volume for the quarter was 44 percent lower than 2008, reflecting lower new car shipments from manufacturers to Hawaii auto dealers and rental car companies. Additionally, weak demand for container imports on the U.S. mainland led to an 18 percent decrease in China container volume in the first quarter of 2009, compared with the first quarter of 2008.

Ocean Transportation’s operating profit decreased $16.4 million to a loss of $0.5 million in the first quarter of 2009 compared with the first quarter of 2008. Approximately $8.1 million of the decrease was due to the net effect of lower volumes described above, partially offset by favorable yields and lower net direct and indirect fuel costs. Additionally, operating profit was negatively impacted by a charge to general and administrative expense of $6.0 million related to Matson’s headcount reduction program that was completed during the first quarter of 2009, as well as $2.2 million in higher pension expenses. Matson’s share of SSAT joint venture earnings also decreased by $1.4 million, principally due to lower terminal volumes.

Logistics Services – First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Intermodal revenue	$44.5	$65.0	-32%
Highway revenue	31.7	37.6	-16%
Total Revenue	$76.2	$102.6	-26%
Operating profit	$1.5	$4.7	-68%
Operating profit margin	2.0%	4.6%

Logistics Services revenue decreased 26 percent, or $26.4 million, to $76.2 million in the first quarter of 2009 compared with the first quarter of 2008. This decrease was principally the result of a 24 percent decrease in intermodal volume and a 20 percent decrease in highway volume, reflecting the weakness in the U.S. economy, but was also partially due to lower fuel surcharges, and to a lesser extent, rates. These decreases were partially offset by increased revenue of $6.4 million from MGDS’s warehousing operations, which includes the operations of Pacific American Services, LLC (“PACAM”) that was acquired in the third quarter of 2008.

Logistics Services operating profit decreased 68 percent, or $3.2 million, to $1.5 million in the first quarter of 2009 compared with the first quarter of 2008. The operating profit margin decrease was due principally to lower volumes and yields.

REAL ESTATE INDUSTRY

            Real Estate Leasing and Real Estate Sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations.  This is consistent with how the Company evaluates and makes decisions regarding capital allocation, acquisitions, and dispositions for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

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

Real Estate Leasing – First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Revenue	$27.2	$28.8	-6%
Operating profit	$12.0	$13.9	-14%
Operating profit margin	44.1%	48.3%
Occupancy Rates:
Mainland	90%	96%	-6%
Hawaii	95%	98%	-3%
Leasable Space (million sq. ft.):
Mainland	7.1	5.2	37%
Hawaii	1.4	1.4	--%

Real Estate Leasing revenue for the first quarter of 2009, before subtracting amounts presented as discontinued operations, was 6 percent lower than 2008, primarily due to a 2008 final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center. Excluding this one-time payment, leasing revenue approximated the results in 2008.  Revenues in 2009 benefited from the timing of property sales and acquisitions, but were offset by lower occupancies in the mainland and Hawaii portfolios.

Operating profit for the first quarter of 2009, before subtracting amounts presented as discontinued operations, was 14 percent lower than 2008, primarily due to the 2008 insurance payment mentioned above and lower occupancies in the mainland and Hawaii portfolios, but was partially offset by higher margins due to the timing of property sales and acquisitions.

Leasable space increased by a net 1.9 million square feet in the first quarter of 2009 compared with the first quarter of 2008, due principally to the following acquisitions: Activity Distribution Center in California in February 2009; Waipio Industrial Center in Honolulu in March 2009; Republic Distribution Center in Texas in September 2008; and Midstate 99 Distribution Center in California in November 2008. Additionally, Savannah Logistics Park Building B was placed in service in March 2009.  Dispositions that partially offset these additions include: Boardwalk Shopping Center in Texas in August 2008; Marina Shores Shopping Center in California in September 2008; Venture Oaks office building in November 2008; Southbank II in March 2009; Kahului Town Terrace apartments in May 2008; and several Triangle Square retail properties on Maui in December 2008.

Real Estate Sales –First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Improved property sales	$20.1	$--	NM
Development sales	0.4	186.5	-100%
Unimproved/other property sales	4.7	0.9	5	X
Total revenue	$25.2	$187.4	-87%
Operating profit before joint ventures	$5.6	$25.5	-78%
Gain on insurance settlement	--	7.7	NM
Earnings from joint ventures	--	8.2	NM
Total operating profit	$5.6	$41.4	-86%

2009 First Quarter:  Revenue from Real Estate Sales was $25.2 million. Real Estate Sales revenue included the sale of the Southbank II office building in Arizona, two leased fee parcels in Kahului on Maui, and one Keala’ula single-family home on Kauai. In addition to the sales described above, Real Estate Sales operating profit for the first quarter of 2009 included one unit sold at the Company’s Kai Malu residential joint venture development on Maui and rental revenue from the Bridgeport Marketplace retail center development in California, offset by holding costs for other joint venture developments.

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

Real Estate Discontinued Operations – First quarter of 2009 compared with 2008

Revenue and operating profit related to discontinued operations for the first quarter of 2009 were as follows:

	Quarter Ended March 31,
(dollars in millions, before tax)	2009	2008
Sales revenue	$24.6	$0.7
Leasing revenue	$0.6	$3.4
Sales operating profit	$8.4	$0.6
Leasing operating profit	$0.4	$1.9

           The leasing revenue and operating profit noted above includes the results for properties that were sold through March 31, 2009 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The leasing revenue and operating profit for the first quarter of 2009 and 2008 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2008.

AGRIBUSINESS

Agribusiness – First quarter of 2009 compared with 2008

	Quarter Ended March 31,
(dollars in millions)	2009	2008	Change
Revenue	$17.7	$22.5	-21%
Operating profit (loss)	$(1.9)	$4.8	NM
Operating profit (loss) margin	-10.7%	21.3%
Tons sugar produced	12,200	14,200	-14%

           Agribusiness revenue decreased 21 percent, or $4.8 million, to $17.7 million in the first quarter of 2009 compared with the first quarter of 2008, due principally to $4.3 million lower power revenue resulting from lower prices and volumes, as well as $0.5 million lower revenue from trucking and coffee operations. Power prices, which decreased by more than 50 percent in the quarter compared to the prior year quarter, are determined by an avoided cost calculation for the public utilities in Hawaii, and have been negatively impacted by both a reduction in fossil fuel costs and an unfavorable modification to the government mandated formula.

Operating profit decreased $6.7 million, compared with the first quarter of 2008, due principally to $4.7 million in lower power sales prices and volumes, as well as $1.5 million in lower sugar margins from a higher estimated standard production cost per ton used in the first quarter of 2009 compared with the estimate used in the first quarter of 2008. The higher estimated standard production cost per ton used in the first quarter of 2009 is due principally to lower expected full year production volume for 2009 relative to the estimate of full year production volume used in the first quarter of 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash Flows from Operating Activities totaled $8 million for the first quarter of 2009, compared with $160 million for the first quarter of 2008. This decrease was due principally to proceeds received in 2008 from the sales of condominium units at the Company’s Keola La’i development project, as well as lower income from the transportation segments.

Cash Flows from Investing Activities totaled $8 million for the first quarter of 2009, compared with cash used in investing activities of $54 million for the first quarter of 2008. The increase in net cash from investing activities was due principally to lower capital expenditures in the first quarter of 2009, relative to the first quarter of 2008 that included the acquisition of Savannah Logistics Center for approximately $48 million (with approximately $5 million funded with tax-deferred proceeds). Additionally, the first quarter of 2009 included the receipt of $23 million in expired 1031 funds that were not reinvested within the required period.

Capital expenditures for the first quarter of 2009 totaled $16 million compared with $55 million for the first quarter of 2008. The 2009 expenditures included $8 million related to real estate related acquisitions, development and property improvements, $6 million for the purchase of transportation-related assets, and $2 million related to Agribusiness operations. The 2008 expenditures include $46 million related to real estate related acquisitions, development and property improvements, $4 million for the purchase of transportation-related assets, and $5 million related to Agribusiness.  The 2009 amounts reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows excluded $50 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. The $55 million reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows for 2008 excluded $5 million of tax-deferred purchases.

Cash Flows used in Financing Activities totaled $25 million for the first quarter 2009 compared with $28 million in the first quarter of 2008. The Company reduced debt by a net $11 million in the first quarter of 2009, as compared to a net increase in debt of $33 million in the first quarter of 2008. Additionally, the first quarter of 2008 included share repurchases totaling approximately $50 million.

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

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $200 million at March 31, 2009, an increase of $5 million from December 31, 2008. The increase was due primarily to $16 million in higher sugar and coffee inventories, partially offset by a $9 million decrease in cash and cash equivalents and a $3 million decrease in receivable balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $493 million as of March 31, 2009 compared with $504 million at the end of 2008. The decrease in debt was primarily due to repayments on revolving credit facilities. As of March 31, 2009, available capacity under these facilities totaled $416 million.

On January 29, 2009, the Company committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under its $400 million Prudential facility. On March 9, 2009, the Company drew $100 million of Series D notes at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest will be paid semi-annually, commencing in September 2009, and the principal under the note will be repaid in annual installments commencing in March 2012. The proceeds of the notes were primarily used to retire short-term revolver borrowings. On February 20, 2009, the Company amended its $400 million Prudential facility to extend the maturity date of the facility from April 19, 2009 to April 19, 2012.

Balance Sheet:  Working capital was $58 million at March 31, 2009, an increase of $12 million from the consolidated balance at the end of 2008. The increase in working capital was due primarily to a $19 million increase in inventories, a $19 million net reduction in current debt balances and an $8 million reduction in accrued and other liabilities, partially offset by a $23 million reduction in Section 1031 exchange proceeds resulting from expiration.

Tax-Deferred Real Estate Exchanges:  Sales – During the first quarter of 2009, $19 million of proceeds from the sales of Southbank II office building in Arizona, two leased fee parcels in Kahului, Maui, and one remnant parcel in Haiku on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031. An additional $5 million of proceeds were applied to a previous purchase under a reverse 1031 purchase transaction. During the first quarter of 2008, $0.7 million of proceeds from one leased to fee sale qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – During the first quarter of 2009, the Company utilized $54.5 million in proceeds from tax-deferred sales to purchase the Activity Distribution Center in California and the Waipio Industrial Center in Honolulu. During the first quarter of 2008, the Company utilized $5.2 million in proceeds from tax-deferred sales to purchase a 1.04 million square-foot, two-building industrial facility in Savannah, Georgia for a purchase price of $48 million.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2009, there was $17.2 million of proceeds from tax-deferred sales that had not been reinvested. Additionally, in the first quarter of 2009, approximately $23 million of tax deferred proceeds expired and were not reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements: A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2009, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and a corresponding measure of the Company’s performance is directly influenced by the fundamentals of the Hawaii economy.

Throughout 2008 and continuing into 2009, the underpinnings of the Hawaii economy were weakened considerably, following a significant contraction in the U.S. Mainland economy. The erosion in the Hawaii economy was driven by and reflected in significantly lower occupancy levels at hotels; reduced air travel to and from the state; reduced consumer demand for automobiles, home furnishings, and other “big-ticket” discretionary items; and reduction in real estate sales activity. The above factors have had, and are expected to continue to have, an adverse impact on the Company’s operations for the balance of 2009, most notably in reduced shipping volume levels and in residential real estate sales.

Similarly, increased earnings challenges are expected in other core markets in which the Company operates, including: the U.S. West where the Company has commercial property and limited development interests; Asia-U.S. West Coast trade lanes, upon which the Company’s international shipping and stevedoring volumes are dependent; and throughout U.S. Mainland urban centers, which are important cargo nodes and whose economic vitality drives logistics volume.

In the first quarter of 2009, as a result of significant erosion in assets in the Company’s various defined benefit pension plans in 2008, the Company recognized almost $5 million in pension expense, compared to net periodic pension income of approximately $1.0 million in the first quarter of 2008. For the full year, therefore, the Company expects to incur approximately $20 million in pension expense, compared to net periodic pension income of approximately $4 million in 2008. The change will significantly impact earnings in 2009, as compared to 2008.

The Company continues to implement cost containment and revenue optimization initiatives designed to better position its businesses for lower levels of economic activity, preserve operating margins and cash flow, and sustain earnings momentum. These efforts include: workforce reductions and headcount freezes, fleet cost-reduction initiatives; deferral or elimination of non-essential capital expenditures; management and non-union salary freezes and other reductions in management compensation levels.

In the first quarter of 2009 Matson Navigation put into effect a workforce restructuring plan that resulted in a nearly 15 percent reduction of its non-union workforce. Headcount reductions at A&B Properties and the A&B Corporate Office were also effected in the quarter. Headcount reductions are underway at MIL. Agribusiness augmented prior headcount reductions through additional cost cutting measures related to personnel, which will include furloughs and mandatory vacations throughout the year.

The Company’s short-term and long-term strategic intent remains to grow its asset base, earnings streams and cash flow generation prospects by leveraging its core competencies and financial strength. The Company continues to seek higher-return investments in real estate leasing assets and development projects, and expansion of its transportation services, both shipping and logistics. The Company is additionally exploring renewable energy alternatives at its sugar operations.

Transportation: The ocean shipping and stevedoring businesses are high fixed-cost operations where volume contraction can impact earnings disproportionately. Matson’s 2009 first quarter operating performance reflected, to a certain degree, the disproportionate nature of the volume impact on cost and operating profit. To the extent to which volume demand continues to decline, or remain at depressed levels, Matson earnings will be adversely impacted. It is therefore a critical area of focus for the Company to continue to contain or reduce expenses and operating costs, and generate new sources of revenue to offset volume declines. In the first quarter of 2009, Matson was able to offset a portion of the volume-related earnings impact in all its trade lanes through improved yields and better cargo mix, and by capturing efficiencies in its fleet and shore-side asset deployment. In late March 2009, for example, Matson transitioned to a nine-ship fleet deployment, and in late May, Matson will expand its China service with the addition of a call on the port of Xiamen. Further reductions in fleet capacity or port of call expansion are not expected in 2009. The SSAT joint venture expects to realize the benefit of adding a large customer in the summer of 2009 which may effectively offset the first half year volume loss.

Looking out, the Company expects that its container volume in Hawaii will continue to be affected by the contraction in the Hawaii economy, and therefore, volumes are expected be lower than 2008 levels. In Guam, the Company expects volume to be relatively flat with potential modest gains in late 2009. In China, demand reductions and excess capacity are expected to significantly increase pressure on rates. Annual contracts in this trade lane are typically consummated in the second quarter of each year. Similarly, SSAT, which operates terminals on the U.S. West Coast, has been, and will continue to be, negatively impacted by a reduction in import volumes from Asia.

In the first quarter of 2009, overarching economic deterioration resulted in significant volume declines at MIL. While MIL expects volume and rate challenges to continue for the balance of the year, it is aggressively pursuing new business opportunities that have arisen from recent disruptions in supply chain management. In 2008, MIL commenced operations at a warehouse facility in Savannah, Georgia and additionally acquired a regional warehousing and distribution company. These initiatives provide platforms for future growth, although it is noted that the ability to scale operationally in the current economic climate is constrained.

Real Estate: The significant decline in first quarter 2009 operating profit, as compared to the prior year, is principally attributable to the 2008 success at the Company’s Keola La’i residential development. However, markedly different sales prospects are expected in 2009 due to the economic factors cited above, as primary and resort residential sales dramatically declined in the latter half of 2008.

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

The Company and DMB Associates, Inc., the Company’s Kukui’ula joint venture partner, are in advanced discussions to renegotiate the terms of the Kukui’ula joint venture operating agreement, under which A&B may accept a larger capital role in exchange for more favorable terms. No definitive agreements have yet been reached by the parties.

A key earnings component of the Real Estate Sales segment is the disposition of improved properties and land sales. Improved property sales allow the Company to capture embedded value created by its property and asset management efforts. In the first quarter of 2009, the Company sold an office building in Phoenix, Arizona and two ground lease parcels on Maui. Sales of similar assets are expected to continue in 2009, but the number of dispositions and the prices at which these dispositions materialize are likely to be impacted by a smaller universe of qualified buyers, reduced capital availability and recessionary impacts on operations. However, these same factors should generate improved acquisition opportunities for the Company as well. Typically, sales proceeds from dispositions provide investment capital for redeployment in assets offering higher appreciation potential through efficient, tax-deferred 1031 exchanges. To the extent the Company is not able to reinvest sales proceeds in new properties, leasing income may decline.

In addition to the sale of improved properties, the Company periodically sells land parcels. In the first quarter of 2009, a small parcel was sold from the Company’s landholdings. The Company expects that similar sales will continue throughout 2009. As with income property dispositions, proceeds from these sales will likely be reinvested through the acquisition of improved properties offering higher appreciation and income potential.

The Company’s commercial property portfolio occupancy has high average occupancy levels (95 and 90 percent in Hawaii and at its U.S. Mainland holdings, respectively) due to its strong asset, tenant and geographic diversification. However, in the first quarter, occupancy levels decreased by 3 and 6 percent, respectively, in the Company’s Hawaii and U.S. Mainland holdings as the domestic economy continued to contract. In addition, in March 2009, the Company placed a second building at its Savannah locale into service, which effectively decreased U.S. Mainland occupancy by 2 percent. Lower occupancy and rents from slowed demand, and potential tenant bankruptcies stemming from recent economic contraction, are expected to continue to impact the Company’s commercial real estate portfolio. In addition, while variable common area operating costs such as energy consumption do decrease with lower occupancy levels, other cash and non-cash fixed costs such as property taxes and depreciation have a disproportionate negative impact to earnings as occupancy levels decrease.

Agribusiness: The Company’s Agribusiness operations consist of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies. In the first quarter of 2009, as a result of the dramatic decrease in the price of energy and an unfavorable PUC ruling in 2008, power revenue and operating profit decreased significantly. The Company is making continued, broad-based cost reductions to offset losses stemming from these reductions in power sales and from lower sugar production levels. Further, the Company is actively negotiating the terms of its power delivery contracts to provide more favorable pricing in the future.

Sugar production levels continue to be severely impacted by the effects of an historic two-year drought. As a result, HC&S expects to post significant operating losses in 2009, particularly in the second and third quarters of 2009. These operating losses, in total, will likely exceed 2008 losses appreciably. The Company recognizes that continuing large losses at its sugar operations are unacceptable and has implemented, and will continue to, actions to mitigate the losses, as well as to determine the on-going viability of its sugar business and of alternative business models. Management changes made in the first quarter sharpen the company's focus on the plantation's financial performance and facilitate the review of strategic alternatives for the business, including the possibility of transitioning to a more energy-centric model. Other operational improvements and strategic alternatives also are under evaluation.

The Company utilizes two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization and the State’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

Share Repurchases: There were no open market share repurchases in the first quarter of 2009. As of March 31, 2009, 1,851,823 shares remained available for repurchase subject to an authorization that expires December 31, 2009.

Dividends: The Company’s first quarter dividend of $0.315 per share to shareholders was paid on March 5, 2009 to shareholders of record on February 13, 2009. The second quarter dividend is payable on June 4, 2009 to shareholders of record as of the close of business on May 14, 2009.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2008 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2008 Form 10-K.

Officer and Management Changes:  The following management changes were effective between January 1, 2009 and April 30, 2009.

Effective as of March 9, 2009, Christopher J. Benjamin will serve as general manager, Hawaiian Commercial & Sugar Company. Mr. Benjamin continues to serve as senior vice president, chief financial officer and treasurer of Alexander & Baldwin, Inc.

G. Stephen Holaday retired from his position as president, Agribusiness, where he held oversight responsibility for A&B’s Kauai Coffee Company, Inc., Kahului Trucking & Storage, Inc., and Kauai Commercial Company, Incorporated. His retirement was effective as of April 15, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2008. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On December 24, 2008, the Coast Guard Marine Safety Center informed Matson that the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC had requested reconsideration of the Coast Guard's July 2005 and June 2006 major conversion determinations.  The Coast Guard had earlier ruled that the work performed on Mokihana in foreign and U.S. shipyards was minor and, therefore, would not necessitate certain safety and maintenance upgrades.  On April 16, 2009, the Coast Guard denied the request for reconsideration on the grounds that the Shipbuilders Council and Pasha were not persons directly affected by the decisions, and reaffirmed the determinations that the modifications made to Mokihana do not constitute a major conversion.

The Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 26 such lawsuits that have been filed.  All of the lawsuits have been transferred and consolidated into a consolidated civil lawsuit in the U.S. District Court for the Western District of Washington in Seattle purporting to be a class action.  Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit.  The plaintiffs filed a consolidated class action complaint on February 2, 2009.  The Company and Matson filed their motion to dismiss the complaint on March 20, 2009. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades.  Matson has fully cooperated, and will continue to fully cooperate, with the Department of Justice.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2009	54,621 (1)	$21.87	--	--
Feb 1 - 28, 2009	4,632 (1)	$19.33	--	--
Mar 1 - 31, 2009	--	--	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon vesting of non-vested common stock and restricted stock units.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 30, 2009, the Company’s shareholders voted in favor of: (i) the election of nine directors to the Company’s Board of Directors and (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm. The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

(i) Election of Directors	For	Withheld	Broker Non-Votes
W. Blake Baird	33,726,744	1,201,818	--
Michael J. Chun	31,512,460	3,416,102	--
W. Allen Doane	33,280,081	1,648,481	--
Walter A. Dods, Jr.	29,257,393	5,671,169	--
Charles G. King	32,015,053	2,913,509	--
Constance H. Lau	30,648,892	4,279,670	--
Douglas M. Pasquale	33,707,926	1,220,636	--
Maryanna G. Shaw	32,021,696	2,906,866	--
Jeffrey N. Watanabe	31,745,645	3,182,917	--

(ii) Ratification of Appointment of Independent Registered Public Accounting Firm	For	Against	Abstain	Broker Non-Votes
	34,742,419	171,398	14,734	--

ITEM 5.  OTHER INFORMATION

         On May 1, 2009, to allow The Dun & Bradstreet Corporation (“D&B”) to properly provide a credit rating for Matson’s subsidiaries, Matson released certain summarized financial information relating to the periods ended December 26, 2008, December 28, 2007, and December 29, 2006, respectively. The information provided to D&B is made available to its subscribers. This information is furnished herewith as Exhibit 99.1.

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

99.1  Summarized financial information for Matson Navigation Company, Inc., as of December 26, 2008, December 28, 2007, and December 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: May 1, 2009	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 1, 2009	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32  Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1  Summarized financial information for Matson Navigation Company, Inc., as of December 26, 2008, December 28, 2007, and December 29, 2006.