Form 10-Q
period 2009-06-30
ALEXANDER & BALDWIN INC
filed 2009-07-27
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2009: 41,042,035

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Operating revenue	$355.1	$460.5	$674.5	$1,038.7

Costs and Expenses:
Costs of goods sold, services and rentals	303.0	377.9	574.9	860.7
Selling, general and administrative	35.0	40.1	81.2	79.7
Operating costs and expenses	338.0	418.0	656.1	940.4

Operating Income	17.1	42.5	18.4	98.3
Other Income and (Expense):
Gain on insurance settlement	--	--	--	7.7
Equity in income of real estate affiliates	0.2	1.7	0.2	9.9
Interest income	0.1	0.3	0.2	0.7
Interest expense	(6.9)	(5.6)	(12.5)	(11.7)
Income Before Taxes	10.5	38.9	6.3	104.9
Income Taxes	4.3	14.8	2.7	40.5
Income From Continuing Operations	6.2	24.1	3.6	64.4
Income From Discontinued Operations (net of income taxes)	6.4	5.5	12.0	7.3

Net Income	$12.6	$29.6	$15.6	$71.7

Basic Earnings Per Share:
Continuing operations	$0.15	$0.58	$0.09	$1.56
Discontinued operations	0.16	0.14	0.29	0.18
Net income	$0.31	$0.72	$0.38	$1.74

Diluted Earnings Per Share:
Continuing operations	$0.15	$0.58	$0.09	$1.55
Discontinued operations	0.16	0.13	0.29	0.17
Net income	$0.31	$0.71	$0.38	$1.72

Weighted Average Number of Shares Outstanding:
Basic	41.0	41.2	41.0	41.3
Diluted	41.0	41.6	41.0	41.6

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12	$19
Accounts and notes receivable, net	174	163
Inventories	40	28
Real estate held for sale	14	20
Section 1031 exchange proceeds	--	23
Prepaid expenses and other assets	24	31
Total current assets	264	284
Investments in Affiliates	213	208
Real Estate Developments	84	78
Property, at cost	2,736	2,700
Less accumulated depreciation and amortization	1,150	1,110
Property – net	1,586	1,590
Other Assets	175	190
Total	$2,322	$2,350

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$32	$52
Accounts payable	114	105
Payroll and vacation benefits	17	18
Dividends payable	13	--
Accrued and other liabilities	59	63
Total current liabilities	235	238
Long-term Liabilities:
Long-term debt	442	452
Deferred income taxes	411	414
Employee benefit plans	126	122
Uninsured claims and other liabilities	53	52
Total long-term liabilities	1,032	1,040
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	33	33
Additional capital	206	204
Accumulated other comprehensive loss	(91)	(96)
Retained earnings	918	942
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,055	1,072
Total	$2,322	$2,350

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities	$46	$181

Cash Flows from Investing Activities:
Capital expenditures	(19)	(75)
Proceeds from disposal of property and other assets	29	2
Proceeds from insurance settlement related to 2005 casualty loss	--	8
Deposits into Capital Construction Fund	(2)	(6)
Withdrawals from Capital Construction Fund	2	5
Increase in investments	(10)	(27)
Reduction in investments	3	4
Net cash provided by (used in) investing activities	3	(89)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	195	20
Payments of long-term debt	(215)	(26)
Payments on short-term debt	(10)	(12)
Proceeds from issuances of capital stock, including excess tax benefit	--	4
Repurchase of capital stock	--	(50)
Dividends paid	(26)	(25)
Net cash used in financing activities	(56)	(89)

Net (Decrease) Increase in Cash and Cash Equivalents	$(7)	$3

Other Cash Flow Information:
Interest paid	$(10)	$(13)
Income taxes paid	$(16)	$(45)

Other Non-cash Information:
Depreciation and amortization expense	$53	$49
Tax-deferred real estate sales	$38	$13
Tax-deferred real estate purchases	$(50)	$(5)
Common stock dividends declared but not yet paid	$13	$13

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

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. Subsequent events were evaluated through July 24, 2009, the date these condensed consolidated financial statements were issued.

(2)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently reviewing the effect of SFAS No. 167, but does not expect that the adoption of SFAS No. 167 will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company’s consolidated financial statements.

(3)
Commitments and Contingencies:  Commitments and financial arrangements that are not recorded on the Company’s condensed consolidated balance sheet at June 30, 2009, included the following, other than operating lease commitments (in millions):

Standby letters of credit                                                                     (a)            $    10
Performance and customs bonds                                                      (b)           $    29
Benefit plan withdrawal obligations                                                 (c)            $    60

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

(b)
Consists of approximately $16 million in U.S. customs bonds, approximately $11 million related to real estate construction projects in Hawaii, and approximately $2 million related to transportation and other matters.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $60 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. To date, no such indemnities have been called upon. Under the provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), the Company recorded liabilities for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The fair values of the liabilities recorded were not material. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, none of these guarantees has been called upon. Under the provisions of FIN 45, the Company recorded liabilities for two completion guarantees it provided in connection with joint venture development projects. The fair values of these liabilities were not material. Under the completion guarantees, the Company and its joint venture partners agree to complete development of specified development work if the joint venture fails to complete development. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture.

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

There have been no material developments in the previously reported investigation by the Department of Justice into the competitive practices of carriers operating in the domestic trades.  Matson has cooperated fully, and will continue to cooperate fully, with the Department of Justice.

The Company and Matson have been named as defendants in civil lawsuits purporting to be class actions alleging violations of the antitrust laws and seeking treble damages and injunctive relief. The Company is aware of 26 such lawsuits that have been filed.  All of the lawsuits have been transferred and combined into a consolidated civil lawsuit in the U.S. District Court for the Western District of Washington in Seattle purporting to be a class action.  Another domestic shipping carrier operating in the Hawaii and Guam trades, Horizon Lines, Inc., also has been named as a defendant in the consolidated civil lawsuit.  The plaintiffs filed a consolidated class action complaint on February 2, 2009. The Company and Matson filed their motion to dismiss the complaint on March 20, 2009. The Company and Matson will vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

In addition to the above matters, the Company and certain subsidiaries are parties to various other legal actions and are contingently liable in connection with claims and contracts arising in the normal course of business, the outcome of which, in the opinion of management after consultation with legal counsel, will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Denominator for basic EPS – weighted average shares	41.0	41.2	41.0	41.3
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	--	0.4	--	0.3
Denominator for diluted EPS – weighted average shares	41.0	41.6	41.0	41.6

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.9 million and 0.2 million shares of common stock for the three months ended June 30, 2009 and 2008, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 2.4 million and 0.5 million shares of common stock for the six months ended June 30, 2009 and 2008, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)
Share-Based Compensation:  In the first half of 2009, the Company granted non-qualified stock options to purchase approximately 478,000 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $2.79 using the following weighted average assumptions: volatility of 24.8%, risk-free interest rate of 1.9%, dividend yield of 5.4%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first half of 2009 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2009	480	1,316	239	2,035	$39.71
Granted	478	--	--	478	$23.33
Exercised	--	(11)	--	(11)	$26.24
Forfeited and expired	--	(14)	(42)	(56)	$29.77
Outstanding, June 30, 2009	958	1,291	197	2,446	$36.80	6.6	$188

Exercisable June 30, 2009	161	1,199	197	1,556	$38.50	5.2	$52

The following table summarizes non-vested common stock and restricted stock unit activity through June 30, 2009 (in thousands, except weighted-average grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding January 1, 2009	160	$46.68	94	$47.48
Granted	389	$23.59	--	$--
Vested	(91)	$46.21	(67)	$47.20
Canceled	(5)	$28.34	--	$--
Outstanding June 30, 2009	453	$27.15	27	$48.16

The above awards consist of time-based awards and performance-based awards. The time-based awards vest ratably over three years. Performance-based awards also vest ratably over three years, provided certain performance targets are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based expense (net of estimated forfeitures):
Stock options	$0.8	$0.8	$1.7	$1.6
Non-vested common stock/Restricted stock units	0.9	1.7	2.6	4.1
Total share-based expense	1.7	2.5	4.3	5.7
Total recognized tax benefit	(0.5)	(0.6)	(1.3)	(1.4)
Share-based expense (net of tax)	$1.2	$1.9	$3.0	$4.3

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

Discontinued operations consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Discontinued operations (net of tax)
Sales of assets	$6.2	$4.4	$0.7	$4.7
Leasing operations	0.2	1.1	11.3	2.6
Total	$6.4	$5.5	$12.0	$7.3

Discontinued operations includes the results for properties that were sold through June 30, 2009 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under SFAS No. 144. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 9) for the second quarter and first six months of 2008 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2008.

(7)	Comprehensive income for the three and six months ended June 30, 2009 and 2008 consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$12.6	$29.6	$15.6	$71.7
Company’s share of investee’s (SSAT) minimum pension liability adjustment	--	0.6	--	0.6
Amortization of unrealized pension asset gain/loss and prior service costs	3.5	0.2	3.8	0.2
Other	0.1	--	0.1	--
Comprehensive income	$16.2	$30.4	$19.5	$72.5

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

The components of net periodic benefit cost (income) for the second quarters of 2009 and 2008 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Service cost	$2.0	$2.0	$0.2	$0.2
Interest cost	4.8	4.7	0.8	0.7
Expected return on plan assets	(5.0)	(7.8)	--	--
Amortization of prior service cost	0.2	0.2	0.1	--
Amortization of net gain	2.9	--	(0.1)	(0.3)
Net periodic benefit cost (income)	$4.9	$(0.9)	$1.0	$0.6

The components of net periodic benefit cost (income) for the first half of 2009 and 2008 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Service cost	$4.0	$4.0	$0.4	$0.4
Interest cost	9.6	9.3	1.6	1.4
Expected return on plan assets	(10.0)	(15.7)	--	--
Amortization of prior service cost	0.4	0.3	0.2	--
Amortization of net gain	5.8	--	(0.2)	(0.6)
Net periodic benefit cost (income)	$9.8	$(2.1)	$2.0	$1.2

Based on the actuarial report as of January 1, 2009, the 2009 return on plan assets is not expected to exceed the sum of the service cost, interest cost and amortization components, resulting in an expected net periodic pension expense of $4.9 million for the second quarter of 2009 and approximately $19.5 million for the full year. The increase in net periodic pension expense in 2009 relative to 2008 is principally due to a decrease in the fair value of pension assets from $379 million at the end of 2007 to $244 million at the end of 2008. In 2009, the Company does not expect that it will be required to make contributions to its pension plans.

(9)	Segment results for the quarter and the six months ended June 30, 2009 and 2008 were as follows (in millions) (unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue:
Transportation:
Ocean transportation	$218.5	$268.4	$419.6	$511.4
Logistics services	80.3	115.5	156.5	218.1
Real Estate:
Leasing	25.9	27.3	53.1	56.1
Sales	21.3	31.2	46.5	218.6
Less amounts reported in discontinued operations	(17.3)	(15.5)	(43.0)	(20.0)
Agribusiness	29.2	36.2	46.9	58.7
Reconciling Items	(2.8)	(2.6)	(5.1)	(4.2)
Total revenue	$355.1	$460.5	$674.5	$1,038.7

Operating Profit, Net Income:
Transportation:
Ocean transportation	$21.1	$37.4	$20.6	$53.3
Logistics services	1.8	4.6	3.3	9.3
Real Estate:
Leasing	11.0	12.6	23.0	26.5
Sales	9.6	9.1	15.2	50.5
Less amounts reported in discontinued operations	(10.3)	(8.9)	(19.5)	(11.8)
Agribusiness	(11.3)	(4.9)	(13.2)	(0.1)
Total operating profit	21.9	49.9	29.4	127.7
Interest Expense	(6.9)	(5.6)	(12.5)	(11.7)
General Corporate Expenses	(4.5)	(5.4)	(10.6)	(11.1)
Income From Continuing Operations Before Income Taxes	10.5	38.9	6.3	104.9
Income taxes	4.3	14.8	2.7	40.5
Income From Continuing Operations	6.2	24.1	3.6	64.4
Income From Discontinued Operations (net of income taxes)	6.4	5.5	12.0	7.3
Net Income	$12.6	$29.6	$15.6	$71.7

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2008 Annual Report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Services segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity (“SSAT”) that provides terminal and stevedoring services at U.S. Pacific Coast facilities.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Operating Revenue	$355.1	$460.5	-23%
Operating Costs and Expenses	338.0	418.0	-19%
Operating Income	17.1	42.5	-60%
Other Income and (Expense)	(6.6)	(3.6	-83%
Income Before Taxes	10.5	38.9	-73%
Income Taxes	4.3	14.8	-71%
Discontinued Operations (net of income taxes)	6.4	5.5	16%
Net Income	$12.6	$29.6	-57%

Basic Earnings per Share	$0.31	$0.72	-57%
Diluted Earnings per Share	$0.31	$0.71	-56%

Operating revenue for the second quarter of 2009 decreased $105.4 million, or 23 percent, compared with the second quarter of 2008. This decrease was due principally to $49.9 million in lower revenue for Ocean Transportation, $35.2 million in lower revenue from Logistics Services, $14.7 million in lower revenue from Real Estate Sales activity (after excluding revenue from discontinued operations), and $7.0 million in lower revenue for Agribusiness, partially offset by $1.6 million in higher revenue from Real Estate Leasing activity (after excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the second quarter of 2009 decreased $80.0 million, or 19 percent, compared with the second quarter of 2008 due to $63.6 million in lower operating costs for the Transportation Industry segments, $11.0 million decrease in Real Estate Industry segments costs (after excluding costs from assets classified as discontinued operations), $4.8 million decrease in general and administrative costs, and $0.6 million decrease in Agribusiness costs. These cost decreases were net of a $6 million increase in non-cash pension expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was ($3.0) million higher, primarily due to $1.5 million of lower joint venture earnings in the second quarter of 2009, principally the result of sales at the Company’s Kai Malu joint venture in 2008, as well as $1.3 million in higher interest expense in 2009 due to higher average debt balances and higher interest capitalization on construction projects in 2008, partially offset by lower interest rates.

            Income taxes for the second quarter of 2009 were lower than the second quarter of 2008 due to lower income. The effective tax rate in 2009 was higher than the rate in 2008 principally due to non-deductible expenses that had a greater impact on the effective rate due to lower income relative to 2008.

Consolidated – First half of 2009 compared with 2008

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Operating Revenue	$674.5	$1,038.7	-35%
Operating Costs and Expenses	656.1	940.4	-30%
Operating Income	18.4	98.3	-81%
Other Income and (Expense)	(12.1)	6.6	NM
Income Before Taxes	6.3	104.9	-94%
Income Taxes	2.7	40.5	-93%
Discontinued Operations (net of income taxes)	12.0	7.3	64%
Net Income	$15.6	$71.7	-78%

Basic Earnings per Share	$0.38	$1.74	-78%
Diluted Earnings per Share	$0.38	$1.72	-78%

Operating revenue for the first half of 2009 decreased $364.2 million, or 35 percent, compared with the first half of 2008. This decrease was due principally to $200.8 million in lower revenue from Real Estate Sales (after excluding revenue from discontinued operations), $91.8 million in lower revenue for Ocean Transportation, $61.6 million in lower revenue for Logistics Services, $11.8 million in lower revenue for Agribusiness, partially offset by $2.7 million in higher revenue from Real Estate Leasing (after excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first half of 2009 decreased $284.3 million, or 30 percent, compared with the first half of 2008 due to $167.7 million in lower costs for the Real Estate Industry Segments, $119.8 million in lower costs for the Transportation Industry Segments, partially offset by $1.8 million and $1.0 million in higher general and administrative costs and Agribusiness costs, respectively. These cost decreases were net of a $12.0 million increase in non-cash pension expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased $18.7 million in the first half of 2009 compared with the first half of 2008, due primarily to $9.9 million of joint venture earnings recorded in 2008 related to sales at the Company’s Kai Malu residential joint venture development on Maui and a $7.7 million gain recorded in 2008 related to the final receipt of proceeds from an insurance settlement.

Income taxes in the first half of 2009 were lower than the first half of 2008 due primarily to lower income. The higher effective tax rate in 2009 was due to the same reasons cited for the quarter.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Second quarter of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$218.5	$268.4	-19%
Operating profit	$21.1	$37.4	-44%
Operating profit margin	9.7%	13.9%
Volume (Units)*
Hawaii containers	34,300	39,000	-12%
Hawaii automobiles	27,200	23,600	15%
China containers	11,100	12,700	-13%
Guam containers	3,600	3,600	--%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue for the second quarter of 2009 decreased $49.9 million, or 19 percent, compared with the second quarter of 2008. This decrease was principally due to lower fuel surcharges of $28.0 million and $25.3 million in reduced revenue from net volume decreases, partially offset by a $5.0 million increase arising from a net improvement in yields and cargo mix. Rates and cargo mix were favorable in the Hawaii trade in the second quarter of 2009 relative to 2008, but were partially offset by lower rates in the China trade.

Total Hawaii container volume was down 12 percent compared to the second quarter of 2008, reflecting reduced shipments from a broad-based decline in demand caused by the continuing softness in Hawaii’s economy. Matson’s Hawaii automobile volume for the quarter was 15 percent higher than the second quarter of last year, due primarily to the timing of automobile rental fleet replacement activity. China container volume decreased 13 percent in the second quarter of 2009 compared with 2008, primarily due to weak demand for imports in the U.S. mainland as a result of the U.S. recession.

Operating profit for the second quarter of 2009 decreased $16.3 million, or 44 percent, compared with the second quarter of 2008. Approximately $18.7 million of the decrease was due to the net effect of lower volumes described above, $3.1 million was due to higher inactive vessel and drydock expenses, $2.5 million was due to higher terminal costs resulting from higher contractual stevedoring rates, and $2.7 million was attributable to higher pension costs. The decrease in operating profit was partially offset by $5.0 million related to improved yields and cargo mix, $4.6 million in lower general and administrative expenses, and $3.9 million in lower vessel costs, principally related to efficient fleet deployment initiatives. General and administrative expenses were lower principally due to Matson’s cost saving efforts, including the first quarter’s headcount reduction program, as well as $1.8 million in lower legal costs.

Ocean Transportation – First half of 2009 compared with 2008

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$419.6	$511.4	-18%
Operating profit	$20.6	$53.3	-61%
Operating profit margin	4.9%	10.4%
Volume (Units)*
Hawaii containers	66,800	76,900	-13%
Hawaii automobiles	41,600	49,200	-15%
China containers	20,700	24,400	-15%
Guam containers	7,000	7,000	--%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue for the first half of 2009 decreased $91.8 million, or 18 percent, compared with the first half of 2008. This decrease was due to $60.4 million of lower revenue from net volume decreases and $49.0 million in reduced fuel surcharges, partially offset by a $20.6 million increase arising from a net improvement in yields for the same reasons cited for the quarter. Container volume changes were also due to the same factors cited for the quarter. Auto volume declined in the first half of 2009 due to lower new car shipments from manufacturers to Hawaii auto dealers as a result of the economic downturn, but was partially offset by a 2009 second quarter volume increase related to the timing of rental fleet replacement activity.

Operating profit for the first half of 2009 decreased $32.7 million, or 61 percent, compared with the first half of 2008. Approximately $43.7 million of the decrease was due to the net effect of lower volumes, $4.8 million was due to higher terminal costs as a result of higher contractual stevedoring rates, $4.9 million was attributable to higher net general and administrative expenses, and $3.5 million was due to higher drydock and inactive vessel expenses. General and administrative expenses were higher principally due to a first quarter charge to expense of $6.0 million, related to Matson’s headcount reduction program, and $5.3 million in higher pension expenses, but the increases were partially offset by various general and administrative cost savings initiatives. The decrease in operating profit was partially offset by a $18.7 million improvement in yields/cargo mix, including the impact of lower net direct and indirect fuel costs, $5.1 million in reduced vessel expenses, principally the result of efficient fleet deployment initiatives, and $1.7 million in lower transportation expenses resulting from reduced truck and rail costs. Also, earnings from Matson’s SSAT joint venture contributed $1.2 million less in the first half of 2009 compared with the first half of 2008 due to lower volumes and higher operating expenses. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Logistics Services – Second quarter of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Intermodal revenue	$46.8	$73.3	-36%
Highway revenue	33.5	42.2	-21%
Total Revenue	$80.3	$115.5	-30%
Operating profit	$1.8	$4.6	-61%
Operating profit margin	2.2%	4.0%

Logistics Services revenue for the second quarter of 2009 decreased $35.2 million, or 30 percent, compared with the second quarter of 2008. This decrease was principally due to lower Intermodal and Highway volumes, which decreased by 26 percent and 12 percent, respectively, as well as lower Intermodal and Highway rates driven primarily by lower fuel surcharges. The reduction in Highway volumes is reflective of a general softening in the Highway market as a result of the U.S. recession. The reduction in intermodal volumes, while also impacted by the U.S. recession, was also impacted by competitive pressures resulting from direct agreements between steamship lines and rail providers. The decrease in Highway revenue was partially offset by MGDS’s warehousing operations revenue, which was $5.5 million higher than the prior quarter. MGDS’s revenue increase in the quarter was primarily due to the acquisition of Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging, and distribution company, in the third quarter of 2008.

Logistics Services operating profit for the second quarter of 2009 decreased $2.8 million, or 61 percent, compared with the second quarter of 2008. Operating profit decreased principally due to lower volumes and rates previously cited.

Logistics Services – First half of 2009 compared with 2008

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Intermodal revenue	$91.3	$138.3	-34%
Highway revenue	65.2	79.8	-18%
Total Revenue	$156.5	$218.1	-28%
Operating profit	$3.3	$9.3	-65%
Operating profit margin	2.1%	4.3%

Logistics revenue for the first half of 2009 decreased $61.6 million, or 28 percent, compared with the first half of 2008. This decrease was principally due to lower Intermodal and Highway volumes, which decreased by 25 percent and 16 percent, respectively, as well as lower Intermodal and Highway rates driven primarily by lower fuel surcharges. The lower Intermodal and Highway volumes were due to the same factors cited for the quarter. The decrease in Highway revenue was partially offset by MGDS’s warehousing operations revenue, which was $11.9 million higher than the first half of 2008. The increase in MGDS’s results was primarily due to the acquisition of PACAM in the third quarter of 2008.

Logistics operating profit for the first half of 2009 decreased $3.3 million, or 65 percent, compared with the first half of 2008. The decrease in operating profit was principally the result of lower volumes and rates previously cited.

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

Real Estate Leasing – Second quarter of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$25.9	$27.3	-5%
Operating profit	$11.0	$12.6	-13%
Operating profit margin	42.5%	46.2%
Occupancy Rates:
Mainland	84%	96%	-12%
Hawaii	95%	99%	-4%
Leasable Space (million sq. ft.):
Mainland	7.1	5.9	20%
Hawaii	1.3	1.3	--%

Real Estate Leasing revenue for the second quarter of 2009, before subtracting amounts presented as discontinued operations, was 5 percent lower than 2008, due to lower occupancies in the mainland and Hawaii portfolios, the timing of property sales and acquisitions, and the non-reinvestment of 1031 proceeds from the sale of Marina Shores that occurred in the third quarter of 2008. Occupancy for the mainland portfolio decreased 12 percent in the second quarter of 2009 as compared to the second quarter of 2008, primarily due to the placing of Savannah Logistics Park Building B into service in March 2009 and the acquisition of Republic Distribution Center subsequent to the second quarter of 2008, but was also due to a reduction in occupancy levels principally related to two industrial properties and one office property.

Operating profit for the second quarter of 2009, before subtracting amounts presented as discontinued operations, was 13 percent lower than 2008. Operating profit was lower for the same reasons cited for the revenue decrease, but was also due to higher depreciation and amortization expenses and an increase in reserves for bad debt. Depreciation and amortization expenses were higher primarily due to the increase in the lease portfolio’s depreciable basis resulting from the reinvestment of gains from leased property sales under 1031 exchange transactions.

Leasable space increased by a net 1.2 million square feet in the second quarter of 2009 compared with the second quarter of 2008, due principally to the following acquisitions: Activity Distribution Center in California in February 2009; Waipio Industrial Center on Oahu in March 2009; Republic Distribution Center in Texas in September 2008; and Midstate 99 Distribution Center in California in November 2008. Additionally, Savannah Logistics Park Building B was placed in service in March 2009. Dispositions occurring after the first quarter of 2008 include: Boardwalk Shopping Center in Texas in August 2008; Marina Shores Shopping Center in California in September 2008; Venture Oaks office building in California in November 2008; Southbank II in Arizona in March 2009; Hawaii Business Park on Oahu in June 2009; Kahului Town Terrace apartments on Maui in May 2008; and several Triangle Square retail properties on Maui in December 2008.

Real Estate Leasing – First half of 2009 compared with 2008

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$53.1	$56.1	-5%
Operating profit	$23.0	$26.5	-13%
Operating profit margin	43.3%	47.2%
Occupancy Rates:
Mainland	87%	96%	-9%
Hawaii	95%	99%	-4%

Real Estate Leasing revenue for the first half of 2009, before subtracting amounts presented as discontinued operations, was 5 percent lower than 2008, principally due to a 2008 $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center. Excluding this one-time payment, leasing revenue was 3 percent lower than 2008, principally due to the same factors cited for the quarter.

Operating profit for the first half of 2009, before subtracting amounts presented as discontinued operations, was 13 percent lower than 2008, principally due to the insurance payment cited previously. Excluding this payment, leasing operating profit was 8 percent lower than 2008, principally due to the factors cited for the quarter, as well as higher depreciation and amortization expenses and an increase in reserves for bad debt.

Real Estate Sales – Second quarter and first half of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Improved property sales	$13.1	$12.1	8%
Development sales	2.5	18.1	-86%
Unimproved/other property sales	5.7	1.0	6X
Total revenue	$21.3	$31.2	-32%
Operating profit before joint ventures	$9.4	$7.4	27%
Earnings from joint ventures	0.2	1.7	-88%
Total operating profit	$9.6	$9.1	5%

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Improved property sales	$33.2	$12.1	3X
Development sales	2.9	204.6	-99%
Unimproved/other property sales	10.4	1.9	5X
Total revenue	$46.5	$218.6	-79%
Operating profit before joint ventures and insurance gain	$15.0	$32.9	-54%
Gain on insurance settlement	--	7.7	NM
Earnings from joint ventures	0.2	9.9	-98%
Total operating profit	$15.2	$50.5	-70%

2009 Second Quarter: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $21.3 million, and included the sale of Hawaii Business Park on Oahu, two leased fee parcels in Kahului on Maui, three Keola La’i residential condominiums on Oahu, one Keala’ula home on Kauai and two non-core land parcels on Maui.

2009 First Half: Revenue for the first half of 2009, before subtracting amounts presented as discontinued operations, was $46.5 million, and included the sale of Hawaii Business Park on Oahu, Southbank II office building in Arizona, four leased fee parcels in Kahului on Maui, three Keola La’i residential condominiums on Oahu, two Keala’ula single-family homes on Kauai and three non-core land parcels on Maui.

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

Real Estate Discontinued Operations – 2009 compared with 2008

The revenue and operating profit related to discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, before tax)	2009	2008	2009	2008
Sales revenue	$16.9	$12.1	$41.5	$12.8
Leasing revenue	$0.4	$3.4	$1.5	$7.2
Sales operating profit	$10.0	$7.0	$18.4	$7.6
Leasing operating profit	$0.3	$1.9	$1.1	$4.2

2009:  The revenue and expenses related to the sale of Hawaii Business Park, an industrial property on Oahu, Southbank II, an office building in Arizona, and various parcels on Maui have been classified as discontinued operations.

2008:  The revenue and expenses of Kahului Town Terrace, a multi-tenant residential rental property on Maui, has been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2009 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The leasing revenue and operating profit for the second quarter and first half of 2008 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2008.

AGRIBUSINESS

Agribusiness – Second quarter of 2009 compared with 2008

	Quarter Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$29.2	$36.2	-19%
Operating loss	$(11.3)	$(4.9)	NM
Tons sugar produced	43,300	50,100	-14%

               Agribusiness revenue for the second quarter of 2009 decreased $7.0 million, or 19 percent, compared with the second quarter of 2008. The decrease was primarily due to $4.3 million in lower power revenue, principally the result of lower power prices, and $4.2 million in lower raw sugar revenue resulting from lower production volumes. The decrease in revenues was partially offset by $1.5 million in higher specialty sugar revenue resulting from higher sales volumes.  Power prices, which decreased by more than 50 percent in the quarter compared to the prior year quarter, are determined by an avoided cost calculation for the public utilities in Hawaii, and have been negatively impacted by both a reduction in fossil fuel costs and an unfavorable Public Utilities Commission modification to the avoided-cost formula.

Operating loss for the second quarter of 2009 increased $6.4 million compared with the second quarter of 2008. The increase was primarily due to a $4.8 million reduction in power sales margins, principally due to the reduced revenue cited above, as well as a $2.5 million reduction in sugar margins.  Sugar margins are determined using estimates of full-year production costs and volumes. While production costs for raw sugar are estimated to be below 2008 levels despite significant increases in pension expense, sugar margins are well below 2008 levels due to lower forecasted production volumes as a result of severe drought conditions in 2007-08. The high fixed cost nature of the sugar cultivation and processing operations leads to disproportionate reductions in profitability when production volumes decline.

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

Agribusiness – First half of 2009 compared with 2008

	Six Months Ended June 30,
(dollars in millions)	2009	2008	Change
Revenue	$46.9	$58.7	-20%
Operating loss	$(13.2)	$(0.1)	NM
Tons sugar produced	55,500	64,400	-14%

Agribusiness revenue for the first half of 2009 decreased $11.8 million, or 20 percent, compared with the first half of 2008. The decrease was primarily due to a $8.7 million reduction in power revenue, principally the result of lower power prices, and a $5.4 million reduction in raw sugar revenue resulting from lower production volumes. The decrease in revenues was partially offset by a $2.7 million increase in specialty sugar revenue resulting from higher sales volumes.

Operating loss for the first half of 2009 increased $13.1 million compared with the first half of 2008. The increase was primarily due to a $9.6 million reduction in power sales margins, as well as a $4.0 million reduction in sugar margins for the reasons cited in the quarter.

Year-to-date sugar production was 14 percent lower in 2009 than in 2008 due principally to lower average yields per acre. The lower yields in 2009 were principally the result of severe drought conditions in 2007-08.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

In June 2009, Standard & Poor’s downgraded A&B and Matson’s long-term corporate credit rating from A- to BBB+ with a negative outlook. The rating downgrade did not have a material impact on the Company’s borrowing costs or access to its available credit facilities.

Cash Flows:  Cash flows from operating activities totaled $46 million for the first half of 2009, compared with $181 million for the first half of 2008. This decrease was due principally to proceeds from the sale of 318 units at the Company’s Keola La’i residential condominium project in 2008, partially offset by lower income tax payments in 2009.

Cash flows provided by investing activities totaled $3 million for the first half of 2009, compared with cash flows used in investing activities of $89 million in the first half of 2008. The increase in cash flows provided by investing activities for the first half of 2009 was due principally to lower capital expenditures related to real estate investments and higher proceeds from the disposal of property, which included approximately $23 million of expired 1031 exchange funds.

Capital expenditures for the first half of 2009 totaled $19 million compared with $75 million for the first half of 2008. Capital expenditures for the first half of 2009 included $9 million for the purchase of transportation-related assets, $8 million for real estate related acquisitions, development and property improvements, and $2 million related to agricultural operations. The $19 million reported in capital expenditures on the condensed consolidated statement of cash Flows for 2009 excludes $50 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. The 2008 expenditures included $49 million for real estate related acquisitions, development and property improvements, $16 million for the purchase of transportation-related assets, and $9 million related to agricultural operations. The $75 million reported in capital expenditures on the Condensed consolidated statement of cash flows for 2008 excludes $5 million of tax-deferred purchases.

Cash flows used in financing activities were $56 million for the first half of 2009, compared with $89 million during the first half of 2008. The decrease in cash flows used in financing activities was principally due to share repurchases, totaling approximately $50 million, in the first quarter of 2008, partially offset by $30 million reduction in debt in 2009, compared with $18 million reduction of debt in 2008.

For 2009, the Company now projects a total capital budget of approximately $125 million, which includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments. An additional $85 million has been budgeted for currently unidentified 1031 lease portfolio acquisitions, which are “self-funded” with proceeds received from property sales. The 1031 acquisitions are not included in the caption entitled “Capital expenditures” under investing activities in the statement of cash flows because the expenditures are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period). Of the $125 million of projected capital spending, approximately $55 million relates to ongoing real estate development activity, principally Kukui’ula, approximately $40 million relates to currently unidentified real estate investments, and approximately $30 million relates to maintenance capital. The expenditure of the $40 million budgeted for unidentified real estate investments will be highly dependent on the identification of attractive investment opportunities.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $210 million at June 30, 2009, an increase of $15 million from December 31, 2008. The increase was due primarily to $11 million in higher sugar and coffee inventories and an $11 million increase in receivable balances, partially offset by a $7 million decrease in cash and cash equivalents.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of June 30, 2009 was $474 million compared to $504 million at the end of 2008. As of June 30, 2009, available capacity under these facilities totaled $424 million.

Balance Sheet:  Working capital was $29 million at June 30, 2009, a decrease of $17 million from the consolidated balance at the end of 2008. The decrease in working capital was due primarily to the receipt of $23 million of expired Section 1031 exchange proceeds, a $13 million accrual for the third quarter dividend, a $9 million increase in accounts payable balances, a $7 million decrease in cash balances, and a $6 million reduction in real estate held for sale, partially offset by an $11 million increase in accounts receivable balances, a $12 million increase in inventories, and a $20 million net reduction in current debt balances.

Tax-Deferred Real Estate Exchanges:Sales – During the second quarter of 2009, $18.9 million of proceeds from the sale of an industrial warehouse property on Oahu, two leased parcels on Maui, and two non-core land holdings on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.  During the second quarter of 2008, $12.6 million of proceeds from the sales of a multi-tenant residential rental property and two non-core land holdings on Maui qualified for potential tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – There were no purchases during the second quarter of 2009 or 2008 that utilized tax-deferred funds. During the first quarter of 2009, the Company utilized $54.5 million in proceeds from tax-deferred sales to purchase the Activity Distribution Center in California and the Waipio Industrial Center on Oahu. During the first quarter of 2008, the Company utilized $5.2 million in proceeds from tax-deferred sales to purchase a 1.0 million square-foot, two-building industrial facility in Savannah, Georgia for a purchase price of $48 million.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2009, there were $36.0 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at June 30, 2009, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Business Outlook provides a compendium of the Company’s views on current market conditions, its recent performance and its near-term prospects. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as described more fully on pages 17-26 of the Form 10-K in the Company’s 2008 Annual Report.

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and a corresponding measure of the Company’s performance is directly influenced by the fundamentals of the Hawaii economy.

Throughout the first half of 2009, the Hawaii economy weakened as a result of macro trends that have affected U.S. Mainland and international markets. The weakness in the Hawaii economy was driven by and reflected in significantly lower occupancy levels at hotels; reduced visitor counts to and from the state; reduced consumer demand for automobiles, home furnishings, and other “big-ticket” discretionary items; and reduction in real estate sales activity. The above factors are expected to have an adverse impact on the Company’s operations for the balance of 2009, most notably in reduced shipping volume levels and in residential real estate sales. Similarly, earnings challenges are expected to continue in other core markets in which the Company operates, including: the U.S. West where the Company has commercial property and limited development interests; Asia-U.S. West Coast trade lanes, upon which the Company’s international shipping and stevedoring volumes are dependent; and throughout the U.S. Mainland, whose economic activity drives logistics volume.

In addition, the Company will incur approximately $10 million in non-cash pension expense in the second half of 2009, as it did in the first half, as a result of the previously reported decline in the market value of pension assets in the Company’s various defined benefit pension plans in 2008.

In response, the Company continues to implement cost containment and revenue optimization initiatives designed to better position its businesses for lower levels of economic activity and improve operating margins and cash flow. In the second quarter, the Company announced that it would suspend matching contributions that it makes to the Company’s 401(k) Plan, effected further workforce reductions, consolidated a number of operating centers in its logistics operations, and made other reductions in operating and overhead costs.

The Company’s financial footing remains secure. All operating businesses are net cash generators, with the exception of our Agribusiness segment, where net cash flow is negative. Debt levels have been reduced. Capital spending has been pared to appropriate levels. Liquidity and debt capacity are ample. Balance sheet and cash flow strength provide the opportunity to make investments to grow the Company’s various businesses and leverage core competencies.

Over the course of the next year, the Company expects to make several investments in higher return real estate development projects and leasing assets, and will seek further expansion of its product and service offerings in its transportation businesses. In addition, a comprehensive strategic review of sugar operations is underway to determine the highest utilization of this valuable asset base, including the potential for increased energy generation.

Transportation: Matson Navigation’s 2009 second quarter operating and financial performance improved in relation to the first quarter, and reflected the economic benefit of a series of cost reduction initiatives implemented late in the first quarter. In addition to these initiatives Matson was able to offset a portion of volume-related earnings impact in all its trade lanes through improved yields and better cargo mix, and by capturing efficiencies in its fleet and shore-side asset deployment. In late March 2009, for example, Matson transitioned to a nine-ship fleet deployment, and in late May, Matson expanded its China service with the addition of a call on the port of Xiamen. As a result of the fleet optimization and port expansion, Matson’s vessel utilization has improved steadily. Higher vessel utilization was an important driver of the improvement in its operating profit margin for the quarter. Further reductions in fleet capacity are not expected in 2009.

In the second half of 2009 the Company expects that container volume in Hawaii will continue to be affected by the contraction in the Hawaii economy, and therefore, volumes are expected be lower than 2008 levels. However, the rate of year-over-year volume declines is expected to moderate. In Guam, the Company expects volume to be relatively flat with potential modest gains in late 2009. In China, demand reductions and excess capacity have led to a precipitous decline in rates for Trans-Pacific cargo movement. Additionally, since excess capacity is expected to continue in the China trade lane, rate and volume pressures in that lane are expected to continue. Similarly, SSAT, the Company’s joint venture that operates terminals on the U.S. West Coast, has been and will continue to be negatively impacted by a reduction in import volumes from Asia, in relation to 2008 results. However, the SSAT joint venture expects to realize the benefit of adding a large customer in the summer of 2009 and other labor savings initiatives which may partially offset the year-to-date volume loss.

In the second quarter of 2009, Matson Integrated Logistics continued to record dramatically lower volume levels in its Highway and Intermodal brokerages, reflective of both the economic contraction in the U.S. as well as disintermediation in its Intermodal business arising from direct agreements between steamship lines and rail providers. The loss of significant Intermodal volume accounted for much of MIL’s decreased earnings in the quarter as compared to 2008, and diminishes its earnings prospects for the balance of 2009. It is expected that demand will continue to be suppressed until economic activity and general freight movement rebounds. Warehousing and distribution revenue increased considerably primarily due to the acquisition of an Oakland, California-based warehousing and distribution company in August 2008 and to ongoing incremental volume at the Company’s Savannah logistics facility. Due to its current market outlook, the Company will remain focused on organic growth opportunities and improving operating efficiencies in its core logistics businesses, and will seek to expand in new markets through strategic recruiting initiatives.

Real Estate: The Company had minimal sales of developed property in the second quarter of 2009, as primary and resort residential sales have dramatically declined from 2008 levels. The decreased sales activity generally mirrors the overall economic contraction and reduced access to mortgage financing. Combined with the Company’s limited supply of standing inventory, residential unit sales are expected to be minimal for the balance of 2009.

The Company is utilizing this sales’ cyclicality to modify the timing and scopes of some of its development projects and fully pursue entitlement, design and permitting of other projects, so as to be positioned to meet expected demand as real estate markets recover over time. In late May the Company increased its investment commitment in its Kukui’ula joint venture at favorable terms as part of an amended agreement with DMB Associates, Inc. As a co-manager of the joint venture, A&B expects to invest approximately $129 million over the next three years.

A key earnings component of the Real Estate Sales segment is the disposition of improved properties and land sales. Property sales allow the Company to capture embedded value created through appreciation or by the Company’s property and asset management efforts. Typically, these sales proceeds provide investment capital for redeployment in assets offering higher appreciation potential through efficient, tax-deferred 1031 exchanges. Sales are expected to continue in 2009, but the timing, pricing and volume of these sales are difficult to forecast and will be impacted by a challenging market environment characterized by low demand, reduced capital availability and recession-impacted operating performance.

Conversely, these same factors should generate improved real estate acquisition opportunities for the Company. Over the course of the next year, the Company may make several investments in projects in Hawaii. The timing and scale of these investments, however, is not certain and will be dependent upon a number of factors, including but not limited to return and risk thresholds, underlying land valuation, and the availability of other capital deployment opportunities.

The Company’s commercial property portfolio occupancy weakened in the first half of 2009, although high average occupancy levels in its Hawaii portfolio (95 percent) were maintained. In the second quarter, occupancy levels in the Company’s U.S. Mainland holdings continued to contract, in part due to the March 2009 addition of a second building at its Savannah facility into service, which decreased U.S. Mainland occupancy by 4 percent. Lower occupancy and rents from slowed demand stemming from recent economic contraction are expected to continue to impact future earnings from the Company’s commercial real estate portfolio.

Agribusiness: The Company’s Agribusiness operations consist of sugar and coffee operations, both of which have power generation capability, trucking service companies and related business service companies. In the second quarter of 2009, the segment realized a sizeable loss attributable to reduced power revenue, low sugar yields and non-cash pension expenses. Low sugar yields are primarily the result of the severe 2007-2008 drought. As a result, sugar production for 2009 is expected to be below 130,000 tons, from over 173,000 tons in 2006. Therefore, the Company expects that losses will continue to be significant during the third quarter before moderating somewhat in the fourth quarter as the sugar harvest is completed. With revenue severely reduced as a result of much lower power prices and lower sugar production, performance of this high fixed cost operation suffers disproportionately.

While economic performance of the segment is expected to improve in 2010 as sugar production volumes recover, management recognizes that significant actions are necessary to dramatically improve financial results and sustain agricultural operations on the Company’s vast Maui land holdings. As mentioned above, a comprehensive review of sugar operations and farm utilization is underway, and a determination regarding the Company’s sugar operations will be made by the end of the year.

The Company utilizes two primary sources of periodic economic forecasts for the state of Hawaii; the University of Hawaii Economic Research Organization and the State’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

Important Agricultural Lands: Pursuant to the Important Agricultural Lands (IAL) legislation passed in 2005, as supplemented in 2008, the State Land Use Commission on March 5, 2009 approved A&B’s petition to designate approximately 3,700 acres of IAL on Kauai, and on June 26, 2009 approved A&B’s petition for approximately 27,000 acres of IAL on Maui. The IAL legislation serves to establish a system to identify lands important to preserving agriculture in Hawaii. All of the designated acreage is being actively farmed by A&B and its lessees, or contain features and infrastructure essential to the agricultural operations.

Dividends:  The Company’s second quarter dividend of $0.315 per share was paid on June 4, 2009 to shareholders of record as of the close of business on May 14, 2009. On June 25, 2009, the Company’s Board of Directors announced a third-quarter 2009 dividend of $0.315 per share, payable on September 3, 2009 to shareholders of record as of the close of business on August 6, 2009.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s 2008 Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2008. There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2008.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2009	--		--	--	--
May 1 - 31, 2009	--		--	--	--
Jun 1 - 30, 2009	459	(1)	$23.24	--	--

(1)	Represents shares accepted in satisfaction tax withholding obligations upon option exercises or the vesting of non-vested common stock and restricted stock units.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: July 24, 2009	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: July 24, 2009	/s/ Paul K. Ito
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