Form 10-Q
period 2009-09-30
ALEXANDER & BALDWIN INC
filed 2009-10-30
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Non-accelerated filer ☐ (Do not check if a smaller reporting company)                Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2009:      41,042,035

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Operating revenue	$375.9	$456.2	$1,049.8	$1,494.5

Costs and Expenses:
Costs of goods sold, services and rentals	323.3	384.7	897.8	1,245.5
Selling, general and administrative	35.6	38.1	116.8	117.8
Operating costs and expenses	358.9	422.8	1,014.6	1,363.3

Operating Income	17.0	33.4	35.2	131.2
Other Income and (Expense):
Gain on insurance settlement	--	--	--	7.7
Equity in income of real estate affiliates	0.3	0.3	0.5	10.3
Loss on investment	--	(0.9)	--	(0.9)
Interest income	0.1	0.2	0.3	0.9
Interest expense	(6.7)	(5.8)	(19.2)	(17.5)
Income Before Taxes	10.7	27.2	16.8	131.7
Income Taxes	4.6	7.9	6.7	48.2
Income From Continuing Operations	6.1	19.3	10.1	83.5
Income From Discontinued Operations (net of income taxes)	2.4	17.5	14.0	25.0

Net Income	$8.5	$36.8	$24.1	$108.5

Basic Earnings Per Share:
Continuing operations	$0.15	$0.47	$0.25	$2.02
Discontinued operations	0.06	0.42	0.34	0.61
Net income	$0.21	$0.89	$0.59	$2.63

Diluted Earnings Per Share:
Continuing operations	$0.15	$0.46	$0.25	$2.01
Discontinued operations	0.06	0.43	0.34	0.60
Net income	$0.21	$0.89	$0.59	$2.61

Weighted Average Number of Shares Outstanding:
Basic	41.0	41.3	41.0	41.3
Diluted	41.2	41.5	41.0	41.6

Cash Dividends Per Share	$0.315	$0.315	$0.945	$0.920

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$16	$19
Accounts and notes receivable, net	183	163
Inventories	38	28
Real estate held for sale	11	20
Section 1031 exchange proceeds	--	23
Prepaid expenses and other assets	33	31
Total current assets	281	284
Investments in Affiliates	219	208
Real Estate Developments	85	78
Property, at cost	2,775	2,700
Less accumulated depreciation and amortization	1,170	1,110
Property – net	1,605	1,590
Other Assets	141	190
Total	$2,331	$2,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$59	$52
Accounts payable	111	105
Payroll and vacation benefits	19	18
Accrued and other liabilities	70	63
Total current liabilities	259	238
Long-term Liabilities:
Long-term debt	412	452
Deferred income taxes	413	414
Employee benefit plans	128	122
Uninsured claims and other liabilities	53	52
Total long-term liabilities	1,006	1,040
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	33	33
Additional capital	208	204
Accumulated other comprehensive loss	(90)	(96)
Retained earnings	926	942
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,066	1,072
Total	$2,331	$2,350

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash Flows from Operating Activities	$78	$202

Cash Flows from Investing Activities:
Capital expenditures	(27)	(91)
Proceeds from disposal of property and other assets	31	17
Proceeds from insurance settlement related to 2005 casualty loss	--	8
Deposits into Capital Construction Fund	(4)	(7)
Withdrawals from Capital Construction Fund	4	7
Acquisition of business, net of cash acquired	--	(24)
Increase in investments	(17)	(55)
Reduction in investments	5	5
Net cash used in investing activities	(8)	(140)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	215	52
Payments of long-term debt	(238)	(38)
Proceeds from (payments on) short-term borrowings, net	(10)	3
Proceeds from issuances of capital stock, including increase (decrease) in excess tax benefit	(1)	2
Repurchase of capital stock	--	(50)
Dividends paid	(39)	(38)
Net cash used in financing activities	(73)	(69)

Net Decrease in Cash and Cash Equivalents	$(3)	$(7)

Other Cash Flow Information:
Interest paid	$(19)	$(19)
Income taxes paid	$(26)	$(59)

Other Non-cash Information:
Depreciation and amortization expense	$79	$74
Tax-deferred real estate sales	$48	$82
Tax-deferred real estate purchases	$(90)	$(23)

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

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008. Subsequent events were evaluated through October 29, 2009, the date these Condensed Consolidated Financial Statements were issued.

(2)
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Codification (“ASC”) Topic 810 (formerly FASB Statement No. 167, Amendments to FASB Interpretation No. 46R). ASC Topic 810 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise’s involvement in a variable interest entity. The Topic also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASC Topic 810 is effective beginning January 1, 2010. The Company is currently reviewing the effect of ASC Topic 810, but does not expect that the adoption will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(3)
Commitments and Contingencies:  Commitments and financial arrangements that are not recorded on the Company’s condensed consolidated balance sheet at September 30, 2009, included the following, other than operating lease commitments (in millions):

Standby letters of credit                                                                       (a)            $10
Performance and customs bonds                                                        (b)            $29
Benefit plan withdrawal obligations                                                   (c)             $65

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit issued by the Company’s lenders, of which, approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes approximately $2 million of letters of credit related to certain of the Company’s real estate projects.

(b)
Represents bonds issued by the Company’s sureties, of which, approximately $16 million relate to U.S. customs bonds, approximately $11 million relate to real estate construction projects in Hawaii, and approximately $2 million relate to transportation and other matters.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $65 million as of the most recent valuation dates. Management has no present intention of withdrawing from, and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. To date, no such indemnities have been called upon. Under the provisions of the “Guarantees” Topic of the FASB ASC, the Company recorded liabilities for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The fair values of the liabilities recorded were not material. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. To date, none of these guarantees has been called upon. Under the provisions of the “Guarantees” Topic of the FASB ASC, the Company recorded liabilities for two completion guarantees it provided in connection with joint venture development projects. The fair values of these liabilities were not material. Under the completion guarantees, the Company and its joint venture partners agree to complete development of specified development work if the joint venture fails to complete development. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture.

Legal Proceedings: In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center (the “Mokihana case”), the U.S. District Court for the Eastern District of Virginia had previously vacated its preliminary order granting summary judgment to the plaintiffs in the Mokihana case, and suspended the matter pending the outcome of an appeal to the United States Court of Appeals for the Fourth Circuit in a case referred to by the District Court as the Seabulk Trader case.  The judge stated that the Fourth Circuit’s review of the major component test in the Seabulk Trader case could be a potentially dispositive issue in the Mokihana case.  Such case was decided in favor of the plaintiffs by another judge in the same District Court and is reported at 551 F.Supp.2d 447. Matson filed an amicus brief in support of the Coast Guard’s decision in the Seabulk Trader case. On August 21, 2009, the Fourth Circuit issued a decision in the Seabulk Trader case, reversing the District Court’s judgment. The Fourth Circuit found that the Coast Guard’s interpretation of the major component test was persuasive. The Fourth Circuit decision is reported at 2009 U.S. App. LEXIS 18867. On October 20, 2009, the judge in the Mokihana case ordered the parties to submit briefs addressing the effect of the Fourth Circuit's decision on the issues currently pending in the Mokihana case. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint.  The court granted plaintiffs leave to amend the complaint within thirty days to allege claims consistent with the court's order. The court subsequently extended plaintiffs’ time to file an amended complaint to May 10, 2010.  If the plaintiffs file an amended complaint, the Company and Matson will continue to vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

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

(4)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Denominator for basic EPS – weighted average shares	41.0	41.3	41.0	41.3
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.2	0.2	--	0.3
Denominator for diluted EPS – weighted average shares	41.2	41.5	41.0	41.6

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.5 million and 0.5 million shares of common stock for the three months ended September 30, 2009 and 2008, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.9 million and 1.0 million shares of common stock for the nine months ended September 30, 2009 and 2008, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)
Share-Based Compensation:  Through September 30, 2009, the Company granted non-qualified stock options to purchase approximately 478,000 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $2.79 using the following weighted average assumptions: volatility of 24.8%, risk-free interest rate of 1.9%, dividend yield of 5.4%, and expected term of 5.8 years.

Activity in the Company’s stock option plans through September 30, 2009 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2009	480	1,316	239	2,035	$39.71
Granted	478	--	--	478	$23.33
Exercised	--	(11)	--	(11)	$26.24
Forfeited and expired	--	(14)	(43)	(57)	$29.77
Outstanding, September 30, 2009	958	1,291	196	2,445	$36.80	6.3	$7,147

Exercisable September 30, 2009	161	1,199	196	1,556	$38.50	4.9	$2,751

The following table summarizes non-vested common stock and restricted stock unit activity through September 30, 2009 (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding January 1, 2009	160	$46.68	94	$47.48
Granted	389	$23.59	--	$--
Vested	(97)	$45.01	(69)	$47.23
Canceled	(18)	$28.43	--	$--
Outstanding September 30, 2009	434	$27.10	25	$48.15

The above awards consist of time-based awards and performance-based awards. The time-based awards vest ratably over three years. Performance-based awards also vest ratably over three years, provided certain performance targets, measured at the end of the award year, are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Share-based expense (net of estimated forfeitures):
Stock options	$0.8	$0.9	$2.5	$2.5
Non-vested common stock/Restricted stock units	1.2	1.9	3.8	6.0
Total share-based expense	2.0	2.8	6.3	8.5
Total recognized tax benefit	(0.6)	(0.8)	(1.9)	(2.2)
Share-based expense (net of tax)	$1.4	$2.0	$4.4	$6.3

(6)
Accounting for and Classification of Discontinued Operations: As required by FASB ASC Subtopic 205-20, Discontinued Operations, the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. Certain income-producing properties that are classified as “held for sale” under the requirements of FASB ASC Subtopic 205-20, are also treated as discontinued operations. Depreciation on these assets ceases upon classification as discontinued operations. Sales of land, residential units, and office condominium units are generally considered inventory and are not included in discontinued operations.

Discontinued operations consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Discontinued operations (net of tax):
Sales of assets	$2.3	$16.5	$13.1	$21.2
Leasing operations	0.1	1.0	0.9	3.8
Total	$2.4	$17.5	$14.0	$25.0

Discontinued operations includes the results for properties that were sold through September 30, 2009 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 9) for the third quarter and first nine months of 2008 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2008.

(7)	Comprehensive income for the three and nine months ended September 30, 2009 and 2008 consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$8.5	$36.8	$24.1	$108.5
Amortization of unrealized pension asset loss
and prior service costs	1.9	0.1	5.7	0.3
Other	--	--	0.1	0.6
Comprehensive income (net of tax)	$10.4	$36.9	$29.9	$109.4

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

The components of net periodic benefit cost (income) for the third quarters of 2009 and 2008 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Service cost	$2.0	$2.0	$0.2	$0.2
Interest cost	4.8	4.6	0.8	0.7
Expected return on plan assets	(5.0)	(7.9)	--	--
Amortization of prior service cost	0.2	0.1	0.1	--
Amortization of net (loss) gain	2.9	--	(0.1)	(0.3)
Net periodic benefit cost (income)	$4.9	$(1.2)	$1.0	$0.6

The components of net periodic benefit cost (income) for the first nine months of 2009 and 2008 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008

Service cost	$6.0	$6.0	$0.6	$0.6
Interest cost	14.4	13.9	2.4	2.1
Expected return on plan assets	(15.0)	(23.6)	--	--
Amortization of prior service cost	0.6	0.4	0.3	--
Amortization of net (loss) gain	8.7	--	(0.3)	(0.9)
Net periodic benefit cost (income)	$14.7	$(3.3)	$3.0	$1.8

Based on the actuarial report as of January 1, 2009, the 2009 return on plan assets is not expected to exceed the sum of the service cost, interest cost and amortization components, resulting in a net periodic pension expense of $4.9 million for the third quarter of 2009 and an expected $19.5 million for the full year. The increase in net periodic pension expense in 2009 relative to 2008 is principally due to a decrease in the fair value of pension assets from $379 million at the end of 2007 to $244 million at the end of 2008. In 2009, the Company does not expect that it will be required to make cash contributions to its pension plans.

(9)	Segment results for the quarter and the nine months ended September 30, 2009 and 2008 were as follows (in millions) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue:
Transportation:
Ocean transportation	$234.2	$272.8	$653.8	$784.2
Logistics services	82.3	118.1	238.8	336.2
Real Estate:
Leasing	25.2	26.2	78.3	82.3
Sales	14.9	77.2	61.4	295.8
Less amounts reported in discontinued operations	(10.2)	(72.6)	(53.8)	(93.1)
Agribusiness	32.5	37.5	79.4	96.2
Reconciling Items	(3.0)	(3.0)	(8.1)	(7.1)
Total revenue	$375.9	$456.2	$1,049.8	$1,494.5

Operating Profit, Net Income:
Transportation:
Ocean transportation	$24.2	$31.4	$44.8	$84.7
Logistics services	2.2	5.1	5.5	14.4
Real Estate:
Leasing	10.2	11.1	33.2	37.6
Sales	3.5	25.8	18.7	76.3
Less amounts reported in discontinued operations	(4.0)	(28.4)	(23.7)	(40.6)
Agribusiness	(13.8)	(6.7)	(27.0)	(6.8)
Total operating profit	22.3	38.3	51.5	165.6
Interest Expense	(6.7)	(5.8)	(19.2)	(17.5)
General Corporate Expenses	(4.9)	(5.3)	(15.5)	(16.4)
Income From Continuing Operations Before Income Taxes	10.7	27.2	16.8	131.7
Income Taxes	4.6	7.9	6.7	48.2
Income From Continuing Operations	6.1	19.3	10.1	83.5
Income From Discontinued Operations (net of income taxes)	2.4	17.5	14.0	25.0
Net Income	$8.5	$36.8	$24.1	$108.5

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Operating Revenue	$375.9	$456.2	-18%
Operating Costs and Expenses	358.9	422.8	-15%
Operating Income	17.0	33.4	-49%
Other Income and (Expense)	(6.3)	(6.2)	-2%
Income Before Taxes	10.7	27.2	-61%
Income Taxes	(4.6)	(7.9)	-42%
Discontinued Operations (net of income taxes)	2.4	17.5	-86%
Net Income	$8.5	$36.8	-77%

Basic Earnings per Share	$0.21	$0.89	-76%
Diluted Earnings per Share	$0.21	$0.89	-76%

Operating revenue for the third quarter of 2009 decreased $80.3 million, or 18 percent, compared with the third quarter of 2008. This decrease was principally due to $38.6 million lower revenue for Ocean Transportation and $35.8 million lower revenue for Logistics Services. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the third quarter of 2009 decreased $63.9 million, or 15 percent, compared with the third quarter of 2008. The decrease in operating costs and expenses was principally due to $61.5 million in lower operating costs for the transportation segments and a $2.5 million decrease in selling, general and administrative expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) was essentially unchanged for the third quarter of 2009 compared with the third quarter of 2008, but included $0.9 million in higher interest expense, principally the result of a higher weighted-average interest rate in 2009, offset by a $0.9 million loss on investment in 2008.

Income taxes for the third quarter of 2009 were lower than the third quarter of 2008 due to lower income. The effective tax rate in 2009 was higher than the rate in 2008 principally due to non-deductible expenses that had a greater impact on the effective rate as a result of lower income relative to 2008, as well as newly enacted tax legislation which unfavorably affected the effective rate.

Consolidated – First nine months of 2009 compared with 2008

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Operating Revenue	$1,049.8	$1,494.5	-30%
Operating Costs and Expenses	1,014.6	1,363.3	-26%
Operating Income	35.2	131.2	-73%
Other Income and (Expense)	(18.4)	0.5	NM
Income Before Taxes	16.8	131.7	-87%
Income Taxes	(6.7)	(48.2)	-86%
Discontinued Operations (net of income taxes)	14.0	25.0	-44%
Net Income	$24.1	$108.5	-78%

Basic Earnings per Share	$0.59	$2.63	-78%
Diluted Earnings per Share	$0.59	$2.61	-77%

Operating revenue for the first nine months of 2009 decreased $444.7 million, or 30 percent, compared with the same period in 2008.  This decrease was principally due to $203.4 million lower revenue from Real Estate Sales (after excluding Real Estate Sales revenue classified as discontinued operations), $130.4 million lower revenue for Ocean Transportation, $97.4 million lower Logistics Services revenue, and $16.8 million lower revenue for Agribusiness. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first nine months of 2009 decreased $348.7 million, or 26 percent, compared with the same period in 2008 due to $168.7 million in lower costs for the Real Estate Industry and $181.3 million in lower costs for the Transportation industries. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expenses) decreased $18.9 million in the first nine months of 2009 compared with the same period in 2008, due primarily to $9.8 million in lower real estate joint venture income, a $7.7 million gain on a 2005 fire insurance settlement recognized in 2008, and $1.7 million in higher interest expense in 2009 resulting from lower capitalized interest and a higher weighted-average interest rate.

Income taxes in the first nine months of 2009 were lower than the first nine months of 2008 due primarily to lower income. The higher effective tax rate in 2009 was due to the same reasons cited for the quarter.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Third quarter of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$234.2	$272.8	-14%
Operating profit	$24.2	$31.4	-23%
Operating profit margin	10.3%	11.5%
Volume (Units)*
Hawaii containers	35,100	39,900	-12%
Hawaii automobiles	21,200	21,800	-3%
China containers	12,400	12,300	1%
Guam containers	3,500	3,600	-3%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue for the third quarter of 2009 decreased $38.6 million, or 14 percent, compared with the third quarter of 2008. This decrease was principally due to a $23.5 million reduction in fuel surcharges and a $17.8 million decrease due to lower net volumes. Rates and cargo mix were favorable in the Hawaii trade in the third quarter of 2009 relative to 2008, while rates in the China trade declined quarter-over-quarter.

Total Hawaii container volume for the third quarter of 2009 was down 12 percent compared to the third quarter of 2008, reflecting reduced shipments from a broad-based decline in demand caused by the continuing softness in Hawaii’s economy. Matson’s Hawaii automobile volume for the quarter was also 3 percent lower than the third quarter of last year, primarily due to the timing of automobile rental fleet replacement activity. China container volume increased 1 percent in the third quarter of 2009 compared with 2008, due to the addition of a third port of call at Xiamen, China.

Operating profit for the third quarter of 2009 decreased $7.2 million, or 23 percent, compared with the third quarter of 2008. Approximately $11.3 million of the change was due to lower volume described above, $3.8 million was due to higher terminal costs resulting from increased contractual stevedoring rates, and $2.7 million was attributable to higher pension costs. The decrease in operating profit was partially offset by $5.8 million in lower vessel costs, principally related to efficient fleet deployment initiatives, $1.5 million in lower general and administrative expenses, and $1.3 million related to improved yields and cargo mix. General and administrative expenses were lower principally due to Matson’s cost saving efforts, including the first quarter’s headcount reduction program. Additionally, Matson’s share of SSAT joint venture earnings increased $1.2 million, primarily the result of cost reductions related to management’s efforts. Earnings from joint ventures are not included in revenue, but are included in operating profit.

Ocean Transportation – First nine months of 2009 compared with 2008

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$653.8	$784.2	-17%
Operating profit	$44.8	$84.7	-47%
Operating profit margin	6.9%	10.8%
Volume (Units)*
Hawaii containers	101,900	116,800	-13%
Hawaii automobiles	62,800	71,000	-12%
China containers	33,100	36,700	-10%
Guam containers	10,500	10,600	-1%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue for the first nine months of 2009 decreased $130.4 million, or 17 percent, compared with the first nine months of 2008. This decrease was due to $79.6 million of lower revenue resulting from lower net volumes and $72.4 million in reduced fuel surcharges, partially offset by a $22.9 million net improvement in yields.

Hawaii container volumes for the first nine months of 2009 were lower due to the same factors cited for the quarter. Hawaii auto volume was lower in 2009 due to lower new car shipments from manufacturers to Hawaii auto dealers as a result of the economic downturn, as well as the timing of rental fleet replacement activity. China container volumes were 10 percent lower in 2009 due to weak demand for imports in the U.S. Mainland as a result of the U.S. recession.

Operating profit for the first nine months of 2009 decreased $39.9 million, or 47 percent, compared with the first nine months of 2008. Approximately $56.1 million of the change was due to lower volumes, $8.6 million was due to higher terminal costs as a result of higher contractual stevedoring rates, $3.5 million was attributable to higher net general and administrative expenses, and $2.9 million was due to higher drydock expenses. General and administrative expenses were higher principally due to $8.0 million in higher pension expenses and a first quarter 2009 expense of $6.0 million, related to Matson’s headcount reduction program, but these increases were partially offset by various general and administrative cost savings initiatives, including the ongoing benefit of the headcount reduction program. Additionally, the decrease in operating profit was partially offset by a $22.9 million improvement in yields and cargo mix, $8.0 million in reduced vessel expenses that were principally the result of efficient fleet deployment initiatives, and $1.9 million in lower transportation expenses resulting from reduced ocean carrier and truck costs.

Logistics Services – Third quarter of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Intermodal revenue	$48.2	$73.9	-35%
Highway revenue	34.1	44.2	-23%
Total Revenue	$82.3	$118.1	-30%
Operating profit	$2.2	$5.1	-57%
Operating profit margin	2.7%	4.3%

Logistics Services revenue for the third quarter of 2009 decreased $35.8 million, or 30 percent, compared with the third quarter of 2008. This decrease was principally due to lower Intermodal and full truckload Highway volume, which decreased by 19 percent and 9 percent, respectively, as well as lower Intermodal and Highway rates driven primarily by lower fuel surcharges and competitive pricing pressure. The reduction in Highway volume is reflective of a general softening in the Highway market as a result of the U.S. recession. The reduction in Intermodal volumes, while also impacted by the U.S. recession, was also impacted by competitive actions resulting from direct agreements between steamship lines and rail providers. The decrease in Highway revenue was partially offset by MGDS’s warehousing operations revenue, which was $3.4 million higher than the prior quarter. MGDS’s revenue increase in the quarter was primarily due to the acquisition of Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging and distribution company, in the latter part of the third quarter of 2008.

Logistics Services operating profit for the third quarter of 2009 decreased $2.9 million, or 57 percent, compared with the third quarter of 2008. Operating profit decreased principally due to lower volume and rates previously cited, but was also due to margin compression resulting from excess capacity in the market.

Logistics Services – First nine months of 2009 compared with 2008

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Intermodal revenue	$139.5	$212.2	-34%
Highway revenue	99.3	124.0	-20%
Total Revenue	$238.8	$336.2	-29%
Operating profit	$5.5	$14.4	-62%
Operating profit margin	2.3%	4.3%

Logistics Services revenue for the first nine months of 2009 decreased $97.4 million, or 29 percent, compared with the first nine months of 2008. This decrease was principally due to lower Intermodal and Highway volume, which decreased by 23 percent and 10 percent, respectively, as well as lower Intermodal and Highway rates driven primarily by lower fuel surcharges and competitive pricing pressures. The lower Intermodal and Highway volumes were due to the same factors cited for the quarter. The decrease in Highway revenue was partially offset by MGDS’s warehousing operations revenue, which was $15.3 million higher than the first nine months of 2008. The increase in MGDS’s results was primarily due to the acquisition of PACAM in the third quarter of 2008.

Logistics Services operating profit for the first nine months of 2009 decreased $8.9 million, or 62 percent, compared with the first nine months of 2008. The decrease in operating profit was due to the same reasons cited for the quarter.

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

Real Estate Leasing – Third quarter of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$25.2	$26.2	-4%
Operating profit	$10.2	$11.1	-8%
Operating profit margin	40.5%	42.4%
Occupancy Rates:
Mainland	83%	95%	-12%
Hawaii	95%	98%	-3%
Leasable Space (million sq. ft.):
Mainland	7.1	5.9	20%
Hawaii	1.4	1.3	8%

Real Estate Leasing revenue for the third quarter of 2009, before subtracting amounts presented as discontinued operations, was 4 percent lower than 2008, due to lower occupancies and rents in the mainland and Hawaii portfolios, the timing of property sales and acquisitions, and the partial non-reinvestment of 1031 proceeds from the sale of Marina Shores that occurred in the third quarter of 2008. Occupancy for the mainland portfolio decreased 12 percentage points in the third quarter of 2009 as compared to the third quarter of 2008, primarily due to the placement of Savannah Logistics Park Building B into service in March 2009 and the acquisition of Republic Distribution Center subsequent to the second quarter of 2008, as well as a reduction in occupancy levels principally related to two other industrial properties.

Operating profit for the third quarter of 2009, before subtracting amounts presented as discontinued operations, was 8 percent lower than 2008. Operating profit was lower for the same reasons cited for the revenue decrease, but was also due to higher depreciation and amortization expenses, due to the increase in the lease portfolio’s depreciable basis resulting from the reinvestment of gains from leased property sales under 1031 exchange transactions.

Leasable space increased by a net 1.3 million square feet in the third quarter of 2009 compared with the third quarter of 2008, principally due to the following activity:

Acquisitions		Dispositions
Date	Property	Date	Property
9-08	Republic Distribution Center (TX)	8-08	Boardwalk Shopping Center (TX)
11-08	Midstate 99 Distribution Center (CA)	9-08	Marina Shores Shopping Center (CA)
2-09	Activity Distribution Center (CA)	11-08	Venture Oaks Office Building (CA)
3-09	Waipio Industrial Center (HI)	various	Leased fee parcels
3-09	Savannah Logistics Park Bldg. B* (GA)	3-09	Southbank II (AZ)
8-09	Northpoint Industrial (CA)	6-09	Hawaii Business Park (HI)
9-09	Waipio Shopping Center (HI)	9-09	San Jose Avenue Warehouse (CA)

* Savannah Logistics Park Building B was acquired in 2008, but placed into service in March 2009

Real Estate Leasing – First nine months of 2009 compared with 2008

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$78.3	$82.3	-5%
Operating profit	$33.2	$37.6	-12%
Operating profit margin	42.4%	45.7%
Occupancy Rates:
Mainland	86%	96%	-10%
Hawaii	95%	98%	-3%

Real Estate Leasing revenue for the first nine months of 2009, before subtracting amounts presented as discontinued operations, was 5 percent lower than 2008, due to a $1.4 million business interruption insurance payment received in 2008 for a 2005 fire at Kahului Shopping Center, as well as the same factors cited for the quarter.

Operating profit for the first nine months of 2009, before subtracting amounts presented as discontinued operations, was 12 percent lower than 2008, in part due to the insurance payment cited previously. Excluding this payment, leasing operating profit was 8 percent lower than 2008, principally due to the factors cited for the quarter, as well as higher depreciation and amortization expenses and an increase in reserves for bad debt.

Real Estate Sales – Third quarter and first nine months of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Improved property sales	$8.3	$61.2	-86%
Development sales	2.3	7.1	-68%
Unimproved/other property sales	4.3	8.9	-52%
Total revenue	$14.9	$77.2	-81%
Operating profit before joint ventures	$3.2	$25.5	-87%
Earnings from joint ventures	0.3	0.3	--%
Total operating profit	$3.5	$25.8	-86%

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Improved property sales	$41.5	$73.3	-43%
Development sales	5.2	211.8	-98%
Unimproved/other property sales	14.7	10.7	37%
Total revenue	$61.4	$295.8	-79%
Operating profit before joint ventures	$18.2	$66.0	-72%
Earnings from joint ventures	0.5	10.3	-95%
Total operating profit	$18.7	$76.3	-75%

The composition of sales in the third quarter and nine months ended September 30, 2009 and 2008 are described below.

2009 Third Quarter: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $14.9 million, principally related to the sale of San Jose Avenue Warehouse, an industrial property in California, and the sale of two parcels on Maui.

2009 – Nine Months Ended September 30: Revenue for the first nine months of 2009, before subtracting amounts presented as discontinued operations, was $61.4 million and included the sale of San Jose Avenue Warehouse in California, Hawaii Business Park on Oahu, Southbank II office building in Arizona, five leased fee parcels in Kahului on Maui, six Keola La’i residential condominiums on Oahu, two Keala’ula single-family homes on Kauai and four non-core land parcels on Maui. Operating profit for the first nine months of 2009 also included joint venture income of $0.5 million, principally related to two joint ventures in Valencia, California.

2008 Third Quarter: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $77.2 million, and was principally due to the sales of Marina Shores Shopping Center in California and a 3.9-acre vacant commercial property in Kahului, Maui in September, as well as the sale of Boardwalk Shopping Center in Texas in August. Additionally, six residential units and one commercial space at the Company’s Keola La’i residential condominium project on Oahu, one home at the Company’s Keala’ula single-family residential project, and a land parcel on Maui closed during the quarter.

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

Real Estate Discontinued Operations – 2009 compared with 2008

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2009 and 2008 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, before tax)	2009	2008	2009	2008
Sales revenue	$10.0	$69.7	$51.5	$82.5
Leasing revenue	$0.2	$2.9	$2.3	$10.6
Sales operating profit	$3.8	$26.8	$22.2	$34.5
Leasing operating profit	$0.2	$1.6	$1.5	$6.1

2009: The revenue and expenses of Hawaii Business Park, an industrial property on Oahu, Southbank II, an office building in Arizona, San Jose Avenue Warehouse, an industrial property in California, and various parcels on Maui have been classified as discontinued operations.

2008: The revenue and expenses of land previously leased to a telecommunications tenant on Maui, a commercial leased fee parcel on Maui, a multi-tenant residential rental property, and two retail properties on the mainland have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2009 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Revenue and operating profit for the third quarter and the nine months ended September 30, 2008 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2008.

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

Agribusiness – Third quarter of 2009 compared with 2008

	Quarter Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$32.5	$37.5	-13%
Operating loss	$(13.8)	$(6.7)	-2	X
Operating profit margin	-42.5%	-17.9%
Tons sugar produced	53,700	50,500	6%

Agribusiness revenue for the third quarter of 2009 decreased $5.0 million, or 13 percent, compared with the third quarter of 2008. The decrease was primarily due to $5.3 million in lower power revenue, the result of lower power prices and sales volumes. Power prices, which decreased by more than 50 percent in the quarter compared to the prior year quarter, are determined by an avoided cost calculation for the public utilities in Hawaii, and have been negatively impacted by a reduction in fossil fuel costs.

Operating loss for the third quarter of 2009 increased $7.1 million compared with the third quarter of 2008. The increase was primarily due to a $6.0 million reduction in power sales margins, principally due to the factors resulting in reduced revenue cited above, and a $2.2 million reduction in sugar margins. Sugar margins are determined using estimates of full-year production costs and volumes. While full year costs for raw sugar are estimated to be below 2008 levels despite the significant increase in pension expense, sugar margins are well below 2008 levels due to lower forecasted 2009 production volumes resulting from severe drought conditions in 2007-2008. The high fixed-cost nature of the sugar cultivation and processing operations leads to disproportionate reductions in profitability when production volumes decline.

Agribusiness – First nine months of 2009 compared with 2008

	Nine Months Ended September 30,
(dollars in millions)	2009	2008	Change
Revenue	$79.4	$96.2	-17%
Operating loss	$(27.0)	$(6.8)	-4	X
Operating profit margin	-34.0%	-7.1%
Tons sugar produced	109,200	114,800	-5%

Agribusiness revenue for the first nine months of 2009 decreased $16.8 million, or 17 percent, compared with the first nine months of 2008. The decrease was primarily due to a $13.9 million reduction in power revenue, resulting from lower power prices and sales volumes, and a $5.5 million reduction in raw sugar revenue due to lower production volumes. The decrease in revenues was partially offset by a $2.5 million increase in specialty sugar revenue resulting from higher sales volumes. Power prices, which decreased by more than 50 percent in the first nine months of 2009 compared to the first nine months of 2008, are determined by an avoided cost calculation for the public utilities in Hawaii, and have been negatively impacted by both a reduction in fossil fuel costs and an unfavorable Hawaii Public Utilities Commission modification to the avoided cost formula.

Operating loss for the first nine months of 2009 increased $20.2 million compared with the first nine months of 2008. The increase was primarily due to a $15.5 million reduction in power sales margins and a $6.2 million reduction in sugar margins, due to the same reasons cited in the quarter.

Year-to-date sugar production was 5 percent lower in 2009 than in 2008 due principally to lower average yields per acre. The lower yields in 2009 were principally the result of severe drought conditions in 2007-2008.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows from operating activities totaled $78 million for the first nine months of 2009, compared with $202 million for the first nine months of 2008. This decrease was due principally to proceeds from the sale of 318 units at the Company’s Keola La’i residential condominium project in 2008 and lower 2009 Matson earnings, partially offset by lower real estate inventory development expenditures in 2009.

Cash flows used in investing activities totaled $8 million for the first nine months of 2009, compared with $140 million used in the first nine months of 2008. The decrease in cash flows used in investing activities for the first nine months of 2009 was due principally to $64 million in lower 2009 capital expenditures for real estate investments and ocean transportation assets, $24 million utilized in 2008 for the acquisition of PACAM, $19 million utilized for the purchase of short-term investments in 2008, and an $18 million decrease in 2009 related to investments in real estate joint ventures.

Capital expenditures for the first nine months of 2009 totaled $27 million compared with $91 million for the first nine months of 2008. Capital expenditures for the first nine months of 2009 included $12 million for real estate related acquisitions, development and property improvements, $11 million for the purchase of transportation-related assets, and $4 million related to agricultural operations. The $27 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2009 excludes $90 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. The 2008 expenditures included $51 million for real estate related acquisitions, development and property improvements, $29 million for the purchase of ocean transportation-related assets, and $11 million related to agricultural operations. The $91 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2008 excludes $23 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash flows used in financing activities were $73 million for the first nine months of 2009, compared with $69 million used in the first nine months of 2008. The increase in cash flows used in financing activities was principally due to a $33 million reduction in debt in 2009, compared with a $17 million increase in debt in 2008, $2 million in proceeds received for stock in 2008, partially offset by 2008 share repurchases, totaling $50 million, in the first quarter of 2008.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $221 million at September 30, 2009, an increase of $26 million from December 31, 2008. The increase was due primarily to a $20 million increase in receivable balances and $8 million in higher sugar and coffee inventories, partially offset by a $3 million decrease in cash and cash equivalents.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of September 30, 2009 was $471 million compared to $504 million at the end of 2008. As of September 30, 2009, available capacity under these facilities totaled $435 million.

Balance Sheet:  Working capital was $22 million at September 30, 2009, a decrease of $24 million from the consolidated balance at the end of 2008. The decrease in working capital was due primarily to the receipt of $23 million of expired Section 1031 exchange proceeds, a $13 million increase in accounts payable and accrued and other liability balances, a $9 million decrease in real estate held for sale, and a $3 million decrease in cash balances, partially offset by a $20 million increase in accounts receivable balances, a $10 million increase in inventories, and a $7 million increase in current portion of long-term debt.

Other assets decreased by $49 million, principally due to the reinvestment of tax-deferred 1031 proceeds into Activity Distribution Center in California and the Waipio Industrial Center in Honolulu.

Tax-Deferred Real Estate Exchanges:Sales – During the third quarter of 2009, $12 million of proceeds from the sales of the San Jose Avenue Warehouse, an industrial property in California, two parcels on Maui, and the proceeds from a note receivable related to a previous property sale, qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2008, $68 million of proceeds from the sales of Boardwalk Shopping Center, Marina Shores Shopping Center, a 3.9-acre vacant commercial property on Maui, and a parcel on Maui qualified for potential tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the third quarter of 2009, approximately $42 million of tax-deferred funds, including $2 million of reverse 1031 proceeds, were utilized to purchase Waipio Shopping Center, a retail property on Oahu, and Northpoint Properties, a two-building industrial property in California. During the third quarter of 2008, approximately $18 million of tax-deferred funds were utilized to purchase the Republic Distribution Center, a 313,000 square-foot logistics warehouse in Texas.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2009, there were approximately $6 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at September 30, 2009, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Business Outlook provides the Company’s views on current market conditions, its recent performance and its near-term prospects. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as described more fully on pages 17-26 of the Form 10-K in the Company’s 2008 Annual Report.

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and a corresponding measure of the Company’s performance is directly influenced by the fundamentals of the Hawaii economy.

Throughout the first three quarters of 2009, the Hawaii economy weakened as a result of macro-economic trends that have affected U.S. Mainland and international markets. The weakness in the Hawaii economy was driven by, and reflected in, significantly lower levels of construction activity; significantly lower occupancy levels at hotels; reduced visitor spending in the state; reduced consumer demand for automobiles and other “big-ticket” discretionary items; and reduction in real estate sales activity. The above factors will continue to negatively impact the Company’s operations, most notably in reduced residential real estate sales activity and lower levels of demand for cargo and auto transport.

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

In addition, the Company will incur approximately $5 million in non-cash pension expense in the fourth quarter of 2009, as a result of a previously reported decline in the market value of pension assets in the Company’s various defined benefit pension plans in 2008.

The Company continues to implement measures to: maintain its stable financial footing; reduce cost throughout its operations; optimize yields and revenues; improve operating margins and cash flow; and position its businesses for expected lower levels of economic activity. As a result, debt levels have been reduced by $33 million through the first nine months of the year, capital spending has been pared considerably, and the Company’s year-to-date cash flow after capital investments has exceeded the corresponding amount for the same period in 2008. Additionally, liquidity and debt capacity are ample.

Over the course of the next eighteen months, the Company expects to make several investments in leasing assets and in distressed and higher return real estate development projects, and will seek further expansion of its product and service offerings in its transportation businesses. The Company’s balance sheet and cash flow strength provide an opportunity to make investments to grow the Company’s various businesses and leverage core competencies.

Transportation: Matson’s 2009 third quarter operating and financial performance continues to improve in relation to earlier year performance, as the economic benefit of a series of cost reduction and network configuration initiatives are realized. Matson has been able to offset a portion of the volume-related earnings impact in its trade lanes through improved yields and better cargo mix, and by capturing efficiencies in its fleet and shore-side asset deployment. Matson’s vessel utilization has improved steadily throughout the year, which is an important driver of the improvement in its operating profit margin. Further significant reductions or modifications to the fleet deployment are not expected in 2009. At SSAT, the Company’s joint venture that operates terminals on the U.S. West Coast, previously expected benefits stemming from the addition of a large customer in the summer of 2009 began to materialize during the most recent quarter.

For the balance of 2009, and into the first half of 2010, the Company expects that container volume in Hawaii will begin to flatten. In Guam, the Company expects slight volume expansion in line with increased cargo movement related to a military redeployment. Rates in both of these markets are expected to remain stable. In China, lower demand and excess capacity led to a precipitous decline in rates for Trans-Pacific cargo movement during the first half of the year. Some rate recovery has since occurred, but volatility in volume and rates is expected to continue. Similarly, volume and operating profit at SSAT will continue to be impacted by reduced import volume from Asia until demand for imports improve.

In the third quarter of 2009, Matson Integrated Logistics continued to record lower volume and rate levels, as compared to prior year’s levels, in its Highway and Intermodal brokerages, reflective of the general economic contraction in the U.S. as well as disintermediation in its international intermodal business. This loss of Intermodal volume may diminish MIL’s earnings prospects in the future. Additionally, demand is expected to continue to be suppressed, albeit at higher levels than earlier in the year, as economic activity and general freight movement recovers over time. Some sequential volume improvement in the Company’s Highway brokerage was realized in the most recent quarter, and rate improvement may materialize in parallel with increased demand as the economy recovers. Warehousing and distribution revenue (volume) increased considerably during the quarter, primarily due to a 2008 acquisition and to ongoing incremental volume at the Company’s Savannah logistics facility. The Company will remain focused on organic growth opportunities and improving operating efficiencies in its core logistics businesses, and will seek to expand in new markets through strategic recruiting initiatives.

Real Estate: Sales of improved properties and land parcels have been strong in 2009, notwithstanding a challenging market environment. Property sales allow the Company to capture embedded value created through appreciation and by the Company’s property and asset management efforts, and proceeds are typically redeployed in assets offering higher appreciation potential through efficient, tax-deferred 1031 exchanges. Sales are expected to continue apace, but the timing, pricing and volume are difficult to forecast precisely and may be impacted by reduced capital availability for buyers and recession-impacted operating performance.

Conversely, these same factors should generate improved real estate acquisition opportunities for the Company. Over the course of the next year, the Company expects to make several investments in projects in Hawaii. The timing and scale of these investments, however, is not certain and will be dependent upon a number of factors, including, but not limited to, return and risk thresholds, underlying land valuations, and the availability of other capital investment opportunities.

The Company’s U.S. Mainland commercial property portfolio occupancy began to stabilize in the most recent quarter, while high average occupancy levels in its Hawaii portfolio (95 percent) have been maintained. Reduced occupancy levels in the Company’s U.S. Mainland holdings are primarily due to the addition of over 465,000 acquired and untenanted square feet at two logistics facilities and vacancies in two other industrial properties. Higher depreciation levels related to recent acquisition activity are also expected, which will modestly impact earnings in the future.

The Company had minimal sales of developed property in the third quarter of 2009, as primary and resort residential sales have dramatically declined from 2008 levels. The decreased sales activity generally mirrors the overall economic contraction and buyers’ reduced access to mortgage financing. Residential unit sales are expected to be minimal for the balance of 2009 and into 2010.

The Company regularly reviews its real estate portfolio for potential impairment to underlying asset valuation. In the fourth quarter of 2008, the Company recorded a $3 million impairment loss related to its investment in its Santa Barbara joint venture project. Protracted weakness in the real estate sector or difficulty in obtaining or renewing project-level financing may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to impairment charges in the future.

Throughout 2009, the Company has modified the timing and scope of select development projects and has continued to pursue entitlement, design and permitting at key projects. These efforts are expected to improve near-term financial performance through cost and capital deferral, while positioning the Company to meet expected demand as real estate markets recover over time.

Agribusiness: In the third quarter of 2009, the Company’s Agribusiness operations generated a sizeable loss attributable to reduced power sales, low sugar yields and non-cash pension expenses. Power revenue has been impacted by lower rates, stemming from lower crude oil prices and from a mid-2008 public utility commission ruling that modified the avoided cost formula, and by lower volume. Low sugar yields are primarily the result of the severe 2007-2008 drought. The Company expects that fourth quarter losses will be considerably lower than second and third quarter losses as a result of lower sugar sales due to the completion of the annual harvest in late October. It is also expected that losses will moderate significantly in 2010, primarily due to improved sugar pricing and forecasted higher production levels.

The Company’s Hawaiian Commercial & Sugar Company division and Gay & Robinson (“G&R”) are members in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides marketing and transportation services to its members. In the third quarter of 2009, G&R announced that it would cease the production of sugar in the fourth quarter of 2009. As a result, G&R’s membership in the cooperative will terminate in the fourth quarter of 2009. Since the Company will be the sole member in HS&TC upon G&R’s withdrawal, the Company will consolidate HS&TC beginning in the fourth quarter of 2009. The Company is currently finalizing the effect of consolidating HS&TC.

A comprehensive review of the Company’s sugar operations is underway. While improved sugar prices and production levels will influence near term decisions by the Company, a final determination of the future of these operations will be highly dependent on critical rulings by the State of Hawaii Commission on Water Resource Management on water allocations for both the West Maui and East Maui water systems, where favorable water rulings are essential to the long-term viability of the plantation. Resolution of the water cases is expected in late 2009 or early 2010.

The Company utilizes two primary sources of periodic economic forecasts for the state of Hawaii: the University of Hawaii Economic Research Organization and the State’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

Dividends:  On October 22, 2009, the Company’s Board of Directors announced a fourth-quarter 2009 dividend of $0.315 per share, payable on December 3, 2009 to shareholders of record as of the close of business on November 5, 2009.

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

Officer and Management Changes:  The following management changes occurred between July 1, 2009 and October 29, 2009.

The A&B Board of Directors has appointed A&B President Stanley M. Kuriyama to the position of chief executive officer, effective January 1, 2010, succeeding Chairman and Chief Executive Officer W. Allen Doane, who will retire after 11 years as CEO. Kuriyama also has been named to serve on the A&B board of directors, effective January 1, 2010. Doane will continue to serve A&B as a director, and current Lead Independent Director Walter A. Dods, Jr. will become chairman of the A&B board, also effective January 1, 2010.

James S. Andrasick, chairman of the board of Matson Navigation Company, Inc., retired effective August 31, 2009. Mr. Kuriyama was appointed chairman of the board of Matson effective September 1, 2009.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In connection with the complaint filed by the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center (the “Mokihana case”), the U.S. District Court for the Eastern District of Virginia had previously vacated its preliminary order granting summary judgment to the plaintiffs in the Mokihana case, and suspended the matter pending the outcome of an appeal to the United States Court of Appeals for the Fourth Circuit in a case referred to by the District Court as the Seabulk Trader case.  The judge stated that the Fourth Circuit’s review of the major component test in the Seabulk Trader case could be a potentially dispositive issue in the Mokihana case.  Such case was decided in favor of the plaintiffs by another judge in the same District Court and is reported at 551 F.Supp.2d 447. Matson filed an amicus brief in support of the Coast Guard’s decision in the Seabulk Trader case. On August 21, 2009, the Fourth Circuit issued a decision in the Seabulk Trader case, reversing the District Court’s judgment. The Fourth Circuit found that the Coast Guard’s interpretation of the major component test was persuasive. The Fourth Circuit decision is reported at 2009 U.S. App. LEXIS 18867. On October 20, 2009, the judge in the Mokihana case ordered the parties to submit briefs addressing the effect of the Fourth Circuit's decision on the issues currently pending in the Mokihana case. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic carrier operating in the Hawaii and Guam trades.  On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint.  The court granted plaintiffs leave to amend the complaint within thirty days to allege claims consistent with the court's Order.  The court subsequently extended plaintiffs’ time to file an amended complaint to May 10, 2010.  If the plaintiffs file an amended complaint, the Company and Matson will continue to vigorously defend themselves in this lawsuit. The Company, at this time, is unable to predict the outcome of the lawsuit or the financial impact, if any, of this lawsuit.

ITEM 6.  EXHIBITS

10.b.1.(xlv)  Amendment No. 1 to the A&B Excess Benefits Plan, effective as of January 1, 2008.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: October 29, 2009	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: October 29, 2009	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.b.1.(xlv)  Amendment No. 1 to the A&B Excess Benefits Plan, effective as of January 1, 2008.

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