Form 10-K
period 2009-12-31
ALEXANDER & BALDWIN INC
filed 2010-02-26
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None

Number of shares of Common Stock outstanding at February 11, 2010:
41,071,571

Aggregate market value of Common Stock held by non-affiliates at June 30, 2009:
$937,803,905

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File  required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement dated March 11, 2010 (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	104

A.	Directors	104

B.	Executive Officers	104

C.	Corporate Governance	105

D.	Code of Ethics	105

Item 11.	Executive Compensation	105

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	105

Item 13.	Certain Relationships and Related Transactions, and Director Independence	105

Item 14.	Principal Accounting Fees and Services	105

PART IV

Item 15.	Exhibits and Financial Statement Schedules	106

A.	Financial Statements	106

B.	Financial Statement Schedules	106

C.	Exhibits Required by Item 601 of Regulation S-K	106

Signatures		115

Consent of Independent Registered Public Accounting Firm		117

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2009

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

C.
Agribusiness - growing sugar cane and coffee in Hawaii; producing bulk raw sugar, specialty food-grade sugars, molasses, green coffee and roasted coffee; marketing and distributing green coffee, roasted coffee and specialty food-grade sugars; generating and selling, to the extent not used in A&B’s operations, electricity; and providing general trucking services in Hawaii, including sugar and molasses hauling, and mobile equipment maintenance and repair services.

For information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2009, see Note 13 (“Industry Segments”) to A&B’s financial statements in Item 8 of Part II below.

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

As a complement to its fleet, Matson owns approximately 23,500 containers, 14,300 container chassis and generators, 900 auto-frames and miscellaneous other equipment.  Capital expenditures incurred by Matson in 2009 for vessels, equipment and systems totaled approximately $10 million.

(3)           Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu.  Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 335,400 lifts in 2009 (compared with 373,900 lifts in 2008).  The number of lifts decreased primarily due to the further softening of the construction and tourism industries in 2009.  The terminal can accommodate three vessels at one time.  Matson Terminals’ lease with the State of Hawaii runs through September 2016.  Matson Terminals also provides container stevedoring and other terminal services to Matson and for other vessels operators on the islands of Hawaii, Maui and Kauai.  Capital expenditures incurred by Matson Terminals in 2009 for terminals and equipment totaled approximately $2 million.

SSA Terminals, LLC (“SSAT”), a joint venture of Matson Ventures, Inc., a wholly-owned subsidiary of Matson, and SSA Ventures, Inc. (“SSA”), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company (“MSC”), Hapag Lloyd, OOCL, NYK Line and Maersk.  SSAT operates six terminals:  two in Seattle, one of which is operated by SSA Terminals (Seattle), LLC, a joint venture with China Shipping Terminals (USA) LLC (“China Shipping”) where ownership is split SSAT 66.7% and China Shipping 33.3%, two in Oakland, one of which is operated by SSA Terminals (Oakland), LLC, a joint venture with NYK Terminals (Oakland), Inc. (“NYK”) where ownership is split SSAT 80% and NYK 20%, and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC, a joint venture with ownership divided equally between SSAT and Terminal Investment Limited, an affiliate of MSC.

(4)           Logistics and Other Services

Matson Integrated Logistics, Inc. (“Matson Integrated Logistics”), a wholly-owned subsidiary of Matson, is a transportation intermediary that provides rail, highway, air and other third-party logistics services for North American customers and international ocean carrier customers, including Matson.  Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers.  Matson Integrated Logistics is headquartered in Concord, California, operates six regional operating centers, has sales offices in over 40 cities nationwide, and operates through a network of agents throughout the U.S. Mainland.

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

Matson vessels are operated on schedules that make available to shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three to four sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 160 sailings per year, which is greater than all of its domestic ocean competitors combined.  One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two to three per week with the potential for additional sailings.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

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

MATSON NAVIGATION COMPANY, INC.
OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers						Vehicles		Molasses
	Official	Year		Speed	Deadweight					Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	20’	24’	40’	45’	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	107	--	1,069	--	300	2,245	--	--	--
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	146	--	924	--	342	1,994	1,323	38	--
MANULANI	1168529	2005	712’ 0”	23.0	29,517	4	--	1,040	128	284	2,372	--	--	--
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	150	--	1,494	--	408	3,138	--	--	--
MANOA	651627	1982	860’ 2”	23.0	30,187	150	--	1,494	--	408	3,138	--	--	3,000
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	424	--	984	--	328	1,992	--	--	--

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	--	202	706	--	270	1,654	44	--	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	74	128	708	--	270	1,644	--	--	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	36	45	789	26	258	1,727	450	85	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	6	--	777	38	246	1,646	761	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	296	--	861	--	188	2,018	--	--	--

Barges
WAIALEALE (2)	978516	1991	345’ 0”	--	5,621	--	--	--	--	36	--	230	45	--
MAUNA KEA (3)	933804	1988	372’ 0”	--	6,837	--	276	24	--	70	379	--	--	--
MAUNA LOA (3)	676973	1984	350’ 0”	--	4,658	24	24	132	8	78	335	--	--	2,100
HALEAKALA (3)	676972	1984	350’ 0”	--	4,658	24	24	132	8	78	335	--	--	2,100

______________________________________________________

(1)	“Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Roll-on/Roll-off Barge.
(3)	Container Barge.

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

Matson has operated its China Long Beach Express Service since February 2006.  Matson provides weekly containership service between the ports of Xiamen, Ningbo and Shanghai and the port of Long Beach.  Enroute to China, the ships stop at Honolulu, then Guam, carrying cargo destined to those areas.  From Honolulu, connecting service is provided to other ports in Hawaii.  From Guam, connecting service is provided to other Pacific islands.  The ships then continue from Guam to the ports of Xiamen, added in 2009, Ningbo and Shanghai, and return directly to Long Beach.  Major competitors in the China Service include well-known international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai and NYK Line.  Matson competes by offering the fastest and most reliable freight availability from Shanghai to Long Beach, providing fixed Sunday arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient U.S. flag ships and providing state-of-the-art technology and world-class customer service.  Matson operates offices in Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in those locations.

Matson Integrated Logistics competes with thousands of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and areas of service. At a national level, Matson Integrated Logistics competes most directly with C.H. Robinson Worldwide and the Hub Group. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions. Additionally, while Matson Integrated Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

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

(7)           Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”).  Matson raised its rates in its Hawaii service, effective January 4, 2009, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $175 per westbound container and $90 per eastbound container.  Matson raised its rates in its Guam service, effective February 1, 2009, by $120 per westbound and eastbound container and its terminal handling charges by $175 per westbound and eastbound container.  Increases in bunker fuel prices and other energy-related costs caused Matson to raise its fuel-related surcharge from 15 percent to 16.5 percent in its Hawaii service and from 16.5 percent to 18 percent in its Guam service, effective May 24, 2009; to 20 percent in its Hawaii service and to 21.5 percent in its Guam service, effective June 21, 2009; to 28 percent in its Hawaii service and to 29.5 percent in its Guam service, effective July 5, 2009.  As a result of subsequent declines in bunker fuel prices, Matson decreased its fuel-related surcharge to 24 percent in its Hawaii service and to 25.5 percent in its Guam service, effective October 4, 2009.  Matson raised its rates in its Hawaii service, effective January 3, 2010, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $125 per westbound container and $60 per eastbound container.  Matson raised its rates in its Guam service, effective January 31, 2010, by $120 per westbound and eastbound container and its West Coast terminal handling charge by $125 for westbound and eastbound containers.  As a result of increasing bunker fuel prices and other fuel-related costs since its last fuel surcharge adjustment, Matson increased its fuel-related surcharge to 27.5 percent in its Hawaii service and to 29.0 percent in its Guam service, effective February 7, 2010.  Matson’s China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  No such zone of reasonableness applies under FMC regulation.

B.           Real Estate

(1)           General

As of December 31, 2009, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 88,925 acres, consisting of approximately 88,475 acres in Hawaii and approximately 450 acres on the U.S. Mainland, as follows:

Location	No. of Acres

Maui	67,940
Kauai	20,495
Oahu	40
TOTAL HAWAII	88,475

California	118
Texas	164
Georgia	63
Utah	35
Arizona	19
Nevada	21
Colorado	17
Washington	13
TOTAL MAINLAND	450

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes.  A portion of these lands is used or planned for development or other urban uses.  An additional 2,915 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in the tables.  The tables do not include acreage under joint venture development.

Current Use	No. of Acres

Hawaii
Fully entitled Urban (defined below)	725
Agricultural, pasture and miscellaneous	58,550
Watershed/conservation	29,200

U.S. Mainland
Fully entitled Urban	450
TOTAL	88,925

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

A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use.  A&B designates a parcel as “fully entitled” or “fully zoned” when all of the above-mentioned land use approvals described above have been obtained.

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

From 2004 to 2007, A&B sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and four bulk parcels:  MF-4 (10.5 acres), MF-15 (9.4 acres), MF-5 (8.4 acres) and MF-9 (30.2 acres), a three-acre business parcel within the 10.4-acre MF-11 parcel and a 4.6-acre portion of the 15.6-acre B I & II parcel.  The joint venture development of Kai Malu on the 25-acre MF-8 parcel is described below.  Construction was completed on 12 single-family lots at MF-11 (7.4 net acres) and nine half-acre estate lots at MF-19 (6.7 acres) in 2008 and 2009, respectively.  The economic downturn has adversely affected Maui’s resort market in a significant manner, as reflected in no closings at A&B’s projects in 2009.  However, in anticipation of future market recovery, A&B continues its planning, design and permitting activities, including the 13-acre MF-7 parcel, planned for 75 multi-family units; the 13-acre SF-8 parcel, to meet affordable housing requirements for various Wailea projects; and the 13.7-acre MF-10 parcel, planned for a 65,000-square-foot commercial center, nine single-family lots fronting the Blue Course, and a 36-unit condominium project.

(b)           Kai Malu at Wailea.  In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit.  Sales commenced in 2006, with 135 units closed as of December 31, 2008 and no closings in 2009.  One unit closed in February 2010 and six of the remaining 14 units have been leased.

(c)           Haliimaile Subdivision.  A&B’s application to rezone 63 acres and amend the community plan for the development of a 150- to 200-lot residential subdivision in Haliimaile (Upcountry, Maui) was approved by the Maui County Council in September 2005.  In 2006, onsite infrastructure design work was submitted to County agencies, but design approval has been deferred until an acceptable water source can be confirmed.  A&B continues to work with the County and is also evaluating the feasibility of a private water system to serve this project and other lands in the vicinity.

(d)           Kane Street Development.  Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului.  Construction plans continue to be processed with the County, but the timing of development will require improved market conditions.

(e)           Kahului Town Center.  The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units, as well as approximately 240,000 square feet of retail/office space.  In 2008, construction plans for offsite and onsite civil improvements and Phase I vertical improvements (86,000 square feet of commercial space) were submitted to the County.  In April  2009, condominium public reports were approved for the initial phase of development.  Based on limited market demand, the timing of this project has been delayed.  Work continues on securing permits and approvals to position this project for development when market conditions improve.

Kauai:

(f)           Kukui`ula.  In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units.  In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements.  In May 2009, A&B entered into an amended agreement with DMBC to increase A&B’s ownership participation in Kukui`ula in exchange for more favorable participation in rights to future cash and profit distributions, while DMBC’s future contributions would be limited to $35 million.  Construction is now complete on the project’s two major roadways, subdivision improvements for parcels Y (88 lots), M1/M4 (35 lots) and M2/M3 (55 lots).  The first eight holes of the golf course, driving range and putting green are complete.  Construction of 83,200 square feet of the project’s commercial center, Kukui`ula Village, was completed, and the center opened for business in August 2009.  Construction of the community clubhouse, spa and golf clubhouse commenced in September 2008, October  2009 and December 2009, respectively.  The entire golf course and all of the other aforementioned amenities are expected to be substantially completed by the end of 2010.  A total of 80 lots had closed as of December 31, 2008, with no closings in 2009.  Marketing efforts are expected to resume in the second half of 2010 as the project’s amenities near completion.  The capital contributed by A&B to the joint venture, including the value of land initially contributed, was $138 million as of December 31, 2009.  DMBC has contributed $161 million, which includes $15 million of its amended $35 million future contribution limit.

(g)           Port Allen.  This project covers 17 acres in Port Allen, and is planned for 75 condominium units and 58 single-family homes.  In 2008, construction was completed on the 58 homes, and the remaining two homes closed in 2009.  The construction of the condominium units has been deferred pending market recovery.

Oahu:

(h)           Keola La`i.  In 2008, A&B completed construction of a 42-story condominium project near downtown Honolulu, consisting of 352 residential units, averaging 970 square feet, and four commercial units, with 337 residential units and two commercial units closed to date.  Sales activity slowed in 2009 due to market conditions, with seven closings in 2009. One unit closed in February 2010 and 11 of the remaining 14 units have been leased.

(i)           Waiawa.  In August 2006, A&B entered into a joint venture agreement with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu.  Although the master development agreement for the Waiawa lands between Kamehameha Schools and Gentry was terminated, the A&B/Gentry venture has fee simple ownership of, or the right to acquire at no cost, approximately 58 acres of developable land, in addition to 125 acres of gulch land required for the major project land bridge and road leading to the project.  The venture and A&B will continue to evaluate their options for the development of this master-planned community.

Big Island of Hawaii:

(j)           Ka Milo at Mauna Lani.  In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii.  The project was originally planned for 37 single-family units and 100 duplex townhomes.  A total of 27 units were constructed in 2007 and 2008 and, as of year-end 2009, 20 units had closed, with eight closings in 2009, plus one closing in February 2010.  In December 2009, the project’s construction loan, with a year-end balance of $15.8 million, matured (for further information, see Note 12 (“Commitments, Guarantees and Contingencies”) to A&B’s financial statements in Item 8 of Part II below).  The venture is negotiating with the lender to refinance the loan.  Due to market conditions, the Company recorded an impairment loss of approximately $2.5 million in December 2009.  A new business plan is being evaluated by the venture for the future construction of the remaining units.

U.S. Mainland:

(k)           Santa Barbara Ranch.  In November 2007, A&B entered into a joint venture with Vintage Communities, LLC, a residential developer headquartered in Newport Beach, California, for the planned development of a 1,040-acre exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara.  In 2008, due to worsening economic conditions, A&B suspended further investment in the project and recognized a $3.0 million impairment.  A&B continues to evaluate alternatives to maximize the value of venture assets that served as collateral for the repayment of A&B’s investment.

(4)           Commercial Properties

An important source of property revenue is the lease rental income A&B receives from its portfolio of commercial income properties, consisting of approximately 8.3 million leasable square feet of commercial building space as of December 31, 2009.

(a)           Hawaii Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.3 million square feet of leasable space as of December 31, 2009.  Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on Kauai.  The average occupancy for the Hawaii portfolio was 95 percent in 2009, versus 98 percent in 2008.  In 2009, A&B sold the 130,600-square-foot Pacific Guardian Tower office building, 85,200-square-foot Hawaii Business Park industrial facility on Oahu and several leased fee parcels on Maui.  Also in 2009, A&B acquired two properties on Oahu—the 158,400-square-foot Waipio Industrial property and 113,800-square-foot Waipio Shopping Center.  A&B’s joint venture with DMB Kukui’ula Village LLC completed construction on the 83,600-square-foot Kukui`ula Village commercial center, which opened for business in August 2009.  Joint venture developments are not included in the following table.  A&B sold the 180,300-square-foot Mililani Shopping Center on Oahu and the 14,800 square-foot building Kele Center on Maui in January and February 2010, respectively.

The primary Hawaii commercial properties owned as of year-end 2009 are as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Maui Mall	Kahului, Maui	Retail	186,300
Mililani Shopping Center	Mililani, Oahu	Retail	180,300
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	127,500
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Warehouse	Kahului, Maui	Industrial	104,100
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,600
Wakea Business Center II	Kahului, Maui	Industrial/Retail	61,500
Kunia Shopping Center	Waipahu, Oahu	Retail	60,600
Kahului Office Building	Kahului, Maui	Office	57,700
Kahului Office Center	Kahului, Maui	Office	32,900
Apex Building	Kahului, Maui	Retail	28,100
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Kahului Shopping Center	Kahului, Maui	Retail	18,600
Maui Clinic Building	Kahului, Maui	Office	16,600
Kele Center	Kahului, Maui	Retail	14,800
Lono Center	Kahului, Maui	Office	13,100

Maui Business Park II.  In 2008, A&B received final zoning approval for 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial.  The zoning change approval is subject to various conditions, such as providing land for affordable housing and a wastewater treatment plant.  In 2008, design and engineering of the infrastructure commenced and subdivision applications were filed with the County.  In 2009, the County granted preliminary approval of several subdivision applications, preliminary design of project infrastructure was completed, and construction drawings for a water system were submitted for approvals.  Construction plan and subdivision approvals are anticipated for portions of the project in 2010.

(b)           U.S. Mainland Properties

On the U.S. Mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031.  In 2009, A&B completed the sales of the 120,800 square-foot Southbank II office building in Phoenix, Arizona, the 126,000 square-foot San Jose Avenue Warehouse in City of Industry, California and the 104,600 square-foot Village at Indian Wells retail center in Indian Wells, California.  In February 2009, A&B transferred Savannah Logistics Park Building B (324,800 square feet) from development to its leased portfolio, for a combined 1.0-million-square-foot logistics/industrial facility in Savannah, Georgia.  In 2009, A&B acquired Activity Distribution Center, a 252,300-square-foot industrial facility in San Diego, California, Northpoint Properties, a 119,400-square-foot industrial property in Fullerton, California, and Firestone Avenue Building, a 28,100 square-foot flex-office building in La Mirada, California.  In January 2010, A&B completed the acquisition of the 216,400-square-foot Meadows on the Parkway Shopping Center in Boulder, Colorado.

As of year-end 2009, A&B’s mainland portfolio included 7.0 million square feet of leasable area, as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Heritage Business Park	Dallas, TX	Industrial	1,316,400
Savannah Logistics Park	Savannah, GA	Industrial	1,035,700
Ontario Distribution Center	Ontario, CA	Industrial	898,400
Midstate 99 Distribution Center	Visalia, CA	Industrial	790,400
Sparks Business Center	Sparks, NV	Industrial	396,100
Republic Distribution Center	Pasadena, TX	Industrial	312,500
Activity Distribution Center	San Diego, CA	Industrial	252,300
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Valley Freeway Corporate Park	Kent, WA	Industrial	228,200
1800 and 1820 Preston Park	Plano, TX	Office	198,600
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,200
San Pedro Plaza	San Antonio, TX	Office/Retail	171,900
2868 Prospect Park	Sacramento, CA	Office	162,900
Concorde Commerce Center	Phoenix, AZ	Office	140,700
Arbor Park Shopping Center	San Antonio, TX	Retail	139,500
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Northpoint Properties	Fullerton, CA	Industrial	119,400
Broadlands Marketplace	Broomfield, CO	Retail	103,900
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,000
Firestone Avenue Building	La Mirada, CA	Office	28,100

A&B’s mainland commercial properties’ occupancy rate decreased to 85 percent in 2009, compared to 95 percent in 2008, reflecting the difficult leasing environment in certain mainland markets as well as the placement of Savannah Logistics Park Building B into service in March 2009.

A&B’s mainland joint venture commercial developments are summarized below:

              (i)Crossroads Plaza.  In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California.  The property was acquired in August 2004.  The sale of a pad site building closed in 2007, and construction of the center was completed in 2008.  The property was 85 percent occupied as of year-end 2009.

              (ii)Centre Pointe Marketplace.  In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC for the development of a 105,700-square-foot retail center on a 10.2-acre parcel in Valencia, California.  The sale of several pad site buildings closed in 2007. Vertical construction was substantially completed in 2008, with five of seven buildings closed in 2008, one building closed in 2009, and the remaining building expected to be sold in 2010.

              (iii)Bridgeport Marketplace.  In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8-acre parcel in Valencia, California.  The parcel was subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel sold to a church in 2007, and a 15.5-acre parcel for the development of a 127,000-square-foot retail center. Construction of the center was completed in 2009 and is 95 percent leased.

              (iv)Bakersfield.  In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California.  The parcel was acquired in November 2006.  Development plans remain on hold due to current economic conditions.

              (v)Palmdale Trade & Commerce Center.  In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia.  The parcel was contributed to the venture in 2008.  Development plans remain on hold due to current market conditions.

C.           Agribusiness

(1)           Production

A&B has been engaged in the production of cane sugar in Hawaii since 1870, and the production of coffee in Hawaii since 1987.  A&B’s current agribusiness and related operations consist of:  (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) a coffee plantation on the island of Kauai, operated by its Kauai Coffee Company, Inc. (“Kauai Coffee”) subsidiary, and (3) its Kahului Trucking & Storage, Inc. (“KT&S”) and Kauai Commercial Company, Incorporated (“KCC”) subsidiaries, which provide several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai.

HC&S is Hawaii’s largest producer of raw sugar, producing approximately 126,800 tons of raw sugar in 2009, or about 72 percent of the raw sugar produced in Hawaii for the year (compared with 145,200 tons, or about 75 percent, in 2008).  The primary reason for the decline in sugar production was the unprecedented drought conditions affecting the island of Maui in 2007 and 2008.  In 2008, HC&S had the lowest East Maui water deliveries on record since A&B first began recording deliveries in 1925, and 2007-2008 marked two consecutive years of the lowest rainfall recorded.  The two-year crop harvested in 2009 suffered from lack of water throughout its lifecycle, which significantly reduced crop yields.  HC&S harvested 15,028 acres of sugar cane in 2009 (compared with 16,961 in 2008).  This reduction in harvest acres was designed to improve future-year yields by increasing the average age of the crop.  Yields averaged 8.4 tons of sugar per acre in 2009 (compared with 8.6 in 2008).  As a by-product of sugar production, HC&S also produced approximately 41,700 tons of molasses in 2009 (compared with 52,200 in 2008).

In 2009, approximately 34,300 tons of sugar (compared with 27,500 tons in 2008) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.  A multi-phase expansion of the production facilities for these sugars was completed in early 2008, with the ramp up of volumes continuing in 2009.

During 2009, Kauai Coffee had approximately 3,000 acres of coffee trees under cultivation.  The 2009 harvest yielded approximately 2.6 million pounds of green coffee, compared with 3.0 million pounds in 2008.  The preliminary mix of green coffee indicates an average quality distribution for the crop.

HC&S and McBryde Sugar Company, Limited (“McBryde”), a subsidiary of A&B and the parent company of Kauai Coffee, produce electricity for internal use and for sale to the local electric utility companies.  HC&S’s power is produced by burning bagasse (the residual fiber of the sugar cane plant), by hydroelectric power generation and, when necessary, by burning fossil fuels.  McBryde produces power solely by hydroelectric generation.  The price for the power sold by HC&S and McBryde is equal to the utility companies’ “avoided cost” of not producing such power themselves.  In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility.  See “Energy” below for power production and sales data.

(2)           Marketing of Sugar and Coffee

Approximately 73 percent of the bulk raw sugar produced by HC&S in 2009 was purchased by C&H Sugar Company, Inc. (“C&H”).  C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States.

The remaining 27 percent of the raw sugar was used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels.  HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” product line.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a sugar grower cooperative in Hawaii (of which HC&S currently is the only member), has a supply contract with C&H ending in December 2012.  This supply contract, entered into in October 2009, replaced a prior contract that was due to expire on December 31, 2009.  Pursuant to the supply contract, the cooperative sells raw sugar to C&H at a price equal to the New York No. 16 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring.  This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Hawaii sugar growers, including HC&S.  Throughout most of 2009, HS&TC consisted of two members, HC&S and the Gay & Robinson plantation on Kauai (“G&R”).  In November 2009, G&R ceased operations and its membership in the cooperative ended concurrently.  Various implications of G&R’s withdrawal from the cooperative are discussed in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operation”) of Part II below.

Most of Kauai Coffee’s crop is being marketed on the U.S. Mainland as green bean coffee.  In addition to the sale of green bean coffee, Kauai Coffee produces and sells roasted, packaged coffee under the Kauai Coffee® trademark.  Kauai Coffee’s customers include specialty and commodity brokers, hotels, and large regional roasters.

(3)           Sugar Competition and Legislation

Hawaii sugar growers have traditionally produced more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the U.S. Mainland market.  Hawaiian refined sugar is marketed primarily west of Chicago.  This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States that produces more sugar than it consumes.  Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

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

The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers.  A loan rate (support price) of 18.25 cents per pound (“c/lb”) for raw cane sugar is in effect for the 2009 crop. The loan rate increases to 18.50 c/lb for the 2010 crop and to 18.75 c/lb for the 2012 and 2013 crops (the last year of the bill). The U.S. rates are adjusted by region to reflect the cost of transportation. The 2009 crop loan rate in Hawaii is 15.88 c/lb.

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

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994.  This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico.  Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated.  In addition, many tariffs were eliminated immediately or phased out.  Starting in 2008, Mexico can ship an unlimited quantity of sugar duty-free to the U.S. each year.

U.S. raw sugar prices remained relatively stable and flat for over thirty years.  The full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets, increased price volatility.  In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs.  A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 14 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):

 (4)           Coffee Competition and Prices

Kauai Coffee competes with coffee growers located worldwide, including in Hawaii. The market for specialty coffee in the United States is highly competitive. Relative to other Hawaii growers, Kauai Coffee produces a large amount of green coffee beans each year, with its crop divided among specialty, midrange and commodity grades. It has been successful at selling its specialty and midgrade coffees at a premium to world commodity market prices. Kauai Coffee sells its specialty and midgrade green beans primarily to long-term, repeat customers, though there is strong competition and pricing and other terms are subject to annual renegotiations. These grades are also utilized in Kauai Coffee’s wholesale and direct retail roasted programs. Kauai Coffee also produces commodity-grade green beans, whose prices are more closely tied to world commodity market prices.

Kauai Coffee’s green bean coffee total production volume, volume by grade and unit costs vary each year depending upon growing and harvesting conditions. The unit cost per pound impacts the profitability of green bean sales as well as the cost of goods for Kauai Coffee’s wholesale roasted and retail programs.

(5)           Land Designations and Water

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

The Hawaii Legislature, in 2005, passed Important Agricultural Lands (“IAL”) legislation to fulfill the State constitutional mandate to protect agricultural lands, promote diversified agriculture, increase the State’s agricultural self-sufficiency, and assure the availability of agriculturally suitable lands.  In 2008, the Legislature passed a package of incentives, which is necessary to trigger the IAL system of land designation.  In 2009, A&B received approval from the State Land Use Commission for the designation of over 27,000 acres on Maui and over 3,700 acres on Kauai as IAL.  These designations were the result of voluntary petitions filed by A&B.

It is crucial for HC&S and Kauai Coffee to have access to reliable sources of water supply and efficient irrigation systems.  A&B’s plantations conserve water by using “drip” irrigation systems that distribute water to the roots through small holes in plastic tubes.  All but a small area of the cultivated cane land farmed by HC&S is drip irrigated.  All of Kauai Coffee’s fields are drip irrigated.

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years have supplied approximately two-thirds of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis.  A&B also holds rights to an irrigation system in West Maui, which provides approximately one-sixth of the irrigation water used by HC&S.  For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.

D.           Employees and Labor Relations

As of December 31, 2009, A&B and its subsidiaries had approximately 2,110 regular full-time employees.  About 924 regular full-time employees were engaged in the agribusiness segment, 1,076 were engaged in the transportation segment, 44 were engaged in the real estate segment, and the remaining were in administration.  Approximately 49 percent were covered by collective bargaining agreements with unions.

At December 31, 2009, the active Matson fleet employed seagoing personnel in 196 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.  Approximately 24 percent of Matson’s regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

Historically, collective bargaining with longshore and seagoing unions has been complex and difficult.  However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s agreements with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2008 through June 2013 without service interruption.  Contracts that Matson has with the American Radio Association were renewed in mid-2009 through August 15, 2013 after a one-day job action in the Port of Seattle.  Contracts that Matson has with the Masters, Mates & Pilots (“MM&P”) and the Marine Engineers Beneficial Association (“MEBA”) for ships built prior to 2003 were renewed in mid-2009 through August 15, 2013.  Contracts that Matson has with MM&P and the MEBA for ships built after 2003 expire on August 15, 2013 and include provisions for a wage reopener, which was negotiated in mid-2009 to cover the remaining contract period.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports.  Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A new six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, was negotiated in 2008 without significant disruption and will expire on July 1, 2014.  Matson Terminals provides stevedoring and terminal services to Matson and other vessel operators calling at Honolulu and on the islands of Hawaii, Maui and Kauai.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  The ILWU contracts in Hawaii expired on June 30, 2008 and Matson has signed new six-year agreements with each of the ILWU units.  The new contracts will expire on June 30, 2014.

During 2009, Matson maintained its collective bargaining agreement with ILWU clerical workers at Honolulu and Oakland, which are in effect through June 2014.  The bargaining agreement with ILWU clerical workers in Long Beach will be negotiated during 2010 as it will expire in June 2010.

During 2009, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  In the event that any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees.  For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 9 (“Employee Benefit Plans”) to A&B’s financial statements in Item 8 of Part II below.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU.  The agreements with the HC&S production unit employees and clerical bargaining unit employees covering approximately 640 workers, expired on January 31, 2010, were extended through February 2010, and are being renegotiated. The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU.  The bulk sugar employees agreement expires on June 30, 2014, and the agreement with all other employees expires on March 31, 2010, with renegotiations expected to begin in spring of 2010.  There are two collective bargaining agreements with KCC employees represented by the ILWU.  These agreements expire on April 30, 2010, with renegotiations expected to begin in spring of 2010.  There is a collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee.  This contract was renegotiated and will expire on January 31, 2011.

E.           Energy

Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2009, Matson vessels purchased approximately 1.8 million barrels of residual fuel oil (compared with 2.0 million barrels in 2008).

Residual fuel oil prices paid by Matson in 2009 started at $44.50 per barrel and ended the year at $78.62.  The low for the year was the price of $35.69 per barrel in April, the high was the price of $105.55 in June.  Sufficient fuel for Matson’s requirements is expected to be available in 2010.

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations.  In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced.  HC&S also generates a limited amount of hydroelectric power.  To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity.  In 2009, HC&S produced and sold, respectively, approximately 188,000 MWH and 72,800 MWH of electric power (compared with 211,000 MWH produced and 91,300 MWH sold in 2008). The decrease in power sold was due to increased power used for irrigation pumps to improve soil moisture levels and yields, and also to a mechanical failure in the HC&S power plant that reduced production capacity.  HC&S’s use of oil in 2009 of 28,800 barrels was 8 percent greater than the 26,600 barrels used in 2008.  The increase was due to additional supplies of low-cost, recycled motor and vegetable oils.  Coal used for power generation was 89,300 short tons, about 7,100 tons less than that used in 2008.  Less coal was required primarily because of the reduced volume of power production and sales, as mentioned above.

In 2009, McBryde produced approximately 30,800 MWH of hydroelectric power (compared with approximately 32,000 MWH in 2008).  To the extent it is not used in A&B’s coffee operations, McBryde sells electricity to Kauai Island Utility Cooperative.  Power sales in 2009 amounted to approximately 22,800 MWH (compared with 23,700 MWH in 2008).

In the third quarter of 2008, HC&S was notified that the Hawaii Public Utilities Commission (“PUC”) had issued a decision that provides for a new methodology of calculating avoided energy costs, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008.  The decision affects A&B’s power sales on Maui, but not on Kauai.  Despite efforts to gain an exemption from or modification to the decision, HC&S remains subject to the new methodology and received approximately $4.0 million lower power revenue in 2009 than it would have under the former methodology.  A&B is currently pursuing efforts to modify the mechanism through which its energy rate is calculated, although the final outcome of these efforts cannot yet be determined.

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

For the Company’s real estate segments, there are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties.  Increased vacancies or lack of development opportunities may lead to a deterioration in results from the Company’s real estate business.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.

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

During 2008 and 2009, the financial industry continued to experience significant instability due to, among other things, declining property values and increasing defaults on loans. This has led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and tighter loan qualifications will make it more difficult for borrowers to finance the purchase of units in the Company’s residential projects. The tightening of credit in the commercial markets may adversely affect the Company’s ability to secure construction and/or other financing for the Company’s residential and commercial projects, working capital requirements, and/or investment needs. The absence of financing for buyers of commercial properties will make it significantly more difficult for the Company to sell commercial properties and will negatively impact the sales prices and other terms of such sales. Additionally, continuation or worsening of the liquidity crisis may impact the Company in other ways, including the credit or solvency of customers, vendors, or joint venture partners, and the ability of partners to fund their equity obligations to the joint venture.

A future downgrade in the Company’s credit rating or disruptions on the credit markets could restrict its ability to access the debt capital markets and/or increase the cost of debt.

In June 2009, the Company’s Standard and Poor’s credit rating was changed from A- with a Stable outlook to BBB+ with a Negative outlook. Further changes in the Company’s credit ratings may ultimately have an adverse impact on the Company’s ability to access debt in the private or public market and also may increase its borrowing costs. If the Company’s credit ratings fall below investment grade, its access to the debt capital markets may become restricted. Furthermore, the tightening in the credit markets and  the constrained liquidity in the financial markets resulting from  recent turmoil in the financial industry may adversely affect the Company’s ability to access the debt capital markets or to renew its committed lines of credit in the future and/or increase the Company’s cost of capital. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, continued volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation), could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s ratings are downgraded, and renegotiation of the Company’s primary revolving credit line upon its expiration in 2011 could be affected negatively by ratings downgrades.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include the maintenance of minimum shareholders’ equity levels, a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes, and the maintenance of a minimum unencumbered property investment value. If the Company does not maintain the required covenants, and that breach of covenants is not cured timely or waived by the lenders, resulting in default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable.

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

Fuel is a significant operating expense for the Company’s shipping and agribusiness operations.  The price and supply of fuel is unpredictable and fluctuates based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions. Increases in fuel costs also can lead to other expense increases, through, for example, increased costs of energy, petroleum-based raw materials and purchased transportation services.  In the Company’s ocean transportation and logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel surcharges may adversely affect its results of operations. Increases in energy costs for the Company’s leased real estate portfolio are typically recovered from lessees, although the Company’s share of energy costs increases as a result of lower occupancies and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices may also increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting the Company’s development projects. Finally, rising fuel prices will impact the cost of producing and transporting sugar.

Noncompliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including government rate regulations, land use regulations, government administration of the U.S. sugar program, environmental regulations including those relating to air quality initiatives at port locations, and cabotage laws. Noncompliance with, or changes to, the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition and results of operations. For example, if the Jones Act and the regulations promulgated thereunder were repealed, amended, or otherwise modified, non-U.S. competitors with significantly lower costs may consequently enter any of the Jones Act routes or the Company’s business may be significantly altered, all of which may have an adverse effect on the Company’s shipping business. In addition, changes in environmental laws impacting the shipping business, including passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gasses, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.  The real estate segments are subject to numerous federal, state and local laws and regulations, which, if changed, may adversely affect the Company’s business. The agribusiness segment is subject to the federal government’s administration of the U.S. sugar program, such as the 2008 Farm Bill, and the Hawaii Public Utilities Commission’s regulation of avoided energy cost rates paid to the Company in connection with it sale of electric power. Further changes to these laws and regulations could adversely affect the Company. Pending climate change legislation, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, if enacted, may have an adverse effect on the Company’s business.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company’s operations.

As of December 31, 2009, the Company had approximately 2,110 regular full-time employees, of which approximately 49 percent were covered by collective bargaining agreements with unions. The Company’s transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.  For example, in its real estate sales segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

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

The Company is highly dependent on information technology systems. For example, in the ocean transportation segment, these dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions.  The Company may experience failures caused by the occurrence of a natural disaster, or other unanticipated problems at the Company’s facilities. Any failure of the Company’s systems could result in interruptions in its service or production, reductions in its revenue and profits and damage to its reputation.

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

For the real estate segments, the occurrence of natural disasters, such as hurricanes, earthquakes, tsunamis, floods, fires, tornados and unusually heavy or prolonged rain, could damage its real estate holdings, resulting in substantial repair or replacement costs to the extent not covered by insurance, a reduction in property values, or a loss of revenue, and could have an adverse effect on its ability to develop, lease and sell properties. The occurrence of natural disasters could also cause increases in property insurance rates and deductibles, which could reduce demand for, or increase the cost of owning or developing, the Company’s properties.

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

In connection with its real estate joint ventures, the Company is sometimes asked to guarantee completion of a joint venture’s construction and development of a project, or to indemnify a third party serving as surety for a joint venture’s bonds for such completion. If the Company were to become obligated to perform under such arrangement, the Company may be adversely affected.

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative and/or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.  As a real estate developer, the Company may face warranty and construction defect claims, as described below in the “Real Estate” section of this “Risk Factors” item.  For a description of significant legal proceedings involving the Company, including proceedings involving the Company’s irrigation systems on Maui, and a grand jury subpoena served on Matson on April 21, 2008 and the status of the subsequently filed and dismissed civil lawsuits purporting to be class actions in which the Company and Matson are named as defendants, and which allege violations of the antitrust laws and seek treble damages and injunctive relief, see “Legal Proceedings” below.

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

Section 404 of the Sarbanes-Oxley Act requires that publicly reporting companies cause their managements to perform annual assessments of the effectiveness of their internal controls over financial reporting. Although the Company has concluded that its internal controls over financial reporting were effective as of December 31, 2009, there can be no assurances that the Company will reach the same conclusion at the end of future years. If the Company is unable to assert that its internal control over financial reporting is effective, or if the Company’s auditors are unable to express an opinion on the effectiveness of the Company’s internal controls, the Company could lose investor confidence in the accuracy and completeness of its financial reports, which would have an adverse effect on the Company’s stock price.

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

The Company’s logistics business derives a significant portion of its revenues from its largest customers. For 2009, the Company’s logistics business’s largest ten customers accounted for approximately 33 percent of the business’s revenue. A reduction in or termination of the Company’s logistics services by several of the logistics business’s largest customers could have an adverse effect on the Company’s revenue and business.

REAL ESTATE

The Company is subject to risks associated with real estate construction and development.

The Company’s development projects are subject to risks relating to the Company’s ability to complete its projects on time and on budget. Factors that may result in a development project exceeding budget or being prevented from completion include:

•	an inability of the Company or buyers to secure sufficient financing or insurance on favorable terms, or at all;
•	construction delays, defects, or cost overruns, which may increase project development costs;
•	an increase in commodity or construction costs, including labor costs;
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues;
•	an inability to obtain, or significant delay in obtaining, zoning, occupancy and other required governmental permits and authorizations;
•
difficulty in complying with local, city, county and state rules and regulations regarding permitting, zoning, subdivision, utilities, affordable housing, and water quality as well as federal rules and regulations regarding air and water quality and protection of endangered species and their habitats;

•	an inability to have access to sufficient and reliable sources of water or to secure water service or meters for its projects;
•	an inability to secure tenants necessary to support the project or maintain compliance with debt covenants;
•	failure to achieve or sustain anticipated occupancy or sales levels;
•	buyer defaults, including defaults under executed or binding contracts; and
•	an inability to sell the Company’s constructed inventory.

Any of these risks has the potential to adversely affect the Company’s operating results.

A decline in leasing rental income could adversely affect the Company.

The Company owns a portfolio of commercial income properties.  Factors that may adversely affect the portfolio’s profitability include:

•	a significant number of the Company’s tenants are unable to meet their obligations;
•	increases in non-recoverable operating and ownership costs;
•	the Company is unable to lease space at its properties when the space becomes available;
•	the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs;
•	the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.

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

It is crucial for the Company’s agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane and coffee. As further described in “Legal Proceedings” below, there are administrative hearing processes challenging the Company’s ability to divert water from streams in Maui. In addition, the Company’s access to water is subject to weather patterns that cannot be reliably predicted.  If the Company is not permitted to divert stream waters for its use or there is insufficient rainfall, it would have an adverse effect on the Company’s sugar operations, including possible cessation of operations.

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

The Company’s production of raw sugar and coffee is subject to numerous risks that could adversely affect the volume and quality of sugar or coffee produced, including:

•	weather and natural disasters;
•	disease;
•	weed control;
•	uncontrolled fires, including arson;
•	government restrictions on farming practices due to cane burning;
•	increases in costs, including, but not limited to fuel, fertilizer, herbicide, and drip tubing;
•	water availability (see risk factor above regarding lack of water);
•	equipment failures in factory or power plant;
•	labor, including labor availability (see risk factor above regarding labor disruptions) and loss of qualified personnel; and
•	lack of demand for the Company’s production.

Any of these risks has the potential to adversely affect the Company’s future agribusiness operating results.

A reorganization or termination of the Company’s sugar business could result in impairment losses and restructuring costs.

If the Company’s sugar business continues to generate operating losses or negative cash flows, the Company may reorganize or terminate its sugar operations. The reorganization or termination of sugar operations may result in an impairment loss and restructuring costs that would adversely affect the Company’s financial performance.

The Company’s power sales contract may not be favorably modified and may adversely affect the Company’s Agribusiness segment.

As mentioned under “Business and Properties - Energy” above, HC&S was notified that the PUC had issued a decision that provides for a new methodology of calculating avoided energy cost, which resulted in a reduction in the avoided energy cost payable to energy producers, beginning in August 2008. If no changes were to occur to the decision or the terms of HC&S’s power sales contract with MECO, this decision will continue to adversely affect HC&S’s power revenue and profitability. The Company is currently pursuing efforts to modify the mechanism through which its energy rate is calculated, although the final outcome of these efforts cannot yet be determined.  The inability to favorably address this matter may adversely affect the Company’s agribusiness operations.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system.  On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. While the loss of the water as a result of the Water Commission’s action on the eight petitions may not significantly impair the Company’s sugar-growing operations, similar losses of water on the remaining 19 streams would have a material adverse effect on the Company’s sugar-growing operations. In December 2009, the Water Commission conducted deliberations on the amendment of IIFS for the remaining 19 East Maui streams, deferring action for at least a three month period. The Company, at this time, is unable to determine what action the Water Commission will take with respect to all 27 streams.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S.  The Water Commission’s deliberations on whether to amend the current IIFS for the West Maui streams are currently ongoing, and an adverse decision could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations.  A decision by the Water Commission is not expected until mid-2010.

On December 10, 2007, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia.  The complaint sought review of a certificate of documentation with a coastwise endorsement issued by the National Vessel Documentation Center after concluding that Matson’s C9 vessel Mokihana had not been rebuilt abroad.  Matson intervened in the action.  On December 4, 2009, the court granted summary judgment in favor of the government and Matson, and dismissed the plaintiffs’ complaint with prejudice.  The time to seek appellate review of this matter has expired.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades.  On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint.  The court granted the plaintiffs leave to amend the complaint by May 10, 2010 to allege claims consistent with the court’s order.  If the plaintiffs file an amended complaint, the Company and Matson will continue to vigorously defend themselves in this lawsuit.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit if an amended complaint is filed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&B common stock is listed on the New York Stock Exchange and trades under the symbol “ALEX.” As of February 12, 2010, there were 3,199 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

A summary of daily stock transactions is listed in the New York Stock Exchange section of major newspapers. Trading volume averaged 292,309 shares a day in 2009 compared with 441,867 shares a day in 2008 and 264,577 shares a day in 2007.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for 2009 and 2008, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2009
First Quarter	$0.315	$25.79	$15.73	$19.03
Second Quarter	$0.315	$28.31	$18.54	$23.44
Third Quarter	$0.315	$35.43	$22.85	$32.09
Fourth Quarter	$0.315	$35.63	$26.47	$34.23

2008
First Quarter	$0.290	$51.43	$41.00	$43.08
Second Quarter	$0.315	$53.50	$43.46	$45.55
Third Quarter	$0.315	$48.94	$41.07	$44.03
Fourth Quarter	$0.315	$45.64	$20.64	$25.06

Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B has paid cash dividends each year since 1903. The most recent increase in the dividend rate was effective the second quarter of 2008 when the quarterly dividend rate was increased from 29 cents per share to 31.5 cents per share. In 2009, dividend payments to shareholders totaled $52 million. The following dividend schedule for 2010 has been set, subject to final approval by the Board of Directors:

Quarterly Dividend	Declaration Date	Record Date	Payment Date

First	January 28, 2010	February 11, 2010	March 4, 2010
Second	April 29, 2010	May 13, 2010	June 3, 2010
Third	June 24, 2010	August 5, 2010	September 2, 2010
Fourth	October 28, 2010	November 11, 2010	December 2, 2010

           Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements; however, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2009, the amount of net assets of Matson that may not be transferred to the Company was approximately $286 million.

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

           Securities authorized for issuance under equity compensation plans as of December 31, 2009, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,445,341	$36.80	826,480	*
Equity compensation plans not approved by security holders	--	--	--
Total	2,445,341	$36.80	826,480

*	Under the 2007 Incentive Compensation Plan, 826,480 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

On December 10, 2009, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning January 1, 2010. The authorization, which replaced a previous authorization expiring December 31, 2009, will expire on December 31, 2011.

The Company did not repurchase any of its common stock in 2009. During 2008, the Company repurchased 1,476,449 shares of its common stock for approximately $59 million, or an average of $40.33 per share. During 2007, the Company repurchased 671,728 shares of its common stock for $33 million, or an average price of $48.62 per share.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except per-share amounts):

	2009	2008	2007	2006	2005
Revenue:
Transportation:
Ocean transportation	$888.6	$1,023.7	$1,006.9	$945.8	$878.3
Logistics services	320.9	436.0	433.5	444.2	431.6
Real Estate:
Leasing	103.2	107.8	108.5	100.6	89.7
Sales	125.6	350.2	117.8	97.3	148.9
Less amounts reported in discontinued operations1	(124.2)	(151.5)	(130.2)	(128.4)	(91.3)
Agribusiness6	107.0	124.3	123.7	127.4	123.2
Reconciling Items2	(16.3)	(10.7)	(9.2)	(14.2)	(8.4)
Total revenue	$1,404.8	$1,879.8	$1,651.0	$1,572.7	$1,572.0

Operating Profit:
Transportation:
Ocean transportation3	$58.3	$105.8	$126.5	$105.6	$128.0
Logistics services	6.7	18.5	21.8	20.8	14.4
Real Estate:
Leasing	43.2	47.8	51.6	50.3	43.7
Sales3	39.1	95.6	74.4	49.7	44.1
Less amounts reported in discontinued operations1	(52.3)	(69.3)	(71.2)	(62.6)	(36.1)
Agribusiness6	(27.8)	(12.9)	0.2	6.9	11.2
Total operating profit	67.2	185.5	203.3	170.7	205.3
Write-down of long-lived assets4	--	--	--	--	(2.3)
Interest expense, net5	(25.9)	(23.7)	(18.8)	(15.0)	(13.3)
General corporate expenses	(21.8)	(21.0)	(27.3)	(22.3)	(24.1)
Income from continuing operations before income taxes	19.5	140.8	157.2	133.4	165.6
Income taxes	7.6	51.5	59.3	49.8	62.0
Income from continuing operations	11.9	89.3	97.9	83.6	103.6
Income from discontinued operations	32.3	43.1	44.3	38.9	22.4
Net Income	$44.2	$132.4	$142.2	$122.5	$126.0

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $6.2 million, $5.2 million, $10.7 million, $13.3 million, and $17.1 million of equity in earnings from its investment in SSAT for 2009, 2008, 2007, 2006, and 2005, respectively. The Real Estate Sales segment includes approximately $9.0 million, $22.6 million, $14.4 million, and $3.3 million in equity in earnings from its various real estate joint ventures for 2008, 2007, 2006, and 2005, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4	The 2005 write-down was for an impairment in the Company’s investment in C&H Sugar Company, Inc. (“C&H”) which was subsequently sold.

5
Includes Ocean Transportation interest expense of $9.0 million for 2009, $11.6 million for 2008, $13.9 million for 2007, $13.3 million for 2006, and $9.6 million for 2005. Substantially all other interest expense was incurred at the parent company.

6	Includes a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

SELECTED FINANCIAL DATA (CONTINUED)

	2009	2008	2007	2006	2005
Identifiable Assets:
Transportation:
Ocean transportation7	$1,095.2	$1,153.9	$1,215.0	$1,185.3	$1,113.0
Logistics services	72.4	74.2	58.6	56.4	70.3
Real Estate:
Leasing	627.4	590.2	595.4	525.5	478.6
Sales7	415.6	344.6	408.9	295.0	227.3
Agribusiness	156.8	172.2	174.6	168.7	159.0
Other	12.2	15.1	26.6	20.3	22.7
Total assets	$2,379.6	$2,350.2	$2,479.1	$2,251.2	$2,070.9

Capital Expenditures:
Transportation:
Ocean transportation	$12.7	$35.5	$65.8	$217.1	$173.9
Logistics services8	0.6	2.4	2.0	1.7	1.3
Real Estate:
Leasing9	108.8	100.2	124.5	93.0	78.8
Sales10	0.1	0.6	0.3	1.3	0.2
Agribusiness	3.4	15.2	20.5	15.0	13.0
Other	0.3	0.8	0.3	1.5	1.4
Total capital expenditures	$125.9	$154.7	$213.4	$329.6	$268.6

Depreciation and Amortization:
Transportation:
Ocean transportation	$67.1	$66.1	$63.2	$58.1	$59.5
Logistics services	3.5	2.3	1.5	1.5	1.4
Real Estate:
Leasing1	19.5	17.9	15.7	14.1	12.4
Sales	0.3	0.2	0.2	0.1	0.1
Agribusiness	11.9	11.5	10.7	10.1	9.4
Other	3.1	2.7	1.3	0.9	0.5
Total depreciation and amortization	$105.4	$100.7	$92.6	$84.8	$83.3

7
The Ocean Transportation segment includes approximately $47.2 million, $44.6 million, $48.6 million, $49.8 million, and $39.8 million related to its investment in SSAT as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively. The Real Estate Sales segment includes approximately $193.3 million, $162.1 million, $134.1 million, $98.4 million, and $114.1 million related to its investment in various real estate joint ventures as of December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

8
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

9	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

10
Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $6 million, $39 million, $110 million, $69 million, and $34 million for 2009, 2008, 2007, 2006, and 2005, respectively.

SELECTED FINANCIAL DATA (CONTINUED)

	2009	2008	2007	2006	2005

Earnings per share:
From continuing operations:
Basic	$0.29	$2.17	$2.30	$1.93	$2.38
Diluted	$0.29	$2.15	$2.27	$1.92	$2.35
Net income:
Basic	$1.08	$3.21	$3.34	$2.84	$2.89
Diluted	$1.08	$3.19	$3.30	$2.81	$2.86

Return on beginning equity	4.1%	11.7%	13.8%	12.1%	13.9%
Cash dividends per share	$1.26	$1.235	$1.12	$0.975	$0.90

At Year End
Shareholders of record	3,197	3,269	3,381	3,506	3,628
Shares outstanding	41.0	41.0	42.4	42.6	44.0
Long-term debt – non-current	$406	$452	$452	$401	$296

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2010 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

The Transportation Industry accounted for 78  percent, 54 percent, and 49 percent of the revenue, operating profit, and identifiable assets, respectively, in 2009 on a consolidated basis before discontinued operations.

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

The Real Estate Industry accounted for 15 percent, 69 percent, and 44 percent of the revenue, operating profit, and identifiable assets, respectively, in 2009 on a consolidated basis before discontinued operations.

Agribusiness: Agribusiness, a division of A&B, contains one segment and produces and transports bulk raw sugar, specialty food grade sugars, and molasses; produces, markets, and distributes green coffee, roasted coffee, and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity.

In the fourth quarter of 2009, the Company became the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services to its members, and therefore, the Company consolidated HS&TC beginning December 1, 2009 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 related to consolidation.

The Agribusiness Industry accounted for 7 percent of revenue and identifiable assets in 2009 on a consolidated basis before discontinued operations.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material.

The Company considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or (c) use of different estimates by the Company could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting estimates inherent in the preparation of the Company’s financial statements are described below.

Impairment of Long-Lived Assets: The Company’s long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets for impairment; however, no impairment charges were recorded as a result of this process. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment, the Company reviews discounted projected cash flows associated with the investment and other relevant information. In evaluating  whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to, among others, estimates of the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if the current market conditions continue to deteriorate or a joint venture’s plans change, additional impairment charges may be required in future periods, and those charges could be material.

In 2009, the Company evaluated certain investments in unconsolidated affiliates for impairment. As a result of this process, the Company recorded an impairment loss of approximately $2.5 million related to its Ka Milo joint venture investment. Continued weakness in the real estate sector or difficulty in obtaining or renewing project-level financing may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

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

Revenue Recognition for Certain Long-term Real Estate Developments:  As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risk and rewards passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for revenues on long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, the Company’s financial condition and/or its future operating results could be materially impacted.

Self-Insured Liabilities: The Company is self-insured for certain losses related to, including, but not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. Where feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition and/or its future operating results could be materially impacted.

Goodwill & Intangible Assets: The Company reviews goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also reviews goodwill for impairment annually. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the relative risk of achieving the cash flows and the time value of money. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the relative risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The 2009 net periodic cost and obligations for qualified pension and post-retirement plans were determined using a discount rate of 6.25 percent. For the Company’s non-qualified benefit plans, the 2009 net periodic cost was determined using a discount rate of 6.00 percent and the December 31, 2009 obligation was determined using a discount rate of 5.00 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2009, rounded to the nearest quarter percent.

The estimated return on plan assets of 8.5 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were 16.8 percent, (3.7) percent, and 3.0 percent, respectively. The Company’s long-term rate of return (since inception in 1989) was 8.3 percent.

For 2009, the Company’s post-retirement obligations were measured using an initial 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent is reached in 2014.

Lowering the expected long-term rate of return on the Company’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2009 by approximately $1.2 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by $2.1 million. Additional information about the Company’s benefit plans is included in Note 9 to the Consolidated Financial Statements.

As of December 31, 2009, the market value of the Company’s defined benefit plans totaled approximately $260 million, compared with $244 million as of December 31, 2008. The recorded net pension liability was approximately $62 million as of December 31, 2009 and approximately $70 million as of December 31, 2008. The Company expects to make contributions totaling $0.5 million to certain of its defined benefit pension plans in 2010. There were no contributions required in 2009 and 2008.

Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

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

(dollars in millions, except per-share amounts)	2009	Chg.		2008	Chg.	2007
Operating Revenue	$1,405	-25%		$1,880	14%	$1,651
Operating Costs and Expenses	1,363	-21%		1,731	15%	1,502
Operating Income	42	-72%		149	--%	149
Other Income and (Expense)	(22)	-3	X	(8)	NM	8
Income Taxes	(8)	-85%		(52)	-12%	(59)
Discontinued Operations (net of taxes)	32	-26%		43	-2%	44
Net Income	$44	-67%		$132	-7%	$142

Basic Earnings Per Share	$1.08	-66%		$3.21	-4%	$3.34
Diluted Earnings Per Share	$1.08	-66%		$3.19	-3%	$3.30

2009 vs. 2008

Operating Revenue for 2009 decreased 25 percent, or $475 million, to $1,405 million. Real estate sales revenue decreased 93 percent in 2009 (after subtracting revenue from discontinued operations) due principally to sales at the Company’s Keola La’i condominium project in 2008. Ocean transportation revenue decreased 13 percent, principally due to lower Hawaii volumes, lower China yields and lower fuel surcharge revenues, partially offset by improved Hawaii service yields and cargo mix. Logistics services revenue decreased 26 percent, principally due to lower volumes and yields, partially offset by revenue from MGDS’s warehousing and distribution business, which acquired Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging and distribution company, in August 2008. Agribusiness revenue decreased 18 percent, primarily due to lower power sales volume and pricing and lower bulk raw sugar sales volume. Real estate leasing revenue increased 6 percent in 2009 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to a positive effect from the timing of property acquisitions and dispositions, partially offset by lower mainland occupancy and rents. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Because of the recurring nature of property sales, the Company views changes in real estate sales and real estate leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Furthermore, year-over-year comparisons of revenue are not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in consolidated operating revenue, but are included in segment operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in real estate sales revenue and operating profit before reclassifications to discontinued operations.

Operating Costs and Expenses for 2009 decreased by 21 percent, or $368 million, to $1,363 million. Real estate sales and leasing costs decreased by 74 percent, primarily related to cost of sales for condominiums sold at Keola La’i in 2008, partially offset by higher depreciation expenses on commercial properties. Logistics services cost decreased 27 percent due primarily to lower volumes. Ocean transportation costs decreased 10 percent, primarily due to lower volume-related expenses, partially offset by higher contractual stevedoring rates and higher vessel repair costs. Selling, General and Administrative costs (“SG&A”), decreased 6 percent due principally to cost reduction initiatives, including workforce and benefit reductions, as well as lower performance-based compensation. Agribusiness costs decreased 2 percent due principally to personnel cost savings and lower volume of sugar sold. These cost decreases were partially offset by a $24 million year-over-year increase in non-cash pension expense, which is embedded in the segment figures and general and administrative expenses, was principally due to plan asset losses in 2008. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Income Taxes were lower in 2009 compared with 2008 on an absolute basis due principally to lower income. The effective tax rate in 2009 was higher than the rate in 2008 principally due to an adjustment to prior year taxes, non-deductible expenses that had a greater impact on the effective rate as a result of lower income relative to 2008, the recognition of certain tax benefits in 2008 as a result of certain statute of limitations expirations, and newly enacted tax legislation which unfavorably affected the effective rate.

Other Income and Expense in 2009 decreased $14 million in 2009 compared with 2008, due primarily to $9 million in lower real estate joint venture income, an $8 million gain on a fire insurance settlement recognized in 2008, and $1 million in higher interest expense in 2009 resulting from lower capitalized interest and a higher weighted-average interest rate, partially offset by a $5 million gain recorded upon consolidation of HS&TC (as further described in Note 3 to the Consolidated Financial Statements).

2008 vs. 2007

Operating Revenue for 2008 increased 14 percent, or $229 million over 2007 results, to $1,880 million. Real estate sales revenue increased more than ninefold in 2008 (after subtracting revenue from discontinued operations) due principally to sales at the Company’s Keola La’i condominium project. Real estate leasing revenue increased 10 percent in 2008 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to the favorable effect from the timing of acquisitions and dispositions, partially offset by lower mainland occupancy. Ocean transportation revenue increased 2 percent, principally due to higher fuel surcharge revenues, improved Hawaii service yields and cargo mix, and higher China service yields, partially offset by lower volumes. Logistics services revenue increased 1 percent, principally due to the commencement of MGDS’s warehousing operations, the acquisition of PACAM, and higher rates, principally fuel surcharges. Agribusiness revenue decreased modestly, primarily due to lower bulk raw sugar sales volumes.

Operating Costs and Expenses for 2008 increased by 15 percent, or $229 million, to $1,731 million. Real estate sales and leasing costs more than quadrupled, primarily related to cost of sales for condominiums sold at Keola La’i, and to a lesser extent higher depreciation expenses on commercial properties. Ocean transportation costs increased 5 percent, primarily due to higher vessel and terminal handling costs, partially offset by lower operations overhead costs, principally lower westbound container repositioning costs. Agribusiness costs increased 11 percent due principally to higher crop production costs. These increases were partially offset by lower consolidated SG&A, which decreased 1 percent due principally to lower performance-based compensation.

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

Transportation Industry

Ocean Transportation; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$888.6	$1,023.7	-13%
Operating profit	$58.3	$105.8	-45%
Operating profit margin	6.6%	10.3%
Volume* (units):
Hawaii containers	136,100	152,700	-11%
Hawaii automobiles	83,400	86,300	-3%
China containers	46,600	47,800	-3%
Guam containers	14,100	13,900	1%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue decreased $135.1 million, or 13 percent, in 2009 compared to 2008. This decrease was principally due to $82.5 million of lower revenue, resulting from lower net volumes and $76.1 million in reduced fuel surcharges resulting from a reduction in average bunker fuel prices. These decreases were partially offset by a $21.0 million net improvement in yields and cargo mix and revenue of $5.2 million in higher revenue from a U.S. Government charter in 2009. The net improvement in yields were driven by improved yields in the Hawaii trade, but was partially offset by rate deterioration in China.

Total Hawaii container volume was down 11 percent in 2009 compared with 2008, reflecting a broad-based decline in demand caused by the ongoing softness in Hawaii’s economy. Matson’s Hawaii automobile volume for the year was 3 percent lower than 2008, also reflecting economic weakness that is negatively impacting new car shipments from manufacturers to Hawaii auto dealers and rental car companies. China container volume decreased 3 percent in 2009, compared with 2008, principally due to weak demand for U.S. bound imports. Guam container volumes were essentially unchanged.

Operating profit decreased $47.5 million, or 45 percent, in 2009 compared to 2008. The decrease in operating profit was principally due to $59.7 million related to lower net volumes, $11.4 million from higher terminal costs as a result of higher contractual stevedoring rates, $2.2 million in higher general and administrative expenses, and $1.9 million in higher vessel costs. General and administrative expenses were higher principally due to $10 million in higher pension costs and a first quarter 2009 expense of $6.0 million related to Matson’s headcount reduction program, which was partially offset by the ongoing benefit of the headcount reduction. Vessel expenses were impacted by the direct and indirect costs associated with emergency rudder repairs, totaling $6.3 million, and increased drydock and insurance expenses totaling $5.3 million, partially offset by $9.7 million in reduced expenses that were principally the result of efficient fleet deployment initiatives. The decrease in operating profit was partially offset by a $21.0 million improvement in yields and cargo mix, net of the impact resulting from China rate deterioration, the increased contribution of $2.8 million from U.S. Government charters, and $2.3 million in lower outside transportation expenses resulting from reduced truck and ocean carrier costs.

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

Ocean Transportation revenue increased $16.8 million, or 2 percent, in 2008 compared to 2007. Fuel surcharge revenues increased $59.8 million, which included a bunker adjustment factor in the China trade, and improved yields and cargo mix contributed an additional $42.0 million increase. These increases were partially offset by $84.2 million reduction due to overall lower volumes, primarily in the Hawaii trade.

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

Logistics Services; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Intermodal revenue	$188.0	$271.0	-31%
Highway revenue	132.9	165.0	-19%
Total Revenue	$320.9	$436.0	-26%
Operating profit	$6.7	$18.5	-64%
Operating profit margin	2.1%	4.2%

Logistics Services revenue decreased $115.1 million, or 26 percent, in 2009 compared with 2008. This decrease was principally due to lower Intermodal and Highway volume, which decreased by 19 percent and 6 percent, respectively, as well as lower Intermodal and Highway rates driven primarily by lower fuel surcharges and competitive pricing pressures. The reduction in Highway volume is reflective of a general softening in the Highway market as a result of the U.S. recession. The reduction in Intermodal volumes, while also impacted by the U.S. recession, was also impacted by competitive actions resulting from direct agreements between steamship lines and rail providers. The decrease in Highway revenue was partially offset by MGDS’s warehousing operations revenue, which was $14.5 million higher than the prior year. MGDS’s revenue increase in 2009 was primarily due to the acquisition of PACAM in the third quarter of 2008.

Logistics Services operating profit decreased $11.8 million, or 64 percent, in 2009 compared with 2008. Operating profit decreased principally due to lower volume and rates previously cited, but was also due to margin compression resulting from excess capacity in the market. These factors were partially offset by lower general and administrative expenses as a result of cost containment initiatives in 2009.

Logistics Services; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Intermodal revenue	$271.0	$280.2	-3%
Highway revenue	165.0	153.3	8%
Total Revenue	$436.0	$433.5	1%
Operating profit	$18.5	$21.8	-15%
Operating profit margin	4.2%	5.0%

Logistics Services revenue increased $2.5 million, or 1 percent, in 2008 compared with 2007. The increase was principally due to $13.4 million of revenue related to the commencement of MGDS’s warehousing operations in the second quarter of 2008 and the acquisition of PACAM during the third quarter of 2008. This increase was partially offset by a $9.2 million decrease in Intermodal revenue and a $1.7 million decrease in Highway brokerage revenue. The decrease in Intermodal revenue was principally the result of a 12 percent reduction in volumes, which is reflective of a general softening in the Intermodal market driven, in part, by declines in U.S. import cargo. Highway volumes decreased 8 percent due to the loss of agents and greater market softness in certain agents’ business segments.

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

Leasing; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$103.2	$107.8	-4%
Operating profit	$43.2	$47.8	-10%
Operating profit margin	41.9%	44.3%
Average Occupancy Rates:
Mainland*	85%	95%
Hawaii	95%	98%
Leasable Space (million sq. ft.) - Improved
Mainland	7.0	6.6	6%
Hawaii	1.3	1.3	--%

* 2008 excluded Building B at Savannah Logistics Park (approximately 0.3 million square feet), which was placed into service in March 2009.

Real Estate Leasing revenue for 2009 was 4 percent lower than the amount reported for 2008. The decrease was principally due to lower mainland occupancies and rents, the partial non-reinvestment of 1031 proceeds from the sale of Marina Shores that occurred in the third quarter of 2008, and a final $1.4 million business interruption insurance payment for a 2005 fire at Kahului Shopping Center that was received in the first quarter of 2008. Occupancy for the mainland portfolio decreased 10 percentage points in 2009 as compared to 2008, primarily due to the placement of Savannah Logistics Park Building B into service in March 2009 and the acquisition of Republic Distribution Center subsequent to the second quarter of 2008, as well as a reduction in occupancy levels principally related to two other industrial properties.

Operating profit was 10 percent lower in 2009, compared with 2008, principally due to the same reasons cited for the revenue decrease, but was also due to higher depreciation and amortization expenses resulting from the increase in the lease portfolio’s depreciable basis as proceeds from leased property sales under 1031 exchange transactions are reinvested. Depreciation expenses are expected to continue to increase as tax-deferred proceeds from sales of commercial properties with lower depreciated bases are reinvested in commercial properties at a higher relative book basis.

Leasable space increased in 2009 compared with 2008, principally due to the following activity:

Acquisitions			Dispositions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
2-09	Activity Distribution Center (CA)	252,300	3-09	Southbank II (AZ)	120,800
3-09	Waipio Industrial Court (HI)	158,400	6-09	Hawaii Business Park (HI)	85,200
3-09	Savannah Logistics Park Bldg. B* (GA)	324,800	9-09	San Jose Avenue Warehouse (CA)	126,000
8-09	Northpoint Industrial (CA)	119,400	10-09	Pacific Guardian Tower (HI)	130,600
9-09	Waipio Shopping Center (HI)	113,800	12-09	Village at Indian Wells (CA)	104,600
12-09	Firestone Boulevard Building (CA)	28,100

* Savannah Logistics Park Building B was acquired in 2008, but placed into service in March 2009

Savannah Logistics Park (Building A and a portion of Building B) is leased to MGDS, a wholly-owned subsidiary of MIL. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MGDS, respectively, are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MGDS was approximately $3.3 million in 2009 and $2.2 million in 2008. In a separate transaction, MGDS contracted with third parties to provide warehousing and storage services utilizing all of Building A, in the second quarter of 2008, and a portion of Building B in the fourth quarter of 2009.

Leasing; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Revenue	$107.8	$108.5	-1%
Operating profit	$47.8	$51.6	-7%
Operating profit margin	44.3%	47.6%
Average Occupancy Rates:
Mainland	95%	97%
Hawaii	98%	98%
Leasable Space (million sq. ft.) - Improved
Mainland	6.6	5.2	27%
Hawaii	1.3	1.4	-7%

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

Real-Estate Sales; 2009 compared with 2008 and 2007

(dollars in millions)	2009	2008	2007
Hawaii improved	$50.9	$21.8	$83.4
Mainland improved	48.7	81.8	6.8
Hawaii development sales	6.0	217.4	14.9
Hawaii unimproved/other	20.0	29.2	12.7
Total Revenue	$125.6	$350.2	$117.8
Operating profit before joint ventures	$39.1	$86.6	$51.8
Earnings from joint ventures	--	9.0	22.6
Total Operating Profit	$39.1	$95.6	$74.4
Operating profit margin	31.1%	27.3%	63.2%

The lower revenue and operating profit results in 2009 were due to the mix and timing of real estate sales in 2009 compared with 2008, as well as the treatment of income earned from the Company’s joint ventures. The composition of these sales is described below.

2009: Real Estate Sales revenue included the sale of seven residential units at the Company’s Keola La’i high-rise development on Oahu, three mainland properties (office, retail, industrial), an office building and an industrial facility on Oahu, a 214-acre agricultural parcel on Maui, several leased fee parcels and other land parcels on Maui, and two single-family homes on Kauai. Joint venture income from completed development projects, principally related to Bridgeport and Centre Point retail/office developments in Valencia, California, were offset by the Company’s share of marketing and other operating expenses of its Kukui’ula development projects. Additionally, the Company recorded a $2.5 million impairment loss related to its investment in its Ka Milo joint venture project.

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

Discontinued Operations; Real-Estate – The revenue, operating profit, and after-tax effects of discontinued operations for 2009, 2008 and 2007 were as follows (in millions, except per-share amounts):

	2009	2008	2007
Sales Revenue	$109.6	$125.4	$94.8
Leasing Revenue	$14.6	$26.1	$35.4
Sales Operating Profit	$44.3	$55.0	$50.8
Leasing Operating Profit	$8.0	$14.3	$20.4
After-tax Earnings	$32.3	$43.1	$44.3
Basic Earnings Per Share	$0.79	$1.04	$1.04
Diluted Earnings Per Share	$0.79	$1.04	$1.03

2009:  The revenue and expenses of Hawaii Business Park, an industrial property on Oahu, Southbank II, an office building in Arizona, San Jose Avenue Warehouse, an industrial property in California, Pacific Guardian Tower, an office property on Oahu, Village at Indian Wells, an office property in California, and various parcels on Maui have been classified as discontinued operations. Additionally, a retail property on Oahu was classified as discontinued operations.

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

Agribusiness

The Company’s Hawaiian Commercial & Sugar Company division and Gay & Robinson (“G&R”) were members in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services to its members. In the fourth quarter of 2009, G&R ceased production of raw sugar. As a result, G&R’s membership in the cooperative terminated because a cooperative member must be an active producer. Consequently, upon G&R’s withdrawal, the Company became the sole member in HS&TC and  consolidated HS&TC beginning December 1, 2009 in accordance with FASB ASC Topic 810 related to consolidation.

The identifiable assets and liabilities from HS&TC were recorded based upon their estimated fair values at December 1, 2009. Approximately $5 million of identifiable assets, net of liabilities, measured at fair value, was recorded as a gain and classified as Other Income (Expense) in the consolidated statements of income.

Agribusiness; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$107.0	$124.3	-14%
Operating loss	$(27.8)	$(12.9)	-2	X
Tons sugar produced	126,800	145,200	-13%

Agribusiness revenue decreased $17.3 million in 2009 compared with 2008. The decrease was primarily due to a $16.6 million reduction in power revenue stemming from lower power prices and volume and $9.2 million in lower raw sugar sales volume, partially offset by a $5.4 million non-operating gain recognized upon consolidation of HS&TC and $3.4 million in higher specialty sugar volume. Power prices, which decreased by more than 50 percent compared to the prior year, are determined by an avoided cost calculation for the public utilities in Hawaii, and have been negatively impacted by a reduction in fossil fuel costs as well as a regulatory change in the avoided cost formula.

Operating loss increased $14.9 million in 2009 compared with 2008.  The increase in operating loss was primarily due to $18.8 million reduction in power sales margin resulting from lower sales prices and volume and higher boiler fuel consumption and prices. The increase in operating loss was partially offset by a $5.4 million non-operating gain recorded upon consolidation of HS&TC.

Sugar production in 2009 was 13 percent lower than in 2008 due to the ongoing effects of severe drought conditions in 2007-2008. Additionally, fewer acres were harvested in 2009 to allow growing cane to mature more fully before harvest. The average revenue per ton of sugar for 2009 was $352, or 1 percent lower than the average revenue per ton of $355 in 2008.

Approximately 73 percent of the Company’s sugar production was sold to Hawaiian Sugar & Transportation Cooperative (“HS&TC”) during 2009 under a marketing contract. The remainder was sold as specialty sugar. HS&TC sells its raw sugar to C&H Sugar Company, Inc. at a price equal to the New York No. 16 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company. In 2009, HS&TC entered into a new contract for the delivery and sale of raw sugar with C&H Sugar Company, Inc., which replaced the contract that was set to expire in December 2009. The new contract was executed in October 2009 and has 3-year term.

Agribusiness; 2008 compared with 2007

(dollars in millions)	2008	2007	Change
Revenue	$124.3	$123.7	--%
Operating profit (loss)	$(12.9)	$0.2	NM
Tons sugar produced	145,200	164,500	-12%

Agribusiness revenue increased $0.6 million in 2008 compared with 2007. The increase was principally due to $6.1 million in higher power prices and volumes, $4.6 million in higher specialty sugar sales volumes, and $1.5 million in higher raw sugar prices, partially offset by $8.8 million in lower raw sugar sales volumes and $2.9 million in lower revenue from soil and molasses sales.

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

LIQUIDITY AND CAPITAL RESOURCES

           Overview: The Company has a $325 million revolving credit facility, which expires in December 2011. As of December 31, 2009, the Company had approximately $281 million of available capacity under the facility. Additionally, as of December 31, 2009, the Company had access to approximately $71 million of remaining capacity on a $400 million term facility, under which the ability to draw additional amounts under the facility expires in April 2012, and $74 million of remaining capacity on a facility that expires in June 2015. The Company has discussed credit availability with its lenders and currently believes that its lenders are able and willing to lend pursuant to the terms of the respective credit facilities. Additionally, the Company is currently in compliance with all of its covenants under its debt agreements. As a result, the Company believes its ability to access cash under its facilities will be adequate to meet anticipated future cash requirements to fund working capital, capital expenditures, dividends, potential acquisitions, stock repurchases, and other cash needs for the foreseeable future. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

While Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2009, the amount of net assets of Matson that may not be transferred to the Company was approximately $286 million.

On January 29, 2009, the Company committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under its Prudential facility more fully described in Note 7 to the Consolidated Financial Statements. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest is paid semi-annually and the principal under the note will be repaid in annual installments commencing in March 2012.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Cash flows from operating activities totaled $115 million for 2009, $275 million for 2008, and $124 million for 2007. The decrease in 2009 over 2008 was due principally to proceeds from the sale of 330 residential units and two commercial units at the Company’s Keola La’i condominium project in 2008 and lower Agribusiness and Matson earnings in 2009. The increase in 2008 over 2007 was due principally to proceeds from the sale of units at Keola La’i previously mentioned, lower 2008 spending on real estate development inventory, partially offset by lower 2008 Agribusiness and Matson earnings and higher 2008 income tax payments.

Cash flows used in investing activities were $31 million for 2009, $149 million for 2008, and $145 million for 2007. Of the 2009 amount, $31 million was for capital expenditures, including $14 million related to real estate investments, $13 million related to the purchase of transportation-related assets, and $4 million principally related to routine replacements for agricultural operations. Other cash flows used in investing activities included $48 million related principally to additional investments in joint venture projects. These cash outflows were offset by $32 million in cash proceeds received that were primarily related to property sales, $10 million due principally to the consolidation of HS&TC, and $6 million principally related to distributions from joint ventures. The cash used in investing activities for 2009 excludes $95 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Of the 2008 amount, $109 million was for capital expenditures, including $54 million related to real estate investments, such as the reverse 1031 acquisition of Savannah Logistics Center and other leasing portfolio improvements, $38 million related to the purchase of transportation-related assets, and $15 million principally related to routine replacements for agricultural operations. Other cash flows used in investing activities included $41 million related to additional investments in joint venture projects, and $24 million for the acquisition of PACAM. These cash outflows were partially offset by $27 million in cash proceeds received that were primarily related to property sales. The $149 million of cash used in investing activities for 2008 excludes $46 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate held-for-sale are excluded from capital expenditures and included in Cash Flows from Operating Activities because they are considered an operating activity of the Company.

Of the 2007 amount, $122 million was for capital expenditures that included $68 million for the purchase of transportation-related assets, $34 million for real estate leasing and property improvements (excluding non-cash 1031 transactions and real estate development activity), and $20 million related to agricultural operations, primarily for the expansion of specialty sugar facilities. The $122 million for 2007 excludes $91 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

           In 2010, the Company expects that its required minimum capital expenditures will approximate the amount required in 2009. However, in 2010, the Company’s total capital budget is expected to be approximately $335 million, which includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to the Company’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period). Approximately $130 million of the total projected capital budget relate to ongoing real estate development and maintenance capital, including the Company’s Kukui’ula project, approximately $130 million relate to currently unidentified 1031 lease portfolio acquisitions, and approximately $75 million relate to currently unidentified real estate development opportunities. The $205 million budgeted for capital expenditures related to currently unidentified investments will be highly dependent on the identification of attractive investment opportunities. However, should these investment opportunities arise, the Company believes it has adequate sources of liquidity to fund these investments.

Cash flows used in financing activities for 2009 totaled $87 million, compared with $124 million and $7 million used in 2008 and 2007, respectively. The decrease in cash used in financing activities for 2009, relative to 2008, was principally due to 2008 share repurchases totaling approximately $59 million, partially offset by a net reduction in debt of $34 million in 2009 compared with a net decrease in debt of $16 million in 2008. The increase in cash used in financing activities for 2008, relative to 2007, was principally due to a net reduction in debt of $16 million in 2008 compared with a net increase in debt of $66 million in 2007, share repurchases totaling approximately $59 million, compared with approximately $33 million for 2007, and $3 million in higher dividends in 2008.

In December 2009, the Company’s board of directors authorized the repurchase of up to two million shares of its common stock in the open market, in privately-negotiated transactions or by other means. The authorization expires on December 31, 2011. In 2009, the Company did not repurchase shares of its common stock. In 2008, A&B purchased 1,476,449 shares of its common stock on the open market at an average price of $40.33, a portion of which was purchased under a previous share authorization that expired December 31, 2009.

Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, sugar and coffee inventories that totaled approximately $215 million at December 31, 2009, an increase of $20 million from December 31, 2008. This net increase was due primarily to $14 million in higher sugar and coffee inventories and $9 million in higher account receivables balances, partially offset by $3 million in lower cash balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $471 million at the end of 2009 compared with $504 million at the end of 2008. As of December 31, 2009, available borrowings under these facilities, which are more fully described below, totaled $426 million.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in April 2012. On January 29, 2009, A&B committed to a fourth series of senior promissory notes, Series D notes, totaling $100 million under the facility, as more fully described in Note 7 to the consolidated financial statements. The notes carry interest at an annual fixed-rate of 6.9 percent with a final maturity on March 9, 2020. Interest is paid semi-annually and the principal under the note will be repaid in annual installments commencing in March 2012. At December 31, 2009, approximately $71 million was available under the facility.

The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of $225 million and $100 million facilities for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. At December 31, 2009, $34 million was outstanding and classified as current, $10 million in letters of credit had been issued against the facilities, and $281 million remained available for borrowing.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. which provides for a 10-year commitment beginning in June 2005. The maximum amount that can be outstanding under the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The incremental cost to borrow under the facility is 0.225 percent above LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. As of December 31, 2009, no amount was outstanding under the facility and approximately $74 million remained available.

 The Company’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders’ equity and maximum debt to EBITDA ratios. At December 31, 2009, the Company was in compliance with all such covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

The Company’s and Matson’s credit ratings from Standard and Poor’s (“S&P”) were both BBB+ with a negative outlook, as indicated in an S&P research update issued June 12, 2009. Factors that can impact the Company’s and Matson’s credit ratings include changes in operating performance, the economic environment, conditions in industries in which the Company has operations, and the Company’s and Matson’s financial position. If a credit downgrade were to occur, it could adversely impact, among other things, future borrowing costs and access to capital markets.

Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company expects its leverage will remain at levels comparable to 2009.

Tax-Deferred Real Estate Transactions:  Sales – During 2009, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $116 million. The proceeds were generated primarily from the sales of Southbank II, Pacific Guardian Tower, the Village at Indian Wells, Hawaii Business Park, and San Jose Avenue Warehouse.

Purchases – During 2009, the Company utilized $102 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2009 included the purchase of Activity Distribution Center, Waipio Industrial Court, North Point, Waipio Shopping Center, and the Firestone Boulevard Building.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2009, approximately $61 million of proceeds from tax-deferred sales had not been reinvested, which includes $1 million that will not be reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:   At December 31, 2009, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2010	2011-2012	2013-2014	Thereafter
Long-term debt obligations (including current portion)	(a)	$471	$65	$66	$88	$252
Estimated interest on debt	(b)	154	24	44	34	52
Purchase obligations	(c)	19	10	7	2	--
Post-retirement obligations	(d)	40	3	8	8	21
Non-qualified benefit obligations	(e)	37	23	2	3	9
Operating lease obligations	(f)	87	14	25	23	25
Total		$808	$139	$152	$158	$359

(a)
Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt as described in Note 7 to the Consolidated Financial Statements. Short-term debt includes amounts borrowed under revolving credit facilities, and therefore, the revolving debt balances could be rolled over through December 2011. However, these revolving debt balances have been reflected as payments due in 2010.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2009 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $21 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2015 through 2019. Post-retirement obligations are described further in Note 9 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations includes estimated payments to executives and directors under the Company’s four non-qualified plans. The $9 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2015 through 2019. Additional information about the Company’s non-qualified plans is included in Note 9 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in Note 8 to the Consolidated Financial Statements.

The Company has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. At December 31, 2009, the Company’s uncertain tax position liabilities totaled approximately $7 million.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 12 to the Consolidated Financial Statements of Item 8 in this Form 10-K

BUSINESS OUTLOOK

During 2009, the Hawaii economy continued to weaken as a result of macro-economic trends that first affected U.S. Mainland and international markets. The weakness in the Hawaii economy was reflected in various measures, most notably higher unemployment and a reduction in real personal income. These declines were driven by significantly lower levels of construction activity; significantly lower occupancy levels at hotels; reduced visitor spending in the state; reduced consumer demand for automobiles and other “big-ticket” discretionary items; and reduction in real estate sales activity. For 2010, the Company expects that economic conditions in Hawaii will begin to stabilize, but the Company does not anticipate an appreciable return to growth in 2010.

While economic conditions on the U.S. Mainland are expected to improve in 2010 relative to 2009, the Company expects that challenges will remain in markets in which the Company operates, including: the Western U.S. where the Company has commercial property and limited development interests; Asia-U.S. West Coast trade lanes, upon which the Company’s international shipping and stevedoring volumes are dependent; and throughout the U.S. Mainland, whose economic activity drives logistics volume.

While economic activity is not expected to improve markedly in the near-term, the Company expects that the current economic environment will create additional opportunities for growth. For example, the Company is seeing an increasing number of real estate investment opportunities at more attractive prices that could be pursued under the Company’s “Project X” real estate growth initiative. In 2010, in addition to “Project X” initiatives, the Company expects to reinvest, through 1031 exchanges, real estate sales proceeds, on a tax-deferred basis, to acquire quality, income producing commercial properties. The Company also anticipates it will invest in property development projects and joint venture investments that meet its strict underwriting criteria. Additionally, the Company will pursue further expansion of its product and service offerings in its transportation businesses where it believes it can leverage its core competencies.

The Company is committed to maintaining its strong balance sheet. Beginning in 2008 and continuing through 2009, the Company implemented a series of company-wide cost containment and capital reduction initiatives to preserve its financial position and prepare its businesses for expected lower levels of economic activity. These efforts included: fleet cost-reduction initiatives; deferral or elimination of non-essential capital expenditures; non-union workforce reductions; salary freezes; benefit and management incentive program reductions; and mandatory furloughs and forced vacations in its sugar operations. These actions have positioned the Company well and provide a stable platform to benefit from a pickup in business activity as the economy recovers.

A significant driver of the decline in reported earnings for the Company and its operating units in 2009, as compared to 2008, was a significant year-over-year negative shift in pension cost of $24 million, from pension income of $4 million in 2008 to a net pension cost of $20 million in 2009. This non-cash cost is not expected to change materially in 2010 as compared with 2009.

Transportation: Matson’s 2009 operating and financial performance was impacted by significant volume contraction, principally in the Hawaii trade lane, as a result of deteriorating economic conditions, as well as significant rate reductions in the China trade lane. Matson has been able to offset a portion of the impact from these factors through improved yields and better cargo mix in Hawaii and Guam, improved efficiencies in its fleet and shore-side asset deployment, and implementation of cost containment initiatives. Matson’s vessel utilization has improved steadily throughout the year, stemming principally from a transition to a nine-fleet deployment as well as the addition of a weekly call on the port of Xiamen, China. These actions, along with aggressive cost containment activities, have been an important factor in mitigating the impact of difficult economic conditions. At SSAT, the Company’s joint venture that operates terminals on the U.S. West Coast, previously expected benefits stemming from the addition of a large customer in the summer of 2009 began to materialize during the second half of 2009.

In 2010, the Company expects that container volume in Hawaii will flatten as economic conditions begin to stabilize. In Guam, the Company expects slight volume expansion. Rates in both of these markets are expected to remain stable. In China, volumes improved in the most recent quarter, but volatility in rates is expected to continue as the amount of excess capacity in the market fluctuates based on competing carrier actions. However, based on market trends seen since January 1, 2010, Matson believes that some firming in China trade rates from the lows in 2009 could occur during 2010, but the extent to which improved rates will persist throughout the year is dependent largely upon the rate setting process that will occur during the second quarter 2010 contracting season. The potential benefit of China rate increases in the second half of 2010 may positively impact the results in those quarters, offsetting likely negative year-over-year comparisons in the first half of 2010. Volume and operating profit at SSAT will continue to be impacted by reduced import volume from Asia until demand for imports improves, but the reduced volume projections are expected to be partially mitigated by the addition of a large customer in mid-2009 and prior cost-cutting initiatives.

In 2009, Matson Integrated Logistics experienced significantly lower volume and rate levels, as compared to prior year’s levels, which was reflective of the general economic contraction in the U.S., the excess capacity in the market, and competitive actions resulting from direct agreements between steamship lines and rail providers. This loss of intermodal volume may further impact MIL’s earnings prospects in the future. In 2010, no significant demand improvement in the industry is forecasted, although some volume improvement in certain of the Company’s highway brokerage business is expected. Warehousing and distribution revenue and volume are expected to increase in 2010 relative to 2009. The Company remains focused both on organic growth opportunities and operational efficiencies in its core logistics businesses while continuing to evaluate potential acquisition candidates.

Real Estate:  During 2009, occupancy levels in the Company’s commercial property portfolio declined, relative to 2008, as economic activity slowed. Occupancy levels remained high in Hawaii at 95 percent, but occupancy levels in the Company’s U.S. Mainland commercial property portfolio declined to 85 percent from 95 percent in 2008. Reduced mainland occupancy levels are primarily due to the addition of over 490,000 acquired and untenanted square feet at two logistics facilities, as well as higher vacancies in two other industrial properties. In 2010, the Company expects that occupancy levels will begin to stabilize, but also expects earnings to be negatively impacted by continued rent pressures and higher lease incentives while the economy recovers. Additionally, the Company will experience higher depreciation levels in its portfolio as a result of recent acquisition activity, which will further dampen 2010 operating profit. Other cash and non-cash fixed costs, such as property taxes, are expected to have a disproportionate negative impact to earnings if occupancy levels decline further.

In 2009, sales of commercial properties and land parcels were consummated at attractive prices, despite a challenging market environment. These sales, which are cash flow accretive, allow the Company to realize value created through appreciation and the Company’s active property and asset management efforts. At the same time, these sales allow for proceeds to be redeployed in assets offering higher future appreciation potential with the added benefit of tax deferral through 1031 exchanges. In 2010, the Company expects to continue its 1031 exchange program, but the timing, pricing and volume are difficult to forecast precisely and will be influenced by the attractiveness of potential sales prices as well as the return potential of the replacement property.

In 2010, the Company expects to see an increase in real estate investment opportunities that meet its underwriting criteria. Accordingly, the Company expects to increase its placement of capital for the real estate segments relative to 2009. In making these investments, the Company intends to focus primarily on investment opportunities in Hawaii. However, the timing and scale of these investments is not certain and will be dependent upon a number of factors, including, but not limited to, return and risk thresholds, underlying valuations, and the availability of alternative capital investment opportunities.

In 2009, unit sales activity for the Company’s residential development projects (including joint ventures) declined significantly from levels experienced in 2008. In 2010, the Company expects that residential development sales activity will remain suppressed. The Company will continue to vigorously pursue entitlement, design and permitting at various projects, which will position the Company well to meet demand that is expected to materialize over the longer-term as the real estate markets recover.

Agribusiness: In 2009, the Company’s Agribusiness operations generated significant losses due to reduced power sales, low sugar production and higher non-cash pension expenses. Power revenue was impacted by lower rates, stemming from lower crude oil prices and from a mid-2008 public utility commission ruling that modified the avoided cost formula, as well as by lower volume. In 2010, the Company expects that losses will moderate significantly, primarily due to improved sugar pricing and forecasted higher sugar production levels.

A comprehensive review of the Company’s sugar operations led to a decision to continue operations through 2010. This decision was based, among other factors, primarily on the recent spike in sugar prices, as well as prospects for increased sugar production. Continuation of operations beyond 2010, however, remains subject to a favorable outcome in the water cases pending before the State Commission on Water Resource Management, as well as other factors, such as the Company’s ability to attain higher sugar production levels. Favorable water rulings are critical to the long-term viability of the plantation. Resolution of the water cases is expected in the first half of 2010.

OTHER MATTERS

           Management Changes:  The following management changes occurred during 2009 and through February 25, 2010.

On October 22, 2009, the Company announced the retirement of W. Allen Doane, chairman of the board and chief executive officer. Effective January 1, 2010, Stanley M. Kuriyama, A&B president, succeeded Mr. Doane as chief executive officer.  Mr. Kuriyama was also named to serve on the A&B board of directors, effective January 1, 2010. Mr. Doane will continue to serve A&B as a director. Walter A. Dods, Jr., who had served as Lead Independent Director since 2006, became chairman of the A&B board, also effective January 1, 2010.

G. Stephen Holaday retired from his position as president, Agribusiness, where he held oversight responsibility for A&B’s Kauai Coffee Company, Inc., Kahului Trucking & Storage, Inc., and Kauai Commercial Company, Incorporated. His retirement was effective as of April 15, 2009.

Frank E. Kiger, formerly general manager of Hawaiian Commercial & Sugar Company, retired effective June 1, 2009.

Christopher J. Benjamin was appointed general manager, Hawaiian Commercial & Sugar Company, effective March 9, 2009, replacing Mr. Kiger. Mr. Benjamin also has assumed oversight responsibilities for A&B’s other Agribusiness units and continues to serve as senior vice president, chief financial officer and treasurer of Alexander & Baldwin, Inc.

James S. Andrasick, chairman of the board of Matson Navigation Company, Inc., retired effective August 31, 2009. Stanley M. Kuriyama was appointed chairman of the board of Matson effective September 1, 2009.

Robert C. Papworth, President of Matson Integrated Logistics, Inc., retired effective December 1, 2009.

Robert K. Sasaki, Vice Chairman of A&B Properties, Inc. retired effective January 1, 2010.

Kevin L. Halloran, vice president of corporate development and investor relations of A&B, announced his resignation, which will be effective February 28, 2010.

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

The Company’s fixed rate debt consists of $437 million in principal term notes. The Company’s variable rate debt consists of $34 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes A&B’s debt obligations at December 31, 2009, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2009 (dollars in millions)
								Fair Value at
								December 31,
	2010	2011	2012	2013	2014	Thereafter	Total	2009
Fixed rate	$31	$27	$39	$40	$48	$252	$437	$441
Average interest rate	5.68%	5.74%	5.77%	5.79%	5.81%	5.73%	5.75%
Variable rate	$34	$--	$--	$--	$--	$--	$34	$34
Average interest rate*	0.68%	--	--	--	--	--	0.68%

* Estimated interest rates on variable debt is determined based on the rate in effect on December 31, 2009. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time-to-time, the Company may invest its excess cash in short-term money market funds that purchase government securities and/or corporate debt securities. At December 31, 2009, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. Through its Capital Construction Fund, the Company may, from time-to-time, invest in mortgage-backed securities. At December 31, 2009 and 2008, these investments were not material.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 58 of this Form 10-K.

/s/ Stanley M. Kuriyama	/s/ Christopher J. Benjamin
Stanley M. Kuriyama	Christopher J. Benjamin
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
February 25, 2010	February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  We also have audited the Company's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 25, 2010

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2009	2008	2007
Operating Revenue:
Ocean transportation	$887	$1,021	$1,003
Logistics services	321	436	433
Real estate leasing	84	79	72
Real estate sales	16	225	23
Agribusiness	97	119	120
Total operating revenue	1,405	1,880	1,651
Operating Costs and Expenses:
Cost of ocean transportation services	740	825	789
Cost of logistics services	280	381	381
Cost of real estate sales and leasing	59	229	47
Cost of agribusiness goods and services	130	133	120
Selling, general and administrative	154	163	165
Total operating costs and expenses	1,363	1,731	1,502
Operating Income	42	149	149
Other Income and (Expense):
Gain on insurance settlement and other	--	8	1
Gain on consolidation of HS&TC (Note 3)	5	--	--
Equity in income of real estate affiliates	--	9	23
Impairment loss on investment	(2)	(2)	--
Interest income	--	1	3
Interest expense	(25)	(24)	(19)
Income From Continuing Operations Before Income Taxes	20	141	157
Income taxes	8	52	59
Income From Continuing Operations	12	89	98
Income from discontinued operations, net of income taxes (Note 2)	32	43	44
Net Income	$44	$132	$142

Basic Earnings per Share of Common Stock:
Continuing operations	$0.29	$2.17	$2.30
Discontinued operations	0.79	1.04	1.04
Net income	$1.08	$3.21	$3.34
Diluted Earnings per Share of Common Stock:
Continuing operations	$0.29	$2.15	$2.27
Discontinued operations	0.79	1.04	1.03
Net income	$1.08	$3.19	$3.30

Weighted Average Number of Shares Outstanding:
Basic	41.0	41.2	42.5
Diluted	41.1	41.5	43.1

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2009	2008	2007
Cash Flow from Operating Activities:
Net income	$44	$132	$142
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	105	101	93
Deferred income taxes	1	19	26
Gains on disposal of assets, net of impairment losses	(51)	(91)	(64)
Casualty gain from receipt of insurance proceeds	--	(8)	--
Gain on consolidation of HS&TC	(5)	--	--
Share-based expense	9	11	17
Equity in income of affiliates, net of distributions	(1)	11	1
Changes in operating assets and liabilities:
Accounts and notes receivable	(16)	24	(9)
Inventories	(6)	(6)	(3)
Prepaid expenses and other assets	(5)	3	12
Deferred dry-docking costs	10	(9)	(22)
Liability for employee benefit plans	--	(3)	(3)
Accounts and income taxes payable	20	(37)	19
Other liabilities	11	(17)	14
Real Estate Developments Held for Sale:
Real estate inventory sales	5	184	11
Expenditures for real estate inventory	(6)	(39)	(110)
Net cash provided by operations	115	275	124
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(31)	(109)	(122)
Proceeds from disposal of income-producing property, investments and other assets	32	19	18
Proceeds from insurance settlement related to 2005 casualty loss	--	8	--
Deposits into Capital Construction Fund	(4)	(7)	(30)
Withdrawals from Capital Construction Fund	4	8	30
Acquisition of businesses, net of cash acquired	10	(27)	--
Payments for purchases of investments	(48)	(60)	(43)
Proceeds from sale and maturity of investments	6	19	2
Net cash used in investing activities	(31)	(149)	(145)
Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	241	127	139
Payments of long-term debt and deferred financing costs	(288)	(138)	(88)
Proceeds from (payments on) short-term borrowings, net	13	(5)	15
Repurchases of capital stock	--	(59)	(33)
Proceeds from issuance of capital stock, net of excess tax benefit	(1)	2	8
Dividends paid	(52)	(51)	(48)
Net cash used in financing activities	(87)	(124)	(7)
Cash and Cash Equivalents:
Net increase (decrease) for the year	(3)	2	(28)
Balance, beginning of year	19	17	45
Balance, end of year	$16	$19	$17
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(24)	$(25)	$(25)
Income taxes paid	$(38)	$(63)	$(55)
Non-cash Activities:
Debt assumed in real estate purchase	$--	$11	$--
Tax-deferred property sales	$109	$112	$83
Tax-deferred property purchases	$(95)	$(46)	$(91)

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$16	$19
Accounts and notes receivable, less allowances of $10 for 2009 and $8 for 2008	172	163
Inventories	43	28
Real estate held for sale	36	20
Deferred income taxes	6	--
Section 1031 exchange proceeds	1	23
Prepaid expenses and other assets	33	31
Total current assets	307	284
Investments in Affiliates	242	208
Real Estate Developments	88	78
Property – net	1,536	1,590
Employee Benefit Plan Assets	3	3
Other Assets	204	187
Total	$2,380	$2,350
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$65	$52
Accounts payable	132	105
Payroll and vacation benefits	18	18
Uninsured claims	9	10
Deferred income taxes	--	1
Accrued and other liabilities	73	52
Total current liabilities	297	238
Long-term Liabilities
Long-term debt	406	452
Deferred income taxes	428	414
Employee benefit plans	116	122
Uninsured claims and other liabilities	48	52
Total long-term liabilities	998	1,040
Commitments and Contingencies (Note 12)
Shareholders’ Equity
Capital stock – common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 41.0 million shares in 2009 and 2008	33	33
Additional capital	210	204
Accumulated other comprehensive loss	(81)	(96)
Retained earnings	934	942
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,085	1,072
Total	$2,380	$2,350

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2009
(In millions, except per-share amounts)

						Accumulated
	Capital Stock					Other
	Issued		In Treasury			Compre-
		Stated			Additional	hensive	Retained
	Shares	Value	Shares	Cost	Capital	Loss	Earnings	Total

Balance, December 31, 2006	46.2	35	3.6	(11)	179	(19)	843	1,027
Net income	—	—	—	—	—	—	142	142
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain (loss)	—	—	—	—	—	14	—	14
Less: Amortization of net (gain) loss	—	—	—	—	—	1	—	1
Total comprehensive income								157
Shares repurchased	(0.7)	(1)	—	—	(4)	—	(28)	(33)
Shares issued	0.5	—	—	—	8	—	—	8
Share-based compensation	—	—	—	—	17	—	—	17
Adjustment to initially adopt accounting for uncertain tax positions	—	—	—	—	—	—	2	2
Dividends ($1.12 per share)	—	—	—	—	—	—	(48)	(48)
Balance, December 31, 2007	46.0	34	3.6	(11)	200	(4)	911	1,130
Net income	—	—	—	—	—	—	132	132
Other comprehensive income, net of tax:
Defined benefit plans:
Net loss/prior service cost	—	—	—	—	—	(93)	—	(93)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	1	—	1
Total comprehensive income								40
Shares repurchased	(1.4)	(1)	—	—	(8)	—	(50)	(59)
Shares issued	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	11	—	—	11
Dividends ($1.23 per share)	—	—	—	—	—	—	(51)	(51)
Balance, December 31, 2008	44.6	33	3.6	(11)	204	(96)	942	1,072

Net income	—	—	—	—	—	—	44	44
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	7	—	7
Less: Amortization of net loss/prior service cost	—	—	—	—	—	8	—	8
Total comprehensive income								59
Excess tax benefit and share withholding	—	—	—	—	(3)	—	—	(3)
Share-based compensation	—	—	—	—	9	—	—	9
Dividends ($1.26 per share)	—	—	—	—	—	—	(52)	(52)
Balance, December 31, 2009	44.6	$33	3.6	$(11)	$210	$(81)	$934	$1,085

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

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Services segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity (SSA Terminals, LLC or “SSAT”) that provides terminal and stevedoring services at U.S. Pacific Coast facilities. The Logistics Services segment, which is conducted through Matson Integrated Logistics, Inc. (“MIL”), a wholly-owned subsidiary of Matson, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services and warehousing and distribution services (collectively “Highway”). Warehousing and distribution services are provided by Matson Global Distribution Services, Inc. (“MGDS”), a wholly-owned subsidiary of MIL. MGDS’s operations also include Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging, and distribution company.

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

Agribusiness: Agribusiness, which contains one segment, produces and transports bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee, green coffee and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity. In the fourth quarter of 2009, the Company became the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services to its members, and therefore, the Company consolidated HS&TC beginning December 1, 2009 in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810 related to consolidation.

Principles of Consolidation:  The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly-owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary that absorbs the majority of the expected losses, or receives a majority of the expected residual returns, or both, of a variable interest entity.

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

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) legal contingencies, (iii) allowance for doubtful accounts, (iv) revenue recognition for long-term real estate developments, (v) self-insured liabilities, (vi) pension and postretirement estimates, and (vii) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a weighted-average maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $22 million and $15 million at December 31, 2009 and 2008, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at December 31, 2009 was $471 million and $475 million, respectively and $504 million and $471 million at December 31, 2008, respectively.

Allowance for Doubtful Accounts:  Allowance for doubtful accounts are established by management based on estimates of collectibility. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2009 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2007	$14	$--	$(2)	$12
2008	$12	$1	$(5)	$8
2009	$8	$3	$(1)	$10

Inventories:  Sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.  Inventories at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Sugar and coffee inventories	$28	$13
Materials and supplies inventories	15	15
Total	$43	$28

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

Property:  Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Costs of developing coffee orchards are capitalized during the development period and depreciated over the estimated productive lives. Upon acquiring commercial real estate that is deemed a business, the Company records land, buildings, leases above and below market, and other intangibles based on their fair values. Due diligence costs are expensed as incurred.

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

Capitalized Interest:  Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $26 million, $25 million, and $26 million in 2009, 2008, and 2007, respectively. Capitalized interest was $1 million and $7 million in 2008 and 2007, respectively. Capitalized interest in 2009 was not material.

Impairment of Long-Lived Assets:  Long-lived assets are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets for impairment; however, no impairment charges were recorded as a result of this process. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is considered other-than-temporary. In evaluating the fair value of an investment, the Company reviews discounted projected cash flows associated with the investment and other relevant information. In evaluating  whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to, among others, estimates of the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates. Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if the current market conditions continue to deteriorate or a joint venture’s plans change, additional impairment charges may be required in future periods, and those charges could be material.

In 2009, the Company evaluated certain investments in unconsolidated affiliates for impairment. As a result of this process, the Company recorded an impairment loss of approximately $2.5 million related to its Ka Milo joint venture investment. Continued weakness in the real estate sector or difficulty in obtaining or renewing project-level financing may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Goodwill and Intangible Assets:  Goodwill and intangibles are recorded on the consolidated balance sheets as other non-current assets. Recorded goodwill is related to the acquisition of logistic service entities and earnout obligations (see Note 3). Recorded intangible assets are related to logistic service entity acquisitions as well as the acquisition of commercial properties. The Company reviews goodwill for potential impairment on an annual basis, or more frequently if indications of impairment exist. Intangible assets are reviewed for impairment whenever events or changes in circumstances would indicate the carrying amount of the intangible assets may not be recoverable. There were no impairments of goodwill or intangible assets in 2009, 2008, or 2007.

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows (in millions):

Goodwill

Balance, December 31, 2007	$12
Additions	14
Balance, December 31, 2008	26
Additions	1
Balance, December 31, 2009	$27

Intangible assets for the years ended December 31 included the following (in millions):

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$12	$(4)	$12	$(3)
In-place leases	11	(4)	8	(2)
Other	8	(4)	6	(3)
Total assets	$31	$(12)	$26	$(8)

Aggregate intangible asset amortization was $4 million, $3 million, and $2 million for 2009, 2008, and 2007, respectively. Future estimated amortization expense related to intangibles are as follows (in millions):

Estimated Amortization

2010	$4
2011	3
2012	2
2013	2
2014	1

Investment in Note Receivable: As of December 31, 2009, the Company had invested, as part of its real estate investment strategy, $11 million in a note receivable secured by real estate. The note was classified as a non-current asset. At acquisition, due to evidence of deterioration of credit quality, it was probable that the Company would not be able to collect all contractually required payments. Accordingly, the note receivable was acquired at a discount. The note receivable was recorded at cost with no valuation allowance, and no interest income is being accrued.

1031 Exchange Proceeds: As of December 31, 2009 and 2008, the Company had $61 million and $71 million, respectively, of proceeds related to qualifying 1031 tax-deferred sales. These proceeds are classified as non-current assets on the consolidated balance sheets until reinvested in qualifying property.

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

Logistics Services Revenue Recognition:  The revenue for logistics services includes the total amount billed to customers for transportation services. The primary costs include purchased transportation services.  Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the percentage-of-completion method. The Company reports revenue on a gross basis. The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

Real Estate Sales Revenue Recognition:   Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances is reasonably assured. For certain development projects that have material continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

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

Sugar and Coffee Revenue Recognition: Revenue from bulk raw sugar sales and coffee sales is recorded when title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

Non-voyage Ocean Transportation Costs:  Depreciation, charter hire, terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

Agricultural Costs:  Costs of growing and harvesting sugar cane are charged to the cost of inventory in the year incurred and to cost of sales as raw sugar is sold. Costs of growing coffee, excluding orchard development costs, are charged to inventory in the year incurred and to cost of sales as coffee is sold.

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

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 11.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options, non-vested common stock, and non-vested stock units. The computation of average dilutive shares outstanding excluded non-qualified stock options to purchase 1.8 million, 1.1 million, and 0.2 million shares of common stock for 2009, 2008, and 2007, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	2009	2008	2007

Denominator for basic EPS: weighted average shares outstanding	41.0	41.2	42.5
Effect of dilutive securities:
Outstanding stock options, non-vested stock, and non-vested stock units	0.1	0.3	0.6
Denominator for diluted EPS: weighted average shares outstanding	41.1	41.5	43.1

On January 27, 2010, the Company granted to employees, non-qualified stock options exercisable into 422,156 shares of common stock at $33.02 per share, 69,540 shares of time-based restricted stock units, and 92,743 shares of performance-based restricted stock units. The time-based restricted stock units vests ratably over three years and the performance-based restricted stock units vests ratably over three years, provided that the one-year performance target is achieved.

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

Restricted Net Assets of Subsidiaries: Matson is subject to restrictions on the transfer of net assets under certain debt agreements. These restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2009, the amount of net assets of Matson that may not be transferred to the Company was approximately $286 million.

Derivative Financial Instruments:  The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2009 and 2008, there were no material derivative instruments held by the Company.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions. Accumulated other comprehensive loss principally includes amortization of deferred pension/postretirement costs. The components of other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Unrealized components of benefit plans:
Pension plans	$(73)	$(90)	$2
Postretirement plans	--	1	3
Non-qualified benefit plans	(6)	(5)	(6)
SSAT pension plan and other	(2)	(2)	(3)
Accumulated other comprehensive loss	$(81)	$(96)	$(4)

Environmental Costs:  Environmental exposures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held–for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2009 or 2008.

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

Impact of Recently Issued Accounting Standards:  In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2010 fiscal year, although early adoption is permitted. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if there is no history of selling the deliverable on a stand-alone basis nor third-party evidence of selling price. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company in 2010. The Company is currently assessing the potential effect of this guidance on its consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies that amend the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination under previously issued guidance. The revised authoritative guidance requires that such contingencies be recognized at fair value on the acquisition date if fair value can be reasonably estimated during the allocation period. This authoritative guidance will be effective for the Company in 2010. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.           DISCONTINUED OPERATIONS

During 2009, the sales of an office/retail property on Oahu for $37.9 million, a retail shopping center in California for $20.3 million, an office building in Arizona for $20.1 million, an industrial property on Oahu for $13.0 million, an industrial property in California for $8.3 million, and various parcels on Maui have been classified as discontinued operations. Additionally, a retail property on Oahu was classified as discontinued operations (the Company sold the property in January 2010).

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2009, 2008, and 2007 were as follows (in millions, except per share amounts):

	2009	2008	2007

Sales Revenue	$110	$125	$95
Leasing Revenue	$14	$26	$35
Sales Operating Profit	$44	$55	$51
Leasing Operating Profit	$8	$14	$20
Income Tax Expense	$20	$26	$27
Income from Discontinued Operations	$32	$43	$44
Basic Earnings Per Share	$0.79	$1.04	$1.04
Diluted Earnings Per Share	$0.79	$1.04	$1.03

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

3.           ACQUISITIONS AND RELATED-PARTY TRANSACTIONS

The Company’s Hawaiian Commercial & Sugar Company division and Gay & Robinson (“G&R”) were members in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services to its members. In the fourth quarter of 2009, G&R ceased the production of raw sugar. As a result of G&R’s cessation of raw sugar production in the fourth quarter of 2009, G&R’s membership in the cooperative terminated because a cooperative member must be an active producer. Consequently, upon G&R’s withdrawal, the Company became the sole member in HS&TC and consolidated HS&TC beginning December 1, 2009.

The identifiable assets and liabilities from HS&TC were recorded based upon their estimated fair values at December 1, 2009. Approximately $5 million of identifiable assets, net of liabilities, measured at fair value, was recorded as a gain and classified as Other Income (Expense) in the consolidated statements of income. In consolidation, approximately $11 million of cash, $6 million in fixed assets, $8 million in inventory, $2 million in prepaid and other assets, and $22 million in accrued and other liabilities were recorded.

The Company consolidated the results of operations of HS&TC effective December 1, 2009. The Company has not presented unaudited pro forma results of operations because the consolidation of HS&TC is not material to its consolidated results of operations, financial position or cash flows.

Under the terms of a supply contract between HS&TC and C&H Sugar Company, Inc. (“C&H”), C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. Revenue from raw sugar and molasses sold to HS&TC, prior to December 1, 2009, was $38 million, $45 million, and $53 million during 2009, 2008, and 2007, respectively.

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

The purchase price was approximately $24 million in cash, including transaction costs. The total purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date, with the excess purchase price allocated to goodwill. Approximately $3 million was allocated to fixed assets, $1 million was allocated to accounts receivable, accounts payable and other accrued liabilities, $9 million was allocated to identifiable intangibles, principally customer relationships, and $11 million was allocated to goodwill. Commencing with the date of the acquisition, identifiable intangibles are being amortized to general and administrative expense over an average useful life of 13 years. The goodwill recorded is deductible for tax purposes.

The results of operations of PACAM were included in the Company’s consolidated financial statements effective August 29, 2008. The Company has not presented unaudited pro forma results of operations because the acquisition of PACAM is not material to its consolidated results of operations, financial position or cash flows.

4.           INVESTMENTS IN AFFILIATES

At December 31, 2009 and 2008, investments consisted principally of equity in limited liability companies. The Company does not have a controlling financial interest in any of these investments and, accordingly, accounts for its investments using the equity method of accounting. Consolidated retained earnings at December 31, 2009 that represent undistributed earnings of investments in affiliates was approximately $32 million. Dividends and distributions from unconsolidated affiliates totaled $8 million, $30 million, and $36 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company’s investments in affiliates are summarized, by industry, as follows (in millions):

	2009	2008
Investment in Unconsolidated Affiliated Companies:
Real Estate and Other	$195	$164
Transportation	47	44
Total Investments	$242	$208

Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments by industry at December 31 is as follows (in millions):

	2009		2008

	Real Estate	Transportation	Real Estate	Transportation

Current assets	$48	$60	$61	$46
Noncurrent assets	554	118	497	113
Total assets	$602	$178	$558	$159

Current liabilities	$97	$29	$61	$35
Noncurrent liabilities	111	26	148	11
Total liabilities	$208	$55	$209	$46

	Year Ended December 31,
	2009	2008	2007
Real Estate:
Operating revenue	$14	$73	$132
Operating costs and expenses	9	47	90
Operating income	$5	$26	$42
Income from continuing operations	$1	$22	$38
Net income	$1	$22	$38

Transportation:
Operating revenue	$476	$505	$519
Operating costs and expenses	470	502	494
Operating income	$6	$3	$25
Income from continuing operations*	$20	$13	$32
Net income	$20	$13	$32

* Includes earnings from equity method investments held by the investee.

           Real Estate: At December 31, 2009, the Company and its real estate subsidiaries had investments in various joint ventures that operate and/or develop real estate. The Company does not have a controlling financial interest in any of these ventures and, accordingly, accounts for its investments in the real estate ventures using the equity method of accounting. A summary of the Company’s principal investments is as follows:

a)
Kukui’ula:  In April 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui’ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units. The capital contributed by A&B to the joint venture, including the value of land initially contributed, was $138 million as of December 31, 2009, and DMB has contributed $161 million. The Company has a 50-percent voting interest in the venture.

b)
Kai Malu at Wailea:  In April 2004, the Company entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units.  Sales commenced in 2006, with 135 units closed as of year end. As of December 31, 2009, six of the remaining 15 units have been leased. The Company has a 50-percent voting interest in the venture.

c)
Ka Milo at Mauna Lani:  In April 2004, the Company entered into a joint venture with Brookfield Homes Hawaii Inc. to develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii. A total of 27 units were constructed in 2007 and 2008 and, as of year-end 2009, 20 units had closed. In December 2009, the project’s construction loan, with a year-end balance of $15.8 million, matured. The venture is negotiating with the lender to refinance the loan (see Note 12). Due to market conditions, the Company recorded an impairment loss of approximately $2.5 million in December 2009. Construction of the remaining units in the project has been deferred until a new business plan is evaluated for the future construction of the remaining units. The Company has a 50-percent voting interest in the venture.

d)
Crossroads Plaza: In June 2004, the Company entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres of commercial-zoned land in Valencia, California. The property was acquired in August 2004 and construction of the center was completed in 2008. In August 2009, a $12 million construction loan held by the venture matured. The joint venture is currently negotiating with the lender to extend the maturity date of the loan (see Note 12). As of December 31, 2009, occupancy was 85 percent. The Company has a 50-percent voting interest in the venture.

e)
Bridgeport Marketplace: In July 2005, the Company entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8 acres in Valencia, California. Construction of the center was completed in 2009 and is 95 percent leased. The Company has a 50-percent voting interest in the venture.

f)
Waiawa:  In August 2006, the Company entered into a joint venture with an affiliate of Gentry Investment Properties, for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu. In the second half of 2009, the master development agreement for the Waiawa lands between Kamehameha Schools and Gentry was terminated. However, because the joint venture has fee simple ownership, or the right to acquire at no cost, approximately 58 acres of developable land, in addition to 125 acres of gulch land required for the major project land bridge and road leading to the project, the venture and the Company continue to evaluate their options for the development of this master-planned community. The Company has a 50-percent voting interest in the venture.

g)
Bakersfield:  In November 2006, the Company entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000 square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California. The parcel was acquired in November 2006. Development plans remain on hold due to current economic conditions.  The Company has a 50-percent voting interest in the venture.

h)
Kukui’ula Village:  In August 2007, the Company entered into a joint venture with DMB Kukui`ula Village LLC for the development of Kukui’ula Village, a planned 91,700 square-foot commercial center located at the entrance of the Kukui’ula project. Construction on 83,600 square feet commenced in 2008, was completed in March 2009, and the center opened for business in August 2009. As of December 31, 2009, the center was 56 percent leased. The Company has a 50-percent voting interest in the venture.

i)
Santa Barbara Ranch:  In November 2007, the Company entered into a joint venture with Vintage Communities, LLC (“Vintage”), a residential developer headquartered in Newport Beach, California. Vintage and its affiliates intend to develop 1,040 acres for an exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara. The joint venture owns approximately 22 acres in the project. In 2008, due to the deterioration in the local real estate market, the Company recorded a $3 million impairment loss. Additionally, in 2008, because the Company declined to provide any further equity funding, Vintage and its affiliate had the option to purchase the Company’s investment for $15 million plus a 12 percent preferred return (“Preferred Return”). Since Vintage and its affiliate failed to exercise this option, the Company, in its sole discretion, has the right to cause the joint venture to sell certain Santa Barbara land parcels to satisfy the Company’s investment basis plus the Preferred Return. The Company continues to evaluate alternatives to maximize the value of the venture’s assets that serve as collateral for the repayment of its investment. The Company has a 50-percent voting interest in the venture.

j)
Palmdale Trade & Commerce Center:  In December 2007, the Company entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000 square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia. The parcel was contributed to the venture in 2008. Development plans were placed on hold due to current market conditions, although the venture is continuing with water infrastructure work. The Company has a 50-percent voting interest in the venture.

           Transportation:  Matson owns a 35-percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC (“SSAT”), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The “Cost of transportation services” included approximately $135 million, $145 million, and $150 million for 2009, 2008, and 2007, respectively, paid to this unconsolidated affiliate for terminal services.

The Company’s equity in earnings of its unconsolidated transportation affiliate of $6 million, $5 million, and $11 million for 2009, 2008, and 2007, respectively, were included on the consolidated statements of income with costs of transportation services because the affiliate is integrally related to the Company’s Ocean Transportation segment, providing all terminal services to Matson on the U.S. West Coast.

5.           PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	2009	2008

Vessels	$1,216	$1,209
Machinery and equipment	609	596
Buildings	507	522
Land	165	146
Water, power and sewer systems	119	115
Other property improvements	99	112
Total	2,715	2,700
Less accumulated depreciation and amortization	(1,179)	(1,110)
Property – net	$1,536	$1,590

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

Under the terms of the CCF agreement, Matson may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF. At December 31, 2009, Matson has accrued a $4.4 million withdrawal from the CCF and a $4.4 million deposit to the CCF, reflecting a zero net balance in the consolidated balance sheets.

As of December 31, 2009, there was no CCF deposit balance. As of December 31, 2008, the balance on deposit in the CCF totaled $0.1 million.

7.           NOTES PAYABLE AND LONG-TERM DEBT

           At December 31, 2009 and 2008, notes payable and long-term debt consisted of the following (in millions):

	2009	2008

Revolving Credit loans, (0.68% for 2009 and 1.16% for 2008)	$34	$135
Title XI Bonds:
5.27%, payable through 2029	44	46
5.34%, payable through 2028	42	44
Term Loans:
6.90%, payable through 2020	100	--
4.79%, payable through 2020	73	81
5.55%, payable through 2017	50	50
5.53%, payable through 2016	50	50
4.10%, payable through 2012	25	30
5.56%, payable through 2016	25	25
6.20%, payable through 2013	11	11
6.38%, payable through 2017	8	8
7.42%, payable through 2010	3	6
4.31%, payable through 2010	3	6
5.88%, payable through 2014	3	3
7.55%, payable through 2009	--	7
7.57%, payable through 2009	--	2
Total debt	471	504
Less current portion	(65)	(52)
Long-term debt	$406	$452

Long-term Debt Maturities: At December 31, 2009, debt maturities during the next five years and thereafter are $65 million in 2010, $27 million in 2011, $39 million in 2012, $40 million in 2013, $48 million in 2014 and $252 million thereafter.

Revolving Credit Facilities:  The Company has two revolving senior credit facilities with six commercial banks that expire in December 2011. The revolving credit facilities provide for an aggregate commitment of $325 million, which consists of $225 million and $100 million facilities for A&B and Matson, respectively. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. At December 31, 2009, $34 million was outstanding and classified as current, $10 million in letters of credit had been issued against the facility, and $281 million remained available for borrowing.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. that expires in June 2015. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing in June 2007. The incremental borrowing rate for the facility is 0.225 percent over LIBOR through June 2010. For the remaining term, the incremental borrowing rate is 0.300 percent over LIBOR. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum net worth levels, minimum working capital levels, and maximum ratio of long-term debt to net worth. At December 31, 2009, no amount was outstanding and approximately $74 million remained available for borrowing.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. In 2009, the Company borrowed $100 million at 6.9% with a final maturity in March 2020. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2009, approximately $71 million was available under the facility.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2009 totaled $426 million.

Title XI Bonds:  In August 2004, Matson partially financed the delivery of the MV Maunawili with $55 million of 5.27 percent fixed-rate, 25-year term, U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds, which are secured by the MV Maunawili, are payable in $1.1 million semiannual payments.

In September 2003, Matson partially financed the delivery of the MV Manukai with $55 million of 5.34 percent fixed-rate, 25-year term, Title XI bonds. These bonds, which are secured by the MV Manukai, are payable in $1.1 million semiannual payments.

Vessel Secured Term Debt:  Matson has an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance for $120 million. Included in the agreement are Series A and Series B notes. Series A represents a $15 million note and Series B represents 15-year term notes totaling $105 million. Both series are secured by the MV Manulani. The Series A note carries interest at 4.31 percent with $3 million currently outstanding. The Series B notes carry interest at 4.79 percent with $73 million currently outstanding.

Real Estate Secured Term Debt:  In June 2005, A&B Properties, Inc., a wholly owned subsidiary of the Company, assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan, with an outstanding amount of $11 million at December 31, 2009, carries interest at 6.2 percent and matures in October 2013.

In December 2008, A&B Properties, Inc. assumed approximately $13 million of secured debt, with a fair value of $11 million at the time of acquisition, under two notes in connection with the purchase of the Midstate 99 Distribution Center in Visalia, California. At December 31, 2009, the notes had outstanding amounts of $8 million and $3 million, and carry interest at 6.38 percent and 5.88 percent, respectively. The $9 million note matures in August 2017 and the $4 million note matures in April 2014.

8.           LEASES

The Company as Lessee: Principal non-cancelable operating leases include land, office and terminal facilities, containers and equipment, leased for periods that expire through 2036. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $30 million, $31 million, and $32 million for 2009, 2008, and 2007, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under non-cancelable operating leases as of December 31, 2009 were as follows (in millions):

Operating Leases

2010	$14
2011	13
2012	12
2013	12
2014	11
Thereafter	25
Total minimum lease payments	$87

In addition to the future minimum lease payments above, the Company has an operating lease for terminal facilities in Honolulu that includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were approximately $16 million in 2009, $16 million in 2008, and $17 million in 2007, and there were no minimum annual guarantee payments in any year.

The Company as Lessor:  The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2009 and 2008 were as follows (in millions):

	2009	2008

Leased property - real estate	$694	$693
Less accumulated depreciation	(101)	(102)
Property under operating leases - net	$593	$591

Total rental income under these operating leases for each of the three years in the period ended December 31, 2009 was as follows (in millions):

	2009	2008	2007

Minimum rentals	$78	$82	$80
Contingent rentals (based on sales volume)	3	4	4
Total	$81	$86	$84

Future minimum rentals on non-cancelable leases at December 31, 2009 were as follows (in millions):

Operating Leases

2010	$67
2011	57
2012	43
2013	33
2014	24
Thereafter	80
Total	$304

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

Plan Administration, Investments and Asset Allocations:  The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options. The Investment Committee is also responsible for appointing investment managers. The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. The Company’s investment policy does not permit investment in certain types of assets, such as options, commodities, or real estate mortgages, or the use of certain strategies, such as short selling or the purchase of securities on margin.

The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that provides for attractive long-term growth with an acceptable level of risk, but also to provide sufficient liquidity to fund ongoing benefit payments. The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives. The Company’s weighted-average asset allocations at December 31, 2009 and 2008, and 2009 year-end target allocation, by asset category, were as follows:

Target	2009	2008

Domestic equity securities	60%	61%	50%
International equity securities	10%	11%	12%
Debt securities	15%	15%	9%
Real estate	15%	8%	16%
Other and cash	-	-	5%	13%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also include an allocation to international equity securities. Equity investments in the defined benefit plan assets do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include private equity investments in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension returns (losses) were 16.8 percent, (3.7) percent, and 3.0 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.3 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers. Due to volatile market performance in recent years, the Company has reduced its long-term rate of return assumption from 8.5% in 2009 to 8.25% in 2010 and believes that the change is appropriate given the Company’s investment portfolio’s historical performance and the Company’s target asset allocation.

The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy, which requires the pension plans to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurements) and assigns the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Significant other observable inputs other than level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the pension plans’ own assumptions about the assumptions that market participants would use in pricing an asset or liability.

If the technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

Equity Securities: Domestic and international common stocks are valued by obtaining quoted prices on recognized and highly liquid exchanges.

Fixed Income Securities: Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the active market in which the security is traded. U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporates other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

Real Estate, Private Equity, and Insurance Contract Interests: The fair value of real estate, private equity, and insurance contract interests are determined by the issuer based on the unit values of the funds. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through independent property appraisals. Fair value of underlying investments in private equity assets is determined based on information provided by the general partner taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided to the general partner, and such other factors as the general partner deems relevant. Insurance contracts are principally invested in real estate assets, which are valued based on independent appraisals.

The fair values of the Company’s pension plan assets at December 31, 2009, by asset category, are as follows (in millions):
	Fair Value Measurements as of
	December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$7	$7	$--	$--
Equity securities:
U.S. large-cap	121	121	--	--
U.S. mid- and small-cap	36	36	--	--
International large-cap	30	30	--	--
Fixed income securities:
U.S. Treasuries	1	--	1	--
Investment grade U.S. corporate bonds	2	--	2	--
High-yield U.S. corporate bonds	8	--	8	--
Mortgage-backed securities	28	--	28	--
Other types of investments:
Real estate partnerships interests	23	--	--	23
Private equity partnership interests (a)	3	--	--	3
Insurance contracts	1	--	--	1
Total	$260	$194	$39	$27

(a)	This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the year ended December 31, 2009 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Real Estate	Private Equity	Insurance	Total

Beginning balance, January 1, 2009	$38	$4	$1	$43
Actual return on plan assets:
Assets held at the reporting date	(13)	(1)	--	(14)
Assets sold during the period	--	--	--	--
Purchases, sales and settlements	(2)	--	--	(2)
Ending balance, December 31, 2009	$23	$3	$1	$27

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2009 or 2008 to its defined benefit pension plans. In 2010, the Company expects to make required contributions of approximately $0.5 million. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

New employees earn retirement benefits based on a fixed percentage of their eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. Employees hired on or after January 1, 2008 are fully vested upon completion of three years of service.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2009 and 2008 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008

Change in Benefit Obligation
Benefit obligation at beginning of year	$314	$303	$52	$48
Service cost	8	8	1	1
Interest cost	19	19	3	3
Plan participants’ contributions	--	--	2	2
Actuarial (gain) loss	(3)	(1)	1	2
Benefits paid	(17)	(16)	(5)	(5)
Settlements	--	(1)	--	--
Amendments	1	2	--	1
Benefit obligation at end of year	$322	$314	$54	$52
Change in Plan Assets
Fair value of plan assets at beginning of year	244	379	--	--
Actual return on plan assets	33	(118)	--	--
Settlements	--	(1)	--	--
Benefits paid	(17)	(16)	--	--
Fair value of plan assets at end of year	$260	$244	$--	$--

Funded Status and Recognized Liability	$(62)	$(70)	$(54)	$(52)

The accumulated benefit obligation for the Company’s qualified pension plans were $297 million and $284 million as of December 31, 2009 and 2008, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2009 and 2008 are as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2009	2008	2009	2008

Non-current assets	$3	$3	$--	$--
Current liabilities	--	--	(3)	(3)
Non-current liabilities	(65)	(73)	(51)	(49)
Total	$(62)	$(70)	$(54)	$(52)

Net loss (gain) (net of taxes)	$70	$87	$--	$(1)
Unrecognized prior service cost (net of taxes)	3	3	--	--
Total	$73	$90	$--	$(1)

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008 is shown below (in millions):

	2009	2008

Projected benefit obligation	$269	$248
Accumulated benefit obligation	$248	$221
Fair value of plan assets	$208	$177

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 is $0.7 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2010 is $8.3 million. The estimated prior service cost and estimated net gain for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension benefit in 2010 is negligible.

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

The Company has determined that its post-retirement prescription drug plans are actuarially equivalent to Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003. The 2009 post-retirement obligations include the benefits of the Act’s subsidy. These amounts are not material.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2009, 2008, and 2007, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$8	$8	$7	$1	$1	$1
Interest cost	19	18	17	3	3	3
Expected return on plan assets	(20)	(32)	(28)	--	--	--
Amortization of net (gain) loss	12	--	--	--	(1)	--
Amortization of prior service cost	1	1	--	--	--	--
Recognition of loss (gain) due to settlement	--	1	--	--	--	(1)
Net periodic benefit cost/(income)	20	(4)	(4)	4	3	3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	(10)	90	(12)	1	1	(2)
Amortization of unrecognized (loss) gain	(7)	--	--	--	1	--
Prior service cost	1	1	--	--	--	--
Amortization of prior service cost	(1)	--	--	--	--	--
Total recognized in other comprehensive income	(17)	91	(12)	1	2	(2)
Total recognized in net periodic benefit cost and
other comprehensive income	$3	$87	$(16)	$5	$5	$1

The weighted average assumptions used to determine benefit information during 2009, 2008, and 2007, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2009	2008	2007	2009	2008	2007
Weighted Average Assumptions:
Discount rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Initial health care cost trend rate				9.00	9.00%	9.00%
Ultimate rate				5.00	5.00%	5.00%
Year ultimate rate is reached				2014	2013	2012

As a result of a decline in the market value of the Company’s plan assets in 2008, the expected return on plan assets had decreased in 2009 and the amortization of net loss had increased, resulting in a net periodic pension cost of $20 million for 2009.

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2009, 2008, and 2007 and the net periodic post-retirement benefit cost for 2009, 2008 and 2007, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2009	2008	2007	2009	2008	2007

Effect on total of service and interest cost components	$--	$--	$--	$--	$--	$--
Effect on post-retirement benefit obligation	$5	$5	$5	$(4)	$(4)	$(4)

Non-qualified Benefit Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The funded status, relating to these unfunded plans, totaled $(34) million at December 31, 2009. A 5.0 percent discount rate was used to determine the 2009 obligation. The expense associated with the non-qualified plans was $3 million for the year ended December 31, 2009 and $4 million in each year ended December 31, 2008 and 2007. As of December 31, 2009, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $6 million, and the amount recognized as unrecognized prior service credit, net of tax, was negligible. The estimated net loss and prior service credit that will be recognized in net periodic pension cost in 2010 is negligible.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2010	$18	$23	$3
2011	18	1	4
2012	19	1	4
2013	20	2	4
2014	21	1	4
2015-2019	118	9	21

Current liabilities of approximately $26 million, related to non-qualified plan and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2009.

Multiemployer Plans:  Matson participates in 11 multiemployer plans and has an estimated withdrawal obligation with respect to four of these plans that totals approximately $89 million. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $12 million in 2009, $13 million in 2008, and $12 million in 2007.

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

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 4% of eligible employee compensation. During 2009, the 401(k) matching contributions were suspended for all employees who are participants in the Company’s defined benefit plan. The Company’s matching contributions expensed under these plans totaled $1.4 million, $2.0 million, and $1.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 percent to 3 percent, depending upon Company performance above the minimum threshold. In 2010, the profit sharing plan was suspended. The contribution expense for these plans totaled $1 million and $2 million for the years ended December 31, 2008 and 2007, respectively. There was no profit sharing contribution expense recorded in 2009.

10.           INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2009 consisted of the following (in millions):

	2009	2008	2007
Current:
Federal	$26	$56	$55
State and Foreign	2	4	4
Current	28	60	59
Deferred	(20)	(8)	--
Total continuing operations tax expense	$8	$52	$59

Income tax expense for 2009, 2008, and 2007 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2009	2008	2007

Computed federal income tax expense	$7	$49	$55
State income taxes	4	4	5
Tax effect of HS&TC consolidation	(2)	--	--
Other—net	(1)	(1)	(1)
Income tax expense	$8	$52	$59

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2009	2008
Deferred tax assets:
Capital loss carry-forward	$--	$3
Benefit plans	70	75
Insurance reserves	10	9
Other	12	11
Total deferred tax assets	92	98

Deferred tax liabilities:
Basis differences for property and equipment	287	304
Tax-deferred gains on real estate transactions	197	181
Capital Construction Fund	3	5
Joint ventures and other investments	5	6
Other	22	17
Total deferred tax liabilities	514	513

Net deferred tax liability	$422	$415

The realization of the deferred tax assets related to the capital loss carryover is dependent upon the future generation of capital gains. Management considers projected future transactions and tax planning strategies in making this assessment. As of December 31, 2009, the federal capital loss carryover has been fully utilized, and the Hawaii state capital loss carryover was not material.

The Company also has California alternative minimum tax credit carryforwards of approximately $1 million at December 31, 2009 to reduce future California state income taxes over an indefinite period.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock and restricted stock units when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.3 million and $1.1 million for 2009 and 2008, respectively, and the portion of the tax benefit related to the excess of the amount reported as expense over the tax deduction was reflected as a reduction to additional capital in the consolidated statements of shareholders’ equity.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$10
Additions for tax positions of prior years	3
Reductions for tax positions of prior years	(2)
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2007	10
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(1)
Reductions for lapse of statute of limitations	(3)
Balance at December 31, 2008	6
Additions for tax positions of prior years	--
Additions for tax positions of current year	3
Reductions for tax positions of prior years	--
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2009	$8

Of the total unrecognized benefits, $8 million at December 31, 2009 and $6 million at December 31, 2008, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next 12 months.

            The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2009 the amounts of accrued interest and penalty were not material.

            The Company is no longer subject to U.S. federal income tax audits for years before 2005. The Internal Revenue Service may audit the Company’s federal income tax returns for years subsequent to 2004. Additionally, the Company is routinely involved in state and local income tax audits. Substantially all material income tax matters have been concluded for years through 2004.

11.           SHARE-BASED AWARDS

2007 Incentive Compensation Plan: The 2007 Incentive Compensation Plan (the “2007 Plan”) serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. As of December 31, 2009, 826,480 shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan. On January 28, 2010, the Board of Directors adopted an amended and restated 2007 Plan, subject to shareholder approval at the 2010 Annual Meeting of Shareholders, which, among other things, authorizes the issuance of an additional 2,200,000 shares of A&B stock under the 2007 Plan.

The 2007 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.

Discretionary Grant Program – Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option valuation model.

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Time-based equity awards vest ratably over three years. Provided certain performance targets are achieved, performance-based equity awards (granted prior to December 31, 2008) vest after one year, and performance-based equity awards granted after December 31, 2008 vest over three years.

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

Director Stock Option Plans: The 1998 Director Stock Option Plan (“1998 Director Plan”) was superseded by the 2007 Plan. Under the 1998 Non-Employee Director Stock Option Plan, each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, was automatically granted, on the date of each such Annual Meeting, an option to purchase 8,000 shares of the Company’s common stock at the fair market value of the shares on the date of grant. Each option to purchase shares generally became exercisable ratably over three years following the date granted.

The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model.

The weighted average grant-date fair values of the options granted during 2009, 2008, and 2007 were $2.79,  $7.88, and $10.91, respectively, per option, using the range of assumptions provided in the table below:

	2009	2008	2007

Expected volatility	24.8%	19.5%-19.8%	19.0%-19.5%
Expected term (in years)	5.8	5.8	5.8-5.9
Risk-free interest rate	1.9%	3.1%-3.5%	4.8%-5.0%
Dividend yield	5.4%	2.6%	2.1%-2.2%

•
Expected volatility was primarily determined using the historical volatility of A&B common stock over the expected term, but the Company may also consider future events and other factors that it reasonably concludes marketplace participants might consider.

•
The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience. The Company analyzed various groups of employees and considers expected or unusual trends that would likely affect this assumption.

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

The following table summarizes 2009 stock option activity for the Company’s plans (in thousands, except exercise price amounts):

					Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2009	480	1,316	239	2,035	$39.71
Granted	478	--	--	478	$23.33
Exercised	--	(11)	--	(11)	$26.24
Forfeited and expired	--	(14)	(43)	(57)	$29.77
Outstanding December 31, 2009	958	1,291	196	2,445	$36.80	5.5	$9,367

Vested or expected to vest	948	1,278	194	2,420	$36.80	5.5	$9,273
Exercisable December 31, 2009	161	1,199	196	1,556	$38.50	4.3	$4,002

The following table summarizes 2009 non-vested common stock and restricted stock unit activity (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value
January 1, 2009	160	$46.68	94	$47.48
Granted	389	$23.59	--	--
Vested	(100)	$44.70	(79)	47.34
Forfeited	(22)	$28.47	--	--
Outstanding December 31, 2009	427	$27.06	15	48.19

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	2009	2008	2007
Share-based expense (net of estimated forfeitures):
Stock options	$4	$3	$3
Non-vested stock & restricted stock units	5	8	13
Total share-based expense	9	11	16
Total recognized tax benefit	(3)	(3)	(4)
Share-based expense (net of tax)	$6	$8	$12

Cash received upon option exercise	$--	$2	$6
Intrinsic value of options exercised	$--	$1	$5
Tax benefit realized upon option exercise	$--	$1	$2
Fair value of stock vested	$3	$13	$7

As of December 31, 2009, there was $1.3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.5 years. As of December 31, 2009, unrecognized compensation cost related to non-vested stock and restricted stock units was $4.8 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.4 years.

12.           COMMITMENTS, GUARANTEES AND CONTINGENCIES

Commitments, Guarantees and Contingencies:  Commitments and financial arrangements, excluding capital lease commitments that are described in Note 8, included the following as of December 31, 2009 (in millions):

Standby letters of credit	(a)	$10
Bonds	(b)	$19
Benefit plan withdrawal obligations	(c)	$89

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities. Approximately $8 million of the letters of credit are required to allow the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. The balance includes approximately $2 million for insurance-related matters, principally in the Company’s real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Consists of approximately $1 million of construction bonds related to real estate projects in Hawaii, approximately $16 million in U.S. customs bonds, and approximately $2 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $89 million as of the most recent valuation date. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. The Company recorded liabilities at fair value for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The recorded amount of the liabilities were not material at December 31, 2009 and 2008. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. As of December 31, 2009, the maximum potential amount of aggregate future payments under bonds outstanding was $67 million, computed as $166 million of bonds outstanding, less the value of work completed, which totaled approximately $99 million. The Company and its joint venture partners also entered into mutual indemnification agreements under which each partner agrees to indemnify the other partner for its share of the obligation under the bonds. Including amounts recoverable from the Company’s joint venture partners under the mutual indemnification agreements, the Company’s maximum potential amount of aggregate future payments under indemnities at December 31, 2009 was approximately $37 million.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. The Company recorded liabilities at fair value for two completion guarantees it provided in connection with joint venture development projects. The recorded amount of these liabilities were not material at December 31, 2009 and 2008. Under the completion guarantees, the Company and its joint venture partners agree to complete development of specified development work if the joint venture fails to complete development. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture. As of December 31, 2009, the maximum potential amount of aggregate future payments under completion guarantees outstanding was $3 million, computed as $15 million of project work guaranteed, less the value of work completed, which totaled approximately $12 million. The Company’s share of the maximum potential amount of aggregate future payments under indemnities at December 31, 2009 was approximately $2 million.

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In August 2009, a $12 million construction loan held by one of the Company’s real estate joint ventures matured. The joint venture is currently negotiating with the lender to extend the maturity date of the loan. The lender has tentatively agreed to a 36-month extension of the loan, conditioned upon a $1.8 million payment from the joint venture, an agreement to convert the loan to a 25-year amortization schedule, and certain other conditions. If the joint venture is not successful in consummating an extension of the loan and remains in default, the Company may be obligated to pay approximately $2 million under a “re-margin” guarantee, under which the joint venture must maintain a minimum debt service coverage ratio of 1.3 to 1. As of December 31, 2009, the Company had not paid any amounts under the re-margin guarantee, but a liability of $2 million was recorded with a corresponding increase to the Company’s investment in the joint venture. In December 2009, a $16 million construction loan held by one of the Company’s real estate joint ventures matured. The joint venture is currently negotiating with the lender to extend the maturity date of the loan. If the joint venture is not successful in consummating an extension of the loan and remains in default, the Company may be obligated to pay $1.8 million. As of December 31, 2009, the Company had not paid any amounts to the lender, but a liability of $1.8 million was recorded with a corresponding increase to the Company’s investment in the joint venture.

Other than obligations described above, investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment. These investments are more fully described in Note 4.

Environmental Matters:  As with most transportation, industrial and land development companies of its size, the Company’s shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. It is the Company’s policy, as part of its due diligence process for all acquisitions, to use third-party environmental consultants to investigate the environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that the Company will avoid material liabilities relating to environmental matters affecting properties currently or previously owned by the Company. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration and/or monitoring, using detailed investigations by environmental consultants. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site and accrued an undiscounted obligation of approximately $2 million for the estimated remediation costs. The commencement of environmental cleanup is dependent upon studies to be approved by the Department of Health of the State of Hawaii, which has not occurred as of December 31, 2009.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. While the loss of the water as a result of the Water Commission’s action on the eight petitions may not significantly impair the Company’s sugar-growing operations, similar losses of water on the remaining 19 streams would have a material adverse effect on the Company’s sugar-growing operations. In December 2009, the Water Commission conducted deliberations on the amendment of IIFS for the remaining 19 East Maui streams, deferring action for at least a three month period. The Company, at this time, is unable to determine what action the Water Commission will take with respect to all 27 streams.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S. The Water Commission’s deliberations on whether to amend the current IIFS for the West Maui streams are currently ongoing, and an adverse decision could result in some quantity of water being returned to the streams, rather than being utilized for irrigation purposes, which may have a material adverse effect on the Company’s sugar-growing operations. A decision by the Water Commission is not expected until mid-2010.

On December 10, 2007, the Shipbuilders Council of America, Inc. and Pasha Hawaii Transport Lines LLC filed a complaint against the U.S. Department of Homeland Security, the U.S. Coast Guard and the National Vessel Documentation Center in the U.S. District Court for the Eastern District of Virginia. The complaint sought review of a certificate of documentation with a coastwise endorsement issued by the National Vessel Documentation Center after concluding that Matson’s C9 vessel Mokihana had not been rebuilt abroad. Matson intervened in the action. On December 4, 2009, the court granted summary judgment in favor of the government and Matson, and dismissed the plaintiffs’ complaint with prejudice. The time to seek appellate review of this matter has expired.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint. The court granted the plaintiffs leave to amend the complaint by May 10, 2010 to allege claims consistent with the court’s order. If the plaintiffs file an amended complaint, the Company and Matson will continue to vigorously defend themselves in this lawsuit. The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit if an amended complaint is filed.

In June 2006, Matson and its Long Beach terminal operator, SSAT LLC, completed negotiations of an amendment to the Preferential Assignment Agreement with the City of Long Beach that includes changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the amendment, Matson is required to install equipment on all its motor vessels to allow them to accept a shore-based electrical power source instead of using the vessel’s diesel generators while in port (“cold ironing”) and to phase out calls by its steamships by 2020. In December 2008, the Office of Administrative Law approved regulations put forth by the California Air Resources Board (“CARB”) which mandate cold ironing of diesel powered container ships at major ports starting in 2014. The CARB regulations put the responsibility for shoreside electrical infrastructure on the terminal operator. Matson’s lease agreement commits the Port of Long Beach to providing the shoreside infrastructure and construction commenced in 2009 and is expected to be completed in 2010. However, the Port of Oakland has not yet made a commitment to provide the required infrastructure at the Company’s Oakland terminal and therefore, SSAT may be held responsible for this cost. SSAT submitted the required terminal plan to CARB on July 1, 2009, but the plan has not yet been approved. The cost of the required infrastructure improvements has not been estimated. The modifications to Matson’s vessels to accommodate cold ironing will occur at each of their next scheduled out–of-water drydockings. Two vessels have been retrofitted through 2009 and one is scheduled for 2010. The estimated costs of the modifications are projected at $13.7 million for the eight motor vessels including design and engineering costs, and the cost for vessel stepdown transformers to accommodate the power provided at the dock. As of December 31, 2009, approximately $4.3 million has been incurred. The costs of the modifications have been recorded as capital assets because they provide future economic benefits.

The Company is subject to possible climate change legislation, regulation and international accords. Numerous bills related to climate change, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, have been introduced in the U.S. Congress. If enacted, these regulations could impose significant additional costs on the Company, including increased energy costs, higher material prices, and costly mandatory vessel and equipment modifications. The Company is unable to predict, at this time, the outcome or financial impact, if any, of future climate change related legislation.

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

Agribusiness, which consists of one segment, grows sugar cane and coffee; produces bulk raw sugar, specialty food-grade sugars, and molasses; produces, markets, and distributes roasted coffee, green coffee and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services, and self-service storage in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity.

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes.

INDUSTRY SEGMENTS (CONTINUED)

Industry segment information for 2009, 2008, and 2007 is summarized below (in millions):

For the Year	2009	2008	2007
Revenue:
Transportation:
Ocean transportation	$888.6	$1,023.7	$1,006.9
Logistics services	320.9	436.0	433.5
Real Estate:
Leasing	103.2	107.8	108.5
Sales	125.6	350.2	117.8
Less amounts reported in discontinued operations1	(124.2)	(151.5)	(130.2)
Agribusiness5	107.0	124.3	123.7
Reconciling Items 2	(16.3)	(10.7)	(9.2)
Total revenue	$1,404.8	$1,879.8	$1,651.0
Operating Profit:
Transportation:
Ocean transportation3	$58.3	$105.8	$126.5
Logistics services	6.7	18.5	21.8
Real Estate:
Leasing	43.2	47.8	51.6
Sales3	39.1	95.6	74.4
Less amounts reported in discontinued operations1	(52.3)	(69.3)	(71.2)
Agribusiness5	(27.8)	(12.9)	0.2
Total operating profit	67.2	185.5	203.3
Interest expense, net4	(25.9)	(23.7)	(18.8)
General corporate expenses	(21.8)	(21.0)	(27.3)
Income from continuing operations before income taxes	19.5	140.8	157.2
Income taxes	7.6	51.5	59.3
Income from continuing operations	11.9	89.3	97.9
Discontinued operations	32.3	43.1	44.3
Net income	$44.2	$132.4	$142.2

1	Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 2 for additional information.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $6.2 million, $5.2 million, and $10.7 million of equity in earnings from its investment in SSAT for 2009, 2008, and 2007, respectively. The Real Estate Sales segment includes approximately $9.0 million and $22.6 million in equity in earnings from its various real estate joint ventures for 2008 and 2007, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4	Includes Ocean Transportation interest expense of $9.0 million for 2009, $11.6 million for 2008, and $13.9 million for 2007. Substantially all other interest expense was at the parent company.

5	Includes a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

INDUSTRY SEGMENTS (CONTINUED)

As of December 31:	2009	2008	2007
Identifiable Assets:
Ocean transportation6	$1,095.2	$1,153.9	$1,215.0
Logistics services	72.4	74.2	58.6
Real estate leasing	627.4	590.2	595.4
Real estate sales6	415.6	344.6	408.9
Agribusiness	156.8	172.2	174.6
Other	12.2	15.1	26.6
Total assets	$2,379.6	$2,350.2	$2,479.1
Capital Expenditures:
Ocean transportation	$12.7	$35.5	$65.8
Logistics services7	0.6	2.4	2.0
Real estate leasing8	108.8	100.2	124.5
Real estate sales9	0.1	0.6	0.3
Agribusiness	3.4	15.2	20.5
Other	0.3	0.8	0.3
Total capital expenditures	$125.9	$154.7	$213.4
Depreciation and Amortization:
Ocean transportation	$67.1	$66.1	$63.2
Logistics services	3.5	2.3	1.5
Real estate leasing1	19.5	17.9	15.7
Real estate sales	0.3	0.2	0.2
Agribusiness	11.9	11.5	10.7
Other	3.1	2.7	1.3
Total depreciation and amortization	$105.4	$100.7	$92.6

6
The Ocean Transportation segment includes approximately $47.2 million, $44.6 million, and $48.6 million related to its investment in SSAT as of December 31, 2009, 2008, and 2007, respectively. The Real Estate Sales segment includes approximately $193.3 million, $162.1 million, and $134.1 million related to its investment in various real estate joint ventures as of December 31, 2009, 2008, and 2007, respectively.

7
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as Payments for Purchases of Investments in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

8	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

9
Excludes capital expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for capital expenditures related to real estate developments were $6 million, $39 million, and $110 million for 2009, 2008, and 2007, respectively.

14.            QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2009 are listed below (in millions, except per-share amounts):

	2009
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$201.1	$218.5	$234.2	$234.8
Logistics services	76.2	80.3	82.3	82.1
Real Estate:
Leasing	27.2	25.9	25.2	24.9
Sales	25.2	21.3	14.9	64.2
Less amounts reported in discontinued operations 1	(29.6)	(20.8)	(13.4)	(60.4)
Agribusiness2	17.7	29.2	32.5	27.6
Reconciling Items 3	(2.3)	(2.8)	(3.0)	(8.2)
Total revenue	$315.5	$351.6	$372.7	$365.0
Operating Profit (Loss):
Transportation:
Ocean transportation	$(0.5)	$21.1	$24.2	$13.5
Logistics services	1.5	1.8	2.2	1.2
Real Estate:
Leasing	12.0	11.0	10.2	10.0
Sales	5.6	9.6	3.5	20.4
Less amounts reported in discontinued operations1	(11.3)	(12.1)	(5.5)	(23.4)
Agribusiness2	(1.9)	(11.3)	(13.8)	(0.8)
Total operating profit	5.4	20.1	20.8	20.9
Interest Expense	(5.6)	(6.9)	(6.7)	(6.7)
General Corporate Expenses	(6.1)	(4.5)	(4.9)	(6.3)
Income From Continuing Operations before Income Taxes	(6.3)	8.7	9.2	7.9
Income taxes (benefit)	(2.3)	3.6	4.1	2.2
Income From Continuing Operations	(4.0)	5.1	5.1	5.7
Discontinued Operations1	7.0	7.5	3.4	14.4
Net Income	$3.0	$12.6	$8.5	$20.1

Earnings Per Share:
Basic	$0.07	$0.31	$0.21	$0.49
Diluted	$0.07	$0.31	$0.21	$0.49

1      See Note 2 for discussion of discontinued operations.
2	Includes a $5.4 million gain recorded upon consolidation of HS&TC in the fourth quarter of 2009.
3      Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

Segment results by quarter for 2008 are listed below (in millions, except per-share amounts):

	2008
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$243.0	$268.4	$272.8	$239.5
Logistics services	102.6	115.5	118.1	99.8
Real Estate:
Leasing	28.8	27.3	26.2	25.5
Sales	187.4	31.2	77.2	54.4
Less amounts reported in discontinued operations 1	(8.3)	(19.0)	(75.9)	(48.3)
Agribusiness	22.5	36.2	37.5	28.1
Reconciling Items 2	(1.5)	(2.6)	(3.0)	(3.6)
Total revenue	$574.5	$457.0	$452.9	$395.4
Operating Profit (Loss):
Transportation:
Ocean transportation	$15.9	$37.4	$31.4	$21.1
Logistics services	4.7	4.6	5.1	4.1
Real Estate:
Leasing	13.9	12.6	11.1	10.2
Sales	41.4	9.1	25.8	19.3
Less amounts reported in discontinued operations1	(4.9)	(10.8)	(30.0)	(23.6)
Agribusiness	4.8	(4.9)	(6.7)	(6.1)
Total operating profit	75.8	48.0	36.7	25.0
Interest Expense	(6.1)	(5.6)	(5.8)	(6.2)
General Corporate Expenses	(5.7)	(5.4)	(5.3)	(4.6)
Income From Continuing Operations before Income Taxes	64.0	37.0	25.6	14.2
Income taxes	25.1	14.1	7.4	4.9
Income From Continuing Operations	38.9	22.9	18.2	9.3
Discontinued Operations1	3.2	6.7	18.6	14.6
Net Income	$42.1	$29.6	$36.8	$23.9

Earnings Per Share:
Basic	$1.02	$0.72	$0.89	$0.58
Diluted	$1.01	$0.71	$0.89	$0.58

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

The following table presents the Parent Company’s condensed balance sheets as of December 31, 2009 and 2008 (in millions):

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$1	$--
Accounts and other receivables, net	12	3
Inventories	6	--
Real estate held for sale	7	--
Income tax receivable	--	24
Section 1031 exchange proceeds	--	23
Prepaid expenses and other	15	23
Total current assets	41	73
Investments:
Subsidiaries consolidated, at equity	1,210	1,131
Property, at Cost	455	432
Less accumulated depreciation and amortization	226	219
Property -- net	229	213
Other Assets	32	43
Total	$1,512	$1,460

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$28
Accounts payable	10	8
Income taxes payable	24	--
Non-qualified benefit plans	17	4
Other	15	12
Total current liabilities	106	52
Long-term Debt	239	200
Employee Benefit Plans	22	49
Non-qualified Benefit Plans	8	17
Other Long-term Liabilities	4	6
Deferred Income Taxes	42	30
Due to Subsidiaries	6	34
Shareholders’ Equity:
Capital stock	33	33
Additional capital	210	204
Accumulated other comprehensive loss	(81)	(96)
Retained earnings	934	942
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,085	1,072
Total	$1,512	$1,460

The following table presents the Parent Company’s condensed statements of income for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Revenue:
Agribusiness	$73	$91	$92
Real estate leasing	22	19	18
Real estate sales	8	6	6
Interest and other	2	3	8
Total revenue	105	119	124

Costs and Expenses:
Cost of agribusiness goods and services	109	110	97
Cost of real estate sales and leasing	14	11	10
Selling, general and administrative	21	21	28
Interest and other	16	14	12
Income tax benefit	(21)	(16)	(7)
Total costs and expenses	139	140	140

Loss from Continuing Operations	(34)	(21)	(16)

Discontinued Operations, net of income taxes	8	17	4

Loss Before Equity in Income of Subsidiaries Consolidated	(26)	(4)	(12)

Equity in Income from Continuing Operations of Subsidiaries Consolidated	46	111	114

Equity in Income from Discontinued Operations of Subsidiaries Consolidated	24	25	40

Net Income	44	132	142

Other Comprehensive Income (Loss), net of income taxes	15	(91)	15

Comprehensive Income	$59	$41	$157

The following table presents the Parent Company’s condensed statements of cash flows for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Cash Flows from Operations (including dividends received from subsidiaries)	$90	$144	$17

Cash Flows from Investing Activities:
Capital expenditures	(6)	(16)	(18)
Purchase of investments	(96)	(12)	--
Proceeds from disposal of property and sale of investments	28	9	5
Net cash used in investing activities	(74)	(19)	(13)

Cash Flows from Financing Activities:
Change in intercompany payables/receivables	(13)	(4)	(15)
Proceeds from (repayments of) long-term debt, net	51	(16)	85
Proceeds from issuance of capital stock, including tax benefit	(1)	2	8
Repurchases of capital stock	--	(59)	(33)
Dividends paid	(52)	(51)	(48)
Net cash used in financing activities	(15)	(128)	(3)

Cash and Cash Equivalents:
Net increase (decrease) for the year	1	(3)	1
Balance, beginning of year	--	3	2
Balance, end of year	$1	$--	$3

Other Cash Flow Information:
Interest paid	$(13)	$(13)	$(12)
Income taxes paid, net of refunds	$(38)	$(63)	$(55)

Other Non-cash Information:
Depreciation expense	$17	$15	$15
Tax-deferred property sales	$29	$60	$--
Tax-deferred property purchases	$(40)	$(5)	$--

General Information:  The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are generally described in Note 13, “Industry Segments.” Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

Long-term Debt:  At December 31, 2009 and 2008, long-term debt consisted of the following (in millions):

	2009	2008

Revolving Credit loans (0.76% for 2009 and 1.12% for 2008)	$24	$55
Term Loans:
6.90%, payable through 2020	100	--
5.53%, payable through 2016	50	50
5.55%, payable through 2017	50	50
5.56%, payable through 2016	25	25
4.10%, payable through 2012	25	30
7.42%, payable through 2010	3	6
6.20%, payable through 2013	2	3
7.55%, payable through 2009	--	7
7.57%, payable through 2009	--	2
Total	279	228
Less current portion	(40)	(28)
Long-term debt	$239	$200

Long-term Debt Maturities: At December 31, 2009, maturities of all long-term debt during the next five years are $40 million in 2010, $16 million in 2011, $27 million in 2012, $21 million in 2013, $33 million in 2014, and $142 million thereafter.

Revolving Credit Facilities:  The Company has a revolving senior credit facility with six commercial banks that expires in December 2011. The revolving credit facility provides for a commitment of $225 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2009, $24 million was outstanding and classified as current, $2 million in letters of credit had been issued against the facility, and $199 million remained available for borrowing.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2009, $71 million was available under the facility.

Real Estate Secured Term Debt:  In June 2005, the Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 24 percent of the Phoenix office building. At December 31, 2009, approximately $2 million of the $11 million was recorded on the parent company’s books, consistent with ownership of the property. The property is jointly and severally owned by three subsidiaries of the Company.

Dividends from Subsidiaries: The Company received dividends from Matson totaling $60 million for each of the last three years ended December 31, 2009, 2008, and 2007.

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

B. Internal Control over Financial Reporting

(a) See page 57 for management’s annual report on internal control over financial reporting.

(b) See page 58 for report of independent registered public accounting firm.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement dated March 11, 2010 (“A&B’s 2010 Proxy Statement”), which section is incorporated herein by reference.

B.           Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 19, 2010, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors.  For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2010 Proxy Statement, which subsection is incorporated herein by reference.  For a discussion of change in control agreements and an Executive Transition Agreement between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2010 Proxy Statement, which subsections are incorporated herein by reference.

Christopher J. Benjamin (46)
Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Treasurer of A&B, 5/06-present; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-present; Vice President of A&B, 4/03-6/05; first joined A&B or a subsidiary in 2001.

Norbert M. Buelsing (58)
President of A & B Properties, Inc., 10/08-present; Executive Vice President of A & B Properties, Inc., 1/99-9/08; first joined A&B or a subsidiary in 1990.

Meredith J. Ching (53)
Senior Vice President (Government & Community Relations) of A&B, 6/07-present; Vice President of A&B, 10/92-6/07; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (57)
Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03; first joined A&B or a subsidiary in 2003.

Matthew J. Cox (48)
President of Matson, 10/08-present; Executive Vice President and Chief Operating Officer of Matson, 7/05-9/08; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; first joined A&B or a subsidiary in 2001.

Paul K. Ito (39)
Vice President of A&B, 4/07-present; Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; Senior Manager, Deloitte & Touche LLP, 5/96-3/05; first joined A&B or a subsidiary in 2005.

Stanley M. Kuriyama (56)
Chief Executive Officer of A&B, 1/10-present; President of A&B, 10/08-present; President and Chief Executive Officer, Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (44)
Secretary of A&B, 2/99-present; first joined A&B or a subsidiary in 1994.

Son-Jai Paik (37)
Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; first joined A&B or a subsidiary in 2007.

C.           Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2010 Proxy Statement, which section is incorporated herein by reference.

D.           Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2010 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2010 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2010 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2010 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2010 Proxy Statement, which section is incorporated herein by reference.

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

4.b.  Debt.

4.b. (i)  $400,000,000 Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Life Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated April 20, 2006).

(ii)  Amendment, dated April 9, 2007, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Life Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 4.b.(ii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(iii)  Amendment, dated March 8, 2009, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Life Insurance Company, Ltd., dated as of April 19, 2006 (Exhibit 4.b.(iii) to A&B’s Form 8-K dated February 20, 2009).

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

(vi)  Amendment No. 5 to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan, dated October 26, 2006 (Exhibit 10.b.1.(xvii) to A&B’s Form 10-Q for the quarter ended September 30, 2006).(vii)  Form of Non-Qualified Stock Option Agreement and Addendum pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006 and Exhibit 10.b.1.(xx) to A&B’s Form 10-K for the year ended December 31, 2006, respectively).

(viii)  Form of Non-Qualified Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 2006).

(ix)  Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan (Exhibit 10.b.1.(xxxiii) to A&B’s Form 10-Q for the quarter ended March 31, 1998).

(x)  Amendment No. 1 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 25, 2000 (Exhibit 10.b.1.(xiii) to A&B’s Form 10-K for the year ended December 31, 2000).

(xi)  Amendment No. 2 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated February 26, 2004 (Exhibit 10.b.1.(xiv) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(xii)  Amendment No. 3 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated June 23, 2004 (Exhibit 10.b.1.(xvi) to A&B’s Form 10-Q for the quarter ended June 30, 2004).

(xiii)  Amendment No. 4 to the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan, dated October 26, 2006 (Exhibit 10.b.1(xxv) to A&B’s Form 10-Q for the quarter ended September 30, 2006).

(xiv)  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxi) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

(xv)  Amendment No. 1 to the Alexander & Baldwin, Inc. -2007 Incentive Compensation Plan, dated June 28, 2007 (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xvi)  Amendment No. 2 to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, dated December 13, 2007 (Exhibit 10.b.1.(xxxiii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xvii)  Form of Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxii) to A&B’s Form 10-Q for the quarter ended March 31, 2007).

(xviii)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xix)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xx)  Form of Restricted Stock Unit Award Agreement (No Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxi)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxiii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxiv)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxv)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxvi)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxvii)  Addendum to Stock Option Agreements, Performance-Based Restricted Stock Unit Award Agreement, and Time-Based Restricted Stock Unit Award Agreement (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxviii)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxix)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxx)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxi)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlviii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxii)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlix) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxiii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(l) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxiv)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xl) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxv)  Form of Notice of Award of Performance-Based Restricted Stock Unit pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxvi)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxvii)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xxxviii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xxxix)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xl)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xli)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xliii)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xliv)  A&B Excess Benefits Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliv) to A&B’s Form 10-K for the year ended December 31, 2008).

(xlv)  Amendment No. 1 to the A&B Excess Benefits Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended September 30, 2009).

(xlvi)  Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(xlvii)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008 (Exhibit 10.b.1.(liv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xlviii)  A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xlix)  Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-K for the year ended December 31, 1994).

(l)  Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended September 30, 1998).

(li)  Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-K for the year ended December 31, 2000).

(lii)  Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(liii)  Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated February 23, 2005).

(liv)  Form of Agreement entered into with certain executive officers (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2008).

(lv)  Schedule identifying executive officers who have entered into Form of Agreement referenced in 10.b.1.(liii) (Exhibit 10.b.1.(liv) to A&B’s Form 10-K for the year ended December 31, 2008).

(lvi)  Alexander & Baldwin, Inc. Executive Severance Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(lv) to A&B’s Form 10-K for the year ended December 31, 2008).

(lvii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 1992).

(lviii)  Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2001).

(lix)  Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(lx)  Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit 10.2 to A&B’s Form 8-K dated December 7, 2005).

(lxi)  Amendment No. 4 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated October 24, 2007 (Exhibit 10.b.1.(lix) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxii)  Amendment No. 5 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2007 (Exhibit 10.b.1.(lx) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxiii)  Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxiv)  Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated December 7, 2005).

(lxv)  Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lxvii)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B’s Form 10-Q for the quarter ended June 30, 1988).

(lxvii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B’s Form 10-K for the year ended December 31, 1997).

(lxviii)  Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(lxix)  Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxx)  Amendment No. 4 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 13, 2007 (Exhibit 10.b.1.(lxviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxi)  Executive Transition Agreement, dated August 28, 2008, between James S. Andrasick and Matson Navigation Company, Inc. (Exhibit 10.b.1.(lxvii) to A&B’s Form 10-Q for the quarter ended September 30, 2008).

(lxxii)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane.

21.	Subsidiaries.

21.           Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2010.

23.	Consent of Deloitte & Touche LLP dated February 25, 2010.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 25, 2010	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	President,	February 25, 2010
Stanley M. Kuriyama	Chief Executive Officer and Director

/s/ Christopher J. Benjamin	Senior Vice President,	February 25, 2010
Christopher J. Benjamin	Chief Financial Officer and Treasurer

/s/ Paul K. Ito	Vice President, Controller	February 25, 2010
Paul K. Ito	and Assistant Treasurer

/s/ Walter A. Dods, Jr.	Chairman of the Board	February 25, 2010
Walter A. Dods, Jr.	and Director

/s/ W. Blake Baird	Director	February 25, 2010
W. Blake Baird

/s/ Michael J. Chun	Director	February 25, 2010
Michael J. Chun

/s/ W. Allen Doane	Director	February 25, 2010
W. Allen Doane

/s/ Charles G. King	Director	February 25, 2010
Charles G. King

/s/ Constance H. Lau	Director	February 25, 2010
Constance H. Lau

/s/ Douglas M. Pasquale	Director	February 25, 2010
Douglas M. Pasquale

/s/ Maryanna G. Shaw	Director	February 25, 2010
Maryanna G. Shaw

/s/ Jeffrey N. Watanabe	Director	February 25, 2010
Jeffrey N. Watanabe

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our report dated February 25, 2010, relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. and subsidiaries for the year ended December 31, 2009.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 25, 2010