Form 10-Q
period 2010-03-31
ALEXANDER & BALDWIN INC
filed 2010-05-05
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to _________________

Commission file number 000-00565

Alexander & Baldwin, Inc.
(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P. O. Box 3440, Honolulu, Hawaii 822 Bishop Street, Honolulu, Hawaii (Address of principal executive offices)	96801 96813 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2010:      41,114,184

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts)(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Operating revenue	$345.0	$315.3

Costs and Expenses:
Costs of goods sold, services and rentals	294.0	270.1
Selling, general and administrative	38.7	46.2
Operating costs and expenses	332.7	316.3

Operating Income (Loss)	12.3	(1.0)
Other Income and (Expense):
Equity in losses of real estate affiliates	(0.7)	--
Gain on investment	0.7	--
Interest income	1.8	0.1
Interest expense	(6.5)	(5.6)
Income (Loss) Before Taxes	7.6	(6.5)
Income tax expense (benefit)	3.5	(2.4)
Income (Loss) From Continuing Operations	4.1	(4.1)
Income From Discontinued Operations (net of income taxes)	13.2	7.1

Net Income	$17.3	$3.0

Basic Earnings (Loss) Per Share:
Continuing operations	$0.10	$(0.10)
Discontinued operations	0.32	0.17
Net income	$0.42	$0.07

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.10	$(0.10)
Discontinued operations	0.32	0.17
Net income	$0.42	$0.07

Weighted Average Number of Shares Outstanding:
Basic	41.1	41.0
Diluted	41.3	41.0

Cash Dividends Per Share	$0.315	$0.315

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$20	$16
Accounts and notes receivable, net	172	172
Inventories	62	43
Real estate held for sale	6	36
Deferred income taxes	6	6
Section 1031 exchange proceeds	6	1
Prepaid expenses and other assets	28	33
Total current assets	300	307
Investments in Affiliates	260	242
Real Estate Developments	89	88
Property, at cost	2,743	2,715
Less accumulated depreciation and amortization	1,200	1,179
Property – net	1,543	1,536
Employee Benefit Plan Assets	4	3
Other Assets	223	204
Total	$2,419	$2,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$36	$65
Accounts payable	123	132
Payroll and vacation benefits	19	18
Uninsured claims	11	9
Accrued and other liabilities	71	73
Total current liabilities	260	297
Long-term Liabilities:
Long-term debt	468	406
Deferred income taxes	429	428
Employee benefit plans	119	116
Uninsured claims and other liabilities	49	48
Total long-term liabilities	1,065	998
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	34	33
Additional capital	211	210
Accumulated other comprehensive loss	(77)	(81)
Retained earnings	937	934
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,094	1,085
Total	$2,419	$2,380

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities	$5	$8

Cash Flows from Investing Activities:
Capital expenditures	(8)	(16)
Proceeds from disposal of property and other assets	--	29
Deposits into Capital Construction Fund	(2)	(2)
Withdrawals from Capital Construction Fund	2	2
Increase in investments	(26)	(6)
Reduction in investments	12	1
Net cash provided by (used in) investing activities	(22)	8

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	73	195
Payments of long-term debt	(21)	(197)
Payments of short-term debt, net	(19)	(9)
Proceeds from issuances of capital stock, including
excess tax benefit	1	(1)
Dividends paid	(13)	(13)
Net cash provided by (used) in financing activities	21	(25)

Net Increase (Decrease) in Cash and Cash Equivalents	$4	$(9)

Other Cash Flow Information:
Interest paid	$(8)	$(6)

Other Non-cash Information:
Depreciation and amortization expense	$26	$26
Tax-deferred property sales	$57	$19
Tax-deferred property purchases	$(31)	$(50)

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

Transportation: The Transportation Industry consists of Ocean Transportation and Logistics Services segments. The Ocean Transportation segment, which is conducted through Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, is an asset-based business that derives its revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, China and other Pacific island ports. Additionally, the Ocean Transportation segment has a 35 percent interest in an entity (SSA Terminals, LLC or “SSAT”) that provides terminal and stevedoring services at U.S. Pacific Coast facilities. The Logistics Services segment, which is conducted through Matson Integrated Logistics (“MIL”), a wholly-owned subsidiary of Matson, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing and distribution services are provided by Matson Global Distribution Services, Inc. (“MGDS”), a wholly-owned subsidiary of MIL. MGDS’s operations also include Pacific American Services, LLC (“PACAM”), a San Francisco bay-area regional warehousing, packaging, and distribution company.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, molasses, green coffee and roasted coffee; markets and distributes roasted coffee, green coffee and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services. HS&TC was consolidated with the Company’s results beginning December 1, 2009.

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

(2)
In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance is effective for the Company in 2010. The adoption of the standard did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

(3)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009) at March 31, 2010, included the following (in millions):

Standby letters of credit	(a)	$10
Performance and customs bonds	(b)	$19
Benefit plan withdrawal obligations	(c)	$89

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes a $2 million letter of credit for insurance-related matters for one of the Company’s real estate projects.

(b)
Consists of approximately $16 million in U.S. customs bonds, approximately $1 million in bonds related to real estate construction projects in Hawaii, and approximately $2 million related to transportation and other matters.

(c)
Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which Matson is a participant. Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. The Company previously recorded liabilities for three indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at three of its joint ventures. The recorded amounts of the liabilities were not material. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

Completion Guarantees: For certain real estate joint ventures, the Company may be required to perform work to complete construction if the joint venture fails to complete construction. These guarantees are intended to assure the joint venture’s lender that the project will be completed as represented to the lender. The Company previously recorded liabilities for two completion guarantees it provided in connection with joint venture development projects. The recorded amounts of these liabilities were not material. The maximum potential amount of aggregate future payments related to the Company’s completion guarantees is a function of the work agreed to be completed, reduced by the amount of work completed to date at the time of default by the joint venture.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years has supplied approximately two-thirds of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to divert stream waters from State lands in East Maui for its use, it would have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. While the loss of the water as a result of the Water Commission’s action on the eight petitions may not significantly impair the Company’s sugar-growing operations, similar losses of water on the remaining 19 streams would have a material adverse effect on the Company’s sugar-growing operations. In December 2009, the Water Commission conducted deliberations on the amendment of IIFS for the remaining 19 East Maui streams, but deferred action. The Commission is expected to issue a decision by mid 2010. The Company, at this time, is unable to determine what action the Water Commission will take with respect to all 27 streams.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S. The Water Commission’s deliberations on whether to amend the current IIFS for the West Maui streams are currently ongoing, and a decision that results in a quantity of water being returned to the streams, rather than being utilized for irrigation purposes, may have a material adverse effect on the Company’s sugar-growing operations. A decision by the Water Commission is expected in mid 2010.

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades. Matson understands that while the investigation was initiated in the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades. Matson does not operate vessels in the Puerto Rico and Alaska trades. It does operate vessels in the Hawaii and Guam trades. Matson has cooperated, and will continue to cooperate, fully with the Department of Justice. If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines. The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

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

In June 2006, Matson and its Long Beach terminal operator, SSAT LLC, completed negotiations of an amendment to the Preferential Assignment Agreement with the City of Long Beach that includes changes requested by Matson to implement its new China Service as well as environmental covenants applicable to vessels which call at Pier C. The environmental requirements are part of programs proposed by both the ports of Los Angeles and Long Beach designed to reduce airborne emissions in the port area. Under the amendment, Matson is required to install equipment on all its motor vessels to allow them to accept a shore-based electrical power source instead of using the vessel’s diesel generators while in port (“cold ironing”) and to phase out calls by its steamships by 2020. In December 2008, the Office of Administrative Law approved regulations put forth by the California Air Resources Board (“CARB”) which mandate cold ironing of diesel powered container ships at major ports starting in 2014. The CARB regulations put the responsibility for shoreside electrical infrastructure on the terminal operator. Matson’s lease agreement commits the Port of Long Beach to providing the shoreside infrastructure and construction commenced in 2009 and is expected to be completed in 2010. However, the Port of Oakland has not yet made a commitment to provide the required infrastructure at the Company’s Oakland terminal and therefore, SSAT may be held responsible for this cost. SSAT submitted the required terminal plan to CARB on July 1, 2009, but the plan has not yet been approved. The cost of the required infrastructure improvements has not been estimated. The modifications to Matson’s vessels to accommodate cold ironing will occur at each of their next scheduled out–of-water drydockings. Two vessels have been retrofitted through 2009 and one is scheduled for 2010. The estimated costs of the modifications are projected at $13.7 million for the eight motor vessels including design and engineering costs, and the cost for vessel stepdown transformers to accommodate the power provided at the dock. The costs of the modifications are recorded as capital assets because they provide future economic benefits.

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

(4)	Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2010	2009
Denominator for basic EPS - weighted average shares	41.1	41.0
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.2	--
Denominator for diluted EPS - weighted average shares	41.3	41.0

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 1.5 million and 2.3 million shares of common stock during the quarters ended March 31, 2010 and 2009, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)
Share-Based Compensation:  On January 27, 2010, the Company granted non-qualified stock options to purchase 422,156 shares of the Company’s common stock. The grant-date fair value of each stock option granted using the Black-Scholes-Merton option pricing model, was $6.60 using the following weighted average assumptions: volatility of 28.8%, risk-free interest rate of 2.7%, dividend yield of 3.8%, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first quarter of 2010 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2010	958	1,291	196	2,445	$36.80
Granted	422	--	--	422	$33.02
Exercised	--	(46)	(6)	(52)	$25.68
Forfeited and expired	(2)	--	--	(2)	$46.64
Outstanding, March 31, 2010	1,378	1,245	190	2,813	$36.43	6.0	$7,406

Exercisable, March 31, 2010	478	1,245	190	1,913	$38.62	4.8	$4,222

The following table summarizes non-vested common stock and restricted stock unit activity through March 31, 2010 (in thousands, except weighted average grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding, January 1, 2010	427	$27.06	15	$48.19
Granted	162	$33.02	--	--
Vested	(75)	$30.15	(15)	$48.19
Canceled	(181)	$23.39	--	--
Outstanding, March 31, 2010	333	$31.27	--	--

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after three years, provided certain performance targets related to the first year of the performance period are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2010	2009
Share-based expense (net of estimated forfeitures):
Stock options	$0.4	$0.9
Non-vested stock/Restricted stock units	1.2	1.7
Total share-based expense	1.6	2.6
Total recognized tax benefit	(0.5)	(0.7)
Share-based expense (net of tax)	$1.1	$1.9

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

Income from discontinued operations consisted of (in millions):

	Quarter Ended
	March 31,
	2010	2009
Discontinued Operations
Sales of Assets	$13.1	$5.2
Leasing Operations	0.1	1.9
Income from discontinued operations (net of tax)	$13.2	$7.1

Discontinued operations includes the results for properties that were sold through March 31, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 9) for the first quarter of 2009 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2009.

(7)	Comprehensive income for the three months ended March 31, 2010 and 2009 consisted of (in millions):

	Quarter Ended
	March 31,
	2010	2009
Net income	$17.3	$3.0
Amortization of unrealized pension asset loss	1.8	0.3
Comprehensive income	$19.1	$3.3

(8)
Pension and Post-retirement Plans:  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2010 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost recorded for the first quarters of 2010 and 2009 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Service cost	$2.1	$2.0	$0.2	$0.2
Interest cost	4.9	4.8	0.8	0.8
Expected return on plan assets	(5.0)	(5.0)	--	--
Amortization of prior service cost	0.2	0.2	0.1	0.1
Amortization of net (gain) loss	2.7	2.9	0.1	(0.1)
Net periodic benefit cost	$4.9	$4.9	$1.2	$1.0

(9)	Segment results for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Revenue:
Transportation:
Ocean transportation	$229.5	$201.1
Logistics services	77.1	76.2
Real Estate:
Leasing	23.6	27.2
Sales	60.3	25.2
Less amounts reported in discontinued operations	(55.5)	(29.8)
Agribusiness	14.2	17.7
Reconciling Items	(4.2)	(2.3)
Total revenue	$345.0	$315.3

Operating Profit (Loss), Net Income:
Transportation:
Ocean transportation	$10.4	$(0.5)
Logistics services	1.9	1.5
Real Estate:
Leasing	9.1	12.0
Sales	21.4	5.6
Less amounts reported in discontinued operations	(21.0)	(11.5)
Agribusiness	(1.1)	(1.9)
Total operating profit	20.7	5.2
Interest Expense	(6.5)	(5.6)
General Corporate Expenses	(6.6)	(6.1)
Income (Loss) From Continuing Operations Before Income Taxes	7.6	(6.5)
Income Tax Expense (Benefit)	3.5	(2.4)
Income (Loss) From Continuing Operations	4.1	(4.1)
Income From Discontinued Operations (net of income taxes)	13.2	7.1
Net Income	$17.3	$3.0

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2009 Annual Report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s 2009 Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

Agribusiness: Agribusiness contains one segment and produces bulk raw sugar, specialty food-grade sugars, molasses, green coffee and roasted coffee; markets and distributes roasted coffee, green coffee and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity. The Company is also the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services. HS&TC was consolidated with the Company’s results beginning December 1, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Operating revenue	$345.0	$315.3	9%
Operating costs and expenses	332.7	316.3	5%
Operating income (loss)	12.3	(1.0)	NM
Other income and (expense)	(4.7)	(5.5)	15%
Income (loss) before taxes	7.6	(6.5)	NM
Income tax expense (benefit)	3.5	(2.4)	NM
Discontinued operations (net of income taxes)	13.2	7.1	86%
Net income	$17.3	$3.0	6	X

Basic earnings per share	$0.42	$0.07	6	X
Diluted earnings per share	$0.42	$0.07	6	X

Consolidated operating revenue for the first quarter of 2010 increased $29.7 million, or 9 percent, compared to the first quarter of 2009. This increase was principally due to $28.4 million in higher revenue for Ocean Transportation, $4.5 million in higher revenue from Real Estate Sales (excluding revenue from property sales classified as discontinued operations), partially offset by $3.5 million in lower revenue for Agribusiness. The reasons for the revenue decline are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first quarter of 2010 increased $16.4 million, or 5 percent, compared to the first quarter of 2009. This increase was principally due to a $28.3 million increase in cost for the transportation segments, partially offset by $7.5 million in lower general and administrative costs and $4.4 million in lower Agribusiness expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased $0.8 million, primarily due to $1.8 million of higher interest income related to the payoff on a mortgage note acquired in the fourth quarter of 2009, partially offset by $0.9 million of higher interest expense resulting from the $100 million increase in term notes drawn in March 2009.

Income taxes increased by $5.9 million, principally due to earnings from continuing operations in the first quarter of 2010 as compared to a loss from continuing operations in 2009. The effective tax rate for the first quarter of 2010 increased relative to the first quarter of 2009 due to higher non-deductible expenses that had a greater impact on the effective tax rate relative to the prior quarter.

Discontinued operations increased by $6.1 million, primarily due to the sale of the Mililani Shopping Center in the first quarter of 2010. Sales from our commercial portfolio are treated as discontinued operations, but are an integral part of our tax-deferred reinvestment strategy.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Revenue	$229.5	$201.1	14%
Operating profit (loss)	$10.4	$(0.5)	NM
Operating profit margin	4.5%	-0.2%
Volume (Units)*
Hawaii containers	31,400	32,500	-3%
Hawaii automobiles	21,800	14,400	51%
China containers	13,200	9,600	38%
Guam containers	3,500	3,400	3%

*Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased 14 percent, or $28.4 million, in the first quarter of 2010 compared with the first quarter of 2009. The revenue increase was due primarily to higher China volumes, resulting in a $12.4 million improvement, a $12.6 million increase in fuel surcharges due to higher fuel prices in 2010 as compared to 2009, and $2.2 million in higher revenue due to the fulfillment of a military contract move during the first quarter of 2010.

Total Hawaii container volume was down 3 percent in the first quarter of 2010, due primarily to a change in the year-end sailing schedule that shifted cargo into December 2009, continuing demand weakness in Hawaii’s construction industry, and further declines in eastbound cargo of agricultural products. Matson’s Hawaii automobile volume for the quarter was 51 percent higher than the first quarter of 2009, due primarily to the timing of automobile rental fleet replacement activity. China container volume increased 38 percent, due to an increase in market demand and constrained industry capacity.

Ocean Transportation’s operating profit increased $10.9 million in the first quarter of 2010 compared with the first quarter of 2009. The increase in operating profit was principally due to a $6 million charge recorded in the first quarter of 2009 related to Matson’s 2009 workforce reduction program, as well as the ongoing benefit of reduced staffing levels. Operating profit increased during the quarter due to a $10.1 million improvement from overall higher container volume, primarily related to China, but the increase was partially offset by (a) increased terminal handling costs of $5.9 million, due to increased fees and handling charges, and (b) increased vessel expenses of $2.0 million, principally resulting from higher fuel costs that were partially offset by lower insurance and claim expenses and lower vessel wages due to fewer vessel voyage days. Matson’s share of SSAT joint venture earnings increased by $2.5 million, principally due to higher container lift volumes in 2010, but also due to SSAT’s cost saving initiatives implemented in 2009.

Logistics Services – First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Intermodal revenue	$44.6	$44.5	--%
Highway revenue	32.5	31.7	3%
Total Revenue	$77.1	$76.2	1%
Operating profit	$1.9	$1.5	27%
Operating profit margin	2.5%	2.0%

Logistics Services revenue increased 1 percent, or $0.9 million, in the first quarter of 2010 compared with the first quarter of 2009. This increase was principally the result of an increase in highway volume, largely due to Logistics Service’s participation in the fulfillment of Matson’s military contract move described previously.

Logistics Services operating profit increased 27 percent, or $0.4 million, to $1.9 million in the first quarter of 2010 compared with the first quarter of 2009. The operating profit increase was due principally to an improvement in Highway volumes and lower general and administrative expenses, but was partially offset by lower Intermodal yields.

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

Effect of Property Sales on Operating Results:  Direct year-over-year comparison of the real estate sales results may not provide a consistent, measurable barometer of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions. The reporting of real estate sales is also affected by the classification of certain real estate sales as discontinued operations.

Real Estate Leasing – First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Revenue	$23.6	$27.2	-13%
Operating profit	$9.1	$12.0	-24%
Operating profit margin	38.6%	44.1%
Occupancy Rates:
Mainland	85%	90%	-5%
Hawaii	94%	95%	-1%
Leasable Space (million sq. ft.):
Mainland	7.2	7.1	1%
Hawaii	1.1	1.4	-21%

Real Estate Leasing revenue for the first quarter of 2010, before subtracting amounts presented as discontinued operations, was 13 percent lower than 2009, primarily due to lower Mainland occupancies and rents as well as the revenue impact resulting from the timing of acquisitions and dispositions. Properties sold under the Company’s 1031 exchange program are generally replaced within 180 days of the sale, but may result in lower revenue and operating profit during the interim period prior to reinvestment.

Operating profit for the first quarter of 2010, before subtracting amounts presented as discontinued operations, was 24 percent lower than 2009, principally due to lower occupancy and rents in the Mainland portfolio, as well as the timing impact of acquisitions and dispositions, as previously described. At March 31, 2010, the Company had approximately $86 million in tax-deferred proceeds that had not yet been reinvested.

Leasable space was reduced by 163,800 square feet in the first quarter of 2010 compared with the first quarter of 2009, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
2-10	Kele Center (HI)	14,800	1-10	Meadows on the Parkway (CO)	216,400
1-10	Mililani Shopping Center (HI)	180,300	12-09	Firestone Boulevard Building (CA)	28,100
12-09	Village at Indian Wells (CA)	104,600	9-09	Waipio Shopping Center (HI)	113,800
10-09	Pacific Guardian Tower (HI)	130,600	8-09	Northpoint Industrial (CA)	119,400
9-09	San Jose Avenue Warehouse (CA)	126,000
6-09	Hawaii Business Park (HI)	85,200

	Total Dispositions	641,500		Total Acquisitions	477,700

Real Estate Sales –First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Improved property sales	$55.2	$20.1	3	X
Development sales	0.7	0.4	75%
Unimproved/other property sales	4.4	4.7	-6%
Total revenue	$60.3	$25.2	2	X
Operating profit before joint ventures	$22.1	$5.6	4	X
Equity in losses from joint ventures	(0.7)	--	NM
Total operating profit	$21.4	$5.6	4	X

2010 First Quarter:  Revenue from Real Estate Sales was $60.3 million and included the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, a 75-acre parcel to Kauai County for affordable housing, and one Keola La’i condominium unit on Oahu. In addition to the sales described above, operating profit included $1.8 million from the payoff of an investment in a non-performing mortgage loan that was acquired in the fourth quarter of 2009, the sale of one unit at the Company’s Kai Malu residential joint venture development on Maui, and the sale of three units at the Company’s Ka Milo joint venture development on the island of Hawaii, partially offset by other joint venture holding costs.

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

Real Estate Discontinued Operations – First quarter of 2010 compared with 2009

Revenue and operating profit related to discontinued operations for the first quarter of 2010 were as follows:

	Quarter Ended March 31,
(dollars in millions, before tax)	2010	2009
Sales revenue	$55.2	$24.6
Leasing revenue	$0.3	$5.2
Sales operating profit	$20.7	$8.4
Leasing operating profit	$0.3	$3.1

The leasing revenue and operating profit noted above includes the results for properties that were sold through March 31, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20.  The leasing revenue and operating profit for the first quarter of 2010 and 2009 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2009.

AGRIBUSINESS

Agribusiness – First quarter of 2010 compared with 2009

	Quarter Ended March 31,
(dollars in millions)	2010	2009	Change
Revenue	$14.2	$17.7	-20%
Operating loss	$(1.1)	$(1.9)	42%
Tons sugar produced	--	12,200	-100%

               Agribusiness revenue decreased 20 percent, or $3.5 million, in the first quarter of 2010 compared with the first quarter of 2009, due principally to a $3 million reduction in revenue resulting from the absence of bulk raw sugar sales. The 2010 sugar harvest started later, as planned, to provide additional time for crop growth and factory maintenance.

       Operating loss decreased $0.8 million in the first quarter of 2010 compared to the first quarter of 2009, due principally to $3.2 million of negative bulk raw sugar margins recorded in 2009, partially offset by a $1.9 million lower of cost or market adjustment to coffee inventory in 2010 that was primarily related to reduced market value of green coffee beans.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows from operating activities totaled $5 million for the first quarter of 2010, compared with $8 million for the first quarter of 2009. This decrease was due principally to investments in working capital, partially offset by higher Matson earnings.

Cash flows used in investing activities totaled $22 million for the first quarter of 2010, compared with cash flows from investing activities of $8 million for the first quarter of 2009. The increase in net cash used in investing activities was due principally to the receipt of $23 million of expired 1031 funds during the first quarter of 2009 that were not reinvested, $6 million in higher proceeds from disposal of assets during 2009, and a $9 million net increase in investments in 2010, principally related to investments in the Company’s Kukui’ula joint venture, partially offset by $8 million in lower capital expenditures in 2010.

Capital expenditures for the first quarter of 2010 totaled $8 million compared with $16 million for the first quarter of 2009. The 2010 expenditures included $3 million for the purchase of transportation-related assets, $3 million related to Agribusiness operations, and $2 million related to real estate related acquisitions, development and property improvements. Capital expenditures for the first quarter of 2009 totaled $16 million and included $8 million related to real estate related acquisitions, development and property improvements, $6 million for the purchase of transportation-related assets, and $2 million related to Agribusiness operations. The 2010 amounts reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows excluded $31 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. The 2009 amounts reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows excluded $50 million of tax-deferred purchases.

Cash flows from financing activities totaled $21 million for the first quarter of 2010 compared with cash flows used in financing activities of $25 million in the first quarter of 2009. The Company increased debt by a net $33 million in the first quarter of 2010, as compared to a net decrease in debt of $11 million in the first quarter of 2009.

The Company believes that funds generated from results of operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for this fiscal year, including working capital, capital expenditures, dividends, and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $237 million at March 31, 2010, an increase of $22 million from December 31, 2009. The increase was due primarily to $19 million in higher sugar and coffee inventories and a $4 million increase in cash and cash equivalents.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $504 million as of March 31, 2010, compared with $471 million at the end of 2009. The increase in debt was primarily due to borrowings on revolving credit facilities. As of March 31, 2010, available capacity under these facilities totaled $390 million.

Balance Sheet:  Working capital was $40 million at March 31, 2010, an increase of $30 million from the consolidated balance at the end of 2009. The increase in working capital was due primarily to a $19 million increase in inventory, a $29 million reduction to the current portion of long-term debt, and a $9 million reduction in accounts payable, partially offset by a $30 million decrease in real estate held-for-sale inventory related to the sale of the Mililani Shopping Center on Oahu.

Tax-Deferred Real Estate Exchanges:  Sales – During the first quarter of 2010, $57 million of proceeds from the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, and a 75-acre parcel on Kauai qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031. During the first quarter of 2009, $19 million of proceeds from the sales of Southbank II office building in Arizona, two leased fee parcels in Kahului, Maui, and one remnant parcel in Haiku on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031. An additional $5 million of proceeds were applied to a previous purchase under a reverse 1031 purchase transaction.

Purchases – During the first quarter of 2010, the Company utilized $31 million in proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado. During the first quarter of 2009, the Company utilized $54.5 million in proceeds from tax-deferred sales to purchase the Activity Distribution Center in California and the Waipio Industrial Center on Oahu.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2010, there was $86 million of proceeds from tax-deferred sales that had not been reinvested. Approximately $1 million of tax-deferred proceeds expired during the quarter and were not reinvested. An additional $6 million of tax deferred proceeds are expected to expire without reinvestment in the second quarter of 2010.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2010, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as described more fully on pages 17-26 of the Form 10-K in the Company’s 2009 Annual Report.

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. Still, a majority of the Company’s operations are centered in Hawaii and a corresponding measure of the Company’s performance is directly influenced by the fundamentals of the Hawaii economy.

Throughout 2009, the Hawaii economy weakened as a result of macro-economic trends that affected U.S. Mainland and international markets. More recently, early signs of economic improvement in Hawaii have begun to surface, including increases in tourism and residential real estate sales, though it is likely to take some time before a recovery has any meaningful effect on A&B’s Hawaii operations.  The U.S. Mainland is seeing modest economic growth, including long-awaited increases in business and consumer spending and manufacturing orders, which has been positive for demand in Matson’s China trade lane. However, persistently high unemployment and weakness in the Mainland real estate markets continue to negatively impact performance of the Company’s Real Estate Leasing segment.

Transportation:  Matson’s 2010 first quarter operating and financial performance improved relative to the first quarter of 2009, primarily as a result of the non-recurrence of a $6 million workforce reduction charge recorded in the first quarter of 2009, and increased container volumes in the China shipping service. The increase in China volumes was driven by both better economic conditions as mentioned above, and reduced shipping capacity in that trade lane. Container volumes in the Hawaii service were near year-ago levels and appear to be stabilizing. Overall, yields were flat in the first quarter compared with the same quarter a year ago.

The solid demand in volumes and reduced China trade lane capacity resulted in a successful rate negotiation season that concluded at the end of April 2010. These higher rates should benefit 2010 second half results compared with the results for the second half of 2009; however, these benefits could be tempered if other carriers increase China shipping capacity or fuel prices continue to rise. In the Hawaii trade lane, the Company expects the relative stability in volumes and rates seen in the first quarter to continue throughout 2010. Container volumes in Guam are projected to grow modestly late in 2010 due to the anticipated start of the military buildup, and rates are expected to remain steady for the balance of the year.

Matson Integrated Logistics’ first quarter 2010 performance improved relative to the first quarter of 2009 as the Intermodal segment stabilized and the Highway segment improved due to a large military contract and higher truckload activity.  However, competition and available capacity continue to place downward pressure on overall yield. The Company remains focused on organic growth opportunities and improving operating efficiencies, while seeking to expand in new markets through strategic recruiting initiatives.

Real Estate:  The Company is seeing continued demand and favorable pricing for quality commercial properties, as evidenced by the sale of the Mililani Shopping Center in January. This sale was the key driver of improved real estate sales operating profit in the first quarter compared with the same quarter a year ago. While signs of a recovery in Hawaii’s real estate market are starting to appear, the Company remains tempered in its outlook for real estate development sales this year, with only nominal sales expected. In the meantime, the Company continues to vigorously pursue project design, permitting and, where appropriate, construction, to position its projects to meet expected demand as real estate markets recover.

The commercial leasing portfolio continues to feel the effects of a weak Mainland real estate market. Revenues continue to trend downward due to lower lease renewal rates and market rents. On a sequential basis, however, Mainland occupancies held constant at the 85 percent level recorded in the fourth quarter of 2009. Hawaii occupancies were still strong at 94 percent, although market rates are also beginning to be affected by the soft economy. First quarter performance has also been impacted by the timing of sales and acquisitions, with sales outpacing acquisitions. At quarter end, approximately $86 million in sales proceeds from commercial property sales had not been reinvested in replacement properties. The Company will continue to pursue the selective sale of commercial properties from its portfolio where property values have been maximized, and reinvest sales proceeds, through tax-advantaged 1031 exchanges, in assets offering higher appreciation potential.

The Company remains focused on potential investments in development projects and distressed real estate in Hawaii, and in the fourth quarter of 2009, completed two modest non-performing mortgage loan acquisitions in the state. One of these mortgages was paid off in the first quarter, resulting in $1.8 million in operating profit. The timing and scale of further investments, however, remains uncertain and will be dependent upon a number of factors, including, but not limited to, risk and return thresholds, underlying land valuations, and the availability of other capital investment opportunities.

Agribusiness:  Agribusiness’ first quarter 2010 operating loss declined 42 percent to $1.1 million compared with the first quarter of 2009. The expectation for significant improvement in Agribusiness performance in 2010 is unchanged. At HC&S, yield forecasts remain positive, and although market prices for sugar have fallen recently, HC&S has forward priced over 70 percent of its 2010 crop at favorable levels.

While improved sugar prices and expected production levels have influenced near-term decisions by the Company, the future of the Company’s sugar operations will be highly dependent on critical rulings by the State of Hawaii Commission on Water Resource Management related to water allocations for both the West Maui and East Maui water systems. These rulings are expected by mid 2010.

The Company’s long-term focus is on the potential conversion of the sugar plantation to an energy farm. Recently, a minimum of $12 million dollars of federal support for new research on energy crop development and energy conversion technologies at HC&S was announced.  This research will be conducted by HC&S, various government agencies (including the United States Department of Agriculture, Department of Energy, and Office of Naval Research), and the University of Hawaii’s College of Tropical Agriculture and Human Resources.  It will complement HC&S’ efforts to create a viable energy business model, and is affirmation of the key role HC&S could play in achieving greater energy independence for Hawaii.

The Company utilizes two primary sources of periodic economic forecasts for the State of Hawaii: the University of Hawaii Economic Research Organization and the State’s Department of Business, Economic Development & Tourism.

OTHER MATTERS

Dividends: The Company’s first quarter dividend of $0.315 per share to shareholders was paid on March 4, 2010 to shareholders of record on February 11, 2010. The second quarter dividend of $0.315 is payable on June 3, 2010 to shareholders of record as of the close of business on May 13, 2010.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2009 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2009 Form 10-K.

Officer and Management Changes:  The following management changes were effective between January 1, 2010 and April 30, 2010.

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

Robert K. Sasaki, vice chairman of A&B Properties, Inc. retired effective January 1, 2010.

Kevin L. Halloran, vice president of corporate development and investor relations of A&B, resigned effective February 28, 2010.

Suzy P. Hollinger, was named director, investor relations of A&B, effective March 15, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2009. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2009.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2010	58,793 (1)	$32.70	--	--
Feb 1 - 28, 2010	--	--	--	--
Mar 1 - 31, 2010	2,753 (1)	$32.35	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon vesting of non-vested common stock and restricted stock units.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders of the Company held on April 29, 2010, the Company’s shareholders voted in favor of: (i) the election of ten directors to the Company’s Board of Directors, (ii) the ratification of the appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm, and (iii) the approval of Alexander & Baldwin, Inc.’s amended and restated 2007 Incentive Compensation Plan that, among other things, authorizes for issuance an additional 2,200,000 shares of A&B common stock, and is filed herewith as Exhibit 10.b.1.(xvii). The number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the Annual Meeting of Shareholders, were as follows:

(i) Election of Directors	For	Withheld	Broker Non-Votes
W. Blake Baird	33,306,848	439,744	3,358,539
Michael J. Chun	32,518,007	1,228,585	3,358,539
W. Allen Doane	33,268,996	477,596	3,358,539
Walter A. Dods, Jr.	33,085,185	661,407	3,358,539
Charles G. King	30,819,093	2,927,499	3,358,539
Stanley M. Kuriyama	33,187,183	559,409	3,358,539
Constance H. Lau	29,688,302	4,058,290	3,358,539
Douglas M. Pasquale	33,174,108	572,484	3,358,539
Maryanna G. Shaw	32,970,838	775,754	3,358,539
Jeffrey N. Watanabe	32,754,660	991,932	3,358,539

(ii) Ratification of Appointment of Independent Registered Public Accounting Firm	For	Against	Abstain	Broker Non-Votes
	36,734,583	174,358	196,190	--

(iii) Proposal to Approve Amended and Restated 2007 Incentive Compensation Plan	For	Against	Abstain	Broker Non-Votes
	28,108,858	4,739,188	898,546	3,358,539

ITEM 6.  EXHIBITS

10.b.1.(lvi)      Amendment to Form of Agreement entered into with certain executive officers.

10.b.1.(xvii)    Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, as amended and restated effective January 28, 2010.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: May 5, 2010	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 5, 2010	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.b.1.(lvi)     Amendment to Form of Agreement entered into with certain executive officers.

10.b.1.(xvii)   Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, as amended and restated effective January 28, 2010.

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