Form 10-Q
period 2010-06-30
ALEXANDER & BALDWIN INC
filed 2010-07-30
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2010: 41,173,758

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts)(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Operating revenue	$398.9	$351.0	$743.6	$665.8

Costs and Expenses:
Costs of goods sold, services and rentals	319.6	301.0	613.5	570.7
Selling, general and administrative	36.9	35.0	75.6	81.2
Operating costs and expenses	356.5	336.0	689.1	651.9

Operating Income	42.4	15.0	54.5	13.9
Other Income and (Expense):
Gain on insurance settlement and other	0.7	--	1.4	--
Equity in income of real estate affiliates	(0.2)	0.2	(0.9)	0.2
Interest income	0.2	0.1	2.0	0.2
Interest expense	(6.5)	(6.9)	(13.0)	(12.5)
Income Before Taxes	36.6	8.4	44.0	1.8
Income Taxes	13.7	3.4	17.6	1.0
Income From Continuing Operations	22.9	5.0	26.4	0.8
Income From Discontinued Operations (net of income taxes)	6.0	7.6	19.8	14.8

Net Income	$28.9	$12.6	$46.2	$15.6

Basic Earnings Per Share:
Continuing operations	$0.55	$0.12	$0.64	$0.02
Discontinued operations	0.15	0.19	0.48	0.36
Net income	$0.70	$0.31	$1.12	$0.38

Diluted Earnings Per Share:
Continuing operations	$0.55	$0.12	$0.64	$0.02
Discontinued operations	0.15	0.19	0.48	0.36
Net income	$0.70	$0.31	$1.12	$0.38

Weighted Average Number of Shares Outstanding:
Basic	41.2	41.0	41.1	41.0
Diluted	41.4	41.0	41.4	41.0

Cash Dividends Paid Per Share	$0.315	$0.315	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$36	$16
Accounts and notes receivable, net	173	172
Inventories	59	43
Real estate held for sale	6	36
Deferred income taxes	6	6
Section 1031 exchange proceeds	16	1
Prepaid expenses and other assets	22	33
Total current assets	318	307
Investments in Affiliates	283	242
Real Estate Developments	106	88
Property, at cost	2,770	2,715
Less accumulated depreciation and amortization	1,217	1,179
Property – net	1,553	1,536
Employee Benefit Plan Assets	3	3
Other Assets	198	204
Total	$2,461	$2,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$56	$65
Accounts payable	127	132
Payroll and employee benefits	17	18
Uninsured claims	11	9
Accrued and other liabilities	88	73
Total current liabilities	299	297
Long-term Liabilities:
Long-term debt	470	406
Deferred income taxes	423	428
Employee benefit plans	120	116
Uninsured claims and other liabilities	48	48
Total long-term liabilities	1,061	998
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	33	33
Additional capital	215	210
Accumulated other comprehensive loss	(76)	(81)
Retained earnings	940	934
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,101	1,085
Total	$2,461	$2,380

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions)(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities	$39	$46

Cash Flows from Investing Activities:
Capital expenditures	(24)	(19)
Proceeds from disposal of property and other assets	9	29
Deposits into Capital Construction Fund	(2)	(2)
Withdrawals from Capital Construction Fund	2	2
Increase in investments	(48)	(10)
Reduction in investments	12	3
Net cash provided by (used in) investing activities	(51)	3

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	108	195
Payments of long-term debt	(50)	(215)
Payments on short-term debt	(3)	(10)
Proceeds from issuances of capital stock, including excess tax benefit	3	--
Dividends paid	(26)	(26)
Net cash provided by (used in) financing activities	32	(56)

Net Increase (Decrease) in Cash and Cash Equivalents	$20	$(7)

Other Cash Flow Information:
Interest paid	$(13)	$(10)
Income taxes paid	$(21)	$(16)

Other Non-cash Information:
Depreciation and amortization expense	$52	$53
Tax-deferred real estate sales	$76	$38
Tax-deferred real estate purchases	$(53)	$(50)
Common stock dividends declared but not yet paid	$13	$13

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

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for the fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009) at June 30, 2010, included the following (in millions):

Standby letters of credit                                                                     (a)            $    10
Performance and customs bonds                                                      (b)            $    19
Benefit plan withdrawal obligations                                                  (c)            $    89

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

(b)
Consists of approximately $17 million in U.S. customs bonds, approximately $1 million in bonds related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

(c)
Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which Matson is a participant. Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety in exchange for the issuance of surety bonds that cover construction activities, such as project amenities, roads, utilities, and other infrastructure. The recorded amounts of the indemnity liabilities were not material. Under the indemnities, the Company and its joint venture partners agree to indemnify the surety bond issuer from all losses and expenses arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions has been filed with the Commission by the opposing third party. A decision on whether to grant the petition is not expected until later this year.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams.  In July 2010, the two organizations appealed the Water Commission’s decision.

The loss of East Maui and West Maui water as a result of the Water Commission’s decisions will impose challenges to the Company’s sugar growing operations. While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time. The Company continues its exploration of the potential to produce biofuels from sugar or other crops, and periodic updates will be provided on this assessment as it progresses.  Accordingly, the Company is unable to predict, at this time, the outcome or financial impact of the water proceedings.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order. On May 28, 2010, the plaintiffs filed an amended complaint. The Company and Matson will continue to vigorously defend themselves in this lawsuit. The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit.

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

(3)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Denominator for basic EPS – weighted average shares	41.2	41.0	41.1	41.0
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.2	--	0.3	--
Denominator for diluted EPS – weighted average shares	41.4	41.0	41.4	41.0

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.9 million shares of common stock for each of the three month periods ended June 30, 2010 and 2009, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.9 million and 2.4 million shares of common stock for the six months ended June 30, 2010 and 2009, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  In the first half of 2010, the Company granted non-qualified stock options to purchase 424,742 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $6.59 using the following weighted average assumptions: volatility of 28.8 percent, risk-free interest rate of 2.7 percent, dividend yield of 3.8 percent, and expected term of 5.8 years.

Activity in the Company’s stock option plans for the first half of 2010 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2010	958	1,291	196	2,445	$36.80
Granted	425	--	--	425	$33.01
Exercised	(4)	(84)	(6)	(94)	$26.44
Forfeited and expired	(22)	(2)	--	(24)	$39.41
Outstanding, June 30, 2010	1,357	1,205	190	2,752	$36.55	5.8	$4,581

Exercisable June 30, 2010	471	1,205	190	1,866	$38.85	4.6	$2,395

The following table summarizes non-vested common stock and restricted stock unit activity through June 30, 2010 (in thousands, except weighted-average grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding January 1, 2010	427	$27.06	15	$48.19
Granted	187	$33.51	--	--
Vested	(92)	$32.31	(15)	$48.19
Canceled	(190)	$23.71	--	--
Outstanding June 30, 2010	332	$31.15	--	--

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest after three years, provided certain performance targets related to the first year of the performance period are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Share-based expense (net of estimated forfeitures):
Stock options	$0.4	$0.8	$0.8	$1.7
Non-vested common stock/Restricted stock units	1.4	0.9	2.6	2.6
Total share-based expense	1.8	1.7	3.4	4.3
Total recognized tax benefit	(0.6)	(0.5)	(1.1)	(1.3)
Share-based expense (net of tax)	$1.2	$1.2	$2.3	$3.0

(5)
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

Income from discontinued operations consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Discontinued operations (net of tax)
Sales of assets	$6.0	$6.2	$19.5	$11.3
Leasing operations	--	1.4	0.3	3.5
Total	$6.0	$7.6	$19.8	$14.8

Discontinued operations includes the results for properties that were sold through June 30, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 8) for the first half of 2009 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2009.

(6)	Comprehensive income for the three and six months ended June 30, 2010 and 2009 consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$28.9	$12.6	$46.2	$15.6
Amortization of unrealized pension asset loss and prior service costs	2.6	3.5	4.4	3.8
Other	0.1	0.1	0.1	0.1
Comprehensive income	$31.6	$16.2	$50.7	$19.5

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

The components of net periodic benefit cost recorded for the second quarters of 2010 and 2009 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Service cost	$1.8	$2.0	$0.3	$0.2
Interest cost	4.8	4.8	0.8	0.8
Expected return on plan assets	(5.3)	(5.0)	--	--
Amortization of prior service cost	0.1	0.2	0.1	0.1
Amortization of net loss (gain)	1.4	2.9	--	(0.1)
Net periodic benefit cost	$2.8	$4.9	$1.2	$1.0

The components of net periodic benefit cost recorded for the first half of 2010 and 2009 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Service cost	$3.9	$4.0	$0.5	$0.4
Interest cost	9.7	9.6	1.6	1.6
Expected return on plan assets	(10.3)	(10.0)	--	--
Amortization of prior service cost	0.3	0.4	0.2	0.2
Amortization of net loss (gain)	4.1	5.8	0.1	(0.2)
Net periodic benefit cost	$7.7	$9.8	$2.4	$2.0

Based on the actuarial report dated as of January 1, 2010, net periodic benefit cost for 2010 is expected to total $15.4 million for pension benefits and $4.6 million for post-retirement benefits. In 2010, the Company expects that it will be required to make contributions totaling approximately $0.5 million to its pension plans.

(8)	Segment results for the quarter and the six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Transportation:
Ocean transportation	$257.2	$218.5	$486.7	$419.6
Logistics services	88.6	80.3	165.7	156.5
Real Estate:
Leasing	23.2	25.9	46.8	53.1
Sales	22.0	21.3	82.3	46.5
Less amounts reported in discontinued operations	(18.3)	(21.4)	(74.1)	(51.7)
Agribusiness	29.8	29.2	44.0	46.9
Reconciling Items	(3.6)	(2.8)	(7.8)	(5.1)
Total revenue	$398.9	$351.0	$743.6	$665.8

Operating Profit, Net Income:
Transportation:
Ocean transportation	$37.0	$21.1	$47.4	$20.6
Logistics services	1.5	1.8	3.4	3.3
Real Estate:
Leasing	8.5	11.0	17.6	23.0
Sales	8.0	9.6	29.4	15.2
Less amounts reported in discontinued operations	(9.2)	(12.4)	(30.4)	(24.0)
Agribusiness	1.8	(11.3)	0.7	(13.2)
Total operating profit	47.6	19.8	68.1	24.9
Interest Expense	(6.5)	(6.9)	(13.0)	(12.5)
General Corporate Expenses	(4.5)	(4.5)	(11.1)	(10.6)
Income From Continuing Operations Before Income Taxes	36.6	8.4	44.0	1.8
Income Tax Expense	13.7	3.4	17.6	1.0
Income From Continuing Operations	22.9	5.0	26.4	0.8
Income From Discontinued Operations (net of income taxes)	6.0	7.6	19.8	14.8
Net Income	$28.9	$12.6	$46.2	$15.6

(9)
Subsequent Events: On July 29, 2010, Matson announced a second, weekly service between the ports of Hong Kong, Shenzhen, Shanghai, and Long Beach, with full operations expected to commence in early October 2010. This new China service will utilize five time-chartered ships. Additional containers and equipment will be purchased for the new service and have an estimated acquisition cost of $50 to $60 million. Losses generated from the start-up phase of the new service are expected to reduce 2010 Ocean Transportation operating profit by $10 to $15 million, with the majority of these losses recognized in the fourth quarter of 2010.

On July 20, 2010, the Company acquired, with $38 million of 1031 tax-deferred proceeds, the Komohana Industrial Park (“Komohana”), a fee simple, fully-zoned 35-acre industrial complex located in Kapolei, West Oahu. The property includes five single and multi-tenant warehouse buildings totaling 238,300 square feet of leasable space, together with 24 acres of land that are leased to two tenants.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Operating revenue	$398.9	$351.0	14%
Operating costs and expenses	356.5	336.0	6%
Operating income	42.4	15.0	2.8	X
Other income and (expense)	(5.8)	(6.6)	12%
Income before taxes	36.6	8.4	4.4	X
Income tax expense	13.7	3.4	4.0	X
Discontinued operations (net of income taxes)	6.0	7.6	-21%
Net income	$28.9	$12.6	2.3	X

Basic earnings per share	$0.70	$0.31	2.3	X
Diluted earnings per share	$0.70	$0.31	2.3	X

Consolidated operating revenue for the second quarter of 2010 increased $47.9 million, or 14 percent, compared with the second quarter of 2009. This increase was due principally to $38.7 million in higher revenue for Ocean Transportation and $8.3 million in higher revenue from Logistics Services. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2010 increased $20.5 million, or 6 percent, compared with the second quarter of 2009 due principally to $32.5 million in higher operating costs for the Transportation Industry segments, partially offset by a $12.3 million decrease in Agribusiness costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased $0.8 million in the second quarter of 2010, primarily due to a $0.7 million gain related to proceeds from an insurance policy.

           Income taxes for the second quarter of 2010 increased by $10.3 million compared to the second quarter of 2009 due to higher earnings from continuing operations. The effective tax rate for the second quarter of 2010 decreased relative to the second quarter of 2009 due principally to non-deductible expenses in both periods that had a lesser impact on the 2010 effective tax rate because of the higher income relative to 2009.

Consolidated – First half of 2010 compared with 2009

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Operating revenue	$743.6	$665.8	12%
Operating costs and expenses	689.1	651.9	6%
Operating income	54.5	13.9	3.9	X
Other income and (expense)	(10.5)	(12.1)	13%
Income before taxes	44.0	1.8	24.4	X
Income taxes	17.6	1.0	17.6	X
Discontinued operations (net of income taxes)	19.8	14.8	34%
Net income	$46.2	$15.6	3.0	X

Basic earnings per share	$1.12	$0.38	2.9	X
Diluted earnings per share	$1.12	$0.38	2.9	X

Consolidated operating revenue for the first half of 2010 increased $77.8 million, or 12 percent, compared with the first half of 2009. This increase was due principally to $67.1 million in higher revenue for Ocean Transportation, $9.2 million in higher revenue for Logistics Services, $4.0 million in higher revenue from Real Estate Sales (after excluding revenue from discontinued operations) and $3.1 million in higher revenue from Real Estate Leasing (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $2.9 million in lower Agribusiness revenue. The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2010 increased $37.2 million, or 6 percent, compared with the first half of 2009 due to $60.8 million in higher costs for the Transportation Industry Segments, $3.4 million in higher costs for the Real Estate Industry Segments, partially offset by $16.7 million in lower Agribusiness costs and $5.6 million in lower general and administrative costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other expense decreased $1.6 million in the first half of 2010 compared with the first half of 2009, due primarily to a $0.7 million investment gain and a $0.7 million gain related to proceeds from an insurance policy.

Income taxes in the first half of 2010 were higher than the first half of 2009 due primarily to higher income. The lower effective tax rate in 2010 was due to the same reasons cited for the quarter.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Second quarter of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$257.2	$218.5	18%
Operating profit	$37.0	$21.1	75%
Operating profit margin	14.4%	9.7%
Volume (Units)*
Hawaii containers	33,700	34,300	-2%
Hawaii automobiles	21,100	27,200	-22%
China containers	15,000	11,100	35%
Guam containers	4,200	3,600	17%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue for the second quarter of 2010 increased $38.7 million, or 18 percent, compared with the second quarter of 2009. The revenue increase was principally due to a $17.1 million increase in fuel surcharges due to higher fuel prices in 2010 as compared to 2009, a $15.9 million increase in revenue resulting from higher yields and improved cargo mix, principally in the China trade, and a $4.6 million net revenue increase related to higher volume in China and Guam, partially offset by a decrease in Hawaii volume that was primarily related to the timing of automobile shipments.

Total Hawaii container volume was down 2 percent compared to the second quarter of 2009, reflecting lower shipments of construction materials and a reduction in eastbound cargo, principally agricultural products. Matson’s Hawaii automobile volume for the quarter was 22 percent lower than the second quarter of last year, due primarily to the timing of automobile rental fleet replacement activity. China container volume increased 35 percent in the second quarter of 2010 compared with 2009, principally due to an increase in market demand and capacity reductions by other shipping lines. Guam container volume increased 17 percent in the second quarter of 2010, due to an increase in market demand related, in part, to activities associated with the expected U.S. military build-up.

Operating profit for the second quarter of 2010 increased $15.9 million, or 75 percent, compared with the second quarter of 2009. The increase in operating profit was principally due to a $15.9 million increase in yields, primarily related to China, a $4.4 million increase related to a net increase in volume driven by the China trade, and a $2.8 million reduction in vessel expenses. The improvement in operating profit was partially offset by increased terminal handling costs of $7.0 million, resulting from contractual increases in terminal fees and handling charges, and a $2.2 million increase in purchased transportation expenses related to the overall higher volume. Matson’s share of SSAT joint venture earnings increased by $2.1 million, principally due to higher container lift volumes in 2010, but also due to SSAT’s cost saving initiatives implemented in 2009.

Ocean Transportation – First half of 2010 compared with 2009

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$486.7	$419.6	16%
Operating profit	$47.4	$20.6	2.3	X
Operating profit margin	9.7%	4.9%
Volume (Units)*
Hawaii containers	65,100	66,800	-3%
Hawaii automobiles	42,900	41,600	3%
China containers	28,200	20,700	36%
Guam containers	7,700	7,000	10%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue for the first half of 2010 increased $67.1 million, or 16 percent, compared with the first half of 2009. This increase was due principally to a $29.7 million increase in fuel surcharges stemming from higher fuel prices, a $17.2 million increase in revenue due to higher yields, principally in the China trade, and a $15.3 million increase in revenue related to overall higher volumes.

Container volume in Hawaii was down 3 percent for the first half of 2010 for the same reasons cited for the quarter. Auto volume increased in the first half of 2010 due to higher new car shipments from manufacturers to Hawaii, but was also related to the timing of automobile rental fleet replacement activity. China and Guam container volumes increased 36 percent and 10 percent, respectively, for the same reasons cited for the quarter.

Operating profit for the first half of 2010 more than doubled to $47.4 million, compared with the first half of 2009. The increase in operating profit was principally due to the yield and volume improvement in China cited previously, but was also due to a $6.0 million charge recorded in the first quarter of 2009 related to Matson’s 2009 workforce reduction program. The improvement in operating profit was partially offset by increased terminal handling costs of $13.9 million resulting from contractual increases, and increased purchased transportation expenses of $3.1 million that were driven by higher volumes. Matson’s share of SSAT joint venture earnings increased by $4.6 million due to higher container lift volumes in 2010, but were also due to cost saving initiatives implemented in 2009.

Logistics Services – Second quarter of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Intermodal revenue	$51.7	$46.8	10%
Highway revenue	36.9	33.5	10%
Total Revenue	$88.6	$80.3	10%
Operating profit	$1.5	$1.8	-17%
Operating profit margin	1.7%	2.2%

Logistics Services revenue for the second quarter of 2010 increased $8.3 million, or 10 percent, compared with the second quarter of 2009. This increase was principally due to higher Intermodal and Highway volumes, which increased by 3 percent and 11 percent, respectively. The increase in volumes is reflective of improving economic activity and a continued focus on sales efforts by the Company.

Logistics Services operating profit for the second quarter of 2010 decreased $0.3 million, or 17 percent, compared with the second quarter of 2009. Operating profit decreased principally due to lower volume at the Company’s warehousing facilities, as well as lower intermodal yields impacted by competition and equipment capacity, but was partially offset by improved Highway and Intermodal volumes and Highway yields.

Logistics Services – First half of 2010 compared with 2009

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Intermodal revenue	$96.3	$91.3	5%
Highway revenue	69.4	65.2	6%
Total Revenue	$165.7	$156.5	6%
Operating profit	$3.4	$3.3	3%
Operating profit margin	2.1%	2.1%

Logistics revenue for the first half of 2010 increased $9.2 million, or 6 percent, compared with the first half of 2009. This increase was principally due to higher Intermodal and Highway volumes, which increased by 2 percent and 13 percent, respectively. These increases were due to the same reasons cited for the quarter. Highway volume also benefited from an improvement in less-than-truckload business and a large military contract move in the first quarter.

Logistics operating profit for the first half of 2010 increased $0.1 million, or 3 percent, compared with the first half of 2009. The increase in operating profit was principally the result of higher volumes previously cited and lower general and administrative expenses, but was partially offset by lower Intermodal yields.

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

Real Estate Leasing – Second quarter of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$23.2	$25.9	-10%
Operating profit	$8.5	$11.0	-23%
Operating profit margin	36.6%	42.5%
Occupancy Rates:
Mainland	86%	84%	2%
Hawaii	93%	95%	-2%
Leasable Space (million sq. ft.):
Mainland	7.0	7.1	-1%
Hawaii	1.2	1.3	-8%

Real Estate Leasing revenue for the second quarter of 2010, before subtracting amounts presented as discontinued operations, was 10 percent lower than 2009, principally due to the revenue impact resulting from the timing of acquisitions and dispositions as well as lower rents in the mainland portfolio. Properties sold under the Company’s 1031 program are generally replaced within 180 days of the sale; however, revenue and operating profit for the current period, as compared to a prior period, may be lower because of the interim period that elapses between sale and reinvestment, or if the proceeds are not reinvested because a suitable replacement property that meets the Company’s investment criteria cannot be found.

Operating profit for the second quarter of 2010, before subtracting amounts presented as discontinued operations, was 23 percent lower than 2009, due principally to lower rents in the mainland portfolio, as well as the timing impact of acquisitions and dispositions, as previously described.

Leasable space was reduced by 218,500 square feet in the second quarter of 2010 compared with the second quarter of 2009, principally due to the following activity between July 1, 2009 and June 30, 2010:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
5-10	Valley Freeway (WA)	228,200	4-10	Lanihau Marketplace (HI)	88,300
2-10	Kele Center (HI)	14,800	1-10	Meadows on the Parkway (CO)	216,400
1-10	Mililani Shopping Center (HI)	180,300	12-09	Firestone Boulevard Building (CA)	28,100
12-09	Village at Indian Wells (CA)	104,600	9-09	Waipio Shopping Center (HI)	113,800
10-09	Pacific Guardian Tower (HI)	130,600	8-09	Northpoint Industrial (CA)	119,400
9-09	San Jose Avenue Warehouse (CA)	126,000

	Total Dispositions	784,500		Total Acquisitions	566,000

Real Estate Leasing – First half of 2010 compared with 2009

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$46.8	$53.1	-12%
Operating profit	$17.6	$23.0	-23%
Operating profit margin	37.6%	43.3%
Occupancy Rates:
Mainland	85%	87%	-2%
Hawaii	93%	95%	-2%

Real Estate Leasing revenue for the first half of 2010, before subtracting amounts presented as discontinued operations, was 12 percent lower than 2009, principally due to lower rents and occupancies in the mainland portfolio and the revenue impact resulting from the timing of acquisitions and dispositions previously described.

Operating profit for the first half of 2010, before subtracting amounts presented as discontinued operations, was 23 percent lower than 2009, principally due to the same reasons cited for the quarter.

Real Estate Sales – Second quarter and first half of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Improved property sales	$15.5	$13.1	18%
Development sales	1.4	2.5	-44%
Unimproved/other property sales	5.1	5.7	-11%
Total revenue	$22.0	$21.3	3%
Operating profit before joint ventures	$8.2	$9.4	-13%
Earnings from joint ventures	(0.2)	0.2	NM
Total operating profit	$8.0	$9.6	-17%

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Improved property sales	$70.7	$33.2	2.1	X
Development sales	2.1	2.9	-28%
Unimproved/other property sales	9.5	10.4	-9%
Total revenue	$82.3	$46.5	77%
Operating profit before joint ventures and insurance gain	$30.3	$15.0	2.0	X
Earnings from joint ventures	(0.9)	0.2	NM
Total operating profit	$29.4	$15.2	93%

2010 Second Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $22.0 million and $8.0 million, respectively, and included the sale of Valley Freeway Corporate Park (an industrial property in Washington State), a residential unit on Oahu, and a leased fee parcel and five vacant parcel sales on Maui.

2010 First Half: Revenue for the first half of 2010, before subtracting amounts presented as discontinued operations, was $82.3 million and, in addition to the sales described above, included the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, a 75-acre parcel to Kauai County for affordable housing, and three residential units on Oahu. Real Estate Sales operating profit for the first half of 2010 included, in addition to the sales described above, $1.8 million from the payoff of an investment in a non-performing mortgage loan that was acquired in the fourth quarter of 2009, and five residential units on Maui and the Big Island, partially offset by other joint venture holding costs.

2009 Second Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $21.3 million and $9.6 million, respectively, and included the sale of Hawaii Business Park on Oahu, two leased fee parcels in Kahului on Maui, four residential units on Oahu and Kauai, and two vacant parcels on Maui.

2009 First Half: Real Estate Sales revenue for the first half of 2009, before subtracting amounts presented as discontinued operations, was $46.5 million and, in addition to the 2009 second quarter sales noted above, included the sale of the Southbank II office building in Arizona, two leased fee parcels in Kahului on Maui, and one residential unit on Kauai. In addition to the sales described above, Real Estate Sales operating profit for the first quarter of 2009 included one residential unit on Maui and rental revenue from a retail center development in California, offset by holding costs for other joint venture developments.

Real Estate Discontinued Operations – 2010 compared with 2009

The revenue and operating profit related to discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, before tax)	2010	2009	2010	2009
Sales revenue	$18.1	$16.9	$73.3	$41.5
Leasing revenue	$0.2	$4.5	$0.8	$10.2
Sales operating profit	$9.2	$10.0	$29.9	$18.4
Leasing operating profit	$--	$2.4	$0.5	$5.6

2010:  The revenue and expenses related to the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, Valley Freeway Corporate Park in Washington state, and a leased fee parcel on Maui have been classified as discontinued operations.

2009:  The revenue and expenses related to the sale of Hawaii Business Park, an industrial property on Oahu, Southbank II, an office building in Arizona, and various parcels on Maui have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20.  The leasing revenue and operating profit for the first half of 2010 and 2009 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2009.

AGRIBUSINESS

As of December 1, 2009, the Company began consolidating the results of the Hawaiian Sugar & Transportation Cooperative (“HS&TC”) because the Company became the sole member. Since HS&TC is a wholly-owned consolidated subsidiary, revenue recognition on raw sugar and molasses sales occurs when HS&TC delivers the sugar and molasses to the Company’s third-party customers. Prior to consolidation, the Company recognized revenue when the raw sugar or molasses was delivered to HS&TC and title and risk of loss had passed. As a result of this consolidation, the timing of revenue recognition differs between 2009 and 2010 and results in year-over-year variances that are further described below.

Agribusiness – Second quarter of 2010 compared with 2009

	Quarter Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$29.8	$29.2	2%
Operating profit (loss)	$1.8	$(11.3)	NM
Tons sugar produced	72,500	43,300	67%
Tons sugar sold	22,700	30,800	-26%

Agribusiness revenue for the second quarter of 2010 increased $0.6 million, or 2 percent, compared with the second quarter of 2009. The increase was primarily due to $2.6 million in higher bulk raw sugar revenue, principally the result of higher sugar prices that were partially offset by lower sales volume, $1.0 million in higher power sales revenue resulting from higher selling prices and volumes, and $1.0 million in higher coffee revenues related to higher volume. These increases were partially offset by $1.8 million lower specialty sugar revenue resulting from lower sales volumes and a $1.5 million reduction in molasses revenues related to lower sales volume. Bulk raw sugar and molasses sales volumes were lower than production volumes in 2010 due to the timing of physical deliveries and the change in the point of revenue recognition resulting from the aforementioned consolidation of HS&TC.

Operating profit for the second quarter of 2010 increased $13.1 million compared with the second quarter of 2009. The increase was primarily due to a $12.1 million improvement in raw sugar margins caused by a lower volume of sugar sold in the second quarter of 2010 at lower negative margins, as compared to a higher volume of sugar sold at higher negative margins in the second quarter of 2009. The reduction in negative margin per ton in the second quarter of 2010 is the result of higher sugar prices and an increase in the projected full-year volume of sugar production over which costs are allocated.

Agribusiness – First half of 2010 compared with 2009

	Six Months Ended June 30,
(dollars in millions)	2010	2009	Change
Revenue	$44.0	$46.9	-6%
Operating profit (loss)	$0.7	$(13.2)	NM
Tons sugar produced	72,500	55,500	31%
Tons sugar sold	22,700	39,500	-43%

Agribusiness revenue for the first half of 2010 decreased $2.9 million, or 6 percent, compared with the first half of 2009. The decrease was primarily due to $2.0 million lower Maui Brand specialty sugar revenue resulting from lower sales volume and $1.3 million in lower molasses sales revenue resulting from lower sales volume. The decrease in revenues was partially offset by a $1.5 million increase in power sales revenue from higher prices that were partially offset by lower volume, and a $1.5 million increase in coffee revenue due to higher sales volume.

Operating profit for the first half of 2010 increased $13.9 million compared with the first half of 2009. The increase was primarily due to a $14.9 million improvement in raw sugar sales margins, for the same reasons described for the quarter, partially offset by a $1.9 million lower of cost or market adjustment to coffee inventory in the first quarter of 2010 that was primarily related to the reduced market value of green coffee bean inventory.

Year-to-date sugar production was 31 percent higher in 2010 than in 2009 due principally to higher average yields per acre. The higher yields in 2010 were principally the result of improved growing conditions and factory enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows from operating activities totaled $39 million for the first half of 2010, compared with $46 million for the first half of 2009. This decrease was due principally to a $16 million investment in two fully-entitled urban development sites on Oahu in the second quarter of 2010, partially offset by higher Matson earnings and improved Agribusiness results.

Cash flows used in investing activities totaled $51 million for the first half of 2010, compared with cash flows provided by investing activities of $3 million in the first half of 2009. The increase in net cash used in investing activities was due principally to a net $29 million increase in investments in 2010, principally related to investments in the Company’s Kukui’ula joint venture, a $5 million increase in capital expenditures in 2010, and the receipt of $23 million of expired 1031 funds during the first quarter of 2009.

Capital expenditures for the first half of 2010 totaled $24 million compared with $19 million for the first half of 2009. Capital expenditures for the first half of 2010 included $15 million for the purchase of transportation-related assets, $5 million for real estate related acquisitions, development and property improvements, and $4 million related to agricultural operations. The $24 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2010 excludes $53 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2009 expenditures included $9 million for the purchase of transportation-related assets, $8 million for real estate related acquisitions, development and property improvements, and $2 million related to agricultural operations. The $19 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2009 excludes $50 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities were $32 million for the first half of 2010, compared with cash flows used in financing activities of $56 million during the first half of 2009. The increase in cash flows from financing activities was principally due to a net $55 million increase in debt in 2010, compared to a net $30 million reduction of debt in 2009. The increase in debt in the first half of 2010 was principally driven by a $52 million increase in real estate investments and development projects, as compared to the first half of 2009.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $253 million at June 30, 2010, an increase of $38 million from December 31, 2009. The increase was due primarily to a $20 million increase in cash and cash equivalents and a $17 million increase in sugar and coffee inventories.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of June 30, 2010 was $526 million compared to $471 million at the end of 2009. The increase in debt during the first half of 2010 was principally due to $65 million invested in real estate joint ventures and real estate development projects. As of June 30, 2010, available capacity under these facilities totaled $357 million.

Balance Sheet:  Working capital was $19 million at June 30, 2010, an increase of $9 million from the consolidated balance at the end of 2009. The increase in working capital was due primarily to a $20 million increase in cash and cash equivalents, a $15 million increase related to section 1031 proceeds that will be expiring and a $9 million reduction to the current portion of long-term debt, partially offset by a $30 million decrease in real estate held-for-sale inventory, principally related to the sale of the Mililani Shopping Center on Oahu, and a $5 million reduction in accounts payable.

Tax-Deferred Real Estate Exchanges:Sales – During the second quarter of 2010, approximately $20 million of proceeds from the sales of an industrial warehouse property in Kent, Washington, a leased fee parcel on Maui, and four non-core land holdings on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the second quarter of 2009, approximately $19 million of proceeds from the sale of an industrial warehouse property on Oahu, two leased parcels on Maui, and five non-core land holdings on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the second quarter of 2010, the Company utilized $23 million in proceeds from tax-deferred sales to purchase Lanihau Marketplace on the Big Island of Hawaii. There were no purchases during the second quarter of 2009 that utilized tax-deferred funds. During the first quarter of 2010, the Company utilized $31 million in proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado.  During the first quarter of 2009, the Company utilized $55 million in proceeds from tax-deferred sales to purchase the Activity Distribution Center in California and the Waipio Industrial Center on Oahu.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2010, there were $76 million in proceeds from tax-deferred sales that had not been reinvested. Approximately $7 million of tax-deferred proceeds expired during the second quarter and were not reinvested.  At June 30, 2010, an additional $16 million of tax deferred proceeds are expected to expire without reinvestment.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at June 30, 2010, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as described more fully on pages 17-26 of the Form 10-K in the Company’s 2009 Annual Report.

The Company operates in multiple industries in domestic and international markets, and its operations are impacted by regional, national and international economic and market trends. A significant portion of the Company’s operations are centered in Hawaii and influenced by the fundamentals of the Hawaii economy. There are two primary public sources of periodic economic forecasts and data for the State of Hawaii: the University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development & Tourism (DBEDT). All of the information contained in the paragraph below has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of and forecast for the Hawaii economy.

Both UHERO’s and DBEDT’s forecasts indicate the beginnings of economic recovery in Hawaii following the severe downturn resulting from the global economic crisis. The recovery, thus far, has been uneven, with certain sectors showing improvement and other sectors lagging. The most notable signs of economic recovery have been in tourism measures. Visitor air arrivals for the first half of the year were up 5.7 percent, principally driven by increases in visitors from the U.S. West, Japan and Canada, and visitor expenditures increased 7.8 percent over the same timeframe. Statewide hotel occupancies have shown positive year-over-year growth in eight of the last nine months, and occupancy was at 82 percent for the week ending July 17, a 7 percent improvement from a year ago. The outlook for tourism remains positive, as the airlines have announced a 6.4 percent increase in seats to Hawaii from June through August 2010. Other economic measures, such as residential real estate sales activity, also showed improvement with statewide sales of existing homes up 39 percent year-to-date through June compared to the same period a year ago. Median home prices on Oahu for the same comparative period increased 2.6 percent, but were down moderately on Maui, Kauai and the Big Island. One area that remains weak is construction, but local economists believe that construction is near a bottom and that growth will resume in 2012. Seasonally-adjusted unemployment in Hawaii was 6.3 percent in June, modestly lower than the 6.6 percent posted in May, and well below the national rate of 9.5 percent.

The U.S. Mainland is seeing modest economic growth, which has been positive for demand in Matson’s China trade lane. However, persistently high unemployment and weakness in the Mainland real estate markets continue to negatively impact performance of the Company’s Real Estate Leasing segment.

Transportation:  Volumes and rates in Matson’s China trade lane have been strong, driven by a combination of increasing U.S. demand and tighter shipping capacity. These favorable market dynamics resulted in a successful contract negotiation season that concluded at the end of April 2010. As a result, average rates increased approximately 50 percent for the second quarter of 2010, compared to average rates for the second quarter of 2009. The better-than-expected performance in this trade lane also demonstrates the Company’s positive operating leverage in an improving rate environment. The Company expects the China rates and volumes seen in the second quarter to continue through 2010 and into 2011, subject to normal seasonality. In order to leverage the operating experience, infrastructure and customer base Matson has developed over the past several years in its China to Long Beach service, Matson recently announced a second, weekly service between the ports of Hong Kong, Shenzhen, Shanghai, and Long Beach. The new China string will utilize five time-chartered ships. Additional containers and equipment will also be purchased for the new service with an estimated acquisition cost of $50 to $60 million. Full operations are expected to begin in early October 2010. Losses generated from the start-up phase of the new service are expected to reduce 2010 Ocean Transportation operating profit by $10 to $15 million, with the majority of these losses recognized in the fourth quarter of 2010. The expected performance in the China trade lane could be tempered if freight rates and/or volumes decline.

Hawaii container volumes and yields for the first half of 2010 were relatively consistent with the first half of 2009. The Company continues to expect stable performance in this trade lane through 2010. Cost reductions and other performance improvement measures put in place over the last two years position the Company to benefit as economic growth in Hawaii strengthens.

Container volumes and rates in Guam were up slightly for the first half of 2010, compared to the first half of 2009. Container volume is projected to grow modestly for the remainder of 2010, with improvement in 2011, as the preparation for the relocation of a portion of U.S. troops and their dependants from Okinawa to Guam commences.

For the remainder of the year, Ocean Transportation is expected to achieve performance similar to its second quarter results, subject to normal seasonality and a reduction for the $10 to $15 million of start-up losses expected from the new China service.

Matson Integrated Logistics’ first half performance improved slightly relative to the first half of 2009, despite downward pressure on Intermodal yields from competition and available capacity. Full-year results for this segment are expected to be similar to 2009 results. The Company remains focused on organic growth opportunities and improving operating efficiencies, while seeking to expand into new markets through personnel recruiting initiatives.

Real Estate:  Demand for quality real estate assets continues, resulting in favorable pricing in the sales of the Mililani Shopping Center on Oahu in January and the Valley Freeway property in Kent, Washington in May. These sales, which are episodic and opportunistic by nature, were the key drivers of improved real estate sales operating profit in the first half compared to the same period last year. For the balance of the year, the Company expects real estate sales to moderate from first half levels. The Company’s 1031 reinvestment efforts remain active, and during the second quarter the Company reinvested $23 million of proceeds from previous property sales into the acquisition of the 88,300 square-foot Lanihau Marketplace in Kailua-Kona, on the island of Hawaii. In addition, in July, the Company acquired the 35-acre Komohana industrial complex on Oahu with $38 million of 1031 proceeds. During the first half of 2010, $8 million of qualified 1031 proceeds from property sales expired.  At quarter end, approximately $76 million of qualified 1031 proceeds were available for reinvestment, which was reduced by the $38 million that was subsequently invested in the aforementioned Komohana property. Of the remaining proceeds, $16 million is expected to expire without reinvestment. The Company continues to evaluate opportunities to reinvest the balance of the proceeds into quality properties that meet its investment criteria.

The Company also remains active in seeking investment opportunities in Hawaii for development assets. In June, the Company purchased two fee-simple sites comprising 2.4 acres of prime urban real estate in Honolulu. The parcels are fully entitled and are approved for residential and commercial uses. The timing of this investment positions the Company to take advantage of the next upswing in the Honolulu urban residential housing market.

Real Estate Leasing operating profit of $17.6 million for the first half of the year was $5.4 million lower than for the same period last year, due principally to lower Mainland lease renewal rents, the timing of 1031 sales and acquisitions, and the aforementioned expiration of 1031 proceeds. Mainland rates appear to have stabilized in the quarter, however, and the Company noted increased leasing activity at its Mainland industrial and office properties. Occupancies at the Company’s Hawaii properties remained relatively steady at 93 percent, and are expected to remain stable; however, the Company expects continued pressure on renewal rents. Due to the continuing impact of lower lease renewal rents, the timing of 1031 sales and acquisitions, and the impact of expired 1031 exchange proceeds, the Company expects Leasing operating profit for the balance of the year to be consistent with second quarter results.

Agribusiness:  Agribusiness operating performance has shown dramatic, although expected, improvement in the first half of 2010 over the prior year. Most notably, sugar production has improved as a result of improved growing conditions and factory performance. Additionally, sugar prices remain at attractive levels, below the peak of earlier this year, but well above the recent historical average. Based on first-half production results, and the sugar prices that have been locked in for 2010, the Agribusiness segment could approach break-even profit levels in 2010. However, with only 40 percent of the expected crop harvested as of quarter end, full-year results cannot be predicted with certainty.

While year-to-date performance enhances the segment’s near-term prospects, the Company’s sugar operation continues to face external challenges to its long-term survival. As noted under Legal Proceedings on page 32 of this Form 10-Q, two water rulings in the second quarter have reduced HC&S’ prospective access to irrigation water. While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time. The Company continues its exploration of the potential to produce biofuels from sugar or other crops.

OTHER MATTERS

Dividends:  The Company’s second quarter dividend of $0.315 per share was paid on June 3, 2010 to shareholders of record as of the close of business on May 13, 2010. On June 24, 2010, the Company’s Board of Directors announced a third-quarter 2010 dividend of $0.315 per share, payable on September 2, 2010 to shareholders of record as of the close of business on August 5, 2010.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s 2009 Form 10-K.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions has been filed with the Commission by the opposing third party. A decision on whether to grant the petition is not expected until later this year.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams.  In July 2010, the two organizations appealed the Water Commission’s decision.

The loss of East Maui and West Maui water as a result of the Water Commission’s decisions will impose challenges to the Company’s sugar growing operations. While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time. The Company continues its exploration of the potential to produce biofuels from sugar or other crops, and periodic updates will be provided on this assessment as it progresses. Accordingly, the Company is unable to predict, at this time, the outcome or financial impact, if any, of the water proceedings.

In connection with the consolidated civil lawsuit against the Company and Matson purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle, the plaintiffs filed an amended complaint on May 28, 2010.  The Company and Matson will continue to vigorously defend themselves in this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2010	--	--	--	--
May 1 - 31, 2010	--	--	--	--
Jun 1 - 30, 2010	810	32.21	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon option exercises or the vesting of non-vested common stock and restricted stock units.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: July 30, 2010	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: July 30, 2010	/s/ Paul K. Ito
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