Form 10-Q
period 2010-09-30
ALEXANDER & BALDWIN INC
filed 2010-11-05
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☒  No ☐

Number of shares of common stock outstanding as of September 30, 2010: 41,268,707

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Operating revenue	$444.3	$371.0	$1,185.6	$1,034.3

Costs and Expenses:
Costs of goods sold, services and rentals	362.3	320.9	974.9	890.8
Selling, general and administrative	40.4	35.6	116.0	116.8
Operating costs and expenses	402.7	356.5	1,090.9	1,007.6

Operating Income	41.6	14.5	94.7	26.7
Other Income and (Expense):
Gain on insurance settlement and other	--	--	1.4	--
Equity in income of real estate affiliates	4.4	0.3	3.5	0.5
Interest income	0.1	0.1	2.1	0.3
Interest expense	(6.3)	(6.7)	(19.3)	(19.2)
Income Before Taxes	39.8	8.2	82.4	8.3
Income Taxes	15.0	3.7	31.9	4.0
Income From Continuing Operations	24.8	4.5	50.5	4.3
Income From Discontinued Operations (net of income taxes)	0.9	4.0	21.4	19.8

Net Income	$25.7	$8.5	$71.9	$24.1

Basic Earnings Per Share:
Continuing operations	$0.60	$0.11	$1.23	$0.10
Discontinued operations	0.02	0.10	0.52	0.49
Net income	$0.62	$0.21	$1.75	$0.59

Diluted Earnings Per Share:
Continuing operations	$0.60	$0.11	$1.22	$0.10
Discontinued operations	0.02	0.10	0.52	0.49
Net income	$0.62	$0.21	$1.74	$0.59

Weighted Average Number of Shares Outstanding:
Basic	41.3	41.0	41.2	41.0
Diluted	41.5	41.2	41.4	41.0

Cash Dividends Per Share	$0.315	$0.315	$0.945	$0.945

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$14	$16
Accounts and notes receivable, net	172	172
Inventories	42	43
Real estate held for sale	27	36
Deferred income taxes	6	6
Section 1031 exchange proceeds	3	1
Prepaid expenses and other assets	42	33
Total current assets	306	307
Investments in Affiliates	320	242
Real Estate Developments	110	88
Property, at cost	2,785	2,715
Less accumulated depreciation and amortization	1,234	1,179
Property – net	1,551	1,536
Employee Benefit Plan Assets	3	3
Other Assets	151	204
Total	$2,441	$2,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$33	$65
Accounts payable	122	132
Payroll and employee benefits	19	18
Uninsured claims	10	9
Accrued and other liabilities	50	73
Total current liabilities	234	297
Long-term Liabilities:
Long-term debt	467	406
Deferred income taxes	439	428
Employee benefit plans	115	116
Uninsured claims and other liabilities	54	48
Total long-term liabilities	1,075	998
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	34	33
Additional capital	219	210
Accumulated other comprehensive loss	(75)	(81)
Retained earnings	965	934
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,132	1,085
Total	$2,441	$2,380

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows from Operating Activities	$81	$78

Cash Flows from Investing Activities:
Capital expenditures	(39)	(27)
Proceeds from disposal of property and other assets	28	31
Deposits into Capital Construction Fund	(4)	(4)
Withdrawals from Capital Construction Fund	4	4
Increase in investments	(78)	(17)
Reduction in investments	12	5
Net cash used in investing activities	(77)	(8)

Cash Flows from Financing Activities:
Proceeds from issuances of long-term debt	163	215
Payments of long-term debt	(111)	(238)
Proceeds from (payments on) short-term borrowings, net	(23)	(10)
Proceeds from issuances of capital stock, including excess tax benefit	4	(1)
Dividends paid	(39)	(39)
Net cash used in financing activities	(6)	(73)

Net Decrease in Cash and Cash Equivalents	$(2)	$(3)

Other Cash Flow Information:
Interest paid	$(21)	$(19)
Income taxes paid	$(40)	$(26)

Other Non-cash Information:
Depreciation and amortization expense	$79	$79
Tax-deferred real estate sales	$78	$48
Tax-deferred real estate purchases	$(91)	$(90)

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

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc., various other wholly-owned subsidiaries of A&B, and affiliates of A&B.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food-grade sugars, molasses, green coffee and roasted coffee; markets and distributes green coffee, roasted coffee, and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services. HS&TC was consolidated with the Company’s results beginning December 1, 2009.

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

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009) at September 30, 2010, included the following (in millions):

Standby letters of credit                                                                     (a)            $    20
Performance and customs bonds                                                      (b)            $    19
Benefit plan withdrawal obligations                                                  (c)            $    99

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which, approximately $9 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes two letters of credit totaling $11 million related to the Company’s real estate projects.

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

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the years have supplied approximately two-thirds of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually. In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease. Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize fully stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing.

On June 25, 2004, two organizations filed with the Water Commission a petition to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams. The West Maui irrigation system provides approximately one-sixth of the irrigation water used by HC&S. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams.  In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order. On May 28, 2010, the plaintiffs filed a second amended complaint. The Company and Matson will continue to vigorously defend themselves in this lawsuit. The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit.

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

The Environmental Protection Agency (“EPA”) recently released proposed nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The biomass power industry, along with a number of Congressional members, has opposed, or proposed amendments to, the EPA’s draft rules. The EPA is expected to issue its final regulations in early 2011, with compliance likely required by early 2014. Given the uncertainty as to what the regulations will ultimately require when they are finalized, and further in view of the Company’s continuing evaluation of alternative operating models for its sugar business, the Company is unable to predict at this time, the financial impact, if any, of the regulations.

The Company is also subject to other possible climate change legislation, regulation and international accords. Numerous bills related to climate change, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, have been introduced in the U.S. Congress. If enacted, these regulations could impose significant additional costs on the Company, including increased energy costs, higher material prices, and costly mandatory vessel and equipment modifications. The Company is unable to predict, at this time, the outcome or financial impact, if any, of future climate change related legislation.

(3)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Denominator for basic EPS – weighted average shares	41.3	41.0	41.2	41.0
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.2	0.2	0.2	--
Denominator for diluted EPS – weighted average shares	41.5	41.2	41.4	41.0

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued. Potentially dilutive shares of common stock include non-qualified stock options and restricted stock units.

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.6 million and 1.5 million shares of common stock for the three months ended September 30, 2010 and 2009, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.9 million shares of common stock for each of the nine month periods ended September 30, 2010 and 2009. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  Through September 30, 2010, the Company granted non-qualified stock options to purchase approximately 424,742 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $6.59 using the following weighted average assumptions: volatility of 28.8 percent, risk-free interest rate of 2.7 percent, dividend yield of 3.8 percent, and expected term of 5.8 years.

Activity in the Company’s stock option plans through September 30, 2010 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2010	958	1,291	196	2,445	$36.80
Granted	425	--	--	425	$33.01
Exercised	(17)	(165)	(6)	(188)	$26.56
Forfeited and expired	(28)	(10)	--	(38)	$40.92
Outstanding, September 30, 2010	1,338	1,116	190	2,644	$36.86	5.7	$9,241

Exercisable September 30, 2010	456	1,116	190	1,762	$39.46	4.5	$4,663

The following table summarizes non-vested common stock and restricted stock unit activity through September 30, 2010 (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value

Outstanding January 1, 2010	427	$27.06	15	$48.19
Granted	187	$33.51	--	--
Vested	(93)	$32.28	(15)	$48.19
Canceled	(190)	$23.71	--	--
Outstanding September 30, 2010	331	$31.16	--	--

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest after three years, provided certain performance targets related to the first year of the performance period are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Share-based expense (net of estimated forfeitures):
Stock options	$0.5	$0.8	$1.3	$2.5
Non-vested common stock/Restricted stock units	1.4	1.2	4.0	3.8
Total share-based expense	1.9	2.0	5.3	6.3
Total recognized tax benefit	(0.6)	(0.6)	(1.7)	(1.9)
Share-based expense (net of tax)	$1.3	$1.4	$3.6	$4.4

(5)
Accounting for and Classification of Discontinued Operations: As required by FASB ASC Subtopic 205-20, Discontinued Operations, the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. Certain income-producing properties that are classified as “held for sale” under the requirements of FASB ASC Subtopic 205-20, are also treated as discontinued operations. Depreciation on these assets ceases upon their classification as “held-for-sale.” Sales of land, residential units, and office condominium units are generally considered inventory and are not included in discontinued operations.

Income from discontinued operations consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Discontinued operations (net of tax):
Sales of assets	$0.4	$2.4	$19.7	$13.7
Leasing operations	0.5	1.6	1.7	6.1
Total	$0.9	$4.0	$21.4	$19.8

Discontinued operations includes the results for properties that were sold through September 30, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 9) for the third quarter and first nine months of 2009 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2009.

(6)	Comprehensive income for the three and nine months ended September 30, 2010 and 2009 consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income	$25.7	$8.5	$71.9	$24.1
Amortization of net loss and prior service costs	1.5	1.9	5.9	5.7
Other	--	--	0.1	0.1
Comprehensive income (net of tax)	$27.2	$10.4	$77.9	$29.9

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

The components of net periodic benefit cost recorded for the third quarters of 2010 and 2009 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Service cost	$1.9	$2.0	$0.2	$0.2
Interest cost	4.9	4.8	0.9	0.8
Expected return on plan assets	(5.1)	(5.0)	--	--
Amortization of prior service cost	0.2	0.2	--	0.1
Amortization of net (loss) gain	2.0	2.9	--	(0.1)
Net periodic benefit cost	$3.9	$4.9	$1.1	$1.0

The components of net periodic benefit cost recorded for the first nine months of 2010 and 2009 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009

Service cost	$5.8	$6.0	$0.7	$0.6
Interest cost	14.6	14.4	2.5	2.4
Expected return on plan assets	(15.4)	(15.0)	--	--
Amortization of prior service cost	0.5	0.6	0.2	0.3
Amortization of net (loss) gain	6.1	8.7	0.1	(0.3)
Net periodic benefit cost	$11.6	$14.7	$3.5	$3.0

Based on the actuarial report dated as of January 1, 2010, net periodic benefit cost for 2010 is expected to total $15.4 million for pension benefits and $4.6 million for post-retirement benefits. In the third quarter of 2010, the Company contributed approximately $6 million to its pension plans. The Company does not expect to make any additional contributions in 2010.

(8)
Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at September 30, 2010 was $500 million and $535 million, respectively and $471 million and $475 million at December 31, 2009, respectively.

(9)	Segment results for the quarter and the nine months ended September 30, 2010 and 2009 were as follows (in millions) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Transportation:
Ocean transportation	$267.5	$234.2	$754.2	$653.8
Logistics services	92.4	82.3	258.1	238.8
Real Estate:
Leasing	24.4	25.2	71.2	78.3
Sales	4.3	14.9	86.6	61.4
Less amounts reported in discontinued operations	(2.0)	(15.1)	(78.4)	(69.3)
Agribusiness	60.4	32.5	104.4	79.4
Reconciling Items	(2.7)	(3.0)	(10.5)	(8.1)
Total revenue	$444.3	$371.0	$1,185.6	$1,034.3

Operating Profit, Net Income:
Transportation:
Ocean transportation	$40.4	$24.2	$87.8	$44.8
Logistics services	1.8	2.2	5.2	5.5
Real Estate:
Leasing	9.3	10.2	26.9	33.2
Sales	2.9	3.5	32.3	18.7
Less amounts reported in discontinued operations	(1.4)	(6.5)	(33.2)	(32.2)
Agribusiness	0.8	(13.8)	1.5	(27.0)
Total operating profit	53.8	19.8	120.5	43.0
Interest Expense	(6.3)	(6.7)	(19.3)	(19.2)
General Corporate Expenses	(7.7)	(4.9)	(18.8)	(15.5)
Income From Continuing Operations Before Income Taxes	39.8	8.2	82.4	8.3
Income Tax Expense	15.0	3.7	31.9	4.0
Income From Continuing Operations	24.8	4.5	50.5	4.3
Income From Discontinued Operations (net of income taxes)	0.9	4.0	21.4	19.8
Net Income	$25.7	$8.5	$71.9	$24.1

(10)
Subsequent Events: On October 8, 2010, the Company sold Ontario Distribution Center, a 898,400 square-foot, three-building industrial park in Ontario, California, for $43 million. The proceeds of the sale are expected to be reinvested through a tax-advantaged 1031 transaction, but such a reinvestment is dependent upon identifying and closing on an acceptable replacement property within the prescribed time period.

On October 26, 2010, the Company acquired the Little Cottonwood Center, a 141,600 square-foot retail center, comprising ten buildings on ten contiguous parcels in Sandy, Utah. The property was acquired for $14.1 million using 1031 proceeds and the assumption of an existing non-recourse loan with a principal balance of $6.4 million at acquisition. The loan carries an interest rate of 5.5 percent, a 30-year amortization schedule, and a maturity date of November 1, 2014, at which time any unpaid principal balance is due.

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

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc., various other wholly-owned subsidiaries of A&B, and affiliates of A&B.

Agribusiness: Agribusiness contains one segment and produces bulk raw sugar, specialty food-grade sugars, molasses, green coffee and roasted coffee; markets and distributes green coffee, roasted coffee, and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity. The Company is also the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services. HS&TC was consolidated with the Company’s results beginning December 1, 2009.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Operating revenue	$444.3	$371.0	20%
Operating costs and expenses	402.7	356.5	13%
Operating income	41.6	14.5	3	X
Other income and (expense)	(1.8)	(6.3)	71%
Income before taxes	39.8	8.2	5	X
Income tax expense	(15.0)	(3.7)	4	X
Discontinued operations (net of income taxes)	0.9	4.0	-78%
Net income	$25.7	$8.5	3	X

Basic earnings per share	$0.62	$0.21	3	X
Diluted earnings per share	$0.62	$0.21	3	X

Consolidated operating revenue for the third quarter of 2010 increased $73.3 million, or 20 percent, compared with the third quarter of 2009. This increase was principally due to $33.3 million in higher revenue for Ocean Transportation, $27.9 million in higher revenue for Agribusiness, and $10.1 million in higher revenue from Logistics Services. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2010 increased $46.2 million, or 13 percent, compared with the third quarter of 2009. The increase in operating costs and expenses was principally due to $27.9 million in higher operating costs for the Transportation Industry segments, $13.4 million in higher Agribusiness costs due to higher sales volumes, and a $4.8 million increase in selling, general and administrative expenses, principally due to higher expenses related to senior executive retirements in 2009 that were settled in 2010, partially offset by lower pension costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other expense was $1.8 million for the third quarter of 2010 compared with $6.3 million the third quarter of 2009. The change was due primarily to $4.1 million higher income in real estate joint ventures.

Income taxes for the third quarter of 2010 increased by $11.3 million compared to the third quarter of 2009 due to higher earnings from continuing operations. The effective tax rate for the third quarter of 2010 decreased relative to the third quarter of 2009 due principally to non-deductible expenses in both periods that had a lesser impact on the 2010 effective tax rate because of the higher income relative to 2009.

Consolidated – First nine months of 2010 compared with 2009

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Operating revenue	$1,185.6	$1,034.3	15%
Operating costs and expenses	1,090.9	1,007.6	8%
Operating income	94.7	26.7	4	X
Other income and (expense)	(12.3)	(18.4)	33%
Income before taxes	82.4	8.3	10	X
Income tax expense	(31.9)	(4.0)	-8	X
Discontinued operations (net of income taxes)	21.4	19.8	8%
Net income	$71.9	$24.1	3	X

Basic earnings per share	$1.75	$0.59	3	X
Diluted earnings per share	$1.74	$0.59	3	X

Consolidated operating revenue for the first nine months of 2010 increased $151.3 million, or 15 percent, compared with the same period in 2009.  This increase was principally due to $100.4 million in higher revenue for Ocean Transportation, $25.0 million in higher Agribusiness revenue, $19.3 million in higher revenue from Logistic Services, and $6.5 million in higher revenue from Real Estate Leasing (after excluding leasing revenue from assets classified as discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2010 increased $83.3 million, or 8 percent, compared with the same period in 2009 due to $88.6 million in higher costs for the Transportation Industry and $5.6 million in higher costs for the Real Estate Industry, partially offset by a $7.2 million improvement in SSAT joint venture earnings, $3.3 million in lower Agribusiness costs and $1.1 million in lower general and administrative costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other expense decreased $6.1 million in the first nine months of 2010 compared with the same period in 2009, due primarily to $3.0 million in higher real estate joint venture income and a $1.8 million increase in interest income in 2010, principally related to a non-performing mortgage note acquired in the fourth quarter of 2009.

Income taxes in the first nine months of 2010 were higher than the first nine months of 2009 due primarily to higher income. The lower effective tax rate in 2010 was due to the same reasons cited for the quarter.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Third quarter of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$267.5	$234.2	14%
Operating profit	$40.4	$24.2	67%
Operating profit margin	15.1%	10.3%
Volume (Units)*
Hawaii containers	34,500	35,100	-2%
Hawaii automobiles	19,100	21,200	-10%
China containers	16,000	12,400	29%
Guam containers	3,500	3,500	--%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue for the third quarter of 2010 increased $33.3 million, or 14 percent, compared with the third quarter of 2009. The revenue increase was principally due to a $24.8 million increase resulting from higher yields and improved cargo mix, principally in the China trade and a $5.6 million increase due to higher volume in China, partially offset by a decrease in Hawaii volume.

Total Hawaii container volume was down 2 percent compared to the third quarter of 2009, principally reflecting lower eastbound shipments of agricultural products. Matson’s Hawaii automobile volume for the quarter was 10 percent lower than the third quarter of last year, due principally to the timing of automobile rental fleet replacement activity. China container volume increased 29 percent in the third quarter of 2010 compared with 2009, principally due to the commencement of Matson’s second China string serving South China, as well as an increase in market demand. Guam container volume was flat in the third quarter of 2010, but reflected a decline in eastbound containers that were offset by westbound container growth.

Operating profit for the third quarter of 2010 increased $16.2 million, or 67 percent, compared with the third quarter of 2009. The increase in operating profit was principally due to $24.8 million increase in yields, primarily related to the China trade, and a $4.5 million increase related to a net increase in volume, driven by the China trade. The improvement in operating profit was partially offset by increased vessel operating expenses of $7.8 million primarily related to the commencement of the new China string, higher drydock costs, and higher labor costs. Additionally, terminal handling costs increased by $5.1 million due to contractual increases in terminal fees and handling charges. Matson’s share of SSAT joint venture earnings increased by $2.6 million, principally due to higher container lift volumes in 2010.

Ocean Transportation – First nine months of 2010 compared with 2009

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$754.2	$653.8	15%
Operating profit	$87.8	$44.8	96%
Operating profit margin	11.6%	6.9%
Volume (Units)*
Hawaii containers	99,600	101,900	-2%
Hawaii automobiles	62,000	62,800	-1%
China containers	44,200	33,100	34%
Guam containers	11,200	10,500	7%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue for the first nine months of 2010 increased $100.4 million, or 15 percent, compared with the first nine months of 2009. This increase was due principally to a $42.7 million increase in revenue due to higher yields, principally in the China trade, a $31.6 million increase in fuel surcharges due to higher fuel prices, and a $20.3 million increase in revenue related to overall higher volumes.

Hawaii container volumes for the first nine months of 2010 were lower due to the same factors cited for the quarter. Hawaii auto volume was essentially flat in the first nine months of 2010 compared to 2009. China container volumes increased 34 percent for the same reasons cited for the quarter. Guam container volumes increased 7 percent due to an increase in market demand related, in part, to activities associated with the expected U.S. military build-up.

Operating profit for the first nine months of 2010 increased $43.0 million, or 96 percent, compared with the first nine months of 2009. The increase in operating profit was principally due to the yield and volume improvement in China cited previously, as well as a $3.9 million reduction in general and administrative expenses primarily due to a $6.0 million charge recorded in the first quarter of 2009 related to Matson’s 2009 workforce reduction program. The improvement in operating profit was partially offset by increased terminal handling costs of $18.1 million due to contractual increases, an increase in vessel operating expenses of $6.8 million due to the new China string and higher drydock and repair costs, as well as a $3.3 million increase in purchased transportation expenses that was driven by higher volumes. Matson’s share of SSAT joint venture earnings increased by $7.2 million due to higher container lift volumes in 2010.

Logistics Services – Third quarter of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Intermodal revenue	$52.7	$48.2	9%
Highway revenue	39.7	34.1	16%
Total Revenue	$92.4	$82.3	12%
Operating profit	$1.8	$2.2	-18%
Operating profit margin	1.9%	2.7%

Logistics Services revenue for the third quarter of 2010 increased $10.1 million, or 12 percent, compared with the third quarter of 2009. This increase was principally due to higher Intermodal and Highway rates, as well as higher revenue driven by additional warehousing activity. Intermodal volume was flat while Highway volume increased 7 percent, due primarily to an improvement in less-than-truckload business volume.

Logistics Services operating profit for the third quarter of 2010 decreased $0.4 million, or 18 percent, compared with the third quarter of 2009. Operating profit decreased principally due to lower Highway yields, the result of increased competition and equipment capacity constraints, and higher warehouse operating costs at MGDS, partially offset by higher Intermodal margins.

Logistics Services – First nine months of 2010 compared with 2009

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Intermodal revenue	$149.0	$139.5	7%
Highway revenue	109.1	99.3	10%
Total Revenue	$258.1	$238.8	8%
Operating profit	$5.2	$5.5	-5%
Operating profit margin	2.0%	2.3%

Logistics Services revenue for the first nine months of 2010 increased $19.3 million, or
8 percent, compared with the first nine months of 2009. This increase was principally due to higher Intermodal and Highway rates and volumes and higher warehousing activity. Intermodal and Highway volumes increased by 1 percent and 11 percent, respectively. Highway volume increased due to an improvement in the less-than-truckload business as well as a large military contract move that occurred in the first quarter of 2010.

Logistics Services operating profit for the first nine months of 2010 decreased $0.3 million, or
5 percent, compared with the first nine months of 2009. Operating profit decreased principally due to lower domestic intermodal yields, the result of increased competition and equipment capacity constraints, and higher warehouse operating costs at MGDS, partially offset by an improvement in Highway volume driven by the large military contract move noted above.

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

Real Estate Leasing – Third quarter of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$24.4	$25.2	-3%
Operating profit	$9.3	$10.2	-9%
Operating profit margin	38.1%	40.5%
Occupancy Rates:
Mainland	85%	83%	2%
Hawaii	91%	95%	-4%
Leasable Space (million sq. ft.):
Mainland	7.0	7.1	-1%
Hawaii	1.4	1.4	--%

Real Estate Leasing revenue for the third quarter of 2010, before subtracting amounts presented as discontinued operations, was 3 percent lower than 2009, principally due to the timing of acquisitions and dispositions and lower rents in the mainland portfolio. Hawaii occupancy declined 4 percent, primarily due to the July 2010 acquisition of Komohana Industrial Park, a fee simple, fully-zoned 35-acre industrial complex located in Kapolei, West Oahu, which is currently 74 percent occupied. Properties sold under the Company’s 1031 program are generally replaced within 180 days of the sale; however, revenue and operating profit for the current period, as compared to a prior period, may be lower because of the interim period that elapses between sale and reinvestment, or if the proceeds are not reinvested because a suitable replacement property that meets the Company’s investment criteria cannot be found.

Operating profit for the third quarter of 2010, before subtracting amounts presented as discontinued operations, was 9 percent lower than 2009, principally due to lower rents in the mainland portfolio.

Leasable space decreased slightly in the third quarter of 2010 compared with the third quarter of 2009, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
5-10	Valley Freeway (WA)	228,200	7-10	Komohana (HI)	238,300
2-10	Kele Center (HI)	14,800	4-10	Lanihau Marketplace (HI)	88,300
1-10	Mililani Shopping Center (HI)	180,300	1-10	Meadows on the Parkway (CO)	216,400
12-09	Village at Indian Wells (CA)	104,600	12-09	Firestone Boulevard Building (CA)	28,100
10-09	Pacific Guardian Tower (HI)	130,600

	Total Dispositions	658,500		Total Acquisitions	571,100

In October 2010, the Company closed on the sale of the 898,400 square-foot Ontario Distribution Center located in Ontario, California, and acquired the 141,600 square-foot Little Cottonwood Center located in Sandy, Utah. These transactions resulted in a net reduction of the Company’s portfolio from 8.4 million square feet to 7.7 million square feet. The Company intends to reinvest the Ontario Distribution Center sale proceeds in replacement property that qualifies for tax-deferral treatment under Section 1031 of the Internal Revenue Code, but qualifying for the tax deferral is dependent upon identifying and closing on an acceptable replacement property within the prescribed time period.

Real Estate Leasing – First nine months of 2010 compared with 2009

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$71.2	$78.3	-9%
Operating profit	$26.9	$33.2	-19%
Operating profit margin	37.8%	42.4%
Occupancy Rates:
Mainland	85%	86%	-1%
Hawaii	93%	95%	-2%

Real Estate Leasing revenue for the first nine months of 2010, before subtracting amounts presented as discontinued operations, was 9 percent lower than 2009, principally due to lower rents in the mainland portfolio and the revenue impact resulting from the timing of acquisitions and dispositions previously described.

Operating profit for the first nine months of 2010, before subtracting amounts presented as discontinued operations, was 19 percent lower than 2009, principally due to the same reasons cited for the quarter.

Real Estate Sales – Third quarter and first nine months of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Improved property sales	$--	$8.3	NM
Development sales	2.6	2.3	13%
Unimproved/other property sales	1.7	4.3	-60%
Total revenue	$4.3	$14.9	-71%
Operating profit before joint ventures	$(1.6)	$3.2	NM
Earnings from joint ventures	4.5	0.3	15	X
Total operating profit	$2.9	$3.5	-17%

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Improved property sales	$70.7	$41.5	70%
Development sales	4.7	5.2	-10%
Unimproved/other property sales	11.2	14.7	-24%
Total revenue	$86.6	$61.4	41%
Operating profit before joint ventures	$28.7	$18.2	58%
Earnings from joint ventures	3.6	0.5	7	X
Total operating profit	$32.3	$18.7	73%

The composition of sales in the third quarter and nine months ended September 30, 2010 and 2009 are described below.

2010 Third Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $4.3 million and $2.9 million, respectively, and included the sales of a non-core land parcel on Maui, a leased fee parcel on Hawaii, and two residential units on Oahu. Operating profit also included $4.5 million of joint venture earnings, principally due to a $5.1 million gain recognized on a settlement of two mortgage loans owed to a project lender under regulatory supervision, partially offset by general and administrative expenses.

2010 – Nine Months Ended September 30: Revenue for the first nine months of 2010, before subtracting amounts presented as discontinued operations, was $86.6 million and, in addition to the sales described above, included the sales of Valley Freeway Corporate Park, an industrial property in Washington State, the Mililani Shopping Center on Oahu, Kele Center on Maui, a 75-acre parcel to Kauai County for affordable housing, three residential units on Oahu, and a leased fee parcel and five vacant parcel sales on Maui. Real Estate Sales operating profit for the first nine months of 2010 included, in addition to the sales described above, $3.6 million of joint venture earnings, principally related to the $5.1 million mortgage settlement gain mentioned previously, but was partially offset by joint venture holding costs.

2009 Third Quarter: Real Estate Sales revenue, before subtracting amounts presented as discontinued operations, was $14.9 million, principally related to the sale of San Jose Avenue Warehouse, an industrial property in California, and the sale of two parcels on Maui.

2009 – Nine Months Ended September 30: Revenue for the first nine months of 2009, before subtracting amounts presented as discontinued operations, was $61.4 million and included the sale of San Jose Avenue Warehouse in California, Hawaii Business Park on Oahu, Southbank II office building in Arizona, five leased fee parcels in Kahului on Maui, six residential condominiums on Oahu, two single-family homes on Kauai and four non-core land parcels on Maui. Operating profit for the first nine months of 2009 also included joint venture income of $0.5 million, principally related to two joint ventures in Valencia, California.

Real Estate Discontinued Operations – 2010 compared with 2009

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2010 and 2009 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, before tax)	2010	2009	2010	2009
Sales revenue	$0.8	$10.0	$74.2	$51.5
Leasing revenue	$1.2	$5.1	$4.2	$17.8
Sales operating profit	$0.6	$3.8	$30.5	$22.2
Leasing operating profit	$0.8	$2.7	$2.7	$10.0

2010: The revenue and expenses related to the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, Valley Freeway Corporate Park in Washington state, a leased fee parcel on Maui, and a leased fee parcel on the Big Island of Hawaii have been classified as discontinued operations. In addition, the revenue and expenses of Ontario Distribution Center in California, which was classified as held-for-sale at September 30, 2010, have been reclassified to discontinued operations.

2009: The revenue and expenses of Hawaii Business Park, an industrial property on Oahu, Southbank II, an office building in Arizona, San Jose Avenue Warehouse, an industrial property in California, and various parcels on Maui have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2010 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Revenue and operating profit for the third quarter and the nine months ended September 30, 2009 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2009.

AGRIBUSINESS

As of December 1, 2009, the Company began consolidating the results of the Hawaiian Sugar & Transportation Cooperative (“HS&TC”) because the Company became the sole member. Since HS&TC is a wholly-owned consolidated subsidiary, revenue recognition on raw sugar and molasses sales occurs when HS&TC delivers the sugar and molasses to the Company’s third-party customers. Prior to consolidation, the Company recognized revenue when the raw sugar or molasses was delivered to HS&TC and title and risk of loss had passed. As a result of this consolidation, the timing of revenue recognition differs between 2009 and 2010 and results in year-over-year variances.

Agribusiness – Third quarter of 2010 compared with 2009

	Quarter Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$60.4	$32.5	86%
Operating profit (loss)	$0.8	$(13.8)	NM
Operating profit margin	1.3%	-42.5%
Tons sugar produced	65,900	53,700	23%
Tons sugar sold	78,900	47,300	67%

Agribusiness revenue for the third quarter of 2010 increased $27.9 million, or 86 percent, compared with the third quarter of 2009. The increase was primarily due to $29.4 million in higher bulk raw sugar revenue that was the result of higher sugar prices and higher sales volume, and $1.4 million in higher coffee revenues related to higher volume. These increases were partially offset by $1.2 million in lower specialty sugar revenue resulting from lower sales volumes and a $1.0 million reduction in molasses revenues related to lower sales volume.

Operating profit for the third quarter of 2010 increased $14.6 million compared to the third quarter of 2009. The increase was primarily due to a $14.1 million improvement in raw sugar margins caused by a higher volume of sugar sold in the third quarter of 2010 at positive margins, as compared to a lower volume of sugar sold at negative margins in the third quarter of 2009. The improvement in margins is the result of higher sugar prices and an increase in the projected full-year volume of sugar production over which costs are allocated, resulting in lower per unit costs.

Agribusiness – First nine months of 2010 compared with 2009

	Nine Months Ended September 30,
(dollars in millions)	2010	2009	Change
Revenue	$104.4	$79.4	31%
Operating profit (loss)	$1.5	$(27.0)	NM
Operating profit margin	1.4%	-34.0%
Tons sugar produced	138,400	109,200	27%
Tons sugar sold	113,300	102,200	11%

Agribusiness revenue for the first nine months of 2010 increased $25.0 million, or 31 percent, compared with the first nine months of 2009. The increase was primarily due to a $29.0 million increase in raw sugar revenue, principally the result of higher sugar prices and higher sales volume, and a $2.9 million increase in coffee revenue due to higher sales volume. The increase in revenues was partially offset by $3.2 million in lower specialty sugar revenue resulting from lower sales volume and $2.2 million in lower molasses sales revenue resulting from lower sales volume.

Operating profit for the first nine months of 2010 increased $28.5 million compared to the first nine months of 2009. The increase was primarily due to a $29.2 million improvement in raw sugar sales margins due to the same reasons described for the quarter, partially offset by a $1.9 million lower of cost or market adjustment to coffee inventory in the first quarter of 2010 that was primarily related to the reduced market value of green coffee bean inventory.

Year-to-date 2010 sugar production was 27 percent higher than in 2009 due principally to higher average yields per acre. The higher yields in 2010 were principally the result of improved growing conditions and factory enhancements.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity are provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows from operating activities totaled $81 million for the first nine months of 2010, compared with $78 million for the first nine months of 2009. This increase was due principally to higher Matson earnings and improved Agribusiness results, partially offset by a $16 million investment in two fully-entitled urban development sites on Oahu in the second quarter of 2010. The Company classifies investments in real estate development assets as cash flows from operating activities if the Company intends to develop and sell the real estate.

Cash flows used in investing activities totaled $77 million for the first nine months of 2010, compared with $8 million used in the first nine months of 2009. The increase in cash flows used in investing activities for the first nine months of 2010 was due to a $78 million increase in investments, principally related to the Company’s Kukui’ula joint venture, and a $12 million increase in capital expenditures in 2010 as compared to 2009.

Capital expenditures for the first nine months of 2010 totaled $39 million compared to $27 million for the first nine months of 2009. Capital expenditures for the first nine months of 2010 included $26 million for the purchase of transportation-related assets, principally containers, $8 million for real estate related acquisitions, development and property improvements, and $5 million related to agricultural operations. The $39 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2010 excludes $91 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2009 expenditures included $12 million for real estate related acquisitions, development and property improvements, $11 million for the purchase of transportation-related assets, and $4 million related to agricultural operations. The $27 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2009 excludes $90 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash flows used in financing activities were $6 million for the first nine months of 2010, compared with $73 million used in the first nine months of 2009. The increase in cash flows from financing activities was principally due to a $29 million net increase in debt in 2010, compared to a net $33 million reduction of debt in 2009. The increase in debt in the first nine months of 2010 was principally driven by an increase in real estate investments and development projects, as compared to the first nine months of 2009.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar and coffee inventories, totaled $210 million at September 30, 2010, a decrease of $5 million from December 31, 2009. The decrease was due primarily to a reduction in cash and cash equivalents and sugar inventories.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of September 30, 2010 was $500 million compared to $471 million at the end of 2009. As of September 30, 2010, available capacity under these facilities totaled approximately $373 million.

Balance Sheet:  Working capital was $72 million at September 30, 2010, an increase of $62 million from the consolidated balance at the end of 2009. The increase in working capital was due primarily to a $32 million reduction to the current portion of long-term debt, a $23 million reduction in accrued and other liabilities and a $10 million decrease in accounts payable.

Tax-Deferred Real Estate Exchanges:  Sales – During the third quarter of 2010, $1.4 million of proceeds from the sales of a non-core land parcel on Maui and a leased fee parcel on Hawaii qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2009, $12 million of proceeds from the sales of the San Jose Avenue Warehouse, an industrial property in California, two parcels on Maui, and the proceeds from a note receivable related to a previous property sale, qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the third quarter of 2010, approximately $38 million of tax-deferred funds were utilized to purchase Komohana Industrial Park, an industrial property on Oahu. During the third quarter of 2009, approximately $42 million of tax-deferred funds, including $2 million of reverse 1031 proceeds, were utilized to purchase Waipio Shopping Center, a retail property on Oahu, and Northpoint Properties, a two-building industrial property in California. During the first half of 2010, the Company utilized $31 million in proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado and $23 million in proceeds from tax-deferred sales to purchase Lanihau Marketplace on the Big Island of Hawaii. During the first half of 2009, the Company utilized $55 million in proceeds from tax-deferred sales to purchase the Activity Distribution Center in California and the Waipio Industrial Center on Oahu.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2010, there were approximately $20.9 million in proceeds from tax-deferred sales available for reinvestment, of which, approximately $2.6 million are expected to expire without reinvestment. Through September 30, 2010, approximately $27.0 million of tax-deferred proceeds expired and were not reinvested.

The funds related to 1031 transactions are not included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows but are disclosed as non-cash activities. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Condensed Consolidated Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement. The funds that expire and no longer qualify under Section 1031 are shown as proceeds from disposal of property and other assets.

Commitments, Contingencies and Off-balance Sheet Arrangements: The Environmental Protection Agency (“EPA”) recently released proposed nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The biomass power industry, along with a number of Congressional members, has opposed, or proposed amendments to, the EPA’s draft rules. The EPA is expected to issue its final regulations in early 2011, with compliance likely required by early 2014. Given the uncertainty as to what the regulations will ultimately require when they are finalized, and further in view of the Company’s continuing evaluation of alternative operating models for its sugar business, the Company is unable to predict at this time, the financial impact, if any, of the regulations.

A description of other  commitments, contingencies, and off-balance sheet arrangements at September 30, 2010, and herein incorporated by reference, is included in Note 3 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion updates the Company’s outlook for its business units for the remainder of 2010. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as described more fully on pages 17-26 of the Form 10-K in the Company’s 2009 Annual Report.

Ocean Transportation:  Performance in Matson’s China trade has been the principal driver of increases in Ocean Transportation operating profit in the first nine months of the year, and the Company anticipates this will be the case for the remainder of the year. The Company expects that Ocean Transportation’s results will decline from third quarter levels due to seasonality in the fourth quarter, particularly as a result of the end of the China trade’s peak season in September. Seasonality typically results in about a 30 percent sequential decline in operating profit from the third to fourth quarter for the Ocean Transportation segment. Additionally, losses from the start of Matson’s new China service are tracking previous estimates, and will further reduce Ocean Transportation fourth quarter operating profit accordingly.

Logistics Services:  Matson Integrated Logistics’ (MIL) full-year results are expected to be similar to 2009 results, as the business has stabilized at current economic levels. We expect performance to recover as economic activity picks up.

Real Estate Leasing:  While portfolio occupancies are stabilizing and leasing interest is generally improving, the Company expects Real Estate Leasing operating profit for the fourth quarter will be lower than third quarter results due to the continuing impact of lower lease renewal rents and the timing of 1031 sales and acquisitions.

Real Estate Sales:    Although there were no sales of improved commercial properties in the third quarter, favorable demand for quality properties persists. On October 7, the Company sold the Ontario Distribution Center for a substantial gain and anticipates using the proceeds from this sale in a 1031 exchange. No significant additional improved commercial property sales are planned for the balance of 2010. The Company anticipates that development sales will be minimal for the remainder of 2010.

Agribusiness:  Based on production results through the end of the third quarter, and sugar prices that have been locked in for 2010, the Agribusiness segment is on track for breakeven performance or modest profitability in 2010.

OTHER MATTERS

Dividends:  On October 28, 2010, the Company’s Board of Directors announced a fourth-quarter 2010 dividend of $0.315 per share, payable on December 2, 2010 to shareholders of record as of the close of business on November 11, 2010.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s 2009 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2009 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 streams resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party. On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing.

 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jul 1 - 31, 2010	1,124	$29.90	--	--
Aug 1 - 31, 2010	--	--	--	--
Sep 1 - 30, 2010	13	$33.79	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon option exercises or the vesting of non-vested common stock and restricted stock units.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2009.  There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2009.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

10.b.1.(lix)  Amendment No. 1 to the Alexander & Baldwin, Inc. Executive Severance Plan, dated October 18, 2010.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: November 4, 2010	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: November 4, 2010	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.b.1.(lix)  Amendment No. 1 to the Alexander & Baldwin, Inc. Executive Severance Plan, dated October 18, 2010.

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