Form 10-K
period 2010-12-31
ALEXANDER & BALDWIN INC
filed 2011-02-25
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
None

Number of shares of Common Stock outstanding at February 15, 2011:
41,553,779

Aggregate market value of Common Stock held by non-affiliates at June 30, 2010:
$1,201,686,640

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement dated March 11, 2011 (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	27

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	102

A.	Directors	102

B.	Executive Officers	102

C.	Corporate Governance	103

D.	Code of Ethics	103

Item 11.	Executive Compensation	103

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103

Item 13.	Certain Relationships and Related Transactions, and Director Independence	103

Item 14.	Principal Accounting Fees and Services	103

PART IV

Item 15.	Exhibits and Financial Statement Schedules	104

A.	Financial Statements	104

B.	Financial Statement Schedules	104

C.	Exhibits Required by Item 601 of Regulation S-K	104

Signatures		113

Consent of Independent Registered Public Accounting Firm		115

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2010

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

For information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2010, see Note 14 (“Industry Segments”) to A&B’s financial statements in Item 8 of Part II below.

DESCRIPTION OF BUSINESS AND PROPERTIES

A.           Transportation

(1)           Freight Services

Matson’s Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Roll-on/roll-off service is provided between California and the major ports in Hawaii.  Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii.  Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, building materials, packaged foods, automobiles and household goods.  Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, dry containers of mixed commodities, livestock and food and beverages.  The majority of Matson’s Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

Matson’s Guam Service provides weekly containership freight services between the U.S. Pacific Coast and Guam.  Additional freight destined to and from the Commonwealth of the Marianas Islands, the Republic of Palau and the island of Yap in the Federated States of Micronesia is transferred at Guam to and from connecting carriers for delivery to and from those locations.

Matson’s Micronesia Service offers container and conventional freight service between the U.S. Pacific Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and the islands of Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia.  Cargo is transferred at Guam to a Matson-operated ship that provides bi-weekly service to and from those islands.  Matson also carries cargo originating in Asia to these islands by receiving cargo transferred from other carriers in Guam.

Matson’s China Service consists of two vessel strings.  The first is part of an integrated Hawaii/Guam/China service.  This service employs five Matson containerships in a weekly service that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam.  The vessels continue to the ports of Xiamen, Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach.  These ships also carry cargo destined to and originating from Guam, the Commonwealth of Northern Marianas, the Republic of Palau and the Republic of the Marshall Islands.  The second vessel string employs five chartered containerships in a weekly service that carries cargo from the U.S. Pacific Coast directly to the ports of Hong Kong, Yantian and Shanghai in China, where they also are loaded with cargo to be discharged in Long Beach.

See “Rate Regulation” below for a discussion of Matson’s freight rates.

(2)           Vessels

Matson’s fleet consists of 10 containerships, excluding six containerships time-chartered from third parties, that serve the Micronesia and new China Service; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge and two container barges equipped with cranes that serve the neighbor islands of Hawaii; and one container barge equipped with cranes that is available for charter.  The 17 Matson-owned vessels in the fleet represent an investment of approximately $1.2 billion expended over the past 40 years.  The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act, 1936, as amended.

Vessels owned by Matson are described on page 4.

As a complement to its fleet, Matson owns approximately 33,200 containers, 14,000 container chassis and generators, 900 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2010 for vessels, equipment and systems totaled approximately $69 million.

(3)           Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu.  Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 351,200 lifts in 2010 (compared with 335,400 lifts in 2009).  The terminal can accommodate three vessels at one time.  Matson Terminals’ lease with the State of Hawaii runs through September 2016.  Matson Terminals also provides container stevedoring and other terminal services to Matson and for other vessel operators on the islands of Hawaii, Maui and Kauai.  Capital expenditures incurred by Matson Terminals in 2010 for terminals and equipment totaled approximately $1.1 million.

SSA Terminals, LLC (“SSAT”), a joint venture of Matson Ventures, Inc., a wholly-owned subsidiary of Matson, and SSA Ventures, Inc. (“SSA”), provides terminal and stevedoring services at U.S. Pacific Coast terminal facilities to Matson and numerous international carriers, which include Mediterranean Shipping Company (“MSC”), China Shipping, CMA/CGM, Hapag Lloyd, OOCL, NYK Line and Maersk.  SSAT operates six terminals:  two in Seattle, one of which is operated by SSA Terminals (Seattle), LLC, a joint venture with China Shipping Terminals (USA) LLC (“China Shipping”) where ownership is split SSAT 66.7% and China Shipping 33.3%, two in Oakland, one of which is operated by SSA Terminals (Oakland), LLC, a joint venture with NYK Terminals (Oakland), Inc. (“NYK”) where ownership is split SSAT 80% and NYK 20%, and two in Long Beach, one of which is operated by SSA Terminals (Long Beach), LLC, a joint venture with ownership divided equally between SSAT and Terminal Investment Limited, an affiliate of MSC.

(4)           Logistics and Other Services

Matson Integrated Logistics, Inc. (“Matson Integrated Logistics”), a wholly-owned subsidiary of Matson, is a transportation intermediary that provides rail, highway, air and other third-party logistics services for North American customers and international ocean carrier customers, including Matson.  Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Integrated Logistics is able to reduce transportation costs for its customers.  Matson Integrated Logistics is headquartered in Concord, California, operates six regional operating centers, has sales offices in over 35 cities nationwide, and operates through a network of agents throughout the U.S. Mainland.

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

(5)           Competition

Matson’s Hawaii Service and Guam Service have one major containership competitor, Horizon Lines, Inc., that serves Long Beach, Oakland, Tacoma, Honolulu and Guam.  The Hawaii Service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC that operates a pure car carrier ship, specializing in the carriage of automobiles, large pieces of rolling stock, such as trucks and buses, and household goods.

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

Matson vessels are operated on schedules that provide shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 150 sailings per year, which is greater than all of its domestic ocean competitors’ sailings combined.  One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two per week with the potential for additional sailings.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling containerized cargo, and competitive pricing.

The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act.  However, foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations provide indirect competition for Matson’s Hawaii Service.  Asia, Australia, New Zealand, Mexico, South America and South Pacific islands have direct foreign-flag services to Hawaii.

MATSON NAVIGATION COMPANY, INC.
OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers						Vehicles		Molasses
	Official	Year		Speed	Deadweight					Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	20’	24’	40’	45’	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	107	--	1,069	--	300	2,245	--	--	--
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	52	--	950	--	342	1,994	1,323	38	--
MANULANI	1168529	2005	712’ 0”	23.0	29,517	4	--	1,040	128	284	2,372	--	--	--
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	150	--	1,494	--	408	3,138	--	--	--
MANOA	651627	1982	860’ 2”	23.0	30,187	150	--	1,494	--	408	3,138	--	--	3,000
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	424	--	984	--	328	1,992	--	--	--

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	74	128	708	--	270	1,644	44	--	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	74	128	708	--	270	1,644	--	--	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	36	45	789	26	258	1,727	450	85	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	6	--	777	38	246	1,646	761	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	296	--	861	--	188	2,018	--	--	--

Barges
WAIALEALE (2)	978516	1991	345’ 0”	--	5,621	--	--	--	--	36	--	230	45	--
MAUNA KEA (3)	933804	1988	372’ 0”	--	6,837	--	276	24	--	70	379	--	--	--
MAUNA LOA (3)	676973	1984	350’ 0”	--	4,658	24	24	124	16	78	335	--	--	2,100
HALEAKALA (3)	676972	1984	350’ 0”	--	4,658	24	24	124	16	78	335	--	--	2,100

______________________________________________________
(1)	“Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Roll-on/Roll-off Barge.
(3)    Container Barge.

Matson is a member of the American Maritime Partnership (formerly known as the Maritime Cabotage Task Force), which supports the retention of the Jones Act and other cabotage laws that regulate the transport of goods between U.S. ports.  Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations.  The American Maritime Partnership seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

Matson has operated its first China Long Beach Express Service, CLX1, since February 2006.  Matson provides weekly containership service between the ports of Xiamen, Ningbo and Shanghai and the port of Long Beach.  Enroute to China, the ships stop at Honolulu, then Guam, carrying cargo destined to those areas.  From Honolulu, connecting service is provided to other ports in Hawaii.  From Guam, connecting service is provided to other Pacific islands.  The ships then continue from Guam to the ports of Xiamen, added in 2009, Ningbo and Shanghai, and return directly to Long Beach.  Matson has operated its second China Long Beach Express Service, CLX2, since August 2010.  Matson provides weekly containership service between the ports of Hong Kong, Yantian and Shanghai and the port of Long Beach.  Major competitors in the China Service include well-known international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai, MSC and NYK Line.  Matson competes by offering the fastest and most reliable freight availability from Shanghai to Long Beach, providing fixed day arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient ships and providing state-of-the-art technology and world-class customer service.  Matson operates offices in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in those locations.

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

(6)           Labor Relations

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  In the last 39 years, only once-in 2002, when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast-has Matson’s operations been disrupted significantly by labor disputes.  See “Employees and Labor Relations” below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multiemployer pension plans to which Matson and Matson Terminals contribute.

(7)           Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”).  Matson raised its rates in its Hawaii service, effective January 3, 2010, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $125 per westbound container and $60 per eastbound container.  Matson raised its rates in its Guam service, effective January 31, 2010, by $120 per westbound and eastbound container and its terminal handling charges by $125 per westbound and eastbound container.  Increases in bunker fuel prices and other energy-related costs caused Matson to raise its fuel-related surcharge from 24 percent to 27.5 percent in its Hawaii service and from 25.5 percent to 29 percent in its Guam service, effective February 7, 2010.  As a result of subsequent declines in bunker fuel prices, Matson decreased its fuel-related surcharge to 25.5 percent in its Hawaii service and to 27 percent in its Guam service, effective July 18, 2010.  Matson again decreased its fuel-related surcharge to 21.75 percent in its Hawaii service and to 23.25 percent in its Guam service, effective September 12, 2010.  Matson raised its rates in its Hawaii service, effective January 2, 2011, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $175 per westbound container and $85 per eastbound container.  Matson raised its rates in its Guam service, effective January 30, 2011, by $120 per westbound and eastbound container and its West Coast terminal handling charge by $175 for westbound and eastbound containers.  Matson’s China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  No such zone of reasonableness applies under FMC regulation.

B.           Real Estate

(1)           General

As of December 31, 2010, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 88,298 acres, consisting of approximately 87,840 acres in Hawaii and approximately 458 acres on the U.S. Mainland, as follows:

Location	No. of Acres

Maui	67,335
Kauai	20,430
Oahu	65
Big Island	10
TOTAL HAWAII	87,840

California	100
Texas	164
Georgia	63
Utah	55
Arizona	19
Nevada	21
Colorado	36
TOTAL MAINLAND	458

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes.  A portion of these lands is used or planned for development or other urban uses.  An additional 3,020 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in the tables.  The tables do not include acreage under joint venture development.

Current Use	No. of Acres

Hawaii
Fully entitled Urban (defined below)	760
Agricultural, pasture and miscellaneous	57,910
Watershed/conservation	29,170

U.S. Mainland
Fully entitled Urban	458
TOTAL	88,298

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

(2)           Planning and Zoning

The entitlement process for development of property in Hawaii is complex, time-consuming and costly, involving numerous State and County regulatory approvals.  For example, conversion of an agriculturally-zoned parcel to residential zoning usually requires the following approvals:

•	amendment of the County general plan to reflect the desired residential use;

•	approval by the State Land Use Commission to reclassify the parcel from the Agricultural district to the Urban district;

•	amendment of the Community Plan; and

•	County approval to rezone the property to the precise residential use desired.

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

(3)           Development Projects

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

From 2004 to 2007, A&B sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and four bulk parcels:  MF-4 (10.5 acres), MF-15 (9.4 acres), MF-5 (8.4 acres) and MF-9 (30.2 acres), a three-acre business parcel within the 10.4-acre MF-11 parcel and a 4.6-acre portion of the 15.6-acre B I & II parcel.  The joint venture development of Kai Malu on the 25-acre MF-8 parcel is described below.  Construction was completed on 12 single-family ocean-view lots at MF-11 (7.4 net acres) and nine half-acre estate ocean-view lots at MF-19 (6.7 acres) in 2008 and 2009, respectively.  A&B continues its planning, design and permitting activities at the 13-acre MF-7 parcel, planned for 75 multi-family units; the 13-acre SF-8 parcel, to meet affordable housing requirements for various Wailea projects; and the 13.7-acre MF-10 parcel, planned for a 65,000-square-foot commercial center, single-family lots fronting the Blue Course, and a 36-unit condominium project.

(b)           Kai Malu at Wailea.  In April 2004, A&B entered into a joint venture with Armstrong Builders, Ltd. for development of the 25-acre MF-8 parcel at Wailea into 150 duplex units, averaging 1,800 square feet per unit.  Sales commenced in 2006, with 138 units closed as of December 31, 2010, including three units closed in 2010.  Six of the remaining 12 unsold units have been leased.

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

(d)           Kane Street Development.  Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului.  During 2010, A&B installed the project’s water meters and continued to process construction plans with the County to position this project for development when market conditions improve.

(e)           Kahului Town Center.  The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units and 240,000 square feet of retail/office space.  Due to limited market demand, the timing of this project has been delayed.  Work continues on securing permits and approvals to position this project for development when market conditions improve.

(f)           Maui Business Park II.  In 2008, A&B received final zoning approval for 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial.  The zoning change approval is subject to various conditions, such as providing land for affordable housing and a wastewater treatment plant.  In 2008, design and engineering of the infrastructure commenced and subdivision applications were filed with the County.  In 2009, the County granted preliminary approval of several subdivision applications, preliminary design of project infrastructure was completed, and construction drawings for a water system were submitted for approvals.  In 2010, A&B continued to process permits and construction drawings for subdivision improvements through various State and County agencies, and commenced demolition of existing structures to prepare for construction of subdivision improvements.  Construction of the project’s offsite private water system is scheduled to commence in January 2011.  Construction of subdivision improvements for the first phase of the project is expected to commence in the second quarter of 2011.

Kauai:

(g)           Kukui`ula.  In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units.  In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements.  In May 2009, A&B entered into an amended agreement with DMBC to increase A&B’s ownership participation in Kukui`ula in exchange for more favorable participation in rights to future cash and profit distributions, while DMBC’s future contributions would be limited to $35 million.  During 2010, construction activities focused on resort core amenities.  The 18-hole golf course, the community’s clubhouse, pool and locker rooms were completed and opened to members in late 2010. The spa facility and golf clubhouse are scheduled to open in early 2011. The project’s 76,600-square-foot commercial center, Kukui`ula Village, is 71 percent leased. A total of 81 lots had closed as of December 31, 2010, which included one closing in 2010. Sales activity is expected to increase with the completion of amenities. An agreement has been signed with a Kauai-based developer for the construction of 15 homes on a four-acre parcel, with construction commencing in 2011. Under the agreement, the joint venture receives a payment for each lot when construction of the home is completed and sold by the contractor. The capital contributed by A&B to the joint venture included approximately $197 million of cash contributions as of December 31, 2010, and $28 million representing the value of land initially contributed. DMBC has contributed $173 million, which includes $27 million of its amended $35 million future contribution limit.

Oahu:

(h)           Honolulu Condominium.  In 2010, A&B acquired a fully-entitled high-rise condominium development site in Kakaako, Oahu. Conceptual plans are being prepared for a high-rise development of approximately 335 residential units. The commencement of development is subject to achieving acceptable pre-sales requirements.

(i)           Keola La`i.  In 2008, A&B completed construction of a 42-story condominium project near downtown Honolulu, consisting of 352 residential units, averaging 970 square feet, and four commercial units, with the majority of the residential units and two commercial units closed in 2008. Six residential units and a commercial unit closed in 2010.  Six of the remaining nine residential units have been leased and one commercial unit is available for sale.

(j)           Waiawa.  In August 2006, A&B entered into a joint venture agreement with an affiliate of Gentry Investment Properties for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu.  Although the master development agreement for the Waiawa lands between Kamehameha Schools and Gentry was terminated, the A&B/Gentry venture has fee simple ownership of, or the right to acquire at no cost, approximately 58 acres of developable land, in addition to 125 acres of gulch land required for the major project land bridge and road leading to the project.  The venture and A&B will continue to evaluate their options for the development of this master-planned community.

Big Island of Hawaii:

(k)           Ka Milo at Mauna Lani.  In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii, planned for 137 single-family units and duplex townhomes.  A total of 27 units were constructed in 2007 and 2008 and, as of year-end 2010, 24 units had closed, with four closings in 2010. In 2010, A&B recognized a $2.1 million gain following the venture’s purchase of the project’s construction loan at a discount. The venture is proceeding with a revised development plan for construction of the remaining units.

U.S. Mainland:

(l)           Santa Barbara Ranch.  In November 2007, A&B entered into a joint venture with Vintage Communities, LLC, a residential developer headquartered in Newport Beach, California, for the planned development of a 1,040-acre exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara.  In 2008, due to worsening economic conditions, A&B suspended further investment in the project and recognized a $3.0 million impairment.  In 2010, based on market conditions, the Company took an additional impairment loss of approximately $1.9 million.  The Company plans to sell the venture’s assets that served as collateral for the repayment of A&B’s investment, including a 14-acre oceanfront parcel and an adjacent eight-acre parcel.

              (m)Crossroads Plaza.  In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California.  The property was acquired in August 2004.  The sale of a pad site building closed in 2007, and construction of the center was completed in 2008.  As of December 31, 2010, the center was 89 percent leased.

              (n)Centre Pointe Marketplace.  In April 2005, A&B entered into a joint venture with Intertex Centre Pointe Marketplace, LLC for the development of a 105,700-square-foot retail center on a 10.2-acre parcel in Valencia, California.  The sale of several pad site buildings closed in 2007. Vertical construction was substantially completed in 2008, with five of seven buildings closed in 2008, and one building closed in 2009.  The venture continues to market the remaining building for lease or sale.

              (o)Bridgeport Marketplace.  In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a 27.8-acre parcel in Valencia, California.  The parcel was subdivided into a 5-acre parcel for a public park, a 7.3-acre parcel sold to a church in 2007, and a 15.5-acre parcel for the development of a 127,000-square-foot retail center. Construction of the center was completed in 2009 and occupancy was 95 percent as of December 31, 2010.

              (p)Bakersfield.  In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California.  The parcel was acquired in November 2006.  Although development plans remain on hold due to current economic conditions, the venture continues to negotiate with potential anchor tenants and to evaluate development options.

              (q)Palmdale Trade & Commerce Center.  In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia.  The parcel was contributed to the venture in 2008.  Development plans remain on hold due to current market conditions.

(4)           Leased Portfolio

An important source of property revenue is the lease rental income A&B receives from its portfolio of commercial income properties, consisting of approximately 7.9 million leasable square feet of commercial building space as of December 31, 2010.

(a)           Hawaii Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.5 million square feet of leasable space as of December 31, 2010.  Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on Kauai, and Kona, on the island of Hawaii.  The average occupancy for the Hawaii portfolio was 92 percent in 2010, versus 95 percent in 2009.  Lower occupancy was primarily due to the 2010 acquisition of the 238,300 square-foot Komohana Industrial Park on Oahu at 74 percent occupancy.  In 2010, A&B sold the 180,300-square-foot Mililani Shopping Center on Oahu, the 14,800-square-foot building Kele Center on Maui and two leased fee parcels.  Also in 2010, A&B acquired the 88,300-square-foot Lanihau Marketplace on the island of Hawaii, the aforementioned Komohana Industrial Park on Oahu, and the 50,200-square-foot Lahaina Square on Maui.  In January 2011, A&B sold the 28,100-square-foot Apex Building on Maui.

The primary Hawaii commercial properties owned as of year-end 2010 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Maui Mall	Kahului, Maui	Retail	185,700
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	123,900
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Warehouse	Kahului, Maui	Industrial	104,100
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,500
Wakea Business Center II	Kahului, Maui	Industrial/Retail	61,500
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	57,200
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Office Center	Kahului, Maui	Office	32,900
Apex Building	Kahului, Maui	Retail	28,100
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Kahului Shopping Center	Kahului, Maui	Retail	17,500
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,100

 (b)           U.S. Mainland Properties

On the U.S. Mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031. In 2010, A&B completed the sales of the 898,400-square-foot Ontario Distribution Center in Ontario, California, and the 228,200-square-foot Valley Freeway Corporate Park in Kent, Washington. Also in 2010, A&B completed the acquisitions of the 216,400-square-foot Meadows on the Parkway Shopping Center in Boulder, Colorado, the 165,500-square-foot Rancho Temecula Town Center in Temecula, California, and the 141,600-square-foot Little Cottonwood Center in Sandy, Utah.

A&B’s mainland commercial properties owned as of year-end 2010 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Heritage Business Park	Dallas, TX	Industrial	1,316,400
Savannah Logistics Park	Savannah, GA	Industrial	1,035,700
Midstate 99 Distribution Center	Visalia, CA	Industrial	790,400
Sparks Business Center	Sparks, NV	Industrial	396,100
Republic Distribution Center	Pasadena, TX	Industrial	312,500
Activity Distribution Center	San Diego, CA	Industrial	252,300
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Meadows on the Parkway	Boulder, CO	Retail	216,400
1800 and 1820 Preston Park	Plano, TX	Office	198,800
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,200
San Pedro Plaza	San Antonio, TX	Office/Retail	171,900
Rancho Temecula Town Center	Temecula, CA	Retail	165,500
2868 Prospect Park	Sacramento, CA	Office	162,900
Little Cottonwood Center	Sandy, UT	Retail	141,600
Concorde Commerce Center	Phoenix, AZ	Office	140,700
Arbor Park Shopping Center	San Antonio, TX	Retail	139,500
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Northpoint Industrial	Fullerton, CA	Industrial	119,400
Broadlands Marketplace	Broomfield, CO	Retail	103,900
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Shopping Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,000
Firestone Boulevard Building	La Mirada, CA	Office	28,100

A&B’s mainland commercial properties’ occupancy rate of 85 percent in 2010 remained unchanged from 2009, compared to 95 percent in 2008, reflecting the continued difficult leasing environment in certain mainland markets.

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

HC&S is Hawaii’s only producer of raw sugar, producing approximately 171,800 tons of raw sugar in 2010 (compared with 126,800 tons in 2009).  The primary reasons for the increase in production were improved yields on the plantation due to better agronomic practices, a higher average age of the crop at harvest, and increased delivery of irrigation water. HC&S harvested 15,488 acres of sugar cane in 2010 (compared with 15,028 in 2009).  Yields averaged 11.1 tons of sugar per acre in 2010 (compared to 8.4 in 2009).  As a by-product of sugar production, HC&S also produced approximately 52,800 tons of molasses in 2010 (compared to 41,700 in 2009).

In 2010, approximately 16,300 tons of sugar (compared to 34,300 tons in 2009) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.  This reduction in Maui Brand® sugar was planned and in response to the high raw sugar market pricing that HC&S was able to capitalize on.  HC&S is able to produce either raw sugar or specialty sugars.

During 2010, Kauai Coffee had approximately 3,000 acres of coffee trees under cultivation.  The 2010 harvest yielded approximately 3.3 million pounds of green coffee, compared with 2.6 million pounds in 2009.

In December 2010, Kauai Coffee entered into an agreement with Massimo Zanetti Beverage, USA, Inc., a subsidiary of the Italian global coffee company Massimo Zanetti Beverage Group.  Under the agreement, Massimo Zanetti Beverage, USA will operate the Kauai Coffee estate and processing facilities and will market, sell, and distribute the Kauai Coffee® brand throughout the United States and internationally through its subsidiary companies. The transaction, which is subject to certain material contingencies, is scheduled to close in the first quarter of 2011.

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

(2)           Marketing of Sugar and Coffee

Approximately 91 percent of the bulk raw sugar produced by HC&S in 2010 was purchased by C&H Sugar Company, Inc. (“C&H”).  C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States.

The remaining 9 percent of the raw sugar was used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels.  HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” product line.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a sugar grower cooperative in Hawaii (of which HC&S currently is the only member), has a supply contract with C&H ending in December 2012.  Pursuant to the supply contract, the cooperative sells raw sugar to C&H at a price equal to the New York No. 16 Contract settlement price, less a discount and less costs of sugar vessel discharge and stevedoring.  This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to HC&S. Most of Kauai Coffee’s crop is being marketed on the U.S. Mainland as green bean coffee.  In addition to the sale of green bean coffee, Kauai Coffee produces and sells roasted, packaged coffee under the Kauai Coffee® trademark.  Kauai Coffee’s customers include specialty and commodity brokers, hotels, and large regional roasters.

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

The U.S. Congress historically has sought, through legislation, to assure a reliable domestic supply of sugar at stable and reasonable prices.  The current legislation is the Food Conservation and Energy Act of 2008, which expires on December 31, 2012 (“2008 Farm Bill”).  The two main elements of U.S. sugar policy are the tariff-rate quota (“TRQ”) import system and the price support loan program.  The TRQ system limits imports from countries other than Canada and Mexico by allowing only a quota amount to enter the U.S. after payment of a relatively low tariff.  A higher, over-quota tariff is imposed for imported quantities above the quota amount.  Also, a new but limited sucrose ethanol program was added in 2008, which allows sugar to be diverted into ethanol production when the market is deemed to be oversupplied.

The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers.  A loan rate (support price) of 18.50 cents per pound (“¢/lb”) for raw cane sugar is in effect for the 2010 and 2011 crops. The loan rate increases to 18.75 ¢/lb for the 2012 and 2013 crops (the last year of the bill). The U.S. rates are adjusted by region to reflect the cost of transportation. The 2010 adjusted crop loan rate in Hawaii is 16.52 ¢/lb.

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

       U.S. raw sugar prices remained relatively stable and flat for over thirty years.  The full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets, increased price volatility.  In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs.  Prices settled down slightly in early 2010, but have since risen again to historic highs in the second half of 2010.  A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 16 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):

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

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.

D.           Employees and Labor Relations

As of December 31, 2010, A&B and its subsidiaries had approximately 2,300 regular full-time employees.  About 1,000 regular full-time employees were engaged in the agribusiness segment, 1,200 were engaged in the transportation segment, 40 were engaged in the real estate segment, and the remaining were in administration.  Approximately 45 percent were covered by collective bargaining agreements with unions.

At December 31, 2010, the active Matson fleet employed seagoing personnel in 197 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.  Approximately 25 percent of Matson’s regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

Historically, collective bargaining with longshore and seagoing unions has been complex and difficult.  However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s agreements with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2008 through June 2013. Contracts that Matson has with the American Radio Association were renewed in mid-2009 through August 15, 2013. Contracts that Matson has with the Masters, Mates & Pilots (“MM&P”) and the Marine Engineers Beneficial Association (“MEBA”) for ships built prior to 2003 were renewed in mid-2009 through August 15, 2013.  Contracts that Matson has with MM&P and the MEBA for ships built after 2003 expire on August 15, 2013 and include provisions for a wage reopener, which was negotiated in mid-2009 to cover the remaining contract period.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports.  Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, was negotiated in 2008 and will expire on July 1, 2014.  Matson Terminals provides stevedoring and terminal services to Matson and other vessel operators calling at Honolulu and on the islands of Hawaii, Maui and Kauai.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  In 2008, Matson signed six-year agreements with each of the ILWU units, which will expire on June 30, 2014.

During 2010, Matson maintained its collective bargaining agreements with ILWU clerical workers in Honolulu and Oakland, which are in effect through June 2014.  The bargaining agreement with ILWU clerical workers in Long Beach was renegotiated in 2010 for another three-year period.  The health & welfare and pension provisions were not renegotiated; however, the parties agreed to match the provisions that are negotiated between the ILWU clerical workers in Long Beach and the other employers.  Those negotiations are continuing and are expected to be finalized in 2011.

During 2010, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  In the event that any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson Terminals participates in a multiemployer pension plan for its Hawaii ILWU non-clerical employees.  For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 (“Employee Benefit Plans”) to A&B’s consolidated financial statements in Item 8 of Part II below.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU.  The agreements with the HC&S production unit employees and clerical and technical employees bargaining units, covering approximately 640 workers, expired on January 31, 2011 and are being renegotiated. The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU.  The bulk sugar employees’ agreement expires on June 30, 2014, and the agreement with all other employees expires on March 31, 2012.  There are two collective bargaining agreements with KCC employees represented by the ILWU.  These agreements expire on April 30, 2011, with renegotiations expected to begin in spring of 2011.  There is a collective bargaining agreement with the ILWU for the production unit employees of Kauai Coffee.  This contract expired on January 31, 2011, and is being renegotiated.

E.           Energy

Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2010, Matson vessels purchased approximately 2.1 million barrels of residual fuel oil (compared with 1.8 million barrels in 2009).

Residual fuel oil prices paid by Matson in 2010 started at $70.97 per barrel and ended the year at $85.30.  The low price for the year was $67.45 per barrel in September, and the high price was $86.64 in December.  Sufficient fuel for Matson’s requirements is expected to be available in 2011.

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations.  In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities.  HC&S also generates a limited amount of hydroelectric power.  To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity.  In 2010, HC&S produced and sold, respectively, approximately 190,400 MWH and 68,300 MWH of electric power (compared with 188,000 MWH produced and 72,800 MWH sold in 2009). The slight decrease in power sold was due to increased power used for irrigation pumps to improve soil moisture levels and yields. Hydroelectric generation was lower during the year due to extended drought conditions on Maui.  HC&S’s use of oil in 2010 of 16,700 barrels was 42 percent less than the 28,800 barrels used in 2009.  The decrease was primarily due to higher bagasse production used in power generation as a result of improved yields on the farm.  Coal used for power generation was 61,200 short tons, about 28,100 tons less than that used in 2009.  Less coal was required because of the higher bagasse production from the fields.

In 2010, McBryde produced approximately 29,500 MWH of hydroelectric power (compared with approximately 30,800 MWH in 2009).  To the extent it is not used in A&B’s coffee operations, McBryde sells electricity to Kauai Island Utility Cooperative.  Power sales in 2010 amounted to approximately 19,000 MWH (compared with 22,800 MWH in 2009).

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

ITEM 1A.  RISK FACTORS

The business of A&B and its subsidiaries (collectively, the “Company”) faces numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in the Company’s filings with the SEC.  The risks described below are not the only risks that the Company faces, nor are they listed in order of significance.  Other risks and uncertainties may also impair its business operations.  Any of these risks may have a material adverse effect on the Company’s business, liquidity, financial condition, results of operations and cash flows.  All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Changes in U.S., global, or regional economic conditions that result in a further decrease in consumer confidence or market demand for the Company’s services and products in Hawaii, the U.S. Mainland, Guam or Asia may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A continuation or further weakening of the U.S., Guam, Asian or global economies may adversely impact the level of freight volumes, freight rates, and real estate leasing, sales and development activity. Within the U.S., a continuation or further weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the further weakening of consumer confidence, market demand or the economy in the U.S. Mainland, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes or rates, the sale of Hawaii real estate, and the real estate leasing and development markets. In addition, overcapacity in the global or transpacific ocean transportation markets may adversely affect freight volumes or rates in the Company’s China service. Additionally, a change in the cost of goods or currency exchange rates may cause these adverse effects as well.

The Company may face new or increased competition.

The Company’s transportation segment may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of ships or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes or rates.  See also discussion under “Business and Properties - Transportation - Competition” above.

For the Company’s real estate segments, there are numerous other developers, managers and owners of commercial and residential real estate and undeveloped land that compete or may compete with the Company for management and leasing revenues, land for development, properties for acquisition and disposition, and for tenants and purchasers for properties.  Increased vacancies, decreased rents, sales prices or sales volume, or lack of development opportunities may lead to a deterioration in results from the Company’s real estate business.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.

The reduction in availability of mortgage financing and the volatility and reduction in liquidity in the financial markets may adversely affect the Company’s real estate business.

During 2008 and 2009, the financial industry experienced significant instability due to, among other things, declining property values and increasing defaults on loans. This led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products and tighter loan qualifications make it more difficult for borrowers to finance the purchase of units in the Company’s projects. Tightening of credit in the commercial markets may adversely affect the Company’s ability to secure construction or other financing on acceptable or favorable terms for the Company’s residential and commercial projects, working capital requirements, or investment needs. Additionally, the stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for the Company to sell commercial properties and may negatively impact the sales prices and other terms of such sales. The stringent credit environment may also impact the Company in other ways, including the credit or solvency of customers, vendors, or joint venture partners, and the ability of partners to fund their equity obligations to the joint venture.

A future downgrade in the Company’s credit rating or disruptions on the credit markets could restrict its ability to access the debt capital markets or increase the cost of debt.

In January 2011, Standard and Poor’s issued a research update that indicated a continuation of the Company’s BBB+ rating with a Negative outlook. Further changes in the Company’s credit ratings may ultimately have an adverse impact on the Company’s ability to access debt in the private or public market and also may increase its borrowing costs. If the Company’s credit ratings fall below investment grade, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation), could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s ratings are downgraded, and renegotiation of the Company’s primary revolving credit line upon its expiration in 2011 could be negatively affected by ratings downgrades.

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

Fuel is a significant operating expense for the Company’s shipping and agribusiness operations.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions. Increases in fuel costs also can lead to other expense increases, through, for example, increased costs of energy, petroleum-based raw materials and purchased transportation services.  In the Company’s ocean transportation and logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel surcharges may adversely affect its results of operations. Increases in energy costs for the Company’s leased real estate portfolio are typically recovered from lessees, although the Company’s share of energy costs increases as a result of lower occupancies and higher operating cost reimbursements impact the ability to increase underlying rents. Rising fuel prices also may increase the cost of construction, including delivery costs to Hawaii, and the cost of materials that are petroleum-based, thus affecting the Company’s development projects. Finally, rising fuel prices will impact the cost of producing and transporting sugar.

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

As of December 31, 2010, the Company had approximately 2,300 regular full-time employees, of which approximately 45 percent were covered by collective bargaining agreements with unions. The Company’s transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.  For example, in its real estate sales segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

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

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental matters, construction litigation, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings. These disputes, individually or collectively, could harm the Company’s business by distracting its management from the operation of its business. If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.  As a real estate developer, the Company may face warranty and construction defect claims, as described below in the “Real Estate” section of this “Risk Factors” item.  For a description of significant legal proceedings involving the Company, see “Legal Proceedings” below.

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and postretirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act and Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multiemployer pension plans and plan funding.  These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. Although the Company has actively sought to control increases in these costs, there can be no assurance that it will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

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

TRANSPORTATION

The Company is subject to risks associated with conducting business in a foreign shipping market.

The Company, through Matson’s China service, is subject to risks associated with conducting business in a foreign shipping market, which include:

•	challenges in operating in a foreign country and doing business and developing relationships with foreign companies;
•	difficulties in staffing and managing foreign operations;
•	U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;
•	global vessel overcapacity that may lead to decreases in volumes and shipping rates;
•	competition with established and new shippers;
•	currency exchange rate fluctuations;
•	political and economic instability;
•	protectionist measures that may affect the Company’s operation of its wholly-owned foreign enterprise; and
•	challenges caused by cultural differences.

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

The Company is subject to risks related to a marine accident or spill event.

The Company’s vessel operations could be faced with a maritime accident, oil spill, or other environmental mishap. Such event may lead to personal injury, loss of life, damage of property, pollution and suspension of operations. As a result, such event could have an adverse effect on the Company’s business.

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

The Company’s logistics business derives a significant portion of its revenues from its largest customers. For 2010, the Company’s logistics business’ largest ten customers accounted for approximately 29 percent of the business’ revenue. A reduction in or termination of the Company’s logistics services by several of the logistics business’ largest customers could have an adverse effect on the Company’s revenue and business.

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

As a developer, the Company is subject to warranty and construction defect claims arising in the ordinary course of business. The amounts payable under these claims, both in legal fees and remedying any construction defects, can be significant and exceed the profits made from the project. As a consequence, the Company may maintain liability insurance, obtain indemnities and certificates of insurance from contractors generally covering claims related to workmanship and materials, and create warranty and other reserves for projects based on historical experience and qualitative risks associated with the type of project built. Because of the uncertainties inherent to these matters, the Company cannot provide any assurance that its insurance coverage, contractor arrangements and reserves will be adequate to address some or all of the Company’s warranty and construction defect claims in the future. For example, contractual indemnities may be difficult to enforce, the Company may be responsible for applicable self-insured retentions, and certain claims may not be covered by insurance or may exceed applicable coverage limits. Additionally, the coverage offered and the availability of liability insurance for construction defects could be limited or costly. Accordingly, the Company cannot provide any assurance that such coverage will be adequate or available at all, or available at an acceptable cost.

AGRIBUSINESS

The lack of water for agricultural irrigation could adversely affect the Company.

It is crucial for the Company’s Agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane and coffee. As further described in “Legal Proceedings” below, there are challenges to the Company’s ability to divert water from streams in Maui. In addition, the Company’s access to water is subject to weather patterns that cannot be reliably predicted.  If the Company is not permitted to divert stream waters for its use or there is insufficient rainfall, it would have an adverse effect on the Company’s sugar operations, including possible cessation of operations.

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

If the Company’s sugar business is unable to sustain profitability, the Company may reorganize or terminate its sugar operations. The reorganization or termination of sugar operations may result in an impairment loss and restructuring costs that would adversely affect the Company’s financial performance.

The Company’s power sales contracts could be replaced on less favorable terms or may not be replaced.

The Company’s power sales contracts, as described under “Business and Properties – Energy” above, expire at various points in the future and may not be replaced or could be replaced on less favorable terms, which could adversely affect the Company’s agribusiness operations.

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

A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis.  If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend established interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party.  On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Commission’s denial to the Hawaii Intermediate Court of Appeals.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend established IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals.

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

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation currently is focused primarily on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades.  On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order.  On May 28, 2010, the plaintiffs filed a second amended complaint.  On November 30, 2010, the judge dismissed the complaint with prejudice.  On December 22, 2010, the plaintiffs filed an appeal to the Ninth Circuit Court of Appeals.  The Company and Matson will continue to vigorously defend themselves in this lawsuit.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit if an amended complaint is filed.

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

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

For the information about executive officers of A&B required to be included in this Part I, see section B (“Executive Officers”) in Item 10 of Part III below, which is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&B common stock is listed on the New York Stock Exchange and trades under the symbol “ALEX.” As of February 15, 2011, there were 3,079 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

A summary of daily stock transactions is listed in the New York Stock Exchange section of major newspapers. Trading volume averaged 201,147 shares a day in 2010 compared with 292,309 shares a day in 2009 and 441,867 shares a day in 2008.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for 2010 and 2009, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2010
First Quarter	$0.315	$36.43	$31.23	$33.05
Second Quarter	$0.315	$37.42	$29.02	$29.78
Third Quarter	$0.315	$36.37	$28.92	$34.84
Fourth Quarter	$0.315	$40.54	$33.63	$40.03

2009
First Quarter	$0.315	$25.79	$15.73	$19.03
Second Quarter	$0.315	$28.31	$18.54	$23.44
Third Quarter	$0.315	$35.43	$22.85	$32.09
Fourth Quarter	$0.315	$35.63	$26.47	$34.23

Although A&B expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends in the future are subject to the discretion of the Board of Directors and will depend upon A&B’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors. A&B has paid cash dividends each year since 1903. The most recent increase in the dividend rate was effective the second quarter of 2008 when the quarterly dividend rate was increased from 29 cents per share to 31.5 cents per share. In 2010, dividend payments to shareholders totaled approximately $52 million. The following dividend schedule for 2011 has been set, subject to final approval by the Board of Directors:

Quarterly Dividend	Declaration Date	Record Date	Payment Date

First	January 27, 2011	February 10, 2011	March 3, 2011
Second	April 26, 2011	May 12, 2011	June 2, 2011
Third	June 23, 2011	August 4, 2011	September 1, 2011
Fourth	October 27, 2011	November 10, 2011	December 1, 2011

           Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements; however, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2010, the amount of net assets of Matson that may not be transferred to the Company was approximately $292 million.

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

The Company did not repurchase any of its common stock in 2010 or 2009. During 2008, the Company repurchased 1,476,449 shares of its common stock for approximately $59 million, or an average of $40.33 per share.

           Securities authorized for issuance under equity compensation plans as of December 31, 2010, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,577,614	37.10	2,467,198*
Equity compensation plans not approved by security holders	--	--	--
Total	2,577,614	37.10	2,467,198

*	Under the 2007 Incentive Compensation Plan, 2,467,198 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2010	2009	2008	2007	2006
Revenue:
Transportation:
Ocean transportation	$1,045.0	$888.6	$1,023.7	$1,006.9	$945.8
Logistics services	355.6	320.9	436.0	433.5	444.2
Real Estate:
Leasing	94.4	103.2	107.8	108.5	100.6
Sales	136.1	125.6	350.2	117.8	97.3
Less amounts reported in discontinued operations1	(122.5)	(132.4)	(160.3)	(138.5)	(136.5)
Agribusiness5	163.9	107.0	124.3	123.7	127.4
Reconciling Items2	(26.3)	(16.3)	(10.7)	(9.2)	(14.2)
Total revenue	$1,646.2	$1,396.6	$1,871.0	$1,642.7	$1,564.6

Operating Profit:
Transportation:
Ocean transportation3	$99.4	$58.3	$105.8	$126.5	$105.6
Logistics services	7.2	6.7	18.5	21.8	20.8
Real Estate:
Leasing	35.3	43.2	47.8	51.6	50.3
Sales3	50.1	39.1	95.6	74.4	49.7
Less amounts reported in discontinued operations1	(51.9)	(57.0)	(74.6)	(76.0)	(67.5)
Agribusiness5	6.1	(27.8)	(12.9)	0.2	6.9
Total operating profit	146.2	62.5	180.2	198.5	165.8
Interest expense, net4	(25.5)	(25.9)	(23.7)	(18.8)	(15.0)
General corporate expenses	(23.3)	(21.8)	(21.0)	(27.3)	(22.3)
Income from continuing operations before income taxes	97.4	14.8	135.5	152.4	128.5
Income taxes	38.5	5.8	49.2	57.5	48.0
Income from continuing operations	58.9	9.0	86.3	94.9	80.5
Income from discontinued operations	33.2	35.2	46.1	47.3	42.0
Net Income	$92.1	$44.2	$132.4	$142.2	$122.5

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $12.8 million, $6.2 million, $5.2 million, $10.7 million, and $13.3 million of equity in earnings from its investment in SSAT for 2010, 2009, 2008, 2007, and 2006, respectively. Additionally, in August 2010, Matson initiated its second China string, which incurred start-up losses of approximately $19.3 million principally occurring in the fourth quarter of 2010. The Real Estate Sales segment includes approximately $2.0 million, $9.0 million, $22.6 million, and $14.4 million in equity in earnings from its various real estate joint ventures for 2010, 2008, 2007, and 2006, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4
Includes Ocean Transportation interest expense of $8.2 million for 2010, $9.0 million for 2009, $11.6 million for 2008, $13.9 million for 2007, and $13.3 million for 2006. Substantially all other interest expense was incurred at the parent company.

5	Includes a $4.9 million gain in 2010 related to a crop disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

SELECTED FINANCIAL DATA (CONTINUED)

	2010	2009	2008	2007	2006
Identifiable Assets:
Transportation:
Ocean transportation6	$1,095.5	$1,095.2	$1,153.9	$1,215.0	$1,185.3
Logistics services	73.8	72.4	74.2	58.6	56.4
Real Estate:
Leasing	739.4	627.4	590.2	595.4	525.5
Sales6	420.8	415.6	344.6	408.9	295.0
Agribusiness	150.3	156.8	172.2	174.6	168.7
Other	14.8	12.2	15.1	26.6	20.3
Total assets	$2,494.6	$2,379.6	$2,350.2	$2,479.1	$2,251.2

Capital Expenditures:
Transportation:
Ocean transportation	$69.4	$12.7	$35.5	$65.8	$217.1
Logistics services7	1.8	0.6	2.4	2.0	1.7
Real Estate:
Leasing8	164.7	108.8	100.2	124.5	93.0
Sales9	0.1	0.1	0.6	0.3	1.3
Agribusiness	6.8	3.4	15.2	20.5	15.0
Other	0.3	0.3	0.8	0.3	1.5
Total capital expenditures	$243.1	$125.9	$154.7	$213.4	$329.6

Depreciation and Amortization:
Transportation:
Ocean transportation	$69.0	$67.1	$66.1	$63.2	$58.1
Logistics services	3.2	3.5	2.3	1.5	1.5
Real Estate:
Leasing1	20.3	19.5	17.9	15.7	14.1
Sales	0.2	0.3	0.2	0.2	0.1
Agribusiness	12.7	11.9	11.5	10.7	10.1
Other	1.9	3.1	2.7	1.3	0.9
Total depreciation and amortization	$107.3	$105.4	$100.7	$92.6	$84.8

6
The Ocean Transportation segment includes approximately $52.9 million, $47.2 million, $44.6 million, $48.6 million, and $49.8 million related to its investment in SSAT as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively. The Real Estate Sales segment includes approximately $274.8 million, $193.3 million, $162.1 million, $134.1 million, and $98.4 million related to its investment in various real estate joint ventures as of December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

7
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

8	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

9
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for expenditures related to real estate developments were $22 million, $6 million, $39 million, $110 million, and $69 million for 2010, 2009, 2008, 2007, and 2006, respectively.

SELECTED FINANCIAL DATA (CONTINUED)

	2010	2009	2008	2007	2006

Earnings per share:
From continuing operations:
Basic	$1.43	$0.22	$2.09	$2.23	$1.86
Diluted	$1.42	$0.22	$2.08	$2.20	$1.85
Net income:
Basic	$2.23	$1.08	$3.21	$3.34	$2.84
Diluted	$2.22	$1.08	$3.19	$3.30	$2.81

Return on beginning equity	8.5%	4.1%	11.7%	13.8%	12.1%
Cash dividends per share	$1.26	$1.26	$1.235	$1.12	$0.975

At Year End
Shareholders of record	3,079	3,197	3,269	3,381	3,506
Shares outstanding	41.3	41.0	41.0	42.4	42.6
Long-term debt – non-current	$386	$406	$452	$452	$401

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2011 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

The Transportation Industry accounted for 78 percent, 54 percent, and 47 percent of the revenue, operating profit, and identifiable assets, respectively, in 2010 on a consolidated basis before discontinued operations.

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other subsidiaries and affiliates of A&B.

The Real Estate Industry accounted for 13 percent, 43 percent, and 47 percent of the revenue, operating profit, and identifiable assets, respectively, in 2010 on a consolidated basis before discontinued operations.

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, molasses, green coffee and roasted coffee; markets and distributes green coffee, roasted coffee, and specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services. HS&TC was consolidated with the Company’s results beginning December 1, 2009.

In December 2010, the Company entered into an agreement to lease land and sell certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The assets will be sold at book value, or an approximate price of $15 million. The transaction, which is not expected to result in a gain or loss, is subject to certain material contingencies and, assuming the satisfaction of those conditions, is expected to close in the first quarter of 2011. The Company will retain fee simple ownership of the land, buildings, power generation, and power distribution assets.

The Agribusiness Industry accounted for 9 percent, 3 percent, and 6 percent of the revenue, operating profit, identifiable assets in 2010, respectively, on a consolidated basis before discontinued operations.

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets: The Company’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment; however, no impairment charges were recorded in 2010, 2009, and 2008 as a result of this process. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment, the Company reviews probability-weighted discounted projected cash flows associated with the investment and other relevant information. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

Significant estimates and considerable judgments are involved in determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates of the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.

In 2010, the Company evaluated certain investments for impairment. As a result of this process, the Company recorded an impairment loss of approximately $1.9 million related to its Santa Barbara joint venture investment. Continued weakness in the real estate sector or difficulty in obtaining or renewing project-level financing may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Legal Contingencies: The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, construction defect claims, antitrust claims, and claims related to coastwise trading matters. The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, the Company considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 13 to the Consolidated Financial Statements.

Allowance for Doubtful Accounts: Receivables are recorded net of an allowance for doubtful accounts. The Company estimates future write-offs based on delinquencies, credit ratings, aging trends, and historical experience. The Company believes the allowance for doubtful accounts is adequate to cover anticipated losses; however, significant deterioration in any of the aforementioned factors or in general economic conditions could change these expectations, and accordingly, the Company’s financial condition or its future operating results could be materially impacted.

Revenue Recognition for Certain Long-term Real Estate Developments:  As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risk and rewards passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for revenues on long-term real estate development projects that have material continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, the Company’s financial condition or its future operating results could be materially impacted.

Self-Insured Liabilities: The Company is self-insured for certain losses related to, including, but not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Goodwill: The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable and also reviews goodwill for impairment annually. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Actual results that differ from the assumptions made with respect to the above factors could materially affect the Company’s financial condition or its future operating results. The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

The 2010 net periodic costs for qualified pension and post-retirement plans were determined using a discount rate of 6.25 percent. The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2010, were determined using a discount rate of 5.75 percent. For the Company’s non-qualified benefit plans, the 2010 net periodic cost was determined using a discount rate of 5.00 percent and the December 31, 2010 obligation was determined using a discount rate of 4.5 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2010, rounded to the nearest quarter percent.

The estimated return on plan assets of 8.25 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns were 15.3 percent, -3.5 percent, and 3.5 percent, respectively. The Company’s long-term rate of return (since inception in 1989) was 8.6 percent.

As of December 31, 2010, the Company’s post-retirement obligations were measured using an initial 10 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent is reached in 2016.

Lowering the expected long-term rate of return on the Company’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2010 by approximately $1.2 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $2.0 million. Additional information about the Company’s benefit plans is included in Note 10 to the Consolidated Financial Statements.

As of December 31, 2010, the market value of the Company’s defined benefit plan assets totaled approximately $285 million, compared with $260 million as of December 31, 2009. The recorded net pension liability was approximately $70 million as of December 31, 2010 and approximately $62 million as of December 31, 2009. The Company expects to make contributions totaling $4 million to certain of its defined benefit pension plans in 2011. In 2010, the Company contributed approximately $6 million to its pension plans. There were no contributions required in 2009.

Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

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

(dollars in millions, except per-share amounts)	2010	Chg.		2009	Chg.		2008
Operating Revenue	$1,646	18%		$1,397	-25%		$1,871
Operating Costs and Expenses	1,537	13%		1,360	-21%		1,727
Operating Income	109	3	X	37	-74%		144
Other Income and (Expense)	(12)	-45%		(22)	3	X	(8)
Income Taxes	(38)	-6	X	(6)	-88%		(50)
Discontinued Operations (net of taxes)	33	-6%		35	-24%		46
Net Income	$92	2	X	$44	-67%		$132

Basic Earnings Per Share	$2.23	2	X	$1.08	-66%		$3.21
Diluted Earnings Per Share	$2.22	2	X	$1.08	-66%		$3.19

2010 vs. 2009

Operating Revenue for 2010 increased 18 percent, or $249 million, to $1,646 million. Ocean Transportation revenue increased 17 percent, principally due to higher overall volumes and yields, principally in the China trade, as well as higher fuel surcharge revenues resulting from higher fuel prices. Agribusiness revenue increased 57 percent, primarily due to higher sugar prices and higher sales volume. Logistics Services revenue increased 11 percent, principally due to higher Intermodal and Highway volumes. Real Estate Leasing revenue increased 12 percent in 2010 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to acquisitions, partially offset by lower mainland renewal rents. Real Estate Sales revenue decreased 13 percent in 2010 (after subtracting revenue from discontinued operations) due principally to lower property sales. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Because of the recurring nature of property sales, the Company views changes in Real Estate Sales and Real Estate Leasing revenues on a year-over-year basis before the reclassification of revenue to discontinued operations to be more meaningful in assessing segment performance. Additionally, due to the timing of sales for development properties and the mix of properties sold, management believes performance is more appropriately assessed over a multi-year period. Year-over-year comparisons of revenue are also not complete without the consideration of results from the Company’s investment in its real estate joint ventures, which are not included in consolidated operating revenue, but are included in segment operating profit. The Analysis of Operating Revenue and Profit by Segment that follows, provides additional information on changes in Real Estate Sales revenue and operating profit before reclassifications to discontinued operations.

Operating Costs and Expenses for 2010 increased by 13 percent, or $177 million, to $1,537 million. Ocean Transportation costs increased 15 percent, primarily due to higher vessel operating expenses and higher terminal handling costs. Logistics Services cost increased 12 percent due primarily to higher purchased transportation costs. Agribusiness costs increased 15 percent due principally to a higher volume of sugar sold. Real Estate Sales and Leasing costs increased by 11 percent, primarily due to property acquisitions. Selling, General and Administrative costs (“SG&A”) increased 3 percent due principally to higher non-qualified benefit expenses related to the retirement of certain senior executives. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense: Other expense in 2010 decreased $10 million, compared with 2009, due primarily to a $5 million crop disaster relief payment for drought experienced in prior years, a $4 million gain related to the settlement of a non-performing mortgage note acquired as an investment, $2 million in higher real estate joint venture income, and a $2 million increase in interest income in 2010. The decrease in other expense was partially offset by a $5 million gain recorded in 2009 upon consolidation of HS&TC (as further described in Note 3 to the Consolidated Financial Statements).

Income Taxes were higher in 2010 compared with 2009 on an absolute basis due principally to higher income. The effective tax rate in 2010 was lower than the rate in 2009 due principally to non-deductible expenses in both periods that had a lesser impact on the 2010 effective rate because of the higher income relative to 2009.

2009 vs. 2008

Operating Revenue for 2009 decreased 25 percent, or $474 million, to $1,397 million. Real Estate Sales revenue decreased 93 percent in 2009 (after subtracting revenue from discontinued operations) due principally to sales at the Company’s Keola La’i condominium project in 2008. Ocean Transportation revenue decreased 13 percent, principally due to lower Hawaii volumes, lower China yields and lower fuel surcharge revenues, partially offset by improved Hawaii service yields and cargo mix. Logistics Services revenue decreased 26 percent, principally due to lower volumes and yields, partially offset by revenue from MGDS’s warehousing and distribution business, which acquired PACAM in August 2008. Agribusiness revenue decreased 18 percent, primarily due to lower power sales volume and pricing and lower bulk raw sugar sales volume. Real Estate Leasing revenue increased 9 percent in 2009 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to property acquisitions, partially offset by lower mainland occupancy and rents. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Operating Costs and Expenses for 2009 decreased by 21 percent, or $367 million, to $1,360 million. Real Estate Sales and leasing costs decreased by 75 percent, primarily related to cost of sales for condominiums sold at Keola La’i in 2008, partially offset by higher depreciation expenses on commercial properties. Logistics Services cost decreased 27 percent due primarily to lower volumes. Ocean Transportation costs decreased 10 percent, primarily due to lower volume-related expenses, partially offset by higher contractual stevedoring rates and higher vessel repair costs. Selling, General and Administrative costs (“SG&A”) decreased 6 percent due principally to cost reduction initiatives, including workforce and benefit reductions, as well as lower performance-based compensation. Agribusiness costs decreased 2 percent due principally to personnel cost savings and lower volume of sugar sold. These cost decreases were partially offset by a $24 million year-over-year increase in non-cash pension expense, which is embedded in the segment figures, and was principally due to plan asset losses in 2008. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense: Other expense in 2009 increased $14 million in 2009 compared with 2008, due primarily to $9 million in lower real estate joint venture income, an $8 million gain on a fire insurance settlement recognized in 2008, and $1 million in higher interest expense in 2009 resulting from lower capitalized interest and a higher weighted-average interest rate, partially offset by a $5 million gain recorded upon consolidation of HS&TC (as further described in Note 3 to the Consolidated Financial Statements).

Income Taxes were lower in 2009 compared with 2008 on an absolute basis due principally to lower income. The effective tax rate in 2009 was higher than the rate in 2008 principally due to an adjustment to prior year taxes, non-deductible expenses that had a greater impact on the effective rate as a result of lower income relative to 2008, the recognition of certain tax benefits in 2008 as a result of certain statute of limitations expirations, and newly enacted tax legislation that unfavorably affected the effective rate.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Industry Segments is included in Part II Item 6 and Note 14 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

Transportation Industry

Ocean Transportation; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$1,045.0	$888.6	18%
Operating profit	$99.4	$58.3	70%
Operating profit margin	9.5%	6.6%
Volume* (units):
Hawaii containers	136,700	136,100	--
Hawaii automobiles	81,800	83,400	-2%
China containers	72,700	46,600	56%
Guam containers	15,200	14,100	8%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of the reporting period.

Ocean Transportation revenue increased $156.4 million, or 18 percent, in 2010 compared to 2009. This increase was principally due to a $61.9 million increase in revenue related to overall higher volumes, a $55.8 million increase in revenue due to higher yields, principally in the China trade, and a $32.3 million increase in fuel surcharges due to higher fuel prices.

Total Hawaii container volume increased slightly in 2010 compared with 2009, primarily reflecting one additional week in Matson’s 2010 fiscal year. Matson’s Hawaii automobile volume for the year was 2 percent lower than 2009, due principally to the timing of automobile rental fleet replacement activity. China container volume increased 56 percent in 2010, compared with 2009, principally due to the commencement of Matson’s second China string serving South China, as well as an increase in market demand. Guam container volumes increased 8 percent due to an increase in market demand related, in part, to activities associated with the expected U.S. military build-up.

Operating profit increased $41.1 million, or 70 percent, in 2010 compared to 2009. The increase in operating profit was principally due to $55.8 million in higher yields, principally related to the China trade, and a $47.8 million increase due to a net increase in volume driven by the China trade. The improvement in operating profit was partially offset by $40.7 million related to increased vessel operating expenses, principally due to the commencement of the new China string, but was also due to higher fuel, drydock, and contractual labor costs, partially offset by lower vessel insurance costs. Additionally, terminal handling costs increased by $22.9 million due to contractual increases in terminal fees and handling charges, and operations overhead costs increased $5.3 million due to additional equipment repair costs and the new China string. The increase in costs was partially offset by a $6.6 million increase in SSAT joint venture earnings, principally due to higher west coast container lift volumes in 2010, and $6.3 million of higher costs in 2009 related to the rudder failure on the MV Mokihana.

Ocean Transportation; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$888.6	$1,023.7	-13%
Operating profit	$58.3	$105.8	-45%
Operating profit margin	6.6%	10.3%
Volume* (units):
Hawaii containers	136,100	152,700	-11%
Hawaii automobiles	83,400	86,300	-3%
China containers	46,600	47,800	-3%
Guam containers	14,100	13,900	1%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of the reporting period.

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

Logistics Services; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Intermodal revenue	$204.1	$188.0	9%
Highway revenue	151.5	132.9	14%
Total Revenue	$355.6	$320.9	11%
Operating profit	$7.2	$6.7	7%
Operating profit margin	2.0%	2.1%

Logistics Services revenue increased $34.7 million, or 11 percent, in 2010 compared with 2009. This increase was principally due to higher Intermodal and Highway volumes, which increased 2 percent and 12 percent, respectively. Highway volume increased due to an improvement in the less-than-truckload business as well as a large military contract move that occurred in the first quarter of 2010. Additionally, Intermodal and Highway volume benefited from an additional week included in MIL’s 2010 fiscal year versus fiscal 2009.

Logistics Services operating profit increased $0.5 million, or 7 percent, in 2010 compared with 2009. Operating profit increased principally due to higher volumes cited above, but was also due to a lower provision for bad debt and lower depreciation and amortization. However, the improvement to operating profit was partially offset by lower yields resulting from increased competitive pressures.

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

Leasing; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$94.4	$103.2	-9%
Operating profit	$35.3	$43.2	-18%
Operating profit margin	37.4%	41.9%
Average Occupancy Rates:
Mainland	85%	85%
Hawaii	92%	95%
Leasable Space (million sq. ft.) - Improved
Mainland	6.4	7.0	-9%
Hawaii	1.5	1.3	15%

Real Estate Leasing revenue for 2010 was 9 percent lower than the amount reported for 2009. The decrease was principally due to lower mainland rents, the non-reinvestment of $32.8 million of 1031 proceeds in 2010, as well as the revenue impact resulting from the timing of acquisitions and dispositions. Properties sold under the Company’s 1031 program are generally replaced within 180 days of the sale; however, revenue and operating profit for the current period, as compared to a prior period, may be lower because of the interim period that elapses between sale and reinvestment, or if the proceeds are not reinvested because a suitable replacement property that meets the Company’s investment criteria cannot be found. Occupancy for the Hawaii portfolio decreased 3 percentage points in 2010 as compared to 2009, primarily due to the July 2010 acquisition of Komohana Industrial Park, a fee simple, fully-zoned 35-acre industrial complex located in Kapolei, West Oahu, which is currently 74 percent occupied.

Operating profit was 18 percent lower in 2010, compared with 2009, principally due to the same reasons cited for the revenue decrease. Depreciation expense was relatively flat year-over-year, but is expected to increase as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.

Leasable space decreased in 2010 compared with 2009, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
10-10	Ontario Distribution Center (CA)	898,400	11-10	Rancho Temecula (CA)	165,500
5-10	Valley Freeway (WA)	228,200	11-10	Lahaina Square (HI)	50,200
2-10	Kele Center (HI)	14,800	10-10	Little Cottonwood (UT)	141,600
1-10	Mililani Shopping Center (HI)	180,300	7-10	Komohana (HI)	238,300
			4-10	Lanihau Marketplace (HI)	88,300
			1-10	Meadows on the Parkway (CO)	216,400

	Total Dispositions	1,321,700		Total Acquisitions	900,300

Savannah Logistics Park (Building A and a portion of Building B) is leased to MGDS, a wholly-owned subsidiary of MIL. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MGDS, respectively, are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MGDS was approximately $3.8 million in 2010, $3.3 million in 2009, and $2.2 million in 2008. Separately, MGDS contracts with third parties to provide warehousing and storage services utilizing Building A and Building B.

Leasing; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$103.2	$107.8	-4%
Operating profit	$43.2	$47.8	-10%
Operating profit margin	41.9%	44.3%
Average Occupancy Rates:
Mainland	85%	95%
Hawaii	95%	98%
Leasable Space (million sq. ft.) - Improved
Mainland	7.0	6.6	6%
Hawaii	1.3	1.3	--%

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

Leasable space increased in 2009 compared with 2008, principally due to the following activity:

Acquisitions			Dispositions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
2-09	Activity Distribution Center (CA)	252,300	3-09	Southbank II (AZ)	120,800
3-09	Waipio Industrial Court (HI)	158,400	6-09	Hawaii Business Park (HI)	85,200
3-09	Savannah Logistics Park Bldg. B* (GA)	324,800	9-09	San Jose Avenue Warehouse (CA)	126,000
8-09	Northpoint Industrial (CA)	119,400	10-09	Pacific Guardian Tower (HI)	130,600
9-09	Waipio Shopping Center (HI)	113,800	12-09	Village at Indian Wells (CA)	104,600
12-09	Firestone Boulevard Building (CA)	28,100

	Total Acquisitions	996,800		Total Dispositions	567,200

* Savannah Logistics Park Building B was acquired in 2008, but placed into service in March 2009

Real-Estate Sales; 2010 compared with 2009 and 2008

(dollars in millions)	2010	2009	2008
Hawaii improved	$55.2	$50.9	$21.8
Mainland improved	58.5	48.7	81.8
Hawaii development sales	5.8	6.0	217.4
Hawaii unimproved/other	16.6	20.0	29.2
Total Revenue	$136.1	$125.6	$350.2
Operating profit before joint ventures	$48.1	$39.1	$86.6
Earnings from joint ventures/other	2.0	--	9.0
Total Operating Profit	$50.1	$39.1	$95.6
Operating profit margin	36.8%	31.1%	27.3%

The higher revenue and operating profit results in 2010 were due to the mix and timing of real estate sales in 2010 compared with 2009, as well as the timing of income earned from the Company’s joint ventures. The composition of these sales is described below.

2010: Real Estate Sales revenue and operating profit included the sales of Mililani Shopping Center, a retail center in Hawaii, Ontario Distribution Center, an industrial property in California, Valley Freeway Corporate Park, an industrial facility in Washington, six residential units and one commercial space at the Company’s Keola La’i high-rise development on Oahu, a 75-acre agricultural parcel on Kauai, two leased fee parcels and several non-core Maui land parcels. In addition to the aforementioned sales, operating profit included a $3.6 million gain recorded in connection with the acquisition of Lahaina Square, a retail center on Maui that was acquired by the Company in the settlement of a non-performing mortgage loan, which was purchased by the Company in the first quarter of 2010. Operating profit also included $2.0 million of joint venture earnings, principally due to $5.1 million in gains recognized on the settlements of two mortgage loans owed to a project lender under regulatory supervision, partially offset by a $1.9 million impairment loss on the Company’s Santa Barbara joint venture investment.

2009: Real Estate Sales revenue and operating profit included the sale of seven residential units at the Company’s Keola La’i high-rise development on Oahu, three mainland properties (office, retail, industrial), an office building and an industrial facility on Oahu, a 214-acre agricultural parcel on Maui, several leased fee parcels and other land parcels on Maui, and two single-family homes on Kauai. Joint venture income from completed development projects, principally related to Bridgeport and Centre Point retail/office developments in Valencia, California, were offset by the Company’s share of marketing and other operating expenses of its Kukui`ula development projects. Additionally, the Company recorded a $2.5 million impairment loss related to its investment in its Ka Milo joint venture project.

2008: Real Estate Sales revenue included the sale of 330 residential units and two commercial units at the Company’s Keola La’i high-rise development in Honolulu, two mainland shopping centers, one mainland office property, the Kahului Town Terrace rental project, three improved Maui properties, a 130-acre agricultural parcel on Maui, several leased fee parcels and other land parcels on Maui, and 30 Keala’ula single-family homes on Kauai. Operating profit included joint venture income of $9.0 million, principally related to sales at the Company’s Kai Malu residential development on Maui and the sale of several buildings at the Company’s Centre Pointe retail/office development in Valencia, California, partially offset by the Company’s share of marketing and other operating expenses of its Kukui`ula projects. Real Estate Sales operating profit for 2008 included $7.7 million, representing a final insurance settlement for the 2005 fire at Kahului Shopping Center that was received in the first quarter of 2008. Finally, the Company recorded a $3 million impairment loss related to its investment in its Santa Barbara joint venture project.

Discontinued Operations; Real-Estate – The revenue, operating profit, and after-tax effects of discontinued operations for 2010, 2009 and 2008 were as follows (in millions, except per-share amounts):

	2010	2009	2008
Sales Revenue	$117.1	$109.6	$125.4
Leasing Revenue	$5.4	$22.8	$34.9
Sales Operating Profit	$48.6	$44.3	$55.0
Leasing Operating Profit	$3.3	$12.7	$19.6
After-tax Earnings	$33.2	$35.2	$46.1
Basic Earnings Per Share	$0.80	$0.86	$1.12
Diluted Earnings Per Share	$0.80	$0.86	$1.11

2010:  The revenue and expenses of Ontario Distribution Center, an industrial property in California, Valley Freeway Corporate Park, an industrial facility in Washington, Mililani Shopping Center, a retail center in Hawaii, Kele Shopping Center on Maui, and various Maui parcels have been classified as discontinued operations. Additionally, a retail property on Maui that was held for sale at year-end was classified as discontinued operations.

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

Agribusiness

As of December 1, 2009, the Company began consolidating the results of the Hawaiian Sugar & Transportation Cooperative (“HS&TC”) because the Company became the sole member. Since HS&TC is a wholly-owned consolidated subsidiary, revenue recognition on raw sugar and molasses sales occurs when HS&TC delivers the sugar and molasses to the Company’s third-party customers on the U.S. mainland. Prior to consolidation, the Company recognized revenue when the raw sugar was delivered to HS&TC, which occurred as sugar was produced and delivered to the sugar warehouse on Maui, where title and risk of loss passed. As a result of the HS&TC  consolidation, the timing of revenue recognition differs between 2009 and 2010 and results in year-over-year variances.

Agribusiness; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$163.9	$107.0	53%
Operating profit (loss)	$6.1	$(27.8)	NM
Operating profit margin	3.7%	-26.0%
Tons sugar produced	171,800	126,800	35%
Tons sugar sold	176,700	124,000	43%

Agribusiness revenue increased $56.9 million in 2010 compared with 2009. The increase was primarily due to $62.8 million in higher bulk raw sugar revenue that was the result of higher sugar prices and higher sales volume, as well as $3.3 million in higher coffee revenues related to higher volume and prices. These increases were partially offset by a $7.1 million reduction in specialty sugar revenue due to lower sales volume.

Operating profit was $6.1 million in 2010 compared with an operating loss of $27.8 million in 2009. The improvement in operating profit was primarily due to a $33.4 million improvement in raw sugar margins. The improvement in raw sugar margins is principally the result of higher sugar prices and an increase in the volume of sugar production over which costs are allocated, resulting in lower per unit costs. Operating profit also benefited from a $7.9 million increase in specialty sugar margins, due primarily to lower per unit production costs previously described. The increase in operating profit was partially offset by a $3.0 million reduction in coffee results, principally due to a $1.9 million lower of cost or market adjustment to coffee inventory in the first quarter of 2010, as well as a $2.8 million reduction in molasses margins due principally to higher delivery costs and lower sales volume.

Sugar production in 2010 was 35 percent higher than in 2009 due principally to higher average yields per acre. The higher yields in 2010 were principally the result of improved growing conditions and factory enhancements. The average revenue per ton of sugar for 2010 was $575 or 63 percent higher than the average revenue per ton of $352 in 2009.

Agribusiness; 2009 compared with 2008

(dollars in millions)	2009	2008	Change
Revenue	$107.0	$124.3	-14%
Operating profit (loss)	$(27.8)	$(12.9)	-2	X
Tons sugar produced	126,800	145,200	-13%

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

Sugar production in 2009 was 13 percent lower than in 2008 due to the ongoing effects of severe drought conditions in 2007-2008. Additionally, fewer acres were harvested in 2009 to allow growing cane to mature more fully before harvest. The average revenue per ton of sugar for 2009 was $352 or 1 percent lower than the average revenue per ton of $355 in 2008.

Of the Company’s 2009 sugar production, approximately 73 percent was sold to Hawaiian Sugar & Transportation Cooperative (“HS&TC”) under a marketing contract. The remainder was sold as specialty sugar. HS&TC sells its raw sugar to C&H Sugar Company, Inc. at a price equal to the New York No. 16 Contract settlement price, less a discount and less costs for sugar vessel discharge and stevedoring. This price, after deducting the marketing, operating, distribution, transportation and interest costs of HS&TC, reflects the gross revenue to the Company. In 2009, HS&TC entered into a new contract for the delivery and sale of raw sugar with C&H Sugar Company, Inc., which replaced the contract that was set to expire in December 2009. The new contract was executed in October 2009 and has 3-year term.

LIQUIDITY AND CAPITAL RESOURCES

           Overview: The Company has two revolving senior credit facilities with six commercial banks that provide for an aggregate commitment of $325 million, which consist of a $225 million facility and a $100 million facility for A&B and Matson, respectively. The A&B facility expires in December 2011 and the Matson facility expires in December 2012. As of December 31, 2010, the Company had approximately $198 million of available capacity under the facilities. Additionally, as of December 31, 2010, the Company had access to approximately $97 million of remaining capacity on a $400 million term facility, under which the ability to draw additional amounts under the facility expires in April 2012, and $63 million of remaining capacity on a facility that expires in June 2015. The Company is currently in compliance with all of its covenants under its debt agreements. As a result, the Company believes its ability to access cash under its facilities, as well as its ability to generate cash from operations, will be adequate to meet anticipated future cash requirements to fund working capital, capital expenditures, dividends, potential acquisitions, stock repurchases, and other cash needs for the foreseeable future. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

While Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2010, the amount of net assets of Matson that may not be transferred to the Company was approximately $292 million.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Cash flows from operating activities totaled $150 million for 2010, $115 million for 2009, and $275 million for 2008. The increase in 2010 over 2009 was due principally to higher Matson earnings and improved Agribusiness results, partially offset by a $16 million investment in two fully-entitled urban development sites on Oahu in the second quarter of 2010. The Company classifies expenditures for real estate development assets as cash flows from operating activities if the Company intends to develop and sell the real estate. The decrease in 2009 over 2008 was due principally to proceeds from the sale of 330 residential units and two commercial units at the Company’s Keola La’i condominium project in 2008 and lower Agribusiness and Matson earnings in 2009.

Cash flows used in investing activities were $150 million for 2010, $31 million for 2009, and $149 million for 2008. Of the 2010 amount, $95 million was for capital expenditures, including $71 million related to the purchase of transportation-related assets, principally containers, $17 million related to real estate investments, and $7 million related to routine replacements for agricultural operations. Other cash flows used in investing activities included $102 million for purchases of investments, principally related to additional investments in the Company’s Kukui`ula joint venture project. These cash outflows were partially offset by $34 million in cash proceeds received, primarily related to property sales, and $13 million related to distributions from joint ventures and other investments. The cash used in investing activities for 2010 excludes $148 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate held-for-sale are excluded from capital expenditures and are instead included in Cash Flows from Operating Activities because they are considered an operating activity of the Company.

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

In 2011, the Company expects that its required minimum capital expenditures will approximate the amount required in 2010, which is approximately $60 to $70 million a year. The Company’s total capital budget for 2011, however, is expected to be approximately $250 million, which is down from approximately $365 million in 2010, and includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the consolidated statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to the Company’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period). Approximately $63 million of the total projected capital budget relate to ongoing real estate development and maintenance capital, including the Company’s Maui Business Park II project, and approximately $65 million relate to currently unidentified real estate development opportunities and currently unidentified 1031 lease portfolio acquisitions. Additionally, approximately $100 million relate to Ocean Transportation capital, of which $45 million represent progress payments for the possible replacement of two-interisland barges that is currently under evaluation. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.

Cash flows used in financing activities for 2010 totaled $2 million, compared with $87 million and $124 million used in 2009 and 2008, respectively. The decrease in cash flows used in financing activities was principally due to a $43 million net increase in debt in 2010 (net of non-cash financing activities), compared to a net $34 million reduction of debt in 2009. The decrease in cash used in financing activities for 2009, relative to 2008, was principally due to 2008 share repurchases totaling approximately $59 million, partially offset by a net reduction in debt of $34 million in 2009 compared with a net decrease in debt of $16 million in 2008.

In December 2009, the Company’s board of directors authorized the repurchase of up to two million shares of its common stock in the open market, in privately-negotiated transactions or by other means. The authorization expires on December 31, 2011. In 2010 and 2009, the Company did not repurchase shares of its common stock. In 2008, A&B purchased 1,476,449 shares of its common stock on the open market at an average price of $40.33, a portion of which was purchased under a previous share authorization that expired December 31, 2009.

Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, sugar and coffee inventories that totaled approximately $195 million at December 31, 2010, a decrease of $20 million from December 31, 2009. This net decrease was due primarily to $11 million in lower sugar and coffee inventories, $7 million in lower account receivables balances, and $2 million in lower cash balances.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $522 million at the end of 2010 compared with $471 million at the end of 2009. As of December 31, 2010, available borrowings under these facilities, which are more fully described below, totaled $358 million.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in April 2012. At December 31, 2010, approximately $97 million was available under the facility.

The Company has two revolving senior credit facilities with six commercial banks that provide for an aggregate commitment of $325 million, which consist of a $225 million facility and a $100 million facility for A&B and Matson, respectively. The A&B facility expires in December 2011. On December 20, 2010, the maturity date of the Matson facility was extended to December 28, 2012. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. At December 31, 2010, $108 million was outstanding, $19 million in letters of credit had been issued against the facilities, and $198 million remained available for borrowing.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. which provides for a 10-year commitment beginning in June 2005. The maximum amount that can be outstanding under the facility declines in eight annual commitment reductions of $10.5 million each, commencing on the second anniversary of the closing date. The incremental cost to borrow under the facility is 0.27 percent above LIBOR. As of December 31, 2010, no amount was outstanding under the facility and approximately $63 million remained available.

 The Company’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders’ equity and maximum debt to EBITDA ratios. At December 31, 2010, the Company was in compliance with all such covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

The Company’s and Matson’s credit ratings from Standard and Poor’s (“S&P”) were both BBB+ with a negative outlook, as indicated in an S&P research update issued January 19, 2011. Factors that can impact the Company’s and Matson’s credit ratings include changes in operating performance, the economic environment, conditions in industries in which the Company has operations, and the Company’s and Matson’s financial position. If a credit downgrade were to occur, it could adversely impact, among other things, future borrowing costs and access to capital markets.

Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company expects its debt will increase modestly as it pursues opportunistic investments.

Tax-Deferred Real Estate Transactions:  Sales – During 2010, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $121 million and were generated primarily from the sales of Ontario Distribution Center, Mililani Shopping Center, Valley Freeway Corporate Park, Kele Shopping Center, and several non-core land parcels. During 2009, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $116 million. The proceeds were generated primarily from the sales of Southbank II, Pacific Guardian Tower, the Village at Indian Wells, Hawaii Business Park, and San Jose Avenue Warehouse.

Purchases – During 2010, the Company utilized $152 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2010 included the purchase of Rancho Temecula Town Center, Little Cottonwood Center, Meadows on the Parkway, Komohana Industrial Park, and Lanihau Marketplace. During 2009, the Company utilized $102 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2009 included the purchase of Activity Distribution Center, Waipio Industrial Court, Northpoint Properties, Waipio Shopping Center, and the Firestone Boulevard Building.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2010, approximately $1 million of proceeds from tax-deferred sales had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code. In 2010, due to the difficulty in locating attractive replacement investment properties that meet the Company’s underwriting criteria, approximately $32 million of tax-deferred proceeds expired, of which $24 million related to proceeds from 2010 sales and $8 million related to proceeds from 2009 sales.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:   At December 31, 2010, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations (including current portion)	(a)	$522	$136	$85	$99	$202
Estimated interest on debt	(b)	131	24	40	29	38
Purchase obligations	(c)	14	14	--	--	--
Post-retirement obligations	(d)	45	4	8	9	24
Non-qualified benefit obligations	(e)	20	3	3	3	11
Operating lease obligations	(f)	118	29	42	24	23
Total		$850	$210	$178	$164	$298

(a)
Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 7 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2011.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2010 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $24 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2016 through 2020. Post-retirement obligations are described further in Note 10 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s four non-qualified plans. The $11 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2016 through 2020. Additional information about the Company’s non-qualified plans is included in Note 10 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in Note 8 to the Consolidated Financial Statements.

The Company has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. At December 31, 2010, the Company’s uncertain tax position liabilities totaled approximately $7 million.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 13 to the Consolidated Financial Statements of Item 8 in this Form 10-K

BUSINESS OUTLOOK

The following discussion provides the Company’s outlook for 2011. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17-25 of this Form 10-K.

The Company’s 2011 outlook assumes a slow and steady recovery of the U.S. economy and real estate markets, and modest growth in Hawaii from a continued recovery of the visitor industry, higher employment levels, and a moderate improvement in construction activity.

Based on these forecasts, and other factors described below, the Company expects improved financial performance in 2011 compared to 2010, although earnings are expected to be significantly weighted to the third and fourth quarters due to the anticipated timing of real estate sales and the timing of Matson’s new China to Long Beach (CLX2) service’s transition to profitability. The outlook for each of the Company’s business segments follows.

Ocean Transportation:  The Company expects that the China trade will be the primary driver of Ocean Transportation performance improvement in 2011 as its CLX2 service transitions from startup losses to modest profitability for the full year 2011, partially offset by a year-over-year decline in CLX1 volumes from the very high levels in 2010. Transpacific volume increases are also expected to result in higher lifts at the six marine terminals operated by SSAT, which will add to Ocean Transportation results. Moderate increases in Hawaii volumes are anticipated, consistent with projected growth in the Hawaii economy. Guam volumes are expected to improve late in 2011 due to the anticipated timing of the U.S. military’s preparation for the movement of troops to Guam from Okinawa. However, the forecast for Ocean Transportation is largely dependent on the strength of China volumes and rates and, to a lesser extent, on fuel costs, all of which have proven to be volatile in recent years.

Logistics Services:  For 2011, the Company expects continued volume improvements in International Intermodal and modest growth in warehousing and distribution, which is expected to result in modest year-over-year improvement.

Real Estate Leasing:  The Company anticipates some softening in Hawaii occupancy and rents as Hawaii’s real estate market generally lags the U.S. mainland recovery. Additionally, depreciation expense is expected to increase due to recent acquisitions. However, the Company expects stability in renewal rents and occupancy in its Mainland properties, and therefore, overall, the Company expects modest improvement in Leasing results compared to 2010.

Real Estate Development and Sales:  Real Estate Sales, which include improved commercial property sales, non-core land sales, and sales of property developed by the Company, are opportunistic by nature and, therefore, difficult to predict. In 2011, the Company expects to focus on land sales which are expected to occur later in 2011. Based on current expectations, modest improvement in development sales are anticipated in 2011.

Agribusiness:  The Agribusiness segment is expected to remain profitable in 2011 based on sugar prices that have been locked in for approximately three-quarters of the expected crop and the forecasted increase in sugar production levels.

OTHER MATTERS

           Management Changes:  The following management changes occurred during 2010 and through February 15, 2011.

Effective January 1, 2010, Stanley M. Kuriyama, A&B president, succeeded W. Allen Doane, who also served as chairman of the board, as chief executive officer.  Mr. Kuriyama was also named to serve on the A&B board of directors, effective January 1, 2010. Mr. Doane has continued to serve A&B as a director. Walter A. Dods, Jr., who had served as lead independent director since 2006, became chairman of the A&B board, also effective January 1, 2010.

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

The Company’s fixed rate debt consists of $414 million in principal term notes. The Company’s variable rate debt consists of $108 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes A&B’s debt obligations at December 31, 2010, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2010 (dollars in millions)
								Fair Value at
								December 31,
	2011	2012	2013	2014	2015	Thereafter	Total	2010
Fixed rate	$28	$40	$45	$54	$45	$202	$414	$438
Average interest rate	5.72%	5.75%	5.78%	5.80%	5.85%	5.62%	5.75%
Variable rate	$108	$--	$--	$--	$--	$--	$108	$108
Average interest rate*	0.64%	--	--	--	--	--	0.64%

* Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2010. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2010, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. Through its Capital Construction Fund, the Company may, from time to time, invest in mortgage-backed securities. At December 31, 2010 and 2009, these investments were not material.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 57 of this Form 10-K.

/s/ Stanley M. Kuriyama	/s/ Christopher J. Benjamin
Stanley M. Kuriyama	Christopher J. Benjamin
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
February 25, 2011	February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  We also have audited the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 25, 2011

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2010	2009	2008
Operating Revenue:
Ocean transportation	$1,040	$887	$1,021
Logistics services	355	321	436
Real estate leasing	85	76	70
Real estate sales	14	16	225
Agribusiness	152	97	119
Total operating revenue	1,646	1,397	1,871
Operating Costs and Expenses:
Cost of ocean transportation services	853	740	825
Cost of logistics services	314	280	381
Cost of real estate sales and leasing	62	56	225
Cost of agribusiness goods and services	150	130	133
Selling, general and administrative	158	154	163
Total operating costs and expenses	1,537	1,360	1,727
Operating Income	109	37	144
Other Income and (Expense):
Gain on insurance settlement and other	6	--	8
Crop disaster relief payment	5	--	--
Gain on consolidation of HS&TC (Note 3)	--	5	--
Equity in income of real estate affiliates	2	--	9
Impairment loss on investment	(1)	(2)	(2)
Interest income	2	--	1
Interest expense	(26)	(25)	(24)
Income From Continuing Operations Before Income Taxes	97	15	136
Income taxes	38	6	50
Income From Continuing Operations	59	9	86
Income from discontinued operations, net of income taxes (Note 2)	33	35	46
Net Income	$92	$44	$132

Basic Earnings per Share of Common Stock:
Continuing operations	$1.43	$0.22	$2.09
Discontinued operations	0.80	0.86	1.12
Net income	$2.23	$1.08	$3.21
Diluted Earnings per Share of Common Stock:
Continuing operations	$1.42	$0.22	$2.08
Discontinued operations	0.80	0.86	1.11
Net income	$2.22	$1.08	$3.19

Weighted Average Number of Shares Outstanding:
Basic	41.2	41.0	41.2
Diluted	41.5	41.1	41.5

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income	$92	$44	$132
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	107	105	101
Deferred income taxes	5	1	19
Gains on disposal of assets, net of impairment losses	(51)	(51)	(91)
Gain from receipt of insurance proceeds	(1)	--	(8)
Gain on consolidation of HS&TC	--	(5)	--
Share-based expense	8	9	11
Equity in income of affiliates, net of distributions	(8)	(1)	11
Changes in operating assets and liabilities:
Accounts and notes receivable	8	(16)	24
Inventories	6	(6)	(6)
Prepaid expenses and other assets	(18)	(5)	3
Deferred dry-docking costs	9	10	(9)
Liability for employee benefit plans	15	--	(3)
Accounts and income taxes payable	9	20	(37)
Other liabilities	(15)	11	(17)
Real estate developments held for sale:
Real estate inventory sales	6	5	184
Expenditures for real estate inventory	(22)	(6)	(39)
Net cash provided by operations	150	115	275
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(95)	(31)	(109)
Proceeds from disposal of income-producing property, investments and other assets	34	32	19
Proceeds from insurance settlement	--	--	8
Deposits into Capital Construction Fund	(4)	(4)	(7)
Withdrawals from Capital Construction Fund	4	4	8
Acquisition of businesses, net of cash acquired	--	10	(27)
Payments for purchases of investments	(102)	(48)	(60)
Proceeds from investments	13	6	19
Net cash used in investing activities	(150)	(31)	(149)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	245	241	127
Payments of debt and deferred financing costs	(198)	(288)	(138)
Proceeds from (payments on) line-of-credit agreement, net	(4)	13	(5)
Repurchases of capital stock	--	--	(59)
Proceeds from issuance of capital stock and other	7	(1)	2
Dividends paid	(52)	(52)	(51)
Net cash used in financing activities	(2)	(87)	(124)
Cash and Cash Equivalents:
Net increase (decrease) for the year	(2)	(3)	2
Balance, beginning of year	16	19	17
Balance, end of year	$14	$16	$19
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(25)	$(24)	$(25)
Income taxes paid	$(46)	$(38)	$(63)
Non-cash Activities:
Debt assumed in real estate purchase	$8	$--	$11
Real estate received in settlement of a mortgage note	$8	$--	$--
Tax-deferred property sales	$120	$109	$112
Tax-deferred property purchases	$(148)	$(95)	$(46)

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$14	$16
Accounts and notes receivable, less allowances of $8 for 2010 and $10 for 2009	165	172
Inventories	35	43
Real estate held for sale	8	36
Deferred income taxes	8	6
Section 1031 exchange proceeds	1	1
Prepaid expenses and other assets	33	33
Total current assets	264	307
Investments in Affiliates	329	242
Real Estate Developments	122	88
Property – net	1,651	1,536
Employee Benefit Plan Assets	3	3
Other Assets	126	204
Total	$2,495	$2,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$136	$65
Accounts payable	137	132
Payroll and vacation benefits	20	18
Uninsured claims	10	9
Accrued and other liabilities	50	73
Total current liabilities	353	297
Long-term Liabilities
Long-term debt	386	406
Deferred income taxes	431	428
Employee benefit plans	135	116
Uninsured claims and other liabilities	54	48
Total long-term liabilities	1,006	998
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Capital stock – common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 41.3 million shares in 2010 and 41.0 million shares in 2009	34	33
Additional capital	223	210
Accumulated other comprehensive loss	(82)	(81)
Retained earnings	972	934
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,136	1,085
Total	$2,495	$2,380

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2010
(In millions, except per-share amounts)

						Accumulated
	Capital Stock					Other
	Issued		In Treasury			Compre-
		Stated			Additional	hensive	Retained
	Shares	Value	Shares	Cost	Capital	Loss	Earnings	Total

Balance, December 31, 2007	46.0	34	3.6	(11)	200	(4)	911	1,130
Net income	—	—	—	—	—	—	132	132
Other comprehensive income, net of tax:
Defined benefit plans:
Net loss/prior service cost	—	—	—	—	—	(93)	—	(93)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	1	—	1
Total comprehensive income								40
Shares repurchased	(1.4)	(1)	—	—	(8)	—	(50)	(59)
Shares issued	—	—	—	—	1	—	—	1
Share-based compensation	—	—	—	—	11	—	—	11
Dividends ($1.23 per share)	—	—	—	—	—	—	(51)	(51)
Balance, December 31, 2008	44.6	33	3.6	(11)	204	(96)	942	1,072
Net income	—	—	—	—	—	—	44	44
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	7	—	7
Less: Amortization of net loss/prior service cost	—	—	—	—	—	8	—	8
Total comprehensive income								59
Excess tax benefit and share withholding	—	—	—	—	(3)	—	—	(3)
Share-based compensation	—	—	—	—	9	—	—	9
Dividends ($1.26 per share)	—	—	—	—	—	—	(52)	(52)
Balance, December 31, 2009	44.6	$33	3.6	$(11)	$210	$(81)	$934	$1,085

Net income	—	—	—	—	—	—	92	92
Other comprehensive income, net of tax:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	(13)	—	(13)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	12	—	12
Total comprehensive income								91
Excess tax benefit and share withholding	—	—	—	—	(1)	—	(2)	(3)
Shares issued	0.3	1	—	—	6	—	—	7
Share-based compensation	—	—	—	—	8	—	—	8
Dividends ($1.26 per share)	—	—	—	—	—	—	(52)	(52)
Balance, December 31, 2010	44.9	$34	3.6	$(11)	$223	$(82)	$972	$1,136

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

Real Estate: The Real Estate Industry consists of two segments, both of which have operations in Hawaii and on the U.S. Mainland. The Real Estate Sales segment generates its revenues through the development and sale of land and commercial and residential properties. The Real Estate Leasing segment owns, operates and manages retail, office and industrial properties. Real estate activities are conducted through A&B Properties, Inc. and various other subsidiaries and affiliates of A&B.

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

In December 2010, the Company entered into an agreement to lease land and sell certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The assets will be sold at book value, or an approximate price of $15 million. The transaction, which is not expected to result in a gain or loss, is subject to certain material contingencies and, assuming the satisfaction of those conditions, is expected to close in the first quarter of 2011. The assets to be purchased by MZB include machinery, furniture, fixtures, equipment, materials and supply inventory, and coffee inventory. The Company will retain ownership of the land, buildings, power generation, and power distribution assets.

Principles of Consolidation:  The consolidated financial statements include the accounts of Alexander & Baldwin, Inc. and all wholly-owned and controlled subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.

Fiscal Year: The fiscal year end for the Company’s Real Estate and Agribusiness Industry segments is December 31. The fiscal year end for the Company’s Transportation Industry segments occurs on the last Friday in December, except for the warehousing services business, whose fiscal year closes on December 31. There were 53 weeks included in the Transportation Industry segments’ 2010 fiscal year and 52 weeks in 2009.

Risks and Uncertainties: Factors that could adversely impact the Company’s operations or financial results include, but are not limited to, the following: unfavorable economic conditions in the U.S., Guam, or Asian markets that result in a further decrease in consumer confidence or market demand for, or prices of, the Company’s services and products; increased competition; replacement of the Company’s significant operating agreements; reduction in credit availability; downgrade in the Company’s credit rating that affects its ability to secure adequate financing or increase the cost of financing; failure to comply with restrictive financial covenants in the Company’s credit facilities; insolvency of the Company’s insurance carriers; insolvency or failure of joint venture partner to perform; loss or insolvency of significant agents, customers, or vendors; unfavorable political conditions in domestic or international markets; strikes or work stoppages; increased cost of energy, commodities, or labor; noncompliance with or changes in laws and regulations relating to the Company’s business, including environmental laws or climate change legislation or regulation; unfavorable litigation or legal proceedings or government inquiries or investigations; adverse weather conditions; changes in the legal and regulatory environment; changes in accounting and taxation standards, including an increase in tax rates; an inability to achieve the Company’s overall long-term goals; an inability to protect the Company’s information systems; future impairment charges; increased pension costs; inadequate internal controls; material warranty and construction defect claims; and global or regional catastrophic events.

Use of Estimates: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Significant estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) legal contingencies, (iii) allowance for doubtful accounts, (iv) revenue recognition for long-term real estate developments, (v) self-insured liabilities, (vi) goodwill and intangible assets, (vii) pension and postretirement estimates, (viii) sugar production, and (ix) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a weighted-average maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $14 million and $22 million at December 31, 2010 and 2009, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s fixed-rate long-term debt at December 31, 2010 was $414 million and $438 million, respectively and $471 million and $475 million at December 31, 2009, respectively.

Allowance for Doubtful Accounts:  Allowances for doubtful accounts are established by management based on estimates of collectibility. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2010 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2010	$10	--	$(2)	$8
2009	$8	$3	$(1)	$10
2008	$12	$1	$(5)	$8

Inventories:  Sugar and coffee inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.  Inventories at December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Sugar and coffee inventories	$16	$28
Materials and supplies inventories	19	15
Total	$35	$43

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

Property:  Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Costs of developing coffee orchards are capitalized during the development period and depreciated over the estimated productive lives. Upon acquiring commercial real estate that is deemed a business, the Company records land, buildings, leases above and below market, and other intangible assets based on their fair values. Due diligence costs are expensed as incurred.

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

Capitalized Interest:  Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $26 million in 2010, $26 million in 2009, and $25 million in 2008. Capitalized interest in 2010, 2009 and 2008 was not material.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment; however, no impairment charges were recorded in 2010, 2009, and 2008 as a result of this process. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is considered other-than-temporary. In evaluating the fair value of an investment, the Company reviews probability-weighted discounted projected cash flows associated with the investment and other relevant information. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.

Significant estimates and considerable judgments are involved in determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary. These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. These impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates of the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if the current market conditions deteriorate significantly or a joint venture’s plans change materially, additional impairment charges may be required in future periods, and those charges could be material.

In 2010, the Company evaluated certain investments for impairment. As a result of this process, the Company recorded an impairment loss of approximately $1.9 million related to its Santa Barbara Ranch joint venture investment. Continued weakness in the real estate sector or difficulty in obtaining or renewing project-level financing may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Goodwill and Intangible Assets:  Goodwill and intangibles are recorded on the consolidated balance sheets as other non-current assets. Recorded goodwill is related to the acquisition of logistic service entities and related earnout obligations (see Note 3). Recorded intangible assets are related to logistic service entity acquisitions as well as the acquisition of commercial properties. The Company reviews goodwill for potential impairment on an annual basis, or more frequently if indications of impairment exist. Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances would indicate the carrying amount of the intangible assets may not be recoverable. There were no impairments of goodwill or intangible assets in 2010, 2009, or 2008.

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows (in millions):
Goodwill

Balance, December 31, 2008	$26
Additions	1
Balance, December 31, 2009	27
Additions	--
Balance, December 31, 2010	$27

Intangible assets for the years ended December 31 included the following (in millions):

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$12	$(5)	$12	$(4)
In-place leases	15	(7)	11	(4)
Other	11	(5)	8	(4)
Total assets	$38	$(17)	$31	$(12)

Aggregate intangible asset amortization was $5 million, $4 million, and $3 million for 2010, 2009, and 2008, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization

2011	$5
2012	3
2013	3
2014	2
2015	2

1031 Exchange Proceeds: As of December 31, 2010 and 2009, the Company had $1 million and $61 million, respectively, of proceeds related to qualifying 1031 tax-deferred sales. The $1 million of proceeds as of December 31, 2010 were classified as current assets since the proceeds expire in 2011. The $61 million of proceeds as of December 31, 2009 were classified as non-current assets on the consolidated balance sheets.

Revenue Recognition: The Company has a wide variety of revenue sources, including, shipping revenue, logistics services revenue, property sales, rental income, and sales of raw sugar, molasses and coffee. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Real Estate Sales Revenue Recognition:   Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances, if any, is reasonably assured. For certain development projects that have material continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

Real Estate Leasing Revenue Recognition:  Real estate leasing revenue is recognized on a straight-line basis over the terms of the related leases, including periods for which no rent is due (typically referred to as “rent holidays”). Differences between revenues recognized and amounts due under respective lease agreements are recorded as increases or decreases, as applicable, to deferred rent receivable. Also included in rental revenue are certain tenant reimbursements and percentage rents determined in accordance with the terms of the leases. Income arising from tenant rents that are contingent upon the sales of the tenant exceeding a defined threshold are recognized only after the contingency has been resolved (e.g., sales thresholds have been achieved).

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

Discontinued Operations: The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material. Certain assets that are “held-for-sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation ceases on assets reclassified as “held-for-sale.” Sales of land not under lease and residential houses and lots are generally considered inventory and are not included in discontinued operations.

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

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 12.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 1.6 million, 1.8 million, and 1.1 million shares of common stock for 2010, 2009, and 2008, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.
The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	2010	2009	2008

Denominator for basic EPS: weighted average shares outstanding	41.2	41.0	41.2
Effect of dilutive securities:
Outstanding stock options and non-vested stock units	0.3	0.1	0.3
Denominator for diluted EPS: weighted average shares outstanding	41.5	41.1	41.5

On January 26, 2011, the Company granted to employees, non-qualified stock options exercisable into 285,569 shares of common stock at $40.63 per share, 62,697 shares of time-based restricted stock units, and 83,594 shares of performance-based restricted stock units. The time-based restricted stock units vests ratably over three years and the performance-based restricted stock units vests ratably over three years, provided that the one-year performance objectives are achieved.

Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the consolidated statements of income or consolidated balance sheets.

The Company has not recorded a valuation allowance for its deferred tax assets. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.

Restricted Net Assets of Subsidiaries: Matson is subject to restrictions on the transfer of net assets under certain debt agreements. These restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2010, the amount of net assets of Matson that may not be transferred to the Company was approximately $292 million.

Derivative Financial Instruments:  The Company periodically uses derivative financial instruments such as interest rate and foreign currency hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate or currency agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2010 and 2009, there were no material derivative instruments held by the Company.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions. Accumulated other comprehensive loss principally includes amortization of deferred pension/postretirement costs. The components of accumulated other comprehensive loss, net of taxes, were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Unrealized components of benefit plans:
Pension plans	$(73)	$(73)	$(90)
Postretirement plans	(4)	--	1
Non-qualified benefit plans	(4)	(6)	(5)
SSAT pension plan and other	(1)	(2)	(2)
Accumulated other comprehensive loss	$(82)	$(81)	$(96)

Environmental Costs:  Environmental exposures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be reasonably estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held–for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2010 or 2009.

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

Impact of Recently Issued Accounting Standards:  In October 2009, the FASB issued guidance on revenue arrangements with multiple deliverables effective for the Company’s 2011 fiscal year. The guidance revises the criteria for separating, measuring, and allocating arrangement consideration to each deliverable in a multiple element arrangement. The guidance requires companies to allocate revenue using the relative selling price of each deliverable, which must be estimated if there is no history of selling the deliverable on a stand-alone basis nor third-party evidence of selling price. The adoption of this standard is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance to revise the approach to determine when a variable interest entity (“VIE”) should be consolidated. The new consolidation model for VIEs considers whether the Company has the power to direct the activities that most significantly impact the VIE’s economic performance and shares in the significant risks and rewards of the entity. The guidance on VIEs requires companies to continually reassess VIEs to determine if consolidation is appropriate and provide additional disclosures. The guidance was effective for the Company in 2010. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.           DISCONTINUED OPERATIONS

During 2010, the sales of a retail center on Oahu, a three-building industrial park in Ontario, California, an industrial warehouse property in Kent, Washington, a retail center on Maui, and various leased-fee parcels have been classified as discontinued operations. Additionally, a retail property on Maui that was held for sale at year-end was classified as discontinued operations.

During 2009, the sales of an office/retail property on Oahu, a retail shopping center in California, an office building in Arizona, an industrial property on Oahu, an industrial property in California, and various parcels on Maui have been classified as discontinued operations. Additionally, a retail property on Oahu was classified as discontinued operations (the Company sold the property in January 2010).

During 2008, the sales of two retail properties on the mainland, one mainland office property, a multi-tenant residential rental property, three commercial properties on Maui, land previously leased to a telecommunications tenant on Maui, several commercial leased fee parcels on Maui, and various land parcels on Maui have been classified as discontinued operations.

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2010, 2009, and 2008 were as follows (in millions, except per share amounts):

	2010	2009	2008

Sales Revenue	$117	$110	$125
Leasing Revenue	$5	$22	$35
Sales Operating Profit	$49	$44	$55
Leasing Operating Profit	$3	$13	$20
Income Tax Expense	$19	$22	$29
Income from Discontinued Operations	$33	$35	$46
Basic Earnings Per Share	$0.80	$0.86	$1.12
Diluted Earnings Per Share	$0.80	$0.86	$1.11

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

Under the terms of a supply contract between HS&TC and C&H Sugar Company, Inc. (“C&H”), C&H is obligated to purchase, and HS&TC is obligated to sell, all of the raw sugar delivered to HS&TC by the Hawaii sugar growers, at prices determined by the quoted domestic sugar market. Revenue from raw sugar and molasses sold to HS&TC, prior to December 1, 2009, was $38 million during 2009 and $45 million during 2008.

4.           INVESTMENTS IN AFFILIATES

At December 31, 2010 and 2009, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Consolidated retained earnings at December 31, 2010 that represent undistributed earnings of investments in affiliates was approximately $38 million. Dividends and distributions from unconsolidated affiliates totaled $8 million for each of the years ended December 31, 2010 and 2009, and $30 million for the year ended December 31, 2008.

The Company’s investments in affiliates are summarized, by industry, as follows (in millions):

	2010	2009
Investment in Unconsolidated Affiliated Companies:
Real Estate and Other	$276	$195
Transportation	53	47
Total Investments	$329	$242

Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments by industry at December 31 is as follows (in millions):

	2010		2009

	Real Estate	Transportation	Real Estate	Transportation

Current assets	$42	$88	$48	$60
Noncurrent assets	623	111	554	118
Total assets	$665	$199	$602	$178

Current liabilities	$15	$39	$97	$29
Noncurrent liabilities	164	22	111	26
Total liabilities	$179	$61	$208	$55

	Year Ended December 31,
	2010	2009	2008
Real Estate:
Operating revenue	$30	$14	$73
Operating costs and expenses	23	9	47
Operating income	$7	$5	$26
Income from continuing operations	$7	$1	$22
Net income	$7	$1	$22

Transportation:
Operating revenue	$568	$476	$505
Operating costs and expenses	548	470	502
Operating income	$20	$6	$3
Income from continuing operations*	$36	$20	$13
Net income	$36	$20	$13

* Includes earnings from equity method investments held by the investee.

           Real Estate: In April 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for approximately 1,000 to 1,200 high-end residential units. The capital contributed by A&B to the joint venture, including the value of land initially contributed, was $225 million as of December 31, 2010. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Net income of the joint venture is allocated to the members using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period.

The Company also had investments in various other joint ventures that operate or develop real estate. The Company has the ability to exercise significant influence over the operating and financial policies of these joint ventures and, accordingly, accounts for its investments in these real estate ventures using the equity method of accounting.

           Transportation:  Matson owns a 35-percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC (“SSAT”), which provides stevedoring and terminal services at five terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The cost of ocean transportation services included approximately $157 million, $135 million, and $145 million for 2010, 2009, and 2008, respectively, paid to this unconsolidated affiliate for terminal services.

The Company’s equity in earnings of its unconsolidated transportation affiliate of $13 million, $6 million, and $5 million for 2010, 2009, and 2008, respectively, were included on the consolidated statements of income with the cost of ocean transportation services because the affiliate is integrally related to the Company’s Ocean Transportation segment, providing all terminal services to Matson on the U.S. West Coast.

5.           PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	2010	2009

Vessels	$1,220	$1,216
Machinery and equipment	661	609
Buildings	557	507
Land	236	165
Water, power and sewer systems	119	119
Other property improvements	108	99
Total	2,901	2,715
Less accumulated depreciation and amortization	(1,250)	(1,179)
Property – net	$1,651	$1,536

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

Under the terms of the CCF agreement, Matson may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF. At December 31, 2010 and 2009, Matson accrued a $4.4 million withdrawal from the CCF and a $4.4 million deposit to the CCF, resulting in a zero net balance in the consolidated balance sheets.

7.           NOTES PAYABLE AND LONG-TERM DEBT

           At December 31, 2010 and 2009, notes payable and long-term debt consisted of the following (in millions):

	2010	2009

Revolving Credit loans, (0.64% for 2010 and 0.68% for 2009)	$108	$34
Title XI Bonds:
5.27%, payable through 2029	42	44
5.34%, payable through 2028	40	42
Term Loans:
6.90%, payable through 2020	100	100
4.79%, payable through 2020	66	73
5.55%, payable through 2017	50	50
5.53%, payable through 2016	50	50
5.56%, payable through 2016	25	25
4.10%, payable through 2012	12	25
6.20%, payable through 2013	11	11
6.38%, payable through 2017	8	8
5.50%, payable through 2014	6	--
5.88%, payable through 2014	3	3
0.00%, payable through 2012	1	--
7.42%, payable through 2010	--	3
4.31%, payable through 2010	--	3
Total debt	522	471
Less current portion	(136)	(65)
Long-term debt	$386	$406

Long-term Debt Maturities: At December 31, 2010, debt maturities during the next five years and thereafter are $136 million in 2011, $40 million in 2012, $45 million in 2013, $54 million in 2014, $45 million in 2015 and $202 million thereafter.

Revolving Credit Facilities:  The Company has two revolving senior credit facilities with six commercial banks that provide for an aggregate commitment of $325 million, which consist of a $225 million facility and a $100 million facility for A&B and Matson, respectively. The A&B facility expires in December 2011 and the Matson facility expires in December 2012. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. At December 31, 2010, $108 million was outstanding, $19 million in letters of credit had been issued against the facility, and $198 million remained available for borrowing.

On December 20, 2010, Matson and its lenders entered into an amendment to Matson’s $100 million revolver facility that extends the maturity date of the facility to December 28, 2012. Through December 28, 2011, all terms and conditions of the Matson Agreement remain unchanged. After December 28, 2011, interest rates on amounts drawn range from 1.25 percent to 2.00 percent plus LIBOR based on Matson’s current credit rating.

Matson has a $105 million secured reducing revolving credit agreement with DnB NOR Bank ASA and ING Bank N.V. that expires in June 2015. The maximum amount that can be outstanding on the facility declines in eight annual commitment reductions of $10.5 million each, commencing in June 2007. The incremental borrowing rate for the facility is 0.270 percent over LIBOR. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum net worth levels, minimum working capital levels, and maximum ratio of long-term debt to net worth. At December 31, 2010, no amount was outstanding and approximately $63 million remained available for borrowing.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the aggregate $325 million revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2010, approximately $97 million was available under the facility.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2010 totaled $358 million.

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

Vessel Secured Term Debt:  Matson has an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance for $120 million. Included in the agreement are Series A and Series B notes. Series A represents a $15 million note and Series B represents 15-year term notes totaling $105 million. Both series are secured by the MV Manulani. The Series A note was paid off in 2010. The Series B notes carry interest at 4.79 percent with $66 million currently outstanding.

Real Estate Secured Term Debt:  In October 2010, the Company assumed approximately $6 million of secured debt in connection with the purchase of Little Cottonwood Center, a retail center in Sandy, Utah. At December 31, 2010, the note had an outstanding amount of $6 million, carries interest at 5.5 percent and matures in November 2014.

In December 2008, A&B Properties, Inc. assumed approximately $13 million of secured debt, with a fair value of $11 million at the time of acquisition, under two notes in connection with the purchase of the Midstate 99 Distribution Center in Visalia, California. At December 31, 2010, the notes had outstanding amounts of $8 million and $3 million, mature in August 2017 and April 2014, and carry interest at 6.38 percent and 5.88 percent, respectively.

In June 2005, A&B Properties, Inc. assumed $11.4 million of secured debt in connection with the purchase of an office building in Phoenix, Arizona. This term loan, with an outstanding amount of $11 million at December 31, 2010, carries interest at 6.2 percent and matures in October 2013.

8.           LEASES – THE COMPANY AS LESSEE

Principal non-cancelable operating leases include land, office and terminal facilities, container ships, containers and equipment, leased for periods that expire through 2036. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $45 million, $30 million, and $31 million for 2010, 2009, and 2008, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis. Future minimum payments under non-cancelable operating leases as of December 31, 2010 were as follows (in millions):

Operating Leases

2011	$29
2012	25
2013	17
2014	14
2015	10
Thereafter	23
Total minimum lease payments	$118

In addition to the future minimum lease payments above, the Company has an operating lease for terminal facilities in Honolulu that includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were approximately $21 million in 2010, $16 million in 2009, and $16 million in 2008, and there were no minimum annual guarantee payments in any year.

9.           LEASES – THE COMPANY AS LESSOR

The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2010 and 2009 were as follows (in millions):

	2010	2009

Leased property - real estate	$820	$694
Less accumulated depreciation	(103)	(101)
Property under operating leases - net	$717	$593

Total rental income under these operating leases for each of the three years in the period ended December 31, 2010 was as follows (in millions):

	2010	2009	2008

Minimum rentals	$70	$78	$82
Contingent rentals (based on sales volume)	2	3	4
Total	$72	$81	$86

Future minimum rentals on non-cancelable leases at December 31, 2010 were as follows (in millions):

Operating Leases

2011	$66
2012	58
2013	47
2014	37
2015	27
Thereafter	97
Total	$332

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

The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that provides for attractive long-term growth with an acceptable level of risk, but also to provide sufficient liquidity to fund ongoing benefit payments. The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives. The Company’s weighted-average asset allocations at December 31, 2010 and 2009, and 2010 year-end target allocation, by asset category, were as follows:

Target	2010	2009

Domestic equity securities	60%	62%	61%
International equity securities	10%	11%	11%
Debt securities	15%	16%	15%
Real estate	15%	4%	8%
Other and cash	-	-	7%	5%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also includes an allocation to international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include private equity investments in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension returns (losses) were 15.3 percent, -3.5 percent, and 3.5 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.6 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers. Due to volatile market performance in recent years, the Company has reduced its long-term rate of return assumption from 8.5 percent in 2009 to 8.25 percent in 2010 and believes that the change is appropriate given the Company’s investment portfolio’s historical performance and the Company’s target asset allocation.

The Company’s pension plan assets are held in a master trust and stated at estimated fair value, which is based on the fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

FASB ASC Topic 820, Fair Value Measurements and Disclosures, as amended, establishes a fair value hierarchy, which requires the pension plans to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The hierarchy places the highest priority on unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurements) and assigns the lowest priority to unobservable inputs (level 3 measurements). The three levels of inputs within the hierarchy are defined as follows:

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

The fair values of the Company’s pension plan assets at December 31, 2010 and 2009, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$17	$17	$--	$--
Equity securities:
U.S. large-cap	136	136	--	--
U.S. mid- and small-cap	40	40	--	--
International large-cap	31	31	--	--
Fixed income securities:
U.S. Treasuries	1	--	1	--
Investment grade U.S. corporate bonds	3	--	3	--
High-yield U.S. corporate bonds	8	--	8	--
Mortgage-backed securities	33	--	33	--
Other types of investments:
Real estate partnerships interests	13	--	--	13
Private equity partnership interests (a)	2	--	--	2
Insurance contracts	1	--	--	1
Total	$285	$224	$45	$16

	Fair Value Measurements as of
	December 31, 2009
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$7	$7	$--	$--
Equity securities:
U.S. large-cap	121	121	--	--
U.S. mid- and small-cap	36	36	--	--
International large-cap	30	30	--	--
Fixed income securities:
U.S. Treasuries	1	--	1	--
Investment grade U.S. corporate bonds	2	--	2	--
High-yield U.S. corporate bonds	8	--	8	--
Mortgage-backed securities	28	--	28	--
Other types of investments:
Real estate partnerships interests	23	--	--	23
Private equity partnership interests (a)	3	--	--	3
Insurance contracts	1	--	--	1
Total	$260	$194	$39	$27

(a)	This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2010 and 2009 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Real Estate	Private Equity	Insurance	Total

Beginning balance, January 1, 2009	$38	$4	$1	$43
Actual return on plan assets:
Assets held at the reporting date	(13)	(1)	--	(14)
Assets sold during the period	--	--	--	--
Purchases, sales and settlements	(2)	--	--	(2)
Ending balance, December 31, 2009	23	3	1	27
Actual return on plan assets:
Assets held at the reporting date	3	--	--	3
Assets sold during the period	(1)	--	--	(1)
Purchases, sales and settlements	(12)	(1)	--	(13)
Ending balance, December 31, 2010	$13	$2	1	$16

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay. The Company did not make any contributions during 2009 or 2008 to its defined benefit pension plans. In 2010, the Company contributed approximately $6 million. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

Employees hired after January 1, 2008 participate in a cash balance defined benefit pension plan and earn retirement benefits based on a fixed percentage of their eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate. These employees are fully vested upon completion of three years of service.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2010 and 2009 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009

Change in Benefit Obligation
Benefit obligation at beginning of year	$322	$314	$54	$52
Service cost	8	8	1	1
Interest cost	19	19	3	3
Plan participants’ contributions	--	--	3	2
Actuarial (gain) loss	24	(3)	10	1
Benefits paid	(18)	(17)	(6)	(5)
Amendments	--	1	--	--
Benefit obligation at end of year	$355	$322	$65	$54
Change in Plan Assets
Fair value of plan assets at beginning of year	260	244	--	--
Actual return on plan assets	37	33	--	--
Employer contributions	6	--	--	--
Benefits paid	(18)	(17)	--	--
Fair value of plan assets at end of year	$285	$260	$--	$--

Funded Status and Recognized Liability	$(70)	$(62)	$(65)	$(54)

The accumulated benefit obligation for the Company’s qualified pension plans was $326 million and $297 million as of December 31, 2010 and 2009, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2010 and 2009 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2010	2009	2010	2009

Non-current assets	$3	$3	$--	$--
Current liabilities	--	--	(4)	(3)
Non-current liabilities	(73)	(65)	(61)	(51)
Total	$(70)	$(62)	$(65)	$(54)

Net loss (net of taxes)	$70	$70	$6	$--
Unrecognized prior service cost (net of taxes)	3	3	--	--
Total	$73	$73	$6	$--

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2010 and 2009 is shown below (in millions):

	2010	2009

Projected benefit obligation	$349	$269
Accumulated benefit obligation	$319	$248
Fair value of plan assets	$275	$208

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 is $1 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2011 is $8 million. The estimated net loss for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 is $2 million. The estimated prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2011 is negligible.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2010, 2009, and 2008, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic
Benefit Cost/(Income)
Service cost	$8	$8	$8	$1	$1	$1
Interest cost	19	19	18	3	3	3
Expected return on plan assets	(21)	(20)	(32)	--	--	--
Amortization of net (gain) loss	8	12	--	--	--	(1)
Amortization of prior service cost	1	1	1	--	--	--
Recognition of loss due to settlement	--	--	1	--	--	--
Net periodic benefit cost/(income)	15	20	(4)	4	4	3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	5	(10)	90	6	1	1
Amortization of unrecognized (loss) gain	(5)	(7)	--	(2)	--	1
Prior service cost	--	1	1	--	--	--
Amortization of prior service cost	(1)	(1)	--	--	--	--
Total recognized in other comprehensive income	(1)	(17)	91	4	1	2
Total recognized in net periodic benefit cost and
other comprehensive income	$14	$3	$87	$8	$5	$5

The weighted average assumptions used to determine benefit information during 2010, 2009, and 2008, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2010	2009	2008	2010	2009	2008
Weighted Average Assumptions:
Discount rate	5.75%	6.25%	6.25%	5.75%	6.25%	6.25%
Expected return on plan assets	8.25%	8.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Initial health care cost trend rate				10.00%	9.00%	9.00%
Ultimate rate				5.00%	5.00%	5.00%
Year ultimate rate is reached				2016	2014	201	3

As a result of a decline in the market value of the Company’s plan assets in 2008, the expected return on plan assets decreased in 2010 and 2009 and the amortization of net loss increased, resulting in a net periodic pension cost of $15 million for 2010 and $20 million for 2009.

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2010, 2009, and 2008 and the net periodic post-retirement benefit cost for 2010, 2009 and 2008, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2010	2009	2008	2010	2009	2008

Effect on total of service and interest cost components	$1	$--	$--	$--	$--	$--
Effect on post-retirement benefit obligation	$8	$5	$5	$(6)	$(4)	$(4)

Non-qualified Benefit Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The funded status, relating to these plans, totaled $19 million at December 31, 2010. A 4.5 percent discount rate was used to determine the 2010 obligation. The expense associated with the non-qualified plans was $9 million in 2010, $3 million in 2009, and $4 million in 2008. As of December 31, 2010, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $4 million, and the amount recognized as unrecognized prior service credit, net of tax, was negligible. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2011 is negligible.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2011	$19	$3	$4
2012	20	1	4
2013	20	2	4
2014	21	1	4
2015	21	2	5
2016-2020	122	11	24

Current liabilities of approximately $7 million, related to non-qualified plan and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2010.

Multiemployer Plans:  Matson participates in 11 multiemployer plans and has an estimated withdrawal obligation with respect to five of these plans that totals approximately $99 million. Matson does not currently have a withdrawal liability with respect to the other six plans. Management has no present intention of withdrawing from and does not anticipate termination of any of these plans. Total contributions to the multiemployer pension plans covering personnel in shoreside and seagoing bargaining units were $13 million in 2010, $12 million in 2009, and $13 million in 2008.

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

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 4% of eligible employee compensation. For 2010, the 401(k) matching contributions were suspended for all employees who are participants in the Company’s defined benefit plan. The Company’s matching contributions expensed under these plans totaled $1.4 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 percent to 3 percent, depending upon Company performance above the minimum threshold. In 2009, the profit sharing plan was suspended. The contribution expense for these plans totaled $1 million for the year ended December 31, 2008. There was no profit sharing contribution expense recorded in 2010 and 2009 for these plans.

11.           INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2010 consisted of the following (in millions):

	2010	2009	2008
Current:
Federal	$37	$25	$54
State and foreign	6	2	4
Current	43	27	58
Deferred	(5)	(21)	(8)
Total continuing operations tax expense	$38	$6	$50

Income tax expense for 2010, 2009, and 2008 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2010	2009	2008

Computed federal income tax expense	$34	$5	$48
State income taxes	4	4	3
Tax effect of HS&TC consolidation	--	(2)	--
Other—net	--	(1)	(1)
Income tax expense	$38	$6	$50

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2010	2009
Deferred tax assets:
Benefit plans	$77	$70
Insurance reserves	10	10
Capitalized development costs	14	3
Other	6	9
Total deferred tax assets	107	92

Deferred tax liabilities:
Basis differences for property and equipment	287	287
Tax-deferred gains on real estate transactions	216	197
Capital Construction Fund	3	3
Joint ventures and other investments	7	5
Other	17	22
Total deferred tax liabilities	530	514

Net deferred tax liability	$423	$422

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock and restricted stock units when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $0.6 million and ($1.3 million) for 2010 and 2009, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over (under) expense was reflected as an increase (decrease) to additional capital in the consolidated statements of shareholders’ equity.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2008	$10
Additions for tax positions of prior years	--
Reductions for tax positions of prior years	(1)
Reductions for lapse of statute of limitations	(3)
Balance at December 31, 2008	6
Additions for tax positions of prior years	--
Additions for tax positions of current year	3
Reductions for tax positions of prior years	--
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2009	8
Additions for tax positions of prior years	--
Additions for tax positions of current year	2
Reductions for tax positions of prior years	(1)
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2010	$8

Of the total unrecognized benefits, $8 million, at December 31, 2010 and 2009, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next 12 months.

            The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2010 the amounts of accrued interest and penalty were not material.

           The Company is no longer subject to U.S. federal income tax audits for years before 2007, except that the statute of limitations for tax year 2005 has not yet expired. The federal audit for 2005 is complete and the possibility of any adjustment to 2005 tax liability is remote. The Internal Revenue Service may audit the Company’s federal income tax returns for years subsequent to 2006. The Company is routinely involved in state and local income tax audits. Substantially all material income tax matters have been concluded for years through 2006.

12.           SHARE-BASED AWARDS

2007 Incentive Compensation Plan: The 2007 Incentive Compensation Plan (the “2007 Plan”) serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. As of December 31, 2010, 2,467,198 shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan. On January 28, 2010, the Board of Directors adopted an amended and restated 2007 Plan, which, among other things, authorized the issuance of an additional 2,200,000 shares of A&B stock under the 2007 Plan. Shareholders approved the amended 2007 Plan at the 2010 Annual Meeting of Shareholders.

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

The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model. The weighted average grant-date fair values of the options granted during 2010, 2009, and 2008 were $6.59,  $2.79, and $7.88, respectively, per option, using the range of assumptions provided in the table below:

	2010	2009	2008

Expected volatility	28.8%	24.8%	19.5%-19.8%
Expected term (in years)	5.8	5.8	5.8
Risk-free interest rate	2.7%	1.9%	3.1%-3.5%
Dividend yield	3.8%	5.4%	2.6%

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

The following table summarizes 2010 stock option activity for the Company’s plans (in thousands, except exercise price amounts):

					Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2010	958	1,291	196	2,445	$36.80
Granted	425	--	--	425	$33.01
Exercised	(20)	(225)	(6)	(251)	$26.75
Forfeited and expired	(31)	(11)	--	(42)	$40.38
Outstanding December 31, 2010	1,332	1,055	190	2,577	$37.10	5.5	$15,839

Vested or expected to vest	1,319	1,055	190	2,564	$37.10	5.5	$15,681
Exercisable December 31, 2010	453	1,055	190	1,698	$39.91	4.4	$7,542

The following table summarizes 2010 non-vested common stock and restricted stock unit activity (in thousands, except weighted-average, grant-date fair value amounts):

			Predecessor
	2007		Plans
	Plan	Weighted	Non-Vested	Weighted
	Restricted	Average	Common	Average
	Stock	Grant-Date	Stock	Grant-Date
	Units	Fair Value	Shares	Fair Value
January 1, 2010	427	$27.06	15	$48.19
Granted	187	$33.51	--	--
Vested	(93)	$32.28	(15)	$48.19
Forfeited	(191)	$23.76	--	--
Outstanding December 31, 2010	330	$31.15	--	--

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	2010	2009	2008
Share-based expense (net of estimated forfeitures):
Stock options	$2	$4	$3
Non-vested stock & restricted stock units	6	5	8
Total share-based expense	8	9	11
Total recognized tax benefit	(3)	(3)	(3)
Share-based expense (net of tax)	$5	$6	$8

Cash received upon option exercise	$7	$--	$2
Intrinsic value of options exercised	$2	$--	$1
Tax benefit realized upon option exercise	$1	$--	$1
Fair value of stock vested	$4	$3	$13

As of December 31, 2010, there was $2.2 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.5 years. As of December 31, 2010, unrecognized compensation cost related to non-vested stock and restricted stock units was $8.0 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.5 years.

13.           COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding capital lease commitments that are described in Note 8, included the following as of December 31, 2010 (in millions):

Standby letters of credit	(a)	$19
Bonds	(b)	$31
Benefit plan withdrawal obligations	(c)	$99

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities. Approximately $8 million of the letters of credit are required to allow the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. The balance includes approximately $11 million related to the Company’s real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Consists of approximately $17 million of construction bonds related to real estate projects in Hawaii, approximately $13 million in U.S. customs bonds, and approximately $1 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. The withdrawal liability aggregated approximately $99 million as of the most recent valuation date. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. The Company recorded liabilities at fair value for several indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. The recorded amount of the liabilities was not material at December 31, 2010 and 2009. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. As of December 31, 2010, the maximum potential amount of aggregate future payments under bonds outstanding was $15 million, computed as $52 million of bonds outstanding, less the value of work completed, which totaled approximately $37 million. The Company and its joint venture partners also entered into mutual indemnification agreements under which each partner agrees to indemnify the other partner for its share of the obligation under the bonds. Including amounts recoverable from the Company’s joint venture partners under the mutual indemnification agreements, the Company’s maximum potential amount of aggregate future payments under indemnities at December 31, 2010 was approximately $6 million.

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint venture renegotiated a $10 million loan that extended the maturity date of the loan to August 2011, with a one-year extension option. As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement was not material, and as of December 31, 2010, the Company had not paid any amounts under the guaranty.

Other than obligations described above, investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment. These investments are more fully described in Note 4.

Environmental Matters:  As with most transportation, industrial and land development companies of its size, the Company’s shipping, real estate, and agricultural businesses have certain risks that could result in expenditures for environmental remediation. It is the Company’s policy, as part of its due diligence process for all acquisitions, to use third-party environmental consultants to investigate the environmental risks and to require disclosure from land sellers of known environmental risks. Despite these precautions, there can be no assurance that the Company will avoid material liabilities relating to environmental matters affecting properties currently or previously owned by the Company. No estimate of such potential liabilities can be made although the Company may, from time to time, purchase property which requires modest environmental clean-up costs after appropriate due diligence. In such instances, the Company takes steps prior to acquisition to gain assurance as to the precise scope of work required and costs associated with removal, site restoration or monitoring, using detailed investigations by environmental consultants. The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site and accrued an obligation of approximately $2 million for the estimated remediation costs. The commencement of environmental cleanup is dependent upon studies to be approved by the Department of Health of the State of Hawaii, which has not occurred as of December 31, 2010.

Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system.  On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams.  A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party.  On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing.  On November 17, 2010, the petitioner filed an appeal of the Commission’s denial.

On June 25, 2004, two organizations filed with the Water Commission a petition to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order. On May 28, 2010, the plaintiffs filed a second amended complaint. On November 30, 2010, the judge dismissed the complaint with prejudice. On December 22, 2010, the plaintiffs filed an appeal to the Ninth Circuit Court of Appeals.  The Company and Matson will continue to vigorously defend themselves in this lawsuit.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this lawsuit if an amended complaint is filed.

In February 2011, the Environmental Protection Agency (“EPA”) issued nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations. The Company is currently evaluating the impact of the new standards, which require compliance by early 2014. Given the Company’s continuing evaluation of alternative operating models for its sugar business and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

The Company is subject to possible climate change legislation, regulation and international accords. Numerous bills related to climate change, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, have been introduced in the U.S. Congress. In addition, the EPA is in the process of adopting and implementing regulations limiting greenhouse gas emissions in lieu of Congressional action. If enacted, these regulations could impose significant additional costs on the Company, including increased energy costs, higher material prices, and costly mandatory vessel and equipment modifications. The Company is unable to predict, at this time, the outcome or financial impact, if any, of future climate change related legislation.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B’s results of operations or financial position.

14.           INDUSTRY SEGMENTS

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

The Real Estate Industry consists of two segments. The Real Estate Sales segment generates its revenues through the development and sale of land, commercial and residential properties. The Real Estate Leasing segment owns, operates, and manages retail, office, and industrial properties. When property that was previously leased is sold, the sales revenue and operating profit are included with the Real Estate Sales segment.

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

Industry segment information for 2010, 2009, and 2008 is summarized below (in millions):

For the Year	2010	2009	2008
Revenue:
Transportation:
Ocean transportation	$1,045.0	$888.6	$1,023.7
Logistics services	355.6	320.9	436.0
Real Estate:
Leasing	94.4	103.2	107.8
Sales	136.1	125.6	350.2
Less amounts reported in discontinued operations1	(122.5)	(132.4)	(160.3)
Agribusiness5	163.9	107.0	124.3
Reconciling Items 2	(26.3)	(16.3)	(10.7)
Total revenue	$1,646.2	$1,396.6	$1,871.0
Operating Profit:
Transportation:
Ocean transportation3	$99.4	$58.3	$105.8
Logistics services	7.2	6.7	18.5
Real Estate:
Leasing	35.3	43.2	47.8
Sales3	50.1	39.1	95.6
Less amounts reported in discontinued operations1	(51.9)	(57.0)	(74.6)
Agribusiness5	6.1	(27.8)	(12.9)
Total operating profit	146.2	62.5	180.2
Interest expense, net4	(25.5)	(25.9)	(23.7)
General corporate expenses	(23.3)	(21.8)	(21.0)
Income from continuing operations before income taxes	97.4	14.8	135.5
Income taxes	38.5	5.8	49.2
Income from continuing operations	58.9	9.0	86.3
Discontinued operations	33.2	35.2	46.1
Net income	$92.1	$44.2	$132.4

1	Prior year amounts restated for amounts treated as discontinued operations. See Notes 1 and 2 for additional information.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $12.8 million, $6.2 million, and $5.2 million of equity in earnings from its investment in SSAT for 2010, 2009, and 2008, respectively. Additionally, in August 2010, Matson initiated its second China string, which incurred start-up losses of approximately $19.3 million principally occurring in the fourth quarter of 2010. The Real Estate Sales segment includes approximately $2.0 million and $9.0 million in equity in earnings from its various real estate joint ventures for 2010 and 2008, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4	Includes Ocean Transportation interest expense of $8.2 million for 2010, $9.0 million for 2009, and $11.6 million for 2008. Substantially all other interest expense was at the parent company.

5	Includes a $4.9 million gain in 2010 related to a crop disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

INDUSTRY SEGMENTS (CONTINUED)

As of December 31:	2010	2009	2008
Identifiable Assets:
Ocean transportation6	$1,095.5	$1,095.2	$1,153.9
Logistics services	73.8	72.4	74.2
Real estate leasing	739.4	627.4	590.2
Real estate sales6	420.8	415.6	344.6
Agribusiness	150.3	156.8	172.2
Other	14.8	12.2	15.1
Total assets	$2,494.6	$2,379.6	$2,350.2
Capital Expenditures:
Ocean transportation	$69.4	$12.7	$35.5
Logistics services7	1.8	0.6	2.4
Real estate leasing8	164.7	108.8	100.2
Real estate sales9	0.1	0.1	0.6
Agribusiness	6.8	3.4	15.2
Other	0.3	0.3	0.8
Total capital expenditures	$243.1	$125.9	$154.7
Depreciation and Amortization:
Ocean transportation	$69.0	$67.1	$66.1
Logistics services	3.2	3.5	2.3
Real estate leasing1	20.3	19.5	17.9
Real estate sales	0.2	0.3	0.2
Agribusiness	12.7	11.9	11.5
Other	1.9	3.1	2.7
Total depreciation and amortization	$107.3	$105.4	$100.7

6
The Ocean Transportation segment includes approximately $52.9 million, $47.2 million, and $44.6 million related to its investment in SSAT as of December 31, 2010, 2009, and 2008, respectively. The Real Estate Sales segment includes approximately $274.8 million, $193.3 million, and $162.1 million related to its investment in various real estate joint ventures as of December 31, 2010, 2009, and 2008, respectively.

7
Excludes expenditures related to Matson Integrated Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

8	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

9
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for expenditures related to real estate developments were $22 million, $6 million, and $39 million for 2010, 2009, and 2008, respectively.

15.            QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2010 are listed below (in millions, except per-share amounts):

	2010
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$229.5	$257.2	$267.5	$290.8
Logistics services	77.1	88.6	92.4	97.5
Real Estate:
Leasing	23.6	23.2	24.4	23.2
Sales	60.3	22.0	4.3	49.5
Less amounts reported in discontinued operations 1	(57.3)	(19.7)	(2.2)	(43.3)
Agribusiness2	14.2	29.8	60.4	59.5
Reconciling Items 3	(4.2)	(3.6)	(2.7)	(15.8)
Total revenue	$343.2	$397.5	$444.1	$461.4
Operating Profit (Loss):
Transportation:
Ocean transportation4	$10.4	$37.0	$40.4	$11.6
Logistics services	1.9	1.5	1.8	2.0
Real Estate:
Leasing	9.1	8.5	9.3	8.4
Sales	21.4	8.0	2.9	17.8
Less amounts reported in discontinued operations1	(22.1)	(10.1)	(1.4)	(18.3)
Agribusiness2	(1.1)	1.8	0.8	4.6
Total operating profit	19.6	46.7	53.8	26.1
Interest Expense	(6.5)	(6.5)	(6.3)	(6.2)
General Corporate Expenses	(6.6)	(4.5)	(7.7)	(4.5)
Income From Continuing Operations before Income Taxes	6.5	35.7	39.8	15.4
Income taxes	3.3	13.2	15.1	6.9
Income From Continuing Operations	3.2	22.5	24.7	8.5
Discontinued Operations1	14.1	6.4	1.0	11.7
Net Income	$17.3	$28.9	$25.7	$20.2

Earnings Per Share:
Basic	$0.42	$0.70	$0.62	$0.49
Diluted	$0.42	$0.70	$0.62	$0.48

1	See Note 2 for discussion of discontinued operations.
2	Includes a $4.9 million gain in the fourth quarter of 2010 related to a crop disaster relief payment for drought experienced in prior years.
3	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.
4	In the third quarter of 2010, Matson initiated its second China string, which incurred start-up losses of approximately $19.3 million principally occurring in the fourth quarter.

Segment results by quarter for 2009 are listed below (in millions, except per-share amounts):

	2009
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$201.1	$218.5	$234.2	$234.8
Logistics services	76.2	80.3	82.3	82.1
Real Estate:
Leasing	27.2	25.9	25.2	24.9
Sales	25.2	21.3	14.9	64.2
Less amounts reported in discontinued operations 1	(31.8)	(22.8)	(15.3)	(62.5)
Agribusiness 2	17.7	29.2	32.5	27.6
Reconciling Items 3	(2.3)	(2.8)	(3.0)	(8.2)
Total revenue	$313.3	$349.6	$370.8	$362.9
Operating Profit (Loss):
Transportation:
Ocean transportation	$(0.5)	$21.1	$24.2	$13.5
Logistics services	1.5	1.8	2.2	1.2
Real Estate:
Leasing	12.0	11.0	10.2	10.0
Sales	5.6	9.6	3.5	20.4
Less amounts reported in discontinued operations1	(12.7)	(13.2)	(6.6)	(24.5)
Agribusiness	(1.9)	(11.3)	(13.8)	(0.8)
Total operating profit	4.0	19.0	19.7	19.8
Interest Expense	(5.6)	(6.9)	(6.7)	(6.7)
General Corporate Expenses	(6.1)	(4.5)	(4.9)	(6.3)
Income From Continuing Operations before Income Taxes	(7.7)	7.6	8.1	6.8
Income taxes (benefit)	(2.9)	3.1	3.7	1.9
Income From Continuing Operations	(4.8)	4.5	4.4	4.9
Discontinued Operations1	7.8	8.1	4.1	15.2
Net Income	$3.0	$12.6	$8.5	$20.1

Earnings Per Share:
Basic	$0.07	$0.31	$0.21	$0.49
Diluted	$0.07	$0.31	$0.21	$0.49

1      See Note 2 for discussion of discontinued operations.
2	Includes a $5.4 million gain recorded upon consolidation of HS&TC in the fourth quarter of 2009.
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

The following table presents the Parent Company’s condensed balance sheets as of December 31, 2010 and 2009 (in millions):

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1
Accounts and other receivables, net	5	12
Inventories	16	15
Real estate held for sale	3	7
Prepaid expenses and other	6	6
Total current assets	30	41
Investments:
Subsidiaries consolidated, at equity	1,299	1,210
Property, at Cost	501	455
Less accumulated depreciation and amortization	225	226
Property -- net	276	229
Other Assets	17	32
Total	$1,622	$1,512

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$108	$40
Accounts payable	8	10
Income taxes payable	2	24
Non-qualified benefit plans	1	17
Other	17	15
Total current liabilities	136	106
Long-term Debt	230	239
Employee Benefit Plans	27	22
Non-qualified Benefit Plans	10	8
Other Long-term Liabilities	11	4
Deferred Income Taxes	50	42
Due to Subsidiaries	22	6
Shareholders’ Equity:
Capital stock	34	33
Additional capital	223	210
Accumulated other comprehensive loss	(82)	(81)
Retained earnings	972	934
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,136	1,085
Total	$1,622	$1,512

The following table presents the Parent Company’s condensed statements of income for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Revenue:
Agribusiness	$117	$73	$91
Real estate leasing	17	14	10
Real estate sales	2	8	6
Interest and other	6	2	3
Total revenue	142	97	110

Costs and Expenses:
Cost of agribusiness goods and services	114	109	110
Cost of real estate sales and leasing	11	10	11
Selling, general and administrative	24	21	21
Interest and other	16	16	14
Income tax benefit	(12)	(22)	(18)
Total costs and expenses	153	134	138

Loss from Continuing Operations	(11)	(37)	(28)

Discontinued Operations, net of income taxes	23	11	24

Loss Before Equity in Income of Subsidiaries Consolidated	12	(26)	(4)

Equity in Income from Continuing Operations of Subsidiaries Consolidated	70	46	114

Equity in Income from Discontinued Operations of Subsidiaries Consolidated	10	24	22

Net Income	92	44	132

Other Comprehensive Income (Loss), net of income taxes	(1)	15	(91)

Comprehensive Income	$91	$59	$41

The following table presents the Parent Company’s condensed statements of cash flows for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010	2009	2008
Cash Flows from Operations (including dividends received from subsidiaries)	$37	$90	$144

Cash Flows from Investing Activities:
Capital expenditures	(14)	(6)	(16)
Purchase of investments	(67)	(96)	(12)
Proceeds from disposal of property and sale of investments	36	28	9
Net cash used in investing activities	(45)	(74)	(19)

Cash Flows from Financing Activities:
Change in intercompany payables/receivables	--	(13)	(4)
Proceeds from (repayments of) long-term debt, net	52	51	(16)
Proceeds from issuance of capital stock and other	7	(1)	2
Repurchases of capital stock	--	--	(59)
Dividends paid	(52)	(52)	(51)
Net cash used in financing activities	7	(15)	(128)

Cash and Cash Equivalents:
Net increase (decrease) for the year	(1)	1	(3)
Balance, beginning of year	1	--	3
Balance, end of year	$--	$1	$--

Other Cash Flow Information:
Interest paid	$(15)	$(13)	$(13)
Income taxes paid, net of refunds	$(46)	$(38)	$(63)

Other Non-cash Information:
Depreciation expense	$16	$17	$15
Tax-deferred property sales	$65	$29	$60
Tax-deferred property purchases	$(78)	$(40)	$(5)

General Information:  The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are generally described in Note 14, “Industry Segments.” Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

Long-term Debt:  At December 31, 2010 and 2009, long-term debt consisted of the following (in millions):

	2010	2009

Revolving Credit loans ( 0.57% for 2010 and 0.76% for 2009)	$93	$24
Term Loans:
6.90%, payable through 2020	100	100
5.53%, payable through 2016	50	50
5.55%, payable through 2017	50	50
5.56%, payable through 2016	25	25
4.10%, payable through 2012	12	25
6.20%, payable through 2013	2	2
5.50%, payable through 2014	6	--
7.42%, payable through 2010	--	3
Total	338	279
Less current portion	(108)	(40)
Long-term debt	$230	$239

Long-term Debt Maturities: At December 31, 2010, maturities of all long-term debt during the next five years are $108 million in 2011, $28 million in 2012, $26 million in 2013, $39 million in 2014, $33 million in 2015, and $104 million thereafter.

Revolving Credit Facilities:  The Parent Company has a revolving senior credit facility with six commercial banks that expires in December 2011. The revolving credit facility provides for a commitment of $225 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 0.225 percent to 0.475 percent based on the Company’s S&P rating. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2010, $92 million was outstanding and classified as current, $11 million in letters of credit had been issued against the facility, and $122 million remained available for borrowing.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the Company’s revolving senior credit facility. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2010, $97 million was available under the facility.

Real Estate Secured Term Debt:  In October 2010, the Parent Company assumed approximately $6 million of secured debt in connection with its purchase of Little Cottonwood Center, a retail center in Sandy, Utah. At December 31, 2010, the note had an outstanding amount of $6 million, carries interest at 5.5 percent and matures in November 2014.

In June 2005, the Parent Company, together with its real-estate subsidiaries, purchased an office building in Phoenix, Arizona, and assumed $11 million of mortgage-secured debt. A&B owns approximately 25 percent of the Phoenix office building. At December 31, 2010, the Parent Company’s share of the remaining balance of the debt was approximately $2 million, consistent with its share of ownership of the property. The property is jointly and severally owned by three subsidiaries of the Company.

Dividends from Subsidiaries: The Company received cash dividends from Matson totaling approximately $45 million for 2010, and $60 million for each of the last two years ended December 31, 2009, and 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

B. Internal Control over Financial Reporting

(a) See page 56 for management’s annual report on internal control over financial reporting.

(b) See page 57 for report of independent registered public accounting firm.

(c) There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement dated March 10, 2011 (“A&B’s 2011 Proxy Statement”), which section is incorporated herein by reference.

B.           Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 16, 2011, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors.  For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2011 Proxy Statement, which subsection is incorporated herein by reference.  For a discussion of change in control agreements and an Executive Transition Agreement between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2011 Proxy Statement, which subsections are incorporated herein by reference.

Christopher J. Benjamin (47)
Senior Vice President of A&B, 7/05-present; Chief Financial Officer of A&B, 2/04-present; Treasurer of A&B, 5/06-present; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-present; Vice President of A&B, 4/03-6/05; first joined A&B or a subsidiary in 2001.

Norbert M. Buelsing (59)
President of A & B Properties, Inc., 10/08-present; Executive Vice President of A & B Properties, Inc., 1/99-9/08; first joined A&B or a subsidiary in 1990.

Meredith J. Ching (54)
Senior Vice President (Government & Community Relations) of A&B, 6/07-present; Vice President of A&B, 10/92-6/07; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (58)
Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; Partner, Cades Schutte LLP, 10/83-11/03; first joined A&B or a subsidiary in 2003.

Matthew J. Cox (49)
President of Matson, 10/08-present; Executive Vice President and Chief Operating Officer of Matson, 7/05-9/08; Senior Vice President and Chief Financial Officer of Matson, 6/01-6/05; first joined A&B or a subsidiary in 2001.

Paul K. Ito (40)
Vice President of A&B, 4/07-present; Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; Senior Manager, Deloitte & Touche LLP, 5/96-3/05; first joined A&B or a subsidiary in 2005.

Stanley M. Kuriyama (57)
Chief Executive Officer of A&B, 1/10-present; President of A&B, 10/08-present; President and Chief Executive Officer, Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; first joined A&B or a subsidiary in 1992.

Alyson J. Nakamura (45)
Secretary of A&B, 2/99-present; first joined A&B or a subsidiary in 1994.

Son-Jai Paik (38)
Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; first joined A&B or a subsidiary in 2007.

C.           Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2011 Proxy Statement, which section is incorporated herein by reference.

D.           Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2011 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2011 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2011 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2011 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2011 Proxy Statement, which section is incorporated herein by reference.

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

(xiv)  Amendment, dated April 12, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company.

(xv)  Amendment, dated December 19, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.a.(xiii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xvi)  First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (Exhibit 10.2 to A&B’s Form 8-K dated May 19, 2005).

(xvii)  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B’s Form 10-Q for the quarter ended September 30, 2004).

(xviii)  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxx) to A&B’s Form 10-Q for the quarter ended September 30, 2007).

(xix)  Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated June 28, 2005).

(xx)  Amendment No. 1, dated November 30, 2007, to Senior Secured Reducing Revolving Credit Agreement between Matson Navigation Company, Inc. and DnB NOR Bank ASA, dated June 28, 2005 (Exhibit 10.a.(xviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxi)  Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.2 to A&B’s Form 8-K dated December 28, 2006).

(xxii)  First Amendment, dated November 20, 2007, to Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xx) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxiii)  Second Amendment to Credit Agreement, dated March 7, 2008, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xxi) to A&B Form 10-Q for the quarter ended March 31, 2008).

(xxiv)  Amendment to the Credit Agreement, dated December 20, 2010, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.1 to A&B's Form 8-K dated December 20, 2010).

(xxv)  Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxvi)  Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxvii)  Borrower’s Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxviii)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated June 14, 2006).

(xxix)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated June 14, 2006).

(xxx)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated September 5, 2006).

(xxxi)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated September 5, 2006).

(xxxii)  Floating Continuing Guarantee, dated July 29, 2005, among Alexander & Baldwin, Inc., American AgCredit, PCA and other financial institutions (Exhibit 10.a.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxxiii)  Amendment to Floating Continuing Guaranty between Alexander & Baldwin, Inc. and American AgCredit, PCA, dated July 7, 2008 (Exhibit 10.1 to A&B’s Form 8-K dated July 7, 2008).

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

(xvii)  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan, as amended and restated effective January 28, 2010 (Exhibit 10.b.1.(xvii) to A&B's Form 10-Q for the quarter ended March 31, 2010).

(xviii)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xix)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xx)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxi)  Deferral Election Form for Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xxii)  Form of Restricted Stock Unit Award Agreement (No Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxiii)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxiv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxiv)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxv) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxv)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxvi)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxvii)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxviii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended June 30, 2007).

(xxix)  Addendum to Stock Option Agreements, Performance-Based Restricted Stock Unit Award Agreement, and Time-Based Restricted Stock Unit Award Agreement (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxx)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxi)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxiii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlviii) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxiv)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlix) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxv)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(l) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxxvi)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xl) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxvii)  Form of Notice of Award of Performance-Based Restricted Stock Unit pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxviii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxix)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xl)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xli)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2009).

(xlii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xl) to A&B’s Form 10-K for the year ended December 31, 2009).

(xliii)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2009).

(xliv)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xlv)  Form of Executive Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlvi)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlvii)  Form of Executive Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlviii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(xlix)  Form of Executive Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(l)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

(li)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliii) to A&B’s Form 10-K for the year ended December 31, 2008).

(lii)  A&B Excess Benefits Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliv) to A&B’s Form 10-K for the year ended December 31, 2008).

(liii)  Amendment No. 1 to the A&B Excess Benefits Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended September 30, 2009).

(liv)  Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lv)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008 (Exhibit 10.b.1.(liv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(lvi)  A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-K for the year ended December 31, 2008).

(lvii)  Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-K for the year ended December 31, 1994).

(lviii)  Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended September 30, 1998).

(lix)  Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-K for the year ended December 31, 2000).

(lx)  Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxi)  Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated February 23, 2005).

(lxii)  Form of Agreement entered into with certain executive officers (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2008).

(lxiii)  Amendment to Form of Agreement entered into with certain executive officers (Exhibit 10.b.1.(lv) to A&B’s Form 10-Q for the quarter ended March 31, 2010).

(lxiv)  Schedule identifying executive officers who have entered into Form of Agreement referenced in 10.b.1.(liii) (Exhibit 10.b.1.(liv) to A&B’s Form 10-K for the year ended December 31, 2008).

(lxv)  Alexander & Baldwin, Inc. Executive Severance Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(lv) to A&B’s Form 10-K for the year ended December 31, 2008).

(lxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. Executive Severance Plan, dated October 18, 2010 (Exhibit 10.b.1.(lix) to A&B's Form 10-Q for the quarter ended September 30, 2010).

(lxvii)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxviii)  Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2001).

(lxix)  Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(lxx)  Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit 10.2 to A&B’s Form 8-K dated December 7, 2005).

(lxxi)  Amendment No. 4 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated October 24, 2007 (Exhibit 10.b.1.(lix) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxii)  Amendment No. 5 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2007 (Exhibit 10.b.1.(lx) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxiii)  Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxxiv)  Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated December 7, 2005).

(lxxv)  Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lxxvi)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B’s Form 10-Q for the quarter ended June 30, 1988).

(lxxvii)  Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B’s Form 10-K for the year ended December 31, 1997).

(lxxviii)  Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(lxxix)  Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxxx)  Amendment No. 4 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 13, 2007 (Exhibit 10.b.1.(lxviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxxi)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (Exhibit 10.b.1.(lxxii) to A&B’s Form 10-K for the year ended December 31, 2009).

21.	Subsidiaries.

21.           Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2011.

23.	Consent of Deloitte & Touche LLP dated February 25, 2011.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 25, 2011	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	President,	February 25, 2011
Stanley M. Kuriyama	Chief Executive Officer and Director

/s/ Christopher J. Benjamin	Senior Vice President,	February 25, 2011
Christopher J. Benjamin	Chief Financial Officer and Treasurer

/s/ Paul K. Ito	Vice President, Controller	February 25, 2011
Paul K. Ito	and Assistant Treasurer

/s/ Walter A. Dods, Jr.	Chairman of the Board	February 25, 2011
Walter A. Dods, Jr.	and Director

/s/ W. Blake Baird	Director	February 25, 2011
W. Blake Baird

/s/ Michael J. Chun	Director	February 25, 2011
Michael J. Chun

/s/ W. Allen Doane	Director	February 25, 2011
W. Allen Doane

/s/ Charles G. King	Director	February 25, 2011
Charles G. King

/s/ Constance H. Lau	Director	February 25, 2011
Constance H. Lau

/s/ Douglas M. Pasquale	Director	February 25, 2011
Douglas M. Pasquale

/s/ Maryanna G. Shaw	Director	February 25, 2011
Maryanna G. Shaw

/s/ Jeffrey N. Watanabe	Director	February 25, 2011
Jeffrey N. Watanabe

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements No. 33-31922, 33-31923, 33-54825, and 333-69197 on Form S-8 of our report dated February 25, 2011, relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2010.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 25, 2011