Form 10-Q
period 2011-03-31
ALEXANDER & BALDWIN INC
filed 2011-05-03
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2011:      41,591,465

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Operating revenue	$405.6	$343.1

Costs and Expenses:
Costs of goods sold, services and rentals	365.2	293.3
Selling, general and administrative	37.7	38.7
Operating costs and expenses	402.9	332.0

Operating Income	2.7	11.1
Other Income and (Expense):
Equity in earnings (losses) of real estate affiliates	2.0	(0.7)
Gain on sale of investment and other	3.7	0.7
Interest income	--	1.8
Interest expense	(6.2)	(6.5)
Income Before Taxes	2.2	6.4
Income tax expense	0.9	3.2
Income From Continuing Operations	1.3	3.2
Income From Discontinued Operations (net of income taxes)	3.9	14.1

Net Income	$5.2	$17.3

Basic Earnings Per Share:
Continuing operations	$0.03	$0.08
Discontinued operations	0.09	0.34
Net income	$0.12	$0.42

Diluted Earnings Per Share:
Continuing operations	$0.03	$0.08
Discontinued operations	0.09	0.34
Net income	$0.12	$0.42

Weighted Average Number of Shares Outstanding:
Basic	41.5	41.1
Diluted	41.8	41.3

Cash Dividends Per Share	$0.315	$0.315

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$17	$14
Accounts and notes receivable, net	176	165
Inventories	42	35
Real estate held for sale	4	8
Deferred income taxes	8	8
Section 1031 exchange proceeds	--	1
Prepaid expenses and other assets	36	33
Total current assets	283	264
Investments in Affiliates	332	329
Real Estate Developments	124	122
Property, at cost	2,905	2,901
Less accumulated depreciation and amortization	1,272	1,250
Property – net	1,633	1,651
Employee Benefit Plan Assets	3	3
Other Assets	141	126
Total	$2,516	$2,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$180	$136
Accounts payable	136	137
Payroll and vacation benefits	19	20
Uninsured claims	8	10
Accrued and other liabilities	40	50
Total current liabilities	383	353
Long-term Liabilities:
Long-term debt	374	386
Deferred income taxes	432	431
Employee benefit plans	137	135
Uninsured claims and other liabilities	55	54
Total long-term liabilities	998	1,006
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	228	223
Accumulated other comprehensive loss	(80)	(82)
Retained earnings	964	972
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,135	1,136
Total	$2,516	$2,495

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Cash Flows (Used in) provided by Operating Activities	$(11)	$5

Cash Flows from Investing Activities:
Capital expenditures	(15)	(8)
Proceeds from disposal of property and other assets	6	--
Deposits into Capital Construction Fund	(2)	(2)
Withdrawals from Capital Construction Fund	2	2
Increase in investments	(9)	(26)
Reduction in investments	8	12
Net cash used in investing activities	(10)	(22)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	102	73
Payments of debt and deferred financing costs	(65)	(21)
Proceeds from (payments on) line-of-credit agreements, net	(5)	(19)
Proceeds from issuances of capital stock and other	5	1
Dividends paid	(13)	(13)
Net cash provided by financing activities	24	21

Net Increase in Cash and Cash Equivalents	$3	$4

Other Cash Flow Information:
Interest paid	$(8)	$(8)
Income taxes paid	--	--

Other Non-cash Information:
Depreciation and amortization expense	$27	$26
Tax-deferred property sales	$14	$57
Tax-deferred property purchases	$--	$(31)

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

In March 2011, the Company finalized an agreement to lease land and sell coffee inventory and certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company has retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but will no longer operate the coffee plantation.

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010.

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010) at March 31, 2011, included the following (in millions):

Standby letters of credit	(a)	$19
Performance and customs bonds	(b)	$31
Benefit plan withdrawal obligations	(c)	$99

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance includes approximately $11 million related to the Company’s real estate business.

(b)
Consists of approximately $13 million in U.S. customs bonds, approximately $17 million in bonds related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

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

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint ventures renegotiated a $10 million loan that extended the maturity date of the loan to August 2011, with a one-year extension option. As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner shall make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement was not material, and as of March 31, 2011, the Company had not paid any amounts under the guaranty.

Other than obligations described above, investee obligations do not have recourse to the Company and the Company’s “at-risk” amounts are limited to its investment.

Legal Proceedings and Other Contingencies: A&B owns 16,000 acres of watershed lands in East Maui that supply a significant portion of the irrigation water used by HC&S. A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui which, over the last ten years, have supplied approximately 58 percent of the irrigation water used by HC&S. The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. If the Company is not permitted to utilize sufficient quantities of stream waters from State lands in East Maui, it could have a material adverse effect on the Company’s sugar-growing operations.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations. The Company is currently evaluating the impact of the new standards, which require compliance by early 2014. However, the EPA has announced that it will reconsider certain aspects of the final rule, and various industry groups are likely to request reconsideration of additional provisions, as well as a stay of the effective date.  Accordingly, further changes to the rule and the compliance schedule are possible. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

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

    Although McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc., ("McBryde Resources") has not been formally served, the Equal Employment Opportunity Commission ("EEOC") announced on April 20, 2011, that it had filed a lawsuit against six farms in Hawaii, including McBryde Resources, alleging that the farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. McBryde Resources will vigorously defend itself in this lawsuit, which has been filed in the U.S. District Court for the District of Hawaii.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B’s results of operations or financial position.

(3)	Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2011	2010
Denominator for basic EPS - weighted average shares	41.5	41.1
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.3	0.2
Denominator for diluted EPS - weighted average shares	41.8	41.3

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 1.3 million and 1.5 million shares of common stock during the quarters ended March 31, 2011 and 2010, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  On January 26, 2011, the Company granted non-qualified stock options to purchase 285,569 shares of the Company’s common stock. The grant-date fair value of each stock option granted using the Black-Scholes-Merton option pricing model, was $8.92 using the following weighted average assumptions: volatility of 29.1%, risk-free interest rate of 2.4%, dividend yield of 3.1%, and expected term of 6.0 years.

Activity in the Company’s stock option plans for the first quarter of 2011 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2011	1,332	1,055	190	2,577	$37.10
Granted	286	--	--	286	$40.63
Exercised	(31)	(140)	(9)	(180)	$27.01
Forfeited and expired	(7)	(8)	--	(15)	$46.75
Outstanding, March 31, 2011	1,580	907	181	2,668	$38.10	6.0	$21,806

Exercisable, March 31, 2011	863	907	181	1,951	$39.64	5.0	$13,483

The following table summarizes non-vested restricted stock unit activity through March 31, 2011 (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2011	330	$31.15
Granted	236	$37.75
Vested	(153)	$31.71
Canceled	(2)	$31.58
Outstanding, March 31, 2011	411	$34.73

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after three years, provided certain performance targets related to the first year of the vesting period are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2011	2010
Share-based expense (net of estimated forfeitures):
Stock options	$0.5	$0.4
Non-vested stock/Restricted stock units	1.5	1.2
Total share-based expense	2.0	1.6
Total recognized tax benefit	(0.6)	(0.5)
Share-based expense (net of tax)	$1.4	$1.1

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

Income from discontinued operations consisted of (in millions):

	Quarter Ended
	March 31,
	2011	2010
Discontinued Operations
Sales of Assets	$3.9	$13.1
Leasing Operations	--	1.0
Income from discontinued operations (net of tax)	$3.9	$14.1

Discontinued operations includes the results for properties that were sold through March 31, 2011 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 9) for the first quarter of 2010 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2010.

(6)	Comprehensive income for the three months ended March 31, 2011 and 2010 consisted of (in millions):

	Quarter Ended
	March 31,
	2011	2010
Net income	$5.2	$17.3
Amortization of unrealized pension asset loss	1.5	1.8
Comprehensive income	$6.7	$19.1

(7)
Pension and Post-retirement Plans:  The Company has defined benefit pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2011 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost recorded for the first quarters of 2011 and 2010 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010

Service cost	$2.3	$2.1	$0.3	$0.2
Interest cost	5.0	4.9	0.9	0.8
Expected return on plan assets	(5.7)	(5.0)	--	--
Amortization of prior service cost	0.2	0.2	0.5	0.1
Amortization of net (gain) loss	2.1	2.7	0.1	0.1
Net periodic benefit cost	$3.9	$4.9	$1.8	$1.2

(8)
Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s fixed long-term debt at March 31, 2011 was $412 million and $435 million, respectively and $414 million and $438 million at December 31, 2010, respectively. The fair value of long-term debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

(9)	Segment results for the three months ended March 31, 2011 and 2010 were as follows (in millions):

	Three Months Ended
	March 31,
	2011	2010
Revenue:
Transportation:
Ocean transportation	$269.6	$229.5
Logistics services	91.3	77.1
Real Estate:
Leasing	26.0	23.6
Sales	23.4	60.3
Less amounts reported in discontinued operations	(14.3)	(57.4)
Agribusiness	16.1	14.2
Reconciling Items	(6.5)	(4.2)
Total revenue	$405.6	$343.1

Operating Profit (Loss), Net Income:
Transportation:
Ocean transportation	$(7.4)	$10.4
Logistics services	1.5	1.9
Real Estate:
Leasing	10.6	9.1
Sales	12.0	21.4
Less amounts reported in discontinued operations	(6.7)	(22.2)
Agribusiness	2.6	(1.1)
Total operating profit	12.6	19.5
Interest Expense	(6.2)	(6.5)
General Corporate Expenses	(4.2)	(6.6)
Income From Continuing Operations Before Income Taxes	2.2	6.4
Income Tax Expense	0.9	3.2
Income From Continuing Operations	1.3	3.2
Income From Discontinued Operations (net of income taxes)	3.9	14.1
Net Income	$5.2	$17.3

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2010 Annual Report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

In March 2011, the Company finalized an agreement to lease land and sell coffee inventory and certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company has retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but will no longer operate the coffee plantation.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Operating revenue	$405.6	$343.1	18%
Operating costs and expenses	402.9	332.0	21%
Operating income	2.7	11.1	-76%
Other income and (expense)	(0.5)	(4.7)	-89%
Income before taxes	2.2	6.4	-66%
Income tax expense	0.9	3.2	-72%
Discontinued operations (net of income taxes)	3.9	14.1	-72%
Net income	$5.2	$17.3	-70%

Basic earnings per share	$0.12	$0.42	-71%
Diluted earnings per share	$0.12	$0.42	-71%

Consolidated operating revenue for the first quarter of 2011 increased $62.5 million, or 18 percent, compared to the first quarter of 2010. This increase was principally due to $40.1 million in higher revenue for Ocean Transportation, $14.2 million in higher revenue from Logistics Services, $4.5 million in higher revenue from Real Estate Leasing (excluding revenue from leasing activities classified as discontinued operations), and $4.1 million in higher revenue from Real Estate Sales (excluding revenue from property sales classified as discontinued operations). The reasons for the revenue increase are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first quarter of 2011 increased $70.9 million, or 21 percent, compared to the first quarter of 2010. This increase was principally due to a $70.1 million increase in cost for the transportation segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) improved $4.2 million, primarily due to a $3.7 million from the gain on sale of the Company’s interest in its Bridgeport joint venture project in Valencia, California and $2 million of joint venture earnings in 2011 as compared to $0.7 million of joint venture expenses in 2010.

Income taxes for the first quarter of 2011 decreased by $2.3 million compared to the first quarter of 2010 due to lower earnings from continuing operations. The effective tax rate from continuing operations for the first quarter of 2011 decreased relative to the first quarter of 2010 due principally to lower earnings from discontinued operations that had a lesser impact on the 2011 effective tax rate relative to 2010.

Discontinued operations decreased by $10.2 million, primarily due to the sale of the Mililani Shopping Center in the first quarter of 2010. Sales from the Company’s commercial portfolio are treated as discontinued operations, but are an integral part of its tax-deferred reinvestment strategy.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Revenue	$269.6	$229.5	17%
Operating profit (loss)	$(7.4)	$10.4	NM
Operating profit margin	NM	4.5%
Volume (Units)*
Hawaii containers	34,000	31,400	8%
Hawaii automobiles	17,900	21,800	-18%
China containers	30,200	14,500	2	X
Guam containers	3,300	3,500	-6%

*Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased 17 percent, or $40.1 million, in the first quarter of 2011 compared with the first quarter of 2010. The revenue increase was due to higher volumes, primarily in the China and Hawaii trades, resulting in a $37.7 million improvement.

Total Hawaii container volume increased 8 percent in the first quarter of 2011 due primarily to a newly signed connecting carrier agreement with a large international carrier and customer gains, but also reflects continuing growth in the overall market. Matson’s Hawaii automobile volume for the quarter was 18 percent lower than the first quarter of 2010, due primarily to the timing of automobile rental fleet replacement activity. China container volume more than doubled due to incremental volume from Matson’s second China string that commenced in the third quarter of 2010. Guam volume was lower in 2011 as compared to 2010 due primarily to competitive pressures.

Ocean Transportation posted an operating loss of $7.4 million in the quarter, compared to an operating profit of $10.4 million in the first quarter of 2010. The change in operating profit was principally due to higher fuel prices and costs associated with the operation of Matson’s second China string (CLX2), which was not in existence in the first quarter of 2010. Overall, vessel expenses were $37.0 million higher on a quarter-over-quarter basis (principally higher fuel prices and CLX2 fuel consumption and vessel charter costs), terminal handling costs were up by $2.9 million (primarily higher rates), and equipment and administrative costs were higher by $3.5 million (due to CLX2). These cost increases were partially offset by $25.4 million in higher overall cargo volumes and $2.4 million in higher yields.

Logistics Services – First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$53.9	$44.6	21%
Highway revenue	37.4	32.5	15%
Total Revenue	$91.3	$77.1	18%
Operating profit	$1.5	$1.9	-21%
Operating profit margin	1.6%	2.5%

Logistics Services revenue increased 18 percent, or $14.2 million, in the first quarter of 2011 compared with the first quarter of 2010. This increase was principally the result of an increase in intermodal and highway volume, which increased 14 percent and 7 percent, respectively. Intermodal growth was driven primarily by increased inland activity to support Ocean Transportation’s expanded China business. Highway volumes increased due to an improvement in both full truckload and less-than-truckload business during the first quarter of 2011, partially offset by a large military project move in the prior year.

Logistics Services operating profit decreased 21 percent, or $0.4 million, to $1.5 million in the first quarter of 2011 compared with the first quarter of 2010. The operating profit decrease was due principally to the prior year’s large military project move, which generated approximately $1.0 million in operating profit, and lower profitability at the Company’s warehousing business, partially offset by the higher Intermodal volume cited above. Logistics Services operating profit margin percentage decreased 90 basis points to 1.6 percent in the first quarter of 2011 and was primarily due to the large military project move in the prior year.

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

Real Estate Leasing – First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Revenue	$26.0	$23.6	10%
Operating profit	$10.6	$9.1	16%
Operating profit margin	40.8%	38.6%
Occupancy Rates:
Mainland	91%	85%
Hawaii	90%	94%
Leasable Space (million sq. ft.):
Mainland	6.4	7.2	-11%
Hawaii	1.5	1.1	36%

Real Estate Leasing revenue for the first quarter of 2011, before subtracting amounts presented as discontinued operations, was 10 percent higher than 2010, primarily due to the revenue impact resulting from the timing of acquisitions and dispositions and higher Mainland occupancies that were partially offset by lower rents. Operating profit for the first quarter of 2011, before subtracting amounts presented as discontinued operations, was 16 percent higher than 2010 due to the reasons for the revenue increase previously described. At March 31, 2011, the Company had approximately $14 million in tax-deferred proceeds that had not yet been reinvested.

Leasable space was reduced by 470,800 square feet in the first quarter of 2011 compared with the first quarter of 2010, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1/11	Apex Building	28,100	4/10	Lanihau Marketplace	88,300
5/10	Valley Freeway Corporate Park	228,200	7/10	Komohana Industrial Park	238,300
10/10	Ontario Distribution Center	898,400	10/10	Little Cottonwood Center	141,600
			11/10	Rancho Temecula Town Center	165,500
			11/10	Lahaina Square	50,200
	Total Dispositions	1,154,700		Total Acquisitions	683,900

Real Estate Sales –First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Improved property sales	$14.2	$55.2	-74%
Development sales	1.9	0.7	3	X
Unimproved/other property sales and investment gain	7.3	4.4	66%
Total revenue	$23.4	$60.3	-61%
Operating profit before joint ventures and real estate investment gain	$6.3	$22.1	-71%
Earnings from joint ventures and real estate investment gain	5.7	(0.7)	NM
Total operating profit	$12.0	$21.4	-44%

2011 First Quarter:  Revenue from Real Estate Sales was $23.4 million and included the sales of two commercial properties and a residential unit on Maui and Oahu, and an 86-acre non-core land parcel on Maui. In addition to these sales, operating profit included an investment gain from the sale of the Company’s interest in the Bridgeport Marketplace development joint venture in Valencia, California, and joint venture earnings from the sales of a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai and two residential units on the island of Hawaii, partially offset by other joint venture holding costs.

2010 First Quarter:  Revenue from Real Estate Sales was $60.3 million and included the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, a 75-acre parcel on Kauai, and a residential condominium unit on Oahu. In addition to these sales, operating profit included $1.8 million from the payoff of an investment in a non-performing mortgage loan that was acquired in the fourth quarter of 2009, and the sale of four joint venture residential units on Maui and Hawaii, partially offset by other joint venture holding costs.

Real Estate Discontinued Operations – First quarter of 2011 compared with 2010

Revenue and operating profit related to discontinued operations for the first quarter of 2011 were as follows:

	Quarter Ended March 31,
(dollars in millions, before tax)	2011	2010
Sales revenue	$14.2	$55.2
Leasing revenue	$0.1	$2.2
Sales operating profit	$6.6	$20.7
Leasing operating profit	$0.1	$1.5

The leasing revenue and operating profit noted above includes the results for properties that were sold through March 31, 2011 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20.  The leasing revenue and operating profit for the first quarter of 2011 and 2010 have been restated to reflect properties that were classified as discontinued operations subsequent to March 31, 2010.

AGRIBUSINESS

Agribusiness – First quarter of 2011 compared with 2010

	Quarter Ended March 31,
(dollars in millions)	2011	2010	Change
Revenue	$16.1	$14.2	13%
Operating profit (loss)	$2.6	$(1.1)	NM
Tons sugar produced	6,700	--	NM

                 Agribusiness revenue increased 13 percent, or $1.9 million, in the first quarter of 2011 compared with the first quarter of 2010, due principally to a $2.0 million increase in molasses revenue and a $1.9 million increase in third-party charter revenue, partially offset by a $2.2 million decrease in specialty sugar revenue as a result of planned lower sales volumes.

Operating profit was $2.6 million in the first quarter of 2011 compared to an operating loss of $1.1 million in the first quarter of 2010. The improvement was due principally to $2.0 million of higher molasses sales margins and a $1.9 million lower of cost or market adjustment to coffee inventory in the first quarter of 2010.

Sugar production was higher in 2011 due to the commencement of the sugar harvest in mid-March of 2011, as compared to the commencement of the sugar harvest after the first quarter in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows used in operating activities totaled $11 million for the first quarter of 2011, compared with $5 million of cash flows provided by operating activities for the first quarter of 2010. The decrease in cash flow from operating activities was due principally to lower Matson earnings.

Cash flows used in investing activities totaled $10 million for the first quarter of 2011, compared with $22 million for the first quarter of 2010. The decrease in cash flows used in investing activities was due principally to a reduction in capital contributions to the Company’s Kukui’ula joint venture project.

Capital expenditures for the first quarter of 2011 totaled $15 million compared with $8 million for the first quarter of 2010. The 2011 expenditures included $11 million for the purchase of transportation-related assets, $2 million related to Agribusiness operations, and $2 million related to real estate related acquisitions and property improvements. Capital expenditures for the first quarter of 2010 totaled $8 million and included $3 million for the purchase of transportation-related assets, $3 million related to Agribusiness operations, and $2 million related to real estate related acquisitions and property improvements. There were no tax-deferred purchases in the first quarter of 2011. The 2010 amounts reported in Capital Expenditures on the Condensed Consolidated Statement of Cash Flows excluded $31 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities totaled $24 million for the first quarter of 2011 compared with $21 million in the first quarter of 2010. Cash flows from financing activities were higher in the first quarter of 2011 primarily due to $5 million in higher proceeds from stock option exercises.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for this fiscal year, including working capital, capital expenditures, dividends, and potential acquisitions and stock repurchases. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and inventories, totaled $219 million at March 31, 2011, an increase of $24 million from December 31, 2010. The increase was due primarily to $11 million in higher sugar inventories, an $11 million increase in receivables, and a $3 million increase in cash and cash equivalents.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $554 million as of March 31, 2011, compared with $522 million at the end of 2010. As of March 31, 2011, available capacity under these facilities totaled $324 million.

Balance Sheet:  The Company had a working capital deficiency of $100 million at March 31, 2011, compared to a working capital deficiency of $89 million at the end of 2010. The deficit in working capital is due to the classification of the Company’s outstanding revolving debt balances as current liabilities as a result of the facility’s maturity in December 2011. The Company expects that the renewal of the facility and the refinancing of the outstanding balance will be completed by the end of the third quarter of 2011.

Tax-Deferred Real Estate Exchanges:  Sales – During the first quarter of 2011, $14 million of proceeds from the sales of two commercial properties on Maui and Oahu and a non-core land parcel on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031. During the first quarter of 2010, $57 million of proceeds from the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, and a 75-acre parcel on Kauai qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – During the first quarter of 2011, the Company did not utilize any proceeds from tax-deferred sales. During the first quarter of 2010, the Company utilized $31 million in proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2011, there were $14 million of proceeds from tax-deferred sales that had not been reinvested. Approximately $1 million of tax-deferred proceeds expired during the quarter and were not reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2011, and herein incorporated by reference, is included in Note 2 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion provides an update of the Company’s outlook for 2011. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17-25 of the Company’s 2010 Form 10-K.

The Company’s outlook for 2011 continues to assume a slow and steady recovery of the U.S. economy, and modest growth in Hawaii from a continued recovery of the visitor industry, higher employment levels and a moderate improvement in construction activity. In 2010, we saw a gradual improvement in Hawaii’s economy driven by a strong rebound in visitor counts and spending. This improvement continued into the first quarter of 2011, with Hawaii visitor arrivals and expenditures showing strong positive year-over-year growth despite lower arrivals from Japanese visitors in March following the earthquake and ensuing events. While these events will reduce the number of Japanese visitors over the next few months, the Company is optimistic that the decline will be limited in duration, and also will be offset in part by increased visitation from other locations and by a number of large conventions that are scheduled for the rest of the year. However, given anticipated headwinds for Ocean Transportation described below, the Company’s prior expectations for improved financial performance have moderated.

Ocean Transportation: The Company continues to expect modest volume improvements in 2011 for its Hawaii and Guam trade lanes and SSAT joint venture. However, due to the precipitous rise in fuel prices, and a challenging Transpacific freight environment, the Company now expects that Ocean Transportation operating profit for 2011 may approximate last year’s result. This outlook is highly dependent on the future performance of the national and Hawaii economies, fuel prices and transpacific freight rates, and other factors that, in the current environment, cannot be predicted with certainty.

Logistics Services: For 2011, the Company expects continued volume improvements in international intermodal and modest growth in warehousing and distribution, which are expected to translate into modestly better overall performance this year as compared to 2010.

Real Estate Leasing:  The Company anticipates some softening in Hawaii occupancy and rents, as Hawaii’s real estate market generally lags the U.S. mainland recovery. Additionally, depreciation expense is expected to increase due to recent acquisitions. However, expected stability in market rents and improved occupancy in its Mainland properties are driving the Company’s expectation for overall improvement in Leasing results compared to 2010,

Real Estate Development and Sales:  Real Estate Sales are opportunistic and episodic by nature and, therefore, difficult to predict. The Company was encouraged by the first quarter results and will be in a position to provide greater clarity on sales as the year progresses.

Agribusiness:  The Agribusiness segment is expected to remain profitable in 2011 based on a forecasted increase in sugar production levels and the sugar prices that have been locked in for approximately 85 percent of the expected crop.

OTHER MATTERS

Dividends: The Company’s first quarter dividend of $0.315 per share to shareholders was paid on March 3, 2011 to shareholders of record on February 10, 2011. The second quarter dividend of $0.315 is payable on June 2, 2011 to shareholders of record as of the close of business on May 12, 2011.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2010 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2010 Form 10-K.

Officer and Management Changes:  The following management changes were effective between January 1, 2011 and April 30, 2011.

On February 11, 2011, the Company announced the retirement of Norbert M. Buelsing, president of A&B Properties, Inc. and the appointment of Christopher J. Benjamin, senior vice president, chief financial officer and treasurer of A&B and general manager of Hawaiian Commercial & Sugar Company (HC&S), to president of the A&B Land Group and president of A&B Properties, Inc. Mr. Buelsing’s retirement and Mr. Benjamin’s appointment to his new role will be effective upon the hiring of a chief financial officer.

Rick Volner, Jr., senior vice president, Agricultural Operations of HC&S, was promoted to general manager of HC&S, effective April 1, 2011.

    Wendy M. Ludwig was promoted to A&B vice president, tax, effective April 26, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2010. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2010.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc., ("McBryde Resources") has not been formally served, the Equal Employment Opportunity Commission ("EEOC") announced on April 20, 2011, that it had filed a lawsuit against six farms in Hawaii, including McBryde Resources, alleging that the farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. McBryde Resources will vigorously defend itself in this lawsuit, which has been filed in the U.S. District Court for the District of Hawaii.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2011	62,495 (1)	$40.53	--	--
Feb 1 - 28, 2011	9,546 (1)	$41.78	--	--
Mar 1 - 31, 2011	1,675 (1)	$41.24	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon vesting of non-vested common stock and restricted stock units.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: May 3, 2011	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 3, 2011	/s/ Paul K. Ito
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