Form 10-Q
period 2011-06-30
ALEXANDER & BALDWIN INC
filed 2011-08-08
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Yes ☐ No ☒

Number of shares of common stock outstanding as of June 30, 2011: 41,693,456

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Operating revenue	$488.2	$396.8	$893.2	$739.3

Costs and Expenses:
Costs of goods sold, services and rentals	424.8	318.7	789.7	611.8
Selling, general and administrative	37.9	36.9	75.6	75.6
Operating costs and expenses	462.7	355.6	865.3	687.4

Operating Income	25.5	41.2	27.9	51.9
Other Income and (Expense):
Gain on insurance settlement	--	0.7	--	0.7
Gain on sale of investment and other	2.5	--	6.2	0.7
Equity in income (losses) of real estate affiliates	(0.4)	(0.2)	1.6	(0.9)
Interest income	0.2	0.2	0.2	2.0
Interest expense	(6.1)	(6.5)	(12.3)	(13.0)
Income Before Taxes	21.7	35.4	23.6	41.4
Income tax expense	8.5	13.2	9.4	16.3
Income From Continuing Operations	13.2	22.2	14.2	25.1
Income From Discontinued Operations (net of income taxes)	5.5	6.7	9.7	21.1

Net Income	$18.7	$28.9	$23.9	$46.2

Basic Earnings Per Share:
Continuing operations	$0.32	$0.54	$0.34	$0.61
Discontinued operations	0.13	0.16	0.23	0.51
Net income	$0.45	$0.70	$0.57	$1.12

Diluted Earnings Per Share:
Continuing operations	$0.31	$0.54	$0.34	$0.61
Discontinued operations	0.13	0.16	0.23	0.51
Net income	$0.44	$0.70	$0.57	$1.12

Weighted Average Number of Shares Outstanding:
Basic	41.7	41.2	41.6	41.1
Diluted	42.2	41.4	42.0	41.4

Cash Dividends Paid Per Share	$0.315	$0.315	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

 ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$15	$14
Accounts and notes receivable, net	189	165
Inventories	46	35
Real estate held for sale	3	8
Deferred income taxes	7	8
Section 1031 exchange proceeds	--	1
Prepaid expenses and other assets	38	33
Total current assets	298	264
Investments in Affiliates	341	329
Real Estate Developments	126	122
Property, at cost	2,922	2,901
Less accumulated depreciation and amortization	1,288	1,250
Property – net	1,634	1,651
Employee Benefit Plan Assets	3	3
Other Assets	154	126
Total	$2,556	$2,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$46	$136
Accounts payable	156	137
Payroll and vacation benefits	19	20
Uninsured claims	8	10
Accrued and other liabilities	55	50
Total current liabilities	284	353
Long-term Liabilities:
Long-term debt	510	386
Deferred income taxes	435	431
Employee benefit plans	139	135
Uninsured claims and other liabilities	55	54
Total long-term liabilities	1,139	1,006
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	234	223
Accumulated other comprehensive loss	(80)	(82)
Retained earnings	956	972
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,133	1,136
Total	$2,556	$2,495

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities	$17	$39

Cash Flows from Investing Activities:
Capital expenditures	(35)	(24)
Proceeds from disposal of property and other assets	10	9
Deposits into Capital Construction Fund	(2)	(2)
Withdrawals from Capital Construction Fund	2	2
Increase in investments	(15)	(48)
Reduction in investments	8	12
Net cash used in investing activities	(32)	(51)

Cash Flows from Financing Activities:
Proceeds from issuances of debt	178	108
Payments of debt and deferred financing costs	(147)	(50)
Proceeds from (payments on) line-of-credit agreements, net	3	(3)
Proceeds from issuances of capital stock and other	9	3
Dividends paid	(27)	(26)
Net cash provided by financing activities	16	32

Net Increase in Cash and Cash Equivalents	$1	$20

Other Cash Flow Information:
Interest paid	$(15)	$(13)
Income taxes paid	$(14)	$(21)

Other Non-cash Information:
Depreciation and amortization expense	$53	$52
Tax-deferred property sales	$36	$76
Tax-deferred property purchases	$(11)	$(53)
Common stock dividends declared but not yet paid	$13	$13

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

The Logistics Services segment, which is conducted through Matson Logistics, Inc. (“ML”), a wholly-owned subsidiary of Matson, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“MLW”), a wholly-owned subsidiary of ML. MLW’s operations also include Pacific American Services, LLC (“PACAM”), a San Francisco Bay-area regional warehousing, packaging, and distribution company.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

In March 2011, the Company finalized an agreement to lease land and sell coffee inventory and certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

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

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010) at June 30, 2011, included the following (in millions):

Standby letters of credit                                                                     (a)            $    19
Performance and customs bonds                                                      (b)            $    31
Benefit plan withdrawal obligations                                                 (c)            $    99

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which, approximately $8 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. The balance includes an $11 million letter of credit for insurance-related matters for one of the Company’s real estate projects.

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

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint ventures renegotiated a $10 million loan that extended the maturity date of the loan to August 2011, with a one-year extension option. As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner shall make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement was not material, and as of June 30, 2011, the Company had not paid any amounts under the guaranty.

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

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation has been focused on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

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

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations by early 2014. The Company is currently evaluating the impact of the new standards.  However, the effective date of the rule has been stayed pending reconsideration of certain aspects of the rule by EPA or completion of proceedings for judicial review. Accordingly, further changes to the rule and to the compliance schedule are likely. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

The Company is subject to possible climate change legislation, regulation and international accords. At various times, bills related to climate change, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, have been introduced in the U.S. Congress. In addition, the EPA is in the process of adopting and implementing regulations limiting greenhouse gas emissions in lieu of Congressional action. If enacted, such regulations could impose significant additional costs on the Company, including increased energy costs, higher material prices, and costly mandatory vessel and equipment modifications. The Company is unable to predict, at this time, the outcome or financial impact, if any, of future climate change related legislation.

In June 2011, the Equal Employment Opportunity Commission ("EEOC") served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. ("McBryde Resources") with a lawsuit, which alleges that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms.  In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this lawsuit, which has been filed in the U.S. District Court for the District of Hawaii. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B’s results of operations or financial position.

(3)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended June 30,		SixMonths Ended June 30,
	2011	2010	2011	2010
Denominator for basic EPS – weighted average shares	41.7	41.2	41.6	41.1
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.5	0.2	0.4	0.3
Denominator for diluted EPS – weighted average shares	42.2	41.4	42.0	41.4

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 0.2 million and 1.9 million shares of common stock for the three month periods ended June 30, 2011 and 2010, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.2 million and 1.9 million shares of common stock for the six months ended June 30, 2011 and 2010, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  In the first half of 2011, the Company granted non-qualified stock options to purchase 285,569 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $8.92 using the following weighted average assumptions: volatility of 29.1 percent, risk-free interest rate of 2.4 percent, dividend yield of 3.1 percent, and expected term of 6.0 years.

Activity in the Company’s stock option plans for the first half of 2011 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2011	1,332	1,055	190	2,577	$37.10
Granted	286	--	--	286	$40.63
Exercised	(85)	(171)	(17)	(273)	$29.69
Forfeited and expired	(10)	(8)	--	(18)	$45.95
Outstanding, June 30, 2011	1,523	876	173	2,572	$38.22	5.7	$25,942

Exercisable June 30, 2011	810	876	173	1,859	$39.88	4.7	$15,881

The following table summarizes restricted stock unit activity through June 30, 2011 (in thousands, except weighted-average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2011	330	$31.15
Granted	253	$38.70
Vested	(175)	$32.24
Canceled	(3)	$35.51
Outstanding, June 30, 2011	405	$35.37

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest over three years, provided certain performance targets related to the first year of the performance period are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Share-based expense (net of estimated forfeitures):
Stock options	$0.5	$0.4	$1.0	$0.8
Restricted stock units	1.2	1.4	2.7	2.6
Total share-based expense	1.7	1.8	3.7	3.4
Total recognized tax benefit	(0.5)	(0.6)	(1.0)	(1.1)
Share-based expense (net of tax)	$1.2	$1.2	$2.7	$2.3

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

Income from discontinued operations consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Discontinued operations (net of tax)
Sales of assets	$5.3	$5.9	$9.3	$19.1
Leasing operations	0.2	0.8	0.4	2.0
Total	$5.5	$6.7	$9.7	$21.1

Discontinued operations includes the results for properties that were sold through June 30, 2011 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Operations and the segment results (Note 10) for the first half of 2010 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2010.

(6)	Comprehensive income for the three and six months ended June 30, 2011 and 2010 consisted of (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$18.7	$28.9	$23.9	$46.2
Amortization of unrealized pension asset loss	0.7	2.6	2.2	4.4
Other	0.1	0.1	0.1	0.1
Comprehensive income	$19.5	$31.6	$26.2	$50.7

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

The components of net periodic benefit cost recorded for the second quarters of 2011 and 2010 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010

Service cost	$2.1	$1.8	$0.3	$0.3
Interest cost	5.0	4.8	1.0	0.8
Expected return on plan assets	(5.7)	(5.3)	--	--
Amortization of prior service cost	0.2	0.1	0.1	0.1
Amortization of net loss	2.3	1.4	0.5	--
Net periodic benefit cost	$3.9	$2.8	$1.9	$1.2

The components of net periodic benefit cost recorded for the first half of 2011 and 2010 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010

Service cost	$4.4	$3.9	$0.6	$0.5
Interest cost	10.0	9.7	1.9	1.6
Expected return on plan assets	(11.4)	(10.3)	--	--
Amortization of prior service cost	0.4	0.3	0.2	0.2
Amortization of net loss	4.4	4.1	1.0	0.1
Net periodic benefit cost	$7.8	$7.7	$3.7	$2.4

Based on the actuarial report dated as of January 1, 2011, net periodic benefit cost for 2011 is expected to total $15.5 million for pension benefits and $6.9 million for post-retirement benefits. In 2011, the Company expects cash contributions to its pension plans will total approximately $5 million.

(8)
Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s fixed-rate long-term debt at June 30, 2011 was $404 million and $433 million, respectively and $414 million and $438 million at December 31, 2010, respectively. The fair value of long-term debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

(9)
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt the standard effective January 1, 2012. The standard will change the presentation of the Company’s financial statements but will not affect the calculation of net income, comprehensive income or earnings per share.

(10)	Segment results for the quarter and the six months ended June 30, 2011 and 2010 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:
Transportation:
Ocean transportation	$314.2	$257.2	$583.8	$486.7
Logistics services	103.1	88.6	194.4	165.7
Real Estate:
Leasing	25.2	23.2	51.2	46.8
Sales	30.7	22.0	54.1	82.3
Less amounts reported in discontinued operations	(22.8)	(20.4)	(37.7)	(78.5)
Agribusiness	44.7	29.8	60.8	44.0
Reconciling Items	(6.9)	(3.6)	(13.4)	(7.7)
Total revenue	$488.2	$396.8	$893.2	$739.3

Operating Profit, Net Income:
Transportation:
Ocean transportation	$9.4	$37.0	$2.0	$47.4
Logistics services	2.1	1.5	3.6	3.4
Real Estate:
Leasing	10.4	8.5	21.0	17.6
Sales	10.6	8.0	22.6	29.4
Less amounts reported in discontinued operations	(9.0)	(10.4)	(16.0)	(33.0)
Agribusiness	8.5	1.8	11.1	0.7
Total operating profit	32.0	46.4	44.3	65.5
Interest Expense	(6.1)	(6.5)	(12.3)	(13.0)
General Corporate Expenses	(4.2)	(4.5)	(8.4)	(11.1)
Income From Continuing Operations Before Income Taxes	21.7	35.4	23.6	41.4
Income Tax Expense	8.5	13.2	9.4	16.3
Income From Continuing Operations	13.2	22.2	14.2	25.1
Income From Discontinued Operations (net of income taxes)	5.5	6.7	9.7	21.1
Net Income	$18.7	$28.9	$23.9	$46.2

(11)          Subsequent Events:

On August 5, 2011, the Company renewed certain of its revolving credit facilities that had an aggregate commitment of $325 million. The renewed facilities have an aggregate commitment of $355 million, which consists of a $230 million facility and $125 million facility for A&B and Matson, respectively. The renewed facilities expire in August 2016. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. Additionally, on August 5, 2011, in connection with the renewal of the Company’s revolving credit facilities, Matson terminated its Senior Secured Reducing Revolving Credit Facility (the “DnB Facility”) with DnB NOR, which had been entered into on June 28, 2005 and was scheduled to mature on June 28, 2015. The DnB Facility was terminated prior to its maturity because DnB NOR is a participant in the Company’s renewed credit facilities. The available capacity under the DnB Facility at termination was $52.5 million and no amounts were outstanding under the facility prior to termination. In conjunction with the termination of the DnB Facility, DnB NOR released the mortgage on the MV Maunalei.

On August 8, 2011, the Company finalized a decision to terminate Matson’s second China string (“CLX2”), effective August 21, 2011, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. Three of the five vessels chartered for CLX2 will be returned in the third quarter of 2011 when their charter terms end. Matson intends to sub-charter the remaining two vessels until July 2012 when such charter obligations terminate. Excess containers available due to the termination of CLX2 will be used in other services, returned to leasing companies or sold. Matson will also close an office in China and terminate the majority of employees hired for the service. These actions are expected to be substantially completed during 2011; however, the return of leased containers is expected to occur over a period of 12 to 18 months.

In connection with the discontinuation of CLX2 operations, Matson expects to recognize after-tax losses for the service that are expected to total approximately $20 million to $25 million. The majority of these costs is expected to be recognized in the third quarter of 2011 and are related to the final voyages and exit activities for the CLX2 service.

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

The Logistics Services segment, which is conducted through Matson Logistics, Inc. (“ML”), a wholly-owned subsidiary of Matson, is a non-asset based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“MLW”), a wholly-owned subsidiary of ML. MLW’s operations also include Pacific American Services, LLC (“PACAM”), a San Francisco Bay-area regional warehousing, packaging, and distribution company.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance, and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

In March 2011, the Company finalized an agreement to lease land and sell coffee inventory and certain assets used in the coffee business to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Second quarter of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Operating revenue	$488.2	$396.8	23%
Operating costs and expenses	462.7	355.6	30%
Operating income	25.5	41.2	-38%
Other income and (expense)	(3.8)	(5.8)	-34%
Income before taxes	21.7	35.4	-39%
Income tax expense	8.5	13.2	-36%
Discontinued operations (net of income taxes)	5.5	6.7	-18%
Net income	$18.7	$28.9	-35%

Basic earnings per share	$0.45	$0.70	-36%
Diluted earnings per share	$0.44	$0.70	-37%

Consolidated operating revenue for the second quarter of 2011 increased $91.4 million, or 23 percent, compared to the second quarter of 2010. This increase was due principally to Ocean Transportation ($57.0 million), Agribusiness ($14.9 million), Logistics Services ($14.5 million), Real Estate Leasing ($3.9 million, after subtracting leasing revenue from assets classified as discontinued operations), and Real Estate Sales ($4.4 million, after excluding revenue from discontinued operations). The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the second quarter of 2011 increased $107.1 million, or 30 percent, compared to the second quarter of 2010 due principally to $95.6 million in higher operating costs for the Transportation Industry segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) improved $2.0 million in the second quarter of 2011, primarily due to a $2.5 million bargain purchase gain related to a commercial property purchased from the Federal Deposit Insurance Corporation.

           Income taxes for the second quarter of 2011 decreased by $4.7 million compared to the second quarter of 2010 due to lower earnings from continuing operations. The effective tax rate for the second quarter of 2011 increased relative to the second quarter of 2010 due principally to non-recurring tax benefits in 2010 and the impact of lower income in 2011.

Consolidated – First half of 2011 compared with 2010

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Operating revenue	$893.2	$739.3	21%
Operating costs and expenses	865.3	687.4	26%
Operating income	27.9	51.9	-46%
Other income and (expense)	(4.3)	(10.5)	-59%
Income before taxes	23.6	41.4	-43%
Income taxes	9.4	16.3	-42%
Discontinued operations (net of income taxes)	9.7	21.1	-54%
Net income	$23.9	$46.2	-48%

Basic earnings per share	$0.57	$1.12	-49%
Diluted earnings per share	$0.57	$1.12	-49%

Consolidated operating revenue for the first half of 2011 increased $153.9 million, or 21 percent, compared to the first half of 2010. This increase was due principally to Ocean Transportation ($97.1 million), Logistics Services ($28.7 million), Agribusiness ($16.8 million), Real Estate Leasing ($8.5 million, after excluding leasing revenue from assets classified as discontinued operations), and Real Estate Sales ($8.5 million, after excluding revenue from discontinued operations). The reasons for the revenue change are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first half of 2011 increased $177.9 million, or 26 percent, compared to the first half of 2010, due principally to $165.7 million in higher costs for the Transportation Industry Segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) improved by $6.2 million in the first half of 2011 compared with the first half of 2010, due primarily to a $3.7 million gain on the sale of a joint venture investment interest in the first quarter of 2011.

Income taxes in the first half of 2011 were lower than the first half of 2010 due primarily to lower income. The higher effective tax rate in 2011 was due principally to non-deductible expenses that had a higher impact on the 2011 effective tax rate because of the lower income relative to 2010.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Second quarter of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$314.2	$257.2	22%
Operating profit	$9.4	$37.0	-75%
Operating profit margin	3.0%	14.4%
Volume (Units)*
Hawaii containers	35,600	33,700	6%
Hawaii automobiles	23,700	21,100	12%
China containers	38,800	16,400	2	X
Guam containers	3,400	4,200	-19%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue increased 22 percent, or $57.0 million, in the second quarter of 2011 compared to the second quarter of 2010. The revenue increase was principally due to higher volumes, primarily in the China and Hawaii trades, resulting in a $41.5 million improvement, and an $18.5 million increase in fuel surcharges due to higher fuel prices. These improvements were partially offset by lower yields and cargo mix of $5.8 million, principally in the China and Hawaii trades.

Total Hawaii container volume increased 6 percent in the second quarter of 2011 due to a new 2011 connecting carrier agreement with a large international carrier, growth in the overall market, and other customer gains. Matson’s Hawaii automobile volume for the quarter was 12 percent higher than the second quarter of 2010, due primarily to the timing of automobile rental fleet replacement activity. China container volume more than doubled due to incremental volume from Matson’s second China string (CLX2) that commenced in the third quarter of 2010. Partially offsetting the CLX2 volumes were reduced volumes from the existing China (CLX1) string due to lower demand. Guam volume was lower in 2011 as compared to 2010 due to competitive pressures and weaker market conditions.

Ocean Transportation posted operating profit of $9.4 million in the quarter, compared to an operating profit of $37.0 million in the second quarter of 2010. The decrease in operating profit was principally due to higher fuel prices and other operating costs associated with the operation of CLX2, which was not in existence in the second quarter of 2010. Overall, vessel expenses were $33.9 million higher on a quarter-over-quarter basis (principally higher fuel prices in CLX1 and higher CLX2 fuel consumption and vessel charter costs). Additionally, equipment costs, and to a lesser extent, administrative costs, increased $6.4 million (principally due to the CLX2 service), and terminal handling costs increased $4.4 million due primarily to higher rates. Operating profit was also impacted by reduced yields of $5.8 million in the second quarter of 2011 due to competitive pricing pressure and $1.1 million in lower SSAT earnings due to reduced container handling rates and increased operating costs. The increase in costs and lower yields were partially offset by $24.6 million in higher overall cargo volumes.

Ocean Transportation – First half of 2011 compared with 2010

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$583.8	$486.7	20%
Operating profit	$2.0	$47.4	-96%
Operating profit margin	0.3%	9.7%
Volume (Units)*
Hawaii containers	69,600	65,100	7%
Hawaii automobiles	41,600	42,900	-3%
China containers	69,000	30,900	2	X
Guam containers	6,700	7,700	-13%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue increased 20 percent, or $97.1 million, in the first half of 2011 compared to the first half of 2010. The revenue increase was due to higher volumes, primarily in the China and Hawaii trades, resulting in a $78.8 million increase as compared to the first half of 2010 and an $18.9 million increase in fuel surcharges, primarily related to higher fuel prices. Offsetting these increases were $3.1 million in lower yields and cargo mix, principally in the China and Hawaii trades.

Total Hawaii container volume increased 7 percent in the first half of 2011 due to the same factors cited for the quarter. Matson’s Hawaii automobile volume for the first half of the year was 3 percent lower than the first half of 2010, due primarily to the timing of automobile rental fleet replacement activity. China container volume more than doubled due to the same reason noted for the quarter. Guam volume was lower in 2011 as compared to 2010, due to the same reasons noted in the quarter.

Ocean Transportation posted operating profit of $2.0 million in the first half, compared to an operating profit of $47.4 million in the first half of 2010. The decrease in operating profit was principally due to higher overall fuel prices and other operating costs associated with the operation of the CLX2 string. Overall, vessel expenses were $70.8 million higher as compared to 2010 (principally higher fuel prices and CLX2 fuel consumption and vessel charter costs). Additionally, equipment costs increased $7.0 million and administrative costs increased $2.9 million, due primarily to CLX2, and  terminal handling costs increased $6.6 million due principally to higher rates. Operating profit was also impacted by reduced yields of $3.1 million as a result of competitive pricing pressures and $1.4 million in lower SSAT earnings due to the same reasons cited for the quarter. The increase in costs and lower yields were partially offset by $49.3 million in higher overall cargo volumes.

Logistics Services – Second quarter of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$63.5	$51.7	23%
Highway revenue	39.6	36.9	7%
Total Revenue	$103.1	$88.6	16%
Operating profit	$2.1	$1.5	40%
Operating profit margin	2.0%	1.7%

Logistics Services revenue for the second quarter of 2011 increased $14.5 million, or 16 percent, compared with the second quarter of 2010. This increase was principally due to higher Intermodal and warehouse volume and higher Intermodal and Highway rates, due primarily to higher fuel surcharges.  The increase in warehousing revenue, which is included in Highway services revenue, was principally due to customer expansion at the Company’s Savannah facilities. Intermodal volume grew 17 percent, driven primarily by increased inland activity to support Ocean Transportation’s expanded China business.

Logistics Services operating profit for the second quarter of 2011 increased $0.6 million, or 40 percent, compared with the second quarter of 2010. Operating profit increased principally due to higher Intermodal volume and higher volume at the Company’s warehousing facilities, as previously cited.

Logistics Services – First half of 2011 compared with 2010

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$117.4	$96.3	22%
Highway revenue	77.0	69.4	11%
Total Revenue	$194.4	$165.7	17%
Operating profit	$3.6	$3.4	6%
Operating profit margin	1.9%	2.1%

Logistics Services revenue for the first half of 2011 increased $28.7 million, or 17 percent, compared with the first half of 2010. This increase was principally due to higher Intermodal and warehouse volume and higher Intermodal and Highway rates, due primarily to higher fuel surcharges. Intermodal and warehouse volume grew 16 percent due to the same factor cited for the quarter.

Logistics Services operating profit for the first half of 2011 increased $0.2 million, or 6 percent, compared with the first half of 2010. Operating profit increased principally due to higher Intermodal and warehouse volume, partially offset by the prior year’s first quarter, large military project move.

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

Real Estate Leasing – Second quarter of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$25.2	$23.2	9%
Operating profit	$10.4	$8.5	22%
Operating profit margin	41.3%	36.6%
Occupancy Rates:
Mainland	93%	86%	7%
Hawaii	91%	93%	-2%
Leasable Space (million sq. ft.):
Mainland	6.3	7.0	-10%
Hawaii	1.5	1.2	25%

Real Estate Leasing revenue for the second quarter of 2011, before subtracting amounts presented as discontinued operations, was 9 percent higher than 2010, due to the revenue impacts resulting from the timing of acquisitions and dispositions and higher Mainland occupancies. Operating profit for the second quarter of 2011, before subtracting amounts presented as discontinued operations, was 22 percent higher than 2010, due to the same reasons described for the revenue increase.

In June 2011, the Company sold the Arbor Park Shopping Center in San Antonio, Texas and acquired the Union Bank Facility in Everett, Washington.  At June 30, 2011, the Company had approximately $25 million in tax-deferred proceeds that had not yet been reinvested.  Properties sold under the Company’s 1031 program are generally replaced within 180 days of the sale; however, revenue and operating profit for the current period, as compared to a prior period, may be lower because of the interim period that elapses between sale and reinvestment, or if the proceeds are not reinvested because a suitable replacement property that meets the Company’s investment criteria cannot be found.

Leasable space decreased 386,400 square feet in the second quarter of 2011 compared with the second quarter of 2010, principally due to the following activity between July 1, 2010 and June 30, 2011:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
10-10	Ontario Distribution Center	898,400	7-10	Komohana Industrial Park	238,300
1-11	Apex Building	28,100	10-10	Little Cottonwood Center	141,600
6-11	Arbor Park Shopping Center	139,500	11-10	Rancho Temecula Town Center	165,500
			11-10	Lahaina Square	50,200
			6-11	Union Bank Facility	84,000

	Total Dispositions	1,066,000		Total Acquisitions	679,600

Real Estate Leasing – First half of 2011 compared with 2010

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$51.2	$46.8	9%
Operating profit	$21.0	$17.6	19%
Operating profit margin	41.0%	37.6%
Occupancy Rates:
Mainland	92%	85%	7%
Hawaii	91%	93%	-2%

Real Estate Leasing revenue for the first half of 2011, before subtracting amounts presented as discontinued operations, was 9 percent higher than 2010, principally due to the timing of acquisitions and dispositions and higher Mainland occupancies.

Operating profit for the first half of 2011, before subtracting amounts presented as discontinued operations, was 19 percent higher than 2010, principally due to the same reasons cited for the quarter, but the increase was partially offset by higher depreciation and amortization.

Real Estate Sales – Second quarter and first half of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Improved property sales	$22.4	$15.5	45%
Development sales	2.9	1.4	2	X
Unimproved/other property sales	5.4	5.1	6%
Total revenue	$30.7	$22.0	40%
Operating profit before joint ventures	$11.1	$8.2	35%
Earnings from joint ventures	(0.5)	(0.2)	-3	X
Total operating profit	$10.6	$8.0	33%

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Improved property sales	$36.6	$70.7	-48%
Development sales	4.8	2.1	2	X
Unimproved/other property sales and investment gain	12.7	9.5	34%
Total revenue	$54.1	$82.3	-34%
Operating profit before joint ventures & investment gain	$17.4	$30.3	-43%
Earnings from joint ventures and investment gain	5.2	(0.9)	N	M
Total operating profit	$22.6	$29.4	-23%

2011 Second Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $30.7 million and $10.6 million, respectively, and were principally composed of the sales of Arbor Park Shopping Center (a retail center in San Antonio, Texas), a vacant four-acre Maui parcel entitled for hotel development, and three units at the Company’s Keola La’i condominium project on Oahu.

2011 First Half: Revenue for the first half of 2011, before subtracting amounts presented as discontinued operations, was $54.1 million and, in addition to the sales described above, included the sales of two commercial properties on Maui and Oahu, an 86-acre vacant parcel on Maui, and a Keola La’i condominium unit on Oahu. In addition to the sales described above, operating profit of $22.6 million for the first half of 2011 included a gain from the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and two units at the Company’s Ka Milo joint venture development on the island of Hawaii, partially offset by other joint venture holding costs.

2010 Second Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $22.0 million and $8.0 million, respectively, and included the sale of Valley Freeway Corporate Park (an industrial property in Washington State), a residential unit on Oahu, and a leased fee parcel and five vacant parcel sales on Maui.

2010 First Half: Revenue for the first half of 2010, before subtracting amounts presented as discontinued operations, was $82.3 million and, in addition to the sales described above, included the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, a 75-acre parcel to Kauai County for affordable housing, and three residential units on Oahu. Real Estate Sales operating profit for the first half of 2010 of $29.4 million included, in addition to the sales described above, $1.8 million from the payoff of an investment in a non-performing mortgage loan that was acquired in the fourth quarter of 2009, and five residential units on Maui and the Big Island, partially offset by other joint venture holding costs.

Real Estate Discontinued Operations – 2011 compared with 2010

The revenue and operating profit related to discontinued operations were as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions, before tax)	2011	2010	2011	2010
Sales revenue	$22.4	$18.1	$36.6	$73.3
Leasing revenue	$0.4	$2.3	$1.1	$5.2
Sales operating profit	$8.7	$9.2	$15.3	$29.9
Leasing operating profit	$0.3	$1.2	$0.7	$3.1

2011:  The revenue and expenses related to the sales of the Arbor Park Shopping Center in San Antonio, Texas and two commercial buildings on Maui and Oahu have been classified as discontinued operations.

2010:  The revenue and expenses related to the sales of the Mililani Shopping Center on Oahu, Kele Center on Maui, Valley Freeway Corporate Park in Washington State, and a leased fee parcel on Maui have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through June 30, 2011 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20. The leasing revenue and operating profit for the first half of 2011 and 2010 have been restated to reflect property that was classified as discontinued operations subsequent to June 30, 2010.

AGRIBUSINESS

Agribusiness – Second quarter of 2011 compared with 2010

	Quarter Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$44.7	$29.8	50%
Operating profit	$8.5	$1.8	5	X
Tons sugar produced	67,700	72,500	-7%
Tons sugar sold (bulk raw sugar)	36,300	22,700	60%

Agribusiness revenue for the second quarter of 2011 increased $14.9 million, or 50 percent, compared to the second quarter of 2010. The increase was primarily due to $12.8 million in higher bulk raw sugar revenue, resulting from an increase in tons sold and higher sales prices, higher molasses revenues due to higher sales volume, and higher power sales revenue, primarily resulting from higher selling prices. These increases were partially offset by lower coffee revenue resulting from the sale of the coffee operations at the end of the first quarter.

Operating profit for the second quarter of 2011 increased $6.7 million compared to the second quarter of 2010. The increase was primarily due to a $3.0 million improvement in raw sugar margins due to higher prices and volume, improved molasses sales margin due to higher volumes, and higher power margins principally due to higher prices.

Agribusiness – First half of 2011 compared with 2010

	Six Months Ended June 30,
(dollars in millions)	2011	2010	Change
Revenue	$60.8	$44.0	38%
Operating profit	$11.1	$0.7	16	X
Tons sugar produced	74,400	72,500	3%
Tons sugar sold (bulk raw sugar)	36,300	22,700	60%

Agribusiness revenue for the first half of 2011 increased $16.8 million, or 38 percent, compared with the first half of 2010. The increase was primarily due to $12.8 million in higher bulk raw sugar revenue, resulting from an increase in tons sold and higher sales prices, higher molasses sales revenue due to higher sales volume, revenue from the charter of the sugar vessel, and higher power revenue, primarily from higher power prices. The increase in revenues was partially offset by a decrease in coffee revenue resulting from the sale of the coffee operations in the first quarter of 2011, and lower specialty sugar sales due to lower specialty sales volumes.

Operating profit for the first half of 2011 increased $10.4 million compared to the first half of 2010. The increase was primarily due to a $3.2 million improvement in molasses sales margin due to higher sales volumes, improvement in raw sugar sales margins, for the same reasons cited for the quarter, $1.5 million improvement in power margins, mainly due to higher power prices, and $1.4 million improvement in specialty sugar sales margins, primarily due to lower production costs and higher sales prices.

Year-to-date sugar production was 3 percent higher in 2011 than in 2010, due principally to an increase in the number of acres harvested in the first half of the year.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

On August 5, 2011, the Company renewed certain of its revolving credit facilities that had an aggregate commitment of $325 million. The renewed facilities have an aggregate commitment of $355 million, which consists of a $230 million facility and $125 million facility for A&B and Matson, respectively. The renewed facilities expire in August 2016. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. Additionally, on August 5, 2011, in connection with the renewal of the Company’s revolving credit facilities, Matson terminated its Senior Secured Reducing Revolving Credit Facility (the “DnB Facility”) with DnB NOR, which had been entered into on June 28, 2005 and was scheduled to mature on June 28, 2015. The DnB Facility was terminated because DnB NOR is a participant in the Company’s renewed credit facilities. The available capacity under the DnB Facility at termination was $52.5 million and no amounts were outstanding under the facility prior to termination. In conjunction with the termination of the DnB Facility, DnB NOR released the mortgage on the MV Maunalei.

Cash Flows:  Cash flows from operating activities totaled $17 million for the first half of 2011, compared with $39 million for the first half of 2010. This decrease was due principally to lower Matson earnings, partially offset by higher Agribusiness results.

Cash flows used in investing activities totaled $32 million for the first half of 2011, compared with $51 million in the first half of 2010. The decrease in net cash used in investing activities was due primarily to a net $29 million decrease in investments compared to 2010, principally related to investments in the Company’s Kukui’ula joint venture, partially offset by an $11 million increase in capital expenditures in 2011.

Capital expenditures for the first half of 2011 totaled $35 million compared with $24 million for the first half of 2010. Capital expenditures for the first half of 2011 included $28 million for the purchase of transportation-related assets, $4 million for real estate related acquisitions, development and property improvements, and $3 million related to agricultural operations. The $35 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2011 excludes $11 million of tax-deferred real estate purchases under Section 1031 of the IRS code since the Company did not actually take control of the cash during the exchange period. The 2010 expenditures included $15 million for the purchase of transportation-related assets, $5 million for real estate related acquisitions, development and property improvements, and $4 million related to agricultural operations. The $24 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2010 excludes $53 million of tax-deferred purchases since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities were $16 million for the first half of 2011, compared with $32 million during the first half of 2010. The decrease in cash flows from financing activities was principally due to a $21 million decrease in borrowings in 2011 as compared to 2010. Cash flows provided by financing activities were $32 million for the first half of 2010, compared with cash flows used in financing activities of $56 million during the first half of 2009. The increase in cash flows from financing activities was principally due to a net $55 million increase in debt in 2010, compared to a net $30 million reduction of debt in 2009.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and sugar inventory, totaled $231 million at June 30, 2011, an increase of $36 million from December 31, 2010. The increase was due primarily to a $24 million increase in receivables and a $12 million increase in sugar inventories.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of June 30, 2011, available capacity under these facilities totaled $311 million. The total debt as of June 30, 2011 was $556 million compared to $522 million at the end of 2010. The increase in debt during the first half of 2011 was principally due to $35 million in capital expenditures, including investments in real estate joint ventures and real estate development projects, but was also due to lower Matson earnings.

Balance Sheet:  The Company had a working capital balance of $14 million at June 30, 2011, compared to a negative working capital balance of $89 million at the end of 2010. The improvement in working capital is entirely due to the reclassification of the Company’s outstanding revolving debt balances from current liabilities to non-current liabilities as a result of the renewal of its revolving credit facilities, which was completed on August 5, 2011, as previously described. At June 30, 2011, the Company was in compliance with all of its covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:  Sales – During the second quarter of 2011, approximately $22 million of proceeds from the sale of a shopping center in San Antonio, Texas qualified for tax-deferral treatment under Internal Revenue Code Section 1031.  During the second quarter of 2010, approximately $20 million of proceeds from the sales of an industrial warehouse property in Kent, Washington, a leased fee parcel on Maui, and four non-core land holdings on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the second quarter of 2011, the Company utilized $11 million in proceeds from tax-deferred sales to purchase the Union Bank facility in Everett, Washington. There were no purchases during the first quarter of 2011 that utilized tax-deferred funds. During the second quarter of 2010, the Company utilized $23 million in proceeds from tax-deferred sales to purchase Lanihau Marketplace on the Big Island of Hawaii. During the first quarter of 2010, the Company utilized $31 million in proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of June 30, 2011, there were $25 million in proceeds from tax-deferred sales that had not been reinvested.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at June 30, 2011, and herein incorporated by reference, is included in Note 2 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion provides an update of the Company’s outlook for 2011. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17-25 of the Company’s 2010 Form 10-K.

The Company’s overall outlook for 2011 continues to assume a slow and steady recovery of the U.S. economy, and modest growth in Hawaii, principally from a continued recovery of the visitor industry. Hawaii’s economy continued to improve gradually in the first half of 2011, supported by solid year-over-year growth in visitor arrivals and expenditures, despite lower arrivals from Japanese visitors following the March earthquake and ensuing events.

Second China-Long Beach Express (CLX2):  The Company achieved a number of the operating goals it had set out to attain in CLX2 since the inception of the service in September 2010, including sales volume and vessel utilization expectations. However, these successes were not sufficient to overcome the negative financial impact from high fuel prices and low container freight rates stemming from overcapacity in the Transpacific trade lane. As a result, the service incurred second quarter and year-to-date pre-tax operating losses of $18 million and $30 million, respectively. Our expectation is that over both the near and long term, fuel prices will generally remain high and Transpacific container rates will remain volatile. After an evaluation of all alternatives for the service, the Company concluded that CLX2’s past performance and its outlook do not merit continued investment.

On August 8, 2011, the Company announced that CLX2 will be discontinued, with its last eastbound sailing to occur on August 21,2011.  The Company expects to report after-tax losses from the discontinuation of CLX2 operations of between $20 and $25 million, the majority of which are expected to be recorded in the third quarter of 2011. This comprises both anticipated operating losses for the third quarter and termination costs. The termination of CLX2 is not expected to impact the Company’s Hawaii, Guam or CLX1 services.

Ocean Transportation:  The Company continues to expect modest volume improvement in 2011 for its Hawaii trade lane. However, Guam volumes are now expected to be lower than last year due to competitive pressures, weaker market conditions, due in part to a significant decline in Japanese visitors to Guam, and the continued delay of military relocation construction. In addition, the Company expects that CLX1 performance, relative to 2010, will continue to be negatively impacted by high fuel prices and a challenging Transpacific freight environment. As a result, the Company expects that, excluding the impacts from CLX2, Ocean Transportation operating profit for the second half of 2011 will be lower than the second half of 2010. Ocean Transportation’s performance continues to be highly dependent on the future performance of the national and Hawaii economies, fuel prices, Transpacific freight rates, and other factors that, in the current environment, cannot be predicted with certainty.

Logistics Services:  For the second half of 2011, the Company expects modest growth in warehousing and distribution, but overall performance in the second half is expected to be relatively flat compared with 2010.

Real Estate Leasing: Expected stability in market rents and improved occupancy in the Company’s Mainland portfolio are supporting an expectation for modest second half improvement in Leasing results as compared to the second half of 2010.  This outlook anticipates some softening in Hawaii occupancy and rents, as Hawaii’s real estate market generally lags the U.S. Mainland recovery, and higher depreciation expense due to recent acquisitions.

Real Estate Development and Sales:  Real estate sales are opportunistic and episodic by nature and, therefore, difficult to predict with certainty. The Company produced good sales results in the first half of the year, although some of those sales had been anticipated in the second half of the year. The Company will be in a position to provide greater clarity on second half sales as the year progresses.

Agribusiness:  The Agribusiness segment operating performance is expected to remain strong for the balance of 2011, based on a forecasted increase in sugar production and higher sugar prices that have been locked in for approximately 90 percent of the projected crop. Third and fourth quarter results are expected to be positive, though profits are expected to be lower than second quarter levels due to the exceptionally high pricing achieved for a second quarter raw sugar delivery. Financial performance, as always, depends on successful completion of the sugar harvest, which is at its halfway point.

OTHER MATTERS

Dividends:  The Company’s second quarter dividend of $0.315 per share was paid on June 2, 2011 to shareholders of record as of the close of business on May 12, 2011. On June 23, 2011, the Company’s Board of Directors announced a third-quarter 2011 dividend of $0.315 per share, payable on September 1, 2011 to shareholders of record as of the close of business on August 4, 2011.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 1 of the consolidated financial statements included in Item 8 of the Company’s 2010 Form 10-K.

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

Officer and Management Changes:  The following management changes were effective between January 1, 2011 and July 30, 2011.

On February 11, 2011, the Company announced the retirement of Norbert M. Buelsing, president of A&B Properties, Inc. and the appointment of Christopher J. Benjamin, senior vice president, chief financial officer and treasurer of A&B and general manager of Hawaiian Commercial & Sugar Company (HC&S), to president of the A&B Land Group and president of A&B Properties, Inc. Mr. Benjamin’s appointment to his new role will be effective on September 1, 2011.

On July 6, 2011, the Company announced the appointment of Joel Wine as senior vice president, chief financial officer and treasurer of A&B, effective September 1, 2011.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2011, the Equal Employment Opportunity Commission ("EEOC") served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc., ("McBryde Resources") with a lawsuit, which alleges that McBryde and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms.  In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this lawsuit, which has been filed in the U.S. District Court for the District of Hawaii. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 - 30, 2011	--	--	--	--
May 1 - 31, 2011	13,407 (1)	48.04	--	--
Jun 1 - 30, 2011	217 (1)	46.98	--	--

(1)
Represents shares accepted for the exercise of options and in satisfaction of tax withholding obligations arising upon option exercises or the vesting of non-vested common stock and restricted stock units.

ITEM 5. OTHER INFORMATION

Entry into a Material Definitive Agreement; Termination of a Material Definitive Agreement; Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant

On August 5, 2011, Alexander & Baldwin, Inc. (“A&B”), entered into a Credit Agreement (the “A&B Agreement”) with First Hawaiian Bank (“FHB”), Bank of America, N.A. (“BofA”), Wells Fargo Bank, National Association (“Wells Fargo”), DnB NOR Bank ASA (“DnB NOR”), U.S. Bank, N.A.(“USB”), American Savings Bank, F.S.B. (“ASB”), and Bank of Hawaii (“BOH”) (collectively, the “Lenders”), for a $230 million revolving credit facility. Concurrently, Matson Navigation Company, Inc. (“Matson”), a wholly-owned subsidiary of A&B, entered into a Credit Agreement (the “Matson Agreement”) with the Lenders for a $125 million revolving credit facility that is linked to the A&B Agreement.

The A&B Agreement supersedes A&B’s Credit Agreement, dated December 28, 2006, as amended, with FHB, BofA, Wells Fargo, ASB, BOH, and BNP Paribas for a $225 million revolving credit facility. The Matson Agreement supersedes Matson’s Credit Agreement, dated December 28, 2006, as amended, with FHB, BofA, Wells Fargo, ASB, BOH, and BNP Paribas for a $100 million revolving credit facility.

The A&B Agreement and Matson Agreement, which expire on August 5, 2016, together provide A&B and Matson with an aggregate $355 million, 5-year unsecured commitment (“Senior Credit Facility”). During the term of the Senior Credit Facility, A&B and Matson (collectively, the “Borrowers” or the “Company”), at their option, may reallocate the $355 million commitment available under the Senior Credit Facility between the Borrowers, provided the aggregate commitment remains at $355 million.  The Borrowers may allocate the entire commitment available under the Senior Credit Facility to A&B, or they may allocate any other amount to Matson, provided the allocation to Matson does not exceed $150 million.

The Senior Credit Facility also provides for: (i) a $100 million sub-limit for the issuance of standby and commercial letters of credit for the account of A&B, (ii) a $50 million sub-limit for the issuance of standby and commercial letters of credit for Matson, and (iii) a $50 million sub-limit for swing line loans for the Borrowers.

The Senior Credit Facility is subject to facility fees, letter of credit fees and interest on draws based on either the Company’s credit rating or the ratio of A&B’s debt to earnings before interest, taxes, depreciation, and amortization (“Debt/EBITDA”). Facility fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.10% to 0.35% for facility fees and 0.90% to 1.75% for letter of credit fees, based on A&B’s Debt/EBITDA or credit rating. Interest rates on draws under the Senior Credit Facility are also tied to a sliding scale of rates based on A&B’s Debt/EBITDA or credit rating, plus London Interbank Offered Rate (“LIBOR”) for the applicable borrowing period.  These rates range from 0.90% to 1.75% plus LIBOR, based on A&B’s Debt/EBITDA or credit rating. Alternatively, the Borrowers may select an interest rate based on a “base rate option,” as defined in the agreements.

Amounts drawn under the Senior Credit Facility currently bear interest at 1.10% plus LIBOR, provided A&B maintains a Debt/EBITDA ratio of less than 2.5 to 1.0 or maintains at least a BBB+ credit rating from Standard & Poor’s. The borrowing term for draws under the Senior Credit Facility ranges from one week to six months, at the Borrowers’ option.

Amounts drawn under the swing line bear interest at a rate agreed between the Borrowers and the Lenders at the time a draw is made and loans mature no later than ten business days from the date of the draw.

The A&B Agreement and the Matson Agreement contain various restrictive covenants. Restrictive covenants for A&B include the requirement that it maintain minimum shareholders’ equity levels, minimum property investment values, and Debt/EBITDA of no more than 3.75:1. Restrictive covenants for Matson include the requirement that it maintain minimum shareholders’ equity levels, working capital in excess of $1, limitations on funded debt to shareholders’ equity, and limitations on the creation of certain liens.

On August 5, 2011, in connection with the renewal of the Senior Credit Facility, Matson terminated its Senior Secured Reducing Revolving Credit Facility (the “DnB Facility”) with DnB NOR, which had been entered into on June 28, 2005 and was scheduled to mature on June 28, 2015. The DnB Facility was terminated prior to its maturity because DnB is a participant in the Company’s renewed credit facilities. The available capacity under the DnB Facility was $52.5 million and no amounts were outstanding under the facility prior to termination. In conjunction with the termination of the DnB Facility, DnB NOR released the First Preferred Ship Mortgage on the MV Maunalei, dated June 28, 2005.

The foregoing description of the A&B Agreement and the Matson Agreement is qualified in its entirety by the terms of the A&B Agreement and the Matson Agreement, which are filed as Exhibits 10.1 and 10.2, respectively

Costs Associated with Exit or Disposal Activities

On August 8, 2011, the Company finalized a decision to terminate Matson’s second China string (“CLX2), effective August 21, 2011, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. Three of the five vessels chartered for CLX2 will be returned in the third quarter of 2011 when their charter terms end. Matson intends to sub-charter the remaining two vessels until July 2012 when such charter obligations terminate. Excess containers available due to the termination of CLX2 will be used in other services, returned to leasing companies or sold. Matson will also close an office in China and terminate the employees hired for the service. These actions are expected to be substantially completed during 2011; however, the return of leased containers is expected to occur over a period of 12 to 18 months.

In connection with the discontinuation of CLX2 operations, Matson expects to recognize after-tax losses for the service that are expected to total approximately $20 million to $25 million. Approximately $5 million to $6 million relates to ship repositioning and charter obligations, $7 million to $9 million relates to container repositioning and lease obligations, and $8 million to $10 million relates to operating losses and other associated exit costs. The majority of these costs is expected to be recognized in the third quarter of 2011. Aggregate cash expenditures are expected to approximate the estimated aggregate losses.

ITEM 6.  EXHIBITS

10.1           Credit Agreement, dated August 5, 2011, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii.

10.2           Credit Agreement, dated August 5, 2011, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: August 8, 2011	/s/ Christopher J. Benjamin
Christopher J. Benjamin
Senior Vice President,
Chief Financial Officer and Treasurer

Date: August 8, 2011	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.1           Credit Agreement, dated August 5, 2011, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii.

10.2           Credit Agreement, dated August 5, 2011, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii.

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