Form 10-Q
period 2011-09-30
ALEXANDER & BALDWIN INC
filed 2011-11-09
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☒ No ☐

Number of shares of common stock outstanding as of September 30, 2011: 41,694,559

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income
(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Operating revenue	$440.2	$437.3	$1,262.1	$1,176.0

Costs and Expenses:
Costs of goods sold, services and rentals	366.5	353.9	1,054.8	965.4
Selling, general and administrative	37.3	40.4	112.9	116.0
Operating costs and expenses	403.8	394.3	1,167.7	1,081.4

Operating Income	36.4	43.0	94.4	94.6
Other Income and (Expense):
Gain on insurance settlement	--	--	--	0.7
Gain on sale of investment and other	--	--	6.2	0.7
Equity in income (losses) of real estate affiliates	(1.1)	4.4	0.5	3.5
Interest income	--	0.1	0.2	2.1
Interest expense	(6.3)	(6.3)	(18.6)	(19.3)
Income Before Taxes	29.0	41.2	82.7	82.3
Income tax expense	10.7	15.6	31.6	31.8
Income From Continuing Operations	18.3	25.6	51.1	50.5
Income (Losses) From Discontinued Operations (net of taxes) (Note 5)	(9.6)	0.1	(18.5)	21.4

Net Income	$8.7	$25.7	$32.6	$71.9

Basic Earnings Per Share:
Continuing operations	$0.44	$0.62	$1.23	$1.23
Discontinued operations	(0.23)	--	(0.45)	0.52
Net income	$0.21	$0.62	$0.78	$1.75

Diluted Earnings Per Share:
Continuing operations	$0.44	$0.62	$1.22	$1.22
Discontinued operations	(0.23)	--	(0.45)	0.52
Net income	$0.21	$0.62	$0.77	$1.74

Weighted Average Number of Shares Outstanding:
Basic	41.7	41.3	41.6	41.2
Diluted	42.1	41.5	42.0	41.4

Cash Dividends Per Share	$0.315	$0.315	$0.945	$0.945

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)
	September 30,	December 31,
ASSETS	2011	2010
Current Assets:
Cash and cash equivalents	$17	$14
Accounts and notes receivable, net	177	165
Inventories	52	35
Real estate held for sale	3	8
Deferred income taxes	8	8
Section 1031 exchange proceeds	--	1
Prepaid expenses and other assets	29	33
Total current assets	286	264
Investments in Affiliates	349	329
Real Estate Developments	132	122
Property, at cost	2,947	2,901
Less accumulated depreciation and amortization	1,308	1,250
Property – net	1,639	1,651
Employee Benefit Plan Assets	3	3
Other Assets	150	126
Total	$2,559	$2,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$67	$136
Accounts payable	142	137
Payroll and employee benefits	19	20
Uninsured claims	8	10
Accrued and other liabilities	49	50
Total current liabilities	285	353
Long-term Liabilities:
Long-term debt	503	386
Deferred income taxes	429	431
Employee benefit plans	140	135
Uninsured claims and other liabilities	57	54
Total long-term liabilities	1,129	1,006
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	236	223
Accumulated other comprehensive loss	(78)	(82)
Retained earnings	964	972
Cost of treasury stock	(11)	(11)
Total shareholders' equity	1,145	1,136
Total	$2,559	$2,495

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities	$42	$81

Cash Flows from Investing Activities:
Capital expenditures	(51)	(39)
Proceeds from disposal of property and other assets	10	28
Deposits into Capital Construction Fund	(4)	(4)
Withdrawals from Capital Construction Fund	4	4
Increase in investments	(23)	(78)
Reduction in investments	8	12
Net cash used in investing activities	(56)	(77)

Cash Flows from Financing Activities:
Proceeds from issuances debt	169	163
Payments of debt and deferred financing costs	(111)	(111)
Proceeds from (payments on) line-of-credit agreements, net	(10)	(23)
Proceeds from issuances of capital stock and other	9	4
Dividends paid	(40)	(39)
Net cash provided by (used in) financing activities	17	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	$3	$(2)

Other Cash Flow Information:
Interest paid	$(20)	$(21)
Income taxes paid	$(15)	$(40)

Other Non-cash Information:
Depreciation and amortization expense	$81	$79
Tax-deferred real estate sales	$44	$78
Tax-deferred real estate purchases	$(31)	$(91)

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

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2010) at September 30, 2011, included the following (in millions):

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

(a)
Represents letters of credit, of which, $8 million enables the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance also includes two letters of credit totaling $11 million related to the Company’s real estate projects.

(b)	Consists of $13 million in U.S. customs bonds, $17 million in bonds related to real estate construction projects in Hawaii, and $1 million related to transportation and other matters.

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

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint ventures renegotiated a $10 million loan that extended the maturity date of the loan to August 2011, with a one-year extension option, which was subsequently executed. At the time of the extension, the principal balance of the note was $9 million. The  new scheduled maturity date is August 2012, at which time the entire unpaid principal balance and all accrued and unpaid interest charges will be payable.  As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner shall make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement was not material, and as of September 30, 2011, the Company had not paid any amounts under the guaranty.

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

The loss of East Maui and West Maui water as a result of the Water Commission’s decisions imposes challenges to the Company’s sugar growing operations.  While the resulting water loss does not immediately threaten near-term sugar production, it will result in a future suppression of sugar yields and will have an impact on the Company that will only be quantifiable over time.  Accordingly, the Company is unable to predict, at this time, the outcome or financial impact of the water proceedings.

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

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order. On May 28, 2010, the plaintiffs filed a second amended complaint. On November 30, 2010, the judge dismissed the complaint with prejudice. On December 22, 2010, the plaintiffs filed an appeal to the Ninth Circuit Court of Appeals. On September 29, 2011, the Ninth Circuit affirmed the District Court’s dismissal of the complaint with prejudice.

In March 2011, the Environmental Protection Agency (“EPA”) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters, which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations by early 2014. The Company is currently evaluating the impact of the new standards.  However, the effective date of the rule has been stayed pending reconsideration of certain aspects of the rule by EPA or completion of proceedings for judicial review. In addition, legislation is pending in Congress that could impact both the content of the rule and the effective date. Accordingly, further changes to the rule and to the compliance schedule are likely. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

In June 2011, the Equal Employment Opportunity Commission ("EEOC") served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. ("McBryde Resources") with a lawsuit, which alleges that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, but gave the EEOC 45 days from the date the judge issues the order to file an amended complaint. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit. In a case not involving the Company, but relating to the use of Thai workers in Hawaii, the U.S. Department of Justice had charged the owners of Aloun Farm, Inc., an agricultural business located on the island of Oahu, also with illegal labor actions.  In August 2011, the case was dismissed with prejudice by the U.S. District Court in Hawaii after the third day of trial without the defendants having to put on their case.

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

(3)	Earnings Per Share (“EPS”): The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Denominator for basic EPS – weighted average shares	41.7	41.3	41.6	41.2
Effect of dilutive securities:
Employee/director stock options and restricted stock units	0.4	0.2	0.4	0.2
Denominator for diluted EPS – weighted average shares	42.1	41.5	42.0	41.4

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.4 million and 1.6 million shares of common stock for the three months ended September 30, 2011 and 2010, respectively. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase approximately 1.2 million and 1.9 million shares of common stock for each of the nine month periods ended September 30, 2011 and 2010. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  Through September 30, 2011, the Company granted non-qualified stock options to purchase approximately 316,537 shares of the Company’s common stock. The weighted average grant-date fair value of each stock option granted, using the Black-Scholes-Merton option pricing model, was $8.92 using the following weighted average assumptions: volatility of 29.2 percent, risk-free interest rate of 2.3 percent, dividend yield of 3.1 percent, and expected term of 6.0 years.

Activity in the Company’s stock option plans through September 30, 2011 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2011	1,332	1,055	190	2,577	$37.10
Granted	317	--	--	317	$40.75
Exercised	(86)	(171)	(17)	(274)	$29.70
Forfeited and expired	(14)	(11)	--	(25)	$45.06
Outstanding, September 30, 2011	1,549	873	173	2,595	$38.25	5.6	$9,355

Exercisable September 30, 2011	805	873	173	1,851	$39.88	4.5	$6,042

The following table summarizes restricted common stock unit activity through September 30, 2011 (in thousands, except weighted-average, grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding January 1, 2011	330	$31.15
Granted	259	$38.78
Vested	(175)	$32.24
Canceled	(3)	$35.51
Outstanding September 30, 2011	411	$35.47

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represent performance-based awards that vest after three years, provided certain performance targets related to the first year of the performance period are achieved.

A summary of the compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Share-based expense (net of estimated forfeitures):
Stock options	$0.5	$0.5	$1.5	$1.3
Restricted stock units	1.4	1.4	4.1	4.0
Total share-based expense	1.9	1.9	5.6	5.3
Total recognized tax benefit	(0.5)	(0.6)	(1.6)	(1.7)
Share-based expense (net of tax)	$1.4	$1.3	$4.0	$3.6

(5)
Accounting for and Classification of Discontinued Operations: As required by FASB ASC Subtopic 205-20, Discontinued Operations, the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. Certain income-producing properties that are classified as “held for sale” under the requirements of FASB ASC Subtopic 205-20, are also treated as discontinued operations. Depreciation on these assets ceases upon their classification as “held-for-sale.” Discontinued operations includes the results for properties that were sold through September 30, 2011 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 10) for the third quarter and first nine months of 2010 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2010. Sales of land, residential units, and office condominium units are generally considered inventory and are not included in discontinued operations.

In August 2011, the Company finalized a decision to terminate Matson’s CLX2 service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers is expected to continue through 2012 and two of the five ships are expected to be sub-chartered until they are returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contacts for these vessels. As of September 30, 2011, the Company had recorded a liability of $7.2 million, representing the fair value of the obligations arising from exit activities associated with the termination of the service. The liability, which is principally related to future charter lease payments, net of sub-charter revenue, is expected to be substantially settled by July 31, 2012. There were no material assets owned by the Company that were associated with the CLX2 service at September 30, 2011. The revenue included in discontinued operations was $22.0 million and $5.7 million for the third quarters of 2011 and 2010, respectively, and $92.6 million and $5.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Income (losses) from discontinued operations consisted of the following (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Discontinued operations (net of tax):
Sales of real estate assets	$4.3	$0.4	$13.8	$19.5
Real estate leasing operations	0.1	1.0	0.8	3.2
CLX2 operating and shutdown losses	(14.0)	(1.3)	(33.1)	(1.3)
Total	$(9.6)	$0.1	$(18.5)	$21.4

In addition to the above losses classified as discontinued operations, the Company incurred approximately $3.7 million, net of tax, in additional costs that did not meet the criteria to be classified as discontinued operations. These costs were primarily related to the repositioning of excess containers that will continue to be used in the Company’s ongoing operations.

(6)           Comprehensive income for the three and nine months ended September 30, 2011 and 2010 consisted of (in millions):

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income	$8.7	$25.7	$32.6	$71.9
Employee benefit plans - amortization of net loss and prior service costs	1.8	1.5	4.0	5.9
Other	--	--	0.1	0.1
Comprehensive income (net of tax)	$10.5	$27.2	$36.7	$77.9

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

The components of net periodic benefit cost recorded for the third quarters of 2011 and 2010 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010

Service cost	$2.2	$1.9	$0.3	$0.2
Interest cost	5.0	4.9	0.9	0.9
Expected return on plan assets	(5.7)	(5.1)	--	--
Amortization of prior service cost	0.2	0.2	--	--
Amortization of net (loss) gain	2.2	2.0	0.5	--
Net periodic benefit cost	$3.9	$3.9	$1.7	$1.1

The components of net periodic benefit cost recorded for the first nine months of 2011 and 2010 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010

Service cost	$6.6	$5.8	$0.9	$0.7
Interest cost	15.0	14.6	2.8	2.5
Expected return on plan assets	(17.1)	(15.4)	--	--
Amortization of prior service cost	0.6	0.5	0.2	0.2
Amortization of net (loss) gain	6.6	6.1	1.5	0.1
Net periodic benefit cost	$11.7	$11.6	$5.4	$3.5

Based on the actuarial report dated as of January 1, 2011, net periodic benefit cost for 2011 is expected to total approximately $15.5 million for pension benefits and $6.9 million for post-retirement benefits. In 2011, the Company expects cash contributions to its pension plans will total approximately $4 million.

(8)
Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at September 30, 2011 was $570 million and $615 million, respectively, and $522 million and $546 million at December 31, 2010, respectively. The fair value of long-term debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

(9)
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt the standard effective January 1, 2012. The standard will change the presentation of the Company’s financial statements but will not affect the calculation of net income, comprehensive income or earnings per share.

In September 2011, the FASB issued amended accounting guidance related to disclosures about an employer’s participation in a multiemployer plan. The new guidance requires that employers provide additional quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. The amended guidance is effective for fiscal years ending after December 15, 2011. The adoption of the standard is not expected to have a material effect on the Company’s consolidated financial statements.

(10)	Segment results for the quarter and the nine months ended September 30, 2011 and 2010 were as follows (in millions) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Transportation:
Ocean transportation	$303.8	$267.5	$887.6	$754.2
Logistics services	99.2	92.4	293.6	258.1
Amounts reported in discontinued operations	(22.0)	(5.7)	(92.6)	(5.7)
Real Estate:
Leasing	24.5	24.4	75.7	71.2
Sales	9.3	4.3	63.4	86.6
Amounts reported in discontinued operations	(8.8)	(3.3)	(47.2)	(82.3)
Agribusiness	38.5	60.4	99.3	104.4
Reconciling Items	(4.3)	(2.7)	(17.7)	(10.5)
Total revenue	$440.2	$437.3	$1,262.1	$1,176.0

Operating Profit, Net Income:
Transportation:
Ocean transportation	$6.2	$40.4	$8.2	$87.8
Logistics services	2.0	1.8	5.6	5.2
Amounts reported in discontinued operations	22.4	2.1	52.9	2.1
Real Estate:
Leasing	9.2	9.3	30.2	26.9
Sales	3.5	2.9	26.1	32.3
Amounts reported in discontinued operations	(7.0)	(2.1)	(23.4)	(35.4)
Agribusiness	3.8	0.8	14.9	1.5
Total operating profit	40.1	55.2	114.5	120.4
Interest Expense	(6.3)	(6.3)	(18.6)	(19.3)
General Corporate Expenses	(4.8)	(7.7)	(13.2)	(18.8)
Income From Continuing Operations Before Income Taxes	29.0	41.2	82.7	82.3
Income Tax Expense	10.7	15.6	31.6	31.8
Income From Continuing Operations	18.3	25.6	51.1	50.5
Income (Losses) From Discontinued Operations (net of taxes)	(9.6)	0.1	(18.5)	21.4
Net Income	$8.7	$25.7	$32.6	$71.9

(11)
Subsequent Event: In the fourth quarter of 2011, the Company adopted plan amendments to freeze its traditional defined benefit pension plan for non-bargaining unit employees. Effective January 1, 2012, the traditional defined benefit plan formula will be transitioned to a cash balance formula, and no further benefits will be accrued under the defined benefit plan formula. Under the cash balance formula, the Company provides an annual retirement benefit equal to 5 percent of an employee’s eligible cash compensation, plus interest based on the 10-year U.S. Treasury Note.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Third quarter of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Operating revenue	$440.2	$437.3	1%
Operating costs and expenses	403.8	394.3	2%
Operating income	36.4	43.0	-15%
Other income and (expense)	(7.4)	(1.8)	4	X
Income before taxes	29.0	41.2	-30%
Income tax expense	(10.7)	(15.6)	-31%
Discontinued operations (net of income taxes)	(9.6)	0.1	NM
Net income	$8.7	$25.7	-66%

Basic earnings per share	$0.21	$0.62	-66%
Diluted earnings per share	$0.21	$0.62	-66%

Consolidated operating revenue for the third quarter of 2011 increased $2.9 million, or 1 percent, compared with the third quarter of 2010. This increase was principally due to $20.0 million in higher revenue for Ocean Transportation (after subtracting Matson’s CLX2 service revenue classified as discontinued operations) and $6.8 million in higher revenue from Logistics Services, partially offset by $21.9 million in lower revenue for Agribusiness due to lower sales volume. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the third quarter of 2011 increased $9.5 million, or 2 percent, compared with the third quarter of 2010. The increase in operating costs and expenses was principally due to $38.0 million in higher operating costs for the Transportation Industry segments, partially offset by $24.8 million in lower Agribusiness costs due to lower sales volume and $3.1 million in lower selling, general and administrative expenses. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other expense was $7.4 million for the third quarter of 2011 compared with $1.8 million the third quarter of 2010. The change was due primarily to $5.5 million lower income from real estate joint ventures in 2011.

Income taxes for the third quarter of 2011 decreased by $4.9 million compared to the third quarter of 2010 due to lower earnings from continuing operations. The effective tax rate for the third quarter of 2011 decreased relative to the third quarter of 2010 due principally to higher tax benefits in 2011 relative to 2010.

Discontinued operations for the third quarter of 2011 included $4.4 million of income, net of tax, related to the sale of commercial real estate assets and $14.0 million of losses, net of tax, related to the shutdown of CLX2. Discontinued operations excluded $3.7 million, net of tax, or $6.1 million, pre-tax, of shutdown expenses that do not meet the criteria to be classified as discontinued operations, and accordingly, were classified in continuing operations.

Consolidated – First nine months of 2011 compared with 2010

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Operating revenue	$1,262.1	$1,176.0	7%
Operating costs and expenses	1,167.7	1,081.4	8%
Operating income	94.4	94.6	--%
Other income and (expense)	(11.7)	(12.3)	-5%
Income before taxes	82.7	82.3	--%
Income tax expense	(31.6)	(31.8)	-1%
Discontinued operations (net of income taxes)	(18.5)	21.4	NM
Net income	$32.6	$71.9	-55%

Basic earnings per share	$0.78	$1.75	-55%
Diluted earnings per share	$0.77	$1.74	-56%

Consolidated operating revenue for the first nine months of 2011 increased $86.1 million, or 7 percent, compared with the same period in 2010. This increase was principally due to $35.5 million in higher revenue from Logistic Services, $46.5 million in higher revenue for Ocean Transportation (after subtracting Matson’s CLX2 service revenue classified as discontinued operations), $10.5 million in higher revenue for Real Estate Leasing (after excluding leasing revenue from assets classified as discontinued operations), partially offset by $5.1 million in lower Agribusiness revenue. The reasons for the revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Consolidated operating costs and expenses for the first nine months of 2011 increased $86.3 million, or 8 percent, compared with the same period in 2010 due to $102.6 million in higher costs for the Transportation Industry and $5.9 million in higher costs for the Real Estate Industry, partially offset by $18.4 million in lower Agribusiness costs and $3.1 million in lower general and administrative costs. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other expense decreased $0.6 million in the first nine months of 2011 compared with the same period in 2010, due primarily to a $6.2 million gain on investments, partially offset by $3.0 million in lower real estate joint venture income and a $1.9 million decrease in interest income in 2011.

Income taxes in the first nine months of 2011 were lower than the first nine months of 2010 due primarily to lower income. The lower effective tax rate in 2011 was due to the same reasons cited for the quarter.

Discontinued operations for the first nine months of 2011 included $14.6 million of income, net of tax, related to the sale of commercial real estate assets and $33.1 million of losses, net of tax, related to the shutdown of CLX2. Discontinued operations excluded $3.7 million, net of tax, or $6.1 million, pre-tax, of shutdown expenses that do not meet the criteria to be classified as discontinued operations, and accordingly, were classified in continuing operations.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – Third quarter of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$281.8	$261.8	8%
Operating profit	$28.6	$42.5	-33%
Operating profit margin	10.1%	16.2%
Volume (Units)*
Hawaii containers	35,400	34,500	3%
Hawaii automobiles	19,700	19,100	3%
China containers – CLX1	15,400	15,100	2%
Guam containers	3,400	3,500	-3%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of each reporting period.

Ocean Transportation revenue increased 8 percent, or $20.0 million, in the third quarter of 2011 compared to the third quarter of 2010. The revenue increase was principally due to higher fuel surcharges of $28.0 million and a $5.8 million increase in volume, primarily in the Hawaii trade. These increases were partially offset by lower yields and cargo mix of $13.7 million, principally in the China trade.

Total Hawaii container volume increased 3 percent in the third quarter of 2011 due to a new connecting carrier agreement with a large international carrier that commenced at the end of 2010 and other customer gains. Matson’s Hawaii automobile volume for the quarter was 3 percent higher than the third quarter of 2010, due to the timing of automobile rental fleet replacement activity. China container volume for CLX1 increased due to increases in westbound demand. Guam volume was lower in 2011 as compared to 2010 due to weaker market conditions and competitive pressures.

Ocean Transportation’s operating profit of $28.6 million (which includes $6.1 million of CLX2 shutdown expenses) decreased $13.9 million in the quarter. The decrease in operating profit was principally due to $13.7 million in lower yields and cargo mix due to competitive pricing pressure, principally in the China trade. Additionally, terminal handling costs increased $2.5 million due primarily to higher rates, and outside transportation costs increased $1.4 million due to higher related volume. The increase in costs and lower yields were partially offset by reduced vessel operating costs of $7.2 million, principally related to recoverable fuel costs offset by overall costs increases, and $4.7 million in higher overall cargo volumes. Operating profit was also impacted by $2.1 million in lower SSAT earnings due to lower volume.

Ocean Transportation – First nine months of 2011 compared with 2010

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$795.0	$748.5	6%
Operating profit	$61.1	$89.9	-32%
Operating profit margin	7.7%	12.0%
Volume (Units)*
Hawaii containers	105,000	99,600	5%
Hawaii automobiles	61,300	62,000	-1%
China containers – CLX1	43,200	46,000	-6%
Guam containers	10,100	11,200	-10%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning and/or end of the reporting period.

Ocean Transportation revenue increased 6 percent, or $46.5 million, in the first nine months of 2011 compared to the first nine months of 2010. The revenue increase was principally due to $47.0 million in higher fuel surcharges, due to higher fuel prices, as well as $13.2 million in net volume growth, principally in Hawaii. These increases were partially offset by $15.8 million in lower yields and cargo mix in the China and Hawaii trades.

Total Hawaii container volume increased 5 percent in the first nine months of 2011 due to the same factors cited for the quarter and also growth in the overall market earlier in the year. Matson’s Hawaii automobile volume for the first nine months of the year was 1 percent lower than the first nine months of 2010, due primarily to the timing of automobile rental fleet replacement activity. China container volume for CLX1 decreased due to lower eastbound demand. Guam volume was lower in 2011 as compared to 2010, due to the same reasons cited for the quarter.

Ocean Transportation’s operating profit of $61.1 million (which includes $6.1 million of CLX2 shutdown expenses) decreased $28.8 million in the first nine months of 2011. The decrease in operating profit was principally due to $15.8 million in lower yields and cargo mix due to competitive pricing pressure, principally in the China trade, and higher fuel costs. Additionally, terminal handling costs increased $6.1 million due primarily to higher rates, and outside transportation costs increased $1.3 million due to higher related volume. Vessel operating costs increased by $3.3 million, primarily due to wages related to annual contract increases and drydock expenses, which were partially offset by recoverable fuel costs. The increase in costs and lower yields were partially offset by $8.3 million in higher overall cargo volumes. Operating profit was also impacted by $3.5 million in lower SSAT earnings due to the same reason cited for the quarter.

Logistics Services – Third quarter of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$60.9	$52.7	16%
Highway revenue	38.3	39.7	-4%
Total Revenue	$99.2	$92.4	7%
Operating profit	$2.0	$1.8	11%
Operating profit margin	2.0%	1.9%

Logistics Services revenue for the third quarter of 2011 increased $6.8 million, or 7 percent, compared with the third quarter of 2010. This increase was principally due to higher Intermodal volume, higher Intermodal rates (due primarily to higher fuel surcharges), and higher Highway rates (due primarily to higher fuel surcharges and more profitable customer mix), partially offset by lower Highway volume. Intermodal volume grew 7 percent, driven primarily by increased inland activity to support Ocean Transportation’s China business. Highway volume fell by 15 percent due to the loss of certain planned and unplanned full-truckload and less-than-truckload customers.

Logistics Services operating profit for the third quarter of 2011 increased $0.2 million, or 11 percent, compared with the third quarter of 2010. Operating profit increased principally due to the previously cited higher Intermodal volume, partially offset by lower profitability at the Company’s west coast warehouse facilities.

Logistics Services – First nine months of 2011 compared with 2010

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$178.3	$149.0	20%
Highway revenue	115.3	109.1	6%
Total Revenue	$293.6	$258.1	14%
Operating profit	$5.6	$5.2	8%
Operating profit margin	1.9%	2.0%

Logistics Services revenue for the first nine months of 2011 increased $35.5 million, or 14 percent, compared with the first nine months of 2010. This increase was principally due to higher Intermodal and warehouse volume and higher Intermodal and Highway rates, due primarily to higher fuel surcharges. The increase in warehousing revenue, which is included in Highway services revenue, was principally due to customer expansion at the Company’s Savannah facilities. Intermodal volume grew 13 percent due to the same factor cited for the quarter.

Logistics Services operating profit for the first nine months of 2011 increased $0.4 million, or 8 percent, compared with the first nine months of 2010. Operating profit increased principally due to the previously cited higher Intermodal volume, partially offset by lower profitability at the Company’s west coast warehouse facilities and higher general and administrative costs.

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

Effect of Property Sales Mix on Operating Results:  Direct year-over-year comparison of the real estate sales results may not provide a consistent, measurable indicator of future performance because results from period to period are significantly affected by the mix and timing of property sales. Operating results, by virtue of each project’s asset class, geography, and timing, are inherently episodic. Earnings from joint venture investments are not included in segment revenue, but are included in operating profit. The mix of real estate sales in any year or quarter can be diverse and can include developed residential real estate, commercial properties, developable subdivision lots, undeveloped land, and property sold under threat of condemnation. The sale of undeveloped land and vacant parcels in Hawaii generally provides higher margins than does the sale of developed and commercial property, due to the low historical-cost basis of the Company’s Hawaii land. Consequently, real estate sales revenue trends, cash flows from the sales of real estate, and the amount of real estate held for sale on the balance sheets do not necessarily indicate future profitability trends for this segment. Additionally, the operating profit reported in each quarter does not necessarily follow a percentage of sales trend because the cost basis of property sold can differ significantly between transactions.

Real Estate Leasing – Third quarter of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$24.5	$24.4	--%
Operating profit	$9.2	$9.3	-1%
Operating profit margin	37.6%	38.1%
Occupancy Rates:
Mainland	92%	85%	7%
Hawaii	91%	91%	--%
Leasable Space (million sq. ft.):
Mainland	6.5	7.0	-7%
Hawaii	1.4	1.4	--%

Real Estate Leasing revenue for the third quarter of 2011, before subtracting amounts presented as discontinued operations, was slightly higher than 2010, due to higher Mainland occupancies. Operating profit for the third quarter of 2011, before subtracting amounts presented as discontinued operations, was slightly lower than 2010 due to the writeoff of lease intangibles related to a tenant bankruptcy and associated lease termination costs and higher depreciation, partially offset by higher Mainland occupancies.

Leasable space at the end of the third quarter of 2011 was approximately 538,000 square feet lower than at the end of the third quarter of 2010, principally due to the following activity between October 1, 2010 and September 30, 2011:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
10-10	Ontario Distribution Center	898,400	10-10	Little Cottonwood Center	141,600
1-11	Apex Building	28,100	11-10	Rancho Temecula Town Center	165,500
6-11	Arbor Park Shopping Center	139,500	11-10	Lahaina Square	50,200
9-11	Wakea Business Center II	61,500	6-11	Union Bank Facility	84,000
			9-11	Issaquah Office Center	147,900

	Total Dispositions	1,127,500		Total Acquisitions	589,200

In September 2011, the Company closed on the sale of the 61,500 square-foot Wakea Business Center II located in Kahului, Maui, and acquired the 147,900 square-foot Issaquah Office Center located in Issaquah, Washington. These transactions resulted in a net increase of the Company’s portfolio from 7.8 million square feet to 7.9 million square feet during the third quarter of 2011. The Company intends to reinvest the Wakea sale proceeds in replacement property that qualifies for tax-deferral treatment under Section 1031 of the Internal Revenue Code, but qualifying for the tax deferral is dependent upon identifying and closing on an acceptable replacement property within the prescribed time period.

Real Estate Leasing – First nine months of 2011 compared with 2010

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$75.7	$71.2	6%
Operating profit	$30.2	$26.9	12%
Operating profit margin	39.9%	37.8%
Occupancy Rates:
Mainland	92%	85%	7%
Hawaii	91%	93%	-2%

Real Estate Leasing revenue for the first nine months of 2011, before subtracting amounts presented as discontinued operations, was 6 percent higher than 2010, principally due to the timing of acquisitions and dispositions and higher U.S. Mainland occupancy. Operating profit for the first nine months of 2011, before subtracting amounts presented as discontinued operations, was 12 percent higher than 2010, principally due to the same reasons cited for the revenue increase.

Real Estate Sales – Third quarter and first nine months of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Improved property sales	$8.5	$--	NM
Development sales	0.7	2.6	-73%
Unimproved/other property sales	0.1	1.7	-94%
Total revenue	$9.3	$4.3	2	X
Operating profit (loss) before joint ventures	$4.5	$(1.6)	NM
Earnings (loss) from joint ventures	(1.0)	4.5	NM
Total operating profit	$3.5	$2.9	21%

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Improved property sales	$45.1	$70.7	-36%
Development sales	5.5	4.7	17%
Unimproved/other property sales	12.8	11.2	14%
Total revenue	$63.4	$86.6	-27%
Operating profit before joint ventures	$25.5	$28.7	-11%
Earnings from joint ventures	0.6	3.6	-83%
Total operating profit	$26.1	$32.3	-19%

The composition of sales in the third quarter and nine months ended September 30, 2011 and 2010 are described below.

2011 Third Quarter: Real Estate Sales revenue and operating profit, before subtracting amounts presented as discontinued operations, were $9.3 million and $3.5 million, respectively, and included the sales of an industrial property on Maui and one residential unit on Oahu. Operating profit also included $1.0 million of joint venture expenses.

2011 – Nine Months Ended September 30: Revenue for the first nine months of 2011, before subtracting amounts presented as discontinued operations, was $63.4 million, and included the sales of a retail center in Texas, three commercial properties on Maui and Oahu, an 86-acre vacant parcel and a four-acre vacant parcel on Maui, and four residential units on Oahu. In addition to the sales described above, operating profit of $26.1 million for the first nine months of 2011 included a gain from the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and four units at the Company’s Ka Milo joint venture development on the island of Hawaii, partially offset by ongoing joint venture expenses.

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

2010 – Nine Months Ended September 30: Revenue for the first nine months of 2010, before subtracting amounts presented as discontinued operations, was $86.6 million and, in addition to the sales described above, included the sales of Valley Freeway Corporate Park, an industrial property in Washington State, the Mililani Shopping Center on Oahu, a commercial building on Maui, a 75-acre parcel to Kauai County for affordable housing, three residential units on Oahu, and a leased fee parcel and five vacant parcel sales on Maui. Real Estate Sales operating profit for the first nine months of 2010 included, in addition to the sales described above, $3.6 million of joint venture earnings, principally related to the $5.1 million mortgage settlement gain mentioned previously.

Real Estate Discontinued Operations – 2011 compared with 2010

The revenue and operating profit on real estate discontinued operations for the third quarter and first nine months of 2011 and 2010 were as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions, before tax)	2011	2010	2011	2010
Sales revenue	$8.5	$0.8	$45.1	$74.2
Leasing revenue	$0.3	$2.5	$2.1	$8.1
Sales operating profit	$6.9	$0.6	$22.2	$30.5
Leasing operating profit	$0.1	$1.5	$1.2	$4.9

2011: The revenue and expenses related to the sales of the Arbor Park Shopping Center in San Antonio, Texas, two commercial buildings on Maui and Oahu, and Wakea Business Center on Maui have been classified as discontinued operations.

2010: The revenue and expenses related to the sales of the Ontario Distribution Center in California, the Mililani Shopping Center on Oahu, Kele Center on Maui, Valley Freeway Corporate Park in Washington state, a leased fee parcel on Maui, and a leased fee parcel on the Big Island of Hawaii have been classified as discontinued operations.

The leasing revenue and operating profit noted above includes the results for properties that were sold through September 30, 2011 and, if applicable, the operating results of properties still owned, but meet the definition of “discontinued operations” under FASB ASC Subtopic 205-20.  The leasing revenue and operating profit for the nine months ended September 30, 2011 and September 30, 2010 have been restated to reflect property that was classified as discontinued operations subsequent to September 30, 2010.

AGRIBUSINESS

Agribusiness – Third quarter of 2011 compared with 2010

	Quarter Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$38.5	$60.4	-36%
Operating profit	$3.8	$0.8	5	X
Operating profit margin	9.9%	1.3%
Tons sugar produced	74,300	65,900	13%
Tons sugar sold	42,400	78,900	-46%

Agribusiness revenue for the third quarter of 2011 decreased $21.9 million, or 36 percent, compared with the third quarter of 2010. The decrease was due to $22.0 million in lower bulk raw sugar revenue due to the timing of sugar deliveries, and $3.0 million in lower coffee revenues due to the sale of the assets of the coffee operation in the first quarter of 2011. Sugar revenue and expenses are recognized upon delivery, and not upon production, of the sugar. These decreases were partially offset by $1.9 million in higher power revenue resulting primarily from higher power prices.

Operating profit for the third quarter of 2011 increased $3.0 million compared to the third quarter of 2010. The increase was primarily due to a $2.4 million improvement in power margins resulting from higher prices, higher volumes sold, and lower power production costs in the third quarter of 2011 as compared to the third quarter of 2010. Specialty sugar margins also improved $0.9 million due to higher prices and lower production costs.  These increases were partially offset by a $1.1 million decrease in bulk raw sugar margin primarily due to one less sugar voyage occurring in the third quarter of 2011 as compared to the third quarter of 2010.

Agribusiness – First nine months of 2011 compared with 2010

	Nine Months Ended September 30,
(dollars in millions)	2011	2010	Change
Revenue	$99.3	$104.4	-5%
Operating profit	$14.9	$1.5	10	X
Operating profit margin	15.0%	1.4%
Tons sugar produced	148,700	138,400	7%
Tons sugar sold	87,200	113,300	-23%

Agribusiness revenue for the first nine months of 2011 decreased $5.1 million, or 5 percent, compared with the first nine months of 2010. The decrease was primarily due to a $9.3 million decrease in raw sugar revenue, principally due to the timing of sugar voyages, and a $5.6 million decrease in coffee revenue due to the sale of the assets of the coffee operation in the first quarter of 2011. The decrease in revenues was partially offset by $4.1 million in higher molasses revenue resulting from higher sales volume, $2.2 million in higher power sales revenue resulting from higher prices, and $2.0 million in higher third-party charter revenue.

Operating profit for the first nine months of 2011 increased $13.4 million compared to the first nine months of 2010. The increase was primarily due to $11.4 million in lower raw sugar production costs, $4.0 million higher power margins, primarily from higher prices and lower power production costs, $3.3 million improvement in molasses sales margins due to higher sales volumes and prices, $3.1 million improvement due to the sale of the coffee assets and inventory, which recorded a $1.9 million write-down in the prior year, and $2.2 million in higher specialty sugar margin due to higher prices and lower production costs. These increases were partially offset by a $9.3 million decline in raw sugar volume sold.

Year-to-date 2011 sugar production was 7 percent higher than in 2010 due principally to higher average yields per acre resulting from improved farming practice, improved growing conditions and factory enhancements.

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

Cash Flows:  Cash flows from operating activities totaled $42 million for the first nine months of 2011, compared with $81 million for the first nine months of 2010. This decrease was due principally to lower Matson earnings, partially offset by a $16 million investment in the second quarter of 2010 in two fully-entitled urban development sites on Oahu. The Company classifies investments in real estate development assets as cash flows used in operating activities if the Company intends to develop and sell the real estate.

Cash flows used in investing activities totaled $56 million for the first nine months of 2011, compared with $77 million used in the first nine months of 2010. The decrease in cash flows used in investing activities for the first nine months of 2011 was due to a $78 million increase in investments in 2010, principally related to the Company’s Kukui’ula joint venture, partially offset by a $30 million increase in net capital expenditures.

Capital expenditures for the first nine months of 2011 totaled $51 million compared to $39 million for the first nine months of 2010. Capital expenditures for the first nine months of 2011 included $40 million for the purchase of transportation-related assets, principally containers and vessel projects, $6 million for real estate related acquisitions, development and property improvements, and $5 million related to agricultural operations. The $51 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2011 excludes $31 million of tax-deferred real estate purchases under Section 1031 of the Internal Revenue Service code since the Company did not actually take control of the cash during the exchange period. Capital expenditures for the first nine months of 2010 included $26 million for the purchase of transportation-related assets, principally containers, $8 million for real estate related acquisitions, development and property improvements, and $5 million related to agricultural operations. The $39 million reported in capital expenditures on the condensed consolidated statement of cash flows for 2010 excludes $91 million of tax-deferred real estate purchases under Section 1031 of the Internal Revenue Service code since the Company did not actually take control of the cash during the exchange period.

Cash flows provided by financing activities were $17 million for the first nine months of 2011, compared with $6 million of cash used in financing activities during the first nine months of 2010. The increase in cash flows provided financing activities was principally due to a $48 million net increase in debt in 2011, compared to a $29 million net increase in debt in 2010. The net increase in debt in the first nine months of 2011 was principally driven by continued investments in real estate development projects and transportation assets.

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

Sources of Liquidity: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables and sugar inventories, totaled $225 million at September 30, 2011, an increase of $30 million from December 31, 2010. The increase was due primarily to an increase in sugar inventories and receivables.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. The total debt as of September 30, 2011 was $570 million compared to $522 million at the end of 2010. As of September 30, 2011, available capacity under these facilities totaled approximately $272 million.

Balance Sheet:  The Company had a working capital balance of $1 million at September 30, 2011, compared to a negative working capital balance of $89 million at the end of 2010. The improvement in working capital is entirely due to the reclassification of the Company’s outstanding revolving debt balances from current liabilities to non-current liabilities as a result of the renewal of its revolving credit facilities, which was completed on August 5, 2011, as previously described. At September 30, 2011, the Company was in compliance with all of its covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance.

Tax-Deferred Real Estate Exchanges:  Sales – During the third quarter of 2011, $8.2 million of proceeds from the sales of an industrial property on Maui qualified for tax-deferral treatment under Internal Revenue Code Section 1031. During the third quarter of 2010, $1.4 million of proceeds from the sales of a non-core land parcel on Maui and a leased fee parcel on Hawaii qualified for tax-deferral treatment under Internal Revenue Code Section 1031.

Purchases – During the third quarter of 2011, approximately $20 million of tax-deferred funds were utilized to purchase the Issaquah Office Center, an office building in Issaquah, Washington. During the first half of 2011, the Company utilized $11 million in proceeds from tax-deferred sales to purchase the Union Bank facility in Everett, Washington. During the first nine months of 2010, the Company utilized proceeds from tax-deferred sales to purchase the Meadows on the Parkway shopping center in Colorado for $31 million, Lanihau Marketplace on the Big Island of Hawaii for $23 million and Komohana Industrial Park on Oahu for $38 million.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of September 30, 2011, there were approximately $13 million in proceeds from tax-deferred sales available for reinvestment.

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

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other  commitments, contingencies, and off-balance sheet arrangements at September 30, 2011, and herein incorporated by reference, is included in Note 2 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion provides an update of the Company’s outlook for 2011. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17-25 of the Company’s 2010 Form 10-K.

The Company’s overall outlook for 2011 continues to assume a slow recovery of the U.S. economy and modest growth in Hawaii, principally from a continued recovery of the visitor industry. Hawaii’s visitor industry is performing well. Visitor expenditures are up nearly 15 percent compared to 2010 and tourism officials forecast $12.6 billion in visitor expenditures for the year, second only to 2007’s record expenditures of $12.8 billion. In September, visitor arrivals from Japan increased modestly compared to last year, the first monthly increase since the March earthquake and tsunami.  There are two primary sources of periodic economic forecasts and data for the State of Hawaii:  The University of Hawaii Economic Research Organization (UHERO) and the State’s Department of Business, Economic Development and Tourism (DBEDT).  Economic information included herein has been derived from economic reports available on UHERO’s and DBEDT’s websites that provide more complete information about the status of and forecast for the Hawaii economy.

Second China-Long Beach Express (CLX2):  On August 8, 2011, the Company announced the discontinuation of CLX2 and its last eastbound sailing occurred on August 22,2011. In the third quarter of 2011, the Company recorded $18 million of after-tax losses related to the final operations and termination of CLX2. In future quarters, the Company expects to record additional losses primarily related to the off-hiring of excess containers. The aggregate estimate of after-tax losses from the discontinuation of CLX2 remains between $20 and $25 million, consistent with initial projections. The termination of CLX2 has not impacted the Company’s Hawaii, Guam or CLX1 services.

Ocean Transportation:  The Company continues to expect modest volume improvement in 2011 for its Hawaii trade lane; however, fourth quarter Hawaii volume is expected to be relatively flat with last year’s fourth quarter.

Guam volumes have been lower than last year due to competitive pressures and weaker market conditions, driven primarily by lower Japan tourism and the continued delay of military relocation construction. Recently, a competitor announced that it will be discontinuing service to Guam on November 10. While we expect another carrier to enter the market and provide a replacement service, there may be a moderate near-term increase in Guam container volume resulting from the discontinuation of the competitor’s service.

In addition, the Company expects that CLX1’s fourth quarter performance, relative to 2010, will continue to be negatively impacted by the overcapacity and lower demand in the Transpacific. As a result, the Company expects that, excluding the impacts from CLX2, Ocean Transportation operating profit for the fourth quarter of 2011 and for full-year 2011 will be lower than comparable periods in 2010. Ocean Transportation’s performance continues to be highly dependent on the future performance of the national and Hawaii economies, fuel prices, Transpacific freight rates, and other factors that, in the current environment, cannot be predicted with certainty.

Logistics Services:  The Company expects fourth quarter performance to be consistent with performance in last year’s fourth quarter.  As a result, overall performance for 2011 will be relatively flat compared to 2010.

Real Estate Leasing: Expected stability in market rents and improved occupancy in the Company’s Mainland portfolio are supporting an expectation for modest improvement in overall Leasing results as compared to 2010; however, performance for the fourth quarter is expected to be relatively flat with last year.

Real Estate Development and Sales:  Real estate sales are opportunistic and episodic by nature and, therefore, difficult to predict with certainty. The Company produced good sales results for the first nine months of the year. Real estate sales closings for the remainder of the year, however, are expected to be minimal, due to the timing of sales.

Agribusiness:  Agribusiness is expected to continue its strong performance for the remainder of the year based on forecasted sugar production and pricing that remains higher than in 2010. Financial performance for the fourth quarter is expected to approximate 2010 performance, despite the non-recurrence of the federal disaster relief payment received in the prior year quarter.

OTHER MATTERS

Dividends:  On October 27, 2011, the Company’s Board of Directors announced a fourth-quarter 2011 dividend of $0.315 per share, payable on December 1, 2011 to shareholders of record as of the close of business on November 10, 2011.

Share Repurchase Authorization: On October 27, 2011, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning January 1, 2012. The authorization, which replaced a previous authorization expiring December 31, 2011, will expire on December 31, 2013.

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

Officer and Management Changes:  The following management changes were effective between January 1, 2011 and October 31, 2011.

On February 11, 2011, the Company announced the retirement of Norbert M. Buelsing, president of A&B Properties, Inc. and the appointment of Christopher J. Benjamin, senior vice president, chief financial officer and treasurer of A&B and general manager of Hawaiian Commercial & Sugar Company (HC&S), to president of the A&B Land Group and president of A&B Properties, Inc. Mr. Benjamin’s appointment to his new role was effective on September 1, 2011.

On July 6, 2011, the Company announced the appointment of Joel M. Wine as senior vice president, chief financial officer and treasurer of A&B, effective September 1, 2011.

Rick Volner, Jr., senior vice president, Agricultural Operations of HC&S, was promoted to general manager of HC&S, effective April 1, 2011.

Wendy M. Ludwig was promoted to A&B vice president, tax, effective April 26, 2011.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On August 18, 2009, the court granted the defendants’ motion to dismiss the complaint with leave to amend the complaint to allege claims consistent with the court’s order. On May 28, 2010, the plaintiffs filed a second amended complaint. On November 30, 2010, the judge dismissed the complaint with prejudice. On December 22, 2010, the plaintiffs filed an appeal to the Ninth Circuit Court of Appeals.  On September 29, 2011, the Ninth Circuit affirmed the District Court’s dismissal of the complaint with prejudice.

In June 2011, the Equal Employment Opportunity Commission ("EEOC") served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. ("McBryde Resources") with a lawsuit, which alleges that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms. The lawsuit was filed in the U.S. District Court for the District of Hawaii. In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, but gave the EEOC 45 days from the date the judge issues the order to file an amended complaint. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter. The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit. In a case not involving the Company, but relating to the use of Thai workers in Hawaii, the U.S. Department of Justice had charged the owners of Aloun Farm, Inc., an agricultural business located on the island of Oahu, also with illegal labor actions.  In August 2011, the case was dismissed with prejudice by the U.S. District Court in Hawaii after the third day of trial without the defendants having to put on their case.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2010.  There has been no material change in the quantitative and qualitative disclosure about market risk since December 31, 2010.

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

ITEM 6.  EXHIBITS

10.b.1.(xliii)  Alternative Form of Executive Stock Option Agreement pursuant to the  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xliv)  Alternative Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(lviii)  Schedule identifying executive officers who have entered into Form of Agreement.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: November 9, 2011	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President,
Chief Financial Officer and Treasurer

Date: November 9, 2011	/s/ Paul K. Ito
Paul K. Ito
Vice President, Controller and
Assistant Treasurer

EXHIBIT INDEX

10.b.1.(xliii)  Alternative Form of Executive Stock Option Agreement pursuant to the  Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(xliv)  Alternative Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan.

10.b.1.(lviii)  Schedule identifying executive officers who have entered into Form of Agreement.

31.1  Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2  Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.