Form 10-K
period 2011-12-31
ALEXANDER & BALDWIN INC
filed 2012-02-28
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
None

Number of shares of Common Stock outstanding at February 15, 2012:
41,871,540

Aggregate market value of Common Stock held by non-affiliates at June 30, 2011:
$1,980,995,573

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Documents Incorporated By Reference
Portions of Registrant’s Proxy Statement for the 2012 Annual Meeting of Shareholders (Part III of Form 10-K)

TABLE OF CONTENTS

PART I

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32

Item 6.	Selected Financial Data	35

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	112

A.	Directors	112

B.	Executive Officers	112

C.	Corporate Governance	113

D.	Code of Ethics	113

Item 11.	Executive Compensation	113

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113

Item 13.	Certain Relationships and Related Transactions, and Director Independence	113

Item 14.	Principal Accounting Fees and Services	113

PART IV

Item 15.	Exhibits and Financial Statement Schedules	114

A.	Financial Statements	114

B.	Financial Statement Schedules	114

C.	Exhibits Required by Item 601 of Regulation S-K	114

Signatures		123

Consent of Independent Registered Public Accounting Firm		125

ALEXANDER & BALDWIN, INC.

FORM 10-K

Annual Report for the Fiscal Year
Ended December 31, 2011

PART I

ITEMS 1 & 2.  BUSINESS AND PROPERTIES

Alexander & Baldwin, Inc. (“A&B” or the “Company”) is a multi-industry corporation with its primary operations centered in Hawaii.  It was founded in 1870 and incorporated in 1900.  Ocean transportation operations, related shoreside operations in Hawaii, and intermodal, truck brokerage and logistics services are conducted by a wholly-owned subsidiary, Matson Navigation Company, Inc. (“Matson”), and its subsidiaries.  Property development, commerial real estate and agribusiness operations are conducted by A&B and certain other subsidiaries of A&B.

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

C.
Agribusiness - growing sugar cane in Hawaii; producing bulk raw sugar, specialty food-grade sugars and molasses; marketing and distributing specialty food-grade sugars; generating and selling, to the extent not used in A&B’s operations, electricity; and providing general trucking services in Hawaii, including sugar and molasses hauling, and mobile equipment maintenance and repair services.  In March 2011, the Company executed an agreement to lease land and sell coffee inventory and certain assets used in a coffee business it previously operated to Massimo Zanetti Beverage USA, Inc.

For information about the revenue, operating profits and identifiable assets of A&B’s industry segments for the three years ended December 31, 2011, see Note 14 (“Industry Segments”) to A&B’s financial statements in Item 8 of Part II below.

Separation Transaction:   On December 1, 2011, the Company announced that its Board of Directors unanimously approved a plan to pursue the separation of the Company to create two independent, publicly traded companies:

•
A Hawaii-based land company with interests in real estate development, commercial real estate and agriculture (composed of the Real Estate and Agribusiness segments described above), which will retain the Alexander & Baldwin, Inc. name; and

•
An ocean transportation company serving the U.S. West Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company under the Matson name (composed of the businesses in the Transportation segment described above).

The separation is expected to be completed in the second half of 2012.

On February 13, 2012, the Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii.  The holding company structure will help facilitate the separation by allowing the Company to organize and segregate the assets of its different businesses in an efficient manner prior to the separation and facilitate the third party and governmental consent and approval process. In addition, the holding company reorganization will help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.  For more information on the Jones Act and its effect on the Company, see “Description of Business and Properties – Transportation – Jones Act.”

DESCRIPTION OF BUSINESS AND PROPERTIES

A.           Transportation

(1)           Freight Services

Matson’s Hawaii Service offers containership freight services between the ports of Long Beach, Oakland, Seattle and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Roll-on/roll-off service is provided between California and the major ports in Hawaii.  Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii.  Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, packaged foods, building materials, automobiles and household goods.  Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, dry containers of mixed commodities, food and beverages, and livestock.  The majority of Matson’s Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

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

Matson’s China Service is part of an integrated Hawaii/Guam/China service.  This service employs five Matson containerships in a weekly service that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam.  The vessels continue to the ports of Xiamen, Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach.  These ships also carry cargo destined to and originating from Guam, the Commonwealth of Northern Marianas, the Republic of Palau and the Republic of the Marshall Islands.  In 2011, Matson operated a second vessel string for part of the year that employed five chartered containerships in a weekly service that carried cargo from the U.S. Pacific Coast directly to the ports of Hong Kong, Yantian and Shanghai in China, where they also loaded cargo to be discharged in Long Beach.  Operation of the second vessel string was terminated in the third quarter of 2011.

See “Rate Regulation” below for a discussion of Matson’s freight rates.

(2)           Vessels

Matson’s owned fleet consists of 10 containerships (excluding three containerships time-chartered from third parties that serve the Micronesia and discontinued the second China string); three combination container/roll-on/roll-off ships; one roll-on/roll-off barge and two container barges equipped with cranes that serve the neighbor islands of Hawaii; and one container barge equipped with cranes that is available for charter.  The 17 Matson-owned vessels in the fleet, with the oldest vessel acquired in 1978, represent an investment of approximately $1.2 billion expended. The majority of vessels in the Matson fleet has been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act, 1936, as amended.

Vessels owned by Matson are described on page 4.

As a complement to its fleet, Matson owns approximately 34,000 containers, 14,000 container chassis and generators, 900 auto-frames and miscellaneous other equipment. Capital expenditures incurred by Matson in 2011 for vessels, equipment and systems totaled approximately $44 million.

(3)           Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of Matson, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu.  Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 355,900 lifts in 2011 (compared with 351,200 lifts in 2010).  The terminal can accommodate three vessels at one time.  Matson Terminals’ lease with the State of Hawaii runs through September 2016.  Matson Terminals also provides container stevedoring and other terminal services to Matson and for other vessel operators on the islands of Hawaii, Maui and Kauai.  Capital expenditures incurred by Matson Terminals in 2011 for terminals and equipment totaled approximately $1.7 million.

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

(4)           Logistics and Other Services

Matson Logistics, Inc. (“Matson Logistics,” formerly known as “Matson Integrated Logistics, Inc.”), a wholly-owned subsidiary of Matson, is a transportation intermediary that provides rail, highway, air, warehousing and other third-party logistics services for North American customers and international ocean carrier customers, including Matson.  Through volume purchases of rail, motor carrier, air and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Logistics is able to reduce transportation costs for its customers.  Matson Logistics is headquartered in Concord, California, operates seven regional operating centers, has sales offices in over 35 cities nationwide, and operates through a network of agents throughout the U.S. Mainland.

Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing,” formerly known as “Matson Global Distribution Services, Inc.”) is a wholly-owned subsidiary of Matson Logistics that principally provides warehousing and distribution services. With the acquisition of a regional warehouse company in Northern California in 2008, Matson Logistics Warehousing’s service menu was expanded to include operating a Foreign Trade Zone.  (Matson Logistics Warehousing has a license with the City of Oakland to operate Foreign Trade Zone #56 on behalf of the City and, as a result, has designated parts of its warehouses for customers desiring duty free storage.)  Through Matson Logistics Warehousing, Matson Logistics provides customers with a full suite of domestic and international transportation services.

(5)           Competition

Matson’s Hawaii Service has one major containership competitor, Horizon Lines, Inc., that serves Long Beach, Oakland, Tacoma and Honolulu.  The Hawaii Service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC that operates a pure car carrier ship, specializing in the carriage of automobiles, large pieces of rolling stock, such as trucks and buses, and household goods.  Matson’s Guam Service had one major competitor, Horizon Lines, Inc., until November 2011 when Horizon Lines ended its service to that area.  Until that time, Horizon Lines served Guam with weekly service from Long Beach, Oakland and Tacoma to Guam.  Several foreign carriers also serve Guam with less frequent service, along with Waterman Steamship Corporation, a U.S.-flagged carrier, which periodically calls at Guam.

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

MATSON NAVIGATION COMPANY, INC.
OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers						Vehicles		Molassess
	Official	Year		Speed	Deadweight					Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	20’	24’	40’	45’	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	107	--	1,069	--	300	2,245	--	--	--
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	52	--	950	--	342	1,994	1,323	38	--
MANULANI	1168529	2005	712’ 0”	23.0	29,517	4	--	1,040	128	284	2,372	--	--	--
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	150	--	1,494	--	408	2,824	--	--	--
MANOA	651627	1982	860’ 2”	23.0	30,187	150	--	1,494	--	408	2,824	--	--	3,000
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	4	--	1,115	64	284	2,378	--	--	--
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	424	--	984	--	328	1,992	--	--	--

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	74	128	708	--	270	1,644	44	--	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	74	128	708	--	270	1,644	--	--	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	36	45	789	26	258	1,727	450	85	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	6	--	777	38	246	1,646	761	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	296	--	861	--	188	2,018	--	--	--

Barges
WAIALEALE (2)	978516	1991	345’ 0”	--	5,621	--	--	--	--	36	--	230	45	--
MAUNA KEA (3)	933804	1988	372’ 0”	--	6,837	--	276	24	--	70	379	--	--	--
MAUNA LOA (3)	676973	1984	350’ 0”	--	4,658	24	24	124	16	78	335	--	--	2,100
HALEAKALA (3)	676972	1984	350’ 0”	--	4,658	24	24	124	16	78	335	--	--	2,100

______________________________________________________
(1)	“Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.
(2)	Roll-on/Roll-off Barge.
(3)	Container Barge.

During 2011, approximately 77% of Matson’s revenues generated by ocean services came from trades that were subject to the Jones Act. The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Our trade route between Hawaii and the U.S. Pacific Coast represents the non-contiguous Jones Act market. Vessels operating on this trade route are required to be fully qualified Jones Act vessels. Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S.-crewed, but not U.S.-built. Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide competition for Matson’s Hawaii Service. Asia, Australia, New Zealand, Mexico, South America and South Pacific islands have direct foreign-flag services to Hawaii.

Matson is a member of the American Maritime Partnership (formerly known as the Maritime Cabotage Task Force), which supports the retention of the Jones Act and other cabotage laws that regulate the transport of goods between U.S. ports. Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 50 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. As island economies, Hawaii and Guam are highly dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to keep store shelves stocked, reduces inventory costs and helps move local products to market. The Company believes the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. The Company believes that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support. Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The American Maritime Partnership seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

Matson has operated its China Long Beach Express Service, CLX1, since February 2006.  Matson provides weekly containership service between the ports of Xiamen, Ningbo and Shanghai and the port of Long Beach.  Enroute to China, the ships stop at Honolulu, then Guam, carrying cargo destined to those areas.  From Honolulu, connecting service is provided to other ports in Hawaii.  From Guam, connecting service is provided to other Pacific islands.  The ships then continue from Guam to the ports of Xiamen, added in 2009, Ningbo and Shanghai, and return directly to Long Beach.  Matson operated a second China Long Beach Express Service, CLX2, between August 2010 and September 2011 when this service was terminated.  Major competitors in the China Service include well-known international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai, MSC, OOCL, KLine and NYK Line.  Matson competes by offering fast and reliable freight availability from Shanghai to Long Beach, providing fixed day arrivals in Long Beach and next-day cargo availability, offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, using its newest and most fuel efficient ships and providing state-of-the-art technology and world-class customer service.  Matson operates offices in Hong Kong, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Xiamen, Ningbo and Shanghai.

Matson Logistics competes with thousands of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and areas of service. At a national level, Matson Logistics competes most directly with C.H. Robinson Worldwide and the Hub Group. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

(6)           Labor Relations

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  In the last 40 years, only once-in 2002, when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast-has Matson’s operations been disrupted significantly by labor disputes.  See “Employees and Labor Relations” below for a description of labor agreements to which Matson and Matson Terminals are parties and information about certain unfunded liabilities for multiemployer pension plans to which Matson and Matson Terminals contribute.

(7)           Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”).  Matson raised its rates in its Hawaii service, effective January 2, 2011, by $120 per westbound container and $60 per eastbound container and its terminal handling charges by $175 per westbound container and $85 per eastbound container.  Matson raised its rates in its Guam service, effective January 30, 2011, by $120 per westbound and eastbound container and its terminal handling charges by $175 per westbound and eastbound container.  Rising fuel-related costs caused Matson to raise its fuel-related surcharge from 21.75 percent to 26.5 percent in its Hawaii service and from 23.25 percent to 28 percent in its Guam service, effective February 27, 2011.  Dramatic increases in fuel costs caused Matson to raise its fuel-related surcharge to 35 percent in its Hawaii service and 36.5 percent in its Guam service, effective March 27, 2011.  As a result of the sustained surge in fuel prices, Matson raised its fuel-related surcharge to 43.5 percent in its Hawaii service and 45 percent in its Guam service, effective May 1, 2011.  Due to sustained near record high fuel prices, Matson raised its fuel-related surcharge to 47.5 percent in its Hawaii service and 49 percent in its Guam service, effective June 12, 2011.  As a result of subsequent declines in bunker fuel prices, Matson decreased its fuel-related surcharge to 45.5 percent in its Hawaii service and to 47 percent in its Guam service, effective August 28, 2011.  Matson again decreased its fuel-related surcharge to 42.5 percent in its Hawaii service and to 44 percent in its Guam service, effective September 25, 2011.  Matson further decreased its fuel-related surcharge to 40.5 percent in its Hawaii service and 42 percent in its Guam service, effective October 9, 2011.  Matson raised its rates in its Hawaii service, effective January 1, 2012, by $175 per westbound container and $85 per eastbound container and its terminal handling charges by $50 per westbound container and $25 per eastbound container. As a result of rising bunker fuel prices and other energy related costs, Matson increased its fuel-related surcharge to 45.5 percent in its Hawaii service, effective February 26, 2012. Matson’s China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  No such zone of reasonableness applies under FMC regulation.

B.           Real Estate

(1)           General

As of December 31, 2011, A&B and its subsidiaries, including A&B Properties, Inc., owned approximately 88,166 acres of land, consisting of approximately 87,695 acres in Hawaii and approximately 471 acres on the U.S. Mainland, as follows:

Location	No. of Acres

Maui	67,240
Kauai	20,375
Oahu	70
Big Island	10
TOTAL HAWAII	87,695

Texas	150
California	100
Georgia	63
Utah	55
Colorado	36
Washington	27
Nevada	21
Arizona	19
TOTAL MAINLAND	471

As described more fully in the table below, the bulk of this acreage currently is used for agricultural, pasture, watershed and conservation purposes.  A portion of these lands is used for urban purposes or planned for development. An additional 2,990 acres on Maui, Kauai and Oahu are leased from third parties, and are not included in the tables. The tables do not include approximately 1,200 acres under joint venture development.

Current Use	No. of Acres

Hawaii
Fully entitled Urban (defined below)	750
Agricultural, pasture and miscellaneous	57,775
Watershed/conservation	29,170

U.S. Mainland
Fully entitled Urban	471
TOTAL	88,166

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

The entitlement process is complicated by the conditions, restrictions and exactions that are placed on these approvals, including, among others, the requirement to construct infrastructure improvements, payment of impact fees, restrictions on the permitted uses of the land, requirement to provide affordable housing and mandatory fee sale of portions of the project.

A&B actively works with regulatory agencies, commissions and legislative bodies at various levels of government to obtain zoning reclassification of land to its highest and best use.  A&B designates a parcel as “fully entitled” or “fully zoned” when all of the above-mentioned land use approvals have been obtained.

(3)           Development Projects

A&B is pursuing a number of projects in Hawaii, including:

Maui:

(a)           Maui Business Park II.  In 2008, A&B received final zoning approval for 179 acres in Kahului, Maui, representing the second phase of its Maui Business Park project, from agriculture to light industrial.  The zoning change approval is subject to various conditions, such as providing land for affordable housing and a wastewater treatment plant.  In 2009, the County granted preliminary approval of several subdivision applications within the project, preliminary design of project infrastructure was completed, and construction drawings for a water system were submitted for approvals.  In 2010, A&B continued to process permits and construction drawings for subdivision improvements through various State and County agencies, and commenced demolition of existing structures to prepare for construction of subdivision improvements. In 2011, the project’s offsite private water system was completed, including two potable-quality wells, storage and transmission systems. Construction of subdivision improvements for the first phase of the project was delayed due to permit issues. Limited construction of subdivision improvements commenced in December 2011.

(b)           Wailea.  In October 2003, A&B acquired 270 acres of fully-zoned, undeveloped residential and commercial land at the Wailea Resort on Maui, planned for up to 1,200 homes, for $67.1 million.  A&B was the original developer of the Wailea Resort, beginning in the 1970s and continuing until A&B sold the resort to the Shinwa Golf Group in 1989.

A&B has since sold 29 single-family homesites at Wailea’s Golf Vistas subdivision and six bulk parcels:  MF-4 (10.5 acres); MF-15 (9.4 acres); MF-5 (8.4 acres); MF-9 (30.2 acres); a three-acre business parcel within the 10.4-acre MF-11 parcel; and a 4.6-acre portion of the 15.6-acre B I & II parcel.  The 25-acre MF-8 parcel was developed in a joint venture with Armstrong Builders into 150 duplex units, with 12 units available for sale.  Due to limited demand for vacant lots, A&B is evaluating development scenarios for its 12 single-family ocean-view lots at the 7.4-acre MF-11 parcel and nine half-acre estate ocean-view lots at the 6.7-acre MF-19 parcel.  A&B continues to evaluate development scenarios for the remaining 153 acres, including MF-7 (13 acres), MF-10 (13.7 acres) and B-1 (11.0 acres).

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

(d)           Aina ‘O Kane.  Aina ‘O Kane is planned to consist of 103 residential condominium units in five four-story buildings, with 20,000 square-feet of ground-floor commercial space, in Kahului.  In 2010, A&B installed the project’s water meters and, in July 2011, a two-year extension of the Special Management Area (SMA) permit was secured.  The project is positioned for development when market conditions improve.

(e)           Kahului Town Center.  The redevelopment plan for the 19-acre Kahului Shopping Center block reflects the creation of a traditional “town center,” consisting of approximately 440 residential condominium units and 240,000 square feet of retail/office space.  This project is on hold until market conditions improve.

Kauai:

(f)           Kukui`ula.  In April 2002, A&B entered into a joint venture with DMB Communities II (“DMBC”), an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities, for the development of Kukui`ula, a 1,000-acre master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. In 2004, A&B exercised its option to contribute to the joint venture up to 40 percent of the project’s future capital requirements.  In May 2009, A&B entered into an amended agreement with DMBC to increase A&B’s ownership participation in Kukui`ula in exchange for more favorable participation rights to future cash and profit distributions, while limiting DMBC’s future contributions to $35 million. In 2011, all resort core amenities were completed and opened for business, including the 18-hole golf course, the community’s clubhouse, pool and spa facilities. The project’s 78,900-square-foot commercial center, The Shops at Kukui’ula, is 75 percent leased. A total of 81 residential lot sales had closed as of December 31, 2011, and a 4.2-acre commercial parcel was sold in 2011. Several developer agreements are under negotiation on various bulk parcels with one agreement executed in 2011. Under the agreement, the joint venture receives a payment for each lot when construction of the home is completed and sold by the contractor. At a 5.4-acre developer parcel, planned for 15 homes, construction was completed on a “lodge” model unit and two lodge units have been sold, with construction expected to be completed in 2012. The capital contributed by A&B to the joint venture included approximately $222 million of cash contributions as of December 31, 2011, and $30 million representing the value of land initially contributed. DMBC has contributed $188 million, which includes the amended $35 million mentioned above.

Oahu:

(g)           Waihonua at Kewalo.  In 2010, A&B acquired a fully-entitled high-rise condominium development site in the Kakaako district of Honolulu on Oahu. During 2011, construction plans were prepared and processed for approvals for the 341-unit high-rise development. Condominium documents were approved in November and sales and marketing commenced in December, with favorable initial results. Subject to meeting satisfactory pre-sale requirements, construction is projected to commence in 2012.

(h)           Gateway at Mililani Mauka Shopping Center.  In December 2011, A&B acquired a 4.3-acre development parcel within the 7.4-acre Gateway at Mililani Mauka Shopping Center on Oahu, including an existing, fully-leased 5,900 square-foot multi-tenant retail building and four fully-infrastructured building pads. Gateway is currently improved with a McDonald’s, a Tesoro gas station and mini-mart, and a new Longs/CVS Drugstore (under construction).  A&B plans to develop an additional 28,400 square feet of retail space on the development parcel.

(i)           Waiawa.  In August 2006, A&B entered into a joint venture agreement with an affiliate of Gentry Investment Properties for the development of a 1,000-acre master-planned primary residential community (530 residential-zoned acres) in Central Oahu. The master development agreement between Kamehameha Schools ("KS") and Gentry was terminated and, in 2011, KS, Gentry and A&B agreed upon settlement terms and are no longer pursuing development of the project, which resulted in a $6.4 million reduction in the carrying value of A&B’s investment.

(j)           Keola La`i.  In 2008, A&B completed construction of a 42-story condominium project near downtown Honolulu, consisting of 352 residential units, averaging 970 square feet, and four commercial units, with the majority of the residential units and two commercial units closed in 2008. Six residential units and the remaining commercial unit closed in 2011.  Three residential units are available for sale.

Big Island of Hawaii:

(k)           Ka Milo at Mauna Lani.  In April 2004, A&B entered into a joint venture with Brookfield Homes Hawaii Inc. to acquire and develop a 30.5-acre residential parcel in the Mauna Lani Resort on the island of Hawaii, planned for 137 single-family units and duplex townhomes.  A total of 27 units were constructed in 2007 and 2008, with all 27 units sold following the last three closings in 2011. A newly-constructed unit also closed in 2011. The venture is proceeding with its revised development plan, focusing on more single-family units.

U.S. Mainland:

During 2011, A&B explored the sale of certain Mainland joint venture investments, resulting in the sale of its Bridgeport Marketplace investment. The Company regularly evaluates its development activities and strategies, including joint venture development plans with its partners, for project feasibility.

              (l)Bakersfield.  In November 2006, A&B entered into a joint venture with Intertex P&G Retail, LLC, for the planned development of a 575,000-square-foot retail center on a 57.3-acre commercial parcel in Bakersfield, California.  The parcel was acquired in November 2006.  Although development plans remain on hold due to current economic conditions, the venture continues negotiations with a national anchor tenant and is evaluating development options.

              (m)Bridgeport Marketplace.  In July 2005, A&B entered into a joint venture with Intertex Bridgeport Marketplace, LLC for the development of a retail center in Valencia, California.  Construction of the center was completed in 2009, and A&B sold its interest in the venture in March 2011.

              (n)Crossroads Plaza.  In June 2004, A&B entered into a joint venture with Intertex Hasley, LLC, for the development of a 56,000-square-foot mixed-use neighborhood retail center on 6.5 acres in Valencia, California.  The property was acquired in August 2004.  The sale of a pad site building closed in 2007, and construction of the center was completed in 2008.  As of December 31, 2011, the center was 91 percent leased.

              (o)Palmdale Trade & Commerce Center.  In December 2007, A&B entered into a joint venture with Intertex Palmdale Trade & Commerce Center LLC, for the planned development of a 315,000-square-foot mixed-use commercial office and light industrial condominium complex on 18.2 acres in Palmdale, California, located 60 miles northeast of Los Angeles and 25 miles northeast of Valencia.  The parcel was contributed to the venture in 2008.  The venture is negotiating with a potential tenant for a 300,000 square-foot build-to-suit facility.

(p)           Santa Barbara Ranch.  In November 2007, A&B entered into a joint venture with Vintage Communities, LLC, a residential developer headquartered in Newport Beach, California, for the planned development of a 1,040-acre exclusive large-lot subdivision, located 12 miles north of the City of Santa Barbara.  In 2008, due to worsening economic conditions, A&B suspended further investment in the project and recognized a $3.0 million impairment.  In 2010, based on market conditions, the Company took an additional impairment loss of approximately $1.9 million.

 (4)           Leased Portfolio

An important source of income and cash flow is the lease rental income A&B receives from its portfolio of commercial income properties, consisting of approximately 7.9 million leasable square feet of commercial building space as of December 31, 2011.

(a)           Hawaii Properties

A&B’s Hawaii commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 1.4 million square feet of leasable space as of December 31, 2011.  Most of the commercial properties are located on Maui and Oahu, with smaller holdings in the area of Port Allen, on Kauai, and Kona, on the island of Hawaii.  The average occupancy for the Hawaii portfolio was 91 percent in 2011, versus 92 percent in 2010.  Lower occupancy was primarily due to lower occupancy at the 238,300 square-foot Komohana Industrial Park on Oahu.  In 2011, A&B sold the 61,500-square-foot Wakea Business Center II on Maui, the 28,100-square-foot Apex Building on Maui and two leased fee parcels.  In December 2011, A&B acquired a 4.3-acre parcel on Oahu within the Gateway at Mililani Mauka shopping center, including a fully-leased 5,900 square-foot retail building, planned for development of an additional 28,400 square feet of retail space.

The primary Hawaii commercial properties owned as of year-end 2011 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Komohana Industrial Park	Kapolei, Oahu	Industrial	238,300
Maui Mall	Kahului, Maui	Retail	185,700
Waipio Industrial	Waipahu, Oahu	Industrial	158,400
Kaneohe Bay Shopping Center	Kaneohe, Oahu	Retail	123,900
Waipio Shopping Center	Waipahu, Oahu	Retail	113,800
P&L Warehouse	Kahului, Maui	Industrial	104,100
Lanihau Marketplace	Kailua-Kona, Hawaii	Retail	88,300
Port Allen (4 buildings)	Port Allen, Kauai	Industrial/Retail	87,400
Kunia Shopping Center	Waipahu, Oahu	Retail	60,400
Kahului Office Building	Kahului, Maui	Office	58,300
Lahaina Square	Lahaina, Maui	Retail	50,200
Kahului Shopping Center	Kahului, Maui	Retail	43,200
Kahului Office Center	Kahului, Maui	Office	32,900
Stangenwald Building	Honolulu, Oahu	Office	27,100
Judd Building	Honolulu, Oahu	Office	20,200
Maui Clinic Building	Kahului, Maui	Office	16,600
Lono Center	Kahului, Maui	Office	13,400
Gateway at Mililani Mauka	Mililani, Oahu	Retail	5,900

 (b)           U.S. Mainland Properties

On the U.S. Mainland, A&B owns a portfolio of commercial properties, acquired primarily by way of tax-deferred exchanges under Internal Revenue Code Section 1031. A&B’s Mainland commercial properties portfolio consists of retail, office and industrial properties, comprising approximately 6.5 million square feet of leasable space as of December 31, 2011.  A&B’s mainland commercial properties’ occupancy rate of 92 percent improved from 85 percent in 2010.  Although there is some improvement in the leasing environment in certain mainland markets, rents in most markets, while showing improvement over 2010, remain below 2007 levels.

In 2011, A&B completed the sales of the 139,500-square-foot Arbor Park Shopping Center in San Antonio, Texas. Also in 2011, A&B completed the acquisitions of the 84,000-square-foot Union Bank facility in Everett, Washington, and the 146,900-square-foot Issaquah Office Center in Issaquah, Washington.

A&B’s mainland commercial properties owned as of year-end 2011 were as follows:

Property	Location	Type	Leasable Area (sq. ft.)

Heritage Business Park	Dallas, TX	Industrial	1,316,400
Savannah Logistics Park	Savannah, GA	Industrial	1,035,700
Midstate 99 Distribution Center	Visalia, CA	Industrial	789,100
Sparks Business Center	Sparks, NV	Industrial	396,100
Republic Distribution Center	Pasadena, TX	Industrial	312,500
Activity Distribution Center	San Diego, CA	Industrial	252,300
Centennial Plaza	Salt Lake City, UT	Industrial	244,000
Meadows on the Parkway	Boulder, CO	Retail	216,400
1800 and 1820 Preston Park	Plano, TX	Office	198,800
Ninigret Office Park X and XI	Salt Lake City, UT	Office	185,500
San Pedro Plaza	San Antonio, TX	Office/Retail	171,900
Rancho Temecula Town Center	Temecula, CA	Retail	165,500
2868 Prospect Park	Sacramento, CA	Office	162,900
Issaquah Office Center	Issaquah, WA	Office	146,900
Little Cottonwood Center	Sandy, UT	Retail	141,600
Concorde Commerce Center	Phoenix, AZ	Office	140,700
Deer Valley Financial Center	Phoenix, AZ	Office	126,600
Northpoint Industrial	Fullerton, CA	Industrial	119,400
Broadlands Marketplace	Broomfield, CO	Retail	103,900
Union Bank	Everett, WA	Office	84,000
2890 Gateway Oaks	Sacramento, CA	Office	58,700
Wilshire Shopping Center	Greeley, CO	Retail	46,500
Royal MacArthur Center	Dallas, TX	Retail	44,100
Firestone Boulevard Building	La Mirada, CA	Office	28,100

C.           Agribusiness

(1)           Production

A&B has been engaged in the production of cane sugar in Hawaii since 1870.  A&B’s current agribusiness and related operations consist of:  (1) a sugar plantation on the island of Maui, operated by its Hawaiian Commercial & Sugar Company (“HC&S”) division, (2) renewable energy operations on the island of Kauai, operated by its McBryde Resources, Inc. subsidiary, (3) its Kahului Trucking & Storage, Inc. (“KT&S”) and Kauai Commercial Company, Incorporated (“KCC”) subsidiaries, which provide several types of trucking services, including sugar and molasses hauling on Maui, mobile equipment maintenance and repair services on Maui, Kauai, and the Big Island, and self-service storage facilities on Maui and Kauai, and (4) Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a single member agricultural cooperative that provides raw sugar marketing and transportation services solely to HC&S. HS&TC owns the MV Moku Pahu, a Jones-Act qualified integrated tug barge bulk dry carrier, which is used to transport raw sugar from Hawaii to the U.S. West Coast and coal from the U.S. West Coast to Hawaii.

HC&S is Hawaii’s only producer of raw sugar, producing approximately 182,800 tons of raw sugar in 2011 (compared with 171,800 tons in 2010).  The primary reasons for the increase in production were improved yields on the plantation due to better agronomic practices, a higher average age of the crop at harvest, and increased delivery of irrigation water. HC&S harvested 15,063 acres of sugar cane in 2011 (compared with 15,488 in 2010).  Yields averaged 12.1 tons of sugar per acre in 2011 (compared to 11.1 in 2010).  As a by-product of sugar production, HC&S also produced approximately 53,100 tons of molasses in 2011 (compared to 52,800 in 2010).

In 2011, approximately 18,700 tons of sugar (compared to 16,300 tons in 2010) were processed by HC&S into specialty food-grade sugars under HC&S’s Maui Brand® trademark or repackaged by distributors under their own labels.  This increase in production was due to longer, steady production runs throughout the harvesting season, enhanced operation of the specialty brand sugar production line, and more efficient labor operations.

In March 2011, the Company executed an agreement to lease land and sell coffee inventory and certain assets used in a coffee business it previously operated to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets.  The Company has retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

HC&S and McBryde Sugar Company, Limited (“McBryde”), a subsidiary of A&B, produce electricity for internal use and for sale to the local electric utility companies.  HC&S’s power is produced by burning bagasse (the residual fiber of the sugar cane plant), by hydroelectric power generation and, when necessary, by burning fossil fuels.  McBryde produces power solely by hydroelectric generation.  The price for the power sold by HC&S and McBryde is equal to the utility companies’ “avoided cost” of not producing such power themselves.  In addition, HC&S receives a capacity payment to provide a guaranteed power generation capacity to the local utility.  See “Energy” below for power production and sales data.

(2)           Marketing of Sugar

Approximately 90 percent of the bulk raw sugar produced by HC&S in 2011 was purchased by C&H Sugar Company, Inc. (“C&H”).  C&H processes the raw cane sugar at its refinery at Crockett, California and markets the refined products primarily in the western and central United States.

The remaining 10 percent of the raw sugar was used by HC&S to produce specialty food-grade sugars, which are sold by HC&S to food and beverage producers and to retail stores under its Maui Brand® label, and to distributors that repackage the sugars under their own labels.  HC&S’s largest food-grade sugar customers are Cumberland Packing Corp. and Sugar Foods Corporation, which repackage HC&S’s turbinado sugar for their “Sugar in the Raw” product line.

Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a sugar grower cooperative in Hawaii (of which HC&S currently is the only member), has a supply contract with C&H ending in December 2012.  Pursuant to the supply contract, the cooperative sells raw sugar to C&H at a price equal to the New York No. 16 Contract settlement price, less a volume-based discount.

(3)           Sugar Competition and Legislation

 Hawaii has traditionally produced more sugar per acre than most other major producing areas of the world, but that advantage is offset by Hawaii’s high labor costs and the distance to the U.S. Mainland market.  Hawaiian refined sugar is marketed primarily west of Chicago.  This is also the largest beet sugar growing and processing area and, as a result, the only market area in the United States that produces more sugar than it consumes.  Sugar from sugar beets is the greatest source of competition in the refined sugar market for the Hawaiian sugar industry.

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

The 2008 Farm Bill reauthorized the sugar price support loan program, which supports the U.S. price of sugar by providing for commodity-secured loans to producers.  A loan rate (support price) of 18.50 cents per pound (“¢/lb”) for raw cane sugar was in effect for the 2010 and 2011 crops. The loan rate increases to 18.75 ¢/lb for the 2012 and 2013 crops (the last year of the bill). The U.S. rates are adjusted by region to reflect the cost of transportation. The 2010 adjusted crop loan rate in Hawaii is 16.52 ¢/lb. The Company does not currently participate in the sugar price support loan program.

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

Implementation of the North American Free Trade Agreement (NAFTA) began in 1994.  This agreement removed most barriers to trade and investment among the U.S., Canada and Mexico.  Under NAFTA, all non-tariff barriers to agricultural trade between the U.S. and Mexico were eliminated.  In addition, many tariffs were eliminated immediately or phased out.  Starting in 2008, Mexico was permitted to ship an unlimited quantity of sugar duty-free to the U.S. each year.

U.S. raw sugar prices remained relatively stable and flat for over thirty years.  The full implementation of NAFTA in 2008, which unified the U.S. and Mexican sugar markets, increased price volatility.  In 2009, a tight NAFTA supply/demand outlook and a soaring world raw sugar market combined to push U.S. raw sugar prices to 29-year highs.  Prices have remained at high levels for most of 2011.  A chronological chart of the average U.S. domestic raw sugar prices, based on the average daily New York No. 16 Contract settlement price for domestic raw sugar, is shown below (not adjusted for inflation):

(4)           Land Designations and Water

The HC&S sugar plantation, the only remaining sugar plantation in Hawaii, consists of 43,300 acres, with approximately 35,500 acres under active sugar cane cultivation.

On Kauai, approximately 3,000 acres are cultivated in coffee by Massimo Zanetti Beverage USA, Inc., which leases the land from the Company. Additional acreage is cultivated in seed corn and used for pasture purposes.

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

It is crucial for HC&S to have access to reliable sources of water supply and efficient irrigation systems.  HC&S conserves water by using “drip” irrigation systems that distribute water to the roots through small holes in plastic tubes.  All but a small area of the cultivated cane land farmed by HC&S is drip irrigated.

A&B owns 16,000 acres of watershed lands in East Maui, which supply a portion of the irrigation water used by HC&S.  A&B also held four water licenses to another 30,000 acres owned by the State of Hawaii in East Maui, which over the last ten years have supplied approximately 58 percent of the irrigation water used by HC&S.  The last of these water license agreements expired in 1986, and all four agreements were then extended as revocable permits that were renewed annually.  In 2001, a request was made to the State Board of Land and Natural Resources (the “BLNR”) to replace these revocable permits with a long-term water lease.  Pending the conclusion by the BLNR of this contested case hearing on the request for the long-term lease, the BLNR has renewed the existing permits on a holdover basis. A&B also holds rights to an irrigation system in West Maui, which provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. For information regarding legal proceedings involving A&B’s irrigation systems, see “Legal Proceedings” below.

D.           Employees and Labor Relations

As of December 31, 2011, A&B and its subsidiaries had approximately 2,100 regular full-time employees.  About 880 regular full-time employees were engaged in the agribusiness segment, 1,101 were engaged in the transportation segment, 42 were engaged in the real estate segment, and the remaining were in administration.  Approximately 48 percent were covered by collective bargaining agreements with unions.

At December 31, 2011, the active Matson fleet employed seagoing personnel in 197 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.  Approximately 25 percent of Matson’s regular full-time employees and all of the seagoing employees were covered by collective bargaining agreements.

Historically, collective bargaining with longshore and seagoing unions has been complex and difficult.  However, Matson and Matson Terminals consider their relations with those unions, other unions and their non-union employees generally to be satisfactory.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s agreements with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2008 through June 2013. Contracts that Matson has with the American Radio Association were renewed in mid-2009 through August 15, 2013. Contracts that Matson has with the Masters, Mates & Pilots (“MM&P”) and the Marine Engineers Beneficial Association (“MEBA”) for ships built prior to 2003 were renewed in mid-2009 through August 15, 2013.  Contracts that Matson has with MM&P and the MEBA for ships built after 2003 expire on August 15, 2013 and include provisions for a wage reopener, which was negotiated in mid-2009 to cover the remaining contract period.  Matson’s MEBA contracts were extended on December 29, 2011 and now expire on August 15, 2018.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports.  Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, was negotiated in 2008 and will expire on July 1, 2014.  Matson Terminals provides stevedoring and terminal services to Matson and other vessel operators calling at Honolulu and on the islands of Hawaii, Maui and Kauai.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  In 2008, Matson signed six-year agreements with each of the ILWU units, which will expire on July 1, 2014.

During 2010, Matson maintained its collective bargaining agreements with ILWU clerical workers in Honolulu and Oakland, which are in effect through June 2014.  The bargaining agreement with ILWU clerical workers in Long Beach was renegotiated in 2010 for another three-year period.  The health & welfare and pension provisions were not renegotiated; however, the parties agreed to match the provisions that are negotiated between the ILWU clerical workers in Long Beach and the other employers.  Those negotiations are continuing and are expected to be finalized in 2012.

During 2011, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  In the event that any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Also, Matson participates in a multiemployer pension plan for its office clerical workers in Long Beach.  Matson Terminals participates in two multiemployer pension plans for its Hawaii ILWU non-clerical employees.  For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 10 (“Employee Benefit Plans”) to A&B’s consolidated financial statements in Item 8 of Part II below.

Bargaining unit employees of HC&S are covered by two collective bargaining agreements with the ILWU.  The agreements with the HC&S production unit employees and clerical and technical employees bargaining units cover approximately 640 workers and expire on January 31, 2014.  The bargaining unit employees at KT&S also are covered by two collective bargaining agreements with the ILWU.  The bulk sugar employees’ agreement expires on June 30, 2014 and the agreement with all other employees expires on March 31, 2012, with renegotiations expected to begin in March 2012.  There are two collective bargaining agreements with KCC employees represented by the ILWU.  These agreements expire on April 30, 2012, with renegotiations expected to begin in April 2012.

E.           Energy

Matson and Matson Terminals purchase residual fuel oil, lubricants, gasoline and diesel fuel for their operations and also pay fuel surcharges to drayage providers and rail carriers.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2011, Matson purchased approximately 2.7 million barrels of residual fuel oil for its vessels, which included fuel for Matson’s CLX2 service discontinued in the third quarter of 2011, compared with 2.1 million barrels in 2010.

Residual fuel oil prices paid by Matson in 2011 on the west coast started at $83.23 per barrel and ended the year at $113.93.  The lowest west coast price for the year was $82.13 per barrel in January, and the high price was $124.36 in December.  Sufficient fuel for Matson’s requirements is expected to be available in 2012.

As has been the practice with sugar plantations throughout Hawaii, HC&S uses bagasse, the residual fiber of the sugar cane plant, as a fuel to generate steam for the production of most of the electrical power for sugar milling and irrigation pumping operations.  In addition to bagasse, HC&S uses coal, diesel, fuel oil, and recycled motor oil to generate power during factory shutdown periods when bagasse is not being produced or during periods when bagasse is not produced in sufficient quantities.  HC&S also generates a limited amount of hydroelectric power.  To the extent it is not used in A&B’s factory and farming operations, HC&S sells electricity.  In 2011, HC&S produced and sold, respectively, approximately 191,300 MWH and 64,900 MWH of electric power (compared with 190,400 MWH produced and 68,300 MWH sold in 2010). The decrease in power sold was due to increased power used for irrigation pumps to improve soil moisture levels and yields. Hydroelectric generation was depressed during the year due to extended drought conditions on Maui.  HC&S’s use of oil in 2011 of 9,700 barrels was 42 percent less than the 16,700 barrels used in 2010.  The decrease was primarily due to higher bagasse production used in power generation as a result of improved yields on the farm.  Coal used for power generation was 58,600 short tons, about 2,600 tons less than that used in 2010.  Less coal was required because of the higher bagasse production from the fields.

In 2011, McBryde produced approximately 29,800 MWH of hydroelectric power (compared with approximately 29,500 MWH in 2010).  To the extent it is not used in A&B-related operations, McBryde sells electricity to Kauai Island Utility Cooperative.  Power sales in 2011 amounted to approximately 22,100 MWH (compared with 19,000 MWH in 2010).

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

A continuation or further weakening of the U.S., Guam, Asian or global economies may adversely impact the level of freight volumes, freight rates, and real estate leasing, sales and development activity. Within the U.S., a continuation or further weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the further weakening of consumer confidence, market demand or the economy in the U.S. Mainland, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes or rates, the sale of Hawaii real estate, and the real estate leasing and development markets. In addition, overcapacity in the global or transpacific ocean transportation markets or a change in the cost of goods or currency exchange rates may adversely affect freight volumes or rates in the Company’s China service.

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

During 2008 and 2009, the financial industry experienced significant instability due to, among other things, declining property values and increasing defaults on loans. This led to tightened credit requirements, reduced liquidity and increased credit risk premiums for virtually all borrowers. Fewer loan products, tighter loan qualifications and higher interest rates make it more difficult for borrowers to finance the purchase of units in the Company’s projects. Tightening of credit in the commercial markets may adversely affect the Company’s ability to secure construction or other financing on acceptable or favorable terms for the Company’s residential and commercial projects, working capital requirements, or investment needs. Additionally, the stringent requirements to obtain financing for buyers of commercial properties make it significantly more difficult for the Company to sell commercial properties and may negatively impact the sales prices and other terms of such sales. The stringent credit environment may also impact the Company in other ways, including the credit or solvency of customers, vendors, or joint venture partners, and the ability of partners to fund their equity obligations to the joint venture.

A deterioration of the Company’s credit profile or disruptions of the credit markets could restrict its ability to access the debt capital markets or increase the cost of debt.

A deterioration in the Company’s credit profile may ultimately have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs.  If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows. Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates. Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates. Floating rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s cash flow and results of operations.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include the maintenance of minimum shareholders’ equity levels, a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes, and the maintenance of a minimum unencumbered property investment value. If the Company does not maintain the required covenants, and that breach of covenants is not cured timely or waived by the lenders, resulting in default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. Additionally, the Company’s credit facilities contain other terms limiting its ability to incur additional indebtedness, including restrictions on total debt outstanding and restrictions on secured debt outstanding. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

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

As of December 31, 2011, the Company had approximately 2,100 regular full-time employees, of which approximately 48 percent were covered by collective bargaining agreements with unions. The Company’s transportation, real estate and agribusiness segments may be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.  For example, in its real estate sales segment, the Company may be unable to complete construction of its projects if building materials or labor is unavailable due to labor disruptions in the relevant trade groups.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s business is dependent on its relationships with key vendors, agents, customers and tenants. The ocean transportation business relies on its relationships with freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business. For agribusiness, HC&S’s relationship with C&H Sugar Company, Inc. is critical. The loss of or damage to any of these key relationships may affect the Company’s business adversely.

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

For the Agribusiness segment, drought, greater than normal rainfall, hurricanes, earthquakes, tsunamis, floods, fires, other natural disasters or agricultural pestilence may have an adverse effect on the sugar planting, harvesting and production, electricity generation and sales, and the Agribusiness segment’s facilities, including dams and reservoirs.

The Company maintains casualty insurance under policies it believes to be adequate and appropriate. These policies are generally subject to large retentions and deductibles. Some types of losses, such as losses resulting from a port blockage, Matson business interruption, physical damage to dams, pollution stemming from non-marine operations  or crop  damage , generally are not insured. In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance  coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

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
•
the venture partner could become bankrupt, requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

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

The Company’s proposed separation into two independent, publicly-traded companies (one company comprising the Company’s real estate and agriculture businesses and the other comprising the Company’s transportation business) is subject to risks inherent to a large-scale transaction.

The proposed separation of the Company into two independent, publicly-traded companies is subject to multiple risks and uncertainties, including the risk that the separation will not be consummated, the risk that financing transactions contemplated as part of the separation cannot be consummated on terms and conditions acceptable to the Company, and the risk that the transaction does not qualify for tax-free treatment under applicable sections of the Internal Revenue Code.  If the separation is consummated, it is possible that, due to unforeseen changes in market and economic conditions or other events, the two resulting companies may not achieve the full strategic and financial benefits expected from separation or that such benefits may be delayed.  As a result, the aggregate market price of the common stock of the two resulting companies could be less than the market price of the Company’s common stock if the separation had not occurred.

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

The Company’s logistics business derives a significant portion of its revenues from its largest customers. For 2011, the Company’s logistics business’ largest ten customers accounted for approximately 25 percent of the business’ revenue. A reduction in or termination of the Company’s logistics services by several of the logistics business’ largest customers could have an adverse effect on the Company’s revenue and business.

Repeal, substantial amendment, or waiver of the Jones Act or its application could have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels were to enter any of the Company’s Jones Act markets, the Company’s business would be adversely affected. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of maritime cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

The Company’s business could be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Although the Company believes it currently is a U.S. citizen under the Jones Act, the Company does not have restrictions in place that protect its ability to maintain its status as a U.S. citizen under the Jones Act.  As a result, non-U.S. citizens could intentionally or inadvertently own in the aggregate more than 25 percent of the Company’s common stock, and the Company would no longer be considered a U.S. citizen under the Jones Act. Such an event could result in the Company’s ineligibility to engage in coastwise trade, the imposition of substantial penalties against it, including seizure or forfeiture of its vessels, and the inability to register its vessels in the United States, each of which could have an adverse effect on the Company’s financial condition and results of operation.

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

•	an inability to have access to sufficient and reliable sources of water or to secure water service or meters for its projects;
•	an inability to secure tenants necessary to support the project or maintain compliance with debt covenants;
•	failure to achieve or sustain anticipated occupancy or sales levels;
•	buyer defaults, including defaults under executed or binding contracts;
•	condemnation of all or parts of development or operating properties, which could adversely affect the value or viability of such projects; and
•	an inability to sell the Company’s constructed inventory.

Any of these risks has the potential to adversely affect the Company’s operating results.

A decline in leasing rental income could adversely affect the Company.

The Company owns a portfolio of commercial income properties.  Factors that may adversely affect the portfolio’s profitability include:

•	a significant number of the Company’s tenants are unable to meet their obligations;
•	increases in non-recoverable operating and ownership costs;
•	the Company is unable to lease space at its properties when the space becomes available;
•	the rental rates upon a renewal or a new lease are significantly lower than prior rents or do not increase sufficiently to cover increases in operating and ownership costs;
•	the providing of lease concessions, such as free or discounted rents and tenant improvement allowances; and
•	the discovery of hazardous or toxic substances, or other environmental, culturally-sensitive, or related issues at the property.

The bankruptcy of key tenants may adversely affect the Company’s revenues and profitability.

The Company may derive significant revenues and earnings from certain key tenants. If one or more of these tenants declare bankruptcy or voluntarily vacates from the leased premise and the Company is unable to re-lease such space or to re-lease it on comparable or more favorable terms, the Company’s liquidity, financial position, results of operations and cash flows may be adversely impacted. Additionally, the Company’s results of operations may be further adversely impacted by an impairment or “write-down” of intangible assets, such as lease-in-place value or a deferred asset related to straight-line lease rent, associated with a tenant bankruptcy or voluntary vacancy.

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

The Company’s real estate investments are relatively illiquid.

The Company’s investments in real estate are relatively illiquid, which may limit the Company’s ability to strategically reposition its portfolio in the near-term as a response to changes in economic, financial, investment or other conditions, or may prevent or delay the Company’s efforts to generate cash from these sales. The Company cannot predict whether it will be able to sell any property or investment at the price or on the terms set by the Company or whether any price or other terms offered by a prospective purchaser would be acceptable to the Company.

The Company’s financial results are significantly influenced by the economic growth and strength of Hawaii.

The vast majority of the Company’s real estate development activity is conducted in Hawaii. Consequently, the growth and strength of Hawaii’s economy has a significant impact on the demand for the Company’s real estate development projects. As a result, any adverse change to the growth or health of Hawaii’s economy could adversely affect the Company’s financial condition and results of operations.

The value of the Company’s development projects and its commercial properties are affected by a number of factors.

Weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in the Company’s investment and development strategy, among other factors, may affect the value of commercial properties or the feasibility of certain development projects owned by the Company or by its joint ventures. If the fair value of the Company’s development projects or the undiscounted cash flows of its commercial properties were to decline below the carrying value of those assets, the Company would be required to recognize an impairment loss, which would have an adverse effect on the Company’s financial position and results of operations.

AGRIBUSINESS

The lack of water for agricultural irrigation could adversely affect the Company.

It is crucial for the Company’s Agribusiness segment to have access to reliable sources of water for the irrigation of sugar cane. As further described in “Legal Proceedings” below, there are challenges to the Company’s ability to divert water from streams in Maui. In addition, the Company’s access to water is subject to weather patterns that cannot be reliably predicted.  If the Company is not permitted to divert stream waters for its use or there is insufficient rainfall, it would have an adverse effect on the Company’s sugar operations, including possible cessation of operations.

A decline in raw sugar prices will adversely affect the Company’s business.

The business and results of operations of the Company’s agribusiness segment are substantially affected by market factors, particularly the domestic prices for raw cane sugar. These market factors are influenced by a variety of forces, including prices of competing crops and suppliers, weather conditions, and United States farm and trade policies. If the price for sugar were to decline, the Company’s Agribusiness segment would be adversely affected. See also discussion under “Business and Properties - Agribusiness - Competition and Sugar Legislation” above.

The Company is subject to risks associated with raw sugar production.

The Company’s production of raw sugar is subject to numerous risks that could adversely affect the volume and quality of sugar produced, including:

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

The market for power sales in Hawaii is limited.

The power distribution systems in Hawaii are small and island-specific; currently, there is no ability to move power generated on one island to any other island.  In addition, Hawaii law limits the ability of independent power producers, such as the Company’s Agribusiness operations, to sell its output to firms other than the local utilities on each island.  Further, any sales of electricity by the Company to the utilities on each island must be done under long term agreements subject to the approval of the State Public Utilities Commission.  Unlike some areas in the Mainland, Hawaii’s independent power producers have no ability to use utility infrastructure to transfer power to other locations.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) amend established interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system. On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams. A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party.  On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing. On November 17, 2010, the petitioner filed an appeal of the Commission’s denial to the Hawaii Intermediate Court of Appeals.  On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal.  On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court.  On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals.

On June 25, 2004, two organizations filed with the Water Commission a petition to amend established IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provided approximately 14 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals.  On June 23, 2011, the case was transferred to the Hawaii Supreme Court.

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

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused primarily on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle.  The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades.  On November 30, 2010, the judge dismissed the complaint with prejudice.  On September 29, 2011, the Ninth Circuit panel unanimously affirmed the District Court’s dismissal.  The plaintiffs did not seek further review of the decision.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms.  The lawsuit was filed in the U.S. District Court for the District of Hawaii.  In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant.  At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice.  The EEOC filed a second amended complaint on December 16, 2011.  In response, McBryde Resources and Alexander & Baldwin, Inc. filed a motion to dismiss the second amended complaint.  McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on A&B’s results of operations or financial position.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

For the information about executive officers of A&B required to be included in this Part I, see section B (“Executive Officers”) in Item 10 of Part III below, which is incorporated herein by reference.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

A&B common stock is listed on the New York Stock Exchange and trades under the symbol “ALEX.” As of February 15, 2012, there were 2,944 shareholders of record of A&B common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of A&B common stock.

A summary of daily stock transactions is listed in the New York Stock Exchange section of major newspapers. Trading volume averaged 254,081 shares a day in 2011 compared with 201,147 shares a day in 2010 and 292,309 shares a day in 2009.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for 2011 and 2010, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2011
First Quarter	$0.315	$46.00	$39.18	$45.65
Second Quarter	$0.315	$55.50	$44.50	$48.16
Third Quarter	$0.315	$51.66	$36.48	$36.53
Fourth Quarter	$0.315	$45.53	$33.09	$40.82

2010
First Quarter	$0.315	$36.43	$31.23	$33.05
Second Quarter	$0.315	$37.42	$29.02	$29.78
Third Quarter	$0.315	$36.37	$28.92	$34.84
Fourth Quarter	$0.315	$40.54	$33.63	$40.03

Although A&B expects to continue paying quarterly cash dividends on its common stock prior to separation, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon A&B’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

           Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements; however, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2011, the amount of net assets of Matson that may not be transferred to the Company was approximately $259 million.

A&B common stock is included in the Dow Jones U.S. Transportation Average, the Russell 1000 Index, the Russell 3000 Index, the Dow Jones U.S. Composite Average, and the S&P MidCap 400.

On October 27, 2011, A&B’s Board of Directors authorized A&B to repurchase up to two million shares of its common stock beginning January 1, 2012. The authorization, which replaced a previous authorization that expired December 31, 2011, will expire on December 31, 2013.

The Company did not repurchase any of its common stock in 2011, 2010 or 2009.

           Securities authorized for issuance under equity compensation plans as of December 31, 2011, included:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,553,667	$38.39	1,925,746*
Equity compensation plans not approved by security holders	--	--	--
Total	2,553,667	$38.39	1,925,746

*	Under the 2007 Incentive Compensation Plan, 1,925,746 shares may be issued either as restricted stock grants, restricted stock units grants, or stock option grants.

ITEM 6. SELECTED FINANCIAL DATA

The following  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2011	2010	2009	2008	2007
Revenue:
Transportation:
Ocean transportation	$1,077.6	$1,016.5	$888.6	$1,023.7	$1,006.9
Logistics services	386.4	355.6	320.9	436.0	433.5
Real Estate:
Leasing	100.1	94.4	103.2	107.8	108.5
Sales	66.2	136.1	125.6	350.2	117.8
Less amounts reported in discontinued operations1	(47.5)	(126.7)	(136.6)	(164.6)	(142.6)
Agribusiness5	161.7	163.9	107.0	124.3	123.7
Reconciling Items2	(22.1)	(26.3)	(16.3)	(10.7)	(9.2)
Total Revenue	$1,722.4	$1,613.5	$1,392.4	$1,866.7	$1,638.6

Operating Profit:
Transportation:
Ocean transportation3	$74.1	$118.7	$58.3	$105.8	$126.5
Logistics services	5.0	7.2	6.7	18.5	21.8
Real Estate:
Leasing	39.3	35.3	43.2	47.8	51.6
Sales3	15.5	50.1	39.1	95.6	74.4
Less amounts reported in discontinued operations1	(23.8)	(54.5)	(59.2)	(77.1)	(78.4)
Agribusiness5	22.2	6.1	(27.8)	(12.9)	0.2
Total operating profit	132.3	162.9	60.3	177.7	196.1
Interest expense, net4	(24.8)	(25.5)	(25.9)	(23.7)	(18.8)
General corporate expenses	(20.3)	(23.3)	(21.8)	(21.0)	(27.3)
Income from continuing operations before income taxes	87.2	114.1	12.6	133.0	150.0
Income taxes	32.3	44.7	5.0	48.2	56.6
Income from continuing operations	54.9	69.4	7.6	84.8	93.4
Income (loss) from discontinued operations	(20.7)	22.7	36.6	47.6	48.8
Net Income	$34.2	$92.1	$44.2	$132.4	$142.2

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $8.6 million, $12.8 million, $6.2 million, $5.2 million, and $10.7 million of equity in earnings from its investment in SSAT for 2011, 2010, 2009, 2008, and 2007, respectively. The Real Estate Sales segment includes approximately ($7.9) million, $2.0 million, $9.0 million, and $22.6 million in equity in (loss) earnings from its various real estate joint ventures for 2011, 2010, 2008, and 2007, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4
Includes Ocean Transportation interest expense of $7.7 million for 2011, $8.2 million for 2010, $9.0 million for 2009, $11.6 million for 2008, and $13.9 million for 2007. Substantially all other interest expense was incurred at the parent company.

5	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

SELECTED FINANCIAL DATA (CONTINUED)

	2011	2010	2009	2008	2007
Identifiable Assets:
Transportation:
Ocean transportation6	$1,082.6	$1,095.5	$1,095.2	$1,153.9	$1,215.0
Logistics services	76.8	73.8	72.4	74.2	58.6
Real Estate:
Leasing	770.9	739.4	627.4	590.2	595.4
Sales6	451.4	420.8	415.6	344.6	408.9
Agribusiness	157.8	150.3	156.8	172.2	174.6
Other	4.8	14.8	12.2	15.1	26.6
Total assets	$2,544.3	$2,494.6	$2,379.6	$2,350.2	$2,479.1

Capital Expenditures:
Transportation:
Ocean transportation	$44.2	$69.4	$12.7	$35.5	$65.8
Logistics services7	3.0	1.8	0.6	2.4	2.0
Real Estate:
Leasing8	43.6	164.7	108.8	100.2	124.5
Sales9	5.2	0.1	0.1	0.6	0.3
Agribusiness	10.5	6.8	3.4	15.2	20.5
Other	--	0.3	0.3	0.8	0.3
Total capital expenditures	$106.5	$243.1	$125.9	$154.7	$213.4

Depreciation and Amortization:
Transportation:
Ocean transportation	$70.6	$69.0	$67.1	$66.1	$63.2
Logistics services	3.2	3.2	3.5	2.3	1.5
Real Estate:
Leasing1	21.6	20.3	19.5	17.9	15.7
Sales	0.2	0.2	0.3	0.2	0.2
Agribusiness	11.9	12.7	11.9	11.5	10.7
Other	1.1	1.9	3.1	2.7	1.3
Total depreciation and amortization	$108.6	$107.3	$105.4	$100.7	$92.6

6
The Ocean Transportation segment includes approximately $56.5 million, $52.9 million, $47.2 million, $44.6 million, and $48.6 million related to its investment in SSAT as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively. The Real Estate Sales segment includes approximately $290.1 million, $274.8 million, $193.3 million, $162.1 million, and $134.1 million related to its investment in various real estate joint ventures as of December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

7
Excludes expenditures related to Matson Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

8	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

9
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for expenditures related to real estate developments were $14 million, $22 million, $6 million, $39 million, and $110 million for 2011, 2010, 2009, 2008, and 2007, respectively.

SELECTED FINANCIAL DATA (CONTINUED)

	2011	2010	2009	2008	2007

Earnings per share:
From continuing operations:
Basic	$1.32	$1.68	$0.19	$2.05	$2.20
Diluted	$1.31	$1.67	$0.19	$2.04	$2.17
Net income:
Basic	$0.82	$2.23	$1.08	$3.21	$3.34
Diluted	$0.81	$2.22	$1.08	$3.19	$3.30

Return on beginning equity	3.0%	8.5%	4.1%	11.7%	13.8%
Cash dividends per share	$1.26	$1.26	$1.26	$1.235	$1.12

At Year End
Shareholders of record	2,923	3,079	3,197	3,269	3,381
Shares outstanding	41.7	41.3	41.0	41.0	42.4
Long-term debt – non-current	$507	$386	$406	$452	$452

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2012 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the financial statements. MD&A is presented in the following sections:

•	Business Overview
•	Separation Transaction
•	Critical Accounting Estimates
•	Consolidated Results of Operations
•	Analysis of Operating Revenue and Profit by Segment
•	Liquidity and Capital Resources
•	Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements
•	Business Outlook
•	Other Matters

BUSINESS OVERVIEW

Alexander & Baldwin, Inc. (“A&B” or the “Company”), founded in 1870, is a multi-industry corporation headquartered in Honolulu that operates in five segments in three industries—Transportation, Real Estate, and Agribusiness.

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

In March 2011, the Company executed an agreement to lease land and sell coffee inventory and certain assets used in a coffee business it previously operated to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

SEPARATION TRANSACTION

On December 1, 2011, the Company announced that its Board of Directors unanimously approved a plan to pursue the separation of the Company to create two independent, publicly traded companies:

•
A Hawaii-based land company with interests in real estate development, commercial real estate and agriculture (composed of the Real Estate and Agribusiness segments described above), which will retain the Alexander & Baldwin, Inc. name; and

•
An ocean transportation company serving the U.S. West Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company under the Matson name (composed of the businesses in the Transportation segment described above).

The separation is expected to be completed in the second half of 2012.

On February 13, 2012, the Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii.  The holding company structure will help facilitate the separation by allowing the Company to organize and segregate the assets of its different businesses in an efficient manner prior to the separation and facilitate the third party and governmental consent and approval process. In addition, the holding company reorganization will help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.  For more information on the Jones Act and its effect on the Company, see “Description of Business and Properties – Transportation – Jones Act.”

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

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets: The Company’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment; however, no impairment charges were recorded in 2011, 2010, and 2009 as a result of this process. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.

In 2011, the Company recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. The Company’s remaining investment in the venture, which is not material, represents the Company’s share of expected cash proceeds from the pending sale of the joint venture lands.

Continued weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Impairment of Vessels: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available. The Company’s vessels and equipment are reviewed for possible impairment when events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable. In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. To date, the Company has not recorded any impairment related to its vessels. Additional information about the Company’s vessels as of December 31, 2011 is as follows:

	Original Acquisition Date	Purchase Price (1)	Net Book Value as of December 31, 2011
Maunalei	September 2006	$158	$130
Manulani	June 2005	152	119
Maunawili	September 2004	103	79
Manukai	September 2003	106	78
RJ Pfieffer	August 1992	159	61
Mokihana	January 1996	96	38
Kauai	September 1980	91	20
Mahimahi	January 1996	58	16
Manoa	January 1996	59	16
Maui	June 1978	78	14
Waialeale	November 1991	11	4
Lurline	August 1998	18	3
Mauna Kea	August 1988	10	3
Matsonia	October 1987	95	2
Lihue	January 1996	8	2
Haleakala	December 1984	13	1
Mauna Loa	December 1984	11	1
Moku Pahu	December 2009	6	4
Total vessels		$1,232	$591

(1)	Purchase price includes any subsequent improvements or modifications.

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

Revenue Recognition for Certain Long-term Real Estate Developments:  As discussed in Note 1 to the Consolidated Financial Statements, revenues from real estate sales are generally recognized when sales are closed and title, risks and rewards passes to the buyer. For certain real estate sales, the Company and its joint venture partners account for revenues on long-term real estate development projects that have continuing post-closing involvement, such as Kukui`ula, using the percentage-of-completion method. Following this method, the amount of revenue recognized is based on the percentage of development costs that have been incurred through the reporting period in relation to total expected development cost associated with the subject property. Accordingly, if material changes to total expected development costs or revenues occur, the Company’s financial condition or its future operating results could be materially impacted.

Self-Insured Liabilities: The Company is self-insured for certain losses including, but not limited to, employee health, workers’ compensation, general liability, real and personal property, and real estate construction warranty and defect claims. Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Goodwill: The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s business, financial condition and results of operations.

Pension and Post-Retirement Estimates:  The estimation of the Company’s pension and post-retirement expenses and liabilities requires that the Company make various assumptions. These assumptions include the following factors:

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

The 2011 net periodic costs for qualified pension and post-retirement plans were determined using a discount rate of 5.75 percent. The benefit obligations for qualified pension and post-retirement plans, as of December 31, 2011, were determined using a discount rate of 4.80 percent and 4.90 percent, respectively. For the Company’s non-qualified benefit plans, the 2011 net periodic cost was determined using a discount rate of 4.50 percent and the December 31, 2011 obligation was determined using a discount rate of 3.90 percent. The discount rate used for determining the year-end benefit plan obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2011.

The estimated return on plan assets of 8.25 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns (losses) were (4.2) percent, 8.8 percent, and (0.3) percent, respectively. The Company’s long-term rate of return (since inception in 1989) was 8.0 percent.

As of December 31, 2011, the Company’s post-retirement obligations were measured using an initial 9 percent health care cost trend rate, decreasing by 1 percent annually until the ultimate rate of 5 percent is reached in 2016.

Lowering the expected long-term rate of return on the Company’s qualified plan assets by one-half of one percent would have increased pre-tax pension expense for 2011 by approximately $1.4 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense by approximately $2.4 million. Additional information about the Company’s benefit plans is included in Note 10 to the Consolidated Financial Statements.

As of December 31, 2011, the market value of the Company’s defined benefit plan assets totaled approximately $257 million, compared with $285 million as of December 31, 2010. The recorded net pension liability was approximately $109 million as of December 31, 2011 and approximately $70 million as of December 31, 2010. The Company expects to make contributions totaling $21 million to certain of its defined benefit pension plans in 2012. The Company’s contributions to its pension plans were approximately $5 million in 2011 and $6 million in 2010.

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

(dollars in millions, except per-share amounts)	2011	Chg.		2010	Chg.		2009
Operating Revenue	$1,722	7%		$1,614	16%		$1,392
Operating Costs and Expenses	1,608	8%		1,488	10%		1,358
Operating Income	114	-10%		126	4	X	34
Other Income and (Expense)	(27)	2	X	(12)	-45%		(22)
Income Taxes	32	-29%		45	9	X	5
Income From Continuing Operations	55	-20%		69	10	X	7
Discontinued Operations (net of taxes)	(21)	N	M	23	-38%		37
Net Income	$34	-63%		$92	2	X	$44

Basic Earnings Per Share	$0.82	-63%		$2.23	2	X	$1.08
Diluted Earnings Per Share	$0.81	-64%		$2.22	2	X	$1.08

2011 vs. 2010

Operating Revenue for 2011 increased 7 percent, or $108 million, to $1,722 million. Ocean Transportation revenue increased 6 percent, principally due to higher fuel surcharge revenues resulting from higher fuel prices. Logistics Services revenue increased 9 percent, principally due to higher Intermodal and Highway volumes. Real Estate Leasing revenue increased 15 percent in 2011 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to acquisitions and higher mainland occupancies. Agribusiness revenue decreased 2 percent, primarily due to lower coffee revenue as a result of the sale of the assets of the coffee operations in the first quarter of 2011. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

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

Operating Costs and Expenses for 2011 increased by 8 percent, or $120 million, to $1,608 million. Ocean Transportation costs increased 13 percent, primarily due to higher vessel operating expenses and higher terminal handling costs. Logistics Services cost increased 11 percent due primarily to higher purchased transportation costs. Real Estate Sales and Leasing costs increased by 12 percent, primarily due to property acquisitions. These increases were offset by Agribusiness costs, which decreased 13 percent due principally to a lower volume of sugar sold, combined with higher production levels. Selling, General and Administrative costs (“SG&A”) decreased 3 percent due principally to higher non-qualified benefits paid in 2010 related to the retirement of certain senior executives. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense: Other expense in 2011 increased $15 million, compared with 2010, due primarily to $8 million in joint venture losses, a $4 million gain in 2010 related to the settlement of a non-performing mortgage note acquired as an investment, a $5 million payment received in 2010 for agriculture disaster relief, and a $2 million decrease in interest income in 2011, partially offset by $1 million in lower interest expenses.

Income Taxes were lower in 2011 compared with 2010 on an absolute basis due principally to lower income. The effective tax rate in 2011 was lower than the rate in 2010 due principally to deductible expenses in both periods that had a greater impact on the 2011 effective rate because of the lower income relative to 2010.

2010 vs. 2009

Operating Revenue for 2010 increased 16 percent, or $222 million, to $1,614 million. Ocean Transportation revenue increased 14 percent, principally due to higher overall volumes and yields, principally in the China trade, as well as higher fuel surcharge revenues resulting from higher fuel prices. Agribusiness revenue increased 57 percent, primarily due to higher sugar prices and higher sales volume. Logistics Services revenue increased 11 percent, principally due to higher Intermodal and Highway volumes. Real Estate Leasing revenue increased 14 percent in 2010 (after subtracting leasing revenue from assets classified as discontinued operations), primarily due to acquisitions, partially offset by lower mainland renewal rents. Real Estate Sales revenue decreased 14 percent in 2010 (after subtracting revenue from discontinued operations) due principally to lower property sales. The reasons for business- and segment-specific year-to-year fluctuations in revenue growth are further described below in the Analysis of Operating Revenue and Profit by Segment.

Operating Costs and Expenses for 2010 increased by 10 percent, or $130 million, to $1,488 million. Ocean Transportation costs increased 9 percent, primarily due to higher vessel operating expenses and higher terminal handling costs. Logistics Services cost increased 12 percent due primarily to higher purchased transportation costs. Agribusiness costs increased 15 percent due principally to a higher volume of sugar sold. Real Estate Sales and Leasing costs increased by 11 percent, primarily due to property acquisitions. Selling, General and Administrative costs (“SG&A”) increased 3 percent due principally to higher non-qualified benefit expenses related to the retirement of certain senior executives. The reasons for changes in business- and segment-specific year-to-year fluctuations in operating costs, which affect segment operating profit, are more fully described below in the Analysis of Operating Revenue and Profit by Segment.

Other Income and Expense: Other expense in 2010 decreased $10 million, compared with 2009, due primarily to a $5 million agriculture disaster relief payment for drought experienced in prior years, a $4 million gain related to the settlement of a non-performing mortgage note acquired as an investment, $2 million in higher real estate joint venture income, and a $2 million increase in interest income in 2010. The decrease in other expense was partially offset by a $5 million gain recorded in 2009 upon consolidation of HS&TC.

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

Transportation Industry

Ocean Transportation; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Revenue	$1,077.6	$1,016.5	6%
Operating profit	$74.1	$118.7	-38%
Operating profit margin	6.9%	11.7%
Volume* (units):
Hawaii containers	140,000	136,700	2%
Hawaii automobiles	81,000	81,800	-1%
China containers – CLX1	59,000	60,000	-2%
Guam containers	15,200	15,200	--%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of the reporting period.

Ocean Transportation revenue increased $61.1 million, or 6 percent, in 2011 compared to 2010. This increase was principally due to $73.2 million in higher fuel surcharges, due to increased fuel prices, as well as $9.6 million in net volume growth, principally in Hawaii. These increases were partially offset by $21.8 million in lower yields and cargo mix primarily in the China trade.

Total Hawaii container volume increased 2 percent in 2011 compared with 2010, due to a new connecting carrier agreement with a large international carrier that commenced at the end of 2010 and other customer gains, partially offset by one less week in 2011 compared to 2010. Matson’s Hawaii automobile volume for the year was 1 percent lower than 2010, due principally to the timing of automobile rental fleet replacement activity. China container volume decreased 2 percent in 2011, compared with 2010, principally due to increased competition from excess capacity in the trade. Guam container volumes were relatively flat as weaker market conditions were offset by fourth quarter gains related to the departure of a competitor from the trade in mid-November.

Operating profit (which includes $7.1 million of CLX2 shutdown expenses) decreased $44.6 million, or 38 percent, in 2011 compared to 2010. The decrease in operating profit was principally due to $21.8 million in lower yields and cargo mix primarily related to the China trade. Additionally, terminal handling costs increased $10.0 million due primarily to higher rates, and outside transportation costs increased $3.9 million due to higher volume. Operations overhead costs increased $1.5 million due to additional equipment repositioning costs, partially offset lower equipment lease expenses, and also vessel operating expenses were $1.2 million higher, due to the increased contractual labor costs and generally higher costs. The lower yields and increases in costs were partially offset by $5.4 million in higher overall cargo volume.  Operating profit was also impacted by $4.2 million in lower SSAT joint venture earnings due to reduced volume.

Ocean Transportation; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$1,016.5	$888.6	14%
Operating profit	$118.7	$58.3	2	X
Operating profit margin	11.7%	6.6%
Volume* (units):
Hawaii containers	136,700	136,100	--
Hawaii automobiles	81,800	83,400	-2%
China containers – CLX1	60,000	46,600	29%
Guam containers	15,200	14,100	8%

* Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of the reporting period.

Ocean Transportation revenue increased $127.9 million, or 14 percent, in 2010 compared to 2009. This increase was principally due to $55.8 million increase in revenue due to higher yields, principally in the China trade, a $33.6 million increase in revenue related to overall higher volumes, and a $32.3 million increase in fuel surcharges due to higher fuel prices.

Total Hawaii container volume increased slightly in 2010 compared with 2009, primarily reflecting one additional week in Matson’s 2010 fiscal year. Matson’s Hawaii automobile volume for the year was 2 percent lower than 2009, due principally to the timing of automobile rental fleet replacement activity. China container volume increased 29 percent in 2010, compared with 2009, due to an increase in market demand. Guam container volumes increased 8 percent due to an increase in market demand related, in part, to activities associated with the expected U.S. military build-up.

Operating profit increased $60.4 million in 2010 compared to 2009. The increase in operating profit was principally due to $55.8 million in higher yields, principally related to the China trade, and a $28.2 million increase due to a net increase in volume driven by the China trade. The improvement in operating profit was partially offset by terminal handling costs, which increased by $22.1 million due to contractual increases in terminal fees and handling charges. Additionally, vessel operating expenses increased $9.1 million due to higher fuel, drydock, and contractual labor costs, partially offset by lower vessel insurance costs. Outside transportation costs increased $4.0 million due primarily to higher ocean carrier volume and operations overhead costs increased $2.9 million due to additional equipment repair costs. The increase in costs was partially offset by a $6.6 million increase in SSAT joint venture earnings, principally due to higher west coast container lift volumes in 2010, and $6.3 million of higher costs in 2009 related to the rudder failure on the MV Mokihana.

Logistics Services; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Intermodal revenue	$234.5	$204.1	15%
Highway revenue	151.9	151.5	--
Total Revenue	$386.4	$355.6	9%
Operating profit	$5.0	$7.2	-31%
Operating profit margin	1.3%	2.0%

Logistics Services revenue increased $30.8 million, or 9 percent, in 2011 compared with 2010. This increase was principally due to higher Intermodal volume which increased 7 percent, driven primarily by increased inland activity to support Ocean Transportation’s China business.

Logistics Services operating profit decreased $2.2 million, or 31 percent, in 2011 compared with 2010. Operating profit decreased despite the increased Intermodal volume cited above, due primarily to lower warehousing results, but was also due to a large military contract move that occurred in the first quarter of 2010.

Logistics Services; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Intermodal revenue	$204.1	$188.0	9%
Highway revenue	151.5	132.9	14%
Total Revenue	$355.6	$320.9	11%
Operating profit	$7.2	$6.7	7%
Operating profit margin	2.0%	2.1%

Logistics Services revenue increased $34.7 million, or 11 percent, in 2010 compared with 2009. This increase was principally due to higher Intermodal and Highway volumes, which increased 2 percent and 12 percent, respectively. Highway volume increased due to an improvement in the less-than-truckload business as well as a large military contract move that occurred in the first quarter of 2010. Additionally, Intermodal and Highway volume benefited from an additional week included in ML’s 2010 fiscal year versus fiscal 2009.

Logistics Services operating profit increased $0.5 million, or 7 percent, in 2010 compared with 2009. Operating profit increased principally due to higher volumes cited above, but was also due to a lower provision for bad debt and lower depreciation and amortization. However, the improvement to operating profit was partially offset by lower yields resulting from increased competitive pressures.

Real Estate Industry

Real Estate Leasing and Real Estate Sales revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s management evaluates performance and makes decisions regarding capital allocation for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

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

Leasing; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Revenue	$100.1	$94.4	6%
Operating profit	$39.3	$35.3	11%
Operating profit margin	39.3%	37.4%
Average Occupancy Rates:
Mainland	92%	85%
Hawaii	91%	92%
Leasable Space (million sq. ft.) - Improved
Mainland	6.5	6.4	2%
Hawaii	1.4	1.5	-7%

Real Estate Leasing revenue for 2011 was 6 percent higher than the amount reported for 2010. The increase was principally due to the timing of acquisitions and dispositions, as well as higher Mainland occupancy.

Operating profit was 11 percent higher in 2011, compared with 2010, principally due to the same reasons cited for the revenue increase. Depreciation expense was 3 percent higher year-over-year, as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.

Leasable space increased modestly in 2011 compared with 2010, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
1-11	Apex Building	28,100	6-11	Union Bank Office Building	84,000
6-11	Arbor Park Shopping Center	139,500	9-11	Issaquah Office Center	146,900
9-11	Wakea Business Center II	61,500	12-11	Gateway at Mililani Mauka	5,900

	Total Dispositions	229,100		Total Acquisitions	236,800

Savannah Logistics Park is leased to MLW, a wholly-owned subsidiary of ML. Accordingly, the revenues and expenses related to the intercompany lease transaction between Real Estate Leasing and MLW, respectively, are eliminated in consolidation, but are shown at their gross amounts for segment purposes. The revenue and expense recorded by Real Estate Leasing and MLW was approximately $4.4 million in 2011, $3.8 million in 2010, and $3.3 million in 2009. Separately, MLW contracts with third parties to provide warehousing and storage services.

Leasing; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$94.4	$103.2	-9%
Operating profit	$35.3	$43.2	-18%
Operating profit margin	37.4%	41.9%
Average Occupancy Rates:
Mainland	85%	85%
Hawaii	92%	95%
Leasable Space (million sq. ft.) - Improved
Mainland	6.4	7.0	-9%
Hawaii	1.5	1.3	15%

Real Estate Leasing revenue for 2010 was 9 percent lower than the amount reported for 2009. The decrease was principally due to lower mainland rents, the non-reinvestment of $32.8 million of 1031 proceeds in 2010, as well as the revenue impact resulting from the timing of acquisitions and dispositions. Properties sold under the Company’s 1031 program are generally replaced within 180 days of the sale; however, revenue and operating profit for the current period, as compared to a prior period, may be lower because of the interim period that elapses between sale and reinvestment, or if the proceeds are not reinvested because a suitable replacement property that meets the Company’s investment criteria cannot be found. Occupancy for the Hawaii portfolio decreased 3 percentage points in 2010 as compared to 2009, primarily due to the July 2010 acquisition of Komohana Industrial Park, a fee simple, fully-zoned 35-acre industrial complex located in Kapolei, West Oahu.

Operating profit was 18 percent lower in 2010, compared with 2009, principally due to the same reasons cited for the revenue decrease. Depreciation expense was relatively flat year-over-year, but is expected to increase as proceeds from leased property sales under 1031 exchange transactions are reinvested in commercial properties at a higher relative book basis than the property replaced.

Leasable space decreased in 2010 compared with 2009, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
10-10	Ontario Distribution Center (CA)	898,400	11-10	Rancho Temecula (CA)	165,500
5-10	Valley Freeway (WA)	228,200	11-10	Lahaina Square (HI)	50,200
2-10	Kele Center (HI)	14,800	10-10	Little Cottonwood (UT)	141,600
1-10	Mililani Shopping Center (HI)	180,300	7-10	Komohana (HI)	238,300
			4-10	Lanihau Marketplace (HI)	88,300
			1-10	Meadows on the Parkway (CO)	216,400

	Total Dispositions	1,321,700		Total Acquisitions	900,300

Real-Estate Sales; 2011 compared with 2010 and 2009

(dollars in millions)	2011	2010	2009
Hawaii improved	$22.8	$55.2	$50.9
Mainland improved	22.4	58.5	48.7
Hawaii development sales	6.7	5.8	6.0
Hawaii unimproved/other	14.3	16.6	20.0
Total Revenue	$66.2	$136.1	$125.6
Operating profit before joint ventures	$23.4	$48.1	$39.1
Earnings (loss) from joint ventures/other	(7.9)	2.0	NM
Total Operating Profit	$15.5	$50.1	$39.1
Operating profit margin	23.4%	36.8%	31.1%

The lower revenue and operating profit results in 2011 were primarily due to fewer improved real estate sales and the equity in loss related to the Company’s investment in Waiawa, an Oahu residential joint venture. The composition of sales is described below.

2011: Real Estate Sales revenue and operating profit included the sales of Arbor Park Shopping Center, a retail center in Texas; two commercial properties, an 86-acre industrial parcel, a leased fee parcel and several non-core parcels on the island of Maui; and six residential units and one commercial space at the Company’s Keola La’i high-rise development on Oahu. Operating profit also included a loss of $6.4 million on the Company’s investment in its Waiawa joint venture due to the joint venture’s termination of its development plans, as well as various joint venture expenses, partially offset by a gain on the sale of the Company’s interest in the Bridgeport Marketplace joint venture development in Valencia, California, a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai, and four units at the Company’s Ka Milo joint venture development on the island of Hawaii.

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

Discontinued Operations; The revenue, operating profit, and after-tax effects of discontinued operations for 2011, 2010 and 2009 were as follows (in millions, except per-share amounts):

	2011	2010	2009
Real Estate Sales Revenue*	$45.5	$117.1	$109.6
Real Estate Leasing Revenue	2.0	9.6	27.0
CLX2 Revenue	92.7	28.5	--
Real Estate Sales Operating Profit*	$22.5	$48.6	$44.3
Real Estate Leasing Operating Profit	1.3	5.9	14.9
CLX2 Loss from Operations	(56.6)	(19.3)	--
Total Operating Profit (Loss) Before Taxes	(32.8)	35.2	59.2
Income Tax Expense (Benefit)	(12.1)	12.5	22.6
Income (Loss) from Discontinued Operations	$(20.7)	$22.7	$36.6
Basic Earnings Per Share	$(0.50)	$0.55	$0.89
Diluted Earnings Per Share	$(0.50)	$0.55	$0.89

*	Represents the sales proceeds and the gain on sale of income producing properties that are classified as discontinued operations.

2011:  In the third quarter of 2011, the Company finalized a decision to terminate Matson’s second China string (“CLX2”) due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. In connection with the termination of this service, the results of operation for the CLX2 component have been reclassified from the Transportation segment to discontinued operations for all periods presented. Additionally, the revenue and expenses of Arbor Park Shopping Center, a retail property in Texas, Wakea Business Center II, a commercial facility on Maui, and a leased Maui property have been classified as discontinued operations.

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

Agribusiness

Agribusiness; 2011 compared with 2010

(dollars in millions)	2011	2010	Change
Revenue	$161.7	$163.9	-1%
Operating profit (loss)	$22.2	$6.1	4	X
Operating profit margin	13.8%	3.7%
Tons sugar produced	182,800	171,800	6%
Tons sugar sold	163,100	176,700	-8%

Agribusiness revenue decreased $2.2 million in 2011 compared with 2010. The decrease was primarily due to $8.2 million in lower coffee revenue as a result of the sale of the assets of the coffee operation in the first quarter of 2011, the absence of a $4.9 million agriculture disaster relief payment for drought received in 2010, and $2.7 million in lower sugar revenue, due to lower sugar sales volume. These decreases were partially offset by a $5.4 million increase in power revenue, $3.0 million higher in molasses revenue due to higher volumes and prices, and $2.4 million higher outside charter revenue.

Operating profit increased $16.1 million in 2011 compared with 2010. The increase in operating profit was primarily due to a $6.1 million improvement in power margins and a $5.2 million increase in raw and specialty sugar margins. The improvements in raw and specialty sugar margins are principally the result of higher sugar prices and an increase in the volume of sugar production over which costs are allocated, resulting in lower per unit costs. Molasses margins also increased $3.2 million due to higher sales volumes and prices. The increase in operating profit was partially offset by the aforementioned agriculture disaster relief payment for drought received in 2010.

Sugar production in 2011 was 6 percent higher than in 2010 due principally to higher average yields per acre. The higher yields in 2011 were principally the result of improved growing conditions and factory enhancements. The average revenue per ton of sugar for 2011 was $605 or 5 percent higher than the average revenue per ton of $575 in 2010.

Agribusiness; 2010 compared with 2009

(dollars in millions)	2010	2009	Change
Revenue	$163.9	$107.0	53%
Operating profit (loss)	$6.1	$(27.8)	NM
Operating profit margin	3.7%	-26.0%
Tons sugar produced	171,800	126,800	35%
Tons sugar sold	176,700	124,000	43%

Beginning December 1, 2009, the Company consolidated the results of the Hawaiian Sugar & Transportation Cooperative (“HS&TC”) because the Company was the sole member. Since HS&TC is a wholly-owned consolidated subsidiary, revenue recognition on raw sugar and molasses sales occurs when HS&TC delivers the sugar and molasses to the Company’s third-party customers on the U.S. mainland. Prior to consolidation, the Company recognized revenue when the raw sugar was delivered to HS&TC, which occurred as sugar was produced and delivered to the sugar warehouse on Maui, where title and risk of loss passed. As a result of the HS&TC consolidation, the timing of revenue recognition differs between 2009 and 2010 and results in year-over-year variances.

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

As of December 31, 2011, the Company had approximately $163 million of available capacity under its revolving credit facilities. Additionally, as of December 31, 2011, the Company had access to approximately $120 million of remaining capacity on a $400 million term facility, under which the ability to draw additional amounts under the facility expires in April 2012. The Company is currently in compliance with all of its covenants under its debt agreements. As a result, the Company believes its ability to access cash under its facilities, as well as its ability to generate cash from operations, will be adequate to meet anticipated future cash requirements to fund working capital, capital expenditures, dividends, potential acquisitions, stock repurchases, and other cash needs for the foreseeable future. There can be no assurance, however, that the Company will continue to generate cash flows at or above current levels or that it will be able to maintain its ability to borrow under its available credit facilities.

While Matson is subject to restrictions on the transfer of net assets to A&B under certain debt agreements, these restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2011, the amount of net assets of Matson that may not be transferred to the Company was approximately $259 million.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Net cash flows from operating activities totaled $86 million for 2011, $150 million for 2010, and $115 million for 2009. The decrease in 2011 over 2010 was due principally to lower Matson earnings, partially offset by lower capital requirements for real estate developments. The increase in 2010 over 2009 was due principally to higher Matson earnings and improved Agribusiness results, partially offset by a $16 million investment in two fully-entitled urban development sites on Oahu in the second quarter of 2010. The Company classifies expenditures for real estate development assets as cash flows from operating activities if the Company intends to develop and sell the real estate.

Net cash flows used in investing activities were $71 million for 2011, $150 million for 2010, and $31 million for 2009. Of the 2011 amount, $67 million was for capital expenditures, including $47 million related to the purchase of transportation-related assets, principally containers, $10 million related to real estate investments, and $10 million related to routine replacements for agricultural operations. Other cash flows used in investing activities included $28 million for purchases of investments, principally related to additional investments in the Company’s Kukui`ula joint venture project. These cash outflows were partially offset by $16 million in cash proceeds received, primarily related to property sales, and $8 million related to distributions from joint ventures and other investments. The cash used in investing activities for 2011 excludes $39 million of 1031 tax-deferred purchases since the Company did not actually take control of the cash during the exchange period. Additionally, expenditures for real estate developments are excluded from capital expenditures and are instead included in Cash Flows from Operating Activities because they are considered an operating activity of the Company.

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

In 2012, the Company expects that its required minimum capital expenditures will approximate the amount required in 2011, which is approximately $70 to $80 million a year. The Company’s total capital budget for 2012, however, is expected to be approximately $210 million, which is up from approximately $150 million in 2011, and includes spending for new, but currently unidentified, investment opportunities as well as expenditures for real estate developments and currently unidentified 1031 lease portfolio acquisitions that are not included in the caption entitled “Capital expenditures for property and developments” under investing activities in the consolidated statement of cash flows. These real estate expenditures are excluded from “Capital expenditures for property and developments” because the expenditures either relate to the Company’s real estate held-for-sale inventory that is treated as an operating activity, and therefore, reflected in operating cash flows, or are expenditures that are made using tax-deferred proceeds from prior tax-deferred sales, and therefore, reflected as non-cash activities (since the Company does not take control of the cash during the exchange period). Approximately $60 million of the total projected capital budget relate to ongoing real estate development, including the Company’s Maui Business Park II project, $30 million relate to currently unidentified real estate development opportunities, $15 million is budgeted for unidentified 1031 lease portfolio acquisitions, and $10 million relate to lease portfolio maintenance capital. Additionally, approximately $70 million relate to Ocean Transportation capital, which includes $15 million of growth capital. The remaining projected capital expenditures principally relate to the planned solar project on Kauai, net of tax credits. Should investment opportunities in excess of the amounts budgeted arise, the Company believes it has adequate sources of liquidity to fund these investments.

Net cash flows used in financing activities for 2011 totaled $7 million, compared with $2 million and $87 million used in 2010 and 2009, respectively. The increase in cash flows used in financing activities was principally due to lower net proceeds from debt in 2011 compared to 2010. The decrease in cash flows used in financing activities for 2010, relative to 2009, was principally due to a $43 million net increase in debt in 2010 (net of non-cash financing activities), compared to a net $34 million reduction of debt in 2009.

In October 2011, the Company’s board of directors authorized the repurchase of up to two million shares of its common stock in the open market, in privately-negotiated transactions or by other means. The authorization expires on December 31, 2013. In 2011, 2010 and 2009, the Company did not repurchase shares of its common stock.

Other Sources of Liquidity:  Additional sources of liquidity for the Company consisted of cash and cash equivalents, receivables, and sugar inventories that totaled approximately $212 million at December 31, 2011, an increase of $17 million from December 31, 2010. This net increase was due primarily to $8 million in higher account receivables balances and $8 million in higher cash balances.

The Company also has revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $559 million at the end of 2011 compared with $522 million at the end of 2010. As of December 31, 2011, available borrowings under these facilities, which are more fully described below, totaled $283 million.

The Company has a replenishing $400 million three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amounts of any notes that are committed under the note purchase agreement. The ability to draw additional amounts under the facility expires in April 2012. At December 31, 2011, approximately $120 million was available under the facility.

The Company has two revolving senior credit facilities with seven commercial banks that provide for an aggregate commitment of $355 million, which consist of a $230 million facility and a $125 million facility for A&B and Matson, respectively. The facilities expire in August 2016. Amounts drawn under the facilities bear interest at LIBOR plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization pricing grid. At December 31, 2011, $173 million was outstanding, $19 million in letters of credit had been issued against the facilities, and $163 million remained available for borrowing.

The Company’s ability to access its credit facilities is subject to its compliance with the terms and conditions of the credit facilities, including financial covenants. The financial covenants require the Company to maintain certain financial covenants, such as minimum consolidated shareholders’ equity and maximum debt to EBITDA ratios. At December 31, 2011, the Company was in compliance with all such covenants. While there can be no assurance that the Company will remain in compliance with its covenants, the Company expects that it will remain in compliance. Credit facilities are more fully described in Note 7 to the Consolidated Financial Statements.

Debt is maintained at levels the Company considers prudent based on its cash flows, interest coverage ratio, and percentage of debt to capital. From current levels, the Company expects its debt will increase modestly as it pursues opportunistic investments.

Tax-Deferred Real Estate Transactions:  Sales – During 2011, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031 and 1033 totaled approximately $45 million and were generated primarily from the sales of Arbor Park Shopping Center, Apex Building, Wakea Business Center II, and other land sales. During 2010, sales and condemnation proceeds that qualified for potential tax-deferral treatment under the Internal Revenue Code Sections 1031 and 1033 totaled approximately $121 million and were generated primarily from the sales of Ontario Distribution Center, Mililani Shopping Center, Valley Freeway Corporate Park, Kele Shopping Center, and several non-core land parcels.

Purchases – During 2011, the Company utilized $39 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2011 included Union Bank, Issaquah Office Center, and Gateway at Mililani Mauka. During 2010, the Company utilized $152 million in proceeds from tax-deferred sales. The properties acquired with tax-deferred proceeds in 2010 included the purchase of Rancho Temecula Town Center, Little Cottonwood Center, Meadows on the Parkway, Komohana Industrial Park, and Lanihau Marketplace.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of December 31, 2011, approximately $0.4 million of proceeds from tax-deferred sales had not been reinvested. The proceeds must be reinvested in qualifying property within 180 days from the date of the sale in order to qualify for tax deferral treatment under section 1031 of the Internal Revenue Code. In 2011, approximately $6 million of tax-deferred proceeds expired, of which $5 million related to proceeds from 2011 sales and $1 million related to proceeds from 2010 sales.

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

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:   At December 31, 2011, the Company had the following estimated contractual obligations (in millions):

				Payment due by period

Contractual Obligations		Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations (including current portion)	(a)	$559	$52	$99	$251	$157
Estimated interest on debt	(b)	110	23	35	24	28
Purchase obligations	(c)	39	39	--	--	--
Post-retirement obligations	(d)	34	3	6	7	18
Non-qualified benefit obligations	(e)	14	4	2	6	2
Operating lease obligations	(f)	91	26	32	17	16
Total		$847	$147	$174	$305	$221

(a)
Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 7 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2012.

(b)
Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2011 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated.

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

(d)
Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $18 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2017 through 2021. Post-retirement obligations are described further in Note 10 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)
Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s four non-qualified plans. The $2 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2017 through 2021. Additional information about the Company’s non-qualified plans is included in Note 10 to the Consolidated Financial Statements.

(f)
Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in Note 8 to the Consolidated Financial Statements.

The Company has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. At December 31, 2011, the Company’s uncertain tax position liabilities totaled approximately $6 million.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, and incorporated herein by reference, is described in Note 13 to the Consolidated Financial Statements of Item 8 in this Form 10-K

BUSINESS OUTLOOK

           The following discussion provides the Company’s preliminary outlook for 2012. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 17-25 of this Form 10-K.

The Company’s overall outlook assumes modest growth for the U.S. and Hawaii economies. In Hawaii, increases in visitor arrivals and expenditures are expected to remain the principal drivers of growth. The State’s visitor industry performed well in 2011. Visitor expenditures were $12.5 billion, up 16 percent compared to 2010, second only to 2007’s record expenditures of $12.6 billion. Strength in tourism performance came primarily from Mainland U.S. and non-Japanese international visitors, including visitors from Canada, Australia and China.

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

Ocean Transportation:  Ocean Transportation’s performance continues to be highly dependent on the future performance of the national and Hawaii economies, fuel prices, Transpacific freight rates, and other factors that cannot be predicted with certainty.

The Company expects stable performance for the Hawaii trade lane, due to continued strength in tourism expenditures. More meaningful growth in the Hawaii trade, however, is predicated on growth in the Hawaii construction sector, which has yet to recover. In the Transpacific, the Company expects to run its CLX1 ships at full or near full capacity, but freight rates are expected to remain at the suppressed levels experienced in 2011. Any improvement in Transpacific freight rates is primarily dependent on carrier management of capacity and strength in the U.S. economy. Improved performance in Guam is projected due to increased container volume resulting from Horizon Line’s exit from the trade; such improvement is expected to be sustained until a new carrier enters this market.

Logistics Services:  The Company will focus on customer retention and expansion at its warehouse facilities and organic growth in its intermodal and highway businesses and expects modest overall financial improvement. Performance will be dependent upon improvement in the Mainland economy, as well as competitive dynamics in the freight brokerage business, cargo mix, available capacity in the market and reliability of the underlying carriers.

Real Estate Leasing:  In Real Estate Leasing, the Company expects both Mainland and Hawaii rents and occupancy to remain stable, and while quarter-to-quarter variability will occur, the Company expect modest overall full-year improvement in this segment as well.

Real Estate Development and Sales:  Real estate sales are opportunistic and episodic by nature and, therefore, difficult to predict with certainty.  The Company expects to pursue its usual wide range of property sales, except that in 2011, the Company made the strategic decision to refocus its commercial portfolio back to Hawaii over time. Accordingly, the pace of sales from its income portfolio will increasingly be dictated by the availability of acquisition opportunities in Hawaii. The Company expects to be in a position to provide greater clarity on Real Estate Sales as the year progresses.

Agribusiness: Agribusiness is expected to continue to perform well based on forecasted sugar production and pricing that has already been locked in for over half of the 2012 crop.

OTHER MATTERS

           Management Changes:  The following management changes were effective between January 1, 2011 and February 15, 2012.

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

On July 6, 2011, the Company announced the appointment of Joel Wine as senior vice president, chief financial officer and treasurer of A&B, which became effective September 1, 2011.

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

The Company’s fixed rate debt consists of $386 million in principal term notes. The Company’s variable rate debt consists of $173 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes A&B’s debt obligations at December 31, 2011, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2011 (dollars in millions)
								Fair Value at
								December 31,
	2012	2013	2014	2015	2016	Thereafter	Total	2011
Fixed rate	$40	$45	$54	$45	$45	$157	$386	414
Average interest rate	5.76%	5.78%	5.80%	5.85%	5.89%	4.11%	5.76%
Variable rate	$12	$--	$--	$--	$161	$--	$173	173
Average interest rate*	1.29%	--	--	--	1.29%	--	4.37%

* Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2011. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2011, the Company had a negligible amount invested in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. Through its Capital Construction Fund, the Company may, from time to time, invest in mortgage-backed securities. At December 31, 2011 and 2010, these investments were not material.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting. That report appears on page 63 of this Form 10-K.

/s/ Stanley M. Kuriyama                                                                                                                     /s/ Joel M. Wine

Stanley M. Kuriyama	Joel M. Wine
President and Chief Executive Officer	Senior Vice President, Chief Financial Officer and Treasurer
February 28, 2012	February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Alexander & Baldwin, Inc.
Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Alexander & Baldwin, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alexander & Baldwin, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2012

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per-share amounts)

	Year Ended December 31,
	2011	2010	2009
Operating Revenue:
Ocean transportation	$1,074	$1,012	$887
Logistics services	386	355	321
Real estate leasing	93	81	71
Real estate sales	14	14	16
Agribusiness	155	152	97
Total operating revenue	1,722	1,614	1,392
Operating Costs and Expenses:
Cost of ocean transportation services	908	806	740
Cost of logistics services	348	314	280
Cost of real estate sales and leasing	67	60	54
Cost of agribusiness goods and services	131	150	130
Selling, general and administrative	154	158	154
Total operating costs and expenses	1,608	1,488	1,358
Operating Income	114	126	34
Other Income and (Expense):
Gain on insurance settlement	--	2	--
Agriculture disaster relief payment	--	5	--
Gain on consolidation of HS&TC	--	--	5
Income (loss) related to real estate joint ventures	(2)	5	(2)
Interest income	--	2	--
Interest expense	(25)	(26)	(25)
Income From Continuing Operations Before Income Taxes	87	114	12
Income taxes	32	45	5
Income From Continuing Operations	55	69	7
Income from discontinued operations, net of income taxes (Note 2)	(21)	23	37
Net Income	$34	$92	$44

Basic Earnings per Share of Common Stock:
Continuing operations	$1.32	$1.68	$0.19
Discontinued operations	(0.50)	0.55	0.89
Net income	$0.82	$2.23	$1.08
Diluted Earnings per Share of Common Stock:
Continuing operations	$1.31	$1.67	$0.19
Discontinued operations	(0.50)	0.55	0.89
Net income	$0.81	$2.22	$1.08

Weighted Average Number of Shares Outstanding:
Basic	41.6	41.2	41.0
Diluted	42.0	41.5	41.1

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
	Year Ended December 31,
	2011	2010	2009
Cash Flows from Operating Activities:
Net income	$34	$92	$44
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	109	107	105
Deferred income taxes	(5)	5	1
Gains on asset transactions, net of impairment losses	(34)	(51)	(51)
Gain from receipt of insurance proceeds	--	(1)	--
Gain on consolidation of HS&TC	--	--	(5)
Share-based expense	8	8	9
Equity in (income) loss of affiliates, net of distributions	5	(8)	(1)
Changes in operating assets and liabilities:
Accounts and notes receivable	(13)	8	(16)
Inventories	(6)	6	(6)
Prepaid expenses and other assets	(4)	(18)	(5)
Deferred dry-docking costs	(13)	9	10
Liability for employee benefit plans	11	15	--
Accounts and income taxes payable	14	9	20
Other liabilities	(12)	(15)	11
Real estate developments held for sale:
Real estate inventory sales	6	6	5
Expenditures for real estate inventory	(14)	(22)	(6)
Net cash provided by operations	86	150	115
Cash Flows from Investing Activities:
Capital expenditures for property and developments	(67)	(95)	(31)
Proceeds from disposal of income-producing property, investments and other assets	16	34	32
Deposits into Capital Construction Fund	(4)	(4)	(4)
Withdrawals from Capital Construction Fund	4	4	4
Acquisition of businesses, net of cash acquired	--	--	10
Payments for purchases of investments	(28)	(102)	(48)
Proceeds from investments	8	13	6
Net cash used in investing activities	(71)	(150)	(31)
Cash Flows from Financing Activities:
Proceeds from issuance of debt	256	245	241
Payments of debt and deferred financing costs	(215)	(198)	(288)
Proceeds from (payments on) line-of-credit agreement, net	(5)	(4)	13
Proceeds from issuance of capital stock and other	10	7	(1)
Dividends paid	(53)	(52)	(52)
Net cash used in financing activities	(7)	(2)	(87)
Cash and Cash Equivalents:
Net increase (decrease) for the year	8	(2)	(3)
Balance, beginning of year	14	16	19
Balance, end of year	$22	$14	$16
Other Cash Flow Information:
Interest paid, net of amounts capitalized	$(24)	$(25)	$(24)
Income taxes paid	$(25)	$(46)	$(38)
Non-cash Activities:
Debt assumed in real estate purchase	$--	$8	$--
Real estate received in settlement of a mortgage note	$--	$8	$--
Capital expenditures included in accounts payable and accrued expenses	$11	$7	$5
Tax-deferred property sales	$45	$120	$109
Tax-deferred property purchases	$(39)	$(148)	$(95)

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per-share amount)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$22	$14
Accounts and notes receivable, less allowances of $7 for 2011 and $8 for 2010	173	165
Inventories	40	35
Real estate held for sale	3	8
Deferred income taxes	5	8
Section 1031 exchange proceeds	--	1
Prepaid expenses and other assets	32	33
Total current assets	275	264
Investments in Affiliates	347	329
Real Estate Developments	143	122
Property – net	1,634	1,651
Employee Benefit Plan Assets	1	3
Other Assets	144	126
Total	$2,544	$2,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Notes payable and current portion of long-term debt	$52	$136
Accounts payable	156	137
Payroll and vacation benefits	20	20
Uninsured claims	8	10
Accrued and other liabilities	42	50
Total current liabilities	278	353
Long-term Liabilities
Long-term debt	507	386
Deferred income taxes	418	431
Employee benefit plans	168	135
Uninsured claims and other liabilities	50	54
Total long-term liabilities	1,143	1,006
Commitments and Contingencies (Note 13)
Shareholders’ Equity
Capital stock – common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 41.7 million shares in 2011 and 41.3 million shares in 2010	34	34
Additional capital	239	223
Accumulated other comprehensive loss	(92)	(82)
Retained earnings	953	972
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,123	1,136
Total	$2,544	$2,495

See notes to consolidated financial statements.

ALEXANDER & BALDWIN, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three years ended December 31, 2011
(In millions, except per-share amounts)

						Accumulated
	Capital Stock					Other
	Issued		In Treasury			Compre-
		Stated			Additional	hensive	Retained
	Shares	Value	Shares	Cost	Capital	Loss	Earnings	Total

Balance, December 31, 2008	44.6	$33	3.6	$(11)	$204	$(96)	$942	$1,072
Net income	—	—	—	—	—	—	44	44
Other comprehensive income, net of tax*:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	7	—	7
Less: Amortization of net loss/prior service cost	—	—	—	—	—	8	—	8
Total comprehensive income								59
Excess tax benefit and share withholding	—	—	—	—	(3)	—	—	(3)
Share-based compensation	—	—	—	—	9	—	—	9
Dividends ($1.26 per share)	—	—	—	—	—	—	(52)	(52)
Balance, December 31, 2009	44.6	33	3.6	$(11)	210	(81)	934	1,085
Net income	—	—	—	—	—	—	92	92
Other comprehensive income, net of tax*:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	(13)	—	(13)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	12	—	12
Total comprehensive income								91
Excess tax benefit and share withholding	—	—	—	—	(1)	—	(2)	(3)
Shares issued	0.3	1	—	—	6	—	—	7
Share-based compensation	—	—	—	—	8	—	—	8
Dividends ($1.26 per share)	—	—	—	—	—	—	(52)	(52)
Balance, December 31, 2010	44.9	34	3.6	(11)	223	(82)	972	1,136
Net income	—	—	—	—	—	—	34	34
Other comprehensive income, net of tax*:
Defined benefit plans:
Net gain/prior service (cost)	—	—	—	—	—	(17)	—	(17)
Less: Amortization of net loss/prior service cost	—	—	—	—	—	7	—	7
Total comprehensive income								24
Excess tax benefit and share withholding	—	—	—	—	—	—	—	—
Shares issued	0.4	—	—	—	8	—	—	8
Share-based compensation	—	—	—	—	8	—	—	8
Dividends ($1.26 per share)	—	—	—	—	—	—	(53)	(53)
Balance, December 31, 2011	45.3	$34	3.6	$(11)	$239	$(92)	$953	$1,123
* Net of ($10) million and $5 million for 2011, ($10) million and $6 million for 2010, and $5 million each in 2009 for deferred taxes related to net gain/prior service cost and amortization of net loss/prior service cost, respectively.

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

In March 2011, the Company finalized an agreement to lease land and sell coffee inventory and certain assets used in a coffee business it previously operated to Massimo Zanetti Beverage USA, Inc. (“MZB”), including intangible assets. The coffee inventory and assets were sold for approximately $14 million. There was no material gain or loss on the transaction. The Company retained fee simple ownership of the land, buildings, power generation, and power distribution assets, but no longer operates the coffee plantation.

Separation Transaction:  On December 1, 2011, the Company announced that its Board of Directors unanimously approved a plan to pursue the separation of the Company to create two independent, publicly traded companies:

•
A Hawaii-based land company with interests in real estate development, commercial real estate and agriculture (composed of the Real Estate and Agribusiness segments described above), which will retain the Alexander & Baldwin, Inc. name; and

•
An ocean transportation company serving the U.S. West Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company under the Matson name (composed of the businesses in the Transportation segment described above).

The separation is expected to be completed in the second half of 2012.

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

Fiscal Year: The fiscal year end for the Company’s Real Estate and Agribusiness Industry segments is December 31. The fiscal year end for the Company’s Transportation Industry segments occurs on the last Friday in December, except for the warehousing services business, whose fiscal year closes on December 31. There were 52 weeks included in the Transportation Industry segments’ 2011 and 2009 fiscal year and 53 weeks in 2010.

Reclassifications: Certain amounts reflected in the consolidated statements of income for the years ended December 31, 2010 and 2009 have been reclassified to conform to the presentation for the year ended December 31, 2011.

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

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a weighted-average maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $13 million and $14 million at December 31, 2011 and 2010, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s debt at December 31, 2011 was $559 million and $587 million, respectively, and $522 million and $546 million at December 31, 2010, respectively. The fair value of debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

Allowance for Doubtful Accounts:  Allowances for doubtful accounts are established by management based on estimates of collectibility. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2011 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2011	$8	$--	$(1)	$7
2010	$10	--	$(2)	$8
2009	$8	$3	$(1)	$10

Inventories:  Sugar inventories are stated at the lower of cost (first-in, first-out basis) or market value. Materials and supplies inventory are stated at the lower of cost (principally average cost) or market value.  Inventories at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010

Sugar inventories	$16	$16
Materials and supplies inventories	24	19
Total	$40	$35

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

Property:  Property is stated at cost, net of accumulated depreciation and amortization. Expenditures for major renewals and betterments are capitalized. Replacements, maintenance, and repairs that do not improve or extend asset lives are charged to expense as incurred. Upon acquiring real estate that is deemed a business, the Company records land, buildings, leases above and below market, and other intangible assets based on their fair values. Due diligence costs are expensed as incurred.

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

Capitalized Interest:  Interest costs incurred in connection with significant expenditures for real estate developments, the construction of assets, or investments in joint ventures are capitalized during the period in which activities necessary to get the asset ready for its intended use are in progress. Capitalization of interest is discontinued when the asset is substantially complete and ready for its intended use. Capitalization of interest on investments in joint ventures is recorded until the underlying investee commences its principal operations, which is typically when the investee has other-than-ancillary revenue generation. Total interest cost incurred was $25 million in 2011 and $26 million each year in 2010 and 2009. Capitalized interest in 2011, 2010, and 2009 was not material.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment; however, no material impairment charges were recorded in 2011, 2010, and 2009 as a result of this process. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investments in unconsolidated affiliates are reviewed for impairment whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated affiliates, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.

Continued weakness in the real estate sector, difficulty in obtaining or renewing project-level financing, and changes in the Company’s development strategy, among other factors, may affect the value or feasibility of certain development projects owned by the Company or by its joint ventures and could lead to additional impairment charges in the future.

Impairment of Vessels: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available. The Company’s vessels and equipment are reviewed for possible impairment when events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable. In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. To date, the Company has not recorded any impairment related to its vessels.

Goodwill and Intangible Assets:  Goodwill and intangibles are recorded on the consolidated balance sheets as other non-current assets. Recorded goodwill is related to the acquisition of logistic service entities and related earnout obligations. Recorded intangible assets are related to logistic service entity acquisitions as well as the acquisition of commercial properties. The Company reviews goodwill for potential impairment on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no impairments of goodwill in 2011, 2010, or 2009.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows (in millions):

Goodwill

Balance, December 31, 2009	$27
Additions	--
Balance, December 31, 2010	27
Additions	--
Balance, December 31, 2011	$27

Intangible assets for the years ended December 31 included the following (in millions):

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$12	$(6)	$12	$(5)
In-place leases	15	(9)	15	(7)
Other	11	(8)	11	(5)
Total assets	$38	$(23)	$38	$(17)

Aggregate intangible asset amortization was $6 million, $5 million, and $4 million for 2011, 2010, and 2009, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization

2012	$3
2013	3
2014	2
2015	2
2016	1

Revenue Recognition: The Company has a wide variety of revenue sources, including, container shipping services, logistics services, property sales, commercial property rentals, and the sales of raw sugar and molasses. Before recognizing revenue, the Company assesses the underlying terms of the transaction to ensure that recognition meets the requirements of relevant accounting standards. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

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

Real Estate Sales Revenue Recognition:   Sales are recorded when the risks and rewards of ownership have passed to the buyers (generally on closing dates), adequate initial and continuing investments have been received, and collection of remaining balances, if any, is reasonably assured. For certain development projects that have continuing post-closing involvement and for which total revenue and capital costs are reasonably estimable, the Company uses the percentage-of-completion method for revenue recognition. Under this method, the amount of revenue recognized is based on development costs that have been incurred through the reporting period as a percentage of total expected development cost associated with the development project. This generally results in a stabilized gross margin percentage, but requires significant judgment and estimates.

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

Sugar and Molasses Revenue Recognition: Revenue from bulk raw sugar sales is recorded when title to the product and risk of loss passes to third parties (generally this occurs when the product is shipped or delivered to customers) and when collection is reasonably assured.

Non-voyage Ocean Transportation Costs:  Depreciation, charter hire, terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

Agricultural Costs:  Costs of growing and harvesting sugar cane are charged to the cost of inventory in the year incurred and to cost of sales as sugar is sold.

Discontinued Operations: The sales of certain income-producing assets are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material. Certain assets that are “held-for-sale,” based on the likelihood and intention of selling the property within 12 months, are also treated as discontinued operations. Upon reclassification, depreciation ceases on assets reclassified as “held-for-sale.” Sales of land not under lease and residential houses and lots are generally considered inventory and are not included in discontinued operations. See also Note 3 regarding Matson’s termination of its second China service in the third quarter of 2011 that has been classified as discontinued operations.

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

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share is determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 1.4 million, 1.6 million, and 1.8 million shares of common stock for 2011, 2010, and 2009, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.
The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	2011	2010	2009

Denominator for basic EPS: weighted average shares outstanding	41.6	41.2	41.0
Effect of dilutive securities:
Outstanding stock options and non-vested stock units	0.4	0.3	0.1
Denominator for diluted EPS: weighted average shares outstanding	42.0	41.5	41.1

On January 25, 2012, the Company granted to employees, non-qualified stock options exercisable into 132,681 shares of common stock at $46.27 per share, 111,853 shares of time-based restricted stock units, and 41,064 shares of performance-based restricted stock units. The time-based restricted stock units vests ratably over three years and the performance-based restricted stock units vests ratably over three years, provided that the one-year performance objectives are achieved.

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

Restricted Net Assets of Subsidiaries: Matson is subject to restrictions on the transfer of net assets under certain debt agreements. These restrictions have not had any effect on the Company’s shareholder dividend policy, and the Company does not anticipate that these restrictions will have any impact in the future. At December 31, 2011, the amount of net assets of Matson that may not be transferred to the Company was approximately $259 million.

Derivative Financial Instruments:  The Company periodically uses derivative financial instruments such as interest rate hedging products to mitigate risks. The Company’s use of derivative instruments is limited to reducing its risk exposure by utilizing interest rate agreements that are accounted for as hedges. The Company does not hold or issue derivative instruments for trading or other speculative purposes nor does it use leveraged financial instruments. All derivatives are recognized in the consolidated balance sheets at their fair value. At December 31, 2011 and 2010, there were no material derivative instruments held by the Company.

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

	2011	2010	2009
Unrealized components of benefit plans:
Pension plans	$(90)	$(73)	$(73)
Postretirement plans	1	(4)	--
Non-qualified benefit plans	(1)	(4)	(6)
SSAT pension plan and other	(2)	(1)	(2)
Accumulated other comprehensive loss	$(92)	$(82)	$(81)

Environmental Costs:  Environmental exposures are recorded as a liability and charged to operating expense when the environmental liability has been incurred and can be reasonably estimated. If the aggregate amount of the liability and the amount and timing of cash payments for the liability are fixed or reliably determinable, the environmental liability is discounted. An environmental liability has been incurred when both of the following conditions have been met: (i) litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and (ii) based on available information, it is probable that the outcome of such litigation, claim, or assessment will be unfavorable. If a range of probable loss is determined, the Company will record the obligation at the low end of the range unless another amount in the range better reflects the expected loss. Certain costs, however, are capitalized in Property when the obligation is recorded, if the cost (1) extends the life, increases the capacity or improves the safety and efficiency of property owned by the Company, (2) mitigates or prevents environmental contamination that has yet to occur and that otherwise may result from future operations or activities, or (3) is incurred or discovered in preparing for sale property that is classified as “held–for-sale.” The amounts of capitalized environmental costs were not material at December 31, 2011 or 2010.

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

Impact of Recently Issued Accounting Standards:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company expects to adopt the revised standard effective January 1, 2012. The standard will change the presentation of the Company’s financial statements but will not affect the calculation of net income, comprehensive income or earnings per share.

In September 2011, the FASB issued amended guidance governing the testing of goodwill for impairment. The revised standard allows an entity to use a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after considering all relevant events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is below its carrying amount, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity will be required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company expects to adopt the revised standard effective January 1, 2012. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position or results of operation.

 In September 2011, the FASB issued amended guidance requiring additional disclosures about an employer’s financial obligations to multiemployer pension plans. The required disclosures include, among others: the amount of employer contributions made to each significant plan and to all plans in the aggregate; an indication of whether the employer’s contributions represent more than five percent of total contributions to the plan; an indication of which plans, if any, are subject to a funding improvement plan; the expiration date(s) of collective bargaining agreement(s) and any minimum funding arrangements; the most recent certified funded status of the plan, as determined by the plan’s so-called “zone status,” which is required by the Pension Protection Act of 2006; and a description of the nature and effect of any changes affecting comparability for each period in which a statement of income is presented. The guidance was effective for the Company for the year ended December 31, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operation.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.           DISCONTINUED OPERATIONS

The Company regularly evaluates and may sell selected properties from its portfolio when it believes the value of an asset has been maximized and the full fair market value for the asset can be realized. During 2011, the Company sold Arbor Park Shopping Center, a retail property in Texas, Wakea Business Center II, a commercial facility on Maui, and a leased Maui property, which have been classified as discontinued operations. Additionally, in connection with the termination of Matson’s second China service (“CLX2”) (see Note 3), the results of operations for the CLX2 component have been reclassified from the Transportation segment to discontinued operations for all periods presented. The carrying amount of assets and liabilities attributable to the CLX2 component were not material to the Company in any of the periods presented and, accordingly, have not been presented separately.

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

The revenue, operating profit, income tax expense and after-tax effects of these transactions for 2011, 2010, and 2009, were as follows (in millions, except per share amounts):

	2011	2010	2009

Real Estate Sales Revenue (Real Estate Sales Segment)*	$46	$117	$110
Real Estate Leasing Revenue (Real Estate Leasing Segment)	2	10	27
CLX2 Revenue (Transportation segment)	93	28	--
Real Estate Sales Operating Profit*	$23	$49	$44
Real Estate Leasing Operating Profit	1	6	15
CLX2 Operating Loss	(57)	(19)	--
Total Operating Profit (Loss) Before Taxes	(33)	36	59
Income Tax Expense (Benefit)	(12)	13	22
Income (Loss) from Discontinued Operations	$(21)	$23	$37
Basic Earnings Per Share	$(0.50)	$0.55	$0.89
Diluted Earnings Per Share	$(0.50)	$0.55	$0.89

*	Represents the sales proceeds and the gain on sale of income producing properties that are classified as discontinued operations.

3.           EXIT ACTIVITIES

In the third quarter of 2011, the Company finalized a decision to terminate Matson’s CLX2 service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers is expected to continue through 2012 and two of the five ships are expected to be sub-chartered until they are returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contacts for these vessels. As of December 31, 2011, the Company had recorded a liability of approximately $5.0 million in other current liabilities, representing the fair value of the obligations arising from exit activities associated with the termination of the service. The liability, which is principally related to future charter lease payments, net of sub-charter revenue, is expected to be substantially settled by July 31, 2012. There were no material assets owned by the Company that were associated with the CLX2 service at December 31, 2011. Overall, including charges incurred through December 31, 2011, the Company expects to incur total cash and non-cash charges of approximately $14.6 million by September 30, 2012 related to vessel charter obligations, the off-hiring or disposal of containers, and the termination of an office lease and employees.

The following table provides information regarding liabilities associated with the termination of CLX2 (in millions):

	Container and Charter Liabilities	Other Contractual Liabilities	Total

Balance at June 30, 2011	$--	$--	$--
Expenses incurred	11.8	0.7	12.5
Amounts paid	(7.0)	(0.6)	(7.5)
Balance at December 31, 2011	$4.8	$0.1	$5.0

4.           INVESTMENTS IN AFFILIATES

At December 31, 2011 and 2010, investments consisted principally of equity in limited liability companies. The Company has the ability to exercise significant influence over the operating and financial policies of these investments and, accordingly, accounts for its investments using the equity method of accounting. Consolidated retained earnings at December 31, 2011 that represent undistributed earnings of investments in affiliates was approximately $41 million. Dividends and distributions from unconsolidated affiliates totaled $6 million in 2011 and $8 million for each of the years ended December 31, 2010 and 2009.

The Company’s investments in affiliates are summarized, by industry, as follows (in millions):

	2011	2010
Investment in Unconsolidated Affiliated Companies:
Real Estate and Other	$291	$276
Transportation	56	53
Total Investments	$347	$329

Operating results include the Company’s proportionate share of net income from its equity method investments. A summary of financial information for the Company’s equity method investments by industry at December 31 is as follows (in millions):

	2011		2010

	Real Estate	Transportation	Real Estate	Transportation

Current assets	$21	$90	$42	$88
Noncurrent assets	612	119	623	111
Total assets	$633	$209	$665	$199

Current liabilities	$17	$42	$15	$39
Noncurrent liabilities	112	17	164	22
Total liabilities	$129	$59	$179	$61

	Year Ended December 31,
	2011	2010	2009
Real Estate:
Operating revenue	$20	$30	$14
Operating costs and expenses	32	23	9
Operating (loss) income	$(12)	$7	$5
Income (loss) from continuing operations	$(15)	$7	$1
Net income (loss)	$(15)	$7	$1

Transportation:
Operating revenue	$579	$568	$476
Operating costs and expenses	572	548	470
Operating income	$7	$20	$6
Income from continuing operations*	$26	$36	$20
Net income	$26	$36	$20

* Includes earnings from equity method investments held by the investee.

           Real Estate: In April 2002, the Company entered into a joint venture with DMB Communities II, an affiliate of DMB Associates, Inc., an Arizona-based developer of master-planned communities (“DMB”), for the development of Kukui`ula, a master planned resort residential community located in Poipu, Kauai, planned for up to 1,500 resort residential units. The capital contributed by A&B to the joint venture, including the value of land initially contributed, net of joint venture earnings and losses, was approximately $245 million as of December 31, 2011. Due to the joint venture’s obligation to complete improvements and amenities, the joint venture uses the percentage-of-completion method for revenue recognition. The Company does not have a controlling financial interest in the joint venture, but exercises significant influence over the operating and financial policies of the venture, and therefore, accounts for its investment using the equity method. Due to the complex nature of cash distributions to the members, net income of the joint venture is allocated to the members using the hypothetical liquidation at book value (“HLBV”) method. Under the HLBV method, joint venture income or loss is allocated to the members based on the period change in each member’s claim on the net assets of the venture, excluding capital contributions and distributions made during the period.

In 2011, the Company recorded a $6.4 million reduction in the carrying value of its investment in Waiawa, a residential joint venture on Oahu, due to the joint venture’s termination of its development plans. The Company’s remaining investment in the venture, which is not material, represents the Company’s share of expected cash proceeds from the pending sale of the joint venture lands.

The Company also had investments in various other joint ventures that operate or develop real estate. The Company does not have a controlling financial interest, but has the ability to exercise significant influence over the operating and financial policies of these joint ventures and, accordingly, accounts for its investments in these real estate ventures using the equity method of accounting.

           Transportation:  Matson owns a 35-percent membership interest in an LLC with SSA Marine Inc., named SSA Terminals, LLC (“SSAT”), which provides stevedoring and terminal services at six terminals in three West Coast ports to the Company and other shipping lines. Matson accounts for its interest in SSAT under the equity method of accounting. The cost of ocean transportation services included approximately $175 million, $157 million, and $135 million for 2011, 2010, and 2009, respectively, paid to this unconsolidated affiliate for terminal services.

The Company’s equity in earnings of its unconsolidated transportation affiliate were included on the consolidated statements of income with the cost of ocean transportation services because the affiliate is integrally related to the Company’s Ocean Transportation segment, providing all terminal services to Matson on the U.S. West Coast.

5.           PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	As of December 31, 2011
($ in millions)	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,232	$(641)	$591
Machinery and equipment	675	(444)	231
Buildings	564	(95)	469
Land	248	-	248
Water, power and sewer systems	121	(87)	34
Other property improvements	122	(61)	61
Total	$2,962	$(1,328)	$1,634

	As of December 31, 2010
($ in millions)	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,220	$(600)	$620
Machinery and equipment	661	(425)	236
Buildings	557	(86)	471
Land	236	-	236
Water, power and sewer systems	119	(84)	35
Other property improvements	108	(55)	53
Total	$2,901	$(1,250)	$1,651

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

Under the terms of the CCF agreement, Matson may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF. At December 31, 2011 and 2010, Matson accrued a $4.4 million withdrawal from the CCF and a $4.4 million deposit to the CCF, resulting in a zero net balance in the consolidated balance sheets.

7.           NOTES PAYABLE AND LONG-TERM DEBT

           At December 31, 2011 and 2010, notes payable and long-term debt consisted of the following (in millions):

	2011	2010

Revolving Credit loans, (1.29% for 2011 and 0.64% for 2010)	$173	$108
Title XI Bonds:
5.27%, payable through 2029, secured by MV Maunawili	40	42
5.34%, payable through 2028, secured by MV Manukai	37	40
Term Loans:
6.90%, payable through 2020	100	100
4.79%, payable through 2020, secured by MV Manulani	60	66
5.55%, payable through 2017	50	50
5.53%, payable through 2016	42	50
5.56%, payable through 2016	25	25
4.10%, payable through 2012	4	12
6.20%, payable through 2013, secured by Deere Valley Center	10	11
6.38%, payable through 2017, secured by Midstate 99 Distribution Ctr.	8	8
5.50%, payable through 2014, secured by Little Cottonwood Center	6	6
5.88%, payable through 2014, secured by Midstate 99 Distribution Ctr.	3	3
0.00%, payable through 2012	1	1
Total debt	559	522
Less current portion	(52)	(136)
Long-term debt	$507	$386

Long-term Debt Maturities: At December 31, 2011, debt maturities during the next five years and thereafter are $52 million in 2012, $45 million in 2013, $54 million in 2014, $45 million in 2015, $206 million in 2016 (which includes $161 million of revolving credit loans that mature in 2016 that the Company expects to refinance prior to maturity), and $157 million thereafter.

Revolving Credit Facilities: The Company has two revolving senior credit facilities with seven commercial banks that provide for an aggregate commitment of $355 million, which consist of a $230 million facility and a $125 million facility for A&B and Matson, respectively. The facilities expire in August 2016. Amounts drawn under the facilities bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization pricing grid. The agreement contains certain restrictive covenants, the most significant of which requires the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of debt to earnings before interest, depreciation, amortization and taxes. At December 31, 2011, $173 million was outstanding, $19 million in letters of credit had been issued against the facilities, and $163 million remained available for borrowing.

The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the revolving senior credit facilities. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2011, approximately $120 million was available under the facility.

The unused borrowing capacity under all revolving credit and term facilities as of December 31, 2011 totaled $283 million.

Title XI Bonds:  In August 2004, Matson partially financed the delivery of the MV Maunawili with U.S. government Guaranteed Ship Financing Bonds, more commonly known as Title XI bonds. These bonds are secured by the MV Maunawili. In September 2003, Matson partially financed the delivery of the MV Manukai with Title XI bonds, which are secured by the MV Manukai.

Vessel Secured Term Debt:  Matson has an Amended and Restated Note Agreement with The Prudential Insurance Company of America and Pruco Life Insurance. Included in the agreement are Series A and Series B notes. The Series B note has a term of 15 years and is secured by the MV Manulani. The Series A note was paid off in 2010.

Real Estate Secured Term Debt:  In October 2010, the Company assumed secured debt in connection with the purchase of Little Cottonwood Center, a retail center in Sandy, Utah. In December 2008, A&B Properties, Inc. assumed approximately secured debt under two notes in connection with the purchase of the Midstate 99 Distribution Center in Visalia, California. In June 2005, A&B Properties, Inc. assumed secured debt in connection with the purchase of Deere Valley Center, an office building in Phoenix, Arizona.

The approximate book values of assets used in the Transportation and Real Estate Industries pledged as collateral under the foregoing credit agreements at December 31, 2011 were $361 million and $57 million, respectively. There were no assets used in the Agribusiness segment that were pledged as collateral.

8.           LEASES – THE COMPANY AS LESSEE

Principal non-cancelable operating leases include land, office and terminal facilities, container ships, containers and equipment, leased for periods that expire through 2036. Management expects that, in the normal course of business, most operating leases will be renewed or replaced by other similar leases. Rental expense under operating leases totaled $53 million, $45 million, and $30 million for 2011, 2010, and 2009, respectively. Rental expense for operating leases that provide for future escalations are accounted for on a straight-line basis.

Future minimum payments under non-cancelable operating leases as of December 31, 2011 were as follows (in millions):

Operating Leases

2012	$26
2013	17
2014	15
2015	11
2016	6
Thereafter	16
Total minimum lease payments	$91

In addition to the future minimum lease payments above, the Company has an operating lease for terminal facilities in Honolulu that includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were approximately $27  million in 2011, $21 million in 2010, and $16 million in 2009, and there were no minimum annual guarantee payments in any year.

9.           LEASES – THE COMPANY AS LESSOR

The Company leases land, buildings, and land improvements under operating leases. The historical cost of, and accumulated depreciation on, leased property at December 31, 2011 and 2010 were as follows (in millions):

	2011	2010

Leased property - real estate	$844	$820
Less accumulated depreciation	(114)	(103)
Property under operating leases - net	$730	$717

Total rental income under these operating leases for each of the three years in the period ended December 31, 2011 was as follows (in millions):

	2011	2010	2009

Minimum rentals	$74	$70	$78
Contingent rentals (based on sales volume)	2	2	3
Total	$76	$72	$81

Future minimum rentals on non-cancelable leases at December 31, 2011 were as follows (in millions):

Operating Leases

2012	$69
2013	60
2014	50
2015	41
2016	28
Thereafter	110
Total	$358

10.           EMPLOYEE BENEFIT PLANS

The Company has funded single-employer defined benefit pension plans that cover substantially all non-bargaining unit employees and certain bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried and to certain hourly employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of credited service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

Plan Administration, Investments and Asset Allocations:  The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options. The Investment Committee is also responsible for appointing investment managers. The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents. The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that provides for attractive long-term growth with an acceptable level of risk, but also to provide sufficient liquidity to fund ongoing benefit payments. The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives. The Company’s weighted-average asset allocations at December 31, 2011 and 2010, and 2011 year-end target allocation, by asset category, were as follows:

Target	2011	2010

Domestic equity securities	53%	59%	62%
International equity securities	15%	14%	11%
Debt securities	22%	17%	16%
Real estate	10%	6%	4%
Other and cash	-	-	4%	7%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also includes an allocation to small-cap and international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension asset returns (losses) were (4.2) percent, 8.8 percent, and (0.3) percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.0 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers. Due to volatile market performance in recent years, the Company has reduced its long-term rate of return assumption from 8.5 percent in 2009 to 8.25 percent in 2010 and believes that the change is appropriate given the Company’s investment portfolio’s historical performance and the Company’s target asset allocation.

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

Level 2: Significant other observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

Fixed Income Securities: Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the market in which the security is traded. U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporates other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

Real Estate, Private Equity, and Insurance Contract Interests: The fair value of real estate fund investments, private equity, and insurance contract interests are determined by the issuer based on the unit values of the funds. Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date. Fair value for underlying investments in real estate is determined through independent property appraisals. Fair value of underlying investments in private equity assets is determined based on information provided by the general partner taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided to the general partner, and such other factors as the general partner deems relevant. Insurance contract interests consist of investments in group annuity contracts, which are valued based on the present value of expected future payments.

The fair values of the Company’s pension plan assets at December 31, 2011 and 2010, by asset category, are as follows (in millions):

	Fair Value Measurements as of
	December 31, 2011
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$10	$10	$--	$--
Equity securities:
U.S. large-cap	102	102	--	--
U.S. mid- and small-cap	32	32	--	--
International large-cap	28	28	--	--
International mid-cap	23	23	--	--
Fixed income securities:
U.S. Treasuries	1	--	1	--
Investment grade U.S. corporate bonds	3	--	3	--
High-yield U.S. corporate bonds	10	--	10	--
Mortgage-backed securities	31	--	31	--
Other types of investments:
Real estate partnerships interests	14	--	--	14
Private equity partnership interests (a)	2	--	--	2
Insurance contracts	1	--	--	1
Total	$257	$195	$45	$17

	Fair Value Measurements as of
	December 31, 2010
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$17	$17	$--	$--
Equity securities:
U.S. large-cap	136	136	--	--
U.S. mid- and small-cap	40	40	--	--
International large-cap	31	31	--	--
Fixed income securities:
U.S. Treasuries	1	--	1	--
Investment grade U.S. corporate bonds	3	--	3	--
High-yield U.S. corporate bonds	8	--	8	--
Mortgage-backed securities	33	--	33	--
Other types of investments:
Real estate partnerships interests	13	--	--	13
Private equity partnership interests (a)	2	--	--	2
Insurance contracts	1	--	--	1
Total	$285	$224	$45	$16

(a)	This category represents private equity funds that invest principally in U.S. technology companies.
The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (level 3) for the years ended December 31, 2011 and 2010 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)

	Real Estate	Private Equity	Insurance	Total

Beginning balance, January 1, 2010	$23	$3	$1	$27
Actual return on plan assets:
Assets held at the reporting date	3	--	--	3
Assets sold during the period	(1)	--	--	(1)
Purchases, sales and settlements	(12)	(1)	--	(13)
Ending balance, December 31, 2010	13	2	1	16
Actual return on plan assets:
Assets held at the reporting date	2	--	--	2
Assets sold during the period	--	--	--	--
Purchases, sales and settlements	(1)	--	--	(1)
Ending balance, December 31, 2011	$14	$2	1	$17

Contributions are determined annually for each plan by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes. The Company did not make any contributions during 2009 to its defined benefit pension plans. In 2011 and 2010, the Company contributed approximately $5 million and $6 million, respectively in each year. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

For the plans covering employees who are members of collective bargaining units, the benefit formulas are determined according to the collective bargaining agreements, either using career average pay as the base or a flat dollar amount per year of service. The benefit formulas for the remaining defined benefit plans are based on final average pay or a cash balance formula.

Effective January 1, 2012, the Company froze benefit accruals under its traditional defined benefit plans for non-bargaining unit employees hired before January 1, 2008 and instituted a cash balance defined benefit pension plan. Employees hired after January 1, 2008 also participate in a cash balance defined benefit pension plan. Retirement benefits under the cash balance pension plan are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year-to-year based on the ten-year U.S. Treasury rate.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded defined benefit pension plan and the unfunded accumulated post-retirement benefit plans at December 31, 2011 and 2010 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010

Change in Benefit Obligation
Benefit obligation at beginning of year	$355	$322	$65	$54
Service cost	9	8	1	1
Interest cost	20	19	4	3
Plan participants’ contributions	--	--	2	3
Actuarial (gain) loss	36	24	(6)	10
Benefits paid	(18)	(18)	(6)	(6)
Amendments	(36)	--	--	--
Benefit obligation at end of year	$366	$355	$60	$65
Change in Plan Assets
Fair value of plan assets at beginning of year	285	260	--	--
Actual return on plan assets	(15)	37	--	--
Employer contributions	5	6	--	--
Benefits paid	(18)	(18)	--	--
Fair value of plan assets at end of year	$257	$285	$--	$--

Funded Status and Recognized Liability	$(109)	$(70)	$(60)	$(65)

The accumulated benefit obligation for the Company’s qualified pension plans was $363 million and $326 million as of December 31, 2011 and 2010, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2011 and 2010 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2011	2010	2011	2010

Non-current assets	$1	$3	$--	$--
Current liabilities	--	--	(3)	(4)
Non-current liabilities	(110)	(73)	(57)	(61)
Total	$(109)	$(70)	$(60)	$(65)

Net loss (net of taxes)	$110	$70	$(1)	$6
Unrecognized prior service (credit) cost (net of taxes)	(20)	3	--	--
Total	$90	$73	$(1)	$6

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2011 and 2010 is shown below (in millions):

	2011	2010

Projected benefit obligation	$358	$349
Accumulated benefit obligation	$355	$319
Fair value of plan assets	$248	$275

The estimated prior service credit for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2012 is $3 million. The estimated net loss that will be recognized in net periodic pension cost for the defined benefit pension plans in 2012 is $15 million. The estimated net loss and prior service cost for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2012 is negligible.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the defined benefit pension plans and the post-retirement health care and life insurance benefit plans during 2011, 2010, and 2009, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2011	2010	2009	2011	2010	2009
Components of Net Periodic Benefit Cost
Service cost	$9	$8	$8	$1	$1	$1
Interest cost	20	19	19	4	3	3
Expected return on plan assets	(23)	(21)	(20)	--	--	--
Amortization of net loss	9	8	12	2	--	--
Amortization of prior service cost	1	1	1	--	--	--
Net periodic benefit cost	16	15	20	7	4	4

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	45	5	(10)	(4)	6	1
Amortization of unrecognized (loss) gain	(5)	(5)	(7)	(1)	(2)	--
Prior service (credit) cost	(22)	--	1	--	--	--
Amortization of prior service cost	(1)	(1)	(1)	--	--	--
Total recognized in other comprehensive income	17	(1)	(17)	(5)	4	1
Total recognized in net periodic benefit cost and
other comprehensive income	$33	$14	$3	$2	$8	$5

The weighted average assumptions used to determine benefit information during 2011, 2010, and 2009, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2011	2010	2009	2011		2010		2009
Weighted Average Assumptions:
Discount rate	4.80%	5.75%	6.25%	4.90%		5.75%		6.25%
Expected return on plan assets	8.25%	8.25%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%		4.00%		4.00%
Initial health care cost trend rate				9.00%		10.00%		9.00%
Ultimate rate				5.00%		5.00%		5.00%
Year ultimate rate is reached				201	6	201	6	201	4

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2011, 2010, and 2009 and the net periodic post-retirement benefit cost for 2011, 2010 and 2009, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2011	2010	2009	2011	2010	2009

Effect on total of service and interest cost components	$1	$1	$--	$(1)	$--	$--
Effect on post-retirement benefit obligation	$7	$8	$5	$(6)	$(6)	$(4)

Non-qualified Benefit Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax regulations. The obligation relating to these plans, totaled $16 million at December 31, 2011. A 3.9 percent discount rate was used to determine the 2011 obligation. The expense associated with the non-qualified plans was $2 million in 2011, $9 million in 2010, and $3 million in 2009. As of December 31, 2011, the amount recognized in accumulated other comprehensive income for unrecognized loss, net of tax, was approximately $5 million, and the amount recognized as unrecognized prior service credit, net of tax, was $4 million. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2012 is negligible.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Pension	Non-qualified	Post-retirement
Year	Benefits	Plan Benefits	Benefits

2012	$19	$4	$3
2013	20	1	3
2014	21	1	3
2015	21	1	3
2016	22	5	4
2017-2021	118	2	18

Current liabilities of approximately $7 million, related to non-qualified plan and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2011.

Multiemployer Plans:  Matson contributes to 9 multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees. Contributions are generally based on union labor paid or cargo volume.

The risks of participating in multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multiemployer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2011, Management has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding Matson’s participation in multiemployer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year-end at December 31, 2011 and 2010, respectively.  The zone status is based on information that Matson received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “Status of funding improvement or rehabilitation plan implementation” column indicates plans for which a funding improvement plan or a rehabilitation plan is either pending or has been implemented.  The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

		Pension Protection Act Zone Status as of December 31,		FIP/RP Status	Contributions of Matson ($ in millions)				Expiration Date of Collective
Pension Fund	EIN/Pension Plan Number	2011	2010	Pending/ Implemented	2011	2010	2009	Surcharge Imposed	Bargaining Agreement
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293/001	Yellow	Yellow	Implemented	$2.2	$2.0	$2.0	No	6/30/2014
Master, Mates and Pilots	13-6372630/001	Green	Red	None	3.0	2.9	2.6	No	6/15/2012-8/15/2013
Hawaii Terminals Multiemployer Pension Plan	20-0389370/001	Yellow	Yellow	Implemented	5.2	5.2	5.0	No	6/30/2014
OCU Trust Pension	26-1574440/001	Green	Green	None	0.1	0.1	0.1	No	6/30/2010
Other Plans					-	-	-
Total					$10.5	$10.2	$9.7

Masters, Mates and Pilots Pension Plan utilized the special 29-year amortization rules provided by Public Law 111-192, Section 211 to amortize its losses from 2008.  As a result, the plan’s zone status changed from red in 2010 to green in 2011. Also, Matson is party to 2 collective-bargaining agreements based upon vessels that require contributions to this plan:  Contract A, covering 13 vessels, expires on August 15, 2013, and Contract B, covering 1 vessel, expires on June 15, 2012.

Matson was listed in its plans’ Forms 5500 as providing more than five percent of the total contributions for the following plans and plan years:

Pension Plan	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
Hawaii Stevedoring Multiemployer Pension Plan	2011, 2010 and 2009
Hawaii Terminals Multiemployer Pension Plan	2011, 2010 and 2009
Masters, Mates and Pilots Pension Plan	2010 and 2009*

* As of the date the financial statements were issued, Form 5500 was not available for the plan year ending in 2011.

Matson contributes to 7 multiemployer plans that provide postretirement benefits other than pensions under the terms of collective-bargaining agreements with American Radio Association AFL-CIO; ILWU Local 142; ILWU Local 63, Office Clerical Unit Marine Clerk Association; International Organization of Masters, Mates and Pilots, AFL-CIO; National Marine Engineers’ Beneficial Association, AFL-CIO District No. 1 – PCD, MEBA; Marine Firemen’s Union; and Sailors’ Union of the Pacific.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision, hearing, prescription drug, death, accidental death and dismemberment, disability, legal aid, training in maritime electronics, scholarship program, wage insurance and license insurance, although not all of these benefits are provided by each plan. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multiemployer pension plans. Contributions Matson made to these plans were $10.6 million in 2011, $10.5 million in 2010, and $9.9 million in 2009.  The contributions increased during the period due to increases in the employer contribution rate.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Section 401(k) of the Internal Revenue Code and provides matching contributions of up to 4 percent of eligible employee compensation. For 2010, the 401(k) matching contributions were suspended for all employees who are participants in the Company’s defined benefit plan, but was reinstated starting in 2011. The Company’s matching contributions expensed under these plans totaled $2.2 million and $1.4 million for the years ended December 31, 2011 and 2009, respectively. The Company also maintains profit sharing plans, and if a minimum threshold of Company performance is achieved, provides contributions of 1 percent to 3 percent, depending upon Company performance above the minimum threshold. In 2009, the profit sharing plan was suspended, but was reinstated starting in 2011. There was no profit sharing contribution expense recorded in 2011 and 2010 for these plans.

11.           INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2011 consisted of the following (in millions):

	2011	2010	2009
Current:
Federal	$40	$43	$24
State and foreign	4	6	2
Current	44	49	26
Deferred:
Federal	(10)	(3)	(23)
State and foreign	(2)	(1)	2
Deferred	(12)	(4)	(21)
Total continuing operations tax expense	$32	$45	$5

Income tax expense for 2011, 2010, and 2009 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2011	2010	2009

Computed federal income tax expense	$30	$40	$4
State income taxes	2	5	4
Tax effect of HS&TC consolidation	--	--	(2)
Other—net	--	--	(1)
Income tax expense	$32	$45	$5

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2011	2010
Deferred tax assets:
Benefit plans	$82	$77
Insurance reserves	10	10
Capitalized development costs	16	14
Other	10	6
Total deferred tax assets	118	107

Deferred tax liabilities:
Basis differences for property and equipment	293	287
Tax-deferred gains on real estate transactions	213	216
Capital Construction Fund	3	3
Joint ventures and other investments	1	7
Other	21	17
Total deferred tax liabilities	531	530

Net deferred tax liability	$413	$423

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $2.0 million and $0.6 million for 2011 and 2010, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional capital in the consolidated statements of shareholders’ equity.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2009	$6
Additions for tax positions of prior years	--
Additions for tax positions of current year	3
Reductions for tax positions of prior years	--
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2009	8
Additions for tax positions of prior years	--
Additions for tax positions of current year	2
Reductions for tax positions of prior years	(1)
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2010	8
Additions for tax positions of prior years	1
Additions for tax positions of current year	(1)
Reductions for tax positions of prior years	--
Reductions for lapse of statute of limitations	(1)
Balance at December 31, 2011	$7

Of the total unrecognized benefits, $7 million and $8 million, at December 31, 2011 and 2010, respectively, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next 12 months.

            The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. As of December 31, 2011 the amounts of accrued interest and penalties were not material.

           The Company is no longer subject to U.S. federal income tax audits for years before 2008.  The Company is routinely involved in state and local income tax audits. Substantially all material income tax matters have been concluded for years through 2006.

12.           SHARE-BASED AWARDS

2007 Incentive Compensation Plan: The 2007 Incentive Compensation Plan (the “2007 Plan”) serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. As of December 31, 2011, 1.9 million shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan. On January 28, 2010, the Board of Directors adopted an amended and restated 2007 Plan, which, among other things, authorized the issuance of an additional 2,200,000 shares of A&B stock under the 2007 Plan. Shareholders approved the amended 2007 Plan at the 2010 Annual Meeting of Shareholders.

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

Stock Issuance Program – Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Time-based equity awards vest ratably over three years. Provided certain performance targets are achieved, performance-based equity awards vest over three years.

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

The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model. The weighted average grant-date fair values of the options granted during 2011, 2010, and 2009 were $8.92, $6.59,  and $2.79, respectively, per option, using the following weighted average assumptions provided in the table below:

	2011	2010	2008

Expected volatility	29.2%	28.8%	24.8%
Expected term (in years)	6.0	5.8	5.8
Risk-free interest rate	2.3%	2.7%	1.9%
Dividend yield	3.1%	3.8%	5.4%

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

The following table summarizes 2011 stock option activity for the Company’s plans (in thousands, except exercise price amounts):

					Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding January 1, 2011	1,332	1,055	190	2,577	$37.10
Granted	317	--	--	317	$40.75
Exercised	(86)	(208)	(17)	(311)	$29.59
Forfeited and expired	(18)	(11)	--	(29)	$43.83
Outstanding December 31, 2011	1,545	836	173	2,554	$38.39	5.4	$13,595

Vested or expected to vest	1,530	836	173	2,539	$40.10	5.4	$13,459
Exercisable December 31, 2011	805	836	173	1,814	$40.10	4.3	$8,434

The following table summarizes 2011 non-vested common stock and restricted stock unit activity (in thousands, except weighted-average, grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value
January 1, 2011	330	$31.15
Granted	259	$38.78
Vested	(175)	$32.24
Forfeited	(5)	$34.85
Outstanding December 31, 2011	409	$35.48

A summary of the compensation cost and other measures related to share-based payments is as follows (in millions):

	2011	2010	2009
Share-based expense (net of estimated forfeitures):
Stock options	$2	$2	$4
Non-vested stock & restricted stock units	6	6	5
Total share-based expense	8	8	9
Total recognized tax benefit	(2)	(3)	(3)
Share-based expense (net of tax)	$6	$5	$6

Cash received upon option exercise	$9	$7	$--
Intrinsic value of options exercised	$5	$2	$--
Tax benefit realized upon option exercise	$2	$1	$--
Fair value of stock vested	$7	$4	$3

As of December 31, 2011, there was $3 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.4 years. As of December 31, 2011, unrecognized compensation cost related to restricted stock units was $6 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.3 years.

13.           COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are described in Note 8, included the following as of December 31, 2011 (in millions):

Standby letters of credit	(a)	$19
Bonds	(b)	$30
Benefit plan withdrawal obligations	(c)	$87

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Consists of standby letters of credit, issued by the Company’s lenders under the Company’s revolving credit facilities. Approximately $8 million of the letters of credit are related to transportation matters and principally relate to self-insured workers compensation arrangements and collateral agreements with insurance companies for retentions, deductibles and premium payments. The balance includes approximately $11 million related to the Company’s real estate business. In the event the letters of credit are drawn upon, the Company would be obligated to reimburse the issuer of the letter of credit. None of the letters of credit has been drawn upon to date, and the Company believes it is unlikely that any of these letters of credit will be drawn upon.

(b)
Consists of approximately $16 million of construction bonds related to real estate projects in Hawaii, approximately $13 million in U.S. customs bonds, and approximately $1 million related to transportation and other matters. In the event the bonds are drawn upon, the Company would be obligated to reimburse the surety that issued the bond. None of the bonds has been drawn upon to date, and the Company believes it is unlikely that any of these bonds will be drawn upon.

(c)
Represents the withdrawal liabilities for multiemployer pension plans, in which Matson is a participant. Management has no present intention of withdrawing from and does not anticipate termination of any of the aforementioned plans.

Indemnity Agreements: For certain real estate joint ventures, the Company may be obligated under bond indemnities in order to complete construction of the real estate development if the joint venture does not perform. These indemnities are designed to protect the surety. In prior years, the Company recorded liabilities at fair value for several indemnities it provided in connection with surety bonds issued to cover construction activities, such as project amenities, roads, utilities, and other infrastructure, at its joint ventures. The recorded amount of the liabilities was not material at December 31, 2011 and 2010. Under the indemnities, the Company and its joint venture partners agreed to indemnify the surety bond issuer from all loss and expense arising from the failure of the joint venture to complete the specified bonded construction. The maximum potential amount of aggregate future payments is a function of the amount covered by outstanding bonds at the time of default by the joint venture, reduced by the amount of work completed to date. As of December 31, 2011, the maximum potential amount of aggregate future payments under bonds outstanding was $3 million, computed as $20 million of bonds outstanding, less the value of work completed, which totaled approximately $17 million. The Company and its joint venture partners also entered into mutual indemnification agreements under which each partner agrees to indemnify the other partner for its share of the obligation under the bonds. Including amounts recoverable from the Company’s joint venture partners under the mutual indemnification agreements, the Company’s maximum potential amount of aggregate future payments under indemnities at December 31, 2011 was approximately $1 million.

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint venture renegotiated a $10 million loan that matures in August 2012. As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement was not material, and as of December 31, 2011, the Company had not paid any amounts under the guaranty.

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

In late 2003, the Company paid $1.6 million to settle a claim for payment of environmental remediation costs incurred by the current owner of a sugar refinery site in Hawaii that previously was sold by the Company in 1994. In connection with this settlement, the Company assumed responsibility to remediate certain parcels of the site and accrued an obligation of approximately $2 million for the estimated remediation costs. The commencement of environmental cleanup is dependent upon studies to be approved by the Department of Health of the State of Hawaii, which has not occurred as of December 31, 2011.

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

In addition, on May 24, 2001, petitions were filed by a third party, requesting that the Commission on Water Resource Management of the State of Hawaii (“Water Commission”) establish interim instream flow standards (“IIFS”) in 27 East Maui streams that feed the Company’s irrigation system.  On September 25, 2008, the Water Commission took action on eight of the petitions, resulting in some quantity of water being returned to the streams rather than being utilized for irrigation purposes. In May 2010, the Water Commission took action on the remaining 19 petitions resulting in additional water being returned to the streams.  A petition requesting a contested case hearing to challenge the Water Commission’s decisions was filed with the Commission by the opposing third party.  On October 18, 2010, the Water Commission denied the petitioner’s request for a contested case hearing.  On November 17, 2010, the petitioner filed an appeal of the Commission’s denial to the Hawaii Intermediate Court of Appeals. On August 31, 2011, the Intermediate Court of Appeals dismissed the petitioner’s appeal.  On November 29, 2011, the petitioner appealed the Intermediate Court of Appeals’ dismissal to the Hawaii Supreme Court.  On January 11, 2012, the Hawaii Supreme Court vacated the Intermediate Court of Appeals’ dismissal of the petitioner’s appeal and remanded the appeal back to the Intermediate Court of Appeals.

On June 25, 2004, two organizations filed with the Water Commission a petition to establish IIFS for four streams in West Maui to increase the amount of water to be returned to these streams.  The West Maui irrigation system provided approximately 15 percent of the irrigation water used by HC&S over the last ten years. The Water Commission issued a decision in June 2010, which required the return of water in two of the four streams. In July 2010, the two organizations appealed the Water Commission’s decision to the Hawaii Intermediate Court of Appeals. On June 23, 2011, the case was transferred to the Hawaii Supreme Court.

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

On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused primarily on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson or the Company, it could seek civil or criminal sanctions, including monetary fines. The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

The Company and Matson were named as defendants in a consolidated civil lawsuit purporting to be a class action in the U.S. District Court for the Western District of Washington in Seattle. The lawsuit alleged violations of the antitrust laws and also named as a defendant Horizon Lines, Inc., another domestic shipping carrier operating in the Hawaii and Guam trades. On November 30, 2010, the judge dismissed the complaint with prejudice. On September 29, 2011, the Ninth Circuit panel unanimously affirmed the District Court’s dismissal. The plaintiffs did not seek further review of the decision.

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

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms.  The lawsuit was filed in the U.S. District Court for the District of Hawaii.  In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice.  The EEOC filed a second amended complaint on December 16, 2011.  In response, McBryde Resources and Alexander & Baldwin, Inc. filed a motion to dismiss the second amended complaint. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

A&B and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on A&B’s consolidated financial statements as a whole.

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

14.           INDUSTRY SEGMENTS

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer. Based on the foregoing, the Company has five groups of similar products and services that are provided by its five segments that operate in three industries: Transportation, Real Estate and Agribusiness.

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

Agribusiness, which consists of one segment, grows sugar cane; produces bulk raw sugar, specialty food-grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services, mobile equipment maintenance and repair services in Hawaii; and generates and sells, to the extent not used in the Company’s operations, electricity.

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.

Industry segment information for 2011, 2010, and 2009 is summarized below (in millions):

For the Year	2011	2010	2009
Revenue:
Transportation:
Ocean transportation	$1,077.6	$1,016.5	$888.6
Logistics services	386.4	355.6	320.9
Real Estate:
Leasing	100.1	94.4	103.2
Sales	66.2	136.1	125.6
Less amounts reported in discontinued operations1	(47.5)	(126.7)	(136.6)
Agribusiness5	161.7	163.9	107.0
Reconciling Items 2	(22.1)	(26.3)	(16.3)
Total revenue	$1,722.4	$1,613.5	$1,392.4
Operating Profit:
Transportation:
Ocean transportation3	$74.1	$118.7	$58.3
Logistics services	5.0	7.2	6.7
Real Estate:
Leasing	39.3	35.3	43.2
Sales3	15.5	50.1	39.1
Less amounts reported in discontinued operations1	(23.8)	(54.5)	(59.2)
Agribusiness5	22.2	6.1	(27.8)
Total operating profit	132.3	162.9	60.3
Interest expense, net4	(24.8)	(25.5)	(25.9)
General corporate expenses	(20.3)	(23.3)	(21.8)
Income from continuing operations before income taxes	87.2	114.1	12.6
Income taxes	32.3	44.7	5.0
Income from continuing operations	54.9	69.4	7.6
Discontinued operations	(20.7)	22.7	36.6
Net income	$34.2	$92.1	$44.2

1	Prior year amounts restated for amounts treated as discontinued operations.

2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

3
The Ocean Transportation segment includes approximately $8.6 million, $12.8 million, and $6.2 million of equity in earnings from its investment in SSAT for 2011, 2010, and 2009, respectively. The Real Estate Sales segment includes approximately $7.9 million equity in loss and $2.0 million in equity in earnings from its various real estate joint ventures for 2011 and 2010, respectively. Equity in earnings from joint ventures in 2009 was negligible.

4
Includes Ocean Transportation interest expense of $7.7 million, $8.2 million, and $9.0 million for 2011, 2010, and 2009, respectively. Substantially all other interest expense was at the parent company.

5	Includes a $4.9 million gain in 2010 related to an agriculture disaster relief payment for drought experienced in prior years and a $5.4 million gain recorded upon consolidation of HS&TC in 2009.

INDUSTRY SEGMENTS (CONTINUED)

As of December 31:	2011	2010	2009
Identifiable Assets:
Ocean transportation6	$1,082.6	$1,095.5	$1,095.2
Logistics services	76.8	73.8	72.4
Real estate leasing	770.9	739.4	627.4
Real estate sales6	451.4	420.8	415.6
Agribusiness	157.8	150.3	156.8
Other	4.8	14.8	12.2
Total assets	$2,544.3	$2,494.6	$2,379.6
Capital Expenditures:
Ocean transportation	$44.2	$69.4	$12.7
Logistics services7	3.0	1.8	0.6
Real estate leasing8	43.6	164.7	108.8
Real estate sales9	5.2	0.1	0.1
Agribusiness	10.5	6.8	3.4
Other	--	0.3	0.3
Total capital expenditures	$106.5	$243.1	$125.9
Depreciation and Amortization:
Ocean transportation	$70.6	$69.0	$67.1
Logistics services	3.2	3.2	3.5
Real estate leasing1	21.6	20.3	19.5
Real estate sales	0.2	0.2	0.3
Agribusiness	11.9	12.7	11.9
Other	1.1	1.9	3.1
Total depreciation and amortization	$108.6	$107.3	$105.4

6
The Ocean Transportation segment includes approximately $56.5 million, $52.9 million, and $47.2 million related to its investment in SSAT as of December 31, 2011, 2010, and 2009, respectively. The Real Estate Sales segment includes approximately $290.1 million, $274.8 million, and $193.3 million related to its investment in various real estate joint ventures as of December 31, 2011, 2010, and 2009, respectively.

7
Excludes expenditures related to Matson Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

8	Represents gross capital additions to the leasing portfolio, including gross tax-deferred property purchases that are reflected as non-cash transactions in the Consolidated Statements of Cash Flows.

9
Excludes expenditures for real estate developments held for sale which are classified as Cash Flows from Operating Activities within the Consolidated Statements of Cash Flows. Operating cash flows for expenditures related to real estate developments were $14 million, $22 million, and $6 million for 2011, 2010, and 2009, respectively.

15.            QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2011 are listed below (in millions, except per-share amounts):

	2011
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$238.4	$274.8	$281.8	$282.6
Logistics services	91.3	103.1	99.2	92.8
Real Estate:
Leasing	26.0	25.2	24.5	24.4
Sales	23.4	30.7	9.3	2.8
Less amounts reported in discontinued operations 1	(15.2)	(23.1)	(8.8)	(0.4)
Agribusiness	16.1	44.7	38.5	62.4
Reconciling Items 2	(6.5)	(6.9)	(4.3)	(4.4)
Total Revenue	$373.5	$448.5	$440.2	$460.2
Operating Profit (Loss):
Transportation:
Ocean transportation	$5.4	$27.1	$28.6	$13.0
Logistics services	1.5	2.1	2.0	(0.6)
Real Estate:
Leasing	10.6	10.4	9.2	9.1
Sales	12.0	10.6	3.5	(10.6)
Less amounts reported in discontinued operations1	(7.2)	(9.2)	(7.0)	(0.4)
Agribusiness	2.6	8.5	3.8	7.3
Total operating profit	24.9	49.5	40.1	17.8
Interest Expense	(6.2)	(6.1)	(6.3)	(6.2)
General Corporate Expenses	(4.2)	(4.2)	(4.8)	(7.1)
Income From Continuing Operations before Income Taxes	14.5	39.2	29.0	4.5
Income taxes	5.8	15.1	10.6	0.8
Income From Continuing Operations	8.7	24.1	18.4	3.7
Discontinued Operations1	(3.5)	(5.4)	(9.7)	(2.1)
Net Income	$5.2	$18.7	$8.7	$1.6

Earnings Per Share:
Basic	$0.13	$0.45	$0.21	$0.04
Diluted	$0.12	$0.44	$0.21	$0.04

1	See Note 2 for discussion of discontinued operations.
2	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

Segment results by quarter for 2010 are listed below (in millions, except per-share amounts):

	2010
	Q1	Q2	Q3	Q4
Revenue:
Transportation:
Ocean transportation	$229.5	$257.2	$261.8	$268.0
Logistics services	77.1	88.6	92.4	97.5
Real Estate:
Leasing	23.6	23.2	24.4	23.2
Sales	60.3	22.0	4.3	49.5
Less amounts reported in discontinued operations 1	(58.4)	(20.7)	(3.3)	(44.3)
Agribusiness2	14.2	29.8	60.4	59.5
Reconciling Items 3	(4.2)	(3.6)	(2.7)	(15.8)
Total Revenue	$342.1	$396.5	$437.3	$437.6
Operating Profit (Loss):
Transportation:
Ocean transportation	$10.4	$37.0	$42.5	$28.8
Logistics services	1.9	1.5	1.8	2.0
Real Estate:
Leasing	9.1	8.5	9.3	8.4
Sales	21.4	8.0	2.9	17.8
Less amounts reported in discontinued operations1	(22.8)	(10.6)	(2.1)	(19.0)
Agribusiness2	(1.1)	1.8	0.8	4.6
Total operating profit	18.9	46.2	55.2	42.6
Interest Expense	(6.5)	(6.5)	(6.3)	(6.2)
General Corporate Expenses	(6.6)	(4.5)	(7.7)	(4.5)
Income From Continuing Operations before Income Taxes	5.8	35.2	41.2	31.9
Income taxes	3.0	13.1	15.5	13.1
Income From Continuing Operations	2.8	22.1	25.7	18.8
Discontinued Operations1	14.5	6.8	--	1.4
Net Income	$17.3	$28.9	$25.7	$20.2

Earnings Per Share:
Basic	$0.42	$0.70	$0.62	$0.49
Diluted	$0.42	$0.70	$0.62	$0.48

1	See Note 2 for discussion of discontinued operations.
2	Includes a $4.9 million gain in the fourth quarter of 2010 related to a agriculture disaster relief payment for drought experienced in prior years.
3	Includes inter-segment revenue, interest income, and other income classified as revenue for segment reporting purposes.

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

The following table presents the Parent Company’s condensed balance sheets as of December 31, 2011 and 2010 (in millions):

	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$1	$-
Accounts and other receivables, net	3	5
Inventories	24	16
Real estate held for sale	--	3
Prepaid expenses and other	5	6
Total current assets	33	30
Investments:
Subsidiaries consolidated, at equity	1,313	1,299
Property, at Cost	518	501
Less accumulated depreciation and amortization	237	225
Property – net	281	276
Other Assets	16	17
Total	$1,643	$1,622

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$34	$108
Accounts payable	6	8
Income taxes payable	22	2
Non-qualified benefit plans	1	1
Other	17	17
Total current liabilities	80	136
Long-term Debt	308	230
Employee Benefit Plans	41	27
Non-qualified Benefit Plans	8	10
Other Long-term Liabilities	19	11
Deferred Income Taxes	50	50
Due to Subsidiaries	14	22
Shareholders’ Equity:
Capital stock	34	34
Additional capital	239	223
Accumulated other comprehensive loss	(92)	(82)
Retained earnings	953	972
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,123	1,136
Total	$1,643	$1,622

The following table presents the Parent Company’s condensed statements of income for the years ended December 31, 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Revenue:
Agribusiness	$128	$117	$73
Real estate leasing	24	16	13
Real estate sales	15	2	8
Interest and other	3	6	2
Total revenue	170	141	96

Costs and Expenses:
Cost of agribusiness goods and services	113	114	109
Cost of real estate sales and leasing	21	11	9
Selling, general and administrative	21	24	21
Interest and other	16	16	16
Income tax benefit (expense)	2	(12)	(22)
Total costs and expenses	173	153	133

Loss from Continuing Operations	(3)	(12)	(37)

Discontinued Operations, net of income taxes	2	24	11

Income (Loss) Before Equity in Income of Subsidiaries Consolidated	(1)	12	(26)

Equity in Income from Continuing Operations of Subsidiaries Consolidated	58	81	44

Equity in Income (Loss) from Discontinued Operations of Subsidiaries Consolidated	(23)	(1)	26

Net Income	34	92	44

Other Comprehensive Income (Loss), net of income taxes	(10)	(1)	15

Comprehensive Income	$24	$91	$59

The following table presents the Parent Company’s condensed statements of cash flows for the years ended December 31, 2011, 2010, and 2009 (in millions):

	2011	2010	2009
Cash Flows from Operations (including dividends received from subsidiaries)	$96	$37	$90

Cash Flows from Investing Activities:
Capital expenditures	(10)	(14)	(6)
Purchase of investments	(58)	(67)	(96)
Proceeds from disposal of property and sale of investments	12	36	28
Net cash used in investing activities	(55)	(45)	(74)

Cash Flows from Financing Activities:
Change in intercompany payables/receivables	--	--	(13)
Proceeds from (repayments of) long-term debt, net	3	52	51
Proceeds from issuance of capital stock and other	10	7	(1)
Repurchases of capital stock	--	--	--
Dividends paid	(53)	(52)	(52)
Net cash used in financing activities	(40)	7	(15)

Cash and Cash Equivalents:
Net increase (decrease) for the year	1	(1)	1
Balance, beginning of year	--	1	--
Balance, end of year	$1	$--	$1

Other Cash Flow Information:
Interest paid	$(16)	$(15)	$(13)
Income taxes paid, net of refunds	$(25)	$(46)	$(38)

Other Non-cash Information:
Depreciation expense	$16	$16	$17
Tax-deferred property sales	$16	$65	$29
Tax-deferred property purchases	$(12)	$(78)	$(40)

General Information:  The Parent Company is headquartered in Honolulu, Hawaii and is engaged in the operations that are generally described in Note 14, “Industry Segments.” Additional information related to the Parent Company is described in the foregoing notes to the consolidated financial statements.

Long-term Debt:  At December 31, 2011 and 2010, long-term debt consisted of the following (in millions):

	2011	2010

Revolving Credit loans (1.24% for 2011 and 0.57% for 2010)	$113	$93
Term Loans:
6.90%, payable through 2020	100	100
5.53%, payable through 2016	42	50
5.55%, payable through 2017	50	50
5.56%, payable through 2016	25	25
4.10%, payable through 2012	4	12
6.20%, payable through 2013, secured by Deere Valley Center	2	2
5.50%, payable through 2014, secured by Little Cottonwood Center	6	6
Total	342	338
Less current portion	(34)	(108)
Long-term debt	$308	$230

Long-term Debt Maturities: At December 31, 2011, maturities of all long-term debt during the next five years are $34 million in 2012, $26 million in 2013, $39 million in 2014, $33 million in 2015, $140 million in 2016, and $70 million thereafter.

Revolving Credit Facilities:  The Parent Company has a revolving senior credit facility with seven commercial banks that expires in August 2016. The revolving credit facility provides for a commitment of $230 million. Amounts drawn under the facility bear interest at London Interbank Offered Rate (“LIBOR”) plus a margin based on a ratio of debt to earnings before interest, taxes, depreciation and amortization pricing grid. The agreement contains certain restrictive covenants, the most significant of which require the maintenance of minimum shareholders’ equity levels, minimum unencumbered property investment values, and a maximum ratio of total debt to earnings before interest, depreciation, amortization, and taxes. At December 31, 2011, $113 million was outstanding, $11 million in letters of credit had been issued against the facilities, and $106 million remained available for borrowing.

The Company has a replenishing three-year unsecured note purchase and private shelf agreement with Prudential Investment Management, Inc. and its affiliates (collectively, “Prudential”) under which the Company may issue notes in an aggregate amount up to $400 million, less the sum of all principal amounts then outstanding on any notes issued by the Company or any of its subsidiaries to Prudential and the amount of any notes that are committed under the note purchase agreement. The Prudential agreement contains certain restrictive covenants that are substantially the same as the covenants contained in the Company’s revolving senior credit facility. The ability to draw additional amounts under the Prudential facility expires on April 19, 2012 and borrowings under the shelf facility bear interest at rates that are determined at the time of the borrowing. At December 31, 2011, approximately $120 million was available under the facility.

Real Estate Secured Term Debt:  In October 2010, the Parent Company assumed secured debt in connection with its purchase of Little Cottonwood Center, a retail center in Sandy, Utah. In June 2005, the Parent Company, together with its real-estate subsidiaries, purchased Deere Valley Center, an office building in Phoenix, Arizona, and assumed mortgage-secured debt. A&B owns approximately 25 percent of the Phoenix office building. The property is jointly and severally owned by three subsidiaries of the Company.

Dividends from Subsidiaries: The Company received cash dividends from Matson totaling approximately $60 million for 2011, $45 million for 2010 and $60 million for 2009.

17.           SUBSEQUENT EVENT

On February 13, 2012, the Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii. The holding company structure will help facilitate the separation by allowing the Company to organize and segregate the assets of its different businesses in an efficient manner prior to the separation and facilitate the third party and governmental consent and approval process. In addition, the holding company reorganization will help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

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

B. Internal Control over Financial Reporting

(a) See page 62 for management’s annual report on internal control over financial reporting.

(b) See page 63 for report of independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.           Directors

For information about the directors of A&B, see the section captioned “Election of Directors” in A&B’s proxy statement for the 2012 Annual Meeting of Shareholders (“A&B’s 2012 Proxy Statement”), which section is incorporated herein by reference.

B.           Executive Officers

The name of each executive officer of A&B (in alphabetical order), age (in parentheses) as of February 15, 2012, and present and prior positions with A&B and business experience for the past five years are given below.

Generally, the term of office of executive officers is at the pleasure of the Board of Directors.  For a discussion of compliance with Section 16(a) of the Exchange Act by A&B’s directors and executive officers, see the subsection captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in A&B’s 2012 Proxy Statement, which subsection is incorporated herein by reference.  For a discussion of change in control agreements and an Executive Transition Agreement between A&B and certain of A&B’s executive officers, and the Executive Severance Plan, see the subsections captioned “Other Potential Post-Employment Payments” in A&B’s 2012 Proxy Statement, which subsections are incorporated herein by reference.

Christopher J. Benjamin (48)
President, A&B Land Group and President, A & B Properties, Inc., 9/11-present; Senior Vice President of A&B, 7/05-8/11; Chief Financial Officer of A&B, 2/04-8/11; Treasurer of A&B, 5/06-8/11; Plantation General Manager, Hawaiian Commercial & Sugar Company, 3/09-3/11;  first joined A&B or a subsidiary in 2001.

Meredith J. Ching (55)
Senior Vice President (Government & Community Relations) of A&B, 6/07-present; Vice President of A&B, 10/92-6/07; first joined A&B or a subsidiary in 1982.

Nelson N. S. Chun (59)
Senior Vice President and Chief Legal Officer, 7/05-present; Vice President and General Counsel of A&B, 11/03-6/05; first joined A&B or a subsidiary in 2003.

Matthew J. Cox (50)
President of Matson, 10/08-present; Executive Vice President and Chief Operating Officer of Matson, 7/05-9/08; first joined A&B or a subsidiary in 2001.

Paul K. Ito (41)
Vice President of A&B, 4/07-present; Controller of A&B, 5/06-present; Director, Internal Audit of A&B, 4/05-4/06; first joined A&B or a subsidiary in 2005.

Stanley M. Kuriyama (58)
Chief Executive Officer of A&B, 1/10-present; President of A&B, 10/08-present; President and Chief Executive Officer, A&B Land Group, 7/05-9/08; Chief Executive Officer and Vice Chairman of A & B Properties, Inc., 12/99-9/08; first joined A&B or a subsidiary in 1992.

Wendy M. Ludwig (48)
Vice President (Tax) of A&B, 4/11-present; Director, Tax of A&B, 6/08-4/11; Vice President (Tax) of Allianz of America Corporation, 1/00-5/08; first joined A&B or a subsidiary in 2008.

Son-Jai Paik (39)
Vice President (Human Resources) of A&B, 1/07-present; Vice President, Human Resources, LINA Korea, CIGNA Corporation, 3/03-12/06; first joined A&B or a subsidiary in 2007.

Joel M. Wine (40)
Senior Vice President, Chief Financial Officer and Treasurer of A&B, 9/11-present; Managing Director, Goldman Sachs, 11/05-6/11; first joined A&B or a subsidiary in 2011.

C.           Corporate Governance

For information about the Audit Committee of the A&B Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in A&B’s 2012 Proxy Statement, which section is incorporated herein by reference.

D.           Code of Ethics

For information about A&B’s Code of Ethics, see the subsection captioned “Code of Ethics” in A&B’s 2012 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in A&B’s 2012 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in A&B’s 2012 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in A&B’s 2012 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in A&B’s 2012 Proxy Statement, which section is incorporated herein by reference.

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

2.           Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.a.  Agreement and Plan of Merger, dated as of February 13, 2012, by and among Alexander & Baldwin, Inc., Alexander & Baldwin Holdings, Inc. and A&B Merger Corporation (Exhibit 2.1 to A&B’s Form 8-K dated February 13, 2012).

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

(iv)  Amendment, dated August 5, 2011, to Note Purchase and Private Shelf Agreement among Alexander & Baldwin, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Prudential Retirement Insurance and Annuity Company, Gibraltar Life Insurance Co., Ltd., and The Prudential Insurance Company, Ltd., dated as of April 19, 2006, as amended (Exhibit 10.1 to A&B's Form 8-K dated August 17, 2011).

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

(xi)  Credit Agreement, dated August 5, 2011, between Alexander & Baldwin, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xi) to A&B Form 10-Q for the quarter ended June 30, 2011).

(xii)  Credit Agreement, dated August 5, 2011, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xii) to A&B Form 10-Q for the quarter ended June 30, 2011).

(xiii)  Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.1 to A&B’s Form 8-K dated May 19, 2005).

(xiv)  Amendment, dated April 12, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.a.(xiv) to A&B's Form 10-K for the year ended December 31, 2010).

(xv)  Amendment, dated December 19, 2007, to Amended and Restated Note Agreement dated May 19, 2005 among Matson Navigation Company, Inc., The Prudential Insurance Company of America, and Pruco Life Insurance Company (Exhibit 10.a.(xiii) to A&B’s Form 10-K for the year ended December 31, 2007).

(xvi)  Amendment, dated August 5, 2011, to Amended and Restated Note Agreement among Matson Navigation Company, Inc., The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of May 19, 2005, as amended (Exhibit 10.2 to A&B's Form 8-K dated August 17, 2011).

(xvii)  First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (Exhibit 10.2 to A&B’s Form 8-K dated May 19, 2005).

(xviii)  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxvi) to A&B’s Form 10-Q for the quarter ended September 30, 2004).

(xix)  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (Exhibit 10.a.(xxx) to A&B’s Form 10-Q for the quarter ended September 30, 2007).

(xx)  Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.2 to A&B’s Form 8-K dated December 28, 2006).

(xxi)  First Amendment, dated November 20, 2007, to Credit Agreement, dated December 28, 2006, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xx) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxii)  Second Amendment to Credit Agreement, dated March 7, 2008, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.a.(xxi) to A&B Form 10-Q for the quarter ended March 31, 2008).

(xxiii)  Third Amendment to the Credit Agreement, dated December 20, 2010, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, BNP Paribas, American Savings Bank, F.S.B., and Bank of Hawaii (Exhibit 10.1 to A&B's Form 8-K dated December 20, 2010).

(xxiv)  Promissory Note, dated September 18, 2003, by Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., and Metzger Deer Valley, LLC in favor of PNC Bank, National Association (Exhibit 10.a.(xxxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxv)  Consent and Assumption Agreement With Release and Modification of Loan Documents, dated June 6, 2005, among Deer Valley Financial Center, LLC, Huntington Company, L.L.C., Geneva Company, L.L.C., Metzger Deer Valley, LLC, R. Craig Hannay, A&B Deer Valley LLC, ABP Deer Valley LLC, WDCI Deer Valley LLC, Alexander & Baldwin, Inc., and Midland Loan Services, Inc. (Exhibit 10.a.(xxxvii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxvi)  Borrower’s Certificate, dated June 6, 2005, by A&B Deer Valley LLC, ABP Deer Valley LLC, and WDCI Deer Valley LLC in favor of Wells Fargo Bank N.A. (Exhibit 10.a.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 2005).

(xxvii)  General Contract of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, and DMB Communities LLC, in favor of Travelers Casualty and Surety Company of America, dated June 13, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated June 14, 2006).

(xxviii)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated June 14, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated June 14, 2006).

(xxix)  General Agreement of Indemnity, among Alexander & Baldwin, Inc., Kukui`ula Development Company (Hawaii), LLC, and DMB Communities LLC, in favor of Safeco Insurance Company of America, dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.1 to A&B’s Form 8-K dated September 5, 2006).

(xxx)  Mutual Indemnification Agreement, among Kukui`ula Development Company (Hawaii), LLC, DMB Kukui`ula LLC, DMB Communities LLC, and Alexander & Baldwin, Inc., dated August 30, 2006 and entered into September 5, 2006 (Exhibit 10.2 to A&B’s Form 8-K dated September 5, 2006).

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

(xix)  Form of Restricted Stock Unit Award Agreement (Deferral Election) for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xix) to A&B's Form 10-K for the year ended December 31, 2010).

(xx)  Deferral Election Form for Restricted Stock Unit Award for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxi)  Deferral Election Form for Restricted Stock Unit Award Agreement for Non-Employee Board Member pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxi) to A&B's Form 10-K for the year ended December 31, 2010).

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

(xxv)  Addendum to Stock Option Agreements, Performance-Based Restricted Stock Unit Award Agreement, and Time-Based Restricted Stock Unit Award Agreement (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2007).

(xxvi)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxvii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvi) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(xxviii)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xl) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxix)  Form of Notice of Award of Performance-Based Restricted Stock Unit pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxx)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xxxi)  Form of Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxiii)  Form of Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxiv)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xl) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxv)  Form of Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xli) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxvi)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlii) to A&B’s Form 10-K for the year ended December 31, 2009).

(xxxvii)  Form of Executive Notice of Grant of Stock Option pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlv) to A&B's Form 10-K for the year ended December 31, 2010).

(xxxviii)  Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvi) to A&B's Form 10-K for the year ended December 31, 2010).

(xxxix)  Form of Executive Notice of Award of Time-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlvii) to A&B's Form 10-K for the year ended December 31, 2010).

(xl)  Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlviii) to A&B's Form 10-K for the year ended December 31, 2010).

(xli)  Form of Executive Notice of Award of Performance-Based Restricted Stock Units pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xlix) to A&B's Form 10-K for the year ended December 31, 2010).

(xlii)  Form of Executive Performance-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(l) to A&B's Form 10-K for the year ended December 31, 2010).

(xliii)  Alternative Form of Executive Stock Option Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xliii) to A&B's Form 10-Q for the quarter ended September 30, 2011).

(xliv)  Alternative Form of Executive Time-Based Restricted Stock Unit Award Agreement pursuant to the Alexander & Baldwin, Inc. 2007 Incentive Compensation Plan (Exhibit 10.b.1.(xliv) to A&B's Form 10-Q for the quarter ended September 30, 2011).

(xlv)  A&B Deferred Compensation Plan for Outside Directors, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliii) to A&B’s Form 10-K for the year ended December 31, 2008).

(xlvi)  A&B Excess Benefits Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xliv) to A&B’s Form 10-K for the year ended December 31, 2008).

(xlvii)  Amendment No. 1 to the A&B Excess Benefits Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(xlv) to A&B’s Form 10-Q for the quarter ended September 30, 2009).

(xlviii)  Amendment No. 2 to the A&B Excess Benefits Plan, effective as of January 1, 2012.

(xlix)  Amendment No. 3 to the A&B Excess Benefits Plan, effective as of January 1, 2012.

(l)  Executive Survivor/Retirement Benefit Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(li)  A&B Executive Survivor/Retirement Benefit Plan, amended and restated effective February 27, 2008 (Exhibit 10.b.1.(liv) to A&B’s Form 10-Q for the quarter ended March 31, 2008).

(lii)  A&B 1985 Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008 (Exhibit 10.b.1.(xlvii) to A&B’s Form 10-K for the year ended December 31, 2008).

(liii)  Amendment No. 1 to the A&B 1985 Supplemental Executive Retirement Plan, effective as of December 31, 2011.

(liv)  Amendment No. 2 to the A&B 1985 Supplemental Executive Retirement Plan, effective as of January 1, 2012.

(lv)  Restatement of the A&B Retirement Plan for Outside Directors, effective February 1, 1995 (Exhibit 10.b.1.(xxvi) to A&B’s Form 10-K for the year ended December 31, 1994).

(lvi)  Amendment No. 1 to the A&B Retirement Plan for Outside Directors, dated July 1, 1998 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended September 30, 1998).

(lvii)  Amendment No. 2 to the A&B Retirement Plan for Outside Directors, dated October 25, 2000 (Exhibit 10.b.1.(xxxvi) to A&B’s Form 10-K for the year ended December 31, 2000).

(lviii)  Amendment No. 3 to the A&B Retirement Plan for Outside Directors, dated December 9, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-K for the year ended December 31, 2004).

(lix)  Amendment No. 4 to the A&B Retirement Plan for Outside Directors, dated February 24, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated February 23, 2005).

(lx)  Form of Agreement entered into with certain executive officers (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2008).

(lxi)  Amendment to Form of Agreement entered into with certain executive officers (Exhibit 10.b.1.(lv) to A&B’s Form 10-Q for the quarter ended March 31, 2010).

(lxii)  Schedule identifying executive officers who have entered into Form of Agreement (Exhibit 10.b.1.(lviii) to A&B’s Form 10-Q for the quarter ended September 30, 2011).

(lxiii)  Alexander & Baldwin, Inc. Executive Severance Plan, effective as of January 1, 2008 (Exhibit 10.b.1.(lv) to A&B’s Form 10-K for the year ended December 31, 2008).

(lxiv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Executive Severance Plan, dated October 18, 2010 (Exhibit 10.b.1.(lix) to A&B's Form 10-Q for the quarter ended September 30, 2010).

(lxv)  Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxi) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxvi)  Amendment No. 1 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2001 (Exhibit 10.b.1.(xxxvii) to A&B’s Form 10-K for the year ended December 31, 2001).

(lxvii)  Amendment No. 2 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated February 25, 2004 (Exhibit 10.b.1.(xxxix) to A&B’s Form 10-Q for the quarter ended March 31, 2004).

(lxviii)  Amendment No. 3 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 7, 2005 (Exhibit 10.2 to A&B’s Form 8-K dated December 7, 2005).

(lxix)  Amendment No. 4 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated October 24, 2007 (Exhibit 10.b.1.(lix) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxx)  Amendment No. 5 to the Alexander & Baldwin, Inc. One-Year Performance Improvement Incentive Plan, dated December 13, 2007 (Exhibit 10.b.1.(lx) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxi)  Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan, as restated effective October 22, 1992 (Exhibit 10.b.1.(xxii) to A&B’s Form 10-K for the year ended December 31, 1992).

(lxxii)  Amendment No. 4 to the Alexander & Baldwin, Inc. Deferred Compensation Plan, dated December 7, 2005 (Exhibit 10.1 to A&B’s Form 8-K dated December 7, 2005).

(lxxiii)  Alexander & Baldwin, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2005 (Exhibit 10.b.1.(xlii) to A&B’s Form 10-Q for the quarter ended June 30, 2006).

(lxxiv)  Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, as restated effective April 28, 1988 (Exhibit 10.c.1.(xi) to A&B’s Form 10-Q for the quarter ended June 30, 1988).

(lxxv)  Amendment No. 1 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, effective December 11, 1997 (Exhibit 10.b.1.(ii) to A&B’s Form 10-K for the year ended December 31, 1997).

(lxxvi)  Amendment No. 2 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated June 25, 1998 (Exhibit 10.b.1.(xxxviii) to A&B’s Form 10-Q for the quarter ended June 30, 1998).

(lxxvii)  Amendment No. 3 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 8, 2004 (Exhibit 10.b.1.(liii) to A&B’s Form 10-K for the year ended December 31, 2004).

(lxxviii)  Amendment No. 4 to the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan, dated December 13, 2007 (Exhibit 10.b.1.(lxviii) to A&B’s Form 10-K for the year ended December 31, 2007).

(lxxix)  Letter Agreement, dated October 22, 2009, between Alexander & Baldwin, Inc. and W. Allen Doane (Exhibit 10.b.1.(lxxii) to A&B’s Form 10-K for the year ended December 31, 2009).

21.	Subsidiaries.

21.           Alexander & Baldwin, Inc. Subsidiaries as of February 1, 2012.

23.	Consent of Deloitte & Touche LLP dated February 28, 2012.

31.1	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*All exhibits listed under 10.b.1. are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: February 28, 2012	By: /s/ Stanley M. Kuriyama
Stanley M. Kuriyama, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stanley M. Kuriyama	President,	February 28, 2012
Stanley M. Kuriyama	Chief Executive Officer and Director

/s/ Joel M. Wine	Senior Vice President,	February 28, 2012
Joel M. Wine	Chief Financial Officer and Treasurer

/s/ Paul K. Ito	Vice President, Controller	February 28, 2012
Paul K. Ito	and Assistant Treasurer

/s/ Walter A. Dods, Jr.	Chairman of the Board	February 28, 2012
Walter A. Dods, Jr.	and Director

/s/ W. Blake Baird	Director	February 28, 2012
W. Blake Baird

/s/ Michael J. Chun	Director	February 28, 2012
Michael J. Chun

/s/ W. Allen Doane	Director	February 28, 2012
W. Allen Doane

/s/ Thomas B. Fargo	Director	February 28, 2012
Thomas B. Fargo

/s/ Charles G. King	Director	February 28, 2012
Charles G. King

/s/ Constance H. Lau	Director	February 28, 2012
Constance H. Lau

/s/ Douglas M. Pasquale	Director	February 28, 2012
Douglas M. Pasquale

/s/ Jeffrey N. Watanabe	Director	February 28, 2012
Jeffrey N. Watanabe

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements Nos. 333-121194, as amended by Post-Effective Amendment No.1 filed on April 26, 2007, 333-166539 and 333-142384 on Form S-8 of our report dated February 28, 2012, relating to the consolidated financial statements of Alexander & Baldwin, Inc. and subsidiaries and the effectiveness of Alexander & Baldwin, Inc. and subsidiaries’ internal control over financial reporting, appearing in this Annual Report on Form 10-K of Alexander & Baldwin, Inc. for the year ended December 31, 2011.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2012