Form 10-Q
period 2012-03-31
ALEXANDER & BALDWIN INC
filed 2012-05-09
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Number of shares of common stock outstanding as of March 31, 2012:      42,197,494

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income
	Three Months Ended March 31,
(In millions, except per-share amounts) (Unaudited)	2012	2011
Operating Revenue:
Ocean transportation	278.8	237.5
Logistic services	86.6	91.3
Real estate sales	2.5	5.5
Real estate leasing	24.2	23.8
Agribusiness	12.9	15.2
Total operating revenue	$405.0	$373.3

Costs and Expenses:
Cost of ocean transportation services	248.4	209.6
Cost of logistic services	77.6	81.1
Cost of real estate sales and leasing	15.4	17.7
Costs of agribusiness goods and services	9.1	12.3
Selling, general and administrative	39.0	37.7
Separation costs	3.3	--
Operating costs and expenses	392.8	358.4

Operating Income	12.2	14.9
Other Income and (Expense):
Income (loss) related to real estate joint ventures	(1.6)	5.7
Interest income	0.1	--
Interest expense	(6.1)	(6.2)
Income Before Taxes	4.6	14.4
Income tax expense	1.8	5.3
Income From Continuing Operations	2.8	9.1
Income (Loss) From Discontinued Operations (net of income taxes)	1.0	(3.9)
Net Income	$3.8	$5.2

Other Comprehensive Income, Net of Tax:
Net Income	$3.8	$5.2
Defined benefit pension plans:
Less: amortization of prior service cost included in net periodic pension cost	(0.2)	(0.2)
Less: amortization of net loss included in net periodic pension cost	(1.5)	(1.3)
Other Comprehensive Income	(1.7)	(1.5)
Comprehensive Income	$2.1	$3.7

Basic Earnings Per Share:
Continuing operations	$0.07	$0.22
Discontinued operations	0.02	(0.10)
Net income	$0.09	$0.12

Diluted Earnings Per Share:
Continuing operations	$0.07	$0.22
Discontinued operations	0.02	(0.10)
Net income	$0.09	$0.12

Weighted Average Number of Shares Outstanding:
Basic	41.9	41.5
Diluted	42.3	41.8

Cash Dividends Per Share	$0.315	$0.315
See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In millions) (Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$19	$22
Accounts and notes receivable, net	168	173
Inventories	62	40
Real estate held for sale	2	3
Deferred income taxes	5	5
Prepaid expenses and other assets	33	32
Total current assets	289	275
Investments in Affiliates	353	347
Real Estate Developments	154	143
Property, at cost	2,962	2,962
Less accumulated depreciation and amortization	1,348	1,328
Property – net	1,614	1,634
Other Assets	164	145
Total	$2,574	$2,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$55	$52
Accounts payable	147	156
Payroll and vacation benefits	19	20
Uninsured claims	8	8
Accrued and other liabilities	47	42
Total current liabilities	276	278
Long-term Liabilities:
Long-term debt	541	507
Deferred income taxes	419	418
Employee benefit plans	160	168
Uninsured claims and other liabilities	51	50
Total long-term liabilities	1,171	1,143
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	34	34
Additional capital	252	239
Accumulated other comprehensive loss	(90)	(92)
Retained earnings	942	953
Cost of treasury stock	(11)	(11)
Total shareholders’ equity	1,127	1,123
Total	$2,574	$2,544

See Notes to Condensed Consolidated Financial Statements.

ALEXANDER & BALDWIN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Cash Flows Used in Operating Activities	$(20)	$(11)

Cash Flows from Investing Activities:
Capital expenditures	(13)	(15)
Proceeds from disposal of property and other assets	1	6
Deposits into Capital Construction Fund	(2)	(2)
Withdrawals from Capital Construction Fund	2	2
Increase in investments	(7)	(9)
Reduction in investments	--	8
Net cash used in investing activities	(19)	(10)

Cash Flows from Financing Activities:
Proceeds from issuance of debt	51	102
Payments of debt and deferred financing costs	(15)	(65)
Proceeds from (payments on) line-of-credit agreements, net	1	(5)
Proceeds from issuances of capital stock and other	12	5
Dividends paid	(13)	(13)
Net cash provided by financing activities	36	24

Net Increase (Decrease) in Cash and Cash Equivalents	$(3)	$3

Other Cash Flow Information:
Interest paid	$(7)	$(8)
Income taxes paid	(1)	--

Other Non-cash Information:
Depreciation and amortization expense	$27	$27
Tax-deferred property sales	$9	$14

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

The Logistics Services segment, which is conducted through Matson Logistics, Inc. (“ML”), a wholly-owned subsidiary of Matson, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“MLW”), a wholly-owned subsidiary of ML.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

Separation transaction: On December 1, 2011, the Company announced that its Board of Directors unanimously approved a plan to pursue the separation of the Company to create two independent, publicly traded companies:

•
A Hawaii-based land company with interests in real estate development, commercial real estate and agriculture (composed of the Real Estate and Agribusiness industries described above), which will retain the Alexander & Baldwin, Inc. name; and

•
An ocean transportation company serving the U.S. West Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company under the Matson name (composed of the businesses in the Transportation industry described above).

The separation is expected to be completed in the third quarter of 2012.

On February 13, 2012, the Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii.  The holding company structure will help facilitate the separation by allowing the Company to organize and segregate the assets of its various businesses in an efficient manner prior to the separation and facilitate the third party and governmental consent and approval process. In addition, the holding company reorganization will help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

(1)
The Condensed Consolidated Financial Statements are unaudited. Because of the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. While these condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Therefore, the interim Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

(2)
Commitments, Guarantees and Contingencies:  Commitments and financial arrangements (excluding lease commitments disclosed in Note 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011) at March 31, 2012, included the following (in millions):

Standby letters of credit	(a)	$19
Performance and customs bonds	(b)	$50
Benefit plan withdrawal obligations	(c)	$87

These amounts are not recorded on the Company’s condensed consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)
Represents letters of credit, of which approximately $7 million enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities. Additionally, the balance includes approximately $12 million related to the Company’s real estate business.

(b)
Consists of approximately $13 million in U.S. customs bonds, approximately $36 million in bonds related to real estate construction projects in Hawaii, and approximately $1 million related to transportation and other matters.

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

Other Obligations: Certain of the businesses in which the Company holds a non-controlling interest have long-term debt obligations. In February 2010, one of the Company’s joint ventures renegotiated a $10 million loan that matures in August 2012. As a condition to providing the loan, the lender required that the Company and its joint venture partner guarantee certain obligations of the joint venture under a maintenance agreement. The maintenance agreement specifies that the Company and its joint venture partner make payments to the lender to the extent that the loan-to-value measure or debt service ratio of the property held by the joint venture is below pre-determined thresholds. The Company has determined that the fair value of its obligation under this maintenance agreement is not material, and as of March 31, 2012, the Company had not paid any amounts under the guaranty.

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

In March 2011, the Environmental Protection Agency (‘‘EPA’’) published nationwide standards for controlling hazardous air pollutant emissions from industrial, commercial, institutional boilers and process heaters (the ‘‘Boiler MACT’’ rule), which would apply to Hawaiian Commercial & Sugar Company’s three boilers. The standards require that prescribed emissions be reduced to allowable levels as detailed in the final regulations by early 2014. The EPA subsequently reconsidered the March 2011 rule, and in December 2011, re-proposed the Boiler MACT rule. The Company is not able to evaluate the impact of the new standards until the rule is finalized, which is expected to occur by mid-2012. Given the potential for changes to the rule, the Company’s continuing evaluation of alternative operating models for its sugar business, and the requirement to perform a thorough analysis of the new standards, the Company is unable to predict at this time, the financial impact of the regulations.

In June 2011, the Equal Employment Opportunity Commission (“EEOC”) served McBryde Resources, Inc., formerly known as Kauai Coffee Company, Inc. (“McBryde Resources”) with a lawsuit, which alleged that McBryde Resources and five other farms were complicit in illegal acts by Global Horizons Inc., a company that had hired Thai workers for the farms.  The lawsuit was filed in the U.S. District Court for the District of Hawaii.  In July 2011, the EEOC amended the lawsuit to name Alexander & Baldwin, Inc. as a defendant. At a hearing on October 26, 2011, the judge dismissed the lawsuit, without prejudice.  The EEOC filed a second amended complaint on December 16, 2011.  In response, McBryde Resources and Alexander & Baldwin, Inc. filed a motion to dismiss the second amended complaint. The motion was granted in part and denied in part, however, the Court will allow the EEOC to file another amended complaint. McBryde Resources and Alexander & Baldwin, Inc. will vigorously defend themselves in this matter.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of the lawsuit.

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

(3)	Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions):

	Quarter Ended
	March 31,
	2012	2011
Denominator for basic EPS - weighted average shares	41.9	41.5
Effect of dilutive securities:
Employee/director stock options, non-vested common stock, and restricted stock units	0.4	0.3
Denominator for diluted EPS - weighted average shares	42.3	41.8

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.6 million and 1.3 million shares of common stock during the quarters ended March 31, 2012 and 2011, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(4)
Share-Based Compensation:  Through March 31, 2012, the Company granted non-qualified stock options to purchase 132,681 shares of the Company’s common stock. The grant-date fair value of each stock option granted using the Black-Scholes-Merton option pricing model, was $10.74 using the following weighted average assumptions: volatility of 31.77%, risk-free interest rate of 1.2%, dividend yield of 2.7%, and expected term of 6.1 years.

Activity in the Company’s stock option plans for the first quarter of 2012 was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

		Predecessor Plans			Weighted	Weighted
		1998	1998		Average	Average	Aggregate
	2007	Employee	Directors’	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2012	1,545	836	173	2,554	$38.39
Granted	133	--	--	133	$46.27
Exercised	(253)	(121)	(17)	(391)	$28.27
Forfeited and expired	(3)	(1)	--	(4)	$38.79
Outstanding, March 31, 2012	1,422	714	156	2,292	$40.57	5.4	$18,540

Exercisable, March 31, 2012	938	714	156	1,808	$40.68	4.5	$14,569

The following table summarizes non-vested restricted stock unit activity through March 31, 2012 (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	409	$35.48
Granted	154	$46.21
Vested	(150)	$30.92
Canceled	(89)	$40.28
Outstanding, March 31, 2012	324	$41.37

A portion of the restricted stock unit awards are time-based awards that vest ratably over three years. The remaining portion of the awards represents performance-based awards that vest after three years, provided certain performance targets related to the first year of the vesting period are achieved.

A summary of compensation cost related to share-based payments is as follows (in millions):

	Quarter Ended
	March 31,
	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.5	$0.5
Non-vested stock/Restricted stock units	1.2	1.5
Total share-based expense	1.7	2.0
Total recognized tax benefit	(0.5)	(0.6)
Share-based expense (net of tax)	$1.2	$1.4

(5)
Accounting for and Classification of Discontinued Operations: As required by FASB ASC Subtopic 205-20, Discontinued Operations, the sales of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction. Certain income-producing properties that are classified as “held for sale” under the requirements of FASB ASC Subtopic 205-20, are also treated as discontinued operations. Depreciation on these assets ceases upon their classification as “held-for-sale.” Discontinued operations includes the results for properties that were sold through March 31, 2012 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20. Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 9) for the first three months of 2011 have been restated to reflect property that was classified as discontinued operations subsequent to March 31, 2011. Sales of land, residential units, and office condominium units are generally considered inventory and are not included in discontinued operations.

In the third quarter of 2011, the Company finalized a decision to terminate Matson’s CLX2 service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers is expected to continue through 2012 and two of the five ships are being offered for sub-charter until they are returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contacts for these vessels. As of March 31, 2012, the Company had a liability of approximately $3.0 million in other current liabilities, representing the fair value of the obligations arising from exit activities associated with the termination of the service. The liability, which is principally related to future charter lease payments, net of sub-charter revenue, is expected to be substantially settled by July 31, 2012. There were no material assets owned by the Company that were associated with the CLX2 service at March 31, 2012. Overall, including charges incurred through March 31, 2012, the Company expects to incur total cash and non-cash charges of approximately $15.5 million by September 30, 2012 related to vessel charter obligations, the off-hiring or disposal of containers, and the termination of an office lease and employees.

The following table provides information regarding liabilities associated with the termination of CLX2 (in millions):

	Container and Charter Liabilities	Other Contractual Liabilities	Total

Balance at December 31, 2011	$4.9	$0.1	$5.0
Expenses incurred	2.3	--	2.3
Amounts paid	(4.3)	--	(4.3)
Balance at March 31, 2012	$2.9	$0.1	$3.0

Income (losses) from discontinued operations consisted of the following (in millions):

	Quarter Ended
	March 31,
	2012	2011
Discontinued operations (net of tax)
Sales of real estate assets	$2.4	$3.7
Real estate leasing operations	--	0.4
CLX2 operating and shut down losses	(1.4)	(8.0)
Income from discontinued operations (net of tax)	$1.0	$(3.9)

In addition to the above losses classified as discontinued operations, the Company incurred additional costs, net of tax, which did not meet the criteria to be classified as discontinued operations of approximately $0.2 and $3.7 million for the three months ended March 31, 2012 and 2011, respectively. These costs were primarily related to the repositioning of excess containers that will continue to be used in the Company’s ongoing operations and fuel costs.

(6)
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

The components of net periodic benefit cost recorded for the first quarters of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011

Service cost	$1.4	$2.3	$0.3	$0.3
Interest cost	3.7	5.0	1.0	0.9
Expected return on plan assets	(3.8)	(5.7)	--	--
Amortization of prior service cost	0.2	0.2	--	0.5
Amortization of net (gain) loss	2.2	2.1	0.5	0.1
Net periodic benefit cost	$3.7	$3.9	$1.8	$1.8

In 2012, the Company expects cash contributions to its pension plans will total approximately $21 million.

(7)
Fair Value of Financial Instruments:  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at March 31, 2012 was $541 million and $564 million, respectively and $507 million and $532 million at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with credit risk, terms and maturities similar to the Company’s existing debt arrangements (level 2).

(8)
In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard effective January 1, 2012. The standard changed the presentation of the Company’s condensed consolidated financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The update to ASC 820, Fair Value Measurement, was issued to clarify the FASB Board’s intent about the application of existing fair value measurement and disclosure requirements and improve the comparability of fair value measurements presented and disclosed in financial statements. The amendment expands the quantitative disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation process used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs. The amendment also specifies that the highest and best use valuation premise only applies to nonfinancial assets, and requires expanded disclosure about the reporting entity’s use of a nonfinancial asset in a way that differs from the asset's highest and best use. The amendment also requires disclosure of the categorization by level of the fair value hierarchy for items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed. ASU 2011-04 was adopted by the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company's condensed consolidated financial statements and disclosures.

(9)	Segment results for the three months ended March 31, 2012 and 2011 were as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Revenue:
Transportation:
Ocean transportation	$279.7	$238.4
Logistics services	86.6	91.3
Real Estate:
Sales	11.5	23.4
Leasing	25.6	26.0
Amounts reported in discontinued operations	(9.0)	(15.4)
Agribusiness	14.0	16.1
Reconciling Items	(3.4)	(6.5)
Total revenue	$405.0	$373.3

Operating Profit, Net Income:
Transportation:
Ocean transportation	$8.1	$5.4
Logistics services	0.3	1.5
Real Estate:
Sales	0.9	12.0
Leasing	10.7	10.6
Less amounts reported in discontinued operations	(3.9)	(7.3)
Agribusiness	3.5	2.6
Total operating profit	19.6	24.8
Interest Expense	(6.1)	(6.2)
General Corporate Expenses	(5.6)	(4.2)
Separation Costs	(3.3)	--
Income From Continuing Operations Before Income Taxes	4.6	14.4
Income Tax Expense	1.8	5.3
Income From Continuing Operations	2.8	9.1
Income From Discontinued Operations (net of income taxes)	1.0	(3.9)
Net Income	$3.8	$5.2

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

FORWARD-LOOKING STATEMENTS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, Securities and Exchange Commission (“SEC”) filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s 2011 Annual Report on Form 10-K. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the condensed consolidated financial statements and notes herein, and should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K as well as the Company’s reports on Forms 10-Q and 8-K and other publicly available information.

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

The Logistics Services segment, which is conducted through Matson Logistics, Inc. (“ML”), a wholly-owned subsidiary of Matson, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload, expedited/air freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“MLW”), a wholly-owned subsidiary of ML.

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

Agribusiness: Agribusiness, which contains one segment, produces bulk raw sugar, specialty food grade sugars, and molasses; markets and distributes specialty food-grade sugars; provides general trucking services; and generates and sells, to the extent not used in the Company’s Agribusiness operations, electricity. The Company also is the sole member in Hawaiian Sugar & Transportation Cooperative (“HS&TC”), a cooperative that provides raw sugar marketing and transportation services.

Separation transaction: On December 1, 2011, the Company announced that its Board of Directors unanimously approved a plan to pursue the separation of the Company to create two independent, publicly traded companies:

•
A Hawaii-based land company with interests in real estate development, commercial real estate and agriculture (composed of the Real Estate and Agribusiness industries described above), which will retain the Alexander & Baldwin, Inc. name; and

•
An ocean transportation company serving the U.S. West Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company under the Matson name (composed of the businesses in the Transportation industry described above).

The separation is expected to be completed in the third quarter of 2012.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Operating revenue	$405.0	$373.3	8%
Operating costs and expenses	392.8	358.4	10%
Operating income	12.2	14.9	-18%
Other income and (expense) – net	(7.6)	(0.5)	-15	X
Income before taxes	4.6	14.4	-68%
Income tax expense	1.8	5.3	-66%
Discontinued operations (net of income taxes)	1.0	(3.9)	NM
Net income	$3.8	$5.2	-27%

Basic earnings per share	$0.09	$0.12	-25%
Diluted earnings per share	$0.09	$0.12	-25%

Consolidated operating revenue for the first quarter of 2012 increased $31.7 million, or 8 percent, compared to the first quarter of 2011. This increase was principally due to $41.3 million in higher revenue for Ocean Transportation, partially offset by $6.6 million in lower revenue from Real Estate Sales (excluding revenue from property sales classified as discontinued operations), $4.7 million in lower revenue from Logistics Services, and $2.1 million in lower revenue from Agribusiness.  Revenue from Real Estate Leasing (excluding revenue from leasing activities classified as discontinued operations) approximated 2011. The reasons for the revenue increase are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the first quarter of 2012 increased $34.4 million, or 10 percent, compared to the first quarter of 2011. This increase was principally due to a $35.1 million increase in cost for the transportation segments. The reasons for the operating cost and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Other income and (expense) decreased $7.1 million, primarily due to a 2011 gain of $3.7 million from the sale of the Company’s interest in its Bridgeport joint venture project in Valencia, California and $1.6 million of joint venture losses in 2012 as compared to $2.0 million of joint venture earnings in 2011.

Income taxes for the first quarter of 2012 decreased by $3.5 million compared to the first quarter of 2011 due to lower income.  The effective tax rate in 2012 was consistent with 2011.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

TRANSPORTATION INDUSTRY

Ocean Transportation – First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Revenue	$279.7	$238.4	17%
Operating profit	$8.1	$5.4	50%
Operating profit margin	2.9%	2.3%
Volume (Units)*
Hawaii containers	32,500	34,000	-4%
Hawaii automobiles	16,900	17,900	-6%
China containers	13,700	12,900	6%
Guam containers	6,400	3,300	94%

*Container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased 17 percent, or $41.3 million, in the first quarter of 2012 compared with the first quarter of 2011. The increase was due principally to $26.9 million in higher fuel surcharges resulting from higher fuel prices, as well as net volume growth, as higher volumes in Guam and China were partially offset by reduced volumes in the Hawaii trade.

Total Hawaii container volume decreased 4 percent in the first quarter of 2012 due to a combination of factors including: overall softness in the market; changes in a customer’s supply chain, resulting in a shift of a portion of the customer’s cargo that now moves across Asia into Hawaii; and first quarter 2011 volume related to customer store openings and construction projects that were not replicated in 2012. Matson’s Hawaii automobile volume for the quarter was 6 percent lower than the first quarter of 2011, due primarily to the timing of automobile rental fleet replacement activity and reduced manufacturer volumes. China container volume increased in the first quarter of 2012 as compared to the first quarter of 2011 due to increased demand and better Transpacific trade management of vessel capacity. Guam volume was substantially higher in 2012 as compared to 2011 due primarily to gains related to the departure of a competitor from the trade in mid-November 2011.

Ocean Transportation operating profit increased $2.7 million, or 50 percent, in the first quarter of 2012 compared with the first quarter of 2011. The increase in operating profit was principally due to higher volume in the Guam trade and, to a lesser extent, increased carriage in the China trade, partially offset by the Hawaii trade volume as previously cited. Additionally, reduced vessel expenses favorably impacted results, due to fuel cost improvements. The improvement in operating profit was partially offset by higher vessel operating costs resulting from first quarter 2012 scheduled dry-docking, higher outside transportation costs due to a 2012 barge drydock and increased activity in the Guam trade, and  higher terminal handling costs due primarily to increased wharfage and container handling rates.

Logistics Services – First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$52.6	$53.9	-2%
Highway revenue	34.0	37.4	-9%
Total Revenue	$86.6	$91.3	-5%
Operating profit	$0.3	$1.5	-80%
Operating profit margin	0.3%	1.6%

Logistics Services revenue decreased 5 percent, or $4.7 million, in the first quarter of 2012 compared with the first quarter of 2011. This decrease was principally the result of a decrease in intermodal and highway volume, which decreased 21 percent and 8 percent, respectively. Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major ocean carrier customer. Highway volume decreased due to the loss of certain full truckload customers.

Logistics Services operating profit decreased 80 percent, or $1.2 million, to $0.3 million in the first quarter of 2012 compared with the first quarter of 2011. The operating profit decrease was due principally to the lower highway volume noted above, and lower profitability at the Company’s warehousing business. International intermodal performance declined due to the discontinuation of CLX2 and the loss of a major ocean carrier customer, but was more than offset by the improved performance of the domestic intermodal business in the first quarter compared to last year.

REAL ESTATE INDUSTRY

Real Estate Sales and Real Estate Leasing revenue and operating profit are analyzed before subtracting amounts related to discontinued operations. This is consistent with how the Company’s management evaluates performance and makes decisions regarding capital allocation for the Company’s real estate businesses. A discussion of discontinued operations for the real estate business is included separately.

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

Real Estate Sales –First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Improved property sales	$5.0	$14.2	-65%
Development sales	1.4	1.9	-26%
Unimproved/other property sales and investment gain	5.1	7.3	-30%
Total revenue	$11.5	$23.4	-51%
Operating profit before joint ventures and real estate investment gain	$2.5	$6.3	-60%
Earnings (loss) from joint ventures and real estate investment gain	(1.6)	5.7	NM
Total operating profit	$0.9	$12.0	-93%

2012 First Quarter:  Revenue from Real Estate Sales was $11.5 million and included the sales of two leased fee parcels on Maui, two residential units on Oahu, a California office property, and a 79-acre non-core land parcel on Maui. Operating profit included the impact of joint venture expenses.

2011 First Quarter:  Revenue from Real Estate Sales was $23.4 million and included the sales of two commercial properties and a residential unit on Maui and Oahu, and an 86-acre non-core land parcel on Maui. In addition to these sales, operating profit included an investment gain from the sale of the Company’s interest in the Bridgeport Marketplace development joint venture in Valencia, California, and joint venture earnings from the sales of a four-acre commercial parcel at the Company’s Kukui’ula joint venture on Kauai and two residential units on the island of Hawaii, partially offset by other joint venture expenses.

Real Estate Leasing – First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Revenue	$25.6	$26.0	-2%
Operating profit	$10.7	$10.6	1%
Operating profit margin	41.7%	40.8%
Occupancy Rates:
Mainland	93%	91%
Hawaii	91%	90%
Leasable Space (million sq. ft.):
Mainland	6.5	6.4	2%
Hawaii	1.4	1.5	-7%

Real Estate Leasing revenue for the first quarter of 2012, before subtracting amounts presented as discontinued operations, was 2 percent lower than 2011, primarily due to lower occupancies in two California office properties. Operating profit for the first quarter of 2012, before subtracting amounts presented as discontinued operations, was 1 percent higher than 2011 due to higher overall portfolio occupancies, and timing of acquisitions and dispositions. At March 31, 2012, the Company had approximately $9 million in tax-deferred proceeds that had not yet been reinvested.

Leasable space was increased by 7,700 square feet in the first quarter of 2012 compared with the first quarter of 2011, principally due to the following activity:

Dispositions			Acquisitions
Date	Property	Leasable sq. ft	Date	Property	Leasable sq. ft
6-11	Arbor Park Shopping Center	139,500	6-11	Union Bank Office Building	84,000
9-11	Wakea Business Center II	61,500	9-11	Issaquah Office Center	146,900
3-12	Firestone Boulevard Building	28,100	12-11	Gateway at Mililani Mauka	5,900
	Total Dispositions	229,100		Total Acquisitions	236,800

Real Estate Discontinued Operations – First quarter of 2012 compared with 2011

Revenue and operating profit related to discontinued operations for the first quarter of 2012 were as follows:

	Quarter Ended March 31,
(dollars in millions, before tax)	2012	2011
Sales revenue	$8.9	$14.2
Leasing revenue	$0.1	$1.2
Sales operating profit	$3.9	$6.6
Leasing operating profit	$--	$0.7

The leasing revenue and operating profit noted above includes the results for properties that were sold through March 31, 2012 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20. The leasing revenue and operating profit for the first quarter of 2012 and 2011 have been restated to reflect properties that were classified as discontinued operations subsequent to March 31, 2011.

AGRIBUSINESS

Agribusiness – First quarter of 2012 compared with 2011

	Quarter Ended March 31,
(dollars in millions)	2012	2011	Change
Revenue	$14.0	$16.1	-13%
Operating profit	$3.5	$2.6	35%
Tons sugar produced	1,900	6,700	-72%
Tons sugar sold	2,200	2,200	--%

           Agribusiness revenue decreased 13 percent, or $2.1 million, in the first quarter of 2012 compared with the first quarter of 2011, due principally to a $1.6 million decrease in coffee and retail sales revenue as a result of the sale of the coffee assets at the end of the first quarter of 2011, and a $1.3 million decrease in third-party vessel charter revenue. The decrease in revenue was partially offset by a $0.4 million increase in revenue from the lease of agricultural land and a $0.3 million increase in power revenue.

Operating profit was $3.5 million in the first quarter of 2012 compared to an operating profit of $2.6 million in the first quarter of 2011. The improvement was due principally to a $1.0 million improvement in operating margins due to higher power and lease revenue and lower operating expenses as a result of the sale of the coffee operations in the first quarter of 2011.

Sugar production was lower in 2012 due to a later start to the harvest in the first quarter of 2012 compared to last year.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows used in operating activities totaled $20 million for the first quarter of 2012, compared with $11 million for the first quarter of 2011. The increase in cash flows used in operating activities was principally due to increases in working capital, the majority of which was sugar inventory, and higher corporate expenses, including pension contributions.

Cash flows used in investing activities totaled $19 million for the first quarter of 2012, compared with $10 million for the first quarter of 2011. The increase in cash flows used in investing activities was due principally to $7.5 million of proceeds from the 2011 sale of the Company’s interest in its Bridgeport Marketplace joint venture.

Capital expenditures for the first quarter of 2012 totaled $13 million compared with $15 million for the first quarter of 2011. The 2012 expenditures included $8 million for the purchase of transportation-related assets, $2 million related to real estate related acquisitions and property improvements, and $3 million related to Agribusiness operations. Capital expenditures for the first quarter of 2011 totaled $15 million and included $11 million for the purchase of transportation-related assets, $2 million related to Agribusiness operations, and $2 million related to real estate related acquisitions and property improvements. There were no tax-deferred purchases in the first quarter of 2012 and 2011.

Cash flows provided by financing activities totaled $36 million for the first quarter of 2012 compared with $24 million in the first quarter of 2011. Cash flows from financing activities were higher in the first quarter of 2012 primarily due to $7 million in higher proceeds from stock option exercises and higher net borrowings of $5 million.

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

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, receivables, and inventories, totaled $226 million at March 31, 2012, an increase of $15 million from December 31, 2011. The increase was due primarily to a $23 million increases in inventories related to sugar production, partially offset by $5 million decrease in receivables and a $3 million decrease in cash and cash equivalents.

The Company also has various revolving credit and term facilities that provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. Total debt was $596 million as of March 31, 2012, compared with $559 million at the end of 2011. As of March 31, 2012, available capacity under these facilities totaled $245 million.

Balance Sheet:  The Company had working capital of $13 million at March 31, 2012, compared to a working capital deficiency of $3 million at the end of 2011. The change in working capital is due to increases in inventories related to sugar.

Tax-Deferred Real Estate Exchanges:  Sales – During the first quarter of 2012, $9 million of proceeds from the sale of an industrial property in California, two leased fee parcels on Maui and a non-core land parcel on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031. During the first quarter of 2011, $14 million of proceeds from the sales of two commercial properties on Maui and Oahu and a non-core land parcel on Maui qualified for potential tax-deferral treatment under the Internal Revenue Code Section 1031.

Purchases – During the first quarter of 2012 and 2011, the Company did not utilize any proceeds from tax-deferred sales.

The proceeds from 1031 tax-deferred sales are held in escrow pending future use to purchase new real estate assets. The proceeds from 1033 condemnations are held by the Company until the funds are redeployed. As of March 31, 2012, there were $9 million of proceeds from tax-deferred sales that had not been reinvested.

The funds related to 1031 transactions are not included in cash flows from investing activities in the Condensed Consolidated Statement of Cash Flows but are disclosed as non-cash activities. For “reverse 1031” transactions, the Company purchases a property in anticipation of receiving funds from a future property sale. Funds used for reverse 1031 purchases are included as capital expenditures on the Condensed Consolidated Statement of Cash Flows and the related sales of property, for which the proceeds are linked, are included as property sales in the Statement. No reverse 1031 transactions were incurred during the quarter ended March 31, 2012.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2012, and herein incorporated by reference, is included in Note 2 to the condensed consolidated financial statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion provides an update of the Company’s outlook for 2012 included on page 58 of the Company’s 2011 Form 10-K. All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19-29 of the Company’s 2011 Form 10-K.

The Company’s overall outlook assumes modest growth for the U.S. and Hawaii economies. In Hawaii, increases in visitor arrivals and expenditures are expected to remain the principal drivers of growth. The State’s visitor industry performed well in 2011, and performance continues to be strong in 2012. State economists estimate that 2012 will be a record year for arrivals and expenditures.

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

The Company expects Hawaii container volume to be moderately lower for the second quarter of 2012.  Meaningful growth in the Hawaii trade is expected to be dependent on growth in the state’s construction sector, which has yet to recover. In the Transpacific, the Company expects to run its CLX1 ships at full or near full capacity, and freight rates are expected to improve modestly compared to last year. The Transpacific freight rate improvement is primarily dependent on carrier management of capacity and strength in the U.S. economy. Improved performance in Guam is projected due to increased container volume resulting from a competitor’s exit from the trade; such improvement is expected to be sustained until a new carrier enters this market.

Logistics Services: The Company will remain focused on expansion and improvement at our warehouse facilities, organic growth in the intermodal and highway businesses, and the roll out of our domestic 53-foot container program to improve profitability of this segment.   Full-year performance for the segment is expected to be flat-to-modestly better than last year, but will be dependent upon improvement in the Mainland economy, as well as competitive dynamics, cargo mix, available capacity in the market and reliability of the underlying carriers.

Real Estate Leasing:  In Real Estate Leasing, the Company expects both Mainland and Hawaii rents and occupancy to remain stable, and while quarter-to-quarter variability may occur, the Company expects modest overall full-year improvement in this segment.

Real Estate Development and Sales:  Real estate sales and acquisitions are opportunistic and episodic by nature and, therefore, difficult to predict with certainty.  As a result of the Company’s strategic decision to refocus its commercial portfolio back to Hawaii over time, the pace of sales from its income portfolio will increasingly be dictated by the availability of favorable acquisition opportunities in Hawaii. For the second quarter of 2012, the Company expects commercial property sales will be minimal.

Agribusiness: Agribusiness is expected to continue to perform well based on forecasted sugar production and pricing that has already been locked in for the majority of the 2012 crop.

       Separation Expenses:  The foregoing outlooks for the business segments do not consider the impact of expenses related to the separation of the Company’s transportation (Ocean Transportation and Logistics) and land (Real Estate Sales, Leasing and Agribusiness) businesses into two publicly traded companies. For the full-year 2012, professional fees and other one-time expenses related to the separation are estimated to range from $20 to $22 million pre-tax, including $3.3 million of pre-tax separation expenses recognized in the first quarter of 2012.  Separation expenses are expected to be shared approximately equally by the two separate companies.

In addition to the professional fees and other expenses related to the separation described above, the Company anticipates non-cash expenses arising from the exchange of options held by existing employees that will be replaced with options in the new companies. Under this exchange, employees will receive replacement options that will retain the same intrinsic value and vesting schedules associated with the original options that existed immediately prior to the exchange; however, the Company must record incremental non-cash compensation expenses for the difference in the Black-Scholes values of the original and replacement options. The Company expects to provide further guidance regarding the potential range of incremental non-cash compensation expense associated with the Black-Scholes valuation of the original options versus replacement options for each company closer to the time of separation.

OTHER MATTERS

Dividends: The Company’s first quarter dividend of $0.315 per share to shareholders was paid on March 1, 2012 to shareholders of record on February 9, 2012. The second quarter dividend of $0.315 is payable on June 4, 2012 to shareholders of record as of the close of business on May 10, 2012.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2011 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of A&B’s financial statements were described in Item 7 of the Company’s 2011 Form 10-K.

Officer and Management Changes:  The following management changes were effective between January 1, 2012 and May 9, 2012.

Effective May 1, 2012, Joel M. Wine was appointed senior vice president and chief financial officer of Matson. Mr. Wine continues to serve as senior vice president and chief financial officer of Alexander & Baldwin, Inc.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning market risk is incorporated herein by reference to Item 7A of the Company’s Form 10-K for the fiscal year ended December 31, 2011. There has been no material change in the quantitative and qualitative disclosures about market risk since December 31, 2011.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1 - 31, 2012	64,150 (1)	$46.61	--	--
Feb 1 - 29, 2012	--	--	--	--
Mar 1 - 31, 2012	10, 307(1)	$47.16	--	--

(1)	Represents shares accepted in satisfaction of tax withholding obligations upon vesting of non-vested common stock and restricted stock units.

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

ALEXANDER & BALDWIN, INC.
(Registrant)

Date: May 9, 2012	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President,
Chief Financial Officer and Treasurer

Date: May 9, 2012	/s/ Paul K. Ito
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