Form 10-Q
period 2012-06-30
Matson, Inc.
filed 2012-08-09
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-34187

Matson, Inc.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Sand Island Parkway (Address of principal executive offices)	96819 (Zip Code)

(808) 848-1211

(Registrant’s telephone number, including area code)

Not Applicable

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Number of shares of common stock outstanding as of June 30, 2012:  42,403,694

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Revenue:
Ocean transportation	$299.5	$274.3	$579.0	$512.7
Logistic services	94.7	103.1	181.3	194.4
Total operating revenue	$394.2	$377.4	$760.3	$707.1

Costs and Expenses:
Operating costs	329.0	323.0	659.0	619.1
Equity in income of terminal joint venture	(1.6)	(2.8)	(2.4)	(4.0)
Selling, general and administrative	28.5	28.0	56.8	56.1
Separation costs	5.8	—	8.3	—
Operating costs and expenses	361.7	348.2	721.7	671.2

Operating Income	32.5	29.2	38.6	35.9

Interest expense	(1.9)	(1.9)	(3.9)	(3.8)
Income From Continuing Operations Before Income Taxes	30.6	27.3	34.7	32.1
Income tax expense	15.3	9.6	17.4	11.4
Income From Continuing Operations	15.3	17.7	17.3	20.7
Income (Loss) From Discontinued Operations (net of income taxes)	(7.5)	1.0	(6.1)	3.2
Net Income	$7.8	$18.7	$11.2	$23.9

Other Comprehensive Income, Net of Tax:
Net Income	$7.8	$18.7	$11.2	$23.9
Defined benefit pension plans:
Less: amortization of prior service cost included in net periodic pension cost	(0.2)	0.1	(0.3)	0.1
Less: amortization of net loss included in net periodic pension cost	(0.2)	0.1	0.9	0.8
Other Comprehensive Income	(0.4)	0.2	0.6	0.9
Comprehensive Income	$7.4	$18.9	$11.8	$24.8

Basic Earnings Per Share:
Continuing operations	$0.36	$0.42	$0.41	$0.50
Discontinued operations	(0.18)	0.03	(0.14)	0.07
Net income	$0.18	$0.45	$0.27	$0.57

Diluted Earnings Per Share:
Continuing operations	$0.36	$0.42	$0.41	$0.50
Discontinued operations	(0.18)	0.02	(0.15)	0.07
Net income	$0.18	$0.44	$0.26	$0.57

Weighted Average Number of Shares Outstanding:
Basic	42.3	41.7	42.1	41.6
Diluted	42.8	42.2	42.5	42.0

Cash Dividends Per Share	$0.315	$0.315	$0.63	$0.63

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$35.5	$9.8
Accounts and notes receivable, net	170.6	167.7
Inventories	4.4	4.2
Deferred income taxes	1.4	1.3
Prepaid expenses and other assets	24.9	27.2
Current assets related to A&B discontinued operations	—	64.8
Total current assets	236.8	275.0
Investments in Affiliate	58.7	56.5
Property, at cost	1,771.3	1,760.7
Less accumulated depreciation and amortization	(988.3)	(960.2)
Property — net	783.0	800.5
Other Assets	111.0	95.2
Long term assets related to A&B discontinued operations	—	1,317.1
Total	$1,189.5	$2,544.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$28.4	$17.5
Accounts payable	130.2	135.5
Payroll and vacation benefits	15.1	16.0
Uninsured claims	7.1	6.6
Due to affiliate	—	2.2
Accrued and other liabilities	26.9	13.8
Current liabilities related to A&B discontinued operations	—	87.1
Total current liabilities	207.7	278.7
Long-term Liabilities:
Long-term debt	344.4	180.1
Deferred income taxes	252.0	255.1
Employee benefit plans	105.1	113.0
Due to affiliate	—	0.5
Uninsured claims and other liabilities	33.0	24.3
Long term liabilities related to A&B discontinued operations	—	570.1
Total long-term liabilities	734.5	1,143.1
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	31.8	34.0
Additional capital	246.9	238.3
Accumulated other comprehensive loss	(43.7)	(91.9)
Retained earnings	12.3	953.0
Cost of treasury stock	—	(10.9)
Total shareholders’ equity	247.3	1,122.5
Total	$1,189.5	$2,544.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions) (Unaudited)

	Common Stock		Treasury
	Shares	Stated Value	Shares	Cost	Additional Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
Balance 12/31/11	45.3	$34.0	(3.6)	$(10.9)	$238.3	$(91.9)	$953.0	$1,122.5
								—
Net Income	—	—	—	—	—	—	11.2	11.2
Other comprehensive income	—	—	—	—	—	1.3	—	1.3
Excess tax benefit and share withholding	(0.1)	(0.1)	—	—	0.1	—	(2.6)	(2.6)
Share-based compensation	—	—	—	—	4.3	—	—	4.3
Shares issued	0.8	0.6	—	—	19.2	—	—	19.8
Retirement of treasury shares	(3.6)	(2.7)	3.6	10.9	(8.2)	—	—	—
Dividends	—	—	—	—	—	—	(26.7)	(26.7)
Distribution of A&B Stock	—	—	—	—	(6.8)	46.9	(922.6)	(882.5)
Balance 6/30/12	42.4	$31.8	—	$—	$246.9	$(43.7)	$12.3	$247.3

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Cash Flows Provided by Operating Activities from Continuing Operations	$20.7	$26.1

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(17.5)	(27.9)
Proceeds from disposal of property and other assets	0.5	0.9
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Contribution from A&B	26.7	16.3
Net cash provided by (used in) investing activities from continuing operations	9.7	(10.7)

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from issuance of debt, net of issuance costs	185.1	115.8
Payments of debt	(5.7)	(109.7)
Proceeds from (payments on) line-of-credit agreements, net	(6.0)	—
Distribution upon Separation	(151.4)	—
Proceeds from issuance of capital stock	21.7	9.0
Distribution to A&B for proceeds from issuance of capital stock	(21.7)	—
Cash assumed by A&B upon separation	(2.5)	—
Dividends paid	(26.7)	(26.6)
Net cash used in financing activities from continuing operations	(7.2)	(11.5)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	(24.3)	(8.5)
Cash flows used in investing activities of discontinued operations	(18.8)	(5.6)
Cash flows from financing activities of discontinued operations	33.9	11.2
Net cash flows used in discontinued operations	(9.2)	(2.9)

Net Increase in Cash and Cash Equivalents	14.0	1.0

Cash and cash equivalents, beginning of period	21.5	14.0
Cash and cash equivalents, end of period	$35.5	$15.0

Other Cash Flow Information:
Interest paid	$4.3	$3.9
Income taxes paid	$14.1	$0.2

Other Non-cash Information:
Depreciation and amortization expense	$37.2	$36.5
Accrued dividend	$6.4	$13.1
Capital expenditures included in accounts payable and accrued liabilities	$1.7	$5.4

See Notes to Condensed Consolidated Financial Statements.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)         Description of Business: “Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its operating company, Matson Navigation Company, Inc. (“MatNav”), and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is one of the premier U.S. carriers in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“MLI”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. MLI’s integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The Ocean Transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also, the Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to numerous international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment due to the nature of the business.

Logistics: The Logistics Services segment of Matson’s business, which is conducted through MLI, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“MLW”), a wholly-owned subsidiary of MLI.

Separation Transaction: On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies:

•                  Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company; and

•                  Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

The Separation was completed June 29, 2012.  Immediately following the Separation, the Company changed its name from Alexander & Baldwin Holdings, Inc. to Matson, Inc.  Thus Matson is the successor company to the Former Parent Company for accounting purposes.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.

Prior to the completion of the Separation, the Company and A&B entered into a Separation and Distribution Agreement, Tax Sharing Agreement and an Employee Matters Agreement, each dated June 8, 2012, that govern the post-Separation relationship. These agreements provide that each party is responsible for its respective assets, liabilities and obligations following the Separation, including employee benefits, information technology, insurance and tax-related assets and liabilities.  In addition, the Company and A&B entered into a Transition Services Agreement, dated June 8, 2012, under which each company agreed to provide the other with various services on an interim, transitional basis, for up to 24 months.

Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between A&B and Matson, in existence immediately prior to the effective time were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution have been terminated or canceled, subject to certain exceptions.

Matson expects to incur total cash outflows of $165.9 million in relation to the Separation.  The total cash outflows are made up of three components: capital distribution, capitalized debt issuance costs, and separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The breakdown of Separation cash outflows are as follows (in millions):

Separation Cash Outflows
Capital distribution to A&B (A)	$155.7
Separation costs (B)	8.3
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$165.9

(A) Includes a net distribution of $4.3 million to be paid out during the second half of 2012 related to the settlement of certain liabilities of the Former Parent Company.

(B) Of the $8.3 million in Separation costs, $5.8 million, $4.8 million net of tax, were recorded in the second quarter of 2012 and $2.5 million, $2.1 million net of tax, were recorded in the first quarter of 2012.

(2)                                 The Condensed Consolidated Financial Statements are unaudited. Due to the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year. These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods; they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Former Parent Company’s Annual Report filed on Form 10-K for the year ended December 31, 2011.

The period end for Matson, Inc. is June 30. The period end for MatNav occurred on the last Friday in June, except for MLW, whose period closed on June 30.

Certain amounts reflected in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 have been reclassified to discontinued operations to conform to the presentation for the three and six months ended June 30, 2012.

(3)                                 Commitments, Guarantees and Contingencies: Commitments and financial arrangements at June 30, 2012, included the following (in millions):

Standby letters of credit (a)	$7
Performance and customs bonds (b)	$14
Benefit plan withdrawal obligations (c)	$87

These amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)                     Includes approximately $5 million of letters of credit, which enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities, and approximately $2 million of letters of credit used to support various credit enhancement needs.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(b)                     Consists of approximately $13 million in U.S. Customs bonds, and approximately $1 million related to transportation and other matters.

(c)                      Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which Matson is a participant. Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

Legal Proceedings and Other Contingencies:  On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused primarily on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson, it could seek civil or criminal sanctions, including monetary fines. Matson does not believe that a violation has occurred on the part of Matson, and consequently is unable to estimate any possible loss at this time.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on Matson’s consolidated financial statements as a whole.

The Company’s vessel operations are subject to various federal, state and local environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Clean Water Act, the Invasive Species Act and the Clean Air Act.   At various times, bills related to environmental matters have been introduced in the U.S. Congress.  Matson does not believe that a material violation has occurred on the part of Matson, and consequently is unable to estimate any possible loss at this time.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)                                   Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months ended June 30, 2012			Three Months ended June 30, 2011
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$15.3	42.3	$0.36	$17.7	41.7	$0.42
(Loss) income from discontinued operations	(7.5)	42.3	(0.18)	1.0	41.7	0.03
	7.8		$0.18	18.7		$0.45

Effect of Dilutive Securities		0.5			0.5

Diluted:
Income from continuing operations	15.3	42.8	0.36	17.7	42.2	0.42
(Loss) income from discontinued operations	(7.5)	42.8	(0.18)	1.0	42.2	0.02
	$7.8		$0.18	$18.7		$0.44

	Six Months ended June 30, 2012			Six Months ended June 30, 2011
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$17.3	42.1	$0.41	$20.7	41.6	$0.50
(Loss) income from discontinued operations	(6.1)	42.1	(0.14)	3.2	41.6	0.07
	11.2		$0.27	23.9		$0.57

Effect of Dilutive Securities		0.4			0.4

Diluted:
Income from continuing operations	17.3	42.5	0.41	20.7	42.0	0.50
(Loss) income from discontinued operations	(6.1)	42.5	(0.15)	3.2	42.0	0.07
	$11.2		$0.26	$23.9		$0.57

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million shares of common stock during the three months ended June 30, 2012 and 2011, and 0.5 million and 1.2 million shares of common stock during the six months ended June 30, 2012 and 2011, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)                                 Share-Based Compensation:  Through June 30, 2012, the Company granted non-qualified stock options to purchase 0.1 million shares of the Company’s common stock. The grant-date fair value of each stock option granted during 2012 was valued using the Black-Scholes-Merton option pricing model.

Activity in the Company’s stock option plans for the six months ended June 30, 2012, exclusive of 2.9 million options cancelled in connection with the Separation, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

				Weighted	Weighted
				Average	Average	Aggregate
	2007	1998	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2012	1,329	767	2,096	$20.11
Granted	111	—	111	$23.74
Exercised	(313)	(205)	(518)	$16.63
Forfeited and expired	(5)	(2)	(7)	$19.90
Outstanding, June 30, 2012	1,122	560	1,682	$21.43	5.1	$6,518

Exercisable, June 30, 2012	647	560	1,207	$21.75	3.9	$4,363

The following table summarizes non-vested restricted stock unit activity through June 30, 2012, exclusive of 0.3 million non-vested restricted stock units cancelled in connection with the Separation, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	394	$18.45
Granted	189	$20.95
Vested	(150)	$17.15
Canceled	(96)	$20.50
Outstanding, June 30, 2012	337	$20.17

Restricted stock unit awards vest ratably over three years.  A portion of the awards represent performance-based awards that vest after three years, provided certain performance targets are achieved in the first year of the grant.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of compensation cost related to share-based payments, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.2	$0.2	$0.4	$0.4
Non-vested stock/Restricted stock units	0.6	0.5	1.4	0.9
Total share-based expense	0.8	0.7	1.8	1.3
Total recognized tax benefit	(0.3)	(0.3)	(0.7)	(0.5)
Share-based expense (net of tax)	$0.5	$0.4	$1.1	$0.8

(6)          Accounting for and Classification of Discontinued Operations: As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Certain income-producing properties that are classified as “held for sale” under the requirements of FASB ASC Subtopic 205-20, are also treated as discontinued operations. Depreciation on these assets ceases upon their classification as “held for sale.” Discontinued operations includes the results for the business lines that were terminated through June 30, 2012 and, if applicable, the operating results of properties still owned, but meeting the definition of “discontinued operations” under FASB ASC Subtopic 205-20.  Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 12) for the three and six months ended June 30, 2011 have been restated to reflect the termination of segments that were classified as discontinued operations subsequent to June 30, 2011.

On December 1, 2011, The Former Parent Company of MatNav, announced that its Board of Directors unanimously approved a plan to pursue the Separation of the Former Parent Company to create two independent, publicly traded companies:

•                  Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company; and

•                  A&B, a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

The Separation was completed June 29, 2012.  Immediately following the Separation, the Company changed its name from Alexander & Baldwin Holdings, Inc. to Matson, Inc.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.  Refer to Note (1) for further description of the Separation Transaction.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the third quarter of 2011, the Company terminated its CLX2 service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers is expected to continue through 2012 and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts for these vessels. As of June 30, 2012, the Company had a liability of approximately $1.8 million in other current liabilities, representing the fair value of the obligations arising from exit activities associated with the termination of the service. The liability, which is principally related to future charter lease payments, was substantially settled by July 31, 2012.  The Company does not expect to incur any additional material losses from the discontinued operations of CLX2.  The following table provides information regarding liabilities associated with the termination of CLX2 (in millions):

	Container and Charter Liabilities	Other Contractual Liabilities	Total

Balance at December 31, 2011	$4.9	$0.1	$5.0
Expenses incurred	4.5	—	4.5
Amounts paid	(7.6)	(0.1)	(7.7)
Balance at June 30, 2012	$1.8	$—	$1.8

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Income (losses) from discontinued operations consisted of the following (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Discontinued operations (net of tax)
Income from A&B	$72.4	$75.9	$114.0	$127.3
Expenses from A&B	(77.2)	(64.0)	(118.1)	(106.0)
Tax (expense) benefit from A&B	0.4	(5.2)	0.1	(9.2)
(Loss) income from continuing operations from A&B	(4.4)	6.7	(4.0)	12.1
Discontinued operations from A&B, net of tax	—	5.6	2.4	10.0
Net (loss) income from A&B	(4.4)	12.3	(1.6)	22.1
CLX2 operating and shutdown losses	(1.4)	(11.3)	(2.8)	(18.9)
Separation related tax expenses	(1.7)	—	(1.7)	—
(Loss) income from discontinued operations (net of tax)	$(7.5)	$1.0	$(6.1)	$3.2

In addition to the above losses classified as discontinued operations, the Company incurred additional costs, net of tax, related to the CLX2 shutdown that did not meet the criteria to be classified as discontinued operations of approximately $0.1 million and $0.5 million for the three and six months ended June 30, 2012, respectively.  These costs were primarily related to the repositioning of excess containers that will continue to be used in the Company’s ongoing operations and fuel costs.  There were no shutdown costs incurred during the three and six months ended June 30, 2011.

(7)                                  Pension and Post-retirement Plans:  The Company has defined benefit and defined contribution pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees. The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans. The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits. Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans. Management believes that its assumptions and estimates for 2012 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of net periodic benefit cost recorded for the first six months of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011

Service cost	$1.3	$2.8	$0.4	$0.4
Interest cost	4.5	5.4	1.1	1.4
Expected return on plan assets	(5.3)	(5.6)	—	—
Amortization of prior service cost	(0.7)	—	—	0.1
Amortization of net (gain) loss	4.3	2.0	0.9	1.0
Net periodic benefit cost	$4.1	$4.6	$2.4	$2.9

In 2012, the Company expects cash contributions to its pension plans will total approximately $13.3 million, of which $10.9 million has been contributed as of June 30, 2012 and $2.4 million is expected  to be contributed during the third or fourth quarter of 2012.

(8)                                  Fair Value of Financial Instruments:  The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents and receivables.  The Company uses Level 2 inputs for its long term debt.  These inputs include interest rates for similar financial instruments.  The Company does not use Level 3 inputs to estimate fair values of any of its financial instruments.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at June 30, 2012 was $372.8 million and $380.3 million, respectively and $197.5 million and $209.1 million at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with credit risk, terms and maturities similar to the Company’s existing debt arrangements.

(9)                                  In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is to be applied retrospectively and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company adopted the standard effective January 1, 2012. The standard changed the presentation of the Company’s Condensed Consolidated Financial Statements but did not affect the calculation of net income, comprehensive income or earnings per share.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). The update to ASC 820, Fair Value Measurement was issued to clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and to improve the comparability of fair value measurements presented and disclosed in financial statements. The amendment expands the quantitative disclosures about fair value measurements categorized within Level 3 of the fair value hierarchy, including the valuation process used by the reporting entity and the sensitivity of the fair value measurement to changes in unobservable inputs. The amendment also specifies that the highest and best use valuation premise only applies to nonfinancial assets, and requires expanded disclosure about the reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The amendment also requires disclosure of the categorization by level of the fair value hierarchy for items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed. ASU 2011-04 was adopted by the Company on January 1, 2012. The adoption of ASU 2011-04 did not have a material impact on the Company’s Condensed Consolidated Financial Statements and disclosures.

(10)                            Related Party Transaction:  Effective upon the completion of the Separation, Matson ceased to be a related party of the Former Parent Company. Prior to the Separation, transactions with Former Parent Company  were considered related party transactions, as discussed below.

Historically, the Company provided vessel management services to A&B for its bulk sugar vessel, the MV Moku Pahu, the income of which is included in ocean transportation. Additionally, the Company expensed operating costs related to a lease for industrial warehouse space in Savannah, Georgia, that is leased from A&B. The Company also recognized the cost for equipment and repair services and other various services provided by A&B in operating costs.

The amounts of these related party transactions are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Vessel management services income	$1.1	$1.0	$2.0	$1.9
Lease expense to affiliate	(1.0)	(1.2)	(2.1)	(2.1)
Equipment and repair services expense and other	(0.9)	(0.6)	(1.4)	(1.2)
Related party expense, net	$(0.8)	$(0.8)	$(1.5)	$(1.4)

Distributions to A&B totaled $151.4 million for the six months ended June 30, 2012 which related to the Separation.  In connection with the Separation, a final net distribution of approximately $4.3 million is expected to occur in the second half of 2012 related to the settlement of certain liabilities of the Former Parent Company.  Proceeds from and distributions to A&B from the issuance of capital stock of $21.7 million for the six months ended June 30, 2012 have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Contributions from A&B of $26.7 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(11)                            Income Taxes:  In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations. Accordingly, the Company’s income taxes for the three and six months ended June 30, 2012 were impacted by approximately $1.2 million and $1.7 million, respectively, related to the non-deductibility of certain Separation costs.

Also in connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. A&B has liability to Matson with respect to Matson’s liability to the U.S. Internal Revenue Service (IRS) for the consolidated U.S. Federal income taxes of the Holdings consolidated group relating to the taxable periods in which A&B was a part of that group.  The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse. Adjustments to deferred tax assets and deferred tax liabilities may be required due to changes in tax laws and audit adjustments by tax authorities. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Condensed Consolidated Statements of Income or Balance Sheets.

Matson, Inc

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)                            Segment results for the three and six months ended June 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Ocean transportation	$299.5	$274.3	$579.0	$512.7
Logistics services	94.7	103.1	181.3	194.4
Total revenue	$394.2	$377.4	$760.3	$707.1

Operating Profit, Net Income:
Ocean transportation	$31.2	$27.1	$37.0	$32.3
Logistics services	1.3	2.1	1.6	3.6
Total operating profit	32.5	29.2	38.6	35.9
Interest Expense	(1.9)	(1.9)	(3.9)	(3.8)
Income From Continuing Operations Before Income Taxes	30.6	27.3	34.7	32.1
Income Tax Expense	15.3	9.6	17.4	11.4
Income From Continuing Operations	15.3	17.7	17.3	20.7
(Loss) Income From Discontinued Operations (net of income taxes)	(7.5)	1.0	(6.1)	3.2
Net Income	$7.8	$18.7	$11.2	$23.9

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Matson should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included in Item 1 of this Form 10-Q.

FORWARD-LOOKING STATEMENTS

This report, and other statements that the Company may make, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, with respect to the Company’s future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Former Parent Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on February 28, 2012. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Former Parent Company’s 2011 Annual Report on Form 10-K as well as the Former Parent Company’s reports on Forms 10-Q and 8-K and the Company’s reports on Forms 8-K and other publicly available information.

MD&A is presented in the following sections:

•                  Business Overview

•                  Consolidated Results of Operations

•                  Analysis of Operating Revenue and Profit by Segment

•                  Liquidity and Capital Resources

•                  Business Outlook

•                  Other Matters

BUSINESS OVERVIEW

Description of Business: “Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its operating company, MatNav and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is one of the premier U.S. carriers in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. MLI, a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. MLI’s integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The Ocean Transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also the Company has a 35 percent ownership interest in SSAT through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc, a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to numerous international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment due to the nature of the business.

Logistics: The Logistics Services segment of Matson’s business, which is conducted through MLI, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”). Warehousing, packaging and distribution services are provided by MLW, a wholly-owned subsidiary of MLI.

Separation transaction: On December 1, 2011, the Former Parent Company of MatNav, announced that its Board of Directors unanimously approved a plan to pursue the Separation of the Former Parent Company to create two independent, publicly traded companies:

•                   Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company; and

•                   A&B, a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself as a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc.  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

The Separation was completed June 29, 2012.  Immediately following the Separation, the Company changed its name from Alexander & Baldwin Holdings, Inc. to Matson, Inc.  Thus Matson is the successor company to the Former Parent Company for accounting purposes.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.

Prior to the completion of the Separation, the Company and A&B entered into a Separation and Distribution Agreement, Tax Sharing Agreement and an Employee Matters Agreement, each dated June 8, 2012, that govern the post-Separation relationship. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the Separation, including employee benefits, information technology, insurance and tax-related assets and liabilities.  In addition, the Company and A&B entered into a Transition Services Agreement, dated June 29, 2012, under which each company agreed to provide the other with various services on an interim, transitional basis, for up to 24 months.

Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between A&B and Matson, in existence immediately prior to the effective time were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution have been terminated or canceled, subject to certain exceptions.

Matson expects to incur total cash outflows of $165.9 million in relation to the Separation.  The total cash outflows are made up of three components: capital distribution, capitalized debt issuance costs, and separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The breakdown of Separation cash outflows are as follows (in millions):

Separation Cash Outflows
Capital distribution to A&B(A)	$155.7
Separation costs (B)	8.3
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$165.9

(A) Includes a net distribution of $4.3 million to be paid out during the second half of 2012 related to the settlement of certain liabilities of the Former Parent Company.

(B) Of the $8.3 million in Separation costs, $5.8 million, $4.8 million net of tax, were recorded in the second quarter of 2012 and $2.5 million, $2.1 million net of tax, were recorded in the first quarter of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated — Three months ended June 30, 2012 compared with 2011

	Three Months Ended June 30,
(dollars in millions, except per share amounts)	2012	2011	Change
Operating revenue	$394.2	$377.4	4.5%
Operating costs and expenses	(361.7)	(348.2)	3.9%
Operating income	32.5	29.2	11.3%
Interest expense	(1.9)	(1.9)	0.0%
Income from continuing operations before taxes	30.6	27.3	12.1%
Income tax expense	(15.3)	(9.6)	59.4%
Income from continuing operations	15.3	17.7	(13.6)%
(Loss) income from discontinued operations (net of income taxes)	(7.5)	1.0
Net income	$7.8	$18.7	(58.3)%

Basic earnings per share	$0.18	$0.45	(60.0)%
Diluted earnings per share	$0.18	$0.44	(59.1)%

Consolidated operating revenue for the second quarter of 2012 increased $16.8 million, or 4.5 percent, compared to the second quarter of 2011. This increase was principally due to $25.2 million in higher revenue for Ocean Transportation, partially offset by $8.4 million in lower revenue from Logistics Services.  The reasons for the change in revenue are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the second quarter of 2012 increased $13.5 million, or 3.9 percent, compared to the second quarter of 2011. The increase is partially due to expenses related to the Separation of $5.8 million.  The increase was also due to a $21.1 million increase in operating costs for the Ocean Transportation segment, which is inclusive of the Separation costs mentioned above.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Income tax expense for the second quarter of 2012 was 50.0% of income from continuing operations and increased by $5.7 million compared with the second quarter of 2011 due principally to certain non-recurring and non-deductible separation-related transaction costs and the re-measurement of uncertain tax positions in 2012 as required as part of the separation tax accounting treatment.

In conjunction with the Separation, Matson has reclassified the operations from A&B as discontinued operations for the quarter ended June 30, 2012 and 2011.  The loss from discontinued operations, net of tax decreased $8.5 million primarily due to the increase in net loss recorded by A&B and the recognition of additional tax expense related to the Separation, offset partially by the reduction in losses related to the shut down of CLX2. The change from net income to a net loss for A&B was due to an increase in consolidated operating costs and expenses, due to impairments in properties and a real estate joint venture recognized in the second quarter of 2012, and other expenses, which more than offset increases in A&B’s consolidated operating revenue and a decrease in taxes.

Consolidated — Six months ended June 30, 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Operating revenue	$760.3	$707.1	7.5%
Operating costs and expenses	(721.7)	(671.2)	7.5%
Operating income	38.6	35.9	7.5%
Interest expense	(3.9)	(3.8)	2.6%
Income from continuing operations before taxes	34.7	32.1	8.1%
Income tax expense	(17.4)	(11.4)	52.6%
Income from continuing operations	17.3	20.7	(16.4)%
(Loss) income from discontinued operations (net of income taxes)	(6.1)	3.2
Net income	$11.2	$23.9	(53.1)%

Basic earnings per share	$0.27	$0.57	(52.6)%
Diluted earnings per share	$0.26	$0.57	(54.4)%

Consolidated operating revenue for the six months ended June 30, 2012 increased $53.2 million, or 7.5 percent, compared to the six months ended June 30, 2011. This increase was principally due to $66.3 million in higher revenue for Ocean Transportation, partially offset by $13.1 million in lower revenue from Logistics Services. The reasons for the changes in revenue are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Operating costs and expenses for the six months ended June 30, 2012 increased $50.5 million, or 7.5 percent, compared to the six months ended June 30, 2011. The increase is partially due to expenses related to the Separation from the Former Parent Company of $8.3 million.  The increase was also due to a $61.6 million increase in costs for the ocean transportation segment, which is inclusive of the Separation costs mentioned above.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Profit by Segment.

Income tax expense in the first half of 2012 was 50.1% of income from continuing operations and increased by $6.0 million compared with the first half of 2011 due principally to certain non-recurring and non-deductible separation-related transaction costs and the re-measurement of uncertain tax positions in 2012 as required as part of the separation tax accounting treatment.

In conjunction with the Separation, Matson has reclassified the operations from A&B as discontinued operations for the quarter ended June 30, 2012 and 2011.  The loss from discontinued operations, net of tax decreased $9.3 million primarily due to the increase in net loss recorded by A&B and the recognition of additional tax expense related to the Separation, offset partially by the reduction in losses related to the shut down of CLX2.  The change from net income to a net loss for A&B is due primarily to an increase in consolidated operating costs and expenses due to impairments in properties and a real estate joint venture recognized in the second quarter of  2012, which more than offset increases in A&B’s consolidated operating revenue and a decrease in taxes.

ANALYSIS OF OPERATING REVENUE AND PROFIT BY SEGMENT

Ocean Transportation — Three months ended June 30, 2012 compared with 2011

	Three Months Ended June 30,
(dollars in millions)	2012	2011	Change
Revenue	$299.5	$274.3	9.2%
Operating profit	$31.2	$27.1	15.1%
Operating profit margin	10.4%	9.9%
Volume (Units)*
Hawaii containers	33,900	35,600	(4.8)%
Hawaii automobiles	20,900	23,700	(11.8)%
China containers	15,200	14,900	2.0%
Guam containers	6,100	3,400	79.4%

*Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased 9.2 percent, or $25.2 million, in the second quarter of 2012 compared with the second quarter of 2011. The increase was due principally to net volume growth, driven primarily by the exit of a major competitor from the Guam trade lane that resulted in an increase in revenues, and an increase in freight rates in China, partially offset by reduced volumes in the Hawaii trade lane.  In addition there was an increase in fuel surcharges resulting from higher fuel prices.

Total Hawaii container volume decreased 4.8 percent in the second quarter of 2012 due to a combination of factors including: overall competitive pressure in the market; changes in certain customers’ supply chains where foreign originating cargo that previously moved to Hawaii via connecting carrier agreements from the U.S. Pacific Coast are now moving directly to Hawaii from Asia, bypassing the domestic leg; and market weakness. Matson’s Hawaii automobile volume for the second quarter of 2012 was 11.8 percent lower than the second quarter of 2011, due primarily to the timing of automobile rental fleet replacement. China container volume increased 2.0 percent in the second quarter of 2012 as compared to the second quarter of 2011 due to increased demand and better Transpacific trade management of vessel capacity as well as the shift of foreign originating cargo that previously moved to Hawaii via connecting carrier agreements from the U.S. Pacific Coast now moving to Hawaii via our China service and no longer being reflected in our Hawaii volumes.  Guam volume increased by 79.4 percent in the second quarter of 2012 as compared to the second quarter of 2011, due primarily to gains related to the departure of a major competitor from the market in mid-November 2011.

Ocean Transportation operating profit increased $4.1 million, or 15.1 percent, in the second quarter of 2012 compared with the second quarter of 2011. The increase in operating profit was principally due to higher volume in Guam, increased freight rates in the China trade and reduced vessel expenses, partially offset by the decrease in Hawaii trade volume as previously cited, $5.8 million in Separation costs, higher outside transportation costs due to a 2012 barge drydock and increased activity in the Guam trade, and higher terminal handling costs due primarily to increased wharfage and container handling rates.

During the second quarter of 2012, income from SSAT decreased $1.2 million due primarily to a decrease in the volume of lifts.

Ocean Transportation — Six months ended June 30, 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Revenue	$579.0	$512.7	12.9%
Operating profit	$37.0	$32.3	14.6%
Operating profit margin	6.4%	6.3%
Volume (Units)*
Hawaii containers	66,400	69,600	(4.6)%
Hawaii automobiles	37,800	41,600	(9.1)%
China containers	28,900	27,800	4.0%
Guam containers	12,500	6,700	86.6%

*Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating profit are adjusted to reflect the percentage of revenue and operating profit earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased 12.9 percent, or $66.3 million, in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increase was principally due to higher fuel surcharges resulting from higher fuel prices, increased volume in the Guam trade lane resulting from the exit of a major competitor and increased volume and freight rates in the China trade lane, which were partially offset by reduced volume in the Hawaii trade.

Total Hawaii container volume decreased 4.6 percent in the six months ended June 30, 2012 due to a combination of factors including: overall competitive pressure in the market; changes in certain customers’ supply chains where foreign originating cargo that previously moved to Hawaii via connecting carrier agreements from the U.S. Pacific Coast are now moving directly to Hawaii from Asia, bypassing the domestic leg; and market weakness.  Matson’s Hawaii automobile volume for the six months ended June 30, 2012 was 9.1 percent lower than the six months ended June 30, 2011, due primarily to the timing of automobile rental fleet replacement activity.  China container volume increased 4.0 percent during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to increased demand and better Transpacific trade management of vessel capacity as well as the shift of foreign originating cargo that previously moved to Hawaii via connecting carrier agreements from the U.S. Pacific Coast now moving to Hawaii via our China service and no longer being reflected in our Hawaii volumes.  Guam volume was substantially higher increasing 86.6 percent in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due primarily to gains related to the departure of a major competitor from the trade in mid-November 2011.

Ocean Transportation operating profit increased $4.7 million, or 14.6 percent, in the six months ended June 30, 2012 compared with the six months ended June 30, 2011. The increase in operating profit was principally due to higher volume in the Guam trade lane, increased freigh rates in the China trade and reduced vessel expenses due to lower inactive vessel costs, partially offset by the decrease in Hawaii trade volume as previously cited, higher costs related to drydockings, insurance expense, higher outside transportation costs due to a 2012 barge drydock and increased activity in the Guam trade lane, $8.3 million in Separation costs, and higher terminal handling costs due primarily to increased wharfage and container handling rates.

During the six months ended June 30, 2012, income from SSAT decreased $1.6 million, due primarily to a decrease in the volume of lifts.

Logistics Services — Three months ended June 30, 2012 compared with 2011

	Three Months Ended June 30,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$59.2	$63.5	(6.8)%
Highway revenue	35.5	39.6	(10.4)%
Total Revenue	$94.7	$103.1	(8.1)%
Operating profit	$1.3	$2.1	(38.1)%
Operating profit margin	1.4%	2.0%

Logistics Services revenue decreased 8.1 percent, or $8.4 million, in the second quarter of 2012 compared with the second quarter of 2011.  This decrease was primarily the result of lower intermodal and highway volume, which decreased 20.6 percent and 5.9 percent, respectively.  Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major international ocean carrier customer, partially offset by an increase in domestic volumes. Highway volume decreased due to the loss of certain full truckload customers.

Logistics Services operating profit decreased 38.1 percent, or $0.8 million, to $1.3 million in the second quarter of 2012 compared with the second quarter of 2011. The decline in the operating profit margin was primarily due to lower profitability of the warehouse business resulting from the Northern California operations as well as lower revenue in the highway and international intermodal businesses. Domestic intermodal business increased during the second quarter as compared to the prior year, offset partially by an international intermodal performance decline due to the discontinuation of CLX2 and the loss of a major international ocean carrier customer.

Logistics Services — Six months ended June 30, 2012 compared with 2011

	Six Months Ended June 30,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$111.8	$117.4	(4.8)%
Highway revenue	69.5	77.0	(9.7)%
Total Revenue	$181.3	$194.4	(6.7)%
Operating profit	$1.6	$3.6	(55.6)%
Operating profit margin	0.9%	1.9%

Logistics Services revenue for the six months ended June 30, 2012 decreased $13.1 million, or 6.7 percent, compared with the six months ended June 30, 2011.  This decrease was primarily due to lower intermodal and highway volumes of 20.9 percent and 7.0 percent, respectively.  Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major ocean carrier customer, partially offset by an increase in domestic volumes.  Highway volume decreased due to the loss of certain full truckload customers.

Logistics Services operating profit for the first half of 2012 decreased $2.0 million, or 55.6 percent, compared with the first half of 2011. The reduction in operating profit was due to the same factors cited for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows provided by operating activities totaled $20.7 million for the six months ended June 30, 2012, compared with $26.1 million for the six months ended June 30, 2011 a year-over-year decrease of $5.4 million.

Cash flows provided by investing activities totaled $9.7 million for the six months ended June 30, 2012, compared with cash flows used in investing activities of $10.7 million for the six months ended June 30, 2011. The increase in cash flows provided by investing activities was due principally to the reduction of capital expenditures and contributions from A&B of $26.7 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively, which represent dividends paid by the Former Parent Company to its shareholders prior to the Separation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Capital expenditures for the six months ended June 30, 2012 totaled $17.5 million compared with $27.9 million for the six months ended June 30, 2011. The 2012 expenditures included $17.2 million for the purchase of ocean transportation-related assets and $0.3 million related to the purchase of logistics-related assets. Capital expenditures for the six months ended June 30, 2011 totaled $27.9 million and included $26.4 million for the purchase of ocean transportation-related assets and $1.5 million related to the purchase of logistics-related assets.

Cash flows used in financing activities totaled $7.2 million for the six months ended June 30, 2012 compared with $11.5 million in the six months ended June 30, 2011. Cash flows used in financing activities were lower in 2012, primarily due to $173.4 million in net debt borrowings as a result of the Separation, offset by the distribution of $151.4 million to A&B upon Separation, and the payment of dividends to the Former Parent Company’s shareholders of $26.7 million which have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next twelve months, including working capital, capital expenditures, dividends, and potential acquisitions.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables totaled $206.1 million at June 30, 2012, an increase of $28.6 million from December 31, 2011. The increase was due primarily to a $25.7 million increase in cash and cash equivalents.

The Company entered into a new $375 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis. As of June 30, 2012, available capacity under this revolving credit facility totaled $296 million.

During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The overall weighted average coupon of the three tranches of debt is 3.97% and the overall weighted average duration of the three tranches of debt is 9.3 years.  The cash received from the issuance of three tranches of debt was partially utilized for the tax-free contribution of cash from Matson to A&B.  Additionally, the Company negotiated for the release of security of the MV Manulani in an existing tranche of long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This tranche of debt was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions in the second quarter of 2012, all of Matson’s outstanding debt was unsecured, however guaranteed by Matson’s significant subsidiaries, except for $74.8 million of secured MatNav debt.

Total debt was $372.8 million as of June 30, 2012, compared with $197.6 million at the end of 2011.

Principal negative covenants as defined in Matson’s five-year revolving credit facility (“Credit Agreement”) and long term fixed rate debt include, but are not limited to:

a)                                      The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

b)                                     the ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot exceed 3.50 to 1.00; and

c)                                      The principal amount of priority debt at any time cannot exceed 20% of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10% of consolidated tangible assets.  Priority debt, as further defined in the Credit Agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of June 30, 2012, with a debt to consolidated EBITDA ratio of 2.32, consolidated EBITDA to interest expense ratio of 20.66, and priority debt to consolidated tangible assets ratio of 6.5%.

Balance Sheet:  The Company had working capital of $29.1 million at June 30, 2012, compared to working deficit of $3.7 million at the end of 2011. The change in working capital is primarily due to increases in cash and cash equivalents.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2012, and herein incorporated by reference, are included in Note 3 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The following discussion provides an update of the Company’s outlook for 2012 included on page 58 of the 2011 Form 10-K filed by the Former Parent Company with the SEC on February 28, 2012 and accessible under the SEC Documents tab on investor relations website for Matson, Inc. (www.matson.com). All of the forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19-29 of the 2011 Form 10-K referenced above.

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

Ocean Transportation: Ocean Transportation’s performance is significantly influenced by freight volumes, freight rates, operating costs, and other factors, which continue to be highly dependent on the future results of the national and Hawaii general economies, construction activity in Hawaii, fuel prices, Transpacific freight rates, the competitive environment in Guam, and other factors that cannot be predicted with certainty.

Meaningful growth in the Hawaii trade lane is expected to be dependent on growth in the state’s construction sector, which has yet to recover from its multi-year slowdown.  Consequently, Hawaii volumes are expected to remain flat-to-modestly lower for the remainder of 2012 compared to 2011.

In the Transpacific, the Company expects to run its ships at full or near full capacity, and the freight rates experienced in the second quarter are expected to continue at approximately the same level through the peak season in mid-October.  The Company expects a modest decline in freight rates following the peak season when the industry enters its traditional slack season. There is currently a surplus of container vessel capacity in the world international container market relative to demand.  Sustaining current Transpacific freight rates depends primarily upon rational carrier management of industry capacity, and secondarily, on the strength of the U.S. economy.

The Company expects its increased volumes in Guam to continue until a new competitor replaces the carrier that exited the trade lane in November of 2011, the timing of which is difficult to predict.

For the remainder of 2012, the Company expects its ocean transportation operating profit to be modestly better than second half of 2011, including the six month effect of our expected $8.0 million to $10.0 million of incremental annual public administrative expenses, but excluding the $7.1 million of CLX2 related expenses that were not classified as discontinuing operations in the second half of 2011.  However, results for the third quarter are expected to be negatively impacted by the timing of vessel and barge drydockings and other factors compared with the third quarter in 2011.

Matson Logistics: The Company will remain focused on expansion and improvement at its warehouse facilities, organic growth in the intermodal and highway businesses, and the roll-out of a domestic 53-foot container pilot program to improve profitability of this segment. Operating profit for the segment for the second half of the year is expected to be flat-to-modestly lower compared with last year, but will be dependent upon improving its Northern California warehouse operations, improvement in the U.S. mainland economy, as well as competitive dynamics, cargo mix, available capacity in the market and reliability of the underlying carriers.

Other: The Company expects separation costs or losses from discontinued operations to be immaterial for the rest of the year.  The Company expects its effective tax rate to be approximately 38.5% for the third and fourth quarters of the year.

OTHER MATTERS

Dividends:  The Company’s third quarter dividend of $0.15 per share to shareholders was declared on June 27, 2012 to shareholders of record on August 2, 2012 and is payable on September 6, 2012.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of the Former Parent Company’s 2011 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates. These differences could be material. The most significant accounting estimates inherent in the preparation of Matson’s financial statements were described in Item 7 of the Former Parent Company’s 2011 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Matson is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations. In order to manage its exposure to changes in interest rates, Matson utilizes a balanced mix of both fixed-rate and variable-rate debt. The nature and amount of Matson’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions, and other factors.

The Company’s fixed rate debt consists of $300.8 million in principal term notes. The Company’s variable rate debt consists of $72.0 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at June 30, 2012, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of June 30, 2012 (dollars in millions)
								Fair Value at
	2012	2013	2014	2015	2016	Thereafter	Total	June 30, 2012
Fixed rate	$5.7	$11.4	$11.4	$20.5	$20.5	$231.3	$300.8	$308.3
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%	4.6%
Variable rate	$—	$—	$—	$—	$—	$72.0	$72.0	$72.0
Average interest rate*						1.7%	1.7%

* Estimated interest rates on variable debt are determined based on the rate in effect on June 30, 2012. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 – 30, 2012	—		—	—	—
May 1 – 31, 2012	—		—	—	—
June 1 – 30, 2012	11,151	(1)	$49.48	—	—

(1)         Represents shares accepted in satisfaction of tax withholding obligations upon vesting of non-vested common stock options and tax withholding upon vesting of restricted stock units.

ITEM 6. EXHIBITS

3.1.  Amended and Restated Articles of Incorporation of Matson, Inc., as amended and restated effective June 29, 2012.

3.2.  Revised Bylaws of Matson, Inc., as amended through June 29, 2012.

10.1 Amended and Restated Limited Liability Company Agreement of SSA Terminals LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission).

10.2 Parent Company Agreement, dated as of April 24, 2002, by and among SSA Pacific Terminals, Inc., formerly known as Stevedoring Services of America, Inc., SSA Ventures, Inc. Matson Navigation Company, Inc. and Matson Ventures, Inc.

10.3 Borrower Assignment, Assumption, and Release among Bank of America, N.A., Matson Navigation Company, Inc. and Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.), dated June 28, 2012.

10.4 Company Assignment, Assumption and Release Agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, The Prudential Life Insurance Company, Ltd., Gibraltar Life Insurance Co. Ltd., Prudential Annuities Life Assurance Corporation and Prudential Arizona Reinsurance Universal Company, Matson Navigation Company, Inc. and Matson, Inc. dated June 29, 2012.

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not part of a registration statement or Prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: August 8, 2012	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 8, 2012	/s/ John E. Dennen
John E. Dennen
Vice President and Controller,
(principal accounting officer)