Form 10-Q
period 2012-09-30
Matson, Inc.
filed 2012-11-08
CIK 3453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-34187

Matson, Inc.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Sand Island Parkway Honolulu, HI (Address of principal executive offices)	96819 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of September 30, 2012:      42,556,957

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Revenue:
Ocean transportation	$307.1	$281.4	$886.1	$794.1
Logistics	94.3	99.2	275.6	293.6
Total operating revenue	401.4	380.6	1,161.7	1,087.7

Costs and Expenses:
Operating costs	337.0	324.7	996.0	943.9
Equity in income of terminal joint venture	(0.7)	(2.8)	(3.1)	(6.8)
Selling, general and administrative	30.6	27.8	87.4	83.8
Separation costs	0.3	—	8.6	—
Operating costs and expenses	367.2	349.7	1,088.9	1,020.9

Operating Income	34.2	30.9	72.8	66.8

Interest expense	(4.0)	(1.9)	(7.9)	(5.7)
Income from Continuing Operations Before Income Taxes	30.2	29.0	64.9	61.1
Income tax expense	11.2	10.6	28.6	22.0
Income From Continuing Operations	19.0	18.4	36.3	39.1
Income (Loss) From Discontinued Operations (net of income taxes)	0.1	(9.7)	(6.0)	(6.5)
Net Income	$19.1	$8.7	$30.3	$32.6

Other Comprehensive Income, Net of Tax:
Net Income	$19.1	$8.7	$30.3	$32.6
Defined benefit pension plans:
Net loss and prior service cost	—	—	1.1	1.2
Less: amortization of prior service cost included in net periodic pension cost	0.7	(0.3)	1.0	(0.3)
Less: amortization of net loss included in net periodic pension cost	(2.7)	(2.5)	(3.5)	(2.8)
Other Comprehensive Income	(2.0)	(2.8)	(1.4)	(1.9)
Comprehensive Income	$17.1	$5.9	$28.9	$30.7

Basic Earnings (Loss) Per Share:
Continuing operations	$0.45	$0.44	$0.86	$0.94
Discontinued operations	—	(0.23)	(0.14)	(0.16)
Net income	$0.45	$0.21	$0.72	$0.78

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.45	$0.44	$0.85	$0.94
Discontinued operations	—	(0.23)	(0.14)	(0.17)
Net income	$0.45	$0.21	$0.71	$0.77

Weighted Average Number of Shares Outstanding:
Basic	42.5	41.7	42.2	41.6
Diluted	42.8	42.1	42.6	42.0

Cash Dividends Per Share	$0.15	$0.315	$0.78	$0.945

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$11.5	$9.8
Accounts and notes receivable, net	166.4	167.7
Inventories	4.3	4.2
Deferred income taxes	1.3	1.3
Prepaid expenses and other assets	26.8	25.1
Current assets related to discontinued operations	0.2	66.9
Total current assets	210.5	275.0
Investments in affiliate	59.5	56.5
Property, at cost	1,779.8	1,760.7
Less accumulated depreciation and amortization	(1,003.3)	(960.2)
Property — net	776.5	800.5
Other Assets	112.0	95.2
Long-term assets related to discontinued operations	—	1,317.1
Total	$1,158.5	$2,544.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$21.4	$17.5
Accounts payable	127.0	135.5
Payroll and vacation benefits	15.9	16.0
Uninsured claims	7.3	6.5
Due to affiliate	—	2.2
Accrued and other liabilities	22.2	8.8
Current liabilities related to discontinued operations	0.1	92.2
Total current liabilities	193.9	278.7
Long-term Liabilities:
Long-term debt	307.2	180.1
Deferred income taxes	248.8	255.1
Employee benefit plans	103.3	113.0
Due to affiliate	—	0.5
Uninsured claims and other liabilities	33.4	24.3
Long-term liabilities related to discontinued operations	—	570.1
Total long-term liabilities	692.7	1,143.1
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock	31.9	34.0
Additional capital	251.5	238.3
Accumulated other comprehensive loss	(42.9)	(91.9)
Retained earnings	31.4	953.0
Cost of treasury stock	—	(10.9)
Total shareholders’ equity	271.9	1,122.5
Total	$1,158.5	$2,544.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions) (Unaudited)

						Accumulated
	Common Stock					Other
		Stated	Treasury		Additional	Comprehensive	Retained
	Shares	Value	Shares	Cost	Capital	Income	Earnings	Total
Balance December 31, 2011	45.3	$34.0	(3.6)	$(10.9)	$238.3	$(91.9)	$953.0	$1,122.5
								—
Net Income	—	—	—	—	—	—	30.3	30.3
Other comprehensive income	—	—	—	—	—	2.1	—	2.1
Excess tax benefit and share withholding	(0.1)	(0.1)	—	—	0.5	—	(2.6)	(2.2)
Share-based compensation	—	—	—	—	5.4	—	—	5.4
Shares issued	1.0	0.7	—	—	22.3	—	—	23.0
Retirement of treasury shares	(3.6)	(2.7)	3.6	10.9	(8.2)	—	—	—
Dividends	—	—	—	—	—	—	(33.1)	(33.1)
Distribution of A&B Stock	—	—	—	—	(6.8)	46.9	(916.2)	(876.1)
Balance September 30, 2012	42.6	$31.9	—	$—	$251.5	$(42.9)	$31.4	$271.9

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Cash Flows Provided by Operating Activities from Continuing Operations	$66.5	$71.3

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(30.8)	(39.5)
Proceeds from disposal of property and other assets	0.9	1.7
Deposits into Capital Construction Fund	(4.4)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4
Contribution from A&B	26.7	28.9
Net cash used in investing activities from continuing operations	(3.2)	(8.9)

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from issuance of debt, net of issuance costs	185.1	48.5
Payments of debt	(49.9)	(40.9)
Payments on line-of-credit agreements, net	(6.0)	(10.7)
Distribution upon Separation	(155.0)	—
Proceeds from issuance of capital stock	24.8	9.0
Distribution to A&B for proceeds from issuance of capital stock	(21.7)	—
Cash assumed by A&B upon Separation	(2.5)	—
Dividends paid	(33.1)	(39.9)
Net cash used in financing activities from continuing operations	(58.3)	(34.0)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	(30.1)	(29.1)
Cash flows used in investing activities of discontinued operations	(18.8)	(17.8)
Cash flows from financing activities of discontinued operations	33.9	21.0
Net cash flows used in discontinued operations	(15.0)	(25.9)

Net (Decrease) Increase in Cash and Cash Equivalents	(10.0)	2.5

Cash and cash equivalents, beginning of period	21.5	14.2
Cash and cash equivalents, end of period	$11.5	$16.7

Other Cash Flow Information:
Interest paid	$6.5	$6.1
Income taxes paid	$28.2	$0.2

Other Non-cash Information:
Depreciation and amortization expense	$56.0	$53.1
Accrued dividends	$—	$—
Capital expenditures included in accounts payable and accrued liabilities	$0.1	$0.2

See Notes to Condensed Consolidated Financial Statements.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1)         Description of Business: “Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its operating company, Matson Navigation Company, Inc. (“MatNav”), and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is a leading U.S. carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“MLI”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. MLI’s integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also, the Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to numerous international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the nature of the business.

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, amongst other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

The Separation was completed June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

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

Matson will incur total cash outflows of $166.2 million in relation to the Separation.  The total cash outflows were made up of three components: capital distribution, capitalized debt issuance costs and Separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The breakdown of Separation cash outflows are as follows (in millions):

Separation Cash Outflows
Capital distribution to A&B(A)	$155.7
Separation costs	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

(A) Includes a net distribution of $4.3 million, of which $3.6 million was paid out during the third quarter of 2012 related to the settlement of certain liabilities of the Former Parent Company.  The remaining $0.7 million is expected to be paid in the fourth quarter of 2012.

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

The period end for Matson, Inc. is September 30. The period end for MatNav occurred on the last Friday in September, except for MLW whose period closed on September 30.

Certain amounts reflected in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2011, have been reclassified to discontinued operations to conform to the presentation for the three and nine months ended September 30, 2012.

(3)         Commitments, Guarantees and Contingencies:  Commitments and financial arrangements at September 30, 2012, included the following (in millions):

Standby letters of credit (a)	$7.0
Performance and customs bonds (b)	$14.2
Benefit plan withdrawal obligations (c)	$91.3

These amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)         Includes approximately $4.8 million in letters of credit, which enable the Company to qualify as a self-insurer for state and federal workers’ compensation liabilities, and approximately $2.2 million in letters of credit used to support various credit enhancement needs.

(b)         Consists of approximately $13.0 million in U.S. Customs bonds, and approximately $1.2 million related to transportation and other matters.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(c)          Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which Matson is a participant. Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

Legal Proceedings and Other Contingencies:  On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused on the Puerto Rico trade, it also includes pricing and other competitive practices in all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson, it could seek civil or criminal sanctions, including monetary fines. Matson does not believe that it has committed a violation, and consequently is unable to estimate any possible loss at this time.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on Matson’s consolidated financial statements.

The Company’s vessel operations are subject to various federal, state and local environmental laws and regulations, including, but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Clean Water Act, the Invasive Species Act and the Clean Air Act.  At various times, bills related to environmental matters have been introduced in the U.S. Congress.  Matson does not believe that it has committed a material violation, and consequently is unable to estimate any possible loss at this time.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)         Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$19.0	42.5	$0.45	$18.4	41.7	$0.44
(Loss) income from discontinued operations	0.1	42.5	—	(9.7)	41.7	(0.23)
	19.1		$0.45	8.7		$0.21

Effect of Dilutive Securities		0.3			0.4

Diluted:
Income from continuing operations	19.0	42.8	0.45	18.4	42.1	0.44
(Loss) income from discontinued operations	0.1	42.8	—	(9.7)	42.1	(0.23)
	$19.1		$0.45	$8.7		$0.21

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$36.3	42.2	$0.86	$39.1	41.6	$0.94
(Loss) income from discontinued operations	(6.0)	42.2	(0.14)	(6.5)	41.6	(0.16)
	30.3		$0.72	32.6		$0.78

Effect of Dilutive Securities		0.4			0.4

Diluted:
Income from continuing operations	36.3	42.6	0.85	39.1	42.0	0.94
(Loss) income from discontinued operations	(6.0)	42.6	(0.14)	(6.5)	42.0	(0.17)
	$30.3		$0.71	$32.6		$0.77

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.5 million and 1.4 million shares of common stock during the three months ended September 30, 2012 and 2011, respectively, and 0.5 million and 1.2 million shares of common stock during the nine months ended September 30, 2012 and 2011, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(5)         Share-Based Compensation:  Through September 30, 2012, the Company granted non-qualified stock options to purchase 0.1 million shares of the Company’s common stock. The grant-date fair value of each stock option granted during 2012, was valued using the Black-Scholes-Merton option pricing model.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Activity in the Company’s stock option plans for the nine months ended September 30, 2012, exclusive of 2.9 million options cancelled in connection with the Separation, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2012	1,329	572	195	2,096	$20.11
Granted	111	—	—	111	$23.74
Exercised	(430)	(190)	(49)	(669)	$17.54
Forfeited and expired	(5)	(78)	—	(83)	$25.14
Outstanding, September 30, 2012	1,005	304	146	1,455	$21.29	5.6	$1,821

Exercisable, September 30, 2012	551	304	146	1,001	$21.61	4.5	$1,362

The following table summarizes non-vested restricted stock unit activity through September 30, 2012, exclusive of 0.3 million non-vested restricted stock units cancelled in connection with the Separation, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	394	$18.45
Granted	218	$18.11
Vested	(154)	$16.57
Canceled	(106)	$20.62
Outstanding, September 30, 2012	352	$18.41

Restricted stock unit awards vest ratably over three years.  A portion of the awards represent performance-based awards that vest after three years, provided certain performance targets are achieved in the first year of the grant.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of compensation cost related to share-based payments, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.2	$0.2	$0.6	$0.6
Non-vested stock/Restricted stock units	0.9	0.5	2.3	1.4
Total share-based expense	1.1	0.7	2.9	2.0
Total recognized tax benefit	(0.4)	(0.3)	(1.2)	(0.8)
Share-based expense (net of tax)	$0.7	$0.4	$1.7	$1.2

(6)         Accounting for and Classification of Discontinued Operations: As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Discontinued operations includes the results for the business lines that were terminated through September 30, 2012.  Operating results included in the Condensed Consolidated Statements of Income and the segment results (Note 12) for the three and nine months ended September 30, 2011, have been restated to reflect the termination of segments that were classified as discontinued operations subsequent to September 30, 2011.

On December 1, 2011, the Former Parent Company announced that its Board of Directors unanimously approved a plan to pursue the Separation of the Former Parent Company to create two independent, publicly traded companies:

•                  Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a domestic logistics company; and

•                  A&B, a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  Refer to Note (1) for further description of the Separation Transaction.

In the third quarter of 2011, the Company terminated its second China service (“CLX2”), due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers is expected to continue through 2012 and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011, pursuant to the terms of the one-year charter contracts for these vessels. As of September 30, 2012, the Company had no future liability.  The liability, which was principally related to future charter lease payments, was substantially settled by July 31, 2012. The Company does not expect to incur any additional material losses from the discontinued operations of CLX2.

Income (losses) from discontinued operations consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Discontinued operations (net of tax)
Income from A&B	$—	$62.2	$114.0	$188.5
Expenses from A&B	—	(62.0)	(118.1)	(166.9)
Tax (expense) benefit from A&B	—	(0.1)	0.1	(9.3)
(Loss) Income from continuing operations from A&B	—	0.1	(4.0)	12.3
Discontinued operations from A&B, net of tax	—	4.3	2.4	14.3
Net (loss) income from A&B	—	4.4	(1.6)	26.6
CLX2 operating and shutdown income (losses)	0.1	(14.1)	(2.7)	(33.1)
Separation related tax expenses	—	—	(1.7)	—
(Loss) income from discontinued operations (net of tax)	$0.1	$(9.7)	$(6.0)	$(6.5)

In addition to the above losses classified as discontinued operations, the Company incurred additional costs, net of tax, related to the CLX2 shutdown that did not meet the criteria to be classified as discontinued operations of approximately $0.5 million for the nine months ended September 30, 2012.  There were no additional shutdown costs incurred in the third quarter 2012 that met the criteria to be classified as discontinued operations.  These costs were primarily related to the repositioning of excess containers that will continue to be used in the Company’s ongoing operations and fuel costs.  Shutdown costs incurred during the three and nine months ended September 30, 2011 were $6.1 million.

Subsequent to the issuance of the June 30, 2012 interim condensed consolidated financial statements, the Company restated the presentation related to discontinued operations of CLX2 in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows. In presenting its cash flows from operations, the Company restated the cash flows related to CLX2 from “Cash Flows Provided by Operating Activities from Continuing Operations” to “Cash flows used in operating activities of discontinued operations” which increased “Cash Flows Provided by Operating Activities from Continuing Operations” and increased “Cash flow used in operating activities from discontinued operations” previously reported by $6.0 million and $15.6 million for the six months ending periods June 30, 2012 and June 30, 2011, respectively.  In presenting the accompanying unaudited December 31, 2011 condensed consolidated balance sheet, the Company restated assets and liabilities related to CLX2 which increased “Current assets related to discontinued operations” by $2.1 million and decreased “Prepaid expenses and other assets” by the same amount, and increased “Current liabilities related to discontinued operations” by $5.1 million which decreased “Uninsured claims” by $0.1 million and “Accrued and other liabilities” by $5.0 million.  The Company has determined that the foregoing restatements are not material to the previously issued condensed consolidated financial statements.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The components of net periodic benefit cost recorded for the first nine months of 2012 and 2011 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011

Service cost	$2.0	$4.1	$0.7	$0.7
Interest cost	6.8	8.1	1.7	2.2
Expected return on plan assets	(8.0)	(8.4)	—	—
Amortization of net (gain) loss	6.0	2.9	1.0	1.5
Amortization of prior service cost	(1.3)	—	—	0.1
Net periodic benefit cost	$5.5	$6.7	$3.4	$4.5

In 2012, the Company expected cash contributions to its pension plans to total approximately $13.3 million, all of which has been contributed as of September 30, 2012.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(8)         The fair value of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments. The carrying amount and fair value of the Company’s long-term debt at September 30, 2012, was $328.6 million and $350.5 million, respectively, and $197.5 million and $209.1 million, at December 31, 2011, respectively. The fair value of long-term debt is calculated by discounting the future cash flows of the debt at rates based on instruments with credit risk, terms and maturities similar to the Company’s existing debt arrangements.

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

(10)  Related Party Transactions:  Effective upon the completion of the Separation, Matson ceased to be a related party of the Former Parent Company. Prior to the Separation, transactions with Former Parent Company were considered related party transactions, as discussed below.

Historically, the Company provided vessel management services to A&B for its bulk sugar vessel, the MV Moku Pahu, the income of which is included in ocean transportation. Additionally, the Company expensed operating costs related to a lease for industrial warehouse space in Savannah, Georgia, that is leased from A&B. The Company also recognized the cost for equipment and repair services to the vessel and other various services provided by A&B in operating costs.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amounts of these related party transactions are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Vessel management services income	$—	$1.0	$2.0	$2.9
Lease expense to affiliate	—	(1.1)	(2.1)	(3.2)
Equipment and repair services expense and other	—	(0.7)	(1.4)	(1.9)
Related party expense, net	$—	$(0.8)	$(1.5)	$(2.2)

Distributions to A&B totaled $155.7 million for the nine months ended September 30, 2012, which related to the Separation.  Inclusive in the distribution amount is a final net distribution of approximately $0.7 million expected to be paid during the fourth quarter of 2012 related to the settlement of certain tax liabilities of the Former Parent Company.  Distributions to A&B for the proceeds from the issuance of capital stock of $21.7 million for the nine months ended September 30, 2012, have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Contributions from A&B of $26.7 million and $28.9 million for the nine months ended September 30, 2012 and 2011, respectively, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

(11)  Income Taxes:  In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations. Accordingly, the Company’s income taxes for the nine months ended September 30, 2012, were increased by approximately $1.7 million, related to the non-deductibility of certain Separation costs.   There was no financial impact during the three months ended September 30, 2012 related to these expenses.

Also in connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. A&B has liability to Matson with respect to Matson’s consolidated or combined federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Matson consolidated or combined group relating to the taxable periods in which A&B was a part of that group. The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)  Debt: The Company entered into a new $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of September 30, 2012, the used portion of the Company’s revolving credit facility was $37.0 million, of which $30.0 million was from cash borrowings and $7.0 million was from letters of credit.

During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The overall weighted average coupon of the three tranches of debt is 3.97% and the overall weighted average duration of the three tranches of debt is 9.3 years.  The cash received from the issuance of three tranches of debt was partially utilized for the contribution of cash from Matson to A&B.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, however guaranteed by Matson’s significant subsidiaries, except for $72.6 million, as of September 30, 2012, of secured MatNav debt.

Total debt was $328.6 million as of September 30, 2012, compared with $197.6 million at the end of 2011.

Principal negative covenants as defined in Matson’s five-year revolving credit facility (“Credit Agreement”) and long term fixed rate debt include, but are not limited to:

a)             The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

b)             the ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

c)              The principal amount of priority debt at any time cannot exceed 20% of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10% of consolidated tangible assets.  Priority debt, as further defined in the Credit Agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of September 30, 2012, with a debt to consolidated EBITDA ratio of 1.99, consolidated EBITDA to interest expense ratio of 16.71, and priority debt to consolidated tangible assets ratio of 6.5%.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(13)  Segment results for the three and nine months ended September 30, 2012 and 2011 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:

Ocean transportation	$307.1	$281.4	$886.1	$794.1
Logistics	94.3	99.2	275.6	293.6
Total revenue	$401.4	$380.6	$1,161.7	$1,087.7

Operating Income, Net Income:

Ocean transportation	32.9	$28.9	$69.9	$61.2
Logistics	1.3	2.0	2.9	5.6
Total operating income	34.2	30.9	72.8	66.8
Interest Expense	(4.0)	(1.9)	(7.9)	(5.7)
Income From Continuing Operations Before Income Taxes	30.2	29.0	64.9	61.1
Income Tax Expense	11.2	10.6	28.6	22.0
Income From Continuing Operations	19.0	18.4	36.3	39.1
(Loss) Income From Discontinued Operations (net of income taxes)	0.1	(9.7)	(6.0)	(6.5)
Net Income	$19.1	$8.7	$30.3	$32.6

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Former Parent Company’s Annual Report on Form 10-K filed with the Securities Exchange Commission on February 28, 2012. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management. The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements. MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Former Parent Company’s 2011 Annual Report on Form 10-K as well as the Former Parent Company’s reports on Forms 10-Q and 8-K and the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

MD&A is presented in the following sections:

•      Business Overview

•      Consolidated Results of Operations

•      Analysis of Operating Revenue and Income by Segment

•      Liquidity and Capital Resources

•      Business Outlook

•      Other Matters

BUSINESS OVERVIEW

Description of Business: Matson, Inc., is a holding company incorporated in January 2012 in the State of Hawaii, together with its operating company, MatNav and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is a leading U.S. carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. MLI, a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. MLI’s integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

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

Logistics: The logistics services segment of Matson’s business, which is conducted through MLI, is an asset-light based business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services. Warehousing, packaging and distribution services are provided by MLW, a wholly-owned subsidiary of MLI.

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

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc.  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned (of record or beneficially) or controlled in the aggregate by non-U.S. citizens (as defined by the Jones Act) to a maximum permitted percentage of 22%.

The Separation was completed June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of the record date, June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

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

Matson will incur total cash outflows of $166.2 million in relation to the Separation.  The total cash outflows were made up of three components: capital distribution, capitalized debt issuance costs and Separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.

The breakdown of Separation cash outflows are as follows (in millions):

Separation Cash Outflows
Capital distribution to A&B(A)	$155.7
Separation costs	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

(A) Includes a net distribution of $4.3 million, of which $3.6 million was paid out during the third quarter of 2012 related to the settlement of certain liabilities of the Former Parent Company.  The remaining $0.7 million is expected to be paid in the fourth quarter of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated — Three months ended September 30, 2012 compared with 2011

	Three Months Ended September 30,
(dollars in millions, except per share amounts)	2012	2011	Change
Operating revenue	$401.4	$380.6	5.5%
Operating costs and expenses	(367.2)	(349.7)	5.0%
Operating income	34.2	30.9	10.7%
Interest expense	(4.0)	(1.9)	110.5%
Income from continuing operations before income taxes	30.2	29.0	4.1%
Income tax expense	11.2	10.6	5.7%
Income from continuing operations	19.0	18.4	3.3%
Income (loss) from discontinued operations (net of income taxes)	0.1	(9.7)
Net income	$19.1	$8.7	119.5%

Basic earnings per share	$0.45	$0.21	114.3%
Diluted earnings per share	$0.45	$0.21	114.3%

Consolidated operating revenue for the third quarter of 2012 increased $20.8 million, or 5.5 percent, compared to the third quarter of 2011.  This increase was principally due to $25.7 million in higher revenue for ocean transportation, partially offset by $4.9 million in lower revenue from logistics services.

Operating costs and expenses for the third quarter of 2012 increased $17.5 million, or 5.0 percent, compared to the third quarter of 2011.  The increase was primarily due to a $21.7 million increase in operating costs for the ocean transportation segment, partially offset by a reduction in operating costs for the logistics segment of $4.2 million.  The reasons for the operating revenue and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income tax expense for the third quarter of 2012 was 37.1% of income from continuing operations before income taxes and increased by $0.6 million compared with the third quarter of 2011 due to Income from Continuing Operations for the three months ended September 30, 2012 remaining relatively flat compared to the three months ended September 30, 2011.

Due to the Separation, Matson has reclassified the operations from A&B as discontinued operations for the three months ended September 30, 2011.  Income from discontinued operations, net of tax, increased $9.8 million primarily due to the reduction in losses related to the shutdown of CLX2, partially offset by a reduction of income from A&B.  Due to the Separation there is no income from A&B reported in the three months ended September 30, 2012 as compared to net income of $4.4 million for the three months ended September 30, 2011.

Consolidated — Nine months ended September 30, 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2012	2011	Change
Operating revenue	$1,161.7	$1,087.7	6.8%
Operating costs and expenses	(1,088.9)	(1,020.9)	6.7%
Operating income	72.8	66.8	9.0%
Interest expense	(7.9)	(5.7)	38.6%
Income from continuing operations before income taxes	64.9	61.1	6.2%
Income tax expense	28.6	22.0	30.0%
Income from continuing operations	36.3	39.1	(7.2)%
(Loss) income from discontinued operations (net of income taxes)	(6.0)	(6.5)
Net income	$30.3	$32.6	(7.1)%

Basic earnings per share	$0.72	$0.78	(7.7)%
Diluted earnings per share	$0.71	$0.77	(7.8)%

Consolidated operating revenue for the nine months ended September 30, 2012 increased $74.0 million, or 6.8 percent, compared to the nine months ended September 30, 2011.  This increase was principally due to $92.0 million in higher revenue for ocean transportation, partially offset by $18.0 million in lower revenue from logistics services.

Operating costs and expenses for the nine months ended September 30, 2012 increased $68.0 million, or 6.7 percent, compared to the nine months ended September 30, 2011.  The increase was due to an $83.3 million increase in costs for the ocean transportation segment, which is inclusive of $8.6 million in Separation costs, offset by a reduction of cost in logistics services of $15.3 million.  The reasons for the operating revenue and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income tax expense during the nine months ended September 30, 2012 was 44.1% of income from continuing operations before income tax and increased by $6.6 million compared with the nine months ended September 30, 2011 due principally to certain non-recurring and non-deductible Separation related transaction costs and the re-measurement of uncertain tax positions in 2012 as required as part of the Separation tax accounting treatment.

Due to the Separation, Matson has reclassified the operations from A&B as discontinued operations for the nine months ended September 30, 2012 and 2011.  The loss from discontinued operations, net of tax, decreased $0.5 million primarily due to the increase in net loss recorded by A&B and the recognition of additional tax expense related to the separation, offset by the reduction in losses related to the shutdown of CLX2.  The change from net income to a net loss for A&B was due to an increase in consolidated operating costs and expenses, impairments of properties and a real estate joint venture recognized in the second quarter of 2012, and other expenses, which more than offset increases in A&B’s consolidated operating revenue and a decrease in taxes.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation — Three months ended September 30, 2012 compared with 2011

	Three Months Ended September 30,
(dollars in millions)	2012	2011	Change
Revenue	$307.1	$281.4	9.1%
Operating income(1)	$32.9	$28.9	13.8%
Operating income margin	10.7%	10.3%
Volume (Units)(2)
Hawaii containers	35,700	35,400	0.8%
Hawaii automobiles	22,200	19,700	12.7%
China containers	17,100	15,400	11.0%
Guam containers	6,500	3,400	91.2%

(1)         The Company incurred additional costs related to the shutdown of CLX2  that did not meet the criteria to be classified as discontinued operations of approximately $6.1 million for the three months ended September 30, 2011 and therefore reduced operating income by that amount.   Costs related to the shutdown of CLX2 included in Income from Continuing Operations during the three months ended September 30, 2012 were immaterial.

(2)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $25.7 million, or 9.1 percent, during the three months ended September 30, 2012 compared with the three months ended September 30, 2011. The increase was due principally to net volume growth, driven primarily by the exit of a major competitor from the Guam trade in mid-November 2011, increases in China trade freight rates and volume, partially offset by lower fuel surcharges resulting from lower fuel prices.

Container volume increased in all of the Company’s trades in the three months ended September 30, 2012 compared with the three months ended September 30, 2011: Hawaii container volume increased 0.8 percent due principally to a modest increase in demand; Hawaii automobile volume increased 12.7 percent due primarily to the timing of automobile rental fleet replacement; China container volume increased 11.0 percent due primarily to an additional sailing; Guam volume increased by 91.2 percent  due to gains related to the departure of a major competitor from the trade in mid-November 2011.

Ocean transportation operating income increased $4.0 million, or 13.8 percent, during the three months ended September 30, 2012 compared with the three months ended September 30, 2011. However, net of expense related to separation and shutdown of CLX2, operating income decreased by $1.8 million, or 5.1 percent. The decrease in operating income was principally due to increased costs related to vessel and barge dry-docking, higher outside transportation costs due to increased activity in the Guam trade, higher vessel expenses and higher general and administrative expenses. These increases were partially offset by higher volume in the Guam trade and increased freight rates and volume in the China trade.

The Company’s SSAT joint venture contributed $0.7 million to operating income during the third quarter ended September 30, 2012 compared with $2.8 million reported for the same period last year. The decline is primarily due to the loss of volume from several major customers.

Ocean Transportation — Nine months ended September 30, 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Revenue	$886.1	$794.1	11.6%
Operating income(1)	$69.9	$61.2	14.2%
Operating income margin	7.9%	7.7%
Volume (Units)(2)
Hawaii containers	102,100	105,000	(2.8)%
Hawaii automobiles	60,000	61,300	(2.1)%
China containers	46,000	43,200	6.5%
Guam containers	19,000	10,100	88.1%

(1)         The Company incurred additional costs related to the shutdown of CLX2 that did not meet the criteria to be classified as discontinued operations of approximately $0.5 million and $6.1 million and therefore reduced operating income for the nine months ended September 30, 2012 and 2011, respectively.

(2)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $92.0 million, or 11.6 percent, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.  The increase was due principally to net volume growth, driven primarily by the exit of a major competitor from the Guam trade in mid-November 2011, an increase in freight rates and volume in the China trade, and increased fuel surcharges resulting from higher fuel prices, partially offset by reduced volumes in the Hawaii trade.

Container and automobile volume decreased in the Hawaii trade in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011: Hawaii container volume decreased 2.8 percent due to market weakness, competitive pressures, and a modest market contraction resulting from direct foreign sourcing of cargo; Hawaii automobile volume decreased 2.1 percent due primarily to the timing of automobile rental fleet replacement. Container volume in the China and Guam trades increased during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011: China container volume increased 6.5 percent due to increased demand and a shift in direct foreign sourcing of cargo destined to Hawaii; Guam volume was higher, increasing 88.1 percent in the nine months, due to gains related to the departure of a major competitor from the trade in mid-November 2011.

Ocean transportation operating income increased $8.7 million, or 14.2 percent, in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011. However, net of expenses related to separation and shutdown of CLX2, operating income increased by $11.7 million, or 17.4 percent.  The increase in operating income was principally due to higher volume in the Guam trade and increased freight rates and volume in the China trade, partially offset by decreased volume in Hawaii, increased costs related to vessel and barge dry-docking and higher outside transportation costs due to increased activity in the Guam trade. The Company also incurred higher terminal handling costs due primarily to increased wharfage and container handling rates, higher vessel expenses and higher general and administrative expenses.

The Company’s SSAT joint venture contributed $3.1 million to operating income during the nine months ended September 30, 2012 compared with $6.8 million reported for the same period last year. The decline is primarily due to the loss of volume from several major customers.

Logistics — Three months ended September 30, 2012 compared with 2011

	Three Months Ended September 30,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$58.7	$60.9	(3.6)%
Highway revenue	35.6	38.3	(7.0)%
Total Revenue	$94.3	$99.2	(4.9)%
Operating income	$1.3	$2.0	(35.0)%
Operating income margin	1.4%	2.0%

Logistics revenue decreased $4.9 million, or 4.9 percent, during the three months ended September 30, 2012 compared with the three months ended September 30, 2011. This decrease was primarily the result of lower intermodal and highway volume. Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major international ocean carrier customer, partially offset by an increase in domestic volumes.  Highway volume decreased due to the loss of certain full truckload customers.

Logistics operating income decreased $0.7 million, or 35.0 percent, to $1.3 million during the three months ended September 30, 2012 compared with the three months ended September 30, 2011.  The decline in the operating income was primarily due to lower volume in intermodal and highway, lower yield in intermodal, partially offset by decreases in general and administrative expenses.

Logistics — Nine months ended September 30, 2012 compared with 2011

	Nine Months Ended September 30,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$170.5	$178.3	(4.4)%
Highway revenue	105.1	115.3	(8.8)%
Total Revenue	$275.6	$293.6	(6.1)%
Operating income	$2.9	$5.6	(48.2)%
Operating income margin	1.1%	1.9%

Logistics revenue for the nine months ended September 30, 2012, decreased $18.0 million, or 6.1 percent, compared with the nine months ended September 30, 2011.  This decrease was primarily due to lower intermodal and highway volumes. Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major ocean carrier customer, partially offset by an increase in domestic volumes. Highway volume decreased due to the loss of certain full truckload customers.

Logistics operating income for the nine months ended September 30, 2012 decreased $2.7 million, or 48.2 percent, compared with the nine months ended September 30, 2011.  The reduction in operating income was due to lower volume in the intermodal and highway businesses, partially offset by a decrease in general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity. Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows provided by operating activities totaled $66.5 million for the nine months ended September 30, 2012, compared with $71.3 million for the nine months ended September 30, 2011, a year-over-year decrease of $4.8 million.

Cash flows used in investing activities totaled $3.2 million for the nine months ended September 30, 2012, compared with cash flows used in investing activities of $8.9 million for the nine months ended September 30, 2011. The increase in cash flows provided by investing activities was due principally to the reduction of capital expenditures.  Capital expenditures for the nine months ended September 30, 2012 totaled $30.8 million compared with $39.5 million for the nine months ended September 30, 2011. The 2012 expenditures included $30.2 million for the purchase of ocean transportation-related assets and $0.6 million related to the purchase of logistics-related assets. Capital expenditures for the nine months ended September 30, 2011, totaled $39.5 million and included $37.7 million for the purchase of ocean transportation-related assets and $1.8 million related to the purchase of logistics-related assets.

Cash flows used in financing activities totaled $58.3 million for the nine months ended September 30, 2012, compared with $34.0 million in the nine months ended September 30, 2011. Cash flows used in financing activities were higher in 2012, primarily due to $185.1 million in net debt borrowings of which the majority was due to the Separation, offset by the distribution of $155.0 million to A&B upon Separation, and the payment of dividends to the Company’s shareholders of $33.1 million, of which $26.7 million was paid to the Former Parent Company’s shareholders in the first and second quarter, which have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next twelve months, including working capital, capital expenditures, dividends, and potential acquisitions.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables totaled $177.9 million at September 30, 2012, an increase of $0.4 million from December 31, 2011. The increase was due primarily to a $1.7 million increase in cash and cash equivalents partially offset by a reduction in accounts receivable of $1.3 million.

The Company entered into a new $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of September 30, 2012, the used portion of the Company’s revolving credit facility was $37.0 million, of which $30.0 million was from cash borrowings and $7.0 million was from letters of credit.

During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The overall weighted average coupon of the three tranches of debt is 3.97% and the overall weighted average duration of the three tranches of debt is 9.3 years.  The cash received from the issuance of three tranches of debt was partially utilized for the contribution of cash from Matson to A&B.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, however guaranteed by Matson’s significant subsidiaries, except for $72.6 million, as of September 30, 2012, of secured MatNav debt.

Total debt was $328.6 million as of September 30, 2012, compared with $197.6 million at the end of 2011.

Principal negative covenants as defined in Matson’s five-year revolving credit facility (“Credit Agreement”) and long term fixed rate debt include, but are not limited to:

a)             The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

b)             the ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

c)              The principal amount of priority debt at any time cannot exceed 20% of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10% of consolidated tangible assets.  Priority debt, as further defined in the Credit Agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of September 30, 2012, with a debt to consolidated EBITDA ratio of 1.99, consolidated EBITDA to interest expense ratio of 16.71, and priority debt to consolidated tangible assets ratio of 6.5%.

Balance Sheet:  The Company had working capital of $16.6 million at September 30, 2012, compared to a working capital deficit of $3.7 million at the end of 2011. The change in working capital is primarily due to the decrease in working capital deficit from discontinued operations of $25.3 million offset by increases in cash and cash equivalents.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2012, and herein incorporated by reference, are included in Note 3 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

The Business Outlook provides the Company’s views on current conditions and trends in the various markets it serves, recent Company performance and its near-term prospects. The following information updates the Company’s outlook for 2012 included on page 58 of the 2011 Form 10-K filed by the Former Parent Company with the SEC on February 28, 2012 and subsequent quarterly filings made by the Former Parent Company and the Company throughout 2012. All forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described on pages 19-29 of the 2011 Form 10-K referenced above.

The Company serves multiple domestic and international transportation markets and its operations are therefore impacted by regional, national and international economic conditions. Given its large operational presence in Hawaii, the Company’s volumes in the Hawaii trade are highly dependent on the future results of the overall Hawaii economy, and also specific economic sub-categories including construction activity in Hawaii, as well as other influences such as competitive carrier capacity in this trade.

In the China trade, volume is driven primarily by U.S. consumer demand for manufactured goods around key retail selling seasons while freight rates are impacted mainly by macro supply-demand balances. As a result, this trade has historically experienced significant volatility and seasonality in freight rates. Currently, there is a global surplus of container vessel capacity, which has been mitigated through vessel lay-ups and slow steaming, resulting in higher than expected freight rates. Sustaining current Transpacific rates depends primarily upon continued rational carrier management of industry capacity until the global surplus vessel capacity is absorbed by increased freight demand.

In the Guam trade, the competitive environment has historically impacted financial results and to a lesser degree, overall market volume. Currently, the Company is the sole carrier of containerized freight from the West Coast of the U.S. to Guam following the departure of its major competitor from the trade lane in mid-November of 2011.

All trade lanes typically experience seasonality in volume and generally follow a pattern of increasing volumes starting in the second quarter of each year culminating in a peak season throughout the third quarter, with subsequent weakening of demand thereafter in the fourth and first quarters. As a result, earnings tend to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability.

Ocean Transportation: Ocean Transportation’s performance is significantly influenced by freight volumes, freight rates, operating costs, and other factors, which continue to be highly dependent on general economic conditions, the future results of the overall Hawaii economy, and also specific economic sub-categories such as construction activity in Hawaii, fuel prices, Transpacific freight rates, the competitive environments in Hawaii, Guam and China, and other factors that cannot be predicted with certainty.

In the third quarter and throughout 2012, Hawaii container and auto volume was impacted by reduced construction activity, competitive rate pressures, a modest market contraction resulting from direct foreign sourcing of cargo, and the timing of automobile rental fleet replacements. These trends are expected to continue and future volume growth for the Hawaii trade in total will likely not exceed the growth in Hawaii’s GDP unless and until the state’s construction sector more rapidly recovers from a multi-year slowdown.  Consequently, Hawaii volumes are expected to remain flat for the remainder of 2012 compared to 2011 and only modest volume gains can be expected in 2013.

In the China trade, freight rates and volume and in the third quarter of 2012 continued to be higher than the comparable period a year ago, reflecting an improved general rate environment and restrained capacity by carriers. However, the Company expects to run its ships at less than full capacity heading into the end of the fourth quarter of 2012 and into the first quarter of 2013 as the trade enters its traditional slack season. Weaker demand, and correspondingly lower freight rates are expected during this period.

During the third quarter and throughout 2012, the Company has benefitted from strong volume in its Guam trade, and expects its increased volume activity to continue until a new competitor enters the market, the timing of which is unknown.

Given the traditional seasonality of ocean shipping, the Company expects its volume in the fourth quarter of 2012 to be lower than current levels. However, owing to the strong freight rate environment in the China trade and continued expected strong volume in the Guam trade the Company expects its Ocean Transportation segment operating income for the fourth quarter of 2012 to be significantly higher than the $13.0 million achieved in the fourth quarter of 2011.

Logistics: Logistics’ volume decreased in the third quarter of 2012, continuing year long lower volume levels, precipitated by the shutdown of the Company’s own CLX2 service in August of 2011 and the loss of a major ocean carrier customer in the third quarter of 2011. In response, the Company has taken cost-cutting measures to lower Logistics’ general and corporate overhead and is focused on organic growth in its intermodal and highway businesses. Logistics also initiated the roll-out of a domestic 53-foot container pilot program to improve profitability of the intermodal business. In addition, in the fourth quarter and beyond, Logistics will remain focused on expansion and improvement at its warehouse facilities.

As a result, the Logistics segment operating income for the fourth quarter is expected to be breakeven, but will be dependent upon continuing improvement at Logistics’ Northern California warehouse operations, continued oversight of expenses, improvement in the U.S. mainland economy, as well as competitive dynamics, cargo mix, available capacity in the market, reliability of the underlying carriers and other factors that cannot be predicted with certainty.

Other:  The Company expects capital expenditures for the fourth quarter to be approximately $10.0-15.0 million.

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

OTHER MATTERS

Dividends:  The Company’s fourth quarter dividend of $0.15 per share to shareholders was declared on October 25, 2012, to shareholders of record on November 8, 2012, and is payable on December 6, 2012.

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

GAAP to Non-GAAP Reconciliation: Information discussed includes non-GAAP measures. While Matson reports financial results in accordance with U.S. generally accepted accounting principles (GAAP), the Company also considers other non-GAAP measures to evaluate performance, make day-to-day operating decisions, help investors understand our ability to incur and service debt and to make capital expenditures, and to understand period-over-period operating results separate and apart from items that may, or could, have a disproportional positive or negative impact on results in any particular period. These non-GAAP measures include, but are not limited to, Operating Income from Continuing Operations net of non-recurring expenses or revenues (Adjusted Operating Income) at the Ocean Transportation segment level.

Adjusted income for the three and nine months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,
(dollars in millions)	2012	2011	Change
Operating Income	$32.9	$28.9	$4.0

Add: Separation Cost	0.3	—	0.3
Add: Shutdown of CLX2 Cost	—	6.1	(6.1)
Adjusted Ocean Transportation Operating Income	$33.2	$35.0	$(1.8)

	Nine Months Ended September 30,
	2012	2011	Change
Operating Income from Continuing Operations	$69.9	$61.2	$8.7
Add: Separation Cost	8.6	—	8.6
Add: Shutdown of CLX2 Cost	0.5	6.1	(5.6)
Adjusted Ocean Transportation Operating Income	$79.0	$67.3	$11.7

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

The Company’s fixed rate debt consists of $298.6 million in principal term notes. The Company’s variable rate debt consists of $30.0 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at September 30, 2012, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of September 30, 2012 (dollars in millions)
								Fair Value at
	2012	2013	2014	2015	2016	Thereafter	Total	September 30, 2012
Fixed rate	$3.5	$11.4	$11.4	$20.5	$20.5	$231.3	$298.6	$320.5
Average interest rate	4.7%	4.6%	4.6%	4.5%	4.5%	4.5%	4.6%
Variable rate	$10.0	$—	$—	$—	$—	$20.0	$30.0	$30.0
Average interest rate*	1.7%					1.7%	1.7%

*Estimated interest rates on variable debt are determined based on the rate in effect on September 30, 2012. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — 31, 2012	—	—	—	—
Aug 1 — 31, 2012	—	—	—	—
Sept 1 — 30, 2012	—	—	—	—

ITEM 6. EXHIBITS

31.1   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2   Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32    Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

MATSON, INC.
(Registrant)

Date: November 8, 2012	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 8, 2012	/s/ John E. Dennen
John E. Dennen
Vice President and Controller,
(principal accounting officer)