Form 10-K
period 2012-12-31
Matson, Inc.
filed 2013-03-01
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-34187

Matson, Inc.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1411 Sand Island Parkway

Honolulu, HI 96819

(Address of principal executive offices and zip code)

(808) 848-1211

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Number of shares of Common Stock outstanding at February 26, 2013: 42,672,456

Aggregate market value of Common Stock held by non-affiliates at June 30, 2012:

$1,170,057,488

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 25, 2013

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2012

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

“Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its primary operating company, Matson Navigation Company, Inc. (“MatNav”), and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also, the Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics: The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

Separation Transaction: On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies:

•                              Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a logistics company; and

•                              Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, amongst other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum permitted percentage of 22%.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

Prior to the completion of the Separation, the Company and A&B entered into a Separation and Distribution Agreement, a Tax Sharing Agreement and an Employee Matters Agreement, each dated June 8, 2012, that govern the post-Separation relationship.  In addition, the Company and A&B entered into a Transition Services Agreement, dated June 8, 2012, under which each company agreed to provide the other with various services on an interim, transitional basis, for up to 24 months.

Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between A&B and Matson in existence immediately prior to the Separation, were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution were terminated or canceled, subject to certain exceptions.

Matson incurred total cash outflows of $166.2 million in relation to the Separation.  The total cash outflows were made up of three components: capital contribution, capitalized debt financing costs and Separation related expenses referred to as Separation costs in the Consolidated Statements of Income and Comprehensive Income.  The Separation related expenses of $8.6 million and capitalized debt financing costs of $1.9 million are reported under the cash flows provided by operating activities from continuing operations and cash flows used in financing activities from continuing operations, respectively, since these costs do not qualify as discontinued operations.

The breakdown of Separation cash outflows were as follows (in millions):

Separation Cash Outflows
Capital contribution to A&B	$155.7
Separation costs	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

A.            BUSINESS DESCRIPTION

(1)           Freight Services

Matson’s Hawaii Service offers ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii.  Principal westbound cargoes carried by Matson to Hawaii include dry containers of mixed commodities, refrigerated commodities, packaged foods, building materials, automobiles and household goods.  Principal eastbound cargoes carried by Matson from Hawaii include automobiles, household goods, dry containers of mixed commodities, food and beverages and livestock.  The majority of Matson’s Hawaii Service revenue is derived from the westbound carriage of containerized freight and automobiles.

Matson’s China Service is part of an integrated Hawaii/Guam/China service.  This service employs five Matson containerships in a weekly service that carries cargo from the U.S. Pacific Coast to Honolulu, then to Guam.  The vessels continue to the ports of Xiamen, Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach.  These ships also carry cargo destined to and originating from the Guam and Micronesia Services.  For parts of 2011and 2010, Matson operated a second vessel string that employed five chartered containerships in a weekly service that carried cargo from the U.S. Pacific Coast directly to the ports of Hong Kong, Yantian and Shanghai in China, where they also loaded cargo to be discharged in Long Beach.  Operation of the second vessel string was terminated in the third quarter of 2011.

Matson’s Guam Service provides weekly container and conventional freight services between the U.S. Pacific Coast and Guam.  Additional freight destined to and from the Commonwealth of the Marianas Islands, the Republic of Palau and the island of Yap in the Federated States of Micronesia is transferred at Guam to and from connecting carriers for delivery to and from those locations.

Matson’s Micronesia Service offers container and conventional freight service between the U.S. Pacific Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands and the islands of Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia.  Cargo destined for these islands is transshipped through Guam.  In the fourth quarter of 2012, this transshipment service was expanded from one ship to three ships, with Matson maintaining the charter of the one ship and developing a connecting carrier agreement with the owner of the other two vessels. This vessel expansion allowed Matson to maintain a bi-weekly service while expanding its geographic reach to include Japan and Korea.

In January 2013, Matson purchased the primary assets of the former Reef Shipping Company, a South Pacific ocean carrier based in Auckland, New Zealand.  Matson has named its new business “Matson South Pacific,” which will transport freight between New Zealand and other South Pacific Islands, such as Fiji, Samoa, American Samoa, Tonga and Cook Islands.

See “Rate Regulation” below for a discussion of Matson’s freight rates.

(2)           Vessels

The Matson-owned fleet consists of 17 vessels representing an investment of approximately $1.2 billion: ten containerships; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge and two container barges equipped with cranes that serve the Neighbor Islands of Hawaii; and one container barge equipped with cranes that is available for charter.  The majority of vessels in the Matson fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act.

As a complement to its fleet, as of December 31, 2012, ocean transportation owned approximately 33,500 containers, 13,800 container chassis and generators, 900 auto-frames and miscellaneous other equipment. Capital expenditures incurred by ocean transportation in 2012 for vessels, equipment and systems totaled approximately $37.0 million.

Vessels owned by Matson as of December 31, 2012 are described below.

MATSON NAVIGATION COMPANY, INC.

OWNED FLEET

						Usable Cargo Capacity
				Maximum	Maximum	Containers		Vehicles		Molasses
	Official	Year		Speed	Deadweight	Reefer
Vessel Name	Number	Built	Length	(Knots)	(Long Tons)	Slots	TEUs(1)	Autos	Trailers	Short Tons

Diesel-Powered Ships
MAUNALEI	1181627	2006	681’ 1”	22.1	33,771	328	1,992	—	—	—
MANULANI	1168529	2005	712’ 0”	23.0	29,517	284	2,378	—	—	—
MAUNAWILI	1153166	2004	711’ 9”	23.0	29,517	284	2,378	—	—	—
MANUKAI	1141163	2003	711’ 9”	23.0	29,517	284	2,378	—	—	—
R. J. PFEIFFER	979814	1992	713’ 6”	23.0	27,100	300	2,245	—	—	—
MOKIHANA	655397	1983	860’ 2”	23.0	29,484	354	1,994	1,323	38	—
MANOA	651627	1982	860’ 2”	23.0	30,187	408	2,824	—	—	3,000
MAHIMAHI	653424	1982	860’ 2”	23.0	30,167	408	2,824	—	—	—

Steam-Powered Ships
KAUAI	621042	1980	720’ 5-1/2”	22.5	26,308	276	1,644	44	—	2,600
MAUI	591709	1978	720’ 5-1/2”	22.5	26,623	270	1,644	—	—	2,600
MATSONIA	553090	1973	760’ 0”	21.5	22,501	258	1,727	450	85	4,300
LURLINE	549900	1973	826’ 6”	21.5	22,213	246	1,646	761	55	2,100
LIHUE	530137	1971	787’ 8”	21.0	38,656	188	2,018	—	—	—

Barges
WAIALEALE (2)	978516	1991	345’ 0”	—	5,621	36	—	230	45	—
MAUNA KEA (3)	933804	1988	372’ 0”	—	6,837	70	379	—	—	—
MAUNA LOA (3)	676973	1984	350’ 0”	—	4,658	78	335	—	—	2,100
HALEAKALA (3)	676972	1984	350’ 0”	—	4,658	78	335	—	—	2,100

(1)          “Twenty-foot Equivalent Units” (including trailers). TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)          Roll-on/Roll-off Barge.

(3)          Container Barge.

(3)           Terminals

Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of MatNav, provides container stevedoring, container equipment maintenance and other terminal services for Matson and other ocean carriers at its 105-acre marine terminal in Honolulu.  Matson Terminals owns and operates seven cranes at the terminal, which handled approximately 327,900 lifts in 2012 (compared with 355,900 lifts in 2011).  The number of lifts decreased primarily due to the dry-docking of two of the Neighbor Island barges in 2012.  The terminal can accommodate three vessels at one time.  Matson Terminals’ lease with the State of Hawaii runs through September 2016.  Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators on the islands of Hawaii, Maui and Kauai.

SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the nature of the business.

(4)           Logistics and Other Services

Matson Logistics, Inc., a wholly-owned subsidiary of MatNav, is a transportation intermediary that provides rail, highway, warehousing and other third-party logistics services for North American customers and international ocean carrier customers, including Matson.  Through volume purchases of rail, motor carrier and ocean transportation services, augmented by such services as shipment tracking and tracing and single-vendor invoicing, Matson Logistics is able to reduce transportation costs for its customers.  Matson Logistics is headquartered in Concord, California, operates seven regional operating centers, including one in China, has sales offices in over 35 cities nationwide and operates through a network of agents throughout the U.S. Mainland.

Matson Logistics Warehousing principally provides warehousing and distribution services in Northern and Southern California and Savannah, Georgia.  Through Matson Logistics Warehousing, Matson Logistics provides its customers with a full suite of rail, highway, warehousing and distribution services.  In addition, Matson Logistics provides freight forwarding, consolidation, customs brokerage, purchase order management and Non Vessel Operating Common Carrier services through its supply chain segment.

(5)           Competition

Matson’s Hawaii Service has one major containership competitor, Horizon Lines, Inc., that serves Long Beach, Oakland, Tacoma and Honolulu.  The Hawaii Service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC that operates a roll-on/roll-off ship, specializing in the carriage of automobiles, large pieces of rolling stock, such as trucks and buses, as well as to a lesser extent household goods and containers.  Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide competition for Matson’s Hawaii Service. Asia, Australia, New Zealand, and South Pacific islands have direct foreign-flag services to Hawaii.  Mexico, South America and Europe have indirect foreign-flag services to Hawaii.  Other competitors in the Hawaii Service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes, and air cargo service providers.  Air freight competition for time-sensitive and perishable cargoes exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircraft and by generally higher air freight rates.  Over the years, additional barge competitors periodically have entered and left the U.S.-Hawaii trades, mostly from the Pacific Northwest.

Matson’s Guam Service had one major competitor, Horizon Lines, Inc., until November 2011 when Horizon Lines ended its service to that area.  Several foreign carriers also serve Guam with less frequent service, along with Waterman Steamship Corporation, a U.S.-flagged carrier, which periodically calls at Guam.

Matson vessels are operated on schedules that provide shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 150 westbound sailings per year, which is greater than its entire domestic ocean competitors’ sailings combined.  One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two per week with the potential for additional sailings.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its equipment, its efficiency and experience in handling cargoes of all types, and competitive pricing.

During 2012, approximately 65% of Matson’s revenues generated by ocean services came from trades that were subject to the Jones Act. The carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited by Section 27 of the Merchant Marine Act, 1920, commonly referred to as the Jones Act. The Jones Act is a long-standing cornerstone of U.S. maritime policy. Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens. U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are supervised by, as well as subject to rigorous inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members. Our trade route between Hawaii and the U.S. Pacific Coast represents the non-contiguous Jones Act market. Vessels operating on this trade route are required to be fully qualified Jones Act vessels. Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S.-crewed, but not U.S.-built.

Matson is a member of the American Maritime Partnership, which supports the retention of the Jones Act that regulates the transport of goods between U.S. ports. Cabotage laws, which reserve the right to ship cargo between domestic ports to domestic vessels, are not unique to the United States; similar laws are common around the world and exist in over 50 countries. In general, all interstate and intrastate marine commerce within the U.S. falls under the Jones Act, which is a cabotage law. As an island economy, Hawaii is highly dependent on ocean transportation. The Jones Act ensures frequent, reliable, roundtrip service to keep store shelves stocked, reduces inventory costs and helps move local products to market. The Company believes the Jones Act enjoys broad support from President Obama and both major political parties in both houses of Congress. The Company believes that the ongoing war on terrorism has further solidified political support for the Jones Act, as a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support. Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. operators, which must comply with such laws and regulations. The American Maritime Partnership seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.

Matson has operated its China Long Beach Express Service, CLX1, since February 2006.  Matson provides weekly containership service between the ports of Xiamen, Ningbo and Shanghai and the port of Long Beach.  En route to China, the ships stop at Honolulu, then Guam, carrying cargo destined to those areas.  From Honolulu, connecting service is provided to other ports in Hawaii.  From Guam, connecting service is provided to other Pacific islands.  The ships then continue from Guam to the ports of Xiamen, Ningbo and Shanghai, and return directly to Long Beach.  Matson operated a second China Long Beach Express Service, CLX2, between August 2010 and September 2011 when this service was terminated.  Major competitors in the China Service include large international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai, MSC, OOCL, “K” Line and NYK Line.  Matson competes by offering fast and reliable freight availability from Shanghai to Long Beach, using its newest and most fuel efficient ships, providing fixed day arrivals in Long Beach and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard and one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Xiamen, Ningbo and Shanghai.

Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and areas of service. Matson Logistics competes most directly with C.H. Robinson Worldwide, the Hub Group, and other large freight brokers and intermodal marketing companies. Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions. Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

(6)          Rate Regulation

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index (“zone of reasonableness”).  Matson raised its rates in its Hawaii service, effective January 1, 2012 and again January 1, 2013, by $175 per westbound container and $85 per eastbound container and its terminal handling charges by $50 per westbound container and $25 per eastbound container.  Matson did not implement a general rate increase in its Guam Service in 2012 or 2013 but did raise the Guam terminal handling charge in both years. Rising fuel-related costs caused Matson to raise its fuel-related surcharge from 40.5 percent to 45.5 percent in its Hawaii service effective February 26, 2012.  Because of increasing container volume related to the recent exit of a key competitor, Matson did not increase its fuel-related surcharge for its Guam Service at that time, keeping it at 42.0 percent.  Declines in fuel costs caused Matson to reduce its fuel-related surcharge to 42.0 percent in its Hawaii service and 38.5 percent in its Guam service, effective June 17, 2012.  Declines in fuel costs continued, and Matson further reduced its fuel-related surcharge to 39.0 percent in its Hawaii service and to 35.5 percent in its Guam service, effective July 15, 2012.  After that, fuel prices and fuel-related costs began rising substantially, and Matson raised its fuel-related surcharge to 43.5 percent in its Hawaii service and 40.0 percent in its Guam service, effective October 7, 2012.  Matson’s China Service is subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  No such zone of reasonableness applies under FMC regulation.

B.            Employees and Labor Relations

As of December 31, 2012, Matson and its subsidiaries had approximately 1,068 employees.  Approximately 23 percent were covered by collective bargaining agreements with unions, with less than one percent of Matson employees covered by bargaining agreements expiring in 2013.

At December 31, 2012, the active Matson fleet employed seagoing personnel in 203 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s agreements with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2008 through June 2013. Contracts that Matson has with the American Radio Association were renewed in mid-2009 through August 15, 2013.  Contracts that Matson has with the Masters, Mates & Pilots will expire on August 15, 2023 for thirteen vessels and on August 15, 2018 for one managed vessel, and Matson’s contract with the Marine Engineers Beneficial Association will expire on August 15, 2018.

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  In the last 40 years, only once in 2002 when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast has Matson’s operations been disrupted significantly by labor disputes.

SSAT, the previously-described joint venture of Matson and SSA, provides stevedoring and terminal services for Matson vessels calling at U.S. Pacific Coast ports.  Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”) which, on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A six-year PMA/ILWU Master Contract, which covers all Pacific Coast longshore labor, was negotiated in 2008 and will expire on June 30, 2014.  Matson Terminals provides stevedoring and terminal services to Matson and other vessel operators calling at Honolulu and on the islands of Hawaii, Maui and Kauai.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  In 2008, Matson signed six-year agreements with each of the ILWU units, which will expire on June 30, 2014.

During 2010, Matson maintained its collective bargaining agreements with ILWU clerical workers in Honolulu and Oakland, which are in effect through June 2014.  The bargaining agreement with ILWU clerical workers in Long Beach was renegotiated in 2010 for another three-year period.  Matson expects to renegotiate a new agreement before expiration on June 30, 2013.  The health & welfare and pension provisions were not renegotiated; however, the parties agreed to match the provisions that are negotiated between the ILWU clerical workers in Long Beach and the other employers.  These employers reached a new five-year agreement in December 2012 that was ratified by the ILWU clerical workers membership in February 2013, and will expire on June 30, 2017.

During 2012, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to any one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  If any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Also, Matson participates in a multiemployer pension plan for its office clerical workers in Long Beach.  Matson Terminals participates in two multiemployer pension plans for its Hawaii ILWU non-clerical employees.  For a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans, see Note 8 (“Employee Benefit Plans”) to Matson’s consolidated financial statements in Item 8 of Part II below.

C.            Energy

Matson purchases residual fuel oil, lubricants, gasoline and diesel fuel for its operations and also pays fuel surcharges to drayage providers and rail carriers.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2012, Matson used approximately 1.9 million barrels of residual fuel oil for its vessels, compared with 2.5 million barrels in 2011 (which included fuel for Matson’s CLX2 service that was discontinued in the third quarter of 2011) at an average price of $109.41 and $101.19 for the years ended December 31, 2012 and 2011, respectively.

D.            Available Information

Matson files reports with the Securities and Exchange Commission (the “SEC”).  The reports and other information filed include: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports and information filed under the Securities Exchange Act of 1934 (the “Exchange Act”).

The public may read and copy any materials Matson files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Matson and other issuers that file electronically with the SEC.  The address of that website is www.sec.gov.

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  The address of Matson’s Internet website is www.matson.com.

ITEM 1A.  RISK FACTORS

Matson’s business faces the risks set forth below, which may adversely affect our business, financial condition and operating results.  All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Risks Relating To Operations

Changes in U.S., global, or regional economic conditions that result in a further decrease in consumer confidence or market demand for the Company’s services and products in Hawaii, the U.S. Mainland, Guam, Asia or South Pacific may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A continuation or further weakening of the U.S., Guam, Asian, South Pacific or global economies may adversely impact the level of freight volumes and freight rates. Within the U.S., a further weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the further weakening of consumer confidence, market demand or the economy in the U.S. Mainland, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes or rates.  In addition, overcapacity in the global or transpacific ocean transportation markets or a change in the cost of goods or currency exchange rates may adversely affect freight volumes and rates in the Company’s China service.

In addition, the Company could be impacted by the possible impact of cuts to federal programs, including Defense Department programs, as result of a federal sequestration scheduled to take place in March, 2013.  The Budget Control Act could impose an estimated $1.2 trillion in future federal spending cuts if budget deficit targets are not achieved. While Congress is discussing various options to prevent or defer sequestration, we cannot predict whether any such efforts will succeed. The impact of sequestration on our carriage of military cargo is unknown; however, it is possible that a funding delay could have a material adverse impact on our business, financial condition and results of operations.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of ships or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.

One current competitor, Pasha Hawaii Transport Lines, announced that it intends to place a second ship into its Hawaii service as early as 2014.  The extent of this market entry, in terms of sailing frequency, service reliability, slot availability, cargo configuration and service differentiation, is unknown.  However, there may be a period of competitive disruption impacting rates and volumes following this market entry that would impact all carriers in the Hawaii trade, including Matson.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with key vendors, agents and customers, and derive a significant portion of their revenues from the Company’s largest customers. The Company’s business relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers. Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business. For 2012, the Company’s ocean transportation business’ ten largest customers accounted for approximately 23 percent of the business’ revenue.  For 2012, the Company’s logistics business’ ten largest customers accounted for approximately 26 percent of the business’ revenue. The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s ocean transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions. Increases in fuel costs also can lead to other expense increases, through, for example, increased costs of energy and purchased transportation services.  In the Company’s ocean transportation and logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense. Changes in the Company’s ability to collect fuel surcharges may adversely affect its results of operations.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company’s operations.

As of December 31, 2012, the Company had approximately 1,068 regular full-time employees, of which approximately 23 percent were covered by collective bargaining agreements with unions. The Company could be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices. Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

The Company is susceptible to weather and natural disasters.

The Company’s operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes. Such events will interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events.  In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations, and may cause serious damage to its vessels, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company’s business.

The Company maintains casualty insurance under policies it believes to be adequate and appropriate. These policies are generally subject to large retentions and deductibles. Some types of losses, such as losses resulting from a port blockage, generally are not insured. In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk. Other risks are uninsured because insurance coverage may not be commercially available. Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

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

The Company is highly dependent on information technology systems. These dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems. All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions.  The Company may experience failures caused by the occurrence of a natural disaster, computer hacking or viruses or other unanticipated problems at the Company’s facilities. Any failure of the Company’s systems could result in interruptions in its service or production, reductions in its revenue and profits and damage to its reputation.

Loss of the Company’s key personnel could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees. The loss of the services of key personnel could adversely affect the Company’s future operating results because of such employee’s experience and knowledge of the Company’s business and customer relationships. If key employees depart, the Company may have to incur significant costs to replace them, and the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner. The Company does not expect to maintain key person insurance on any of its key personnel.

The Company is involved in a joint venture and is subject to risks associated with joint venture relationships.

The Company is involved in the SSAT joint venture, and may initiate future joint venture projects. A joint venture involves certain risks such as:

•      the Company may not have voting control over the joint venture;

•      the Company may not be able to maintain good relationships with its venture partners;

•      the venture partner at any time may have economic or business interests that are inconsistent with the Company’s;

•      the venture partner may fail to fund its share of capital for operations, or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company;

•      the joint venture or venture partner could lose key personnel; and

•      the venture partner could become bankrupt, requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

In addition, the Company relies on the SSAT joint venture for its stevedoring services on the West Coast of the U.S. market.

The Company is subject to risks associated with conducting business in a foreign shipping market.

Matson’s China, Micronesia and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

•      challenges in operating in foreign countries and doing business and developing relationships with foreign companies;

•      difficulties in staffing and managing foreign operations;

•      U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;

•      global vessel overcapacity that may lead to decreases in volumes and shipping rates;

•      competition with established and new carriers;

•      currency exchange rate fluctuations;

•      political and economic instability;

•      protectionist measures that may affect the Company’s operation of its wholly-owned foreign enterprise; and

•      challenges caused by cultural differences.

Any of these risks has the potential to adversely affect the Company’s operating results.

The Company’s logistics segment is dependent upon third parties for equipment, capacity and services essential to operate the Company’s logistics business, and if the Company fails to secure sufficient third party services, its business could be adversely affected.

The Company’s logistics segment is dependent upon rail, truck and ocean transportation services provided by independent third parties. If the Company cannot secure sufficient transportation equipment, capacity or services from these third parties at a reasonable rate to meet its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis. As a result, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

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

The Company’s growth strategy includes expansion through acquisitions.  Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management’s attention from other business issues and opportunities. The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures. The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company. The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, thereby adversely affecting Hawaii’s economy and the Company.  Additionally, future terrorist attacks could increase the volatility in the U.S. and worldwide financial markets. Acts of war or terrorism may be directed at the Company’s shipping operations, or may cause the U.S. government to take control of Matson’s vessels for military operation.  Heightened security measures potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company’s business and results of operations.

The Separation may expose us or our shareholders to significant liabilities, or prevent us from undertaking certain desirable transactions.

The Company and A&B entered into a number of agreements in connection with the Separation that set forth certain rights and obligations of the parties post-Separation, including a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement. The Company possesses certain rights under those agreements, including indemnification rights from certain liabilities allocated to A&B. The failure of A&B to perform its obligations under the Separation related agreements could have an adverse effect on the Company’s financial condition, results of operations and cash flows.  In addition, the Company received a private letter ruling from the Internal Revenue Service (“IRS”), as well as an opinion from Skadden, Arps, Slate, Meagher & Flom LLP (which opinion relies on the effectiveness of the IRS ruling), substantially to the effect that, among other things, the Separation and the distribution of shares, taken together, will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code. If there is a determination that the Separation and the distribution is taxable for U.S. federal income tax purposes, we, A&B, and their respective investors could become subject to significant tax and other liabilities and costs.  In addition, in order to preserve the tax free nature of the Separation, the parties have agreed not to issue equity securities representing 50 percent or more of their equity interests, acquire businesses or assets by issuing securities representing 50 percent or more of their equity interests or become parties to mergers or asset transfers that could jeopardize the tax-free status of the Separation.

Risks Relating to Financial Matters

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

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include the maintenance of minimum shareholders’ equity levels, a maximum ratio of debt to earnings before interest, depreciation, amortization, and taxes, and the maintenance of no more than a maximum amount of priority debt as a percentage of consolidated tangible assets. If the Company does not maintain the required covenants, and that breach of covenants is not cured timely or waived by the lenders, resulting in default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable. The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and post-retirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations. Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition. In addition, a change in federal law, including changes to the Employee Retirement Income Security Act or Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multiemployer pension plans and plan funding.  These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions. Although the Company has frozen the pension plan and actively sought to control increases in these costs, there can be no assurance that it will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

The Company may have exposure under its multiemployer pension and postretirement plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.

The Company contributes to various multiemployer pension plans. In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits. Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations. If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits. In addition, if a multiemployer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes.

Risks Relating to Legal and Legislative Matters

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental matters, and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC. For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings.  If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.  For a description of significant legal proceedings involving the Company, see “Legal Proceedings” below.

Repeal, substantial amendment, or waiver of the Jones Act or its application could have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels were to enter the Hawaii market, the Company’s business would be adversely affected. In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act. If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

Noncompliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including cabotage laws, government rate regulations, and environmental regulations including those relating to air quality initiatives at port locations, including, but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Clean Water Act, the Invasive Species Act and the Clean Air Act. Continued compliance with these laws and regulations may result in additional costs and changes in operating procedures that may adversely affect the Company’s business. Noncompliance with, or changes to, the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition and results of operations. In addition, changes in environmental laws impacting the business, including passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gasses, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not all be able to be recovered through increased payments from customers.  Further changes to these laws and regulations could adversely affect the Company. Climate change legislation, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, if enacted, may have an adverse effect on the Company’s business.

Risks Related to Capital Structure

The Company’s business could be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Certain provisions of the Company’s articles of incorporation protect the Company’s ability to maintain its status as a U.S. citizen under the Jones Act. Although the Company believes it currently is a U.S. citizen under the Jones Act, if non-U.S. citizens were able to defeat such articles of incorporation restrictions and own in the aggregate more than 25 percent of the Company’s common stock, the Company would no longer be considered a U.S. citizen under the Jones Act. Such an event could result in the Company’s ineligibility to engage in coastwise trade and the imposition of substantial penalties against it, including seizure or forfeiture of its vessels, which could have an adverse effect on the Company’s financial condition and results of operation.

The Company has a shareholder rights plan, or poison pill, which could affect the price of its common stock and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire the Company.

On June 8, 2012, the Company’s board of directors adopted a shareholder rights plan, commonly known as a “poison pill.” The poison pill may discourage, delay, or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger, or similar transaction. Such an acquirer could be prevented from consummating one of these transactions even if the Company’s shareholders might receive a premium for their shares over then-current market prices.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 3.  LEGAL PROCEEDINGS

See “Business and Properties — Business Description - Rate Regulation” above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

On April 21, 2008, MatNav was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused primarily on the Puerto Rico trade, it also includes pricing and other competitive practices in connection with all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson has cooperated, and will continue to cooperate, fully with the Department of Justice.  If the Department of Justice believes that any violations have occurred on the part of Matson, it could seek civil or criminal sanctions, including monetary fines.  The Company is unable to predict, at this time, the outcome or financial impact, if any, of this investigation.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material adverse effect on Matson’s results of operations or financial position.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Concurrently with the Separation, the Company changed its trading symbol to MATX.  Common stock, prior to the completion of the Separation, had traded on the New York Stock Exchange under the ticker symbol “ALEX”.  Following the completion of the Separation, Matson’s common stock has traded on the New York Stock Exchange under the symbol “MATX.” As of February 26, 2013, there were 2,710 shareholders of record of Matson common stock. In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Matson, Inc., the S&P 500 Index, and the Dow Jones US Industrial Transportation TSM Index

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Copyright© 2013 Dow Jones & Co. All rights reserved.

Trading volume averaged 245,085 shares a day in 2012 compared with 254,081 shares a day in 2011 and 201,147 shares a day in 2010.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for 2012 and 2011, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2012
First Quarter	$0.315	$49.49	$40.64	$48.45
Second Quarter	$0.315	$53.71	$47.22	$53.25
Third Quarter	$0.150	$30.30	$19.96	$20.91
Fourth Quarter	$0.150	$25.23	$20.00	$24.72

2011
First Quarter	$0.315	$46.00	$39.18	$45.65
Second Quarter	$0.315	$55.50	$44.50	$48.16
Third Quarter	$0.315	$51.66	$36.48	$36.53
Fourth Quarter	$0.315	$45.53	$33.09	$40.82

On June 29, 2012, the Company completed the Separation, which included the distribution of all shares of A&B to the Company’s shareholders.  In the table above, market prices include the value of A&B through June 29, 2012. Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

The Company did not repurchase any of its common stock in 2012, 2011 or 2010.

Securities authorized for issuance under equity compensation plans as of December 31, 2012, included:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,353,391	$21.15	6,197,202
Equity compensation plans not approved by security holders	—	—	—
Total	1,353,391	$21.15	6,197,202

ITEM 6. SELECTED FINANCIAL DATA

The following  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2012	2011(1)	2010(1)	2009(1)	2008(1)
Revenue:
Ocean transportation	$1,189.8	$1,076.2	$1,015.0	$888.2	$1,022.8
Logistics	370.2	386.4	355.6	320.9	436.0
Total operating revenue	$1,560.0	$1,462.6	$1,370.6	$1,209.1	$1,458.8

Operating Income:
Ocean transportation(2)	$96.6	$73.7	$118.3	$57.8	$105.6
Logistics	0.1	4.9	7.1	6.7	18.5
Operating Income	96.7	78.6	125.4	64.5	124.1
Interest expense	(11.7)	(7.7)	(8.2)	(9.0)	(11.6)
Income from Continuing Operations Before Income Taxes	85.0	70.9	117.2	55.5	112.5
Income tax expense	33.0	25.1	46.7	22.5	42.5
Income From Continuing Operations	52.0	45.8	70.5	33.0	70.0
Income (Loss) From Discontinued Operations (net of income taxes)	(6.1)	(11.6)	21.6	11.2	62.4
Net Income	$45.9	$34.2	$92.1	$44.2	$132.4

Identifiable Assets:
Ocean transportation(3)	$1,097.2	$1,083.9	$1,084.7	$1,095.2	$1,153.9
Logistics(4)	77.1	76.4	73.8	72.4	74.2
Other(5)	—	1,384.0	1,336.1	1,212.0	1,122.1
Total assets	$1,174.3	$2,544.3	$2,494.6	$2,379.6	$2,350.2

Capital Expenditures for Continuing Operations:
Ocean transportation	$37.0	$44.2	$69.4	$12.7	$35.5
Logistics(6)	1.1	3.0	1.8	0.6	2.4
Total capital expenditures	$38.1	$47.2	$71.2	$13.3	$37.9

Depreciation and Amortization from Continuing Operations:
Ocean transportation	$69.1	$68.4	$67.6	$67.1	$66.1
Logistics	3.4	3.2	3.2	3.5	2.3
Total depreciation and amortization	$72.5	$71.6	$70.8	$70.6	$68.4

Earnings per share:
From continuing operations:
Basic	1.23	1.10	1.71	0.80	1.70
Diluted	1.22	1.09	1.70	0.80	1.69
Net income:
Basic	1.09	0.82	2.23	1.08	3.21
Diluted	1.08	0.81	2.22	1.08	3.19

Return on average equity	6.5%	3.2%	8.6%	4.1%	12.0%
Cash dividends per share	0.93	1.26	1.26	1.26	1.235

At Year End
Shareholders of record	2,729	2,923	3,079	3,197	3,269
Shares outstanding	42.6	41.7	41.3	41.0	41.0
Long-term debt – non-current	302.7	180.1	136.6	148.1	162.7

(1)              Prior year amounts restated for amounts treated as discontinued operations.

(2)              The ocean transportation segment includes approximately $3.2 million, $8.6 million, $12.8 million, $6.2 million, and $5.2 million of equity in earnings from its investment in SSAT for 2012, 2011, 2010, 2009 and 2008, respectively.

(3)              The ocean transportation segment includes approximately $59.6 million, $56.5 million, $52.9 million, $47.2 million, and $44.6 million, related to its investment in SSAT as of December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

(4)     Includes goodwill of $27.0 million as of December 31, 2012, 2011 and 2010.

(5)              Includes assets related to discontinued operations from A&B and CLX2 of $1.4 billion, $1.3 billion, $1.2 billion and $1.1 billion as of December 31, 2011, 2010, 2009 and 2008, respectively.

(6)              Excludes expenditures related to Matson Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives. These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company. Except for historical information contained in these written or oral communications, such communications contain forward-looking statements. These include, for example, all references to 2013 or future years. New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference. The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•                  Consolidated Results of Operations

•                  Analysis of Operating Revenue and Income by Segment

•                  Liquidity and Capital Resources

•                  Contractual Obligations, Commitments, Contingencies and Off-Balance-Sheet Arrangements

•                  Business Outlook

•                  Other Matters

BUSINESS OVERVIEW

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc., a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China.  Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also, the Company has a 35 percent ownership interest in SSA Terminals, LLC through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics: The logistics segment of Matson’s business, which is conducted through Logistics, is an asset-light based business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services.  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc., a wholly-owned subsidiary of Logistics.

Separation Transaction: The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

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

The Company considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c) use of different estimates by the Company could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of the Company. The critical accounting estimates inherent in the preparation of the Company’s financial statements are described below.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  The Company’s long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable.  In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment.  During 2012 the Company determined that it had an impairment related to intangible assets at Logistics.  The Company recorded impairment expense of $2.1 million for 2012, which is included in operating expense on the Consolidated Statement of Income and Comprehensive Income.  No impairment charges were recorded in 2011, and 2010. These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investments: The Company’s investment in its terminal joint venture is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the unconsolidated joint venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.  The Company has evaluated its investment in SSAT for impairment and no impairment charges were recorded in 2012, 2011 and 2010 as a result of this process.

Impairment of Vessels: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available. The Company’s vessels and equipment are reviewed for possible impairment annually and whenever events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable. In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.  The Company has not recorded any impairment related to its vessels for the years ended December 31, 2012, 2011 and 2010, respectively.

Additional information about the Company’s vessels as of December 31, 2012 is as follows:

		Gross Book Value	Net Book Value
	Purchase	as of	as of
	Date	December 31, 2012	December 31, 2012
MAUNALEI	September 2006	$158.1	$125.1
MANULANI	June 2005	152.1	114.3
MAUNAWILI	September 2004	103.8	76.2
MANUKAI	September 2003	106.0	74.5
R.J. PFEIFFER	August 1992	161.6	58.1
MOKIHANA	January 1996	100.5	36.2
MANOA	January 1996	64.8	18.8
KAUAI	September 1980	91.6	18.4
MAHIMAHI	January 1996	62.3	18.2
MAUI	June 1978	77.8	11.8
WAIALEALE	November 1991	11.0	3.5
HALEAKALA	December 1984	15.3	3.4
LURLINE	August 1998	17.9	2.5
MATSONIA	October 1987	95.6	2.4
MAUNA KEA	August 1988	10.2	2.2
MAUNA LOA	December 1984	12.7	2.2
LIHUE	January 1996	7.8	1.9
Total vessels		$1,249.1	$569.7

Legal Contingencies: The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, and claims related to coastwise trading matters. The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of counsel and other information and events that may pertain to a particular matter. Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates. In making determinations of likely outcomes of litigation matters, the Company considers many factors. These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status. A detailed discussion of significant litigation matters is contained in Note 11 to the Consolidated Financial Statements.

Self-Insured Liabilities: The Company is self-insured for certain losses including, but not limited to, employee health, workers’ compensation, general liability, real and personal property. Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims. When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties. Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities. The Company’s self-insured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Goodwill: The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”). The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows. Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s business, financial condition and results of operations.  The Company has not recorded any impairment related to its goodwill for the years ended December 31, 2012, 2011 and 2010, respectively.

Pension and Post-Retirement Estimates:  The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions. These assumptions include the following factors:

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

The 2012 net periodic costs for qualified pension and post-retirement plans were determined using discount rates of 4.8 percent and 4.9 percent, respectively. The benefit obligations for qualified pension and post-retirement benefit plans, as of December 31, 2012, were determined using discount rates of 4.2 percent and 4.3 percent, respectively. For the Company’s non-qualified pension plans, the 2012 net periodic cost was determined using a discount rate of 3.9 percent and the December 31, 2012 obligation was determined using a discount rate of 2.4 percent. The discount rate used for determining the year-end benefit obligation was generally calculated using a weighting of expected benefit payments and rates associated with high-quality U.S. corporate bonds for each year of expected payment to derive a single estimated rate at which the benefits could be effectively settled at December 31, 2012.

The expected return on plan assets of 8.3 percent was based on historical trends combined with long-term expectations, the mix of plan assets, asset class returns, and long-term inflation assumptions. One-, three-, and five-year pension returns (losses) were 15.2 percent, 8.4 percent, and (0.1) percent, respectively. The Company’s long-term rate of return (since inception in 1989) was 8.3 percent.

As of December 31, 2012, the Company’s post-retirement obligations were measured using an initial 8.0 percent health care cost trend rate, decreasing by 0.5 percent annually until the ultimate rate of 4.5 percent is reached in 2020.

Lowering the expected long-term rate of return on the Company’s qualified pension plan assets by one-half of one percent would have increased pre-tax pension expense for 2012 by approximately $0.6 million. Lowering the discount rate assumption by one-half of one percentage point would have increased pre-tax pension expense for the qualified pension plans by approximately $0.8 million. Additional information about the Company’s benefit plans is included in Note 8 to the Consolidated Financial Statements.

As of December 31, 2012, the market value of the Company’s qualified defined benefit pension plan assets totaled approximately $149.2 million, compared with $126.0 million as of December 31, 2011. The recorded net pension liability was approximately $60.9 million as of December 31, 2012 and approximately $66.6 million as of December 31, 2011. The Company expects to make contributions totaling $3.5 million to its qualified defined benefit pension plans in 2013. The Company’s contributions to these qualified pension plans were approximately $13.3 million in 2012, $4.4 million in 2011 and $5.9 million in 2010.

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

Accounting Standards Updates: Accounting standards updates effective after December 31, 2012, are not expected to have a material effect on the Company’s consolidated financial position or results of operations.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the consolidated financial condition and results of operations of Matson, Inc. and its subsidiaries (collectively, the “Company”) should be read in conjunction with the consolidated financial statements and related notes thereto.

2012 vs. 2011

	Years Ended December 31,
(dollars in millions, except per share amounts)	2012	2011	Change

Operating revenue	$1,560.0	$1,462.6	6.7%
Operating costs and expenses	(1,463.3)	(1,384.0)	5.7%
Operating income	96.7	78.6	23.0%
Interest expense	(11.7)	(7.7)	51.9%
Income from continuing operations before income taxes	85.0	70.9	19.9%
Income tax expense	33.0	25.1	31.5%
Income from continuing operations	52.0	45.8	13.5%
Loss from discontinued operations (net of income taxes)	(6.1)	(11.6)
Net income	$45.9	$34.2	34.2%

Basic earnings per share	$1.09	$0.82	32.9%
Diluted earnings per share	$1.08	$0.81	33.3%

Consolidated Operating Revenue for the year ended December 31, 2012 increased $97.4 million, or 6.7 percent, compared to the year ended December 31, 2011.  This increase was principally due to $113.6 million in higher revenue for ocean transportation, partially offset by $16.2 million in lower revenue from logistics.  The reasons for the operating revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Operating Costs and Expenses for the year ended December 31, 2012 increased $79.3 million, or 5.7 percent, compared to the year ended December 31, 2011.  The increase was due to a $90.7 million increase in costs for the ocean transportation segment, which is inclusive of $8.6 million in Separation costs, offset by a reduction of cost in logistics of $11.4 million.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2012 was 38.8 percent of income from continuing operations before income tax as compared to 35.4 percent in 2011 and increased by $7.9 million compared with the year ended December 31, 2011 due principally to certain non-recurring and non-deductible Separation related transaction costs and the re-measurement of uncertain tax positions in 2012 as required as part of the Separation tax accounting treatment.

The fourth quarter 2012 tax rate was less than the tax rates for each of the preceding quarters in 2012 for the following two reasons.  First, the Company recorded a tax provision benefit in the fourth quarter 2012 for re-valuation of deferred state tax liabilities caused by a reduction in the Company’s California income apportionment factors under the state’s single-sales factor apportionment requirement, which became mandatory as a result of new legislation in the fourth quarter 2012.  Second, the Company recorded a tax provision benefit in the fourth quarter 2012 for a reduction of certain unrecognized tax benefit reserves caused by lapses in the statute of limitations for certain periods and jurisdictions in the fourth quarter 2012.

Loss from Discontinued Operations during the year ended December 31, 2012 decreased $5.5 million.  Due to the Separation on June 29, 2012, Matson has restated the operations for the six and twelve months ended June 30, 2012 and December 31, 2011, respectively, from A&B as discontinued operations.  The loss from discontinued operations, net of tax, decreased primarily due to the reduction in losses related to the shutdown of CLX2 offset by the increase in net loss recorded by A&B and the recognition of additional tax expense related to the Separation.  The change from net income to a net loss for A&B was due to an increase in consolidated operating costs and expenses, impairments of properties and a real estate joint venture recognized in the second quarter of 2012, and other expenses, which more than offset increases in A&B’s consolidated operating revenue and a decrease in taxes.

2011 vs. 2010

	Years Ended December 31,
(dollars in millions, except per share amounts)	2011	2010	Change
Operating revenue	$1,462.6	$1,370.6	6.7%
Operating costs and expenses	(1,384.0)	(1,245.2)	11.1%
Operating income	78.6	125.4	(37.3)%
Interest expense	(7.7)	(8.2)	(6.1)%
Income from continuing operations before income taxes	70.9	117.2	(39.5)%
Income tax expense	25.1	46.7	(46.3)%
Income from continuing operations	45.8	70.5	(35.0)%
(Loss) income from discontinued operations (net of income taxes)	(11.6)	21.6
Net income	$34.2	$92.1	(62.9)%

Basic earnings per share	$0.82	$2.23	(63.2)%
Diluted earnings per share	$0.81	$2.22	(63.5)%

Consolidated Operating Revenue for 2011 increased 6.7 percent, or $92.0 million, to $1,462.6 million. This increase was due to $61.2 million in higher ocean transportation revenue and $30.8 million in greater revenue from Logistics.  The reasons for the operating revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Operating Costs and Expenses for 2011 increased by 11.1 percent, or $138.8 million, to $1,384.0 million. Ocean transportation costs increased $105.8 million and logistics costs increased by $33.0 million.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Taxes were lower in 2011 compared with 2010 on an absolute basis due principally to lower income. The effective tax rate in 2011 was 35.4 percent which was a decrease from 39.8 percent in 2010, due principally to deductible expenses in both periods that had a greater impact on the 2011 effective rate because of the lower income relative to 2010.

Discontinued Operations were lower in 2011 compared with 2010 due to the loss associated with the shutdown of CLX2.  The loss related to CLX2 was partially offset by the change from a net loss to net income by A&B, which was reclassified to discontinued operations as a result of the Separation.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Reportable Segments is included in Part II Item 6 and Note 13 to the Consolidated Financial Statements. The following information should be read in relation to the information contained in those sections.

Ocean Transportation; 2012 compared with 2011

	Years Ended December 31,
(dollars in millions)	2012	2011	Change
Revenue	$1,189.8	$1,076.2	10.6%
Operating income(1)	$96.6	$73.7	31.1%
Operating income margin	8.1%	6.8%

Volume (Units)(2)
Hawaii containers	137,200	140,000	(2.0)%
Hawaii automobiles	78,800	81,000	(2.7)%
China containers	60,000	59,000	1.7%
Guam containers	25,500	15,200	67.8%

(1) The Company incurred additional costs related to the shutdown of CLX2 that did not meet the criteria to be classified as discontinued operations of approximately $0.5 million and $7.1 million and therefore reduced operating income for the year ended December 31, 2012 and 2011, respectively.

(2) Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $113.6 million, or 10.6 percent, in the year ended December 31, 2012 compared with the year ended December 31, 2011.  The increase was due principally to significantly higher volume in the Guam trade that resulted from the exit of a major competitor in that trade in late 2011, an increase in China freight rates and increased fuel surcharges resulting from higher fuel prices, partially offset by reduced volumes in the Hawaii trade.

Container and automobile volume decreased in the Hawaii trade in the year ended December 31, 2012 compared with the year ended December 31, 2011: Hawaii container volume decreased 2.0 percent due to market weakness, competitive pressures, and a modest market contraction resulting from direct foreign sourcing of cargo; Hawaii automobile volume decreased 2.7 percent due primarily to the timing of automobile rental fleet replacement. Container volume in the China and Guam trades increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011: China container volume increased 1.7 percent due to increased demand and a shift in direct foreign sourcing of cargo destined to Hawaii; Guam volume was substantially higher, increasing 67.8 percent in the year due to gains related to the departure of a major competitor from the trade in mid-November 2011.

Ocean transportation operating income increased $22.9 million, or 31.1 percent, in the year ended December 31, 2012 compared with the year ended December 31, 2011. The increase in operating income was principally due to higher volume in the Guam trade and increased freight rates and volume in the China trade, partially offset by decreased volume in Hawaii, increased costs related to vessel and barge dry-docking and higher outside transportation costs. The Company also incurred higher terminal handling costs due primarily to increased wharfage and container handling rates, higher general and administrative expenses, including Separation costs, and higher vessel expenses.

The Company’s SSAT joint venture contributed $3.2 million to operating income during the year ended December 31, 2012 compared with $8.6 million during the year ended December 31, 2011. The decline was primarily due to the loss of volume from several major customers.

Ocean Transportation; 2011 compared with 2010

	Years Ended December 31,
(dollars in millions)	2011	2010	Change
Revenue	$1,076.2	$1,015.0	6.0%
Operating income(1)	$73.7	$118.3	(37.7)%
Operating income margin	6.8%	11.7%

Volume (Units)(2)
Hawaii containers	140,000	136,700	2.4%
Hawaii automobiles	81,000	81,800	(1.0)%
China containers	59,000	60,000	(1.7)%
Guam containers	15,200	15,200	—

(1) The Company incurred additional costs related to the shutdown of CLX2 that did not meet the criteria to be classified as discontinued operations of approximately $7.1 million and therefore reduced operating income for the year ended December 31, 2011.

(2) Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased $61.2 million, or 6.0 percent, in 2011 compared to 2010. This increase was principally due to higher fuel surcharges due to increased fuel prices, as well as net volume growth principally in Hawaii. These increases were partially offset by lower yields and cargo mix primarily in the China trade.

Total Hawaii container volume increased 2.4 percent in 2011 compared with 2010, due to a new connecting carrier agreement with a large international carrier that commenced at the end of 2010 and other customer gains, partially offset by one less week in 2011 compared to 2010. Matson’s Hawaii automobile volume for 2011 was 1.0 percent lower than 2010, due principally to the timing of automobile rental fleet replacement activity. China container volume decreased 1.7 percent in 2011, compared with 2010, principally due to increased competition from excess capacity in the trade. Guam container volumes were flat as weaker market conditions were offset by fourth quarter gains related to the departure of a competitor from the trade in mid-November 2011.

Operating income (which includes $7.1 million of CLX2 shutdown expenses) decreased $44.6 million, or 37.7 percent, in 2011 compared to 2010. The decrease in operating income was principally due to lower yields and cargo mix primarily related to the China trade. Additionally, terminal handling costs increased primarily due to higher rates, and outside transportation costs increased due to higher volume. Operations overhead costs increased due to additional equipment repositioning costs and higher vessel operating expenses due to the increased contractual labor costs and generally higher costs, partially offset by lower equipment lease expenses. The lower yields and increases in costs were partially offset by higher overall cargo volume.

The Company’s SSAT joint venture contributed $8.6 million to operating income during the year ended December 31, 2011 compared with $12.8 million reported for the year ended December 31, 2010. The decline is primarily due to the loss of volume.

Logistics; 2012 compared with 2011

	Years Ended December 31,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$229.1	$234.5	(2.3)%
Highway revenue	141.1	151.9	(7.1)%
Total Revenue	$370.2	$386.4	(4.2)%
Operating income	$0.1	$4.9	(98.0)%
Operating income margin	0.0%	1.3%

Logistics revenue for the year ended December 31, 2012, decreased $16.2 million, or 4.2 percent, compared with the year ended December 31, 2011.  This decrease was primarily due to lower international intermodal and highway volumes. Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major ocean carrier customer, partially offset by an increase in domestic volumes. Highway volume decreased due to the loss of certain full truckload customers.

Logistics operating income for the year ended December 31, 2012 decreased $4.8 million compared with the year ended December 31, 2011.  The reduction in operating income was due to the impairment charge of an intangible asset and restructuring of a lease at its Northern California warehousing operation totaling $3.9 million and lower volume in international intermodal and highway, partially offset by lower general and administrative expenses.

Logistics; 2011 compared with 2010

	Years Ended December 31,
(dollars in millions)	2011	2010	Change
Intermodal revenue	$234.5	$204.1	14.9%
Highway revenue	151.9	151.5	0.3%
Total Revenue	$386.4	$355.6	8.7%
Operating income	$4.9	$7.1	(31.0)%
Operating income margin	1.3%	2.0%

Logistics revenue increased $30.8 million, or 8.7 percent, in 2011 compared with 2010. This increase was principally due to higher Intermodal volume which increased 6.6 percent, driven primarily by increased inland activity to support Ocean Transportation’s China business.

Logistics operating income decreased $2.2 million, or 31.0 percent, in 2011 compared with 2010. Operating income decreased despite the increased Intermodal volume cited above, due primarily to lower warehousing results, but was also due to a large military contract move that occurred in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Overview: Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables totaled $194.6 million at December 31, 2012, an increase of $17.1 million from December 31, 2011. The increase was due primarily to a $10.1 million increase in cash and cash equivalents and an increase in accounts receivable of $7.0 million.

Cash Flows:  Cash flows provided by operating activities continue to be the Company’s most significant source of liquidity. Net cash flows provided by operating activities from continuing operations totaled $94.0 million for 2012, $104.1 million for 2011, and $160.4 million for 2010. The decrease in 2012 over 2011 was due principally to decreases in accounts payable and accrued liabilities, as well as higher cash outflows related to the dry-dockings of vessels during the year, which were partially offset by the increase in other liabilities.  The decrease in 2011 over 2010 was due principally to lower Matson earnings and higher cash outflows related to the dry-dockings of vessels during the year, which was partially offset by the reduction in accounts payable.

Net cash flows used in investing activities were $6.3 million for 2012, $4.6 million for 2011, and $28.1 million for 2010.  The increase in cash flows used in investing activities was due principally to the reduction in contribution from the Former Parent Company, partially offset by the reduction of capital expenditures.  Contribution from the Former Parent Company of $25.0 million, $40.3 million and $43.0 million for the years ended December 31, 2012, 2011, and 2010 respectively, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for the issuance of capital stock and stock based compensation, which are reflected in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Capital expenditures for the year ended December 31, 2012 totaled $38.1 million compared with $47.2 million and $71.2 million for the years ended December 31, 2011 and 2010, respectively. The 2012 expenditures included $37.0 million for the purchase of ocean transportation-related assets and $1.1 million related to the purchase of logistics-related assets. Capital expenditures for the year ended December 31, 2011, totaled $47.2 million and included $44.2 million for the purchase of ocean transportation-related assets and $3.0 million related to the purchase of logistics-related assets.  Capital expenditures for the year ended December 31, 2010, totaled $71.2 million and included $69.4 million for the purchase of ocean transportation-related assets and $1.8 million related to the purchase of logistics-related assets.

Net cash flows used in financing activities for 2012 totaled $74.5 million, compared with $70.2 million and $119.0 million used in 2011 and 2010, respectively. Cash flows used in financing activities were higher in 2012, primarily due to the contribution of $155.7 million to A&B upon Separation.  The contribution was partially offset by borrowings of $197.0 million during the year ended December 31, 2012, which were primarily used to fund the contribution to A&B.  Also there was a reduction in the payment of dividends to the Company’s shareholders of $39.5 million, of which $26.7 million was paid to the Former Parent Company’s shareholders in the first and second quarter, which have been included in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  In conjunction with the Separation, the Company has lowered its quarterly dividend, resulting in lower cash payouts during 2012 as compared to 2011 and 2010.  Also during 2012, the Company saw increased stock option exercises due to the stock price trading at a higher price than the previous two years.

Other Sources of Liquidity:  The Company entered into a new $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of December 31, 2012, the used portion of the Company’s revolving credit facility was $30.8 million, of which $24.0 million was from cash borrowings and $6.8 million was from letters of credit.

During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The overall weighted average coupon of the three tranches of debt is 3.97% and the overall weighted average duration of the three tranches of debt is 9.3 years.  The cash received from the issuance of three tranches of debt was partially utilized for the contribution of cash from Matson to A&B.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, however it is guaranteed by Matson’s significant subsidiaries, except for $72.6 million, as of December 31, 2012, of secured MatNav debt.

Total debt was $319.1 million as of December 31, 2012, compared with $197.5 million at the end of 2011.

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

The Company was in compliance with these covenants as of December 31, 2012, with a debt to consolidated EBITDA ratio of 1.79, consolidated EBITDA to interest expense ratio of 15.25, and priority debt to consolidated tangible assets ratio of 6.3%.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:    At December 31, 2012, the Company had the following estimated contractual obligations (in millions):

			Payment due by period
Contractual Obligations		2013	2014-2015	2016-2017	Thereafter	Total
Long-term debt obligations (including current portion)	(a)	$16.4	$50.9	$48.7	$203.1	$319.1
Estimated interest on debt	(b)	13.6	25.1	20.9	43.9	103.5
Purchase obligations	(c)	17.7	—	—	—	17.7
Post-retirement obligations	(d)	2.2	4.7	4.9	13.0	24.8
Non-qualified benefit obligations	(e)	0.8	3.9	1.0	1.6	7.3
Operating lease obligations	(f)	18.3	29.5	15.5	5.3	68.6
Total		$69.0	$114.1	$91.0	$266.9	$541.0

(a)                     Long-term debt obligations (including current portion) include principal repayments of short-term and long-term debt for the respective period(s) described (see Note 6 to the Consolidated Financial Statements for principal repayments for each of the next five years). Short-term debt includes amounts borrowed under revolving credit facilities and have been reflected as payments due in 2013.

(b)                     Estimated cash paid for interest on debt is determined based on (1) the stated interest rate for fixed debt and (2) the rate in effect on December 31, 2012 for variable rate debt. Because the Company’s variable rate date may be rolled over, actual interest may be greater or less than the amounts indicated.

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

(d)                     Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees. The $13.0 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2018 through 2022. Post-retirement obligations are described further in Note 8 to the Consolidated Financial Statements. The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(e)                      Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s four non-qualified plans. The $1.6 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2018 through 2022. Additional information about the Company’s non-qualified plans is included in Note 8 to the Consolidated Financial Statements.

(f)                       Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company. These amounts are further described in Note 7 to the Consolidated Financial Statements.

The Company has not provided a detailed estimate of the timing and amount of payments related to uncertain tax position liabilities due to the uncertainty of when the related tax settlements are due. At December 31, 2012, the Company’s uncertain tax position liabilities totaled approximately $7.0 million.

Other Commitments and Contingencies:  A description of other commitments, contingencies, and off-balance sheet arrangements, is described in Note 11 to the Consolidated Financial Statements of Item 8 in this Form 10-K and incorporated herein by reference.

BUSINESS OUTLOOK

The Business Outlook provides the Company’s views on current conditions and trends in the various markets it serves, recent Company performance and its near-term prospects. The following information updates the Company’s quarterly filings made by the Former Parent Company and the Company throughout 2012. All forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described in Item 1.A of this filing.

The Company serves multiple domestic and international transportation markets and its operations are therefore impacted by regional, national and international economic conditions. Given its large operational presence in Hawaii, the Company’s volumes in the Hawaii trade are highly dependent on the future results of the overall Hawaii economy, competitive activity related to capacity and pricing, and to specific economic sub-categories including construction.

In the China trade, volume is driven primarily by U.S. consumer demand for manufactured goods around key retail selling seasons while freight rates are impacted mainly by macro supply-demand balances. As a result, this trade has historically experienced significant volatility and seasonality in freight rates. Currently, there is a global surplus of container vessel capacity and a recent market survey conducted by Alphaliner estimates that a record 1.75 million TEUs of new vessel capacity will be delivered in 2013.  While excess vessel capacity has recently been mitigated through vessel lay-ups and slow steaming, resulting in higher than expected freight rates, sustaining current Transpacific rates depends primarily upon rational carrier management of industry capacity.

In the Guam trade, the competitive environment has historically impacted financial results, and to a lesser degree, overall market volume. Currently, the Company is the sole carrier of containerized freight from the West Coast of the U.S. to Guam following the departure of its major competitor from the trade lane in mid-November of 2011.

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

Ocean Transportation: In the fourth quarter and throughout 2012, Hawaii container and auto volume was adversely impacted by subdued construction activity, competitive rate pressures, a modest market contraction resulting from direct foreign sourcing of cargo and the timing of automobile rental fleet replacements. However, there have been encouraging indications that the Hawaii economy is reviving, evidenced by strong fourth quarter 2012 consumer spending and a marginal uptick in construction activity late in the year. Therefore, modest volume gains are expected in the Hawaii trade in 2013.

Further, and as noted above, Hawaii volume can be significantly impacted by competitive activity related to pricing and capacity. Pasha Hawaii Transport, currently operating a single ro-ro vessel in the Hawaii trade lane, has announced that it intends to complete the construction of a second ship (a combination roll-on/roll-off container ship, “ro-con”) for its Hawaii service as early as 2014. The extent of this market entry, in terms of sailing frequency, service reliability, slot availability, cargo configuration and service differentiation, is unknown. However, there may be a period of competitive disruption following this market entry that could potentially negatively impact the volume for all carriers in the Hawaii trade, including Matson. Any adverse impact may be offset, to some degree, by general market growth in 2013 and beyond.

In the China trade, freight rates in the fourth quarter of 2012 continued to be higher than year earlier periods, reflecting an improved general rate environment. However, additional capacity is expected to enter this market in 2013 that will outstrip demand. While continued carrier restraint is expected to some degree, average annual freight rates are expected to erode modestly for Matson. Further, the Company expects to run its ships at less than full capacity during the traditional slack season but return to historical high utilization levels for the balance of 2013.

During the fourth quarter and throughout 2012, the Company benefitted significantly from strong volume in its Guam trade, which resulted from the departure of a major competitor the prior year. The timing and probability of a new competitor entering this market is unknown; however, overall market volume growth and economic growth in Guam during 2012 was muted.   Slow, if any, overall growth in Guam is expected to continue in 2013; and therefore, Matson’s volumes in 2013 are expected to be relatively flat compared to 2012 levels.

Results for SSAT, the Company’s terminal operations joint venture, were negatively affected throughout 2012 by significantly reduced lift volume due to customer losses. This customer attrition is expected to negatively impact results throughout 2013 and it is therefore expected that SSAT will operate at a breakeven level.

In addition to the trade lane outlook, the Company expects to benefit from operating a nine-ship fleet for most of 2013 and lower outside transportation costs, both of which result from a lighter drydock schedule. Overall, operating income in the Ocean Transportation segment is therefore expected to improve modestly from 2012 levels.

Logistics: In the fourth quarter and throughout 2012, volume and pricing in Logistics’ intermodal and highway businesses were mixed. In the fourth quarter, the segment incurred significant one-time, non-cash losses associated with its Northern California warehousing operation, which resulted from consolidating warehouse space and recognizing the impairment of an intangible asset. As a result, Logistics performance was below long-term expectations. In response, the Company has taken cost-cutting measures to lower Logistics’ general and corporate overhead and initiated the roll-out of a domestic 53-foot container pilot program to improve profitability. Warehouse operations are expected to improve as a result of the consolidation. Therefore, Logistics is expected to improve its operating income margins to 1-2 percent of revenues in 2013 and overall operating income is expected to return to a level similar to 2011.

This performance will be dependent upon continuing improvement at Logistics’ Northern California warehouse operations, continued oversight of expenses, improvement in the U.S. Mainland economy, as well as competitive dynamics, cargo mix, available capacity in the market, reliability of the underlying carriers and other factors that cannot be predicted with certainty.

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

Other:  The Company expects capital expenditures for the first quarter of 2013 to be approximately $10-15 million and capital expenditures for the year to be $40-$50 million, excluding vessel replacement expenditures.

The Company may elect to make deposits to the Capital Construction Fund in 2013 if it is able to finalize the next phase of its vessel replacement plan that calls for two new vessels in the next three to five years. These deposits could be significant, and the amounts deposited will be determined based on a number of factors, including Company cash requirements. Any deposits made in 2013 will have the effect of reducing the Company’s current cash tax liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company’s fixed rate debt consists of $295.1 million in principal term notes. The Company’s variable rate debt consists of $24.0 million under its revolving credit facilities. Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt. For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at December 31, 2012, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2012 (dollars in millions)
								Fair Value at
	2013	2014	2015	2016	2017	Thereafter	Total	December 31, 2012
Fixed rate	$11.4	$11.4	$20.5	$20.5	$28.2	$203.1	$295.1	$316.8
Average interest rate	4.6%	4.5%	4.5%	4.5%	4.5%	4.5%	4.6%
Variable rate	$5.0	$19.0	$—	$—	$—	$—	$24.0	$24.0
Average interest rate*	1.7%	1.7%	—	—	—	—	1.7%

* Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2012. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, the Company may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities. At December 31, 2012, the Company did not have any investments in money market funds. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income. Through its Capital Construction Fund, the Company may, from time to time, invest in mortgage-backed securities. At December 31, 2012 and 2011, these investments were not material.

Matson has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii. Transactions related to its China Service are primarily denominated in U.S. dollars, and therefore, a one percent change in the renminbi exchange rate would not have a material effect on the Company’s results of operations.  In 2013, transactions related to its new South Pacific Service are expected to be primarily denominated in New Zealand dollars, however a one percent change in the New Zealand dollar exchange is not expected to have a material effect on the Company’s results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Matson, Inc. has the responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 28, 2013	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Matson, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

As disclosed in Notes 1 and 2 to the consolidated financial statements, Alexander & Baldwin Inc., separated from the Company during the year ended December 31, 2012.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matson, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii

February 28, 2013

MATSON, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per-share amounts)

	Years Ended December 31,
	2012	2011	2010
Operating Revenue:
Ocean transportation	$1,189.8	$1,076.2	$1,015.0
Logistics	370.2	386.4	355.6
Total operating revenue	1,560.0	1,462.6	1,370.6

Costs and Expenses:
Operating costs	1,338.1	1,280.1	1,144.7
Equity in income of terminal joint venture	(3.2)	(8.6)	(12.8)
Selling, general and administrative	119.8	112.5	113.3
Separation costs	8.6	—	—
Operating costs and expenses	1,463.3	1,384.0	1,245.2

Operating Income	96.7	78.6	125.4

Interest expense	(11.7)	(7.7)	(8.2)
Income from Continuing Operations Before Income Taxes	85.0	70.9	117.2
Income tax expense	33.0	25.1	46.7
Income From Continuing Operations	52.0	45.8	70.5
Income (Loss) From Discontinued Operations (net of income taxes)	(6.1)	(11.6)	21.6
Net Income	$45.9	$34.2	$92.1

Other Comprehensive Income, Net of Tax:

Net Income	$45.9	$34.2	$92.1
Defined benefit pension plans:
Net loss and prior service cost	(4.6)	(5.7)	(7.0)
Amortization of prior service cost included in net periodic pension cost	(1.4)	0.3	0.2
Amortization of net loss included in net periodic pension cost	4.8	3.9	2.1
Other Comprehensive income from Discontinued Operations	0.7	(8.4)	3.7
Other Comprehensive Income	(0.5)	(9.9)	(1.0)
Comprehensive Income	$45.4	$24.3	$91.1

Basic Earnings (Loss) Per Share:
Continuing operations	$1.23	$1.10	$1.71
Discontinued operations	(0.14)	(0.28)	0.52
Net income	$1.09	$0.82	$2.23

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.22	$1.09	$1.70
Discontinued operations	(0.14)	(0.28)	0.52
Net income	$1.08	$0.81	$2.22

Weighted Average Number of Shares Outstanding:
Basic	42.3	41.6	41.2
Diluted	42.7	42.0	41.5

Cash Dividends Per Share	$0.93	$1.26	$1.26

See notes to consolidated financial statements.

MATSON, INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$19.9	$9.8
Accounts and notes receivable, net	174.7	167.7
Inventories	4.3	4.2
Deferred income taxes	6.6	1.3
Prepaid expenses and other assets	28.6	25.1
Current assets related to discontinued operations	—	66.9
Total current assets	234.1	275.0
Investment in terminal joint venture	59.6	56.5
Property, at cost	1,770.8	1,760.7
Less accumulated depreciation and amortization	(1,008.3)	(960.2)
Property — net	762.5	800.5
Other Assets	118.1	95.2
Long term assets related to discontinued operations	—	1,317.1
Total	$1,174.3	$2,544.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$16.4	$17.5
Accounts payable	125.8	135.5
Payroll and vacation benefits	16.0	16.0
Uninsured claims	11.2	6.5
Due to affiliate	—	2.2
Accrued and other liabilities	24.0	8.8
Current liabilities related to discontinued operations	—	92.2
Total current liabilities	193.4	278.7
Long-term Liabilities:
Long-term debt	302.7	180.1
Deferred income taxes	251.9	255.1
Employee benefit plans	108.0	113.0
Due to affiliate	—	0.5
Uninsured claims and other liabilities	38.4	24.3
Long-term liabilities related to discontinued operations	—	570.1
Total long-term liabilities	701.0	1,143.1
Commitments and Contingencies (Note 3)
Shareholders’ Equity:
Capital stock — common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 42.6 million shares in 2012 and 41.7 million shares in 2011	31.9	34.0
Additional paid in capital	252.7	238.3
Accumulated other comprehensive loss	(45.5)	(91.9)
Retained earnings	40.8	953.0
Cost of treasury stock	—	(10.9)
Total shareholders’ equity	279.9	1,122.5
Total	$1,174.3	$2,544.3

See notes to consolidated financial statements.

MATSON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended
	December 31,
	2012	2011	2010
Cash Flows Provided by Operating Activities from Continuing Operations
Net income from continuing operations	$52.0	$45.8	$70.5
Reconciling adjustments:
Depreciation and amortization	72.5	71.6	70.8
Deferred income taxes	(8.8)	(5.0)	3.4
(Gain)/loss on disposal of property	(1.2)	(0.8)	0.3
Post-retirement expense	2.6	4.5	1.4
Share-based compensation expense	4.0	2.7	2.6
Equity in income of terminal joint venture	(3.2)	(8.6)	(12.8)
Dividend from terminal joint venture	—	5.3	7.0
Impairment on long-lived intangible assets	2.1	—	—
Changes in assets and liabilities:
Accounts receivable	(7.0)	(10.8)	5.2
Deferred dry-docking payments	(44.8)	(36.0)	(5.9)
Deferred dry-docking amortization	23.3	22.7	19.6
Prepaid expenses and other assets	(10.4)	(3.4)	(1.1)
Accounts payable and accrued liabilities	(7.9)	17.1	0.5
Other liabilities	20.8	(1.0)	(1.1)
Net cash provided by operating activities from continuing operations	94.0	104.1	160.4

Cash Flows Used in Investing Activities from Continuing Operations:
Capital expenditures	(38.1)	(47.2)	(71.2)
Proceeds from disposal of property and other assets	6.8	2.3	1.1
Deposits into Capital Construction Fund	(4.4)	(4.4)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4	4.4
Acquisitions and other	—	—	(1.0)
Contribution from the Former Parent Company	25.0	40.3	43.0
Net cash used in investing activities from continuing operations	(6.3)	(4.6)	(28.1)

Cash Flows Used in Financing Activities from Continuing Operations:
Proceeds from issuance of long-term debt	197.0	109.0	58.0
Payments of long-term debt	(80.4)	(69.5)	(84.2)
Proceeds (payments) on line-of-credit agreements, net	5.0	(6.2)	17.8
Payment of financing costs	(1.9)	(0.5)	—
Contribution upon Separation to A&B	(155.7)	—	—
Proceeds from issuance of capital stock	25.2	10.1	6.6
Distribution to the Former Parent Company for proceeds from issuance of capital stock	(21.7)	—	—
Cash assumed by A&B upon Separation	(2.5)	—	—
Payments of note to Former Parent Company	—	—	(20.0)
Distribution paid to Former Parent Company	—	(60.0)	(45.0)
Dividends paid	(39.5)	(53.1)	(52.2)
Net cash used in financing activities from continuing operations	(74.5)	(70.2)	(119.0)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	(29.9)	(17.8)	(10.2)
Cash flows used in investing activities of discontinued operations	(18.8)	(26.1)	(58.8)
Cash flows provided by financing activities of discontinued operations	33.9	21.9	53.7
Net cash flows used in discontinued operations	(14.8)	(22.0)	(15.3)

Net (Decrease) Increase in Cash and Cash Equivalents	(1.6)	7.3	(2.0)

Cash and cash equivalents, beginning of the year	21.5	14.2	16.2
Cash and cash equivalents, end of the year	$19.9	$21.5	$14.2

Other Cash Flow Information:
Interest paid	$11.3	$7.8	$8.3
Income taxes paid	$42.7	$0.6	$42.1

Other Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$4.2	$4.2	$2.1

See notes to consolidated financial statements.

MATSON, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2012

(In millions, except per-share amounts)

						Accumulated
	Common Stock				Additional	Other
		Stated	Treasury		Paid In	Comprehensive	Retained
	Shares	Value	Shares	Cost	Capital	Income	Earnings	Total
Balance at January 1, 2010	44.6	$33.0	(3.6)	$(10.9)	$210.0	$(81.0)	$934.0	$1,085.1
Net income	—	—	—	—	—	—	92.1	92.1
Other comprehensive income, net of tax	—	—	—	—	—	(1.0)	—	(1.0)
Excess tax benefit and share withholding	—	—	—	—	(0.7)	—	(2.0)	(2.7)
Shares issued	0.3	1.0	—	—	6.4	—	—	7.4
Share-based compensation	—	—	—	—	7.5	—	—	7.5
Dividends	—	—	—	—	—	—	(52.2)	(52.2)
Balance at December 31, 2010	44.9	34.0	(3.6)	(10.9)	223.2	(82.0)	971.9	1,136.2
Net income	—	—	—	—	—	—	34.2	34.2
Other comprehensive income, net of tax	—	—	—	—	—	(9.9)	—	(9.9)
Excess tax benefit and share withholding	—	—	—	—	—	—	—	—
Shares issued	0.4	—	—	—	7.6	—	—	7.6
Share-based compensation	—	—	—	—	7.5	—	—	7.5
Dividends	—	—	—	—	—	—	(53.1)	(53.1)
Balance at December 31, 2011	45.3	34.0	(3.6)	(10.9)	238.3	(91.9)	953.0	1,122.5
Net Income	—	—	—	—	—	—	45.9	45.9
Other comprehensive income, net of tax	—	—	—	—	—	(0.5)	—	(0.5)
Excess tax benefit and share withholding	(0.1)	(0.1)	—	—	0.5	—	(2.4)	(2.0)
Share-based compensation	—	—	—	—	6.5	—	—	6.5
Shares issued	1.0	0.7	—	—	22.4	—	—	23.1
Retirement of treasury shares	(3.6)	(2.7)	3.6	10.9	(8.2)	—	—	—
Dividends	—	—	—	—	—	—	(39.5)	(39.5)
Distribution of A&B Stock	—	—	—	—	(6.8)	46.9	(916.2)	(876.1)
Balance at December 31, 2012	42.6	$31.9	—	$—	$252.7	$(45.5)	$40.8	$279.9

See notes to consolidated financial statements.

MATSON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business “Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its primary operating company, Matson Navigation Company, Inc. (“MatNav”), and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California. The Company’s fleet of 17 vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation: The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

Also, the Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics: The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

Separation Transaction: On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies:

•                  Matson, a Hawaii-based ocean transportation company serving the U.S. Pacific Coast, Hawaii, Guam, Micronesia and China, and a logistics company; and

•                  Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws (popularly referred to as the Jones Act) by, amongst other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum permitted percentage of 22%.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

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

Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between A&B and Matson, in existence immediately prior to the Separation, were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution were terminated or canceled, subject to certain exceptions.

Matson incurred total cash outflows of $166.2 million in relation to the Separation.  The total cash outflows were made up of three components: capital contribution, capitalized debt financing costs and Separation related expenses referred to as Separation costs in the Consolidated Statements of Income and Comprehensive Income.  The Separation related expenses of $8.6 million and capitalized debt financing costs of $1.9 million are reported under the cash flows provided by operating activities from continuing operations and cash flows used in financing activities from continuing operations, respectively, since these costs do not qualify as discontinued operations.

The breakdown of Separation cash outflows were as follows (in millions):

Separation Cash Outflows
Capital contribution to A&B	$155.7
Separation costs	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

Principles of Consolidation:  The consolidated financial statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts. Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method. A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.

Fiscal Year: The period end for Matson, Inc. is December 31. The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing whose period closed on December 31. There were 52 weeks included in the MatNav 2012 and 2011 fiscal years and 53 weeks in 2010.

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

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported. Estimates and assumptions are used for, but not limited to: (i) asset impairments, (ii) legal contingencies, (iii) allowance for doubtful accounts, (iv) self-insured liabilities, (v) goodwill and intangible assets impairment, (vi) pension and postretirement estimates, and (vii) income taxes. Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with a original maturity of three months or less at the date of purchase. The Company carries these investments at cost, which approximates fair value. Outstanding checks in excess of funds on deposit totaled $19.6 million and $10.7 million at December 31, 2012 and 2011, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents.  The Company uses Level 2 inputs for its long term debt.  These inputs include interest rates for similar financial instruments. The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.  The fair value the Company’s debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

	Carrying Value at	Fair Value Measurements at
	December 31, 2012	December 31, 2012
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$19.9	$19.9	$19.9	$—	$—
Accounts and notes receivable	174.7	174.7	—	174.7	—
Variable rate debt	24.0	24.0	—	24.0	—
Fixed rate debt	295.1	316.8	—	316.8	—

	Carrying Value at	Fair Value Measurements a
	December 31, 2011	December 31, 2011
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$9.8	$9.8	$9.8	$—	$—
Accounts and notes receivable	167.7	167.7	—	167.7	—
Variable rate debt	61.0	61.0	—	61.0	—
Fixed rate debt	136.5	148.1	—	148.1	—

Allowance for Doubtful Accounts:  Allowances for doubtful accounts are established by management based on estimates of collectability. Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company. The changes in the allowance for doubtful accounts, included on the consolidated balance sheets as an offset to “Accounts and notes receivable,” for the three years ended December 31, 2012 were as follows (in millions):

	Balance at Beginning of year	Expense	Write-offs and Other	Balance at End of Year

2012	$5.3	$0.7	$(1.3)	$4.7
2011	$6.1	$—	$(0.8)	$5.3
2010	$8.1	$—	$(2.0)	$6.1

Dry-docking:  Under U.S. Coast Guard rules, administered through the American Bureau of Shipping’s alternative compliance program, all vessels must meet specified seaworthiness standards to remain in service. Vessels must undergo regular inspection, monitoring and maintenance, referred to as “dry-docking,” to maintain the required operating certificates. These dry-docks occur on scheduled intervals ranging from two to five years, depending on the vessel’s age. Because the dry-docks enable the vessel to continue operating in compliance with U.S. Coast Guard requirements and provide future economic benefits, the costs of these scheduled dry-docks are deferred and amortized until the next regularly scheduled dry-dock period. Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred. Deferred amounts are included on the consolidated balance sheets in non-current other assets. Amortized amounts are charged to operating expenses in the consolidated statements of income and comprehensive income. Changes in deferred dry-docking costs are included in the consolidated statements of cash flows in cash flows from operating activities.

Depreciation:  Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of property are as follows:

Classification	Range of Life (in years)

Vessels	10 to 40
Machinery and equipment	2 to 20
Terminal facilities	3 to 35

During the fourth quarter of 2012, Matson extended the useful life of certain of its vessels based on extensive modifications and improvements that extended the useful lives of these vessels. The increase in the useful life of the vessels resulted in a reduction in depreciation expense of $1.1 million.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment annually and whenever events or circumstances indicate that the carrying value may not be recoverable. In such an evaluation, the estimated future undiscounted cash flows generated by the asset are compared with the amount recorded for the asset to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset is reduced to estimated fair value. The Company has evaluated certain long-lived assets, including intangible assets, for impairment.  During 2012 the Company determined that it had an impairment related to intangible assets at Matson Logistics.  The Company recorded impairment expense of $2.1 million for 2012, which is included in operating expense on the Consolidated Statement of Income and Comprehensive Income.  No impairment charges were recorded in 2011 and 2010.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Impairment of Investment: The Company’s investments in a terminal joint venture is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost. An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary. In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans. Additionally, these impairment calculations are highly subjective because they also require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others. In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the joint venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others. Changes in these and other assumptions could affect the projected operational results and fair value of the terminal joint venture, and accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results. For example, if current market conditions deteriorate significantly or a joint venture’s plans change materially, impairment charges may be required in future periods, and those charges could be material.  The Company has not recorded any impairment related to its investment in the terminal joint venture for the years ended December 31, 2012, 2011, and 2010.

Impairment of Vessels: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available. The Company’s vessels and equipment are reviewed for possible impairment annually and whenever events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable. In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable. If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value. These asset impairment loss analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period. If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted. The Company has not recorded any impairment related to its vessels for the years ended December 31, 2012, 2011, and 2010.

Goodwill and Intangible Assets:  Goodwill and intangibles are recorded on the consolidated balance sheets as other non-current assets. Recorded goodwill is related to the acquisition of logistic service entities and related earn out obligations. Recorded intangible assets are related to Logistics entity acquisitions. The Company reviews goodwill for potential impairment on an annual basis and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There were no impairments of goodwill in 2012, 2011, or 2010.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows (in millions):

Goodwill

Balance, December 31, 2010	$27.0
Additions	—
Balance, December 31, 2011	27.0
Additions	—
Balance, December 31, 2012	$27.0

Intangible assets for the years ended December 31 included the following (in millions):

	2012			2011
	Gross			Gross
	Carrying	Impairment	Accumulated	Carrying	Accumulated
	Amount	Charges	Amortization	Amount	Amortization
Amortized intangible assets:
Customer lists	$11.8	$(2.1)	$(6.2)	$11.8	$(5.6)
Other	3.8	—	(3.4)	3.8	(3.3)
Total assets	$15.6	$(2.1)	$(9.6)	$15.6	$(8.9)

Aggregate intangible asset amortization was $0.7 million, $0.9 million, and $1.3 million for 2012, 2011, and 2010, respectively. Estimated amortization expenses related to intangibles over the next five years are as follows (in millions):

Estimated Amortization

2013	$0.7
2014	0.7
2015	0.7
2016	0.7
2017	0.7
Thereafter	0.4
Total	$3.9

Recognition of revenues and expenses:  Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period.  Voyage expenses are recognized as incurred.  Hawaii, Guam, and certain Pacific island service freight rates are provided in tariffs filed with the Surface Transportation Board of the U.S. Department of Transportation; for other Pacific island services, the rates are filed with the Federal Maritime Commission.  The China service rates are predominately established by individual contracts with customers.

The revenue for logistics services includes the total amount billed to customers for transportation services.  The primary costs include purchased transportation services.  Revenue and the related purchased transportation costs are recognized based on relative transit time, commonly referred to as the “percentage of completion” method.  The Company reports revenue on a gross basis.  The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

The primary sources of revenue for warehousing services are storage, handling, and value-added packaging.  For customer dedicated warehouses, storage revenue is recognized as earned over the life of the contract.  Storage revenue generated by the public warehouses is recognized in the month the service is provided according to the terms of the contract.  Handling and value-added packaging revenue and expense are recognized in proportion to the services completed.

Non-voyage costs:  Charter hire, terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

Discontinued Operations: The termination of certain business lines are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material.  As a result the operations for the Company’s second China Long Beach Express Service (“CLX2”) and A&B have been restated to be shown as discontinued operations.

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

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors. The Company’s various equity plans are more fully described in Note 10.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock: Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year. The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units. The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.5 million, 1.4 million, and 1.6 million shares of common stock for 2012, 2011, and 2010, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$52.0	42.3	$1.23	$45.8	41.6	$1.10	$70.5	41.2	$1.71
(Loss) income from discontinued operations	(6.1)	42.3	(0.14)	(11.6)	41.6	(0.28)	21.6	41.2	0.52
	45.9		$1.09	34.2		$0.82	92.1		$2.23

Effect of Dilutive Securities		0.4			0.4			0.3

Diluted:
Income from continuing operations	52.0	42.7	1.22	45.8	42.0	1.09	70.5	41.5	1.70
(Loss) income from discontinued operations	(6.1)	42.7	(0.14)	(11.6)	42.0	(0.28)	21.6	41.5	0.52
	$45.9		$1.08	$34.2		$0.81	$92.1		$2.22

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities.  To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Consolidated Statements of Income and Comprehensive Income and/or Consolidated Balance Sheets.  Prior to the Separation, the Company joined in filing consolidated federal and consolidated or combined state income tax returns with the Former Parent Company. However, the Company’s tax provision had been computed as if it had filed separate, stand-alone federal and state income tax returns.

In connection with the Separation, Matson incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations. Accordingly, the Company’s income taxes for 2012, were increased by approximately $1.7 million, related to the non-deductibility of certain Separation costs.

Also in connection with the Separation, Matson entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.  A&B has liability to Matson with respect to Matson’s consolidated or combined U.S. federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Matson consolidated or combined group relating to the taxable periods in which A&B was a part of that group.  The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.  Under the Tax Sharing Agreement, Matson also generally will be responsible for any taxes that arise from the failure of the Separation, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Internal Revenue Code of 1986 (the “Code”), as amended, to the extent such failure to qualify is attributable to actions, events or transactions relating to Matson’s stock, assets or business, or a breach of the relevant representations or covenants made by Matson in the Tax Sharing Agreement, the materials submitted to the Internal Revenue Service in connection with the ruling request relating to the Separation or the representation letter provided to counsel in connection with such counsel’s issuance of a tax opinion relating to certain aspects of the Separation.  In addition, each of Matson and A&B generally will be responsible for a portion of any taxes that arise from the failure of the Separation, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Code, if such failure is for any reason for which neither Matson nor A&B is responsible. The Tax Sharing Agreement also imposes restrictions on the respective abilities of Matson and A&B to engage in certain actions following the Separation.

Significant judgment is required in determining the Company’s tax liabilities in the multiple jurisdictions in which the Company operates and in dealing with uncertainties in the application of complex tax regulations.  Significant judgment is also involved in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition and/or its future operating results.

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

Self-Insured Liabilities: The Company is self-insured for certain losses that include, but are not limited to, employee health, certain workers’ compensation, general liability, and real and personal property claims.  When feasible, the Company obtains third-party insurance coverage to limit its exposure to these claims.  When estimating its self-insured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, and valuations provided by independent third-parties.  Periodically, management reviews its assumptions and the valuations provided by independent third-parties to determine the adequacy of the Company’s self-insured liabilities.

Impact of Recently Issued Accounting Standards:  In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The revised standard eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised standard is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the revised standard effective January 1, 2012. The standard changed the presentation of the Company’s financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

In September 2011, the FASB issued amended guidance governing the testing of goodwill for impairment. The revised standard allows an entity to use a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after considering all relevant events and circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is below its carrying amount, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the entity will be required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The guidance also expands upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard on January 1, 2012, did not have a material impact on the Company’s consolidated financial position or results of operation.

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding. Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

2.            DISCONTINUED OPERATIONS

As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Discontinued operations include the results for the business lines that were terminated through December 31, 2012.  Operating results included in the Consolidated Statements of Income and Comprehensive Income and the segment results (Note 13) for the years ended December 31, 2011 and 2010, have been restated to reflect the termination of segments that were classified as discontinued operations.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  Refer to Note 1 for further description of the Separation Transaction.

In the third quarter of 2011, the Company terminated its CLX2, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates. As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers continued through 2012 and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012. The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts.  As of December 31, 2011, the Company had a liability of approximately $4.9 million included in current liabilities related to discontinued operations, representing the fair value of the obligations arising from exit activities associated with the termination of the service.  The liability, which was principally related to future charter lease payments, was substantially settled by July 31, 2012.  As of December 31, 2012, the Company had no future liability.  The Company does not expect to incur any additional material losses from the discontinued operations of CLX2.

The following table provides information regarding liabilities associated with the termination of CLX2 (in millions):

	Containers and Charter Liabilities	Other Contractual Liabilities	Total

Balance at December 31, 2010	$—	$—	$—
Expenses incurred	11.8	0.7	12.5
Amounts paid	(7.0)	(0.6)	(7.6)
Balance at December 31, 2011	$4.8	$0.1	$4.9
Expenses incurred	4.5	—	4.5
Amounts paid	(9.3)	(0.1)	(9.4)
Balance at December 31, 2012	$—	$—	$—

Income (losses) from discontinued operations consisted of the following (in millions):

	Year Ended December 31,
	2012	2011	2010
Discontinued operations, net of tax:
Income from A&B	$116.4	$274.7	$276.3
Expenses from A&B	(118.1)	(243.5)	(244.6)
Tax (expense) benefit from A&B	(1.6)	(7.2)	2.0
(Loss) income from A&B	(3.3)	24.0	33.7
Income from CLX2	—	92.7	28.6
Expenses from CLX2	(4.4)	(149.4)	(47.9)
Tax benefit from CLX2	1.6	21.1	7.2
(Loss) income from discontinued operations, net of tax	$(6.1)	$(11.6)	$21.6

3.             INVESTMENT IN TERMINAL JOINT VENTURE

The Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to numerous international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson accounts for its interest in SSAT under the equity method of accounting.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to operations of the joint venture being an integral part of the Company’s business.

No dividends and distributions from the unconsolidated joint venture were received in 2012.  Dividends from the unconsolidated terminal venture totaled $5.3 million and $7.0 million for each of the years ended December 31, 2011 and 2010, respectively.   The cost of ocean transportation services included approximately $163.8 million, $175.2 million, and $157.3 million for 2012, 2011, and 2010, respectively, paid to SSAT for terminal services.

Operating results include the Company’s proportionate share of net income from SSAT. A summary of financial information for SSAT at December 31 is as follows (in millions):

	2012	2011

Current assets	$90.8	$90.0
Noncurrent assets	139.2	118.7
Total assets	$230.0	$208.7

Current liabilities	$55.9	$41.3
Noncurrent liabilities	14.7	17.3
Total liabilities	$70.6	$58.6

	Year Ended December 31,
	2012	2011	2010
Operating revenue	$503.9	$578.6	$568.5
Operating costs and expenses	506.4	571.7	548.1
Operating (loss) income	$(2.5)	$6.9	$20.4
Income from continuing operations*	$9.5	$26.3	$35.9
Net income	$9.5	$26.3	$35.9

Company’s share of net income	$3.2	$8.6	$12.8

* Includes earnings from equity method investments held by the investee

4.             PROPERTY

Property on the consolidated balance sheets includes the following (in millions):

	As of December 31, 2012
	Cost	Accumulated Depreciation and Amortization	Net Book Value

Vessels	$1,249.1	$(679.4)	$569.7
Containers and equipment	468.5	(300.1)	168.4
Terminal facilities and other property	38.5	(28.8)	9.7
Construction in progress	14.7	—	14.7
Total	$1,770.8	$(1,008.3)	$762.5

	As of December 31, 2011
	Cost	Accumulated Depreciation and Amortization	Net Book Value

Vessels	$1,225.8	$(639.3)	$586.5
Containers and equipment	481.3	(294.8)	186.5
Terminal facilities and other property	37.9	(26.1)	11.8
Construction in progress	15.7	—	15.7
Total	$1,760.7	$(960.2)	$800.5

	Year Ended December 31,
	2012	2011	2010
Depreciation Expense	70.6	69.4	68.1

5.                                      CAPITAL CONSTRUCTION FUND

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

Under the terms of the CCF agreement, Matson may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds. Such accrued deposits to, and withdrawals from, the CCF are reflected on the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF. At December 31, 2012 and 2011, Matson accrued a $4.4 million withdrawal from the CCF and a $4.4 million deposit to the CCF, resulting in a zero net balance in the consolidated balance sheets.

6.                                      NOTES PAYABLE AND LONG-TERM DEBT

At December 31, 2012 and 2011, notes payable and long-term debt consisted of the following (in millions):

	2012	2011

Term Loans:
5.79%, payable through 2020	$52.5	$59.5
3.66%, payable through 2023	77.5	—
4.16%, payable through 2027	55.0	—
4.31%, payable through 2032	37.5	—
Title XI Bonds:
5.34%, payable through 2028	35.2	37.4
5.27%, payable through 2029	37.4	39.6

Revolving Credit loans (1.69% for 2012 and 1.29% for 2011)	24.0	61.0
	319.1	197.5
Less current portion	(16.4)	(17.5)
Total long-term debt	$302.7	$180.0

Long-term Debt Maturities:  At December 31, 2012, debt maturities during the next five years and thereafter are as follows (in millions):

2013	$16.4
2014	30.4
2015	20.5
2016	20.5
2017	28.2
Thereafter	203.1
Total	$319.1

In September 2003, the Company issued $55.0 million in U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.

In May 2005, the Company partially financed the delivery of the MV Manulani with $105.0 million of Series B Notes with a coupon of 4.79% and a 15-year term.  The Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation, resulting in an increase in rate to 5.79%.  This obligation was also moved from MatNav to Matson.  The notes are amortized by thirty $3.5 million semi-annual principal payments plus interest.

In August 2011, the Company renewed its revolving credit facility; the renewed facility had a commitment of $125.0 million for Matson with an original expiration of August 2016.  Amounts drawn under the facility accrued interest at LIBOR plus a margin based on a ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization pricing grid.  The agreement contained certain restrictive covenants, the most significant of which requires the maintenance of minimum stockholder’s equity levels and a maximum ratio of consolidated debt to earnings before interest, depreciation, amortization and taxes.  Borrowing rates ranged from 1.21% to 1.92% during 2012, 0.44% to 1.91% during 2011 and 0.49% to 1.34% during 2010.  As part of Matson’s debt restructuring completed in June 2012, as part of the Separation, the outstanding balance of $72.0 million was paid off and this facility was terminated.

In July 2006, the Company partially financed the delivery of the MV Maunalei by borrowing $70.0 million under a $105.0 million Senior Secured Reducing Revolving Credit Facility.  There were no borrowings from this credit facility during 2011 and 2010.  In August, 2011, in connection with the renewal of the Company’s revolving credit facility, Matson terminated the Senior Secured Reducing Revolving Credit Facility.

During the second quarter 2012, the Company entered into a new $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of December 31, 2012, the used portion of the Company’s revolving credit facility was $30.8 million, of which $24.0 million was from cash borrowings and $6.8 million was from letters of credit.

During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The overall weighted average coupon of the three tranches of debt is 3.97% and the overall weighted average duration of the three tranches of debt is 9.3 years.  The cash received from the issuance of the three tranches of debt was partially utilized for the contribution of cash from Matson to A&B.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $72.6 million as of December 31, 2012.  The debt is however guaranteed by Matson’s significant subsidiaries

Total debt was $319.1 million as of December 31, 2012, compared with $197.5 million at the end of 2011.

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

The Company was in compliance with these covenants as of December 31, 2012.

7.                                      LEASES

The Company has operating leases for vessels, containers, equipment, office and warehouse space and terminal facilities for periods of 1 to 50 years, expiring between 2013 and 2036.  Rent expense under operating leases totaled $52.3 million in 2012, $49.6 million in 2011 and $39.8 million in 2010, which includes volume-based terminal rent.  Additionally, rent expense for short-term and cancelable equipment rentals was $17.8 million, $38.4 million and $28.2 million in 2012, 2011, and 2010, respectively.  Management expects that in the normal course of business most operating leases will be renewed or replaced by other similar leases.

Future minimum payments under operating leases as of December 31, 2012 were as follows (in millions):

Total
Operating
Leases

2013	$18.3
2014	16.1
2015	13.4
2016	9.5
2017	6.0
Thereafter	5.3
Total minimum lease payments	$68.6

In addition to the future minimum lease payments above, the Company’s operating lease for terminal facilities in Honolulu includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses. The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment. The Company’s volume-based payments to the lessor were approximately $31.7 million in 2012, $26.5 million in 2011, and $21.4 million in 2010, and there were no minimum annual guarantee payments in any year.

8.                                      EMPLOYEE BENEFIT PLANS

The Company has two funded qualified single-employer defined benefit pension plans that cover certain non-bargaining unit employees and bargaining unit employees. In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried, non-bargaining employees hired before 2008 and to certain bargaining unit employees. Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service. The Company does not pre-fund these health care and life insurance benefits and has the right to modify or terminate certain of these plans in the future. Certain groups of retirees pay a portion of the benefit costs.

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

The Company’s weighted-average asset allocations at December 31, 2012, 2011, and year-end target allocation, by asset category, were as follows:

	Target	2012	2011

Domestic equity securities	53%	56%	59%
International equity securities	15%	14%	14%
Debt securities	22%	19%	17%
Real estate	10%	5%	6%
Other and cash	—	6%	4%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also include an allocation to small-cap and international equity securities. Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings. Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries. Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions. One-, three-, and five-year pension asset returns (losses) were 15.2 percent, 8.4 percent, and (0.1) percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.3 percent. Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers. Due to volatile market performance in recent years, the Company has reduced its long-term rate of return assumption from 8.5 percent in 2009 to 8.3 percent in 2010 and believes that the change is appropriate given the Company’s investment portfolio’s historical performance and the Company’s target asset allocation.

The Company’s pension plan assets are held in a master trust and stated at estimated fair values of the underlying investments. Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

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

Real Estate, Private Equity and Insurance Contract Interests: The fair value of real estate, private equity and insurance contract interests are determined by the issuer based on the unit values of the funds.  Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date.  Fair value for underlying investments in real estate is determined through independent property appraisals.  Fair value of underlying investments in private equity is determined based on information provided by the general partner taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the invest, financial data and projections of the investee company provided by the general partner, and such other factors as the general partner deems relevant.  Insurance contracts are principally invested in real estate assets, which are valued based on independent appraisals.

The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category, are as follows (in millions):

	Fair Value Measurements at
	December 31, 2012
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$8.3	$8.3	$—	$—
Equity securities:
U.S. large-cap	53.8	53.8	—	—
U.S. mid- and small-cap	29.8	29.8	—	—
International large-cap	16.7	16.7	—	—
International small-cap	4.3	4.3	—	—
Fixed income securities:
U.S. Treasuries	0.8	—	0.8	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	2.0	—	2.0	—
High-yield U.S. corporate bonds	6.4	—	6.4	—
Emerging markets fixed income	4.3	4.3	—	—
Mortgage-backed securities	14.0	—	14.0	—
Other types of investments:
Real estate partnership interests	7.8	—	—	7.8
Private equity partnership interests (a)	0.8	—	—	0.8
Insurance contracts	—	—	—	—
Total	$149.2	$117.2	$23.4	$8.6

	Fair Value Measurements at
	December 31, 2011
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$5.1	$5.1	$—	$—
Equity securities:
U.S. large-cap	50.2	50.2	—	—
U.S. mid- and small-cap	15.6	15.6	—	—
International large-cap	13.6	13.6	—	—
International mid-cap	11.2	11.2	—	—
Fixed income securities:
U.S. Treasuries	0.3	—	0.3	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	1.5	—	1.5	—
High-yield U.S. corporate bonds	4.7	—	4.7	—
Mortgage-backed securities	15.1	—	15.1	—
Other types of investments:
Real estate partnership interests	7.1	—	—	7.1
Private equity partnership interests (a)	0.8	—	—	0.8
Insurance contracts	0.7	—	—	0.7
Total	$126.0	$95.7	$21.7	$8.6

(a)         This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Total
Beginning balance, December 31, 2010	$6.3	$0.9	$0.5	$7.7
Actual return (loss) on plan assets:
Assets held at the reporting date	0.9	0.1	—	1.0
Assets sold during the period	0.2	—	—	0.2
Purchases, sales and settlements, net	(0.3)	(0.2)	0.2	(0.3)
Beginning balance, December 31, 2011	7.1	0.8	0.7	8.6
Actual return (loss) on plan assets:
Assets held at the reporting date	1.6	0.1	—	1.7
Assets sold during the period	(0.2)	0.3	—	0.1
Purchases, sales and settlements, net	(0.7)	(0.4)	(0.7)	(1.8)
Ending balance, December 31, 2012	$7.8	$0.8	$—	$8.6

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006 (the “Act”), and the maximum deductible contribution allowed for tax purposes.  In 2012, 2011, and 2010, the Company contributed approximately $13.3 million, $4.4 million, and $5.9 million, respectively, in each year. The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

The benefit formulas for employees who are members of collective bargaining units are determined according to the collective bargaining agreements, either using final average pay as the base or a flat dollar amount per year of service.

Effective December 31, 2011, the Company froze benefit accruals under the final average pay formula for salaried, non-bargaining unit employees hired before January 1, 2008 and transitioned them to the same cash balance formula for employees hired on or after January 1, 2008. Retirement benefits under the cash balance formula are based on a fixed percentage of employee eligible compensation, plus interest. The plan interest credit rate will vary from year to year based on the ten-year U.S. Treasury rate.

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31st of each year. The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2012 and 2011 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011

Change in Benefit Obligation
Benefit obligation at beginning of year	$192.6	$189.8	$48.5	$51.8
Service cost	2.7	5.4	1.0	0.9
Interest cost	9.0	10.7	2.3	3.0
Plan participants’ contributions	—	—	1.3	1.2
Actuarial (gain) loss	14.9	20.7	(0.6)	(4.7)
Benefits paid	(9.1)	(9.2)	(3.3)	(3.7)
Amendments/Curtailments	—	(24.8)	—	—
Benefit obligation at end of year	$210.1	$192.6	$49.2	$48.5

Change in Plan Assets
Fair value of plan assets at beginning of year	$126.0	$137.9	$—	$—
Actual return on plan assets	19.0	(7.1)	—	—
Employer contributions	13.3	4.4	—	—
Benefits paid	(9.1)	(9.2)	—	—
Fair value of plan assets at end of year	149.2	126.0	—	—
Funded Status and Recognized Liability	$(60.9)	$(66.6)	$(49.2)	$(48.5)

The accumulated benefit obligation for the Company’s qualified pension plans was $209.6 million and $191.9 million as of December 31, 2012 and 2011, respectively. Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2012 and 2011 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2012	2011	2012	2011

Current liabilities	$—	$—	$(2.1)	$(2.1)
Non-current liabilities	(60.9)	(66.6)	(47.1)	(46.4)
Total	$(60.9)	$(66.6)	$(49.2)	$(48.5)

Net loss (gain) (net of taxes)	$55.8	$56.1	$0.7	$0.6
Prior service cost (net of taxes)	(13.4)	(14.8)	0.1	0.1
Total	$42.4	$41.3	$0.8	$0.7

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2012 and 2011 is shown below (in millions):

	2012	2011
Projected benefit obligation	$210.1	$192.6
Accumulated benefit obligation	$209.6	$191.9
Fair value of plan assets	$149.2	$126.0

The estimated prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2013 is $2.3 million. The estimated net loss that will be recognized in net periodic pension cost for the qualified pension plans in 2013 is $6.8 million. The estimated net loss and prior service cost for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic pension cost in 2013 is $0.3 million.

Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years. Although current health care costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self-insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive loss for the qualified pension plans and the post-retirement health care and life insurance benefit plans during 2012, 2011, and 2010, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Components of Net Periodic Benefit Cost
Service cost	$2.7	$5.4	$4.6	$1.0	$0.9	$0.7
Interest cost	9.0	10.7	10.3	2.3	3.0	2.6
Expected return on plan assets	(10.7)	(11.1)	(9.7)	—	—	—
Amortization of net loss (gain)	7.0	4.0	3.5	0.6	1.9	0.4
Amortization of prior service cost	(2.3)	0.1	0.1	0.1	0.2	0.2
Recognition of loss due to settlement	—	—	—	—	—	—
Net periodic benefit cost	$5.7	$9.1	$8.8	$4.0	$6.0	$3.9

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	$4.0	$23.8	$3.6	$(0.4)	$(2.5)	$3.9
Amortization of unrecognized (loss) gain	(4.2)	(2.4)	(2.1)	(0.3)	(1.0)	(0.2)
Prior service (credit) cost	—	(15.1)	—	—	—	—
Amortization of prior service cost	1.4	(0.1)	(0.1)	—	(0.1)	(0.1)
Total recognized in other comprehensive income	1.2	6.2	1.4	(0.7)	(3.6)	3.6
Total recognized in net periodic benefit cost and other comprehensive income	$6.9	$15.3	$10.2	$3.3	$2.4	$7.5

The weighted average assumptions used to determine benefit information during 2012, 2011, and 2010, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2012	2011	2010	2012	2011	2010
Weighted Average Assumptions:
Discount rate	4.2%	4.8%	5.8%	4.3%	4.9%	5.8%
Expected return on plan assets	8.3%	8.3%	8.3%
Rate of compensation increase	3.0%	4.0%	4.0%	3.0%	4.0%	4.0%
Initial health care cost trend rate				8.0%	9.0%	10.0%
Ultimate rate				4.5%	5.0%	5.0%
Year ultimate rate is reached				2020	2016	2016

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2012, 2011, and 2010 and the net periodic post-retirement benefit cost for 2012, 2011 and 2010, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2012	2011	2010	2012	2011	2010

Effect on total of service and interest cost components	$0.6	$0.6	$0.5	$(0.4)	$(0.5)	$(0.4)
Effect on post-retirement benefit obligation	$6.5	$6.6	$7.1	$(5.2)	$(5.3)	$(5.7)

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law. A few employees and retirees receive additional supplemental pension benefits.  The Company also has a frozen non-qualified pension plan that covers two outside directors and pays retirement benefits in a lump sum from the Company’s general funds.  The obligation relating to these plans, totaled $7.9 million at December 31, 2012. A 2.4 percent discount rate was used to determine the 2012 obligation. The expense associated with the non-qualified plans was $0.3 million in 2012, $0.8 million in 2011, and $1.5 million in 2010.  As of December 31, 2012, the amount recognized in accumulated other comprehensive income for net loss, net of tax, was approximately $2.0 million, and the amount recognized as prior service credit, net of tax, was $0.9 million. The estimated net loss and prior service credit, net of tax, that will be recognized in net periodic pension cost in 2013 is $0.2 million.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Qualified
	Pension	Non-qualified	Post-retirement
Year	Benefits	Pension Benefits	Benefits (1)

2013	$10.5	$0.8	$2.2
2014	11.0	3.3	2.3
2015	11.4	0.6	2.4
2016	11.7	0.8	2.4
2017	12.0	0.2	2.5
2018-2022	$64.2	$1.6	$13.0

(1) Net of plan participants’ contributions and Medicare D subsidies.

Current liabilities of approximately $2.9 million, related to non-qualified pension benefits and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2012.

Multiemployer Plans:  The Company contributes to nine multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees. Contributions are generally based on union labor paid or cargo volume.

The risks of participating in multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multiemployer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”). The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits. As of December 31, 2012, Management has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding Matson’s participation in multiemployer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (EIN) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year-end at December 31, 2012 and 2011, respectively.  The zone status is based on information that Matson received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “Status of funding improvement or rehabilitation plan implementation” column indicates plans for which a funding improvement plan or a rehabilitation plan is either pending or has been implemented.  The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject.

		Pension Protection Act Zone Status as of December		FIP/RP Status	Contributions of Matson				Expiration Date of Collective
	EIN/Pension	31,		Pending/	($ in millions)			Surcharge	Bargaining
Pension Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293/001	Yellow	Yellow	Implemented	$2.4	$2.2	$2.0	No	6/30/2014
Master, Mates and Pilots	13-6372630/001	Green	Green	None	3.4	3.0	2.9	No	8/15/2023, 8/15/2018
Hawaii Terminals Multiemployer Pension Plan	20-0389370/001	Yellow	Yellow	Implemented	5.1	5.2	5.2	No	6/30/2014
MEBA Pension Trust	51-6029896/001	Green	Green	None	2.1	—	—	No	8/15/2018
OCU Trust Pension	26-1574440/001	Green	Green	None	0.1	0.1	0.1	No	6/30/2013
Other Plans		Green	Green		—	—	—

Total					$13.1	$10.5	$10.2

Masters, Mates and Pilots Pension Plan utilized the special 29-year amortization rules provided by Public Law 111-192, Section 211 to amortize its losses from 2008.  As a result, the plan’s zone status changed from red in 2010 to green in 2011. Also, Matson is party to two collective-bargaining agreements based upon vessels that require contributions to this plan:  Contract A, covering thirteen vessels, expires on August 15, 2023, and Contract B, covering one managed vessel, expires on August 15, 2018.

In 2012, Matson agreed to contribute at least 11.7% of total wages paid to employees in covered MEBA employment to the MEBA Pension Trust by a reallocation of the total labor cost under the collective bargaining agreement. The pension contribution rate was determined by the plan’s actuary to be necessary to maintain full funding of the pension plan and is fully offset by a reallocation of wages and other benefits.

Matson was listed in its plans’ Forms 5500 as providing more than five percent of the total contributions for the following plans and plan years:

Pension Plan	Exceeded More than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year- End)
Hawaii Stevedoring Multiemployer Pension Plan	2012, 2011 and 2010
Hawaii Terminals Multiemployer Pension Plan	2012, 2011 and 2010
Masters, Mates and Pilots Pension Plan*	2011 and 2010

* As of the date the financial statements were issued, Form 5500s were not available for the plan years ending in 2012 for this and other plans.

Matson contributes to seven multiemployer plans that provide postretirement benefits other than pensions under the terms of collective-bargaining agreements with American Radio Association AFL-CIO; ILWU Local 142; ILWU Local 63, Office Clerical Unit Marine Clerk Association; International Organization of Masters, Mates and Pilots, AFL-CIO; National Marine Engineers’ Beneficial Association, AFL-CIO District No. 1 — PCD, MEBA; Marine Firemen’s Union; and Sailors’ Union of the Pacific.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision, hearing, prescription drug, death, accidental death and dismemberment, disability, legal aid, training in maritime electronics, scholarship program, wage insurance and license insurance, although not all of these benefits are provided by each plan. These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multiemployer pension plans. Contributions Matson made to these plans were $10.8 million in 2012, $10.7 million in 2011, and $10.5 million in 2010.  The contributions increased during the period due to increases in the employer contribution rate.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  These plans provide matching contributions of up to 4 percent of eligible employee compensation.  For all non-bargaining unit employees who were participants in the Company’s defined benefit pension plan, the 401(k) matching contributions were suspended for 2010 but reinstated in 2011. The Company’s matching contributions expensed under these plans totaled $1.6 million, $1.5 million and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company also provides profit sharing contributions under the qualified defined contribution plans; if a minimum threshold of Matson’s performance is achieved, the Company provides contributions to salaried, non-bargaining employees of up to 3 percent based on a formula which may change on an annual basis.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Profit sharing contributions to certain bargaining unit employees are determined under collective bargaining agreements.  Profit sharing expenses recorded in 2012 and 2010 under this plan totaled $1.2 million and $1.7 million, respectively.  No expense was recorded in 2011 when the plan was suspended.

9.             INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2012 consisted of the following (in millions):

	2012	2011	2010
Current:
Federal	$38.9	$26.5	$38.1
State	3.2	1.8	5.4
Total	42.1	28.3	43.5
Deferred	(9.1)	(3.2)	3.2
Provision for income taxes	$33.0	$25.1	$46.7

Income tax expense for 2012, 2011, and 2010 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons (in millions):

	2012	2011	2010

Computed federal income tax expense	$29.7	$24.9	$41.2
State income taxes	0.5	1.4	5.0
Deferred tax adjustment	(1.4)	—	—
Separation costs	1.7	—	—
Unrecognized tax benefit	1.5	—	—
Other — net	1.0	(1.2)	0.5
Provision for income taxes	$33.0	$25.1	$46.7

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	2012	2011
Deferred tax assets:
Benefit plans	$54.0	$52.5
Insurance reserves	9.7	7.8
Allowance for doubtful accounts	1.7	1.9
Reserves	1.7	2.5
Other	0.3	1.9
Total deferred tax assets	67.4	66.6

Deferred tax liabilities:
Basis differences for property and equipment	292.6	301.1
Capital Construction Fund	3.3	3.3
Joint ventures and other investments	3.8	6.0
Deferred revenue	10.9	8.0
Amortization	2.1	2.0
Total deferred tax liabilities	312.7	320.4

Net deferred tax liability	$245.3	$253.8

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation. The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected. The Company also receives an income tax benefit for non-vested stock when they vest, measured as the fair market value of the stock at the time of vesting, tax effected. The net tax benefits from share-based transactions were $1.3 million and $0.6 million for 2012 and 2011, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional capital in the consolidated statements of shareholders’ equity.

In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations. Accordingly, the Company’s income taxes for the year ended December 31, 2012, were increased by approximately $1.7 million, related to the non-deductibility of certain Separation costs.

Also in connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns. A&B has liability to Matson with respect to Matson’s consolidated or combined U.S. federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Matson consolidated or combined group relating to the taxable periods in which A&B was a part of that group. The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.  Under the Tax Sharing Agreement, Matson also generally will be responsible for any taxes that arise from the failure of the Separation, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Code, to the extent such failure to qualify is attributable to actions, events or transactions relating to Matson’s stock, assets or business, or a breach of the relevant representations or covenants made by Matson in the Tax Sharing Agreement, the materials submitted to the Internal Revenue Service in connection with the ruling request relating to the Separation or the representation letter provided to counsel in connection with such counsel’s issuance of a tax opinion relating to certain aspects of the Separation.  In addition, each of Matson and A&B generally will be responsible for a portion of any taxes that arise from the failure of the Separation, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Code, if such failure is for any reason for which neither Matson nor A&B is responsible. The Tax Sharing Agreement also imposes restrictions on the respective abilities of Matson and A&B to engage in certain actions following the Separation.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2009	$2.7
Additions for tax positions of prior years	—
Additions for tax positions of current year	1.1
Reductions for tax positions of prior years	(0.3)
Reductions for lapse of statute of limitations	—
Balance at December 31, 2010	3.5
Additions for tax positions of prior years	0.3
Reductions for tax positions of current year	(0.5)
Reductions for tax positions of prior years	—
Reductions for lapse of statute of limitations	(0.7)
Balance at December 31, 2011	2.6
Additions for tax positions of prior years	4.0
Additions for tax positions of current year	3.7
Reductions for tax positions of prior years	(1.0)
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2012	$8.3

The Company increased its unrecognized tax benefits by $4.0 million based on Matson becoming the primary taxpayer for all unpaid tax positions prior to Separation.  The $4.0 million represents the Former Parent Company’s liability which will be repaid to Matson through an indemnification agreement with A&B.

Of the total unrecognized benefits, $8.3 million $2.6 million and $3.5 million, at December 31, 2012, 2011 and 2010, respectively, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.4 million as of December 31, 2012, and $0.2 million as of December 31, 2011 and 2010.

The Company is no longer subject to U.S. federal income tax audits for years before 2009.  The Company is routinely involved in state and local income tax audits. Substantially all material income tax matters have been concluded for years through 2007.

10.          SHARE-BASED AWARDS

2007 Incentive Compensation Plan: The 2007 Incentive Compensation Plan (the “2007 Plan”) serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”). Under the 2007 Plan, 2,215,000 shares of common stock were initially reserved for issuance. As of December 31, 2012, 6.2 million shares of its common stock were reserved for future issuance of share-based awards under the 2007 Plan. On January 28, 2010, the Board of Directors adopted an amended and restated 2007 Plan, which, among other things, authorized the issuance of an additional 2,200,000 shares of stock under the 2007 Plan. Shareholders approved the amended 2007 Plan at the 2010 Annual Meeting of Shareholders.

In connection with the Separation, on June 29, 2012, each stock option held by a Matson employee was converted into an adjusted Matson stock option. The exercise prices of the adjusted Matson stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option. The modification of the awards did not result in any additional stock compensation expense to be recorded upon Separation.  The resulting Matson stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the Former Parent Company stock options immediately prior to the Separation.

Also, in connection with the Separation, any unvested restricted stock units (“RSUs”) granted to Matson employees were converted into Matson RSUs. The RSU grants were converted in a manner that was intended to preserve the fair market value of the awards. The resulting Matson RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the grants immediately prior to the Separation.

The 2007 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non-employee members of the Company’s Board of Directors. Share-based compensation is generally awarded under three of the four programs, as more fully described below.

Discretionary Grant Program — Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant. Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years. The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option valuation model.

Stock Issuance Program — Under the Stock Issuance Program, shares of common stock or restricted stock units may be granted. Time-based equity awards vest ratably over three years. Provided certain performance targets are achieved, performance-based equity awards vest over three years.

Automatic Grant Program — The Automatic Grant Program supersedes and replaces the Company’s 1998 Non-Employee Director Stock Option Plan and the Non-Employee Director Stock Retainer Plan. At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting. Awards of restricted stock units granted under the program generally vest ratably over three years.

The shares of common stock authorized to be issued under the 2007 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Predecessor Plans: Adopted in 1998, the Company’s 1998 Stock Option/Stock Incentive Plan (“1998 Plan”) provided for the issuance of non-qualified stock options and common stock to employees of the Company. Under the 1998 Plan, option prices could not be less than the fair market value of the Company’s common stock on the dates of grant and the options became exercisable over periods determined, at the dates of grant, by the Compensation Committee of the Former Parent Company Board of Directors that administers the plan. Generally, options vested ratably over three years and expired ten years from the date of grant. Payments for options exercised may be made in cash or in shares of the Company’s stock. If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company’s stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company’s stock on the date of exercise or one and one-half times the original option price. The 1998 Plan also permitted the issuance of shares of the Company’s common stock. Generally, grants of time-based, non-vested stock vests ratably over three years and performance-based, non-vested stock vests in one year, provided that certain performance targets are achieved. The 1998 Plan was superseded by the 2007 Plan and no further grants will be made under the 1998 Plan.

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

The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model. The weighted average grant-date fair values, prior to the Separation, of the options granted during 2012, 2011, and 2010 were $10.74, $8.92,  and $6.59, respectively, per option.  No options were granted after the Separation, therefore all weighted average assumptions provided in the table below are prior to the Separation:

	2012	2011	2010

Expected volatility	31.8%	29.2%	28.8%
Expected term (in years)	6.1	6.0	5.8
Risk-free interest rate	1.2%	2.3%	2.7%
Dividend yield	2.7%	3.1%	3.8%

•                  Expected volatility was primarily determined using the historical volatility of Matson common stock over the expected term, but the Company may also consider future events and other factors that it reasonably concludes marketplace participants might consider.

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

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, significantly affect the related amounts recognized in the consolidated statements of income and comprehensive income.

Activity in the Company’s stock option plans for the year ended December 31, 2012, exclusive of 2.9 million options cancelled in connection with the Separation, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2012	1,329	572	195	2,096	$20.11
Granted	111	—	—	111	$23.74
Exercised	(448)	(190)	(49)	(687)	$17.57
Forfeited and expired	(38)	(129)	—	(167)	$24.62
Outstanding, December 31, 2012	954	253	146	1,353	$21.15	5.6	$4,794

Exercisable, December 31, 2012	512	253	146	911	$21.40	4.5	$3,071

The following table summarizes non-vested restricted stock unit activity through December 31, 2012, exclusive of 0.3 million non-vested restricted stock units cancelled in connection with the Separation, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2012	394	$18.45
Granted	226	$17.46
Vested	(155)	$16.58
Canceled	(109)	$20.62
Outstanding, December 31, 2012	356	$17.97

As of December 31, 2012, the number of shares remaining available for future issuance under all equity compensation plans (excluding 1.4 million shares to be issued upon exercise of outstanding options, warrants and rights) is 6.2 million.

A summary of compensation cost related to share-based payments, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	2012	2011	2010
Share-based expense (net of estimated forfeitures):
Stock options	$0.9	$0.8	$0.7
Non-vested stock and restricted stock units	3.1	1.9	1.8
Total share-based expense	$4.0	$2.7	$2.5
Total recognized tax benefit	(1.6)	(0.9)	(0.8)
Share-based expense (net of tax)	$2.4	$1.8	$1.7

Cash received by Matson upon option exercise	$3.5	$2.0	$0.4
Intrinsic value of options exercised	$5.2	$1.1	$0.2
Tax benefit realized upon option exercise	$1.5	$0.4	$0.1
Fair value of stock vested	$3.8	$2.5	$1.2

As of December 31, 2012, there was $0.5 million of total unrecognized compensation cost related to unvested stock options. That cost is expected to be recognized over a weighted average period of approximately 1.3 years. As of December 31, 2012, unrecognized compensation cost related to restricted stock units was $7.0 million. The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 2.0 years.

11.      COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are described in Note 7, included the following as of December 31, 2012 (in millions):

Standby letters of credit	(a)	$6.8
Bonds	(b)	$14.2
Benefit plan withdrawal obligations	(c)	$102.1

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)                     Includes approximately $5.6 million in letters of credit which are required for the Company’s self-insured workers’ compensation programs and its other insurance programs, and approximately $1.2 million in letters of credit used to support various credit enhancement needs.

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

Environmental Matters:  As with most transportation companies of its size, the Company’s shipping business has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is in compliance, in all material respects, with applicable environmental laws and regulations.

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

12.      RELATED PARTY TRANSACTIONS

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

The amounts of these related party transactions are as follows (in millions):

	Years Ended December 31,
	2012	2011	2010
Vessel management services income	$2.0	$4.0	$3.8
Lease expense to A&B	(2.1)	(4.4)	(3.8)
Equipment and repair services expense and other	(1.4)	(2.7)	(2.7)
Related party expense, net	$(1.5)	$(3.1)	$(2.7)

Contributions to A&B totaled $155.7 million for the year ended December 31, 2012, which related to the Separation.  Contributions to A&B for the proceeds from the issuance of capital stock of $21.7 million for the year ended December 31, 2012, have been included in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Contributions from the Former Parent Company of $25.0 million, $40.3 million and $43.0 million for the years ended December 31, 2012, 2011, and 2010 respectively, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for the issuance of capital stock and stock based compensation, which are reflected in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

13.          REPORTABLE SEGMENTS

Reporting segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Company’s chief operating decision maker is its Chief Executive Officer.

Matson consists of two segments:

Ocean Transportation: The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.  MatNav also records its share of income in the terminal joint venture in operating expenses within the ocean transportation segment, due to operations of the joint venture being an integral part of the Company’s business.

Logistics: The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light based business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, a wholly-owned subsidiary of Matson Logistics.

The accounting policies of the operating segments are described in the summary of significant accounting policies. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes. Transactions between reportable segments are accounted for on the same basis as transactions with unrelated third parties.

Reportable segment information for 2012, 2011, and 2010 is summarized below (in millions):

	For the Year Ended December 31,
	2012	2011(1)	2010(1)
Revenue:
Ocean transportation	$1,189.8	$1,076.2	$1,015.0
Logistics services	370.2	386.4	355.6
Total revenue	$1,560.0	$1,462.6	$1,370.6
Operating Income:
Ocean transportation(2)	$96.6	$73.7	$118.3
Logistics services	0.1	4.9	7.1
Total operating income	96.7	78.6	125.4
Interest expense, net	(11.7)	(7.7)	(8.2)
Income from continuing operations before income taxes	85.0	70.9	117.2
Income taxes	33.0	25.1	46.7
Income from continuing operations	52.0	45.8	70.5
Discontinued operations	(6.1)	(11.6)	21.6
Net income	$45.9	$34.2	$92.1

(1)         Prior year amounts restated for amounts treated as discontinued operations.

(2)         The ocean transportation segment includes approximately $3.2 million, $8.6 million, and $12.8 million of equity in earnings from its investment in SSAT for 2012, 2011, and 2010, respectively.

	As of December 31,
As of December 31:	2012	2011	2010
Identifiable Assets:
Ocean transportation(3)	$1,097.2	$1,083.9	$1,084.7
Logistics(4)	77.1	76.4	73.8
Other(5)	—	1,384.0	1,336.1
Total assets	$1,174.3	$2,544.3	$2,494.6
Capital Expenditures:
Ocean transportation	$37.0	$44.2	$69.4
Logistics(6)	1.1	3.0	1.8
Total capital expenditures	$38.1	$47.2	$71.2
Depreciation and Amortization from Continuing Operations:
Ocean transportation	$69.1	$68.4	$67.6
Logistics	3.4	3.2	3.2
Total depreciation and amortization	$72.5	$71.6	$70.8

(3)         The ocean transportation segment includes approximately $59.6 million, $56.5 million, and $52.9 million related to its investment in SSAT as of December 31, 2012, 2011, and 2010, respectively.

(4)   Include goodwill of $27.0 million as of December 31, 2012, 2011, and 2010.

(5)         Includes assets related to discontinued operations from A&B and CLX2 of $1.4 billion and $1.3 billion as of December 31, 2011 and 2010, respectively.

(6)         Excludes expenditures related to Logistics’ acquisitions, which are classified as acquisition of businesses in Cash Flows from Investing Activities within the Consolidated Statements of Cash Flows.

14.           QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2012 and 2011 are listed below (in millions, except per-share amounts):

	2012
	Q1	Q2	Q3	Q4
Revenue:
Ocean transportation	$279.5	$299.5	$307.1	$303.7
Logistics	86.6	94.7	94.3	94.6
Total operating revenue	$366.1	$394.2	$401.4	$398.3
Operating Income (loss):
Ocean transportation	$5.8	$31.2	$32.9	$26.7
Logistics services	0.3	1.3	1.3	(2.8)
Total operating income	6.1	32.5	34.2	23.9
Interest Expense	(2.0)	(1.9)	(4.0)	(3.8)
Income From Continuing Operations before Income Taxes	4.1	30.6	30.2	20.1
Income tax expense	2.1	15.3	11.2	4.4
Income From Continuing Operations	2.0	15.3	19.0	15.7
Discontinued Operations(1)	1.4	(7.5)	0.1	(0.1)
Net Income	$3.4	$7.8	$19.1	$15.6

Income From Continuing Operations
Earnings Per Share:
Basic	$0.05	$0.36	$0.45	$0.37
Diluted	$0.05	$0.36	$0.45	$0.37

Net Income
Earnings Per Share:
Basic	$0.08	$0.18	$0.45	$0.37
Diluted	$0.08	$0.18	$0.45	$0.36

	2011
	Q1	Q2	Q3	Q4
Revenue:
Ocean transportation	$238.4	$274.3	$281.4	$282.1
Logistics	91.3	103.1	99.2	92.8
Total operating revenue	$329.7	$377.4	$380.6	$374.9
Operating Income (loss):
Ocean transportation	$5.2	$27.1	$28.9	$12.5
Logistics services	1.5	2.1	2.0	(0.7)
Total operating income	6.7	29.2	30.9	11.8
Interest Expense	(1.9)	(1.9)	(1.9)	(2.0)
Income From Continuing Operations before Income Taxes	4.8	27.3	29.0	9.8
Income tax expense	1.8	9.6	10.6	3.1
Income From Continuing Operations	3.0	17.7	18.4	6.7
Discontinued Operations(1)	2.2	1.0	(9.7)	(5.1)
Net Income	$5.2	$18.7	$8.7	$1.6

Income From Continuing Operations
Earnings Per Share:
Basic	$0.07	$0.42	$0.44	$0.16
Diluted	$0.07	$0.42	$0.44	$0.16

Net Income
Earnings Per Share:
Basic	$0.12	$0.45	$0.21	$0.04
Diluted	$0.12	$0.44	$0.21	$0.04

(1)See Note 2 for discussion of discontinued operations.

15.          SUBSEQUENT EVENTS

On December 26, 2012 the Company announced that it entered into a definitive agreement to acquire the primary assets formerly owned by Reef Shipping, a South Pacific shipping company. The Company will use these assets to enter into the South Pacific shipping trade in 2013.  On January 11, 2013, the transaction was completed. The Company paid a total of $9.6 million for the primary assets, financed by borrowings from the Company’s revolving credit facilities and cash on hand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

See page 35 for management’s annual report on internal control over financial reporting.

See page 36 for report of independent registered public accounting firm.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.            Directors

For information about the directors of Matson, see the section captioned “Election of Directors” in Matson’s proxy statement for the 2013 Annual Meeting of Shareholders (“Matson’s 2013 Proxy Statement”), which section is incorporated herein by reference.

B.            Executive Officers

For information about the executive officers of Matson, see the section captioned “Executive Officers” in Matson’s 2013 Proxy Statement, which section is incorporated herein by reference.

C.            Corporate Governance

For information about the Audit Committee of the Matson Board of Directors, see the section captioned “Certain Information Concerning the Board of Directors” in Matson’s 2013 Proxy Statement, which section is incorporated herein by reference.

D.            Code of Ethics

For information about Matson’s Code of Ethics, see the subsection captioned “Code of Ethics” in Matson’s 2013 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsection captioned “Compensation of Directors” in Matson’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in Matson’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.  See the Equity Compensation Plan Information table in Item 5 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2013 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2013 Proxy Statement, which section is incorporated herein by reference.

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

C.            Exhibits Required by Item 601 of Regulation S-K

Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses.  All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C.  Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001-34187.  Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to, Corporate Secretary, Matson, Inc., 555 12th Street, Oakland, California 94607.

2.                                      Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1 Agreement and Plan of Merger, dated as of February 13, 2012, by and among Alexander & Baldwin, Inc., Alexander & Baldwin Holdings, Inc. and A&B Merger Corporation (incorporated by reference to Exhibit 2.1 of Alexander & Baldwin, Inc.’s Form 8-K dated February 13, 2012).

2.2 Separation and Distribution Agreement, dated as of June 8, 2012, by and between Alexander & Baldwin Holdings, Inc. and A&B II, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated June 8, 2012).

3.                                      Articles of incorporation and bylaws.

3.1 Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

3.2 Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3 Revised Bylaws of Matson, Inc., as amended through June 29, 2012 (incorporated by reference to Exhibit 3.2 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

4.   Instruments defining rights of security holders, including indentures.

4.1. Rights Agreement, dated as of June 8, 2012, between Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.) and Computershare Shareowner Services LLC, as Rights Agent (including the Form of Rights Certificate as Exhibit A and the Form of Summary of Rights to Purchase Common Stock as Exhibit B) (incorporated by reference to Exhibit 4.1 of Matson’s Form 8-K dated June 8, 2012).

10.                               Material contracts.

10.1  Transition Services Agreement, dated as of June 8, 2012, by and between Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.) and A & B II, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 8, 2012).

10.2  Employee Matters Agreement, dated as of June 8, 2012, by and between Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.) and A & B II, Inc. (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 8, 2012).

10.3  Tax Sharing Agreement, dated as of June 8, 2012, by and between Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.) and A & B II, Inc. (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 8, 2012).

10.4  Credit Agreement, dated August 5, 2011, between Matson Navigation Company, Inc. and First Hawaiian Bank, Bank of America, N.A., Wells Fargo Bank, National Association, DnB NOR Bank ASA, U.S. Bank N.A., American Savings Bank, F.S.B., and Bank of Hawaii (incorporated by reference to Exhibit 10.2 of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended June 30, 2011).

10.5  Letter Consent with respect to the Credit Agreement dated as of August 5, 2011 among First Hawaiian Bank, as Agent, and the other Lenders party thereto and Matson Navigation Company, Inc., dated of June 4, 2012 (incorporated by reference to Exhibit 10.3 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.6  Second Amended and Restated Note Agreement among Matson Navigation Company, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.7  Limited Consent — Amended and Restated Note Agreement between Matson Navigation Company and The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.8  Credit Agreement between Matson Navigation Company, Inc., First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.6 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.9  Amended and Restated Limited Liability Company Agreement of SSA Terminal LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.10  Parent Company Agreement, dated as of April 24, 2002, by and among SSA Pacific Terminals, Inc., formerly known as Stevedoring Services of America, Inc., SSA Ventures, Inc., Matson Navigation Company, Inc. and Matson Ventures, Inc (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.11  Borrower Assignment, Assumption, and Release among Bank of America, N.A., Matson Navigation Company, Inc. and Matson, Inc., dated as of June 28, 2012 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.12 Company Assignment, Assumption and Release Agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, The Prudential Life Insurance Company, Ltd., Gibraltar Life Insurance Co. Ltd., Prudential Annuities Life Assurance Corporation and Prudential Arizona Reinsurance Universal Company, Matson Navigation Company, Inc. and Matson, Inc. dated June 29, 2012 (incorporated by reference to Exhibit 10.4 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.13  First Preferred Ship Mortgage dated May 19, 2005, between Matson Navigation Company, Inc. and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10.2 of Alexander & Baldwin, Inc.’s Form 8-K dated May 19, 2005).

10.14  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxvi) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2004).

10.15  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxx) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2007).

10.16  Matson, Inc. 2007 Incentive Compensation Plan, (incorporated by reference to Exhibit 99.1 to Matson’s Form S-8 dated October 26, 2012).

10.17  Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S-8 dated October 26, 2012).

10.18  Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 to Matson’s Form S-8 dated October 26, 2012).

10.19  Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 to Matson’s Form S-8 dated October 26, 2012).

10.20  Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 to Matson’s Form S-8 dated October 26, 2012).

10.21  Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 to Matson’s Form S-8 dated October 26, 2012).

10.22  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 to Matson’s Form S-8 dated October 26, 2012).

10.23  Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 99.8 to Matson’s Form S-8 dated October 26, 2012).

10.24  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 99.9 to Matson’s Form S-8 dated October 26, 2012).

10.25  Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 to Matson’s Form S-8 dated October 26, 2012).

10.26  Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 to Matson’s Form S-8 dated October 26, 2012).

10.27  Form of Anti-Dilution Adjustment Amendment to 2012 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.12 to Matson’s Form S-8 dated October 26, 2012).

10.28  Matson, Inc. 1998 Stock Option/Stock Incentive Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan) (incorporated by reference to Exhibit 99.1 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.29  Matson, Inc. 1998 Non-Employee Director Stock Option Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan) (incorporated by reference to Exhibit 99.2 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30  Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.3 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.31  Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.32  Special Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.5 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.33  Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.34  Matson, Inc. Deferred Compensation Plan for Outside Directors.

10.35  Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(xlvi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.36  Amendment No. 1 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(xlvii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.37  Amendment No. 2 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(xlviii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.38  Amendment No. 3 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(xlix) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.39  Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.b.1.(l) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.40  Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective February 27, 2008 (incorporated by reference to Exhibit 10.b.1.(li) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.41  Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(lii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.42  Amendment No. 1 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of December 31, 2011 (incorporated by reference to Exhibit 10.b.1.(liii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.43  Amendment No. 2 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(liv) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.44  Matson, Inc. Retirement Plan for Outside Directors.

10.45  Form of Letter Agreement entered into with certain executive officers.

10.46  Schedule identifying executive officers who have entered into Form of Letter Agreement.

10.47  Matson, Inc. Executive Severance Plan.

10.48  Matson, Inc. One-Year Performance Improvement Incentive Plan.

10.49  Matson, Inc. Cash Incentive Plan.

10.50  Matson, Inc. Three-Year Performance Improvement Incentive Plan (formerly known as the Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan), as restated effective October 22, 1992 (incorporated by reference to Exhibit 10.b.1.(lxxi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.51  Matson, Inc. Deferred Compensation Plan.

10.52  Matson, Inc. Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), as restated effective April 28, 1988 (incorporated by reference to Exhibit 10.b.1.(lxxiv) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.53  Amendment No. 1 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), effective December 11, 1997 (incorporated by reference to Exhibit 10.b.1.(lxxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.54  Amendment No. 2 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated June 25, 1998 (incorporated by reference to Exhibit 10.b.1.(lxxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.55  Amendment No. 3 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated December 8, 2004 (incorporated by reference to Exhibit 10.b.1.(lxxvii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.56  Amendment No. 4 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated December 13, 2007 (incorporated by reference to Exhibit 10.b.1.(lxxvii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

21.                               Matson, Inc. Subsidiaries as of February 1, 2013.

23.                               Consent of Deloitte & Touche LLP dated February 28, 2013.

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

MATSON, INC.
(Registrant)

Date: February 28, 2013	/s/Matthew J. Cox
Matthew J. Cox
President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	President,	February 28, 2013
Matthew J. Cox	Chief Executive Officer
and Director

/s/ Walter A. Dods, Jr.	Chairman of the Board	February 28, 2013
Walter A. Dods, Jr.	and Director

/s/ W. Blake Baird	Director	February 28, 2013
W. Blake Baird

/s/ Michael J. Chun	Director	February 28, 2013
Michael J. Chun

/s/ Thomas B. Fargo	Director	February 28, 2013
Thomas B. Fargo

/s/ Constance H. Lau	Director	February 28, 2013
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 28, 2013
Jeffrey N. Watanabe

Signature	Title	Date

/s/Joel M. Wine	Senior Vice President and	February 28, 2013
Joel M. Wine	Chief Financial Officer

/s/Dale B. Hendler	Vice President and	February 28, 2013
Dale B. Hendler	Controller, (principal accounting officer)