Form 10-Q
period 2013-03-31
Matson, Inc.
filed 2013-05-07
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number 001-34187

Matson, Inc.

(Exact name of registrant as specified in its charter)

Hawaii	99-0032630
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1411 Sand Island Parkway Honolulu, HI	96819
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Number of shares of common stock outstanding as of March 31, 2013:      42,679,874

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Revenue:
Ocean transportation	$299.9	$279.5
Logistic services	94.8	86.6
Total operating revenue	394.7	366.1

Costs and Expenses:
Operating costs	342.8	329.7
Equity in income of terminal joint venture	(0.2)	(0.8)
Selling, general and administrative	33.4	28.6
Separation costs	—	2.5
Operating costs and expenses	376.0	360.0

Operating Income	18.7	6.1

Interest expense	(3.7)	(2.0)
Income from Continuing Operations Before Income Taxes	15.0	4.1
Income tax expense	5.9	2.1
Income From Continuing Operations	9.1	2.0
Income From Discontinued Operations (net of income taxes)	—	1.8
Net Income	$9.1	$3.8

Other Comprehensive Income, Net of Tax:
Net Income	$9.1	$3.8
Defined benefit pension plans:
Net loss and prior service cost	—	—
Less: amortization of prior service cost included in net periodic pension cost	(0.3)	0.1
Less: amortization of net loss included in net periodic pension cost	1.4	0.8
Foreign currency translation adjustment	0.2	—
Other Comprehensive income from Discontinued Operations	—	0.8
Other Comprehensive Income	1.3	1.7
Comprehensive Income	$10.4	$5.5

Basic Earnings Per Share:
Continuing operations	$0.21	$0.05
Discontinued operations	—	0.04
Net income	$0.21	$0.09

Diluted Earnings Per Share:
Continuing operations	$0.21	$0.05
Discontinued operations	—	0.04
Net income	$0.21	$0.09

Weighted Average Number of Shares Outstanding:
Basic	42.6	41.9
Diluted	43.0	42.3

Cash Dividends Per Share	$0.15	$0.315

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$11.0	$19.9
Accounts and notes receivable, net	167.5	174.7
Inventories	5.0	4.3
Deferred income taxes	6.6	6.6
Prepaid expenses and other assets	25.3	28.6
Total current assets	215.4	234.1
Investment in terminal joint venture	59.7	59.6
Property, at cost	1,782.9	1,770.8
Less accumulated depreciation and amortization	(1,023.9)	(1,008.3)
Property — net	759.0	762.5
Other Assets	115.1	118.1
Total	$1,149.2	$1,174.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$17.4	$16.4
Accounts payable	121.4	125.8
Payroll and vacation benefits	15.5	16.0
Uninsured claims	13.0	11.2
Accrued and other liabilities	18.5	24.0
Total current liabilities	185.8	193.4
Long-term Liabilities:
Long-term debt	283.7	302.7
Deferred income taxes	249.1	251.9
Employee benefit plans	108.3	108.0
Uninsured claims and other liabilities	38.2	38.4
Total long-term liabilities	679.3	701.0
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Capital stock	32.0	31.9
Additional paid in capital	252.9	252.7
Accumulated other comprehensive loss	(44.2)	(45.5)
Retained earnings	43.4	40.8
Total shareholders’ equity	284.1	279.9
Total	$1,149.2	$1,174.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions) (Unaudited)

				Accumulated
	Common Stock			Other
		Stated	Additional	Comprehensive	Retained
	Shares	Value	Capital	Income	Earnings	Total
Balance December 31, 2012	42.6	$31.9	$252.7	$(45.5)	$40.8	$279.9

Net Income	—	—	—	—	9.1	9.1
Other comprehensive income	—	—	—	1.3	—	1.3
Share-based compensation	—	—	1.3	—	—	1.3
Shares issued	0.1	0.1	(1.1)	—	—	(1.0)
Dividends	—	—	—	—	(6.5)	(6.5)
Balance March 31, 2013	42.7	$32.0	$252.9	$(44.2)	$43.4	$284.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities from Continuing Operations
Income From Continuing Operations	$9.1	$2.0
Reconciling adjustments:
Depreciation and amortization	17.5	18.7
Deferred income taxes	(3.5)	(0.6)
Loss on disposal of property	(0.1)	(0.1)
Post-retirement expense	0.5	1.0
Share-based compensation expense	1.3	0.8
Equity in income of terminal joint venture	(0.2)	(0.8)
Changes in assets and liabilities:
Accounts receivable	7.3	4.9
Inventory	(0.7)	—
Deferred dry-docking payments	(1.2)	(11.0)
Deferred dry-docking amortization	5.4	5.6
Prepaid expenses and other assets	4.9	(0.5)
Accounts payable and accrued liabilities	(1.9)	(5.4)
Other liabilities	(3.4)	(9.5)
Net cash provided by operating activities from continuing operations	35.0	5.1

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(6.3)	(8.5)
Proceeds from disposal of property and other assets	1.0	0.3
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Acquisitions and other	(9.6)	—
Contribution from the Former Parent Company	—	12.5
Net cash (used in) provided by investing activities from continuing operations	(14.9)	4.3

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from issuance of long-term debt	21.0	7.0
Payments of long-term debt	(31.2)	(2.2)
Payments on line-of-credit agreements, net	(11.0)	(3.0)
Payment on capital leases	(0.3)	—
(Payments) proceeds from issuance of capital stock	(1.0)	12.8
Distribution to the Former Parent Company for proceeds from issuance of capital stock	—	(12.8)
Dividends paid	(6.5)	(13.3)
Net cash used in financing activities from continuing operations	(29.0)	(11.5)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	—	(25.1)
Cash flows used in investing activities of discontinued operations	—	(10.9)
Cash flows provided by financing activities of discontinued operations	—	35.1
Net cash flows used in discontinued operations	—	(0.9)

Net Decrease in Cash and Cash Equivalents	(8.9)	(3.0)

Cash and cash equivalents, beginning of the period	19.9	21.5
Cash and cash equivalents, end of the period	$11.0	$18.5

Other Cash Flow Information:
Interest paid	$2.1	$2.3
Income taxes paid	$—	$—

Other Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.0	$3.6
Non-cash capital lease obligations	$2.9	$—

See Notes to Condensed Consolidated Financial Statements.

(1)                                 Description of Business “Matson” or the “Company” means Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, together with its primary operating company, Matson Navigation Company, Inc. (“MatNav”), and all of its subsidiaries.  MatNav is a wholly-owned subsidiary of Matson, Inc.

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific.  Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California.  Also, effective January 2013, the Company began providing service to various islands in the South Pacific.  The Company’s fleet of 20 vessels, two of which are held for sale, includes containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation:  The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

The Company also has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics: The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

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

Prior to the completion of the Separation, the Company and A&B entered into a Separation and Distribution Agreement, Tax Sharing Agreement and an Employee Matters Agreement, each dated June 8, 2012, that governs the post-Separation relationship.  In addition, the Company and A&B entered into a Transition Services Agreement, dated June 8, 2012, under which each company agreed to provide the other with various services on an interim, transitional basis, for up to 24 months.

Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between A&B and Matson, in existence immediately prior to the Separation, were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution were terminated or canceled, subject to certain exceptions.

Acquisition:  In January 2013, Matson purchased the primary assets, consisting of vessels and containers, of the former Reef Shipping Limited, a South Pacific ocean carrier based in Auckland, New Zealand.  The Company acquired the assets to enter into the South Pacific shipping trade.  The Company paid a total of $9.6 million for the primary assets, financed by borrowings from the Company’s revolving credit facilities and cash on hand.  Matson South Pacific transports freight between New Zealand and other South Pacific Islands, such as Fiji, Samoa, American Samoa, Tonga and the Cook Islands.  The acquisition is not expected to have a material impact on the Company’s 2013 financial results

Other:  Subsequent to the issuance of the March 31, 2012 interim condensed consolidated financial statements, the Company identified a typographical error in the Condensed Consolidated Statements of Income and Comprehensive Income and has adjusted previously reported Other Comprehensive Loss of $1.7 million to Other Comprehensive Income of $1.7 million and corrected the mathematical total of such Comprehensive Income from $2.1 million previously reported to $5.5 million for the three months ended March 31, 2012.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2012.

The period end for Matson, Inc. is March 31. The period end for MatNav occurred on the last Friday in March, except for Matson Logistics Warehousing whose period closed on March 31.

Amounts in the consolidated financial statements and notes are rounded to millions, but percentages were determined based on amounts before rounding. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

(3)                                 Accounting for and Classification of Discontinued Operations: As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Discontinued operations include the results for the business lines that were terminated through March 31, 2013.  Operating results included in the Consolidated Statements of Income and Comprehensive Income, Statement of Cash Flows and the segment results (Note 12) for the three months ended March 31, 2012, have been restated to reflect the termination of segments that were classified as discontinued operations.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  Refer to Note 1 for further description of the Separation Transaction.

In the third quarter of 2011, the Company terminated its second China Long Beach Express Service (“CLX2”), due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates.  As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers continued through 2012 and into 2013, and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012.  The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts.  The Company does not expect to incur any additional material losses from the discontinued operations of CLX2 and as of March 31, 2013, had no future liability. Income (losses) from discontinued operations consisted of the following (in millions):

	Three Months Ended
	March 31,
	2013	2012
Discontinued operations, net of tax:
Income from A&B	$—	$41.1
Expenses from A&B	—	(38.2)
Tax benefit from A&B	—	0.3
Income from A&B	—	3.2
Expenses from CLX2	—	(2.2)
Tax benefit from CLX2	—	0.8
Income from discontinued operations, net of tax	$—	$1.8

(4)                                 Commitments, Guarantees and Contingencies:  Commitments and financial arrangements at March 31, 2013, included the following (in millions):

Standby letters of credit (a)	$6.8
Performance and customs bonds (b)	$20.5
Benefit plan withdrawal obligations (c)	$102.1

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

(b)                     Consists of approximately $19.3 million in U.S. Customs bonds, and approximately $1.2 million related to transportation and other matters.

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

Other Contingencies:  On April 21, 2008, Matson was served with a grand jury subpoena from the U.S. District Court for the Middle District of Florida for documents and information relating to water carriage in connection with the Department of Justice’s investigation into the pricing and other competitive practices of carriers operating in the domestic trades.  Matson understands that while the investigation originally was focused on the Puerto Rico trade, it also includes pricing and other competitive practices in all domestic trades, including the Alaska, Hawaii and Guam trades.  Matson does not operate vessels in the Puerto Rico and Alaska trades.  It does operate vessels in the Hawaii and Guam trades.  Matson cooperated fully with the Department of Justice.  On March 28, 2013, the Department of Justice notified Matson that the Company is no longer under investigation.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on Matson’s consolidated financial statements.

(5)                                   Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$9.1	42.6	$0.21	$2.0	41.9	$0.05
Income from discontinued operations	—	42.6	—	1.8	41.9	0.04
	9.1		$0.21	3.8		$0.09

Effect of Dilutive Securities		0.4			0.4

Diluted:
Income from continuing operations	9.1	43.0	0.21	2.0	42.3	0.05
Income from discontinued operations	—	43.0	—	1.8	42.3	0.04
	$9.1		$0.21	$3.8		$0.09

Basic earnings per share is computed based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is computed based on the weighted-average-number of common shares outstanding adjusted by the number of additional shares, if any, that would have been outstanding had the potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include non-qualified stock options and restricted stock units.

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million and 0.6 million shares of common stock during the three months ended March 31, 2013 and 2012, respectively.  These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

(6)                                 Share-Based Compensation:  During the three months ended March 31, 2013, the Company granted no non-qualified stock options to purchase shares of the Company’s common stock.

Activity in the Company’s stock option plans for the three months ended March 31, 2013, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2013	954	253	146	1,353	$21.15
Granted	—	—	—	—	$0.00
Exercised	(25)	—	—	(25)	$16.40
Forfeited and expired	(3)	—	—	(3)	$18.96
Outstanding, March 31, 2013	926	253	146	1,325	$21.24	5.3	$4,355

Exercisable, March 31, 2013	722	253	146	1,121	$21.11	4.8	$3,883

The following table summarizes non-vested restricted stock unit activity through March 31, 2013, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2013	356	$17.97
Granted	340	$26.96
Vested	(133)	$17.74
Canceled	—	$0.00
Outstanding, March 31, 2013	563	$23.46

Restricted stock unit awards vest over three years.  A portion of the awards vest based on a service period, and are expensed over the three-year vesting period.  Prior to 2013, the Company also granted performance-based awards that vest over a three-year vesting period, provided that the Company met certain performance targets in the first year of the grant.  During the first quarter of 2013 the Company granted new performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  Performance Share awards for the senior leadership team will also be modified based on total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same three-year period.  The relative TSR is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P MidCap 400 Index (with each index weighted 50%).  The service-vesting provisions of each award require the award recipient to remain in continuous service with the Company until the end of the three-year measurement period in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

A summary of compensation cost related to share-based payments, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.1	$0.2
Non-vested stock/Restricted stock units	1.2	0.6
Total share-based expense	1.3	0.8
Total recognized tax benefit	(0.5)	(0.3)
Share-based expense (net of tax)	$0.8	$0.5

(7)                                 Pension and Post-retirement Plans:  The Company has defined benefit and defined contribution pension plans that cover substantially all non-bargaining unit and certain bargaining unit employees.  The Company also has unfunded non-qualified plans that provide benefits in excess of the amounts permitted to be paid under the provisions of the tax law to participants in qualified plans.  The assumptions related to discount rates, expected long-term rates of return on invested plan assets, salary increases, age, mortality and health care cost trend rates, along with other factors, are used in determining the assets, liabilities and expenses associated with pension benefits.  Management reviews the assumptions annually with its independent actuaries, taking into consideration existing and future economic conditions and the Company’s intentions with respect to these plans.  Management believes that its assumptions and estimates for 2013 are reasonable. Different assumptions, however, could result in material changes to the assets, obligations and costs associated with benefit plans.

The components of net periodic benefit cost recorded for the first three months of 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012

Service cost	$0.7	$1.4	$0.3	$0.3
Interest cost	2.1	2.9	0.5	0.8
Expected return on plan assets	(2.7)	(2.7)	—	—
Amortization of net loss	2.0	0.9	0.2	0.5
Amortization of prior service cost	(0.6)	—	—	—
Net periodic benefit cost	$1.5	$2.5	$1.0	$1.6

In 2013, the Company expects cash contributions to its defined pension plans to total approximately $3.5 million, all of which has yet to be contributed as of March 31, 2013.

(8)                                 Fair Value Measurements: The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents.  The Company uses Level 2 inputs for its long term debt.  These inputs include interest rates for similar financial instruments.  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.  The fair value the Company’s debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are as follows (in millions):

		Fair Value Measurements at
		March 31, 2013
	Carrying Value at		Quoted Prices in	Significant	Significant
	March 31, 2013		Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$11.0	$11.0	$11.0	$—	$—
Accounts and notes receivable	167.5	167.5	—	167.5	—
Variable rate debt	5.0	5.0	—	5.0	—
Fixed rate debt	292.9	314.3	—	314.3	—

		Fair Value Measurements at
		December 31, 2012
	Carrying Value at		Quoted Prices in	Significant	Significant
	December 31, 2012		Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$19.9	$19.9	$19.9	$—	$—
Accounts and notes receivable	174.7	174.7	—	174.7	—
Variable rate debt	24.0	24.0	—	24.0	—
Fixed rate debt	295.1	316.8	—	316.8	—

(9)                                 Related Party Transactions:  Effective upon the completion of the Separation, Matson ceased to be a related party of the Former Parent Company.  Prior to the Separation, transactions with Former Parent Company were considered related party transactions, as discussed below.

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

The amounts of these related party transactions are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Vessel management services income	$—	$0.9
Lease expense to affiliate	—	(1.1)
Equipment and repair services expense and other	—	(0.5)
Related party expense, net	$—	$(0.7)

Distributions to A&B for the proceeds from the issuance of capital stock of $12.8 million for the three months ended March 31, 2012, have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  There have been no contributions in 2013.  Distributions from A&B of $12.5 million for the three months ended March 31, 2012 represent dividends paid by the Former Parent Company to its shareholders prior to the Separation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  There have been no distributions from A&B during 2013.

(10)                          Income Taxes:  In connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns.  A&B has liability to Matson with respect to Matson’s consolidated or combined federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Matson consolidated or combined group relating to the taxable periods in which A&B was a part of that group.  The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  Adjustments to deferred tax assets and deferred tax liabilities may be required due to changes in tax laws and audit adjustments by tax authorities.  To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Condensed Consolidated Statements of Income and Comprehensive Income or Balance Sheets.

(11)                          Debt:  The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of March 31, 2013, the used portion of the Company’s revolving credit facility was $11.8 million, of which $5.0 million was from cash borrowings and $6.8 million was from letters of credit.

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $70.4 million as of March 31, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Capital Leases:  In March 2013, Matson South Pacific entered into a new capital lease for specialized containers.  The initial amount of the lease was $2.9 million which has been included in property on the Condensed Consolidated Balance Sheet.  Also, in conjunction with the purchase of the assets of Reef Shipping Limited, the Company acquired capital leases for standard containers, which are also included in property on the Condensed Consolidated Balance Sheet.  As of March 31, 2013, the capital leases acquired were $0.3 million.  As of March 31, 2013, capital leases amounted to $3.2 million, of which $1.0 million has been classified as current within the notes payable and current portion on long-term debt.

Total debt was $301.1 million, as of March 31, 2013, compared with $319.1 million at the end of 2012.

Principal negative covenants as defined in Matson’s five-year revolving credit facility (the “Credit Agreement”) and long-term fixed rate debt include, but are not limited to:

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

The Company was in compliance with these covenants as of March 31, 2013.

(12)                          Segment results for the three months ended March 31, 2013 and 2012 were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Revenue:

Ocean transportation	$299.9	$279.5
Logistics services	94.8	86.6
Total revenue	$394.7	$366.1

Operating Income, Net Income:

Ocean transportation	18.5	$5.8
Logistics services	0.2	0.3
Total operating income	18.7	6.1
Interest Expense	(3.7)	(2.0)
Income From Continuing Operations Before Income Taxes	15.0	4.1
Income Tax Expense	5.9	2.1
Income From Continuing Operations	9.1	2.0
Income From Discontinued Operations (net of income taxes)	—	1.8
Net Income	$9.1	$3.8

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 1, 2013.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with Matson’s 2012 Annual Report on Form 10-K as well as the Former Parent Company’s reports on Forms 10-Q and 8-K and the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

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

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California.  Also, effective January 2013, the Company began providing service to various islands in the South Pacific.  The Company’s fleet of 20 vessels, two of which are held for sale, includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.  Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

Ocean Transportation:  The ocean transportation segment of Matson’s business, which is conducted through MatNav, is an asset-based business that generates revenue primarily through the carriage of containerized freight between various U.S. Pacific Coast, Hawaii, Guam, Micronesia, China and other Pacific island ports.

In January 2013, Matson purchased the primary assets of the former Reef Shipping Limited, a South Pacific ocean carrier based in Auckland, New Zealand.  The Company paid a total of $9.6 million for the primary assets, financed by borrowings from the Company’s revolving credit facilities and cash on hand.  Matson South Pacific, transports freight between New Zealand and other South Pacific Islands, such as Fiji, Samoa, American Samoa, Tonga and Cook Islands.

The Company also has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various international carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics:  The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light business that is a provider of domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated – Three months ended March 31, 2013 compared with 2012

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2013	2012	Change

Operating revenue	$394.7	$366.1	7.8%
Operating costs and expenses	(376.0)	(360.0)	4.4%
Operating income	18.7	6.1	206.6%
Interest expense	(3.7)	(2.0)	85.0%
Income from continuing operations before income taxes	15.0	4.1	265.9%
Income tax expense	5.9	2.1	181.0%
Income from continuing operations	9.1	2.0	355.0%
Income from discontinued operations (net of income taxes)	—	1.8
Net income	$9.1	$3.8	139.5%

Basic earnings per share	$0.21	$0.09	133.3%
Diluted earnings per share	$0.21	$0.09	133.3%

Consolidated operating revenue for the three months ended March 31, 2013 increased $28.6 million, or 7.8 percent, compared to the three months ended March 31, 2012.  This increase was due to $20.4 million in higher revenue for ocean transportation and $8.2 million in higher revenue from logistics services.

Operating costs and expenses for the three months ended March 31, 2013 increased $16.0 million, or 4.4 percent, compared to the three months ended March 31, 2012.  The increase was due to a $7.7 million increase in operating costs for the ocean transportation segment, and an increase in operating costs for the logistics segment of $8.3 million.  The reasons for the operating revenue and expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income tax expense for the three months ended March 31, 2013 was 39.5 percent of income from continuing operations before income taxes and increased by $3.8 million compared with the three months ended March 31, 2012 due to the increase in income from continuing operations before taxes and certain non-recurring and non-deductible Separation related transaction costs.

Due to the Separation, Matson has restated the operations from A&B as discontinued operations for the three months ended March 31, 2012.  Income from discontinued operations, net of income taxes, decreased $1.8 million primarily due to income from A&B no longer being included in Matson’s consolidated financials, as well as Matson no longer incurring losses from the shutdown of CLX2.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation – Three months ended March 31, 2013 compared with 2012

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Revenue	$299.9	$279.5	7.3%
Operating income	$18.5	$5.8	219.0%
Operating income margin	6.2%	2.1%
Volume (Units)(1)
Hawaii containers	34,300	32,500	5.5%
Hawaii automobiles	23,000	16,900	36.1%
China containers	14,200	13,700	3.6%
Guam containers(2)	5,800	6,100	(4.9)%
Micronesia/South Pacific Containers	2,400	1,500	60.0%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         In January 2013 the Company purchased the assets of Reef Shipping Limited. Accordingly, given new route configurations in the South Pacific trade, the Company has reclassified volume from Yap and Palau that had previously been recorded in Guam volume totals.

Ocean transportation revenue increased $20.4 million, or 7.3 percent, during the first quarter of the year versus the prior year. The increase was due principally to higher volume in the Hawaii trade, new volume associated with the Company’s Micronesia/South Pacific trade and an increase in China trade freight rates compared to the prior year’s level, partially offset by lower volume in the Guam trade.

Container volume increased in three of the trade lanes served by the Company in the first quarter: Hawaii container volume increased 5.5 percent due to improvement in eastbound carriage and modest market growth and gains in westbound carriage; China volume improved due to the timing of an additional voyage in the quarter; Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited early in the quarter; Guam volume decreased by 4.9 percent due to modest market contraction related to reduced military volume. Hawaii automobile volume increased 36.1 percent due primarily to the timing of automobile rental fleet replacement and retail sales.

Ocean transportation operating income increased $12.7 million, or 219.0 percent. The increase in operating income was principally due to increased freight rates in the China trade, higher Hawaii volume and improvements in vessel operating expenses. The Company operated  a nine-ship fleet in the quarter, while in the year earlier period it operated a 10-ship fleet due to vessel dry-docking. Operating income gains were partially offset by higher terminal handling expense associated with higher auto volume and increases in general and administrative expenses.

The Company’s SSAT joint venture contributed $0.2 million to operating income during the first quarter compared with $0.8 million in the prior year. The decline was primarily due to the loss of volume from several major customers.

Logistics – Three months ended March 31, 2013 compared with 2012

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$56.8	$52.6	8.0%
Highway revenue	38.0	34.0	11.8%
Total Revenue	$94.8	$86.6	9.5%
Operating income	$0.2	$0.3	(33.3)%
Operating income margin	0.2%	0.3%

Logistics revenue increased $8.2 million, or 9.5 percent, during the first quarter of the year versus the prior year. This increase was the result of higher domestic intermodal and highway volume.

Logistics operating income decreased modestly, by $0.1 million, due to declines in warehouse operations and international intermodal margins, partially offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows provided by operating activities totaled $35.0 million for the three months ended March 31, 2013, compared with $5.1 million for the three months ended March 31, 2012, a year-over-year increase of $29.9 million.  The increase in cash flows from continuing operations is primarily due to the increase in income from continuing operations, decrease in deferred dry-docking payments, increase in accounts payable and accrued liabilities, and a decrease in prepaid assets.

Cash flows used in investing activities totaled $14.9 million for the three months ended March 31, 2013, compared with cash flows provided by investing activities of $4.3 million for the three months ended March 31, 2012.  The increase in cash flows used in investing activities was due principally to the reduction in contribution from the Former Parent Company and acquisition of Reef Shipping Limited, partially offset by the reduction of capital expenditures.  Contribution from the Former Parent Company of $12.5 million, for the three months ended March 31, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for the issuance of stock based compensation, which are reflected in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Capital expenditures for the three months ended March 31, 2013 totaled $6.3 million compared with $8.5 million for the three months ended March 31, 2012.  The 2013 expenditures included $5.4 million for the purchase of ocean transportation-related assets and $0.9 million related to the purchase of logistics-related assets.  Capital expenditures for the three months ended March 31, 2012, totaled $8.5 million and included $8.3 million for the purchase of ocean transportation-related assets and $0.2 million related to the purchase of logistics-related assets.

Cash flows used in financing activities totaled $29.0 million for the three months ended March 31, 2013, compared with $11.5 million in the three months ended March 31, 2012.  Cash flows used in financing activities were higher in 2013, primarily due to net debt payments of $42.5 million, offset partially by the borrowing of $21.0 million.  Also, dividends decreased from 31.5 cents per share in 2012 to 15 cents per share in 2013, the Company paid $6.5 million during the first three months of 2013 and $13.3 million during the first three months of 2012, which was paid to the Former Parent Company’s shareholders and has been included in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Also during the first three months of 2013, the Company saw decreased stock option exercises.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next twelve months, including working capital, capital expenditures, dividends, and potential acquisitions.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables, totaled $178.5 million at March 31, 2013, a decrease of $16.1 million from December 31, 2012. The decrease was due primarily to an $8.9 million decrease in cash and cash equivalents and a reduction in accounts receivable of $7.2 million.

The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of March 31, 2013, the used portion of the Company’s revolving credit facility was $11.8 million, of which $5.0 million was from cash borrowings and $6.8 million was from letters of credit.

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $70.4 million as of March 31, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Total debt was $301.1 million as of March 31, 2013, compared with $319.1 million at the end of 2012.

Principal negative covenants as defined in Matson’s five-year revolving credit facility (“Credit Agreement”) and long-term fixed rate debt include, but are not limited to:

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

The Company was in compliance with these covenants as of March 31, 2013, with a debt to consolidated EBITDA ratio of 1.60, consolidated EBITDA to interest expense ratio of 13.97, and priority debt to consolidated tangible assets ratio of 6.3%.

Capital Leases:  In March 2013, Matson South Pacific entered into a new capital lease for specialized containers.  The initial amount of the lease was $2.9 million which has been included in property on the Condensed Consolidated Balance Sheet.  Also, in conjunction with the purchase of the assets of Reef Shipping Limited, the Company acquired capital leases for standard containers, which are also included in property on the Condensed Consolidated Balance Sheet.  As of March 31, 2013, the capital leases acquired were $0.3 million net of amortization.  As of March 31, 2013, capital leases amounted to $3.2 million, of which $1.0 million has been classified as current within the notes payable and current portion on long-term debt.

Balance Sheet:  The Company had working capital of $29.6 million at March 31, 2013, compared to a working capital of $40.7 million at the end of 2012. The change in working capital is primarily due to the decrease in accounts receivable of $7.2 million and the decrease in cash and cash equivalents of $8.9 million.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at March 31, 2013, and herein incorporated by reference, are included in Note 3 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

Ocean Transportation: In the first quarter of 2013, Hawaii volume increased due to an uptick in eastbound volume and modest market growth and gains. We note that eastbound volume has been historically volatile. Further, market gains can and do fluctuate depending on specific customer activity, competitive sailing schedules, and rate environment. As a result, moderate volume gains are expected in the Hawaii trade for the full year. In the China trade, freight rates were higher in the first quarter of 2013 than in the year earlier period, reflecting a continuation of rate gains made in the latter half of 2012. However, given the current surplus in global vessel capacity, modest rate erosion is expected to impact average rates for the balance of 2013. Guam trade volume declined in the quarter due to lower shipment levels from the U.S. military. Therefore, little if any full year growth in Guam is expected.

The Company’s terminal operations joint venture, SSAT, continues to be negatively impacted by significantly reduced lift volume due to customer losses from prior years. It is therefore expected that SSAT will operate at a breakeven level for the year.

In addition to the trade lane and terminal operations outlook, the Company expects to continue to benefit from operating a nine-ship fleet for most of 2013 and lower outside transportation costs, both of which are the result of a lighter dry-dock schedule.

As described above, operating income for the full year in the Ocean Transportation segment is expected to improve moderately from the prior year. Performance for the remaining three quarters of 2013 is expected to improve modestly from levels achieved in 2012, although some variance in comparative quarterly performance is anticipated.

Logistics: Volume in Logistics’ intermodal and highway businesses grew at a healthy pace in the quarter, offset by declines in warehouse operations and international intermodal margins. However, meaningful cost cutting measures instituted in 2012 led to flat year-over-year operating income.  Due to anticipated volume growth and expense control, operating income margin for Logistics is expected to be 1-2 percent of revenues in 2013, returning to a level similar to 2011.

Other: The Company expects capital expenditures for 2013 to be approximately $30 million, excluding vessel replacement capital expenditures. Further, the Company may elect to make deposits to the Capital Construction Fund if it is able to finalize its vessel replacement plan. These deposits could be significant and will have the effect of deferring a portion of the Company’s current cash tax liabilities.

OTHER MATTERS

Dividends:  The Company’s second quarter dividend of $0.15 per share to shareholders was declared on April 25, 2013, to shareholders of record on May 9, 2013, and will be paid on June 6, 2013.

Significant Accounting Policies:  The Company’s significant accounting policies are described in    Note 1 to the consolidated financial statements included in Item 8 of the Company’s 2012 Form 10-K.

Critical Accounting Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the Management’s Discussion and Analysis is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty and actual results will, inevitably, differ from those critical accounting estimates.  These differences could be material.  The most significant accounting estimates inherent in the preparation of Matson’s financial statements were described in Item 7 of the Company’s 2012 Form 10-K.

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

The Company’s fixed rate debt consists of $292.9 million in principal term notes.  The Company’s variable rate debt consists of $5.0 million under its revolving credit facilities.  Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at March 31, 2013, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of March 31, 2013 (dollars in millions)
								Fair Value at
	2013	2014	2015	2016	2017	Thereafter	Total	March 31, 2013
Fixed rate	$9.2	$11.4	$20.5	$20.5	$28.2	$203.1	$292.9	$314.3
Average interest rate	4.6%	4.5%	4.5%	4.5%	4.5%	4.5%	4.6%
Variable rate	$5.0	$—	$—	$—	$—	$—	$5.0	$5.0
Average interest rate*	1.4%	—	—	—	—	—	1.4%

*Estimated interest rates on variable debt are determined based on the rate in effect on March 31, 2013. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Jan 1– 31, 2013	—	—	—	—
Feb 1 – 28, 2013	—	—	—	—
Mar 1 – 31, 2013	—	—	—	—

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

MATSON, INC.
(Registrant)

Date: May 7, 2013	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 7, 2013	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)