Form 10-Q
period 2013-06-30
Matson, Inc.
filed 2013-08-08
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of June 30, 2013:      42,721,810

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Revenue:
Ocean transportation	$310.0	$299.5	$609.9	$579.0
Logistics	106.6	94.7	201.4	181.3
Total operating revenue	416.6	394.2	811.3	760.3

Costs and Expenses:
Operating costs	344.9	329.0	687.7	659.0
Equity in loss (income) of terminal joint venture	0.8	(1.6)	0.6	(2.4)
Selling, general and administrative	34.4	28.5	67.8	56.8
Separation costs	—	5.8	—	8.3
Operating costs and expenses	380.1	361.7	756.1	721.7

Operating Income	36.5	32.5	55.2	38.6

Interest expense	(3.6)	(1.9)	(7.3)	(3.9)
Income from Continuing Operations Before Income Taxes	32.9	30.6	47.9	34.7
Income tax expense	12.8	15.3	18.7	17.4
Income From Continuing Operations	20.1	15.3	29.2	17.3
Loss From Discontinued Operations (net of income taxes)	—	(7.5)	—	(6.1)
Net Income	$20.1	$7.8	$29.2	$11.2

Other Comprehensive Income, Net of Tax:

Net Income	$20.1	$7.8	$29.2	$11.2
Defined benefit pension plans:
Net loss and prior service cost	(0.8)	(1.1)	(0.8)	(1.1)
Less: amortization of prior service cost included in net periodic pension cost	(0.4)	(0.7)	(0.7)	(0.5)
Less: amortization of net loss included in net periodic pension cost	0.9	1.4	2.3	2.2
Foreign currency translation adjustment	(0.4)	—	(0.2)	—
Other Comprehensive Income	(0.7)	(0.4)	0.6	0.6
Comprehensive Income	$19.4	$7.4	$29.8	$11.8

Basic Earnings Per Share:
Continuing operations	$0.47	$0.36	$0.68	$0.41
Discontinued operations	—	(0.18)	—	(0.14)
Net income	$0.47	$0.18	$0.68	$0.27

Diluted Earnings Per Share:
Continuing operations	$0.47	$0.36	$0.68	$0.41
Discontinued operations	—	(0.18)	—	(0.15)
Net income	$0.47	$0.18	$0.68	$0.26

Weighted Average Number of Shares Outstanding:
Basic	42.7	42.3	42.7	42.1
Diluted	43.0	42.8	43.0	42.5

Cash Dividends Per Share	$0.15	$0.315	$0.30	$0.63

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$39.1	$19.9
Accounts and notes receivable, net	179.6	174.7
Inventories	4.3	4.3
Deferred income taxes	6.6	6.6
Prepaid expenses and other assets	24.1	28.6
Total current assets	253.7	234.1
Investment in terminal joint venture	59.0	59.6
Property, at cost	1,782.2	1,770.8
Less accumulated depreciation and amortization	(1,038.2)	(1,008.3)
Property — net	744.0	762.5
Other Assets	111.8	118.1
Total	$1,168.5	$1,174.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$12.4	$16.4
Accounts payable	138.5	125.8
Payroll and vacation benefits	16.5	16.0
Uninsured claims	13.6	11.2
Accrued and other liabilities	25.1	24.0
Total current liabilities	206.1	193.4
Long-term Liabilities:
Long-term debt	280.0	302.7
Deferred income taxes	242.4	251.9
Employee benefit plans	109.4	108.0
Uninsured claims and other liabilities	38.2	38.4
Total long-term liabilities	670.0	701.0
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Capital stock	32.0	31.9
Additional paid in capital	255.2	252.7
Accumulated other comprehensive loss	(44.9)	(45.5)
Retained earnings	50.1	40.8
Total shareholders’ equity	292.4	279.9
Total	$1,168.5	$1,174.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(In millions) (Unaudited)

	Common Stock			Accumulated Other
		Stated	Additional	Comprehensive	Retained
	Shares	Value	Capital	Income	Earnings	Total
Balance December 31, 2012	42.6	$31.9	$252.7	$(45.5)	$40.8	$279.9

Net Income	—	—	—	—	29.2	29.2
Other comprehensive income	—	—	—	0.6	—	0.6
Excess tax benefit and share withholding	—	—	0.4	—	—	0.4
Share-based compensation	—	—	2.8	—	—	2.8
Shares issued	0.1	0.1	(0.7)	—	—	(0.6)
Dividends	—	—	—	—	(19.9)	(19.9)
Balance June 30, 2013	42.7	$32.0	$255.2	$(44.9)	$50.1	$292.4

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities from Continuing Operations
Income From Continuing Operations	$29.2	$17.3
Reconciling adjustments:
Depreciation and amortization	35.0	37.4
Deferred income taxes	(10.1)	(3.4)
Gain on disposal of property	—	(0.1)
Post-retirement expense	0.9	1.9
Share-based compensation expense	2.8	1.8
Equity in loss(income) of terminal joint venture	0.6	(2.4)
Changes in assets and liabilities:
Accounts receivable	(4.8)	1.8
Inventory	—	(0.2)
Deferred dry-docking payments	(6.0)	(21.3)
Deferred dry-docking amortization	11.2	11.1
Prepaid expenses and other assets	5.2	(1.9)
Accounts payable and accrued liabilities	17.3	(19.0)
Other liabilities	(1.8)	5.5
Net cash provided by operating activities from continuing operations	79.5	28.5

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(9.8)	(17.5)
Proceeds from disposal of property and other assets	2.9	0.5
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Acquisitions and other	(9.6)	—
Contribution from the Former Parent Company	—	24.9
Net cash (used in) provided by investing activities from continuing operations	(16.5)	7.9

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from issuance of long-term debt net of issuance costs	21.0	185.1
Payments of long-term debt	(39.7)	(5.7)
Payments on line-of-credit agreements, net	(11.0)	(6.0)
Payment on capital leases	(0.5)	—
Contribution upon Separation to A&B	—	(151.4)
(Payments) proceeds from issuance of capital stock	(0.6)	21.7
Distribution to the Former Parent Company for proceeds from issuance of capital stock	—	(21.7)
Cash assumed by A&B upon Separation	—	(2.5)
Dividends paid	(13.0)	(26.7)
Net cash used in financing activities from continuing operations	(43.8)	(7.2)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	—	(30.3)
Cash flows used in investing activities of discontinued operations	—	(18.8)
Cash flows provided by financing activities of discontinued operations	—	33.9
Net cash flows used in discontinued operations	—	(15.2)

Net Increase in Cash and Cash Equivalents	19.2	14.0

Cash and cash equivalents, beginning of the period	19.9	21.5
Cash and cash equivalents, end of the period	$39.1	$35.5

Other Cash Flow Information:
Interest paid	$7.0	$4.3
Income taxes paid	$8.9	$14.1

Other Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.7	$1.7
Non-cash capital lease obligations	$2.9	$—
Accrued dividend	$6.9	$6.4

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

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific.  Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California.  Also, effective January 2013, the Company began providing service to various islands in the South Pacific.  The Company owns a fleet of 18 vessels including containerships, combination container and roll-on/roll-off ships and custom-designed barges. Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

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

The Company also has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the year ended December 31, 2012, Matson incurred total cash outflows of $166.2 million, $161.6 million of which was incurred during the second quarter of 2012, in relation to the Separation.  The total cash outflows were made up of three components: capital contribution, capitalized debt financing costs and Separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.  The Separation related expenses of $8.3 million, incurred during the six months ended June 30, 2012 and capitalized debt financing costs of $1.9 million are reported under the cash flows provided by operating activities from continuing operations and cash flows used in financing activities from continuing operations, respectively, since these costs do not qualify as discontinued operations.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The breakdown of Separation cash outflows for the year ended December 31, 2012 were as follows (in millions):

Separation Cash Outflows
Capital distribution to A&B(1)	$155.7
Separation costs(2)	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

(1) Includes a net distribution of $4.3 million that was paid out during the second half of 2012 related to the settlement of certain liabilities of the Former Parent Company.

(2) Of the $8.6 million in Separation costs, $2.5 million were recorded during the three months ended March 31, 2012, $5.8 million were recorded during the three months ended June 30, 2012, and $0.3 million were recorded during the three months ended September 30, 2012.

Other:  Subsequent to the issuance of the June 30, 2012 Interim Condensed Consolidated Financial Statements, the Company identified misclassifications related to the presentation of the cash flows from operations related to its second China Long Beach Express Service (“CLX2”), and stock based compensation and has restated them in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2012, the Company restated $6.0 million of cash flows related to CLX2 from “Cash Flows Provided by Operating Activities from Continuing Operations” to “Cash Flows Used in Operating Activities of Discontinued Operations” and restated $1.8 million related to stock based compensation from “Cash Flows from Investing Activities from Continuing Operations” to “Cash Flows Provided by Operating Activities from Continuing Operations.”  The effects of these restatements increased “Cash Flows Provided by Operating Activities from Continuing Operations” by $7.8 million, increased “Cash Flows Used in Operating Activities of Discontinued Operations” by $6.0 million and decreased “Cash Flows Provided by Investing Activities from Continuing Operations” by $1.8 million for the six months ended June 30, 2012.  The Company has determined that the foregoing restatements are not material to the previously issued interim Condensed Consolidated Financial Statements.

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

The period end for Matson, Inc. is June 30. The period end for MatNav occurred on the last Friday in June, except for Matson Logistics Warehousing whose period closed on June 30.

Amounts in the condensed consolidated financial statements and notes are presented in millions, but percentages were determined based on amounts before rounding. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3)                                 Accounting for and Classification of Discontinued Operations: As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Discontinued operations include the results for the business lines that were terminated through June 30, 2013.  Operating results included in the Condensed Consolidated Statements of Income and Comprehensive Income, Statement of Cash Flows and the segment results (Note 12) for the three and six months ended June 30, 2012, have been restated to reflect the termination of segments that were classified as discontinued operations.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Alexander & Baldwin Holdings, Inc. changed its name to Matson, Inc.  Refer to Note 1 for further description of the Separation Transaction.

In the third quarter of 2011, the Company terminated its second China Long Beach Express Service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates.  As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers continued through 2012 and into 2013, and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012.  The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts.  As of June 30, 2013, the Company has no future liability for CLX2.

There was no income (losses) from discontinued operations for the three and six months ended June 30, 2013.  Income (losses) from discontinued operations for the three and six months ended June 30, 2012 consisted of the following (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2012	2012
Discontinued operations, net of tax:
Income from A&B	$72.4	$116.4
Expenses from A&B	(78.9)	(119.8)
Tax benefit from A&B	0.4	0.1
Loss from A&B	(6.1)	(3.3)
Expenses from CLX2	(2.2)	(4.4)
Tax benefit from CLX2	0.8	1.6
Loss from discontinued operations, net of tax	$(7.5)	$(6.1)

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(4)                                 Commitments, Guarantees and Contingencies:  Commitments and financial arrangements at June 30, 2013, included the following (in millions):

Standby letters of credit (a)	$6.8
Performance and customs bonds (b)	$20.4
Benefit plan withdrawal obligations (c)	$102.1

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

(b)                     Consists of approximately $19.2 million in U.S. Customs bonds, and approximately $1.2 million related to transportation and other matters.

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

Other Legal Matters: On June 10, 2013, Matson was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as realtor on behalf of the United States asserting claims against Matson and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al.  The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods to the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  Matson believes that the suit is without merit and at this time is unable to estimate any possible loss.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with, other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on Matson’s consolidated financial statements.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(5)                                   Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	.	Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$20.1	42.7	$0.47	$15.3	42.3	$0.36
Loss from discontinued operations	—	42.7	—	(7.5)	42.3	(0.18)
	20.1		$0.47	7.8		$0.18

Effect of Dilutive Securities		0.3			0.5

Diluted:
Income from continuing operations	20.1	43.0	0.47	15.3	42.8	0.36
Loss from discontinued operations	—	43.0	—	(7.5)	42.8	(0.18)
	$20.1		$0.47	$7.8		$0.18

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$29.2	42.7	$0.68	$17.3	42.1	$0.41
(Loss) income from discontinued operations	—	42.7	—	(6.1)	42.1	(0.14)
	29.2		$0.68	11.2		$0.27

Effect of Dilutive Securities		0.3			0.4

Diluted:
Income from continuing operations	29.2	43.0	0.68	17.3	42.5	0.41
(Loss) income from discontinued operations	—	43.0	—	(6.1)	42.5	(0.15)
	$29.2		$0.68	$11.2		$0.26

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.4 and 0.2 million shares of common stock during the three months ended June 30, 2013 and 2012, respectively, and 0.2 million and 0.5 million shares of common stock during the six months ended June 30, 2013 and 2012, respectively. These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(6)                                 Share-Based Compensation:  During the six months ended June 30, 2013, the Company granted no non-qualified stock options to purchase shares of the Company’s common stock.

Activity in the Company’s stock option plans for the six months ended June 30, 2013, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2013	954	253	146	1,353	$21.15
Granted	—	—	—	—	$—
Exercised	(42)	—	(6)	(48)	$17.41
Forfeited and expired	(6)	(2)	—	(8)	$21.74
Outstanding, June 30, 2013	906	251	140	1,297	$21.28	5.1	$4,897

Exercisable, June 30, 2013	704	251	140	1,095	$21.14	4.6	$4,307

The following table summarizes non-vested restricted stock unit activity through June 30, 2013, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2013	356	$17.97
Granted	367	$26.64
Vested	(152)	$17.20
Canceled	—	$0.00
Outstanding, June 30, 2013	571	$23.76

Restricted stock unit awards vest over three years.  A portion of the awards vest based on a service period, and are expensed over the three-year vesting period.  Prior to 2013, the Company also granted performance-based awards that vest over a three-year period, provided that the Company met certain performance targets in the first year of the grant.  During the first quarter of 2013 the Company granted new performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  Performance Share awards for the senior leadership team will also be modified based on total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same three-year period.  The relative TSR is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P MidCap 400 Index (with each index weighted 50%).  The service-vesting provisions of each performance based award require the award recipient to remain in continuous service with the

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company until the end of the three-year measurement period, subject to certain exceptions due to retirement, disability, or death, in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

A summary of compensation cost related to share-based payments for the three and six months ended June 30, 2013 and 2012, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.1	$0.2	$0.2	$0.4
Non-vested stock/Restricted stock units	1.4	0.6	2.6	1.4
Total share-based expense	1.5	0.8	2.8	1.8
Total recognized tax benefit	(0.6)	(0.3)	(1.1)	(0.7)
Share-based expense (net of tax)	$0.9	$0.5	$1.7	$1.1

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The components of net periodic benefit cost recorded for the first six months of 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012

Service cost	$1.4	$1.3	$0.5	$0.4
Interest cost	4.3	4.5	1.1	1.1
Expected return on plan assets	(5.9)	(5.3)	—	—
Amortization of net loss	3.4	(0.7)	0.2	—
Amortization of prior service cost	(1.1)	4.3	—	0.9
Net periodic benefit cost	$2.1	$4.1	$1.8	$2.4

In 2013, the Company expects cash contributions to its defined pension plans to total approximately $3.5 million, all of which has yet to be contributed as of June 30, 2013.

(8)                                 Fair Value Measurements: The Company values its financial instruments based on the fair value hierarchy of valuation techniques described in the FASB’s accounting standard for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  The Company uses Level 1 inputs for the fair values of its cash equivalents.  The Company uses Level 2 inputs for its long term debt.  These inputs include interest rates for similar financial instruments.  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.  The fair value of the Company’s debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are as follows (in millions):

	Carrying Value at June 30, 2013	Fair Value Measurements at June 30, 2013
			Quoted Prices in	Significant	Significant
			Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$39.1	$39.1	$39.1	$—	$—
Accounts and notes receivable	179.6	179.6	—	179.6	—
Variable rate debt	—	—	—	—	—
Fixed rate debt	289.4	300.6	—	300.6	—

	Carrying Value at	Fair Value Measurements at
	December 31, 2012	December 31, 2012
			Quoted Prices in	Significant	Significant
			Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$19.9	$19.9	$19.9	$—	$—
Accounts and notes receivable	174.7	174.7	—	174.7	—
Variable rate debt	24.0	24.0	—	24.0	—
Fixed rate debt	295.1	316.8	—	316.8	—

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The amounts of these related party transactions are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Vessel management services income	$—	$1.1	$—	$2.0
Lease expense to affiliate	—	(1.0)	—	(2.1)
Equipment and repair services expense and other	—	(0.9)	—	(1.4)
Related party expense, net	$—	$(0.8)	$—	$(1.5)

Contributions to A&B totaled $151.4 million for the six months ended June 30, 2012 which related to the Separation.  In connection with the Separation, a final net contribution of approximately $4.3 million occurred in the second half of 2012 related to the settlement of certain liabilities of the Former Parent Company.  Contributions to the Former Parent Company for the proceeds from the issuance of capital stock of $21.7 million for the six months ended June 30, 2012 have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No contributions were made during the six months ended June 30, 2013.  Contributions from the Former Parent Company of $24.9 million, for the six months ended June 30, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for stock based compensation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No distributions were made during the six months ended June 30, 2013.

(10)                            Income Taxes:  In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which was not deductible under the tax regulations. Accordingly, the Company’s income taxes for the three and six months ended June 30, 2012 were impacted by approximately $1.2 million and $1.7 million, respectively, related to the non-deductibility of certain Separation costs.

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  Adjustments to deferred tax assets and deferred tax liabilities may be required due to changes in tax laws and audit adjustments by tax authorities.  To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Condensed Consolidated Statements of Income and Comprehensive Income or Condensed Consolidated Balance Sheets.

(11)                          Debt:  The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of June 30, 2013, the used portion of the Company’s revolving credit facility was $6.8 million, all of which was from letters of credit.

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $70.4 million as of June 30, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Capital Leases:  As of June 30, 2013, Matson had obligations under its capital leases of $3.0 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term within the notes payable and current portion of long-term debt and long-term debt accounts, respectively, within the Company’s Condensed Consolidated Balance Sheet.

Total debt was $292.4 million, as of June 30, 2013, compared with $319.1 million at the end of 2012.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company was in compliance with these covenants as of June 30, 2013.

(12)                         Segment results for the three and six months ended June 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:

Ocean transportation	$310.0	$299.5	$609.9	$579.0
Logistics	106.6	94.7	201.4	181.3
Total revenue	$416.6	$394.2	$811.3	$760.3

Operating Income, Net Income:

Ocean transportation	34.3	$31.2	$52.8	$37.0
Logistics	2.2	1.3	2.4	1.6
Total operating income	36.5	32.5	55.2	38.6
Interest Expense	(3.6)	(1.9)	(7.3)	(3.9)
Income From Continuing Operations Before Income Taxes	32.9	30.6	47.9	34.7
Income Tax Expense	12.8	15.3	18.7	17.4
Income From Continuing Operations	20.1	15.3	29.2	17.3
Loss From Discontinued Operations (net of income taxes)	—	(7.5)	—	(6.1)
Net Income	$20.1	$7.8	$29.2	$11.2

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

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K and the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

MD&A is presented in the following sections:

•       Business Overview

•       Consolidated Results of Operations

•       Analysis of Operating Revenue and Income by Segment

•       Liquidity and Capital Resources

•       Business Outlook

•       Other Matters

BUSINESS OVERVIEW

Description of Business:  Matson, Inc., is a holding company incorporated in January 2012 in the State of Hawaii, which wholly owns Matson Navigation Company, Inc., its primary operating company, and all of its subsidiaries.

Founded in 1882, Matson is a leading U.S. ocean freight carrier in the Pacific. Matson provides a vital lifeline to the island economies of Hawaii, Guam and Micronesia, and operates a premium, expedited service from China to Southern California.  Also, effective January 2013, the Company began providing service to various islands in the South Pacific.  The Company owns a  fleet of 18 vessels, including containerships, combination container and roll-on/roll-off ships and custom-designed barges.  Matson Logistics, Inc., a wholly-owned subsidiary of MatNav, was established in 1987 and extends the geographic reach of Matson’s transportation network throughout the continental U.S. and China. Matson Logistics’ integrated, asset-light logistics services include rail intermodal, highway brokerage and warehousing.

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

The Company also has a 35 percent ownership interest in SSA Terminals, LLC through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment, due to the operations of the joint venture being an integral part of the Company’s business.

Logistics:  The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light business that is a provider of domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services.  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc., a wholly-owned subsidiary of Matson Logistics.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated — Three months ended June 30, 2013 compared with 2012

	Three Months Ended June 30,
(dollars in millions, except per share amounts)	2013	2012	Change
Operating revenue	$416.6	$394.2	5.7%
Operating costs and expenses	(380.1)	(361.7)	5.1%
Operating income	36.5	32.5	12.3%
Interest expense	(3.6)	(1.9)	89.5%
Income from continuing operations before income taxes	32.9	30.6	7.5%
Income tax expense	12.8	15.3	(16.3)%
Income from continuing operations	20.1	15.3	31.4%
Loss from discontinued operations (net of income taxes)	—	(7.5)
Net income	$20.1	$7.8	157.7%

Basic earnings per share	$0.47	$0.18	161.1%
Diluted earnings per share	$0.47	$0.18	161.1%

Consolidated operating revenue for the three months ended June 30, 2013 increased $22.4 million, or 5.7 percent, compared to the three months ended June 30, 2012.  This increase was due to $10.5 million in higher revenue for ocean transportation and $11.9 million in higher revenue from logistics services.

Operating costs and expenses for the three months ended June 30, 2013 increased $18.4 million, or 5.1 percent, compared to the three months ended June 30, 2012.  The increase was due to a $7.4 million increase in operating costs for the ocean transportation segment, and an increase in operating costs for the logistics segment of $11.0 million.  Changes in operating revenue and expense are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating income.

Income tax expense for the three months ended June 30, 2013 was 38.9 percent of income from continuing operations before income taxes and decreased by $2.5 million compared with the three months ended June 30, 2012 due to certain non-recurring and non-deductible Separation related transaction costs in the prior year offset by the increase in income from continuing operations before taxes.

Due to the Separation, Matson has restated the operations from A&B as discontinued operations for the three months ended June 30, 2012.  Loss from discontinued operations, net of income taxes, decreased $7.5 million due to losses from A&B no longer being included in Matson’s consolidated financials, as well as Matson no longer incurring losses from the shutdown of CLX2.

Consolidated — Six months ended June 30, 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions, except per share amounts)	2013	2012	Change
Operating revenue	$811.3	$760.3	6.7%
Operating costs and expenses	(756.1)	(721.7)	4.8%
Operating income	55.2	38.6	43.0%
Interest expense	(7.3)	(3.9)	87.2%
Income from continuing operations before income taxes	47.9	34.7	38.0%
Income tax expense	18.7	17.4	7.5%
Income from continuing operations	29.2	17.3	68.8%
Loss from discontinued operations (net of income taxes)	—	(6.1)
Net income	$29.2	$11.2	160.7%

Basic earnings per share	$0.68	$0.27	151.9%
Diluted earnings per share	$0.68	$0.26	161.5%

Consolidated operating revenue for the six months ended June 30, 2013 increased $51.0 million, or 6.7 percent, compared to the six months ended June 30, 2012.  This increase was due to $30.9 million in higher revenue for ocean transportation and $20.1 million in higher revenue from logistics services.

Operating costs and expenses for the six months ended June 30, 2013 increased $34.4 million, or 4.8 percent, compared to the six months ended June 30, 2012.  The increase was due to a $15.1 million increase in operating costs for the ocean transportation segment, and an increase in operating costs for the logistics segment of $19.3 million.  Changes in operating revenue and expense are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating income.

Income tax expense for the six months ended June 30, 2013 was 39.0 percent of income from continuing operations before income taxes and increased by $1.3 million compared with the six months ended June 30, 2012 due to the increase in income from continuing operations before taxes.

Due to the Separation, Matson has restated the operations from A&B as discontinued operations for the six months ended June 30, 2012.  Loss from discontinued operations, net of income taxes, decreased $6.1 million due to losses from A&B no longer being included in Matson’s consolidated financials, as well as Matson no longer incurring losses from the shutdown of CLX2.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation — Three months ended June 30, 2013 compared with 2012

	Three Months Ended June 30,
(dollars in millions)	2013	2012	Change
Revenue	$310.0	$299.5	3.5%
Operating income	$34.3	$31.2	9.9%
Operating income margin	11.1%	10.4%
Volume (Units)(1)
Hawaii containers	35,700	33,900	5.3%
Hawaii automobiles	23,200	20,900	11.0%
China containers	15,400	15,200	1.3%
Guam containers(2)	6,100	5,800	5.2%
Micronesia/South Pacific Containers(2)	2,400	1,300	84.6%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         In January 2013 the Company purchased the assets of Reef Shipping Limited. Accordingly, given new route configurations in the South Pacific trade, the Company reclassified 2012 volume from Yap and Palau from the Guam containers total to the Micronesia/South Pacific containers total.

Ocean transportation revenue increased $10.5 million, or 3.5 percent, during the second quarter of the year versus the prior year. The increase was due principally to new volume associated with the Company’s Micronesia/South Pacific trade and higher volume in the Hawaii trade, partially offset by lower fuel surcharges resulting from lower fuel prices and a decrease in China trade freight rates compared to the prior year’s level.

Container volume increased in all of the trade lanes served by the Company in the second quarter: Hawaii container volume increased 5.3 percent due to modest market growth and gains in westbound carriage and an additional voyage; China volume improved modestly; Guam volume increased by 5.2 percent mostly to timing of shipments and Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited earlier in the year. Hawaii automobile volume increased 11.0 percent due primarily to the timing of automobile rental fleet replacement and retail sales.

Ocean transportation operating income increased $3.1 million, or 9.9 percent, versus the prior year. The increase in operating income was principally due to higher volume in the Hawaii trade, the absence of Separation costs in the quarter, and improvements in operating expenses, partially offset by higher terminal handling expense and higher general and administrative expenses. In the second quarter of 2012, the Company had $5.8 million in non-recurring expenses related to its Separation.

The Company’s SSAT joint venture lost $0.8 million during the second quarter compared with a gain of $1.6 million in the comparable period of the prior year.  The loss was primarily due to past customer losses that result in lower lift volume.

Ocean Transportation — Six months ended June 30, 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Revenue	$609.9	$579.0	5.3%
Operating income	$52.8	$37.0	42.7%
Operating income margin	8.7%	6.4%
Volume (Units)(1)
Hawaii containers	70,000	66,400	5.4%
Hawaii automobiles	46,200	37,800	22.2%
China containers	29,600	28,900	2.4%
Guam containers(2)	11,900	11,900	—%
Micronesia/South Pacific Containers(2)	4,800	2,800	71.4%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         In January 2013 the Company purchased the assets of Reef Shipping Limited. Accordingly, given new route configurations in the South Pacific trade, the Company reclassified 2012 volume from Yap and Palau from the Guam containers total to the Micronesia/South Pacific containers total.

Ocean transportation revenue increased $30.9 million, or 5.3 percent, during the first six months of the year versus the prior year. The increase was due principally to new volume associated with the Company’s Micronesia/South Pacific trade, higher volume in the Hawaii trade and higher rates in the China trade, partially offset by lower fuel surcharges resulting from lower fuel prices.

Container volume increased in four of the trade lanes served by the Company in the first six months of the year: Hawaii container volume increased 5.4 percent due to modest market growth and gains in westbound carriage and improvement in eastbound carriage; China volume improved due to the timing of an additional voyage in the first half of the year; and Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited earlier in the year. Guam volume was flat for the first six months of the year while Hawaii automobile volume increased 22.2 percent due primarily to the timing of automobile rental fleet replacement and retail sales.

Ocean transportation operating income increased $15.8 million, or 42.7 percent. The increase in operating income was principally due to lower vessel operating expenses, higher volume in the Hawaii trade, and to the absence of Separation costs, partially offset by higher terminal handling expense associated with higher volume and higher general and administrative expenses. In the first half of 2013, the Company operated a nine-ship fleet while in the first half of 2012 it operated a 10-ship fleet during significant portions of the time due to vessel dry-docking. Also, in the first half of 2012, the Company had $8.3 million in non-recurring expenses related to its Separation that led to higher than normal corporate expenses.

The Company’s SSAT joint venture lost $0.6 million during the first six months of 2013 compared with a gain of $2.4 million in the comparable period of the prior year.  The loss was primarily due to past customer losses that result in lower lift volume.

Logistics — Three months ended June 30, 2013 compared with 2012

	Three Months Ended June 30,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$65.4	$59.2	10.5%
Highway revenue	41.2	35.5	16.1%
Total Revenue	$106.6	$94.7	12.6%
Operating income	$2.2	$1.3	69.2%
Operating income margin	2.1%	1.4%

Logistics revenue increased $11.9 million, or 12.6 percent, during the second quarter of the year versus the prior year. This increase was primarily due to higher intermodal and highway volume.

Logistics operating income increased $0.9 million, or 69.2 percent, due to higher intermodal volume, favorable receivables collections, and lower general and administrative expenses.

Logistics — Six months ended June 30, 2013 compared with 2012

	Six Months Ended June 30,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$122.2	$111.8	9.3%
Highway revenue	79.2	69.5	14.0%
Total Revenue	$201.4	$181.3	11.1%
Operating income	$2.4	$1.6	50.0%
Operating income margin	1.2%	0.9%

Logistics revenue increased $20.1 million, or 11.1 percent, during the first six months of the year versus the prior year. This increase was the result of higher intermodal and highway volume.

Logistics operating income increased by $0.8 million, or 50.0 percent, due to higher intermodal volume and lower general and administrative expenses, partially offset by a decrease in direct contribution from warehousing operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows provided by operating activities totaled $79.5 million for the six months ended June 30, 2013, compared with $28.5 million for the six months ended June 30, 2012, a year-over-year increase of $51.0 million.  The increase in cash flows from continuing operations is primarily due to an increase in accounts payable and accrued liabilities, a decrease in dry-docking payments, an increase in income from continuing operations and a decrease in prepaid assets.

Cash flows used in investing activities totaled $16.5 million for the six months ended June 30, 2013, compared with cash flows provided by investing activities of $7.9 million for the six months ended June 30, 2012.  The change in cash flows from investing activities was due principally to the reduction in contribution from the Former Parent Company and the acquisition of Reef Shipping Limited, partially offset by the reduction of capital expenditures.  Contribution from the Former Parent Company of $24.9 million, for the six months ended June 30, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation, offset by distributions to the Former Parent Company for the issuance of stock based compensation, which are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Capital expenditures for the six months ended June 30, 2013 totaled $9.8 million compared with $17.5 million for the six months ended June 30, 2012.  The 2013 expenditures included $8.8 million for the purchase of ocean transportation-related assets and $1.0 million related to the purchase of logistics-related assets.  Capital expenditures for the six months ended June 30, 2012, totaled $17.5 million and included $17.2 million for the purchase of ocean transportation-related assets and $0.3 million related to the purchase of logistics-related assets.

Cash flows used in financing activities totaled $43.8 million for the six months ended June 30, 2013, compared with $7.2 million in the six months ended June 30, 2012.  Cash flows used in financing activities were higher in 2013, primarily due to a decrease in proceeds from issuance of long-term debt.  During the six months ended June 30, 2012 the Company had secured new financing to facilitate the Separation, however since the Separation the Company has focused on the repayment of debt, and reduced its borrowings from $185.1 million in the six months ended June 30, 2012 to $21.0 million in the six months ended June 30, 2013.  The Company also had net debt payments of $50.7 million during the six months ended June 30, 2013.  Dividends decreased from 63 cents per share in 2012 to 30 cents per share in 2013, the Company paid $13.0 million during the first six months of 2013 and $26.7 million during the first six months of 2012, which was paid to the Former Parent Company’s shareholders and has been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Also during the first six months of 2013, the Company saw decreased stock option exercises.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next twelve months, including working capital, capital expenditures, dividends, and potential acquisitions.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables, totaled $218.7 million at June 30, 2013, an increase of $24.1 million from December 31, 2012. The increase was due primarily to a $19.2 million increase in cash and cash equivalents and an increase in accounts receivable of $4.9 million.

The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of June 30, 2013, the used portion of the Company’s revolving credit facility was $6.8 million, all of which was from letters of credit.

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $70.4 million as of June 30, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Total debt was $292.4 million as of June 30, 2013, compared with $319.1 million at the end of 2012.

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

The Company was in compliance with these covenants as of June 30, 2013, with a debt to consolidated EBITDA ratio of 1.56, consolidated EBITDA to interest expense ratio of 12.43, and priority debt to consolidated tangible assets ratio of 6.2%.

Capital Leases:  As of June 30, 2013, Matson had obligations under its capital leases of $3.0 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term within the notes payable and current portion of long-term debt and long-term debt accounts, respectively, within the Company’s Condensed Consolidated Balance Sheet.

Balance Sheet:  The Company had working capital of $47.6 million at June 30, 2013, compared to a working capital of $40.7 million at the end of 2012. The change in working capital is primarily due to the increase in cash and cash equivalents of $19.2 million and the increase in accounts receivable of $4.9 million offset by an increase in accounts payable of $12.7 million and a decrease in prepaid expenses and other assets of $4.5 million.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at June 30, 2013, and herein incorporated by reference, is included in Note 4 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

Ocean Transportation: In the second quarter of 2013, Hawaii volume increased due to modest market growth and gains, and an additional voyage. Moderate volume gains are therefore expected in the Hawaii trade for the full year. In the China trade, freight rates were slightly lower in the second quarter of 2013 compared to the same period of 2012, reflecting a surplus of vessel capacity relative to market demand.  The modest rate erosion in the China trade is expected to continue for the balance of 2013. Guam trade volume rose slightly in the quarter due to the timing of select shipments. However, little if any full year growth in Guam is expected.

The Company’s terminal operations joint venture, SSAT, continues to be negatively impacted by significantly reduced lift volume due to customer losses from prior years. It is therefore expected that SSAT will operate at a breakeven level for the year.

In addition to the trade lane and terminal operations outlook, the Company expects to continue to benefit from operating a nine-ship fleet for the balance of the year and lower outside transportation costs, both of which are the result of a lighter dry-dock schedule as compared to 2012.

As described above, operating income for the full year in the Ocean Transportation segment is expected to improve moderately from the prior year. Performance for the second half of 2013 is expected to be flat to modestly better than the levels achieved in 2012, although some variance in comparative quarterly performance is anticipated.

Logistics: Volume in Logistics’ intermodal and highway businesses grew at a healthy pace in the quarter. Combined with continuing cost cutting measures, results improved and operating income margin reached 2.1 percent of revenues.  Logistics’ performance for the second half of 2013 is expected to significantly surpass the level achieved in 2012, driven by improved performance in warehousing operations, continued volume growth and expense control. In the fourth quarter of 2012, Logistics incurred $3.9 million in one-time losses associated with its Northern California warehousing operations. Full year operating income margin is expected to be 1-2 percent of revenues.

Other: In the second quarter, financial results improved in part due to a lower effective tax rate as compared to the second quarter of 2012. The effective tax rate was 38.9 percent versus 50.0 percent, respectively. In the second quarter of 2012, the Company incurred Separation costs that did not qualify for tax deduction, resulting in a higher than normal effective tax rate.

The Company expects capital expenditures for 2013 to be approximately $20 to 25 million, excluding any vessel replacement capital expenditures it may make. Further, the Company may elect to make deposits to the Capital Construction Fund if it is able to finalize its vessel replacement plan. These deposits could be significant and will have the effect of deferring a portion of the Company’s current cash tax liabilities, while not affecting its tax rate.

OTHER MATTERS

Dividends:  The Company’s third quarter dividend of $0.16 per share to shareholders was declared on June 27, 2013, to shareholders of record on August 1, 2013, and will be paid on September 5, 2013.

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

The Company’s fixed rate debt consists of $289.4 million in principal term notes.  The Company did not have any borrowings on its variable rate debt.  Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at June 30, 2013, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of June 30, 2013 (dollars in millions)
								Fair Value at
	2013	2014	2015	2016	2017	Thereafter	Total	June 30, 2013
Fixed rate	$5.7	$11.4	$20.5	$20.5	$28.2	$203.1	$289.4	$300.6
Average interest rate	4.6%	4.5%	4.5%	4.5%	4.5%	4.5%	4.6%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate*	—	—	—	—	—	—	—

*Estimated interest rates on variable debt are determined based on the rate in effect on June 30, 2013. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 10, 2013, Matson was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as realtor on behalf of the United States asserting claims against Matson and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al.  The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods to the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  Matson believes that the suit is without merit and at this time is unable to estimate any possible loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Apr 1 – 30, 2013	—	—	—	—
May 1 – 31, 2013	—	—	—	—
June 1 – 30, 2013	—	—	—	—

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

MATSON, INC.
(Registrant)

Date: August 8, 2013	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 8, 2013	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)