Form 10-Q
period 2013-09-30
Matson, Inc.
filed 2013-11-07
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock outstanding as of September 30, 2013:      42,838,736

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Revenue:
Ocean transportation	$310.1	$307.1	$920.0	$886.1
Logistics	104.9	94.3	306.3	275.6
Total operating revenue	415.0	401.4	1,226.3	1,161.7

Costs and Expenses:
Operating costs	353.6	337.0	1,041.3	996.0
Equity in loss (income) of terminal joint venture	2.4	(0.7)	3.0	(3.1)
Selling, general and administrative	31.8	30.6	99.6	87.4
Separation costs	—	0.3	—	8.6
Operating costs and expenses	387.8	367.2	1,143.9	1,088.9

Operating Income	27.2	34.2	82.4	72.8

Interest expense	(3.6)	(4.0)	(10.9)	(7.9)
Income from Continuing Operations Before Income Taxes	23.6	30.2	71.5	64.9
Income tax expense	(6.4)	(11.2)	(25.1)	(28.6)
Income From Continuing Operations	17.2	19.0	46.4	36.3
Income (Loss) From Discontinued Operations (net of income taxes)	—	0.1	—	(6.0)
Net Income	$17.2	$19.1	$46.4	$30.3

Other Comprehensive Income, Net of Tax:

Net Income	$17.2	$19.1	$46.4	$30.3
Defined benefit pension plans:
Net loss and prior service cost	—	—	(0.8)	(1.1)
Less: amortization of prior service credit included in net periodic pension cost	(0.3)	(0.5)	(1.0)	(1.0)
Less: amortization of net loss included in net periodic pension cost	1.2	1.3	3.5	3.5
Foreign currency translation adjustment	0.1	—	(0.1)	—
Other Comprehensive Income	1.0	0.8	1.6	1.4
Comprehensive Income	$18.2	$19.9	$48.0	$31.7

Basic Earnings Per Share:
Continuing operations	$0.40	$0.45	$1.09	$0.86
Discontinued operations	—	—	—	(0.14)
Net income	$0.40	$0.45	$1.09	$0.72

Diluted Earnings Per Share:
Continuing operations	$0.40	$0.45	$1.08	$0.85
Discontinued operations	—	—	—	(0.14)
Net income	$0.40	$0.45	$1.08	$0.71

Weighted Average Number of Shares Outstanding:
Basic	42.8	42.5	42.7	42.2
Diluted	43.3	42.8	43.1	42.6

Cash Dividends Per Share	$0.16	$0.15	$0.46	$0.78

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$81.8	$19.9
Accounts and notes receivable, net	171.1	174.7
Inventories	4.3	4.3
Deferred income taxes	6.6	6.6
Prepaid expenses and other assets	48.3	28.6
Total current assets	312.1	234.1
Investment in terminal joint venture	56.6	59.6
Property, at cost	1,783.1	1,770.8
Less accumulated depreciation and amortization	(1,046.9)	(1,008.3)
Property — net	736.2	762.5
Other assets	115.3	118.1
Total	$1,220.2	$1,174.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Notes payable and current portion of long-term debt	$12.5	$16.4
Accounts payable	128.1	125.8
Payroll and vacation benefits	15.0	16.0
Uninsured claims	13.4	11.2
Accrued and other liabilities	20.3	24.0
Total current liabilities	189.3	193.4
Long-term Liabilities:
Long-term debt	277.4	302.7
Deferred income taxes	296.9	251.9
Employee benefit plans	106.0	108.0
Uninsured claims and other liabilities	35.0	38.4
Total long-term liabilities	715.3	701.0
Commitments and Contingencies (Note 4)
Shareholders’ Equity:
Capital stock	32.1	31.9
Additional paid in capital	260.1	252.7
Accumulated other comprehensive loss	(43.9)	(45.5)
Retained earnings	67.3	40.8
Total shareholders’ equity	315.6	279.9
Total	$1,220.2	$1,174.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Shareholders’ Equity

(In millions) (Unaudited)

	Common Stock			Accumulated Other
	Shares	Stated Value	Additional Capital	Comprehensive Income	Retained Earnings	Total
Balance December 31, 2012	42.6	$31.9	$252.7	$(45.5)	$40.8	$279.9

Net Income	—	—	—	—	46.4	46.4
Other comprehensive income	—	—	—	1.6	—	1.6
Excess tax benefit and share withholding	—	—	1.7	—	—	1.7
Share-based compensation	—	—	4.3	—	—	4.3
Shares issued	0.2	0.2	1.4	—	—	1.6
Dividends	—	—	—	—	(19.9)	(19.9)
Balance September 30, 2013	42.8	$32.1	$260.1	$(43.9)	$67.3	$315.6

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities from Continuing Operations
Income From Continuing Operations	$46.4	$36.3
Reconciling adjustments:
Depreciation and amortization	52.1	56.0
Deferred income taxes	43.9	(7.2)
Gain on disposal of property	—	(0.2)
Post-retirement expense	1.2	2.4
Share-based compensation expense	4.3	2.9
Equity in loss(income) of terminal joint venture	3.0	(3.1)
Changes in assets and liabilities:
Accounts receivable	3.7	2.3
Inventory	—	(0.1)
Deferred dry-docking payments	(10.6)	(32.2)
Deferred dry-docking amortization	17.1	17.3
Prepaid expenses and other assets	(23.8)	(5.3)
Accounts payable and accrued liabilities	4.8	(9.5)
Other liabilities	(4.3)	8.7
Net cash provided by operating activities from continuing operations	137.8	68.3

Cash Flows from Investing Activities from Continuing Operations:
Capital expenditures	(19.7)	(30.8)
Proceeds from disposal of property and other assets	4.0	0.9
Deposits into Capital Construction Fund	(4.4)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4
Acquisitions and other	(9.3)	—
Contribution from the Former Parent Company	—	24.9
Net cash used in investing activities from continuing operations	(25.0)	(5.0)

Cash Flows from Financing Activities from Continuing Operations:
Proceeds from issuance of long-term debt net of issuance costs	21.0	185.1
Payments of long-term debt	(41.9)	(49.9)
Payments on line-of-credit agreements, net	(11.0)	(6.0)
Payment on capital leases	(0.8)	—
Contribution upon Separation to A&B	—	(155.0)
Proceeds from issuance of capital stock	1.7	24.8
Distribution to the Former Parent Company for proceeds from issuance of capital stock	—	(21.7)
Cash assumed by A&B upon Separation	—	(2.5)
Dividends paid	(19.9)	(33.1)
Net cash used in financing activities from continuing operations	(50.9)	(58.3)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	—	(30.1)
Cash flows used in investing activities of discontinued operations	—	(18.8)
Cash flows provided by financing activities of discontinued operations	—	33.9
Net cash flows used in discontinued operations	—	(15.0)

Net Increase in Cash and Cash Equivalents	61.9	(10.0)

Cash and cash equivalents, beginning of the period	19.9	21.5
Cash and cash equivalents, end of the period	$81.8	$11.5

Other Cash Flow Information:
Interest paid	$8.9	$6.5
Income taxes paid	$8.9	$28.2

Other Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$3.0	$0.1
Non-cash capital lease obligations	$2.9	$—

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

Logistics: The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light business that provides domestic and international rail intermodal service (“Intermodal”), long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, and warehousing and distribution services (collectively “Highway”).  Warehousing, packaging and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

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

During the year ended December 31, 2012, Matson incurred total cash outflows of $166.2 million in relation to the Separation.  The total cash outflows were made up of three components: capital contribution, capitalized debt financing costs and Separation related expenses referred to as Separation costs in the Condensed Consolidated Statements of Income and Comprehensive Income.  The Separation related expenses of $8.6 million, incurred during the nine months ended September 30, 2012 and capitalized debt financing costs of $1.9 million are reported under the cash flows provided by operating activities from continuing operations and cash flows used in financing activities from continuing operations, respectively, since these costs do not qualify as discontinued operations.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The breakdown of Separation cash outflows for the year ended December 31, 2012 were as follows (in millions):

Separation Cash Outflows
Capital contribution to A&B(1)	$155.7
Separation costs(2)	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

(1) Includes a net distribution of $4.3 million, of which $3.6 million was paid out during the third quarter of 2012 related to the settlement of certain liabilities of the Former Parent Company.  The remaining $0.7 was paid in the fourth quarter of 2012.

(2) Of the $8.6 million in Separation costs, $2.5 million were recorded during the three months ended March 31, 2012, $5.8 million were recorded during the three months ended June 30, 2012, and $0.3 million were recorded during the three months ended September 30, 2012.

Capital Construction Fund:  The Company has an agreement with the U.S. Department of Transportation Maritime Administration (“MarAd”) pursuant to which the Company has established a Capital Construction Fund (“CCF”) to which the Company makes contributions to provide funding for certain U.S.-built assets and for the repayment of certain vessel acquisition debt.  The Company receives a federal income tax deduction for deposits made to the CCF, subject to certain restrictions.  Withdrawals from the CCF for investment in vessels or related assets do not give rise to a tax liability, but reduce the depreciable bases of the assets for income tax purposes.

During the third quarter 2013, the Company made a deposit of $111.8 million to its CCF by assigning a $111.8 million undivided interest in its trade accounts receivable to its CCF.  Due to the nature of the transaction, the deposit is classified as part of Accounts and notes receivable, net on the Condensed Consolidated Balance Sheet.

Other:  Subsequent to the issuance of the September 30, 2012 Interim Condensed Consolidated Financial Statements, the Company identified misclassifications related to the presentation of the cash flows from operations related to stock based compensation and has restated them in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2012, the Company restated $1.8 million related to stock based compensation from “Cash Flows from Investing Activities from Continuing Operations” to “Cash Flows Provided by Operating Activities from Continuing Operations.”  The effects of these restatements increased “Cash Flows Provided by Operating Activities from Continuing Operations” by $1.8 million and decreased “Cash Flows Used In Investing Activities from Continuing Operations” by $1.8 million for the nine months ended September 30, 2012.

Subsequent to the issuance of the September 30, 2012 interim condensed consolidated financial statements, the Company identified mathematical and typographical errors in the supporting documentation utilized to prepare the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012. The Company has corrected previously reported Other Comprehensive Loss of $1.4 million to Other Comprehensive Income of $1.4 million for the nine months ended September 30, 2013 and

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

corrected the mathematical total of such Comprehensive Income from $28.9 million previously reported to $31.7 million for the nine months ended September 30, 2012. The Company also corrected the previously reported amortization of prior service cost included in net periodic pension cost and amortization of net loss included in net periodic pension cost of $0.7 million, $(2.7) million and $1.0 million, $(3.5) million to $(0.5) million, $1.3 million and $(1.0) million, $3.5 million for the three months and nine months ended September 30, 2012, respectively. The company also corrected previously reported Net loss and prior service cost of $1.1 million to $(1.1) million for the nine months ended September 30, 2012. Additionally, the Company has corrected the previously reported Other Comprehensive Loss of $2.0 million to Other Comprehensive Income of $0.8 million for the three months ended September 30, 2012 and corrected the mathematical total of such Comprehensive Income from $17.1 million to $19.9 million for the three months ended September 30, 2012.

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

The period end for Matson, Inc. is September 30. The period end for MatNav occurred on the last Friday in September, except for Matson Logistics Warehousing whose period closed on September 30.

Amounts in the condensed consolidated financial statements and notes are presented in millions, but percentages were determined based on amounts before rounding. Accordingly, a recalculation of some percentages, if based on the reported data, may be slightly different.

(3)                                 Accounting for and Classification of Discontinued Operations: As required by the Financial Accounting Standards Board (“FASB”) ASC Subtopic 205-20, Discontinued Operations, the termination of certain income-producing assets are classified as discontinued operations if (i) the operations and cash flows of the component have been, or will be, eliminated from the ongoing operations of the Company as a result of the disposal transaction, and (ii) the Company will not have any significant continuing involvement in the operations of the component after the disposal transaction.  Discontinued operations include the results for the business lines that were terminated through September 30, 2013.  Operating results included in the Condensed Consolidated Statements of Income and Comprehensive Income, Statement of Cash Flows and the segment results (Note 12) for the three and nine months ended September 30, 2012, have been restated to reflect the termination of segments that were classified as discontinued operations.

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

In the third quarter of 2011, the Company terminated its second China Long Beach Express Service, due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates.  As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees. These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers continued through 2012 and into 2013, and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012.  The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts.  As of September 30, 2013, the Company has no future liability for CLX2.

There was no income (losses) from discontinued operations for the three and nine months ended September 30, 2013.  Income (losses) from discontinued operations for the three and nine months ended September 30, 2012 consisted of the following (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2012	2012
Discontinued operations, net of tax:
Income from A&B	$—	$116.4
Expenses from A&B	—	(119.8)
Tax benefit from A&B	—	0.1
Loss from A&B	—	(3.3)
Income (Expenses) from CLX2	0.1	(4.3)
Tax benefit from CLX2	—	1.6
Loss from discontinued operations, net of tax	$0.1	$(6.0)

(4)                                 Commitments, Guarantees and Contingencies:  Commitments and financial arrangements at September 30, 2013, included the following (in millions):

Standby letters of credit (a)	$5.8
Performance and customs bonds (b)	$20.4
Benefit plan withdrawal obligations (c)	$102.1

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

These amounts are not recorded on the Company’s Condensed Consolidated Balance Sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

(a)                     Includes approximately $4.6 million in letters of credit which are required for the Company’s self-insured workers’ compensation programs and its other insurance programs, and approximately $1.2 million in letters of credit used to support various credit enhancement needs.

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

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in early September, 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release. Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena for documents relating to the release of molasses into Honolulu Harbor.  In addition, the Company has received written requests for information regarding the release from the following governmental agencies (i) the DOH, (ii) the State of Hawaii Office of Hawaiian Affairs, and (iii) the United States Environmental Protection Agency (Region IX).

Government agencies have not yet initiated any legal proceedings or presented the Company with an accounting of claims for costs, penalties or damages in connection with the release of molasses, and the Company has only received a limited number of third party claims.  To date, the Company has incurred $1.3 million in response costs, legal expenses, and third party claims related to the release of molasses.  At this early stage in the proceedings, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident. As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters: On June 10, 2013, Matson was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as realtor on behalf of the United States asserting claims against Matson and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods to the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  Matson filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied Matson’s motion and the answer to the complaint is due by November 12, 2013.  Matson believes that the suit is without merit and at this time is unable to estimate any possible loss.

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

(5)                                   Earnings Per Share (“EPS”): The number of shares used to compute basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$17.2	42.8	$0.40	$19.0	42.5	$0.45
Loss from discontinued operations	—	42.8	—	0.1	42.5	—
	17.2		$0.40	19.1		$0.45

Effect of Dilutive Securities		0.5			0.3

Diluted:
Income from continuing operations	17.2	43.3	0.40	19.0	42.8	0.45
Loss from discontinued operations	—	43.3	—	0.1	42.8	—
	$17.2		$0.40	$19.1		$0.45

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$46.4	42.7	$1.09	$36.3	42.2	$0.86
(Loss) income from discontinued operations	—	42.7	—	(6.0)	42.2	(0.14)
	46.4		$1.09	30.3		$0.72

Effect of Dilutive Securities		0.4			0.4

Diluted:
Income from continuing operations	46.4	43.1	1.08	36.3	42.6	0.85
(Loss) income from discontinued operations	—	43.1	—	(6.0)	42.6	(0.14)
	$46.4		$1.08	$30.3		$0.71

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.5 million shares of common stock during the three months ended September 30, 2012, respectively, and 0.1 million and 0.5 million shares of common stock during the nine months ended September 30, 2013 and 2012, respectively.  These options were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.  All shares outstanding during the three months ended September 30, 2013 were dilutive.

(6)                                 Share-Based Compensation:  During the nine months ended September 30, 2013, the Company granted no non-qualified stock options to purchase shares of the Company’s common stock.

Activity in the Company’s stock option plans for the nine months ended September 30, 2013, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value

Outstanding, January 1, 2013	954	253	146	1,353	$21.15
Granted	—	—	—	—	$—
Exercised	(106)	(43)	(6)	(155)	$20.48
Forfeited and expired	(4)	(2)	—	(6)	$21.05
Outstanding, September 30, 2013	844	208	140	1,192	$21.24	4.9	$6,005

Exercisable, September 30, 2013	662	208	140	1,010	$21.08	4.5	$5,250

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes non-vested restricted stock unit activity through September 30, 2013, (in thousands, except weighted average grant-date fair value amounts):

	2007
	Plan	Weighted
	Restricted	Average
	Stock	Grant-Date
	Units	Fair Value

Outstanding, January 1, 2013	356	$17.97
Granted	370	$26.66
Vested	(166)	$21.10
Canceled	(4)	$27.24
Outstanding, September 30, 2013	556	$25.61

Restricted stock unit awards vest over three years.  A portion of the awards vest based on a service period, and are expensed over the three-year vesting period.  Prior to 2013, the Company also granted performance-based awards that vest over a three-year period, provided that the Company met certain performance targets in the first year of the grant.  During the first quarter of 2013 the Company granted new performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  Performance Share awards for the senior leadership team will also be modified based on total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same three-year period.  The relative TSR is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P MidCap 400 Index (with each index weighted 50%).  The service-vesting provisions of each performance based award require the award recipient to remain in continuous service with the Company until the end of the three-year measurement period, subject to certain exceptions due to retirement, disability, or death, in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

A summary of compensation cost related to share-based payments for the three and nine months ended September 30, 2013 and 2012, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.1	$0.2	$0.3	$0.6
Non-vested stock/Restricted stock units	1.4	0.9	4.0	2.3
Total share-based expense	1.5	1.1	4.3	2.9
Total recognized tax benefit	(0.6)	(0.4)	(1.7)	(1.2)
Share-based expense (net of tax)	$0.9	$0.7	$2.6	$1.7

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

The components of net periodic benefit cost recorded for the first nine months of 2013 and 2012 were as follows (in millions):

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012

Service cost	$2.1	$2.0	$0.8	$0.7
Interest cost	6.5	6.8	1.6	1.7
Expected return on plan assets	(8.9)	(8.0)	—	—
Amortization of net loss	5.1	6.0	0.2	1.0
Amortization of prior service cost	(1.7)	(1.3)	—	—
Net periodic benefit cost	$3.1	$5.5	$2.6	$3.4

In 2013, cash contributions to the Company’s defined pension plans totaled approximately $3.5 million, all of which was contributed in the third quarter of 2013.

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

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The carrying value and fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are as follows (in millions):

	Carrying Value at	Fair Value Measurements at
	September 30, 2013	September 30, 2013
			Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$81.8	$81.8	$81.8	$—	$—
Accounts and notes receivable	171.1	171.1	—	171.1	—
Variable rate debt	—	—	—	—	—
Fixed rate debt	287.2	298.6	—	298.6	—

	Carrying Value at	Fair Value Measurements at
	December 31, 2012	December 31, 2012
			Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash & cash equivalents	$19.9	$19.9	$19.9	$—	$—
Accounts and notes receivable	174.7	174.7	—	174.7	—
Variable rate debt	24.0	24.0	—	24.0	—
Fixed rate debt	295.1	316.8	—	316.8	—

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

There were no related party transactions entered into after the Separation, on June 29, 2012.  Prior to the Separation the related party transactions are as follows (in millions):

Six Months Ended June 30,
2012
Vessel management services income	$2.0
Lease expense to affiliate	(2.1)
Equipment and repair services expense and other	(1.4)
Related party expense, net	$(1.5)

Contributions to A&B totaled $155.0 million for the nine months ended September 30, 2012 which related to the Separation.  In connection with the Separation, a final net contribution of approximately $0.7 million occurred in the fourth quarter of 2012 related to the settlement of certain liabilities of the Former Parent Company.  Contributions to the Former Parent Company for the proceeds from the issuance of capital stock of $21.7 million for the nine months ended September 30, 2012 have been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No contributions were made during the nine months ended September 30, 2013.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Contributions from the Former Parent Company of $24.9 million, for the nine months ended September 30, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for stock based compensation and are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No distributions were made during the nine months ended September 30, 2013.

(10)                          Income Taxes:  In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which was not deductible under the tax regulations. Accordingly, the Company’s income taxes for the nine months ended September 30, 2012 were impacted by approximately $1.7 million, related to the non-deductibility of certain Separation costs.

In connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns.  A&B has liability to Matson with respect to Matson’s consolidated or combined federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Matson consolidated or combined group relating to the taxable periods in which A&B was a part of that group.  The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which Matson and A&B will bear responsibility, and Matson and A&B agreed to indemnify each other against any amounts for which they are not responsible.  Matson completed the 2012 federal income tax return this quarter, which included A&B companies for the short period in 2012 before separation.  Matson has recorded a receivable from A&B and corresponding adjustment to current taxes payable to reflect Matson’s allocated portion of the 2012 federal income tax liability.

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

(11)                          Debt:  The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of September 30, 2013, the used portion of the Company’s revolving credit facility was $5.8 million, all of which was from letters of credit.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $68.2 million as of September 30, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Capital Leases:  As of September 30, 2013, Matson had obligations under its capital leases of $2.7 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term within the notes payable and current portion of long-term debt and long-term debt accounts, respectively, within the Company’s Condensed Consolidated Balance Sheet.

Total debt was $289.9 million, as of September 30, 2013, compared with $319.1 million at the end of 2012.

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

The Company was in compliance with these covenants as of September 30, 2013.

Matson, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(12)                          Segment results for the three and nine months ended September 30, 2013 and 2012 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:

Ocean transportation	$310.1	$307.1	$920.0	$886.1
Logistics	104.9	94.3	306.3	275.6
Total revenue	$415.0	$401.4	$1,226.3	$1,161.7

Operating Income, Net Income:

Ocean transportation	25.5	$32.9	$78.3	$69.9
Logistics	1.7	1.3	4.1	2.9
Total operating income	27.2	34.2	82.4	72.8
Interest Expense	(3.6)	(4.0)	(10.9)	(7.9)
Income From Continuing Operations Before Income Taxes	23.6	30.2	71.5	64.9
Income Tax Expense	(6.4)	(11.2)	(25.1)	(28.6)
Income From Continuing Operations	17.2	19.0	46.4	36.3
Loss From Discontinued Operations (net of income taxes)	—	0.1	—	(6.0)
Net Income	$17.2	$19.1	$46.4	$30.3

(13)                          Subsequent Events:  On November 5, 2013, Matson entered into a private placement agreement (the “Note Agreement”) pursuant to which Matson will issue $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes will have a weighted average life of approximately 14.5 years and will bear interest at a rate of 4.35%, payable semi-annually.

The Notes are expected to be issued in January 2014, subject to satisfaction of customary closing conditions.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to amortize in 2021, with annual principal payments of $5 million in 2021, $7.5 million in 2022 and 2023, $10 million from 2024 to 2027, and $8 million in 2028.  Starting in 2029 and in each year thereafter until 2044, annual principal payments will be $2 million.

On November 6, 2013, MatNav and Aker Philadelphia Shipyard, Inc. (“APSI”) entered into a definitive agreement pursuant to which APSI will construct two new 3,600-TEU Aloha-class dual-fuel capable containerships, with expected delivery dates during the third and fourth quarters of 2018 (the “Ship Building Agreement”). The dual fuels are conventional fuel oils and liquefied natural gas (“LNG”).  While the Ship Building Agreement specifies that upon delivery the ships will be only conventional fuel oil ready, MatNav has negotiated a change order with APSI, which provides for the installation of LNG fuel tanks and related fuel delivery system. The change order option may be executed at MatNav’s sole discretion up to January 2015, which will make the ships LNG ready at delivery.  MatNav will pay an aggregate amount of $418.0 million for the two containerships, which is expected to be funded from available cash on hand, cash flows from operations, borrowing available under the Company’s unsecured revolving credit facility and potential future financings.  Payments will be made over the next five years, with 2% due upon the execution of the Ship Building Agreement, a total of 22% in 2015 and 2016, and a total of 76% in 2017 and 2018. MatNav has an option to contract with APSI, for the construction of up to three additional Aloha-class vessels for which a price and delivery date will be negotiated at the time the option is exercised.

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, regional, national and international economic conditions; new or increased competition; fuel prices and our ability to collect fuel surcharges; our relationship with vendors, customers and partners and changes in related agreements; the actions of our competitors, including the timing of the entry of a competitor in the Guam trade lane; consummating and integrating acquisitions; conditions in the financial markets; changes in our credit profile and our future financial performance; the impact of future and pending legislation, including environmental legislation; government regulations and investigations; the potential adverse effect of the molasses release on Matson’s business and stock price, the potential for changes in the Company’s operations or regulatory compliance obligations and potential third party or governmental agency claims, disputes, legal or other proceedings, fines, penalties, natural resource damages, inquiries or investigations or other regulatory actions, including debarment, relating to the molasses release; repeal, substantial amendment or waiver of the Jones Act or its application, or our failure to maintain our status as a United States citizen under the Jones Act; relations with our unions; and the occurrence of marine accidents, poor weather or natural disasters, and also the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K filed with the Securities Exchange Commission on March 1, 2013.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

Logistics:  The logistics segment of Matson’s business, which is conducted through Matson Logistics, is an asset-light business that provides domestic and international rail intermodal service, long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services, warehousing, packaging and distribution services.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated — Three months ended September 30, 2013 compared with 2012

	Three Months Ended September 30,
(dollars in millions, except per share amounts)	2013	2012	Change

Operating revenue	$415.0	$401.4	3.4%
Operating costs and expenses	(387.8)	(367.2)	5.6%
Operating income	27.2	34.2	(20.5)%
Interest expense	(3.6)	(4.0)	(10.0)%
Income from continuing operations before income taxes	23.6	30.2	(21.9)%
Income tax expense	(6.4)	(11.2)	(42.9)%
Income from continuing operations	17.2	19.0	(9.5)%
Loss from discontinued operations (net of income taxes)	—	0.1
Net income	$17.2	$19.1	(9.9)%

Basic earnings per share	$0.40	$0.45	(11.1)%
Diluted earnings per share	$0.40	$0.45	(11.1)%

Consolidated operating revenue for the three months ended September 30, 2013 increased $13.6 million, or 3.4 percent, compared to the three months ended September 30, 2012.  This increase was due to $3.0 million in higher revenue for ocean transportation and $10.6 million in higher revenue from logistics services.

Operating costs and expenses for the three months ended September 30, 2013 increased $20.6 million, or 5.6 percent, compared to the three months ended September 30, 2012.  The increase was due to a $10.4 million increase in operating costs for the ocean transportation segment, and an increase in operating costs for the logistics segment of $10.2 million.  Changes in operating revenue and expense are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating income.

Income tax expense for the three months ended September 30, 2013 was 27.1 percent of income from continuing operations before income taxes and decreased by $4.8 million compared with the three months ended September 30, 2012 due to the release of liabilities related to a $2.2 million tax allocation item related to the Separation, and lower income from continuing operations before income taxes.

Consolidated — Nine months ended September 30, 2013 compared with 2012

	Nine Months Ended September 30,
(dollars in millions, except per share amounts)	2013	2012	Change
Operating revenue	$1,226.3	$1,161.7	5.6%
Operating costs and expenses	(1,143.9)	(1,088.9)	5.1%
Operating income	82.4	72.8	13.2%
Interest expense	(10.9)	(7.9)	38.0%
Income from continuing operations before income taxes	71.5	64.9	10.2%
Income tax expense	(25.1)	(28.6)	(12.2)%
Income from continuing operations	46.4	36.3	27.8%
Loss from discontinued operations (net of income taxes)	—	(6.0)
Net income	$46.4	$30.3	53.1%

Basic earnings per share	$1.09	$0.72	51.4%
Diluted earnings per share	$1.08	$0.71	52.1%

Consolidated operating revenue for the nine months ended September 30, 2013 increased $64.6 million, or 5.6 percent, compared to the nine months ended September 30, 2012.  This increase was due to $33.9 million in higher revenue for ocean transportation and $30.7 million in higher revenue from logistics services.

Operating costs and expenses for the nine months ended September 30, 2013 increased $55.0 million, or 5.1 percent, compared to the nine months ended September 30, 2012.  The increase was due to a $25.5 million increase in operating costs for the ocean transportation segment, and an increase in operating costs for the logistics segment of $29.5 million.  Changes in operating revenue and expense are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating income.

Income tax expense for the nine months ended September 30, 2013 was 35.1 percent of income from continuing operations before income taxes and decreased by $3.5 million compared with the nine months ended September 30, 2012 due to a $2.2 million tax allocation item related to the Separation and certain non-recurring and non-deductible Separation related transaction costs that were present in the prior year, but not in the current year.

Due to the Separation, Matson has restated the operations from A&B as discontinued operations for the nine months ended September 30, 2012.  Loss from discontinued operations, net of income taxes, decreased $6.0 million due to losses from A&B no longer being included in Matson’s consolidated financials, as well as Matson no longer incurring losses from the shutdown of CLX2.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation — Three months ended September 30, 2013 compared with 2012

	Three Months Ended September 30,
(dollars in millions)	2013	2012	Change
Revenue	$310.1	$307.1	1.0%
Operating income	$25.5	$32.9	(22.5)%
Operating income margin	8.2%	10.7%
Volume (Units)(1)
Hawaii containers	34,600	35,700	(3.1)%
Hawaii automobiles	16,800	22,200	(24.3)%
China containers	16,200	17,100	(5.3)%
Guam containers(2)	6,000	6,200	(3.2)%
Micronesia/South Pacific Containers(2)	3,200	1,500	113.3%

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

Ocean Transportation revenue increased $3.0 million, or 1.0 percent, during the three months ended September 30, 2013 compared with the three months ended September 30, 2012. The increase was due to new volume associated with the Company’s Micronesia/South Pacific trade and the combined impact of improved freight rates and favorable cargo mix changes in Hawaii and Guam, mostly offset by lower volume in all other trade lanes and a decrease in China trade freight rates compared to the prior year’s level.

On a year over year basis, Hawaii and Guam container volume decreased 3.1 percent and 3.2 percent, respectively, due to a modestly slower freight environment; China volume declined 5.3 percent, the result of an additional sailing in the prior year; and Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited earlier in the year. Hawaii automobile volume decreased 24.3 percent reflecting the timing of rental fleet replacement.

Ocean Transportation operating income decreased $7.4 million, or 22.5 percent, versus the comparable prior year period. The decrease in operating income resulted from lower volume in the Hawaii and Guam trades, lower China freight rates, and certain unfavorable items including an adverse arbitration decision of $3.8 million related to Guam previously co-owned terminal assets, a $2.2 million tax allocation item related to the Separation, and $1.3 million in response costs, legal expenses and third party claims related to the molasses released into Honolulu Harbor in September.  These operating income unfavorable items were partially offset by freight rate and cargo mix improvements in select trades, and lower vessel operating expenses attributable to the operation of a nine-ship fleet for the quarter. The Company operated a 10-ship fleet for a significant portion of the third quarter of 2012 due to vessel dry-docking.

Losses attributable to the Company’s SSAT joint venture were $2.4 million during the third quarter, compared to a $0.7 million contribution in the comparable period of the prior year. The loss was primarily due to higher than expected transition costs related to the expansion of SSAT’s terminal operations in Oakland.

Ocean Transportation — Nine months ended September 30, 2013 compared with 2012

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Revenue	$920.0	$886.1	3.8%
Operating income	$78.3	$69.9	12.0%
Operating income margin	8.5%	7.9%
Volume (Units)(1)
Hawaii containers	104,600	102,100	2.4%
Hawaii automobiles	63,000	60,000	5.0%
China containers	45,800	46,000	(0.4)%
Guam containers(2)	17,900	18,100	(1.1)%
Micronesia/South Pacific Containers(2)	8,000	4,300	86.0%

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

Ocean Transportation revenue increased $33.9 million, or 3.8 percent, during the nine months ended September 30, 2013 compared to the prior year. The increase was primarily due to new volume associated with the Company’s Micronesia/South Pacific trade and higher volume in the Hawaii trade, partially offset by lower fuel surcharges resulting from lower fuel prices.

During the nine months ended September 30, 2013, Hawaii container and automobile volume increased 2.4 percent and 5.0 percent, respectively, due to modest market growth and gains in westbound and eastbound carriage; China volume was effectively flat reflecting continued high utilization and demand for Matson’s premium expedited service; and Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited earlier in the year. Guam volume was slightly lower in the first nine months of the year due to the timing of select shipments.

Ocean Transportation operating income increased $8.4 million, or 12.0 percent. The increase in operating income was principally due to lower vessel operating expenses, higher volume in the Hawaii trade, and to the absence of Separation costs, partially offset by higher terminal handling expense associated with higher volume, higher general and administrative expenses, and previously described unfavorable items in the third quarter. During the nine months ended September 30, 2013, the Company operated a nine-ship fleet. During the comparable period of 2012, the Company operated a 10-ship fleet for significant periods of time due to vessel dry-docking.

Losses attributable to the Company’s SSAT joint venture were $3.0 million during the nine months ended September 30, 2013, compared to a $3.1 million contribution in the comparable period of the prior year. The loss was due to past customer losses that result in lower lift volume and higher than expected transition costs related to the expansion of its terminal operations in Oakland.

Logistics — Three months ended September 30, 2013 compared with 2012

	Three Months Ended September 30,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$63.0	$58.7	7.3%
Highway revenue	41.9	35.6	17.7%
Total Revenue	$104.9	$94.3	11.2%
Operating income	$1.7	$1.3	30.8%
Operating income margin	1.6%	1.4%

Logistics revenue increased $10.6 million, or 11.2 percent, during the third quarter of the year versus the prior year. This increase was primarily due to higher intermodal and highway volume.

Logistics operating income increased $0.4 million, or 30.8 percent, primarily due to lower general and administrative expenses.

Logistics — Nine months ended September 30, 2013 compared with 2012

	Nine Months Ended September 30,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$185.2	$170.5	8.6%
Highway revenue	121.1	105.1	15.2%
Total Revenue	$306.3	$275.6	11.1%
Operating income	$4.1	$2.9	41.4%
Operating income margin	1.3%	1.1%

Logistics revenue increased $30.7 million, or 11.1 percent, during the first nine months of the year versus the prior year. This increase was the result of higher intermodal and highway volume.

Logistics operating income increased by $1.2 million, or 41.4 percent, due to lower general and administrative expenses and higher intermodal volume.

LIQUIDITY AND CAPITAL RESOURCES

Overview:  Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:  Cash flows provided by operating activities totaled $137.8 million for the nine months ended September 30, 2013, compared with $68.3 million for the nine months ended September 30, 2012, a year-over-year increase of $69.5 million.  The increase in cash flows from continuing operations is primarily due to an increase in deferred income taxes due primarily to the Company’s $111.8 million deposit to its CCF, an increase in accounts payable and accrued liabilities, and a decrease in deferred dry-docking payments.  These were partially offset by an increase in prepaid expenses and others assets and a decrease in other liabilities.

Cash flows used in investing activities totaled $25.0 million for the nine months ended September 30, 2013, compared with cash flows used in investing activities of $5.0 million for the nine months ended September 30, 2012.  The change in cash flows from investing activities was due principally to the reduction in contribution from the Former Parent Company and the acquisition of Reef Shipping Limited, partially offset by the reduction of capital expenditures.  Contribution from the Former Parent Company of $24.9 million, for the nine months ended September 30, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation, offset by distributions to the Former Parent Company for the issuance of stock based compensation, which are reflected in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Capital expenditures for the nine months ended September 30, 2013 totaled $19.7 million compared with $30.8 million for the nine months ended September 30, 2012.  The 2013 expenditures included $18.4 million for the purchase of ocean transportation-related assets and $1.3 million related to the purchase of logistics-related assets.  Capital expenditures for the nine months ended September 30, 2012, totaled $30.8 million and included $30.2 million for the purchase of ocean transportation-related assets and $0.6 million related to the purchase of logistics-related assets.

Cash flows used in financing activities totaled $50.9 million for the nine months ended September 30, 2013, compared with $58.3 million in the nine months ended September 30, 2012.  Cash flows used in financing activities were higher in 2013, primarily due to a decrease in proceeds from issuance of long-term debt.  During the nine months ended September 30, 2012 the Company had secured new financing to facilitate the Separation, however since the Separation the Company has focused on the repayment of debt, and reduced its debt from $372.8 million at the time of Separation to $289.9 million at September 30, 2013.  Dividends decreased from 78 cents per share in 2012 to 46 cents per share in 2013, the Company paid $19.9 million during the first nine months of 2013 and $33.1 million during the first nine months of 2012, which was paid to the Former Parent Company’s shareholders and has been included in the Condensed Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Also during the first nine months of 2013, the Company saw decreased stock option exercises.

The Company believes that funds generated from operations, available cash and cash equivalents, and available borrowings under credit facilities will be sufficient to finance the Company’s business requirements for the next twelve months, including working capital, capital expenditures, dividends, and potential acquisitions.

Sources of Liquidity:  Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables, totaled $252.9 million at September 30, 2013, an increase of $58.3 million from December 31, 2012. The increase was primarily due to an increase in cash and cash equivalents of $61.9 million.

The Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks during the second quarter of 2012 in order to provide additional sources of liquidity for working capital requirements or investment opportunities on a short-term as well as longer-term basis.  As of September 30, 2013, the used portion of the Company’s revolving credit facility was $5.8 million, all of which was from letters of credit.

During the second quarter of 2012, Matson issued $170.0 million in unsecured, fixed rate, amortizing long-term debt.  The debt was funded in three tranches; $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  The weighted average coupon and duration of the three tranches of debt are 3.97% and 9.3 years, respectively.  The cash received from issuance was partially utilized to fund a contribution of cash from Matson to A&B under the terms of the Separation.  Additionally, the Company negotiated the release of the MV Manulani as security for existing long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the second quarter of 2012 to facilitate the Separation.  This obligation was also moved from MatNav to Matson.  Following the above mentioned debt financing transactions, all of Matson’s outstanding debt was unsecured, except for $68.2 million as of September 30, 2013.  However, the debt is guaranteed by Matson’s significant subsidiaries.

Total debt was $289.9 million as of September 30, 2013, compared with $319.1 million at the end of 2012.

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

The Company was in compliance with these covenants as of September 30, 2013, with a debt to consolidated EBITDA ratio of 1.59, consolidated EBITDA to interest expense ratio of 12.43, and priority debt to consolidated tangible assets ratio of 6.0%.

On November 5, 2013, Matson entered into a private placement agreement (the “Note Agreement”) pursuant to which Matson will issue $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes will have a weighted average life of approximately 14.5 years and will bear interest at a rate of 4.35%, payable semi-annually.

The Notes are expected to be issued in January 2014, subject to satisfaction of customary closing conditions.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to amortize in 2021, with annual principal payments of $5 million in 2021, $7.5 million in 2022 and 2023, $10 million from 2024 to 2027, and $8 million in 2028.  Starting in 2029 and in each year thereafter until 2044, annual principal payments will be $2 million.

Capital Leases:  As of September 30, 2013, Matson had obligations under its capital leases of $2.7 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term within the notes payable and current portion of long-term debt and long-term debt accounts, respectively, within the Company’s Condensed Consolidated Balance Sheet.

Balance Sheet:  The Company had working capital of $122.8 million at September 30, 2013, compared to a working capital of $40.7 million at the end of 2012. The change in working capital is primarily due to an increase in cash and cash equivalents of $61.9 million and an increase in prepaid expenses and other assets of $19.7 million, primarily due to a current tax receivable generated from the Company’s 2012 tax return. In long-term liabilities the Company’s deferred income taxes increased $45.0 million due primarily to the Company’s $111.8 million deposit to its CCF.

Commitments, Contingencies and Off-balance Sheet Arrangements:  A description of other commitments, contingencies, and off-balance sheet arrangements at September 30, 2013, and herein incorporated by reference, is included in Note 4 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q.

BUSINESS OUTLOOK

Ocean Transportation: After significant volume growth in the Hawaii trade lane in the first half of the year, volume decreased modestly during the third quarter of 2013 on a year over year comparative basis. The Company expects its fourth quarter Hawaii volume to be  modestly lower than levels achieved in the fourth quarter of 2012. In the China trade, the Company continues to realize a premium in its rates for its expedited service. However, modest rate erosion is expected on a year over year basis for the balance of 2013 due to continued carrier over-capacity in that trade. Guam trade volume decreased slightly in the quarter due to the timing of select shipments. Little, if any, fourth quarter growth in Guam is expected.

The Company’s terminal operations joint venture, SSAT, incurred higher than expected transition costs during the third quarter associated with its expansion of terminal operations in its new Oakland terminal. Some additional transition costs are expected during the fourth quarter, which will likely lead to a modest overall loss during the quarter.

The Company continues to benefit from operating a nine-ship fleet, and expects to realize operational efficiencies for the balance of the year as well as lower outside transportation costs, both of which result from a lighter dry-dock schedule as compared to 2012.

With respect to the molasses incident in Honolulu Harbor, no legal claims have been initiated at this time, and government agencies have not yet presented the Company with an accounting of claims for reimbursement. At this early stage in the proceedings, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident. As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

Given the trends and items noted above, operating income for the balance of the year is expected to be near or slightly below levels achieved in the fourth quarter of 2012.

Logistics: Volume in Logistics’ intermodal and highway businesses grew at a healthy pace in the third quarter; and, combined with continued cost cutting measures, results improved and operating income margin reached 1.6 percent of revenues. Driven by continued volume growth, expense control and improvements in warehouse operations, operating income margin is expected to be 1-2 percent of revenues for the fourth quarter of the year.

Other: In the third quarter of 2013, operating income results in Ocean Transportation were adversely impacted by a $2.2 million tax allocation item related to the Company’s Separation in the prior year. However, an offsetting equal benefit was derived in the Company’s consolidated tax expense associated with the same allocation. There was no net income impact associated with the allocation, however, and as a result the Company had a lower effective tax during the quarter, 27.1 percent, versus 37.1 percent in the third quarter 2012. The Company expects its fourth quarter 2013 effective tax rate to be approximately 38.5 percent.

The Company expects capital expenditures for 2013 to be approximately $25 million, excluding any vessel replacement capital expenditures it may make. During the third quarter, the Company made a deposit of $111.8 million to its Capital Construction Fund associated with its vessel replacement plan. The deposit consisted of the assignment of an undivided interest of its trade accounts receivable to the Capital Construction Fund.  The deposit has the effect of deferring a portion of the Company’s current cash tax liabilities, but does not affect its tax rate.

OTHER MATTERS

Dividends:  The Company’s fourth quarter dividend of $0.16 per share to shareholders was declared on October 24, 2013, to shareholders of record on November 7, 2013, and will be paid on December 5, 2013.

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

The Company’s fixed rate debt consists of $287.2 million in principal term notes.  The Company did not have any borrowings on its variable rate debt.  Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  For the Company’s variable rate debt, a one percent increase in interest rates would not have a material impact on the Company’s results of operations.

The following table summarizes Matson’s debt obligations at September 30, 2013, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of September 30, 2013 (dollars in millions)
								Fair Value at
	2013	2014	2015	2016	2017	Thereafter	Total	September 30, 2013
Fixed rate	$3.5	$11.4	$20.5	$20.5	$28.2	$203.1	$287.2	$298.6
Average interest rate	4.6%	4.5%	4.5%	4.5%	4.5%	4.5%	4.6%
Variable rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate*	—	—	—	—	—	—	—

*Estimated interest rates on variable debt are determined based on the rate in effect on September 30, 2013. Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in early September, 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release. Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena for documents relating to the release of molasses into Honolulu Harbor.  In addition, the Company has received written requests for information regarding the release from the following governmental agencies (i) the DOH, (ii) the State of Hawaii Office of Hawaiian Affairs, and (iii) the United States Environmental Protection Agency (Region IX).

Government agencies have not yet initiated any legal proceedings or presented the Company with an accounting of claims for costs, penalties or damages in connection with the release of molasses, and the Company has only received a limited number of third party claims.  To date, the Company has incurred $1.3 million in response costs, legal expenses, and third party claims related to the release of molasses.  At this early stage in the proceedings, the Company is not able to estimate the future costs, penalties, damages or expenses it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

On June 10, 2013, Matson was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as realtor on behalf of the United States asserting claims against Matson and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods to the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  Matson filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied Matson’s motion and the answer to the complaint is due by November 12, 2013.  Matson believes that the suit is without merit and at this time is unable to estimate any possible loss.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — 31, 2013	—	—	—	—
Aug 1 — 31, 2013	—	—	—	—
Sept 1 — 30, 2013	—	—	—	—

ITEM 5. OTHER INFORMATION

On November 5, 2013, Matson entered into a private placement agreement (the “Note Agreement”) pursuant to which Matson will issue $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes will have a weighted average life of approximately 14.5 years and will bear interest at a rate of 4.35%, payable semi-annually.

The Notes are expected to be issued in January 2014, subject to satisfaction of customary closing conditions.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to amortize in 2021, with annual principal payments of $5 million in 2021, $7.5 million in 2022 and 2023, $10 million from 2024 to 2027, and $8 million in 2028.  Starting in 2029 and in each year thereafter until 2044, annual principal payments will be $2 million.

Principal negative covenants contained in the Note Agreement include, but are not limited to, the requirements that the Company:

(a)	Not permit the ratio of debt to EBITDA to exceed 3.25x for each fiscal four quarter period, except for temporary one-time four quarter step-ups under certain pre-defined circumstances;

(b)	Not permit the ratio of EBITDA to interest expense as of the end of any fiscal four quarter period to be less than 3.50 to 1.00; and

(c)

Not permit the aggregate principal amount of Priority Debt, as defined in the Note Agreement, at any time to exceed 20% (subject to reduction to 17.5% upon the earlier of December 31, 2017 and upon the occurrence of certain events) of Consolidated Tangible Assets, as defined in the Note Agreement; and not permit the aggregate principal amount of Priority Debt that is not Title XI Priority Debt at any time to exceed 10% of Consolidated Tangible Assets, as defined in the Note Agreement.

Subject to the requirements noted above, the Note Agreement generally restricts the incurrence of liens except for permitted liens, including, without limitation, liens securing Title XI Debt (as defined in the Note Agreement) up to certain thresholds.  Additionally, prepayment of amounts borrowed under the Note Agreement may be made in whole or in part at par plus a yield maintenance premium, as defined

On November 6, 2013 MatNav and Aker Philadelphia Shipyard, Inc. (“APSI”) entered into a definitive agreement pursuant to which APSI will construct two new 3,600-TEU Aloha-class dual-fuel capable containerships, with expected delivery dates during the third and fourth quarters of 2018 (the “Ship Building Agreement”). The dual fuels are conventional fuel oils and liquefied natural gas (“LNG”).  While the Ship Building Agreement specifies that upon delivery the ships will be only conventional fuel oil ready, MatNav has negotiated a change order with APSI, which provides for the installation of LNG fuel tanks and related fuel delivery system. The change order option may be executed at MatNav’s sole discretion up to January 2015, which will make the ships LNG ready at delivery.  MatNav will pay an aggregate amount of $418.0 million for the two containerships, which is expected to be funded from available cash on hand, cash flows from operations, borrowing available under the Company’s unsecured revolving credit facility and potential future financings.  Payments will be made over the next five years with 2% due upon the execution of the Ship Building Agreement, a total of 22% in 2015 and 2016, and a total of 76% in 2017 and 2018. MatNav has an option to contract with APSI, for the construction of up to three additional Aloha-class vessels for which a price and delivery date will be negotiated at the time the option is exercised.

The foregoing descriptions are qualified in their entirety by the terms and conditions set forth in the Note Agreement and the Ship Building Agreement, respectively, which will be filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2013.

On November 6, 2013, the Board of Directors of Matson approved an amendment to Article III, Section 3.2.2 of the Company’s Amended and Restated Bylaws (the “Bylaws”). The amendment revises the Bylaws, effective as of November 6, 2013, to increase the retirement age of directors of Matson from 72 to 75.

A copy of the amended and restated Bylaws is filed as Exhibit 3.1 to this quarterly report on Form 10-Q and is incorporated herein by reference. The discussion in this Item of the Bylaws is qualified in its entirety by reference to such Exhibit.

ITEM 6. EXHIBITS

3.1  Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013)

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

The Company has outstanding certain other long-term indebtedness. Such long-term indebtedness does not exceed 10 percent of the total assets of the Company; therefore, copies of instruments defining the rights of holders of such indebtedness are not included as exhibits. The Company agrees to furnish copies of such instruments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: November 7, 2013	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 7, 2013	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)