Form 10-K
period 2013-12-31
Matson, Inc.
filed 2014-02-28
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(808) 848-1211

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Number of shares of Common Stock outstanding at February 26, 2014:

42,935,493

Aggregate market value of Common Stock held by non-affiliates at June 30, 2013:

$1,054,012,599

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 24, 2014.

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2013

PART I

ITEM 1.  BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.

Ocean Transportation: Matson’s ocean transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the island economies of Hawaii, Guam and Micronesia, and also operates a premium, expedited service from China to Long Beach, California.  In January 2013, Matson began providing ocean services to various islands in the South Pacific including New Zealand, Fiji, Samoa, American Samoa, Tonga and the Cook Islands, and later expanded service to include Australia to the Solomon Islands.  Matson’s fleet consists of 18 owned and three chartered vessels including containerships, combination container/roll-on/roll-off ships, and custom-designed barges.

Matson also provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers through Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of MatNav, on the islands of Oahu, Hawaii, Maui and Kauai.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the United States of America (“U.S.”) Pacific Coast, including to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services (collectively “Highway”); and warehousing and distribution services.  The warehousing and distribution services are provided in the U.S. by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

Separation Transaction:  On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies:

•                        Matson, Inc.; and

•                        Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

As part of the Separation, a holding company, Alexander & Baldwin, Holdings, Inc. (“Holdings”) was formed to facilitate the organization and segregation of the assets of the two businesses.  The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Holdings changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

A.                                    BUSINESS DESCRIPTION

(1)                                 Ocean Transportation

Matson’s Hawaii service provides ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Matson is the principal carrier of ocean cargo between the U.S. Pacific Coast and Hawaii.  Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods, building materials, automobiles and household goods.  Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities, food and beverages, and livestock.  The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight and automobiles.

Matson’s China service is part of an integrated Hawaii/Guam/China service.  This service employs five of Matson’s containerships in a weekly service that carries cargo from Long Beach to Honolulu and then to Guam.  The vessels continue to the ports of Xiamen, Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach.  These vessels also carry cargo destined to and originating from the Guam and Micronesia services.

Matson’s Guam service provides weekly container and conventional freight services between the U.S. Pacific Coast and Guam.  Additionally, Matson provides freight services from Guam to the Commonwealth of the Northern Mariana Islands.

Matson’s Micronesia service provides container and conventional freight services between the U.S. Pacific Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam.

In January 2013, Matson purchased the primary assets of the former Reef Shipping Limited, a South Pacific ocean freight carrier based in Auckland, New Zealand.  Matson named this new business “Matson South Pacific,” which currently transports freight between New Zealand, Australia and other South Pacific Islands such as Fiji, Samoa, American Samoa, Tonga, the Cook Islands, and the Solomon Islands.  Conducting business in foreign shipping markets subjects the Company to certain risks.

See “Risk Factors — The Company is subject to risks associated with conducting business in a foreign shipping market” in Item 1A.

Matson’s Vessel Information:

Matson’s fleet includes 18 owned and three chartered vessels.  The Matson-owned fleet represents an initial investment of approximately $1.3 billion and consists of: eleven containerships; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge; and three container barges equipped with cranes.  The majority of vessels in the Matson-owned fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund established under Section 607 of the Merchant Marine Act of 1936.

During the fourth quarter of 2013, MatNav and Aker Philadelphia Shipyard, Inc. (“APSI”) entered into definitive agreements pursuant to which APSI will construct two new 3,600 twenty-foot equivalent unit (“TEU”) Aloha-class container ships with dual-fuel capable engines, which are expected to be delivered during the third and fourth quarters of 2018 (the “Shipbuilding Agreements”), at a cost of approximately $418.0 million.  In addition, MatNav has an option to contract with APSI for the construction of up to three additional Aloha-class vessels for which a price and delivery date will be negotiated at the time the option is exercised.  APSI’s obligations under the Shipbuilding Agreements are guaranteed by Aker Philadelphia Shipyard ASA.

As a complement to its fleet, as of December 31, 2013, Matson owns approximately 33,500 containers and 10,700 chassis, which represents an initial investment of approximately $290 million, and miscellaneous other equipment.  Matson also leases approximately 6,400 containers and 5,900 chassis.  Capital expenditures incurred by ocean transportation in 2013 for vessels, equipment and systems totaled approximately $33.8 million.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements.  These standards require that our ships undergo two dry-docking inspections within a five-year period.  However, all of Matson’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible ships to have their intermediate dry-docking requirement to be met with a far less costly underwater inspection.

Matson operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  Matson is responsible for ensuring that the owned and bareboat chartered ships meet international standards for seaworthiness, which among other requirements generally mandate that Matson perform two dry-docking inspections every five years.  The dry-dockings of Matson’s other chartered vessels are the responsibility of the ships’ owners.

Vessels owned and chartered by Matson as of December 31, 2013 are as follows:

							Usable Cargo Capacity
					Maximum	Maximum	Containers		Vehicles		Molasses (5)
	Owned/	Official	Year		Speed	Deadweight	Reefer
Vessel Name	Chartered	Number	Built	Length	(Knots)	(Long Tons)	Slots	TEUs(1)	Autos	Trailers	Short Tons
Diesel-Powered Ships
MAUNALEI	Owned	1181627	2006	681’ 1”	22.1	33,771	328	1,992	—	—	—
MANULANI	Owned	1168529	2005	712’ 0”	23	29,517	284	2,378	—	—	—
MAUNAWILI	Owned	1153166	2004	711’ 9”	23	29,517	284	2,378	—	—	—
MANUKAI	Owned	1141163	2003	711’ 9”	23	29,517	326	2,378	—	—	—
OLOMANA (4)	Owned	1559	1999	381’0”	14	5,450	68	521	—	—	—
R.J. PFEIFFER	Owned	979814	1992	713’ 6”	23	27,100	300	2,245	—	—	—
MOKIHANA	Owned	655397	1983	860’ 2”	23	29,484	354	1,994	1,323	38	—
MANOA	Owned	651627	1982	860’ 2”	23	30,187	408	2,824	—	—	3,000
MAHIMAHI	Owned	653424	1982	860’ 2”	23	30,167	408	2,824	—	—	—
LILOA (4)	Chartered	4681	2002	360’ 0”	15	6,029	30	513	—	—	—
IMUA (4)	Chartered	9193812	1998	328’ 0”	14	6,288	50	360	—	—	—
MANA (4)	Chartered	4958	1997	330’ 0”	13	4,580	60	384	—	—	—

Steam-Powered Ships
KAUAI	Owned	621042	1980	720’ 5-1/2”	22.5	26,308	276	1,644	44	—	2,600
MAUI	Owned	591709	1978	720’ 5-1/2”	22.5	26,623	252	1,644	—	—	2,600
MATSONIA	Owned	553090	1973	760’ 0”	21.5	22,501	258	1,727	450	85	4,300
LURLINE	Owned	549900	1973	826’ 6”	21.5	22,213	246	1,646	761	55	2,100
LIHUE	Owned	530137	1971	787’ 8”	21	38,656	188	2,018	—	—	—

Barges
WAIALEALE (2)	Owned	978516	1991	345’ 0”	—	5,621	36	—	230	45	—
MAUNA KEA (3)	Owned	933804	1988	372’ 0”	—	6,837	70	379	—	—	—
MAUNA LOA (3)	Owned	676973	1984	350’ 0”	—	4,658	78	335	—	—	2,100
HALEAKALA (3)	Owned	676972	1984	350’ 0”	—	4,658	78	335	—	—	2,100

(1)          “Twenty-foot Equivalent Units” (including trailers).  TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)          Roll-on/roll-off barge.

(3)          Container barges equipped with cranes.

(4)          Except for these four foreign-flagged vessels, all vessels are U.S. flagged and are Jones Act qualified.

(5)          Molasses operations were suspended during September 2013.

(2)                             Capital Construction Fund

Matson is party to an agreement with the U.S. government that established a Capital Construction Fund (“CCF”) under provisions of the Merchant Marine Act of 1936, as amended.  The agreement has program objectives for the acquisition, construction, or reconstruction of vessels and for repayment of existing vessel indebtedness.  Deposits to the CCF are limited by certain applicable earnings.  Such deposits are tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement.  Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable basis of the vessels or other assets for income tax purposes.

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income.  Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years.

(3)                                 Terminals

Matson Terminals provides container stevedoring, container equipment maintenance and other terminal services for Matson and another ocean carrier at a 105-acre marine terminal in Honolulu.

The terminal facility, which can accommodate three vessels at one time, is leased through September 2016 from the State of Hawaii.  Matson Terminals owns and operates seven cranes at the terminal.  Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators on the islands of Hawaii, Maui and Kauai.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. Pacific Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the ocean transportation segment due to the nature of SSAT’s operations.

(4)                                 Logistics and Other Services

Matson Logistics is a transportation intermediary that provides Intermodal rail services, Highway, warehousing and distribution, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Through volume purchases of rail, motor carrier and ocean transportation services, augmented by such services as shipment tracking and tracing, and single-vendor invoicing, Matson Logistics is able to reduce transportation costs for its customers.  Matson Logistics operates six customer service centers, including one in China (for supply chain services), and has sales offices throughout the United States.

Matson Logistics also provides freight forwarding, consolidation, customs brokerage, purchase order management and Non Vessel Operating Common Carrier services.

Matson Logistics Warehousing principally provides warehousing and distribution services in Northern and Southern California, and Savannah, Georgia.  Through Matson Logistics Warehousing, Matson Logistics provides its customers with a full suite of rail, highway, warehousing and distribution services.

(5)                                 Competition

Maritime Laws: All interstate and intrastate marine commerce within the U.S. falls under the Merchant Marine Act of 1920 (commonly referred to as the Jones Act).

The Jones Act is a long-standing cornerstone of U.S. maritime policy.  Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75% owned by U.S. citizens.  U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are subject to rigorous supervision and inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members.  Under Section 27 of the Jones Act, the carriage of cargo between the U.S. Pacific Coast and Hawaii on foreign-built or foreign-documented vessels is prohibited.

During 2013, approximately 65% of Matson’s revenues generated by ocean transportation services came from trades that were subject to the Jones Act.  Matson’s trade route between the U.S. Pacific Coast and Hawaii is included within the non-contiguous Jones Act market.  As an island economy, Hawaii is highly dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to keep store shelves stocked, reduces inventory costs and help move local products to market.  Matson’s vessels operating on this trade route are fully qualified Jones Act vessels.

Matson is a member of the American Maritime Partnership, which supports the retention of the Jones Act and similar cabotage laws.  Matson believes the Jones Act has broad support from President Obama and both major political parties in both houses of Congress.  Matson also believes that the ongoing war on terrorism has further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.  The American Maritime Partnership seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.  Repeal of the Jones Act would allow foreign-flag vessel operators, which do not have to abide by U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators, which must comply with such laws and regulations.

Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S.-crewed, but not U.S.-built.

Cabotage laws are not unique to the United States, and similar laws exist around the world in over 50 countries including regions in which Matson provides ocean transportation services.  Any changes in such laws may have an impact on the services provided by Matson in those regions.

Hawaii Service: Matson’s Hawaii service has one major containership competitor, Horizon Lines, Inc. (“Horizon”), which serves Long Beach and Oakland, California, Tacoma, Washington, and Honolulu, Hawaii.  The Hawaii service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC (“Pasha”) that operates a roll-on/roll-off ship, specializing in the carriage of automobiles, large pieces of rolling stock, such as trucks and buses, as well as a limited amount of household goods and containers.  Pasha is also expected to launch a new combination container/ roll-on/roll off vessel in mid-2014, which will increase competition to Matson’s Hawaii service.

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide competition for Matson’s Hawaii service.  Asia, Australia, New Zealand, and the South Pacific islands have direct foreign-flag services to Hawaii.  Mexico, South America and Europe have indirect foreign-flag services to Hawaii.  Other competitors in the Hawaii service include two common carrier barge services, unregulated proprietary and contract carriers of bulk cargoes.  Air freight competition for time-sensitive and perishable cargoes exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircrafts and by relatively high air freight rates.  Over the years, additional barge competitors periodically have entered and left the U.S.-Hawaii trades, mostly from the Pacific Northwest.

Matson vessels are operated on schedules that provide shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 150 westbound sailings per year, which is greater than its domestic ocean competitors’ sailings combined.  One westbound sailing each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two per week.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its container equipment, its efficiency and experience in handling cargoes of all types, and competitive pricing.

China Service: Major competitors to Matson’s China service include large international carriers such as Maersk, COSCO, Evergreen, Hanjin, APL, China Shipping, Hyundai, MSC, OOCL, “K” Line and NYK Line.  Matson competes by offering fast and reliable freight availability from the ports of Xiamen, Ningbo and Shanghai in China to Long Beach, California using its newest and most fuel efficient ships, providing fixed day arrivals in Long Beach and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard, one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Xiamen, Ningbo and Shanghai.

Guam Service: Matson’s Guam service had one major competitor until November 2011 when Horizon ended its service to that area.  Several foreign carriers also serve Guam with less frequent service, along with Waterman Steamship Corporation, a U.S.-flagged carrier, which periodically calls at Guam.

Micronesia and the South Pacific Services: Matson’s Micronesia and South Pacific services have competition from a variety of local and international carries that provide freight services to the area.

Logistics: Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services.  The industry is highly fragmented and, therefore, competition varies by geography and areas of service.  Matson Logistics competes most directly with C.H. Robinson Worldwide, the Hub Group, and other large and smaller freight brokers and intermodal marketing companies, and asset-invested market leaders like JB Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

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

Matson raised rates in its Hawaii service, effective January 1, 2013 and again on January 5, 2014, by $175 per westbound container and $85 per eastbound container, and its terminal handling charges by $50 per westbound container and $25 per eastbound container.  Matson raised its rates in its Guam service, effective January 26, 2014, by $275 for both eastbound and westbound containers, and increased its U.S. Pacific Coast terminal handling charge by $75 for both east and westbound containers.  Matson did not implement a general rate increase in its Guam service in 2013, but did raise the Guam terminal handling charge effective January 20, 2013, by $50 for both westbound and eastbound containers.

With declining fuel-related costs, Matson lowered its fuel-related surcharge from 43.5 percent to 40.0 percent effective March 17, 2013, to 36.5 percent effective April 28, 2013 and to 34.5 percent on July 7, 2013, in its Hawaii service. Also effective March 17, 2013, Matson lowered the fuel-related surcharge in its Guam and Micronesia services from 40.0 percent to 36.5 percent.

Matson’s ocean transportation services that are engaged in U.S. foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  The FMC is an independent regulatory agency that is responsible for the regulation of ocean-borne international transportation of the U.S.

(7)                                 Seasonality

Matson’s ocean transportation services typically experience seasonality in volume, generally following a pattern of increasing volumes starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent weakening of demand in the fourth and first quarters.  As a result, earnings tend to follow a similar pattern.  In addition, the China trade volume is driven primarily by U.S. consumer demand for goods during key retail selling seasons while freight rates are impacted mainly by macro supply and demand variables.  Matson’s Logistics services are not significantly impacted by seasonality factors.

B.                                    Employees and Labor Relations

As of December 31, 2013, Matson and its subsidiaries had 1,036 employees, of which 272 employees were covered by collective bargaining agreements with unions.  Of these covered employees, 249 are subject to collective bargaining agreements that expire in 2014.  At December 31, 2013, the active Matson fleet employed seagoing personnel in 204 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea duty and time ashore.

Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s unlicensed union contracts with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2013 and extend through June 30, 2017.  Matson’s contracts with the American Radio Association were renewed in mid-2013 and extend through August 15, 2016.  Matson’s contracts with the Masters, Mates & Pilots will expire on June 15, 2023 for thirteen vessels and on August 15, 2023 for one managed vessel, and Matson’s contract with the Marine Engineers Beneficial Association will expire on August 15, 2018.

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  Over the past 40 years, Matson’s operations have been only been significantly disrupted by one labor dispute in 2002 when International Longshore and Warehouse Union (“ILWU”) workers were locked out for ten days on the U.S. Pacific Coast.

Matson, SSA and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the ILWU on the U.S. Pacific Coast.  A six-year PMA/ILWU Master Contract, which covers all U.S. Pacific Coast longshore labor, was negotiated in 2008 and will expire on July 1, 2014.  Matson Terminals is a member of the Hawaii Stevedore Industry Committee, which negotiates with the ILWU in Hawaii on behalf of its members.  In 2008, Matson Terminals signed six-year agreements with each of the ILWU units, which will expire on June 30, 2014.  Matson’s collective bargaining agreements with the ILWU clerical workers in Honolulu and Oakland are effective through June 30, 2014.  Matson expects that new agreements will be reached without significant disruption to its operations.  Matson’s collective bargaining agreement with ILWU clerical workers in Long Beach is effective until June 30, 2016.

During 2013, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to any one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  If any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson also participates in a multiemployer pension plan for its office clerical workers in Long Beach.  Matson Terminals participates in two multiemployer pension plans for its Hawaii ILWU non-clerical employees.  See Note 10 to the consolidated financial statements in Item 8 of Part II below for a discussion of withdrawal liabilities under the Hawaii longshore and seagoing plans.

C.                                    Energy

Matson purchases residual fuel oil, lubricants, gasoline and diesel fuel for its operations, and also pays fuel surcharges to drayage providers and rail carriers.  Residual fuel oil is by far Matson’s largest energy-related expense.  In 2013, Matson used approximately 1.7 million barrels of residual fuel oil for its vessels, compared with 1.9 million barrels in 2012 at an average price per-barrel of $103 and $109 for the years ended December 31, 2013 and 2012, respectively.

D.                                    Available Information

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”).  The address of Matson’s Internet website is www.matson.com.

ITEM 1A.  RISK FACTORS

The Company’s business faces the risks set forth below, which may adversely affect our business, financial condition and operating results.  All forward-looking statements made by the Company or on the Company’s behalf are qualified by the risks described below.

Risks Relating To Operations

Changes in U.S., global, or regional economic conditions that result in a decrease in consumer confidence or market demand for the Company’s services and products in Hawaii, the U.S. Mainland, Guam, Asia or South Pacific may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A continuation or further weakening of the U.S., Guam, Asian, South Pacific or global economies may adversely impact the level of freight volumes and freight rates.  Within the U.S., a weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the further weakening of consumer confidence, market demand or the economy in the U.S. Mainland, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes or rates.  We are unable to determine the full impact of sequestration on our carriage of military cargo, but we believe it continues to negatively impact us, and we could continue to be impacted by future cuts to federal programs, including Defense Department programs as a result of federal sequestration.  In addition, overcapacity in the global or transpacific ocean transportation markets or a change in the cost of goods or currency exchange rates may adversely affect freight volumes and rates in the Company’s China service.

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

One current competitor, Pasha, announced that it intends to place a second ship into its Hawaii service in the second half of 2014.  We expect there to be a period of competitive disruption impacting rates and volumes following this market entry that would impact all carriers in the Hawaii trade, including Matson.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with key vendors, agents and customers, and derive a significant portion of their revenues from the Company’s largest customers.  The Company’s business relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business.  For 2013, the Company’s ocean transportation business’ ten largest customers accounted for approximately 24 percent of the business’ revenue.  For 2013, the Company’s logistics business’ ten largest customers accounted for approximately 23 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s ocean transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions.  Increases in fuel costs also can lead to other expense increases, for example, increased costs of energy and purchased transportation services.  In the Company’s ocean transportation and logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense.  Changes in the Company’s ability to collect fuel surcharges also may adversely affect its results of operations.

Work stoppages or other labor disruptions by the unionized employees of the Company or other companies in related industries may adversely affect the Company’s operations.

As of December 31, 2013, the Company had 1,036 regular full-time employees, of which 272 employees were covered by collective bargaining agreements with unions.  Of these covered employees, 249 are subject to collective bargaining agreements that expire in 2014, and include ILWU contracts on the U.S. Pacific Coast and in Hawaii.  In addition, the Company relies on the services of third-parties who employ persons covered by collective bargaining agreements, including SSAT.  The Company could be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage or benefits increases or modify work practices.  Strikes and disruptions may occur as a result of the failure of the Company or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

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

The Company maintains casualty and liability insurance policies.  These policies are generally subject to large retentions and deductibles.  Some types of losses, such as losses resulting from a port blockage, generally are not insured.  In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk.  Other risks are uninsured because insurance coverage may not be commercially available.  Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

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

The Company is highly dependent on information technology systems.  These dependencies include accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems.  All information technology and communication systems are subject to reliability issues, integration and compatibility concerns, and security-threatening intrusions.  The Company may experience failures caused by the occurrence of a natural disaster, computer hacking or viruses or other unanticipated problems at the Company’s facilities, aboard its vessels or at third-party locations.  Any failure of the Company’s or third-party systems could result in interruptions in its service or production, reductions in its revenue and profits, damage to its reputation or liability for the release of confidential information.

Loss of the Company’s key personnel could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees.  The loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience and knowledge of the Company’s business and customer relationships.  If key employees depart, the Company may have to incur significant costs to replace them, and the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner.  The Company does not expect to maintain key person insurance on any of its key personnel.

The Company is involved in a joint venture and is subject to risks associated with joint venture relationships.

The Company is involved in the SSAT joint venture, and may initiate future joint venture projects.  A joint venture involves certain risks such as:

•                  The Company may not have voting control over the joint venture;

•                  The Company may not be able to maintain good relationships with its joint venture partner;

•                  The joint venture partner at any time may have economic or business interests that are inconsistent with the Company’s;

•                  The joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company;

•                  The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and the Company;

•                  The joint venture or venture partner could lose key personnel; and

•                  The joint venture partner could become bankrupt requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture.

In addition, the Company relies on the SSAT joint venture for its stevedoring services on the West Coast of the U.S. market.

The Company is subject to risks associated with conducting business in a foreign shipping market.

Matson’s China, Micronesia and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

•                  Challenges associated with operating in foreign countries and doing business and developing relationships with foreign companies;

•                  Challenges in working with and maintaining good relationships with joint venture partners in our foreign operations;

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

The Company’s logistics segment is dependent upon rail, truck and ocean transportation services provided by independent third parties.  If the Company cannot secure sufficient transportation equipment, capacity or services from these third parties at reasonable rates to meet its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third parties on a temporary or permanent basis.  As a result, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

The Company is subject to risks related to a marine accident or spill event.

The Company’s vessel and terminal operations could be faced with a maritime accident, oil or other spill, or other environmental mishap.  Such event may lead to personal injury, loss of life, damage of property, pollution and suspension of operations.  As a result, such event could have an adverse effect on the Company’s business.

Acquisitions may have an adverse effect on the Company’s business.

The Company’s growth strategy includes expansion through acquisitions.  Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities.  The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures.  The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company.  The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.

The Company’s Shipbuilding Agreements with Aker Philadelphia Shipyard, Inc. are subject to risks.

On November 6, 2013, MatNav and APSI entered into definitive agreements pursuant to which APSI will construct two new 3,600-TEU Aloha-class dual-fuel capable containerships, with expected delivery dates during the third and fourth quarters of 2018.  Failure of either party to the shipbuilding agreement to fulfill its obligations under the agreement could have an adverse effect on the Company’s financial position and results of operations.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, thereby adversely affecting Hawaii’s economy and the Company.  Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets.  Acts of war or terrorism may be directed at the Company’s shipping operations, or may cause the U.S. government to take control of Matson’s vessels for military operation.  Heightened security measures potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company’s business and results of operations.

The effects of the Company’s Separation from Alexander & Baldwin, Inc. may expose us or our shareholders to significant liabilities, or prevent us from undertaking certain desirable transactions during the two-year period following the Separation.

The Company and A&B entered into a number of agreements in connection with the Separation that set forth certain rights and obligations of the parties’ post-Separation, including a Separation and Distribution Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement.  The Company possesses certain rights under those agreements, including indemnification rights from certain liabilities allocated to A&B.  The failure of A&B to perform its obligations under the Separation-related agreements could have an adverse effect on the Company’s financial condition, results of operations and cash flows.  In addition, the Company received a private letter ruling from the Internal Revenue Service (“IRS”), as well as an opinion from Skadden, Arps, Slate, Meagher & Flom LLP (which opinion relies on the effectiveness of the IRS ruling), substantially to the effect that, among other things, the Separation and the distribution of shares, taken together, will qualify as a reorganization under Section 368(a)(1)(D) of the Internal Revenue Code.  If there is a determination that the Separation and the distribution is taxable for U.S. federal income tax purposes, we, A&B, and their respective investors could become subject to significant tax and other liabilities and costs.  In addition, in order to preserve the tax free nature of the Separation, the parties have agreed not to issue equity securities representing 50 percent or more of their equity interests, acquire businesses or assets by issuing securities representing 50 percent or more of their equity interests or become parties to mergers or asset transfers that could jeopardize the tax-free status of the Separation, in each case, during the two-year period following the Separation.

Risks Relating to Financial Matters

A deterioration of the Company’s credit profile or disruptions of the credit markets could restrict its ability to access the debt capital markets or increase the cost of debt.

Deterioration in the Company’s credit profile may have an adverse effect on the Company’s ability to access the private or public debt markets and also may increase its borrowing costs.  If the Company’s credit profile deteriorates significantly, its access to the debt capital markets or its ability to renew its committed lines of credit may become restricted, or the Company may not be able to refinance debt at the same levels or on the same terms. Because the Company relies on its ability to draw on its revolving credit facilities to support its operations, when required, any volatility in the credit and financial markets that prevents the Company from accessing funds (for example, a lender that does not fulfill its lending obligation) could have an adverse effect on the Company’s financial condition and cash flows.  Additionally, the Company’s credit agreements generally include an increase in borrowing rates if the Company’s credit profile deteriorates.  Furthermore, the Company incurs interest under its revolving credit facilities based on floating rates.  Floating rate debt creates higher debt service requirements if market interest rates increase, which would adversely affect the Company’s cash flow and results of operations.

Failure to comply with certain restrictive financial covenants contained in the Company’s credit facilities could preclude the payment of dividends, impose restrictions on the Company’s business segments, capital resources or other activities or otherwise adversely affect the Company.

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include the maintenance of minimum shareholders’ equity levels, a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization, and the maintenance of no more than a maximum amount of priority debt as a percentage of consolidated tangible assets.  If the Company does not maintain the required covenants, and that breach of covenants is not cured timely or waived by the lenders, resulting in default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable.  The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

The Company’s effective income tax rate may vary.

Various internal and external factors may have favorable or unfavorable, material or immaterial effects on the Company’s effective income tax rate and, therefore, the Company’s net income and earnings per share.  These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the Company’s evaluation of collectability of deferred tax assets and uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of CCF deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; acquisitions and changes in the Company’s corporate structure.  These factors may result in periodic revisions to our effective income tax rate, which could affect the Company’s cash flow and results of operations.

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

The Company may have exposure under its multiemployer pension and post-retirement plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.

The Company contributes to various multiemployer pension plans.  In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits.  Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations.  If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member in its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits.  In addition, if a multiemployer plan fails to satisfy the minimum funding requirements, the IRS will impose certain penalties and taxes.

Risks Relating to Legal and Legislative Matters

The impact of the molasses release in September 2013 may have an adverse effect on the Company’s financial position, results of operations, or cash flows.

The Company could be faced with regulatory compliance obligations, third party or governmental agency claims, disputes, legal or other proceedings, fines, penalties, natural resource damages, inquiries or investigations or other regulatory actions, including debarment, in connection with the release of molasses into Honolulu Harbor in September 2013.  The Company cannot currently estimate the potential impact of any such events, but such events could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s financial position, results of operations, or cash flows.  See “Legal Proceedings” below.

The Company is subject to, and may in the future be subject to, disputes, legal or other proceedings, or government inquiries or investigations, that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, or government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC.  For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings.  If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.  For a description of significant legal proceedings involving the Company, see “Legal Proceedings” below.

Repeal, substantial amendment, or waiver of the Jones Act or its application could have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii market with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected.  In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.  If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

Noncompliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including cabotage laws, government rate regulations, and environmental regulations including those relating to air quality initiatives at port locations, including, but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act.  Continued compliance with these laws and regulations may result in additional costs and changes in operating procedures that may adversely affect the Company’s business.  Noncompliance with, or changes to, the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition and results of operations.  In addition, changes in environmental laws impacting the business, including passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gasses, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not be recoverable through increased payments from customers.  Further changes to these laws and regulations could adversely affect the Company.  Climate change legislation, such as limiting and reducing greenhouse gas emissions through a “cap and trade” system of allowances and credits, if enacted, may have an adverse effect on the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a 105-acre marine terminal at Honolulu, Hawaii.  The Company’s other primary terminal facilities located at the Port of Seattle, Washington, and the Ports of Oakland and Long Beach, California, are leased by the Company’s joint venture partner, SSA Terminals, LLC.  The Company leases seven acres at West Oahu, Hawaii, and thirty acres at Polaris Point, Guam that are used as container depots.  The following is a summary of the Company’s other significant facilities:

Location	Description of Facility	Square Footage
Honolulu, Hawaii	Corporate headquarters	16,444
Oakland, California	Office	47,580
Phoenix, Arizona	Office	22,808
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Auckland, New Zealand	Office	7,481
Shanghai, China	Office	7,240
Pooler, Georgia	Warehouse facility	710,844
Oakland, California	Warehouse facility	400,000
Black Creek, Georgia	Warehouse facility	367,265
Pooler, Georgia	Warehouse facility	324,832
Hayward, California	Warehouse facility	214,000
Rancho Dominguez, California	Warehouse facility	141,000
Oakland, California	Warehouse facility	132,000
Alameda, California	Storage facility	47,500

For additional information about the Company’s properties, refer to “Business” in Item 1 of Part 1 above.

ITEM 3.  LEGAL PROCEEDINGS

See “Business — Business Description - Rate Regulation” above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in early September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, the Company has received written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX).

As of December 31, 2013, the Company has incurred $3.0 million in response costs, legal expenses, and third party claims related to the release of molasses.

As of February 28, 2014, the Company has resolved all third-party claims that have been received. However, government agencies have not: (i) initiated any legal proceedings; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

On June 10, 2013, Matson was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against Matson and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al.  The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods for the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  Matson filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied Matson’s motion.  Discovery has commenced and a jury trial is scheduled to begin on October 7, 2014.  On February 14, 2014, Matson and the plaintiff engaged in non-binding mediation.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  The settlement is contingent upon approval of the United States government, and the dismissal of the case with prejudice by the District Court.

Matson and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal conduct of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on Matson’s financial position, results of operations or cash flows.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  Prior to the completion of the Separation, common stock had traded on the New York Stock Exchange under the ticker symbol “ALEX”.  As of February 26, 2014, there were 2,609 shareholders of record of Matson common stock.  In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Matson, Inc., the S&P 500 Index, the S&P Midcap 400 Index,

the Dow Jones US Industrial Transportation TSM Index,

and the S&P Transportation Select Industry Index

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

In the prior year annual report, the Comparison of Five-Year Cumulative Total Return graph compared the five-year total shareholder return of Matson’s stock to the S&P 500 and the Dow Jones U.S. Industrial Transportation TSM indices.  In this annual report, Matson has changed the comparative indices to include the S&P MidCap 400 Index and the S&P Transportation Select Industry Index.  These indices are viewed by management to be better indicators to be used as comparison of the Company’s stock performance.  The Company appeals to a broader base of investor capital than transportation investors given its Jones Act status, and given the size of the companies included on the S&P 500, the Company believes that there are more comparable companies listed on the S&P MidCap 400 Index.  The long-term stability and reliability of the Company’s Jones Act market position makes it comparable to a broader set of companies in more stable businesses.  The S&P Transportation Select Industry Index includes a broader set of companies with greater similarities to Matson (in size and business mix) as compared to the Dow Jones U.S. Industrial Transportation TSM Index and therefore is a better benchmark.

Trading volume averaged 228,479 shares a day in 2013 compared with 245,085 shares a day in 2012 and 254,081 shares a day in 2011.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for each fiscal quarter during 2013 and 2012, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2013
First Quarter	$0.150	$27.69	$23.92	$24.60
Second Quarter	$0.150	$26.44	$21.51	$25.00
Third Quarter	$0.160	$29.47	$25.00	$26.23
Fourth Quarter	$0.160	$27.85	$23.46	$26.11

2012
First Quarter	$0.315	$49.49	$40.64	$48.45
Second Quarter	$0.315	$53.71	$47.22	$53.25
Third Quarter	$0.150	$30.30	$19.96	$20.91
Fourth Quarter	$0.150	$25.23	$20.00	$24.72

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

The Company did not repurchase any of its common stock in 2013, 2012 or 2011.

See Item 12 of Part III of this report for information regarding securities authorized for issuance under the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2013	2012	2011	2010	2009
Operating Revenue:
Ocean transportation	$1,229.4	$1,189.8	$1,076.2	$1,015.0	$888.2
Logistics	407.8	370.2	386.4	355.6	320.9
Total operating revenue	$1,637.2	$1,560.0	$1,462.6	$1,370.6	$1,209.1

Operating Income:
Ocean transportation(1)	$94.3	$96.6	$73.7	$118.3	$57.8
Logistics	6.0	0.1	4.9	7.1	6.7
Operating Income	100.3	96.7	78.6	125.4	64.5
Interest expense	(14.4)	(11.7)	(7.7)	(8.2)	(9.0)
Income from Continuing Operations Before Income Taxes	85.9	85.0	70.9	117.2	55.5
Income tax expense	(32.2)	(33.0)	(25.1)	(46.7)	(22.5)
Income From Continuing Operations	53.7	52.0	45.8	70.5	33.0
(Loss) Income From Discontinued Operations (net of income taxes)	—	(6.1)	(11.6)	21.6	11.2
Net Income	$53.7	$45.9	$34.2	$92.1	$44.2

Identifiable Assets:
Ocean transportation(2)	$1,168.6	$1,097.2	$1,083.9	$1,084.7	$1,095.2
Logistics	79.7	77.1	76.4	73.8	72.4
Other(3)	—	—	1,384.0	1,336.1	1,212.0
Total assets	$1,248.3	$1,174.3	$2,544.3	$2,494.6	$2,379.6

Capital Expenditure from Continuing Operations(4):
Ocean transportation	$33.8	$37.0	$44.2	$69.4	$12.7
Logistics	1.4	1.1	3.0	1.8	0.6
Total capital expenditures	$35.2	$38.1	$47.2	$71.2	$13.3

Depreciation and Amortization from Continuing Operations:
Ocean transportation	$66.4	$69.1	$68.4	$67.6	$67.1
Logistics	3.3	3.4	3.2	3.2	3.5
Total depreciation and amortization	$69.7	$72.5	$71.6	$70.8	$70.6

Earnings Per Share in Income from continuing operations:
Basic	$1.26	$1.23	$1.10	$1.71	$0.80
Diluted	$1.25	$1.22	$1.09	$1.70	$0.80
Earnings Per Share in Net Income:
Basic	$1.26	$1.09	$0.82	$2.23	$1.08
Diluted	$1.25	$1.08	$0.81	$2.22	$1.08

Cash dividends per share declared	$0.62	$0.93	$1.26	$1.26	$1.26

As of December 31:
Shareholders of record	2,607	2,729	2,923	3,079	3,197
Shares outstanding	42.8	42.6	41.7	41.3	41.0
Long-term debt — non-current	$273.6	$302.7	$180.1	$136.6	$148.1

(1)    The ocean transportation segment includes $(2.0) million, $3.2 million, $8.6 million, $12.8 million, and $6.2 million of equity in (loss) income from its Terminal Joint Venture investment in SSAT for 2013, 2012, 2011, 2010, and 2009, respectively.

(2)    The ocean transportation segment includes $57.6 million, $59.6 million, $56.5 million, $52.9 million, and $47.2 million related to its investment in SSAT as of December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(3)    Other identifiable assets related to discontinued operations from A&B and the Company’s second China Long Beach Express Service (“CLX2”) of $1.4 billion, $1.3 billion, and $1.2 billion as of December 31, 2011, 2010, and 2009, respectively.

(4) Excludes expenditures related to Matson’s acquisitions, which are classified as payments for acquisitions in Cash Flows used in Investing Activities from Continuing Operations within the Consolidated Statements of Cash Flows.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2014 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s consolidated financial statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s consolidated financial statements.  MD&A is provided as a supplement to, and should be read in conjunction with, the consolidated financial statements and the accompanying notes to the consolidated financial statements in Item 8 of Part II below.  MD&A is presented in the following sections:

•                  Business Outlook

•                  Consolidated Results of Operations

•                  Analysis of Operating Revenue and Income by Segment

•                  Liquidity and Capital Resources

•                  Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

•                  Other Matters

BUSINESS OUTLOOK

The Business Outlook provides the Company’s views on current conditions and trends in the various markets it serves, recent Company performance and its near-term prospects.  The following information updates the quarterly filings made by the Company throughout 2013.  All forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described in the Risk Factors set out in Item 1A.

The Company serves multiple domestic and international transportation markets and its operations are therefore impacted by regional, national and international economic conditions.  Given its large operational presence in Hawaii, the Company’s volumes in the Hawaii trade are highly dependent on the future results of the overall Hawaii economy, competitive activity related to capacity and pricing, and to specific economic sub-categories including construction.  In addition, the timing of fuel surcharge collections can lead to fluctuations in quarterly operating income performance on a comparable year over year basis, but does not typically lead to a material annual year over year fluctuation in operating income performance.

In the China trade, volume is driven primarily by U.S. consumer demand for manufactured goods around key retail selling seasons while freight rates are impacted mainly by macro supply-demand balances.  As a result, this trade has historically experienced significant volatility and seasonality in freight rates.  Currently, there is a global surplus of container vessel capacity, and a recent market survey conducted by Alphaliner estimates that a record 1.65 million TEUs of new vessel capacity will be delivered in 2014.  While excess vessel capacity may be mitigated through vessel scrapping, deferral of new vessel deliveries, vessel lay-ups and slow steaming, transpacific freight rates depend primarily upon rational carrier management of industry capacity.

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

Ocean Transportation: Following year over year volume growth in the first half of 2013, Hawaii container volume contracted in the third and fourth quarters.  Despite the lull in container volume that has continued into early 2014, the Company believes that the Hawaii economy is in a multi-year recovery and is anticipating modest market growth in the trade in 2014.  Containership capacity is projected to increase in the second half of 2014 as a competitor is expected to launch an additional, new vessel into the trade.  Overall, the Company anticipates a slight year over year increase in its Hawaii container volume for 2014.

In the China trade, freight rates eroded in the fourth quarter 2013, a reflection of the ongoing vessel overcapacity in the market and the international carriers’ inability to sustain general rate increases.  In 2014, overcapacity is expected to continue, with vessel deliveries outpacing demand growth, leading to modest freight rate erosion.  However, the Company expects its ships will remain at high utilization levels, and its service will continue to realize a premium to market rates for its expedited service in 2014.

In Guam, the Company’s container volume contracted in the fourth quarter due to general market conditions.  Muted growth is expected in Guam for 2014 and therefore the Company expects its volume to be relatively flat compared to 2013, assuming no new competitors enter the market.

The Company plans to maintain its core nine-ship fleet deployment throughout 2014 for the trade lanes referenced above.

Additionally, in 2013 the Company incurred start-up costs and service reconfiguration expenses in the South Pacific trade.  The Company expects performance improvement in the trade as these costs are not expected to recur in 2014.

The Company’s terminal operations joint venture, SSAT, had year over year improvement in operating results during the fourth quarter, primarily due to new customer activity and improved lift volume at its expanded Oakland terminal. The Company expects modest profit at SSAT for 2014.

In addition to its Ocean Transportation service lines, Matson incurred response costs, legal expenses and third party claims of $1.7 million and $3.0 million in the fourth quarter and second half of 2013, respectively, in connection with the molasses incident at Honolulu Harbor that occurred in September 2013.  At this stage in the proceedings, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.

The Company accrued $9.95 million for a proposed litigation settlement in the case entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. (the “Litigation Charge”).  The full settlement of all of plaintiff’s claims was reached at a non-binding mediation and was approved by the Company’s Board of Directors on February 23, 2014.  The settlement is contingent upon approval of the United States government, and the dismissal of the case with prejudice by the District Court.

The Company’s outlook for 2014 excludes any future impact of the molasses incident and is being provided relative to the prior year’s operating income excluding the Litigation Charge.  For the full year 2014, Ocean Transportation operating income is expected to be near or slightly above levels achieved in 2013, which was $104.3 million, excluding the Litigation Charge.  Operating income for the first quarter of 2014 is expected to be approximately one half the prior year’s level of $18.5 million due to the timing of fuel surcharge collections, lower Hawaii volume, and lower China freight rates.

Logistics: Volume growth in Logistics’ intermodal and highway businesses extended into the fourth quarter 2013, and combined with continued cost cutting measures, operating income margin improved to 1.9 percent of revenues.  The Company expects 2014 operating income to modestly exceed the 2013 levels of $6.0 million, driven by continued volume growth, expense control and improvements in warehouse operations.

Interest Expense: The Company expects its interest expense in 2014 to increase over the 2013 amount by approximately $3.5 million due primarily to the Notes financing transaction that closed on January 28, 2014.

Income Tax Expense: Net income and earnings per share in the fourth quarter 2013 were adversely impacted by an effective tax rate of 49.3 percent as compared to 21.9 percent in the fourth quarter 2012. The rate for the fourth quarter 2013 was higher primarily due to the impact of the Litigation Charge, and a change in timing of CCF deposits that led to a corresponding increase in tax expense.  The rate for fourth quarter 2012 was unusually low primarily due to a favorable, non-recurring change to state tax law that required the Company re-value its deferred tax liabilities. The Company expects its 2014 effective tax rate to be approximately 38.5% percent.

Other: The Company expects maintenance capital expenditures for 2014 to be approximately $40.0 million.  Additionally, while the Company does not have any scheduled contract payments in 2014 relating to its two vessels under construction, it does expect to make additional contributions to its CCF.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the consolidated financial statements in Item 8 of Part II below.

Consolidated Results: 2013 compared with 2012

	Years Ended December 31,
(dollars in millions, except per share amounts)	2013	2012	Change
Operating revenue	$1,637.2	$1,560.0	4.9%
Operating costs and expenses	(1,536.9)	(1,463.3)	5.0%
Operating income	100.3	96.7	3.7%
Interest expense	(14.4)	(11.7)	23.1%
Income from continuing operations before income taxes	85.9	85.0	1.1%
Income tax expense	(32.2)	(33.0)	-2.4%
Income from continuing operations	53.7	52.0	3.3%
Loss from discontinued operations (net of income taxes)	—	(6.1)
Net income	$53.7	$45.9	17.0%

Basic earnings per share	$1.26	$1.09	15.6%
Diluted earnings per share	$1.25	$1.08	15.7%

Consolidated Operating Revenue for the year ended December 31, 2013 increased $77.2 million, or 4.9 percent, compared to the prior year.  This increase was due to $39.6 million and $37.6 million higher revenues for ocean transportation and logistics, respectively.  The reasons for the operating revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Operating Costs and Expenses for the year ended December 31, 2013 increased $73.6 million, or 5.0 percent, compared to the prior year.  The increase was due to increases of $41.9 million and $31.7 million in costs for ocean transportation and logistics, respectively.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2013 was $32.2 million, or 37.5 percent of income from continuing operations before income tax as compared to $33.0 million, or 38.8 percent, in the prior year.  The change in tax rate percent is due principally to a tax benefit in 2013 from the re-measurement of uncertain tax positions and a non-recurring tax increase in the prior year from non-deductible charges related to the Separation.

Loss from Discontinued Operations was $6.1 million for the year ended December 31, 2012 related to the Separation and the shutdown of the Company’s second China Long Beach Express service (“CLX2”) operations.  There were no discontinued operations during 2013.

Consolidated Results: 2012 compared with 2011

	Years Ended December 31,
(dollars in millions, except per share amounts)	2012	2011	Change
Operating revenue	$1,560.0	$1,462.6	6.7%
Operating costs and expenses	(1,463.3)	(1,384.0)	5.7%
Operating income	96.7	78.6	23.0%
Interest expense	(11.7)	(7.7)	51.9%
Income from continuing operations before income taxes	85.0	70.9	19.9%
Income tax expense	(33.0)	(25.1)	31.5%
Income from continuing operations	52.0	45.8	13.5%
Loss from discontinued operations (net of income taxes)	(6.1)	(11.6)
Net income	$45.9	$34.2	34.2%

Basic earnings per share	$1.09	$0.82	32.9%
Diluted earnings per share	$1.08	$0.81	33.3%

Consolidated Operating Revenue for the year ended December 31, 2012 increased $97.4 million, or 6.7 percent, compared to the prior year.  This increase was due to $113.6 million in higher revenue for ocean transportation, partially offset by $16.2 million in lower revenue from logistics.  The reasons for the operating revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Operating Costs and Expenses for the year ended December 31, 2012 increased $79.3 million, or 5.7 percent, compared to the prior year.  The increase was due to a $90.7 million increase in costs for the ocean transportation segment, which is inclusive of $8.6 million in Separation costs, partially offset by a reduction of cost in logistics of $11.4 million.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2012 was $33.0 million, or 38.8 percent of income from continuing operations before income tax as compared to $25.1 million, or 35.4 percent, in 2011.  The change in the tax rate percentage is due principally to certain non-recurring and non-deductible Separation related transaction costs and the re-measurement of uncertain tax positions in 2012 as required as part of the Separation tax accounting treatment.

Loss from Discontinued Operations during the year ended December 31, 2012 decreased $5.5 million compared to prior year.  Due to the completion of the Separation on June 29, 2012, Matson has restated the operations for the six and twelve months ended June 30, 2012 and December 31, 2011, respectively, as discontinued operations from A&B.  The loss from discontinued operations, net of tax, decreased primarily due to the reduction in losses related to the shutdown of CLX2 offset by the increase in the net loss related to A&B and the recognition of additional tax expense related to the Separation.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Reportable Segments is included in Part II Item 6 and Note 15 to the consolidated financial statements in Item 8 of Part II below.  The following information should be read in relation to the information contained in those sections.

Ocean Transportation: 2013 compared with 2012

	Years Ended December 31,
(dollars in millions)	2013	2012	Change
Ocean transportation revenue	$1,229.4	$1,189.8	3.3%
Operating costs and expenses	1,135.1	1,093.2	3.8%
Operating income	$94.3	$96.6	-2.4%
Operating income margin	7.7%	8.1%
Volume (Units) (1)
Hawaii containers	138,500	137,200	0.9%
Hawaii automobiles	81,500	78,800	3.4%
China containers	61,300	60,000	2.2%
Guam containers (2)	24,100	24,500	(1.6)%
Micronesia/South Pacific Containers (2)	12,800	5,600	128.6%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         In January 2013, the Company purchased the assets of Reef Shipping Limited.  Accordingly, given new route configurations in the South Pacific service, the Company reclassified 2012 volume related to Yap and Palau from the Guam containers total to the Micronesia/South Pacific containers total.

Ocean Transportation revenue increased $39.6 million, or 3.3 percent, during the year ended December 31, 2013 compared to the prior year.  The increase was primarily due to new volume associated with the Company’s Micronesia/South Pacific service and improved freight rates and favorable cargo mix changes in Hawaii, partially offset by lower fuel surcharges resulting from lower fuel prices.

During the year ended December 31, 2013, Hawaii container and automobile volume increased 0.9 percent and 3.4 percent, respectively, due to modest market growth; China volume was 2.2 percent higher primarily the result of an additional sailing in 2013; Guam volume was slightly lower due to general market conditions; and Micronesia/South Pacific volume increased due to the acquisition of the assets of Reef Shipping Limited, a South Pacific ocean freight carrier based in Auckland, New Zealand, early in the year.

Ocean Transportation operating income decreased $2.3 million, or 2.4 percent, during the year ended December 31, 2013.  The decrease in operating income was principally due to the Litigation Charge of $9.95 million, start-up costs and service reconfiguration expenses in the South Pacific trade, higher general and administrative expenses, and other non-recurring unfavorable items.  In addition, the Company incurred $3.0 million in response costs, legal expenses and third party claims related to the molasses released into Honolulu Harbor. The decrease in operating income was partially offset by freight rate and cargo mix improvements in Hawaii, lower vessel expenses from the full year deployment of a nine-ship fleet, lower outside transportation costs due to barge dry-dockings in the prior year, and the absence of Separation costs.

Losses attributable to the Company’s SSAT Terminal Joint Venture investment were $2.0 million during the year ended December 31, 2013, compared to an income contribution of $3.2 million in the prior year.  The loss reflected past customer losses that resulted in lower lift volume and higher than expected transition costs related to the expansion of its terminal operations in Oakland, partially offset by new customers and volumes at the expanded Oakland terminal in the fourth quarter 2013.

Ocean Transportation: 2012 compared with 2011

	Years Ended December 31,
(dollars in millions)	2012	2011	Change
Ocean transportation revenue	$1,189.8	$1,076.2	10.6%
Operating costs and expenses	1,093.2	1,002.5	9.0%
Operating income (1)	$96.6	$73.7	31.1%
Operating income margin	8.1%	6.8%
Volume (Units) (2)
Hawaii containers	137,200	140,000	(2.0)%
Hawaii automobiles	78,800	81,000	(2.7)%
China containers	60,000	59,000	1.7%
Guam containers (3)	24,500	13,800	77.5%
Micronesia Containers (3)	5,600	5,500	1.8%

(1)         The Company incurred additional costs related to the shutdown of CLX2 that did not meet the criteria to be classified as discontinued operations of $7.1 million and therefore reduced operating income for the year ended December 31, 2011.

(2)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(3)         In January 2013, the Company purchased the assets of Reef Shipping Limited.  Accordingly, given new route configurations in the South Pacific service, the Company reclassified 2012 and 2011 volume related to Yap and Palau from the Guam containers total to the Micronesia containers total.

Ocean transportation revenue increased $113.6 million, or 10.6 percent, in the year ended December 31, 2012 compared with the prior year.  The increase was due principally to significantly higher volume in the Guam service that resulted from the exit of a major competitor in that trade in late 2011, an increase in China freight rates and increased fuel surcharges resulting from higher fuel prices, partially offset by reduced volumes in the Hawaii service.

Container and automobile volume decreased in the Hawaii service in the year ended December 31, 2012 compared with the prior year: Hawaii container volume decreased 2.0 percent due to market weakness, competitive pressures, and a modest market contraction resulting from direct foreign sourcing of cargo; Hawaii automobile volume decreased 2.7 percent due primarily to the timing of automobile rental fleet replacement.  Container volume in the China and Guam services increased during the year ended December 31, 2012 as compared to the year ended December 31, 2011: China container volume increased 1.7 percent due to increased demand and a shift in direct foreign sourcing of cargo destined to Hawaii; Guam volume was substantially higher, increasing 77.5 percent in the year due to gains related to the departure of a major competitor from the trade in mid-November 2011.

Ocean transportation operating income increased $22.9 million, or 31.1 percent, in the year ended December 31, 2012 compared with the prior year.  The increase in operating income was principally due to higher volume in the Guam service and increased freight rates and volume in the China service, partially offset by decreased volume in the Hawaii service, increased costs related to vessel and barge dry-docking, and higher outside transportation costs.  The Company also incurred higher terminal handling costs due primarily to increased wharfage and container handling rates, higher general and administrative expenses, including Separation costs, and higher vessel expenses.

The Company’s SSAT joint venture contributed $3.2 million to operating income during the year ended December 31, 2012 compared with $8.6 million contributed in the prior year.  The decline was primarily due to the loss of volume from several major customers.

Logistics: 2013 compared with 2012

	Years Ended December 31,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$244.2	$229.1	6.6%
Highway revenue	163.6	141.1	15.9%
Total Logistics Revenue	407.8	370.2	10.2%
Operating income	$6.0	$0.1
Operating income margin	1.5%	0.0%

Logistics revenue for the year ended December 31, 2013, increased $37.6 million, or 10.2 percent, compared to the prior year.  This increase was the result of higher intermodal and highway volume.

Logistics operating income for the year ended December 31, 2013, increased by $5.9 million compared to the prior year.  The increase was primarily due to the absence of a $3.9 million charge taken in 2012 related to intangible asset impairment and a warehouse lease restructuring charge.  In addition, Logistics operating income in 2013 benefited from lower general and administrative expenses and higher intermodal volume than in 2012.

Logistics: 2012 compared with 2011

	Years Ended December 31,
(dollars in millions)	2012	2011	Change
Intermodal revenue	$229.1	$234.5	(2.3)%
Highway revenue	141.1	151.9	(7.1)%
Total Logistics Revenue	370.2	386.4	(4.2)%
Operating income	$0.1	$4.9
Operating income margin	0.0%	1.3%

Logistics revenue for the year ended December 31, 2012, decreased $16.2 million, or 4.2 percent, compared with the prior year.  This decrease was primarily due to lower international intermodal and highway volumes.  Intermodal volume declined primarily due to the shutdown of CLX2 and the loss of a major ocean carrier customer, partially offset by an increase in domestic volumes.  Highway volume decreased due to the loss of certain full truckload customers.

Logistics operating income for the year ended December 31, 2012, decreased $4.8 million compared with the prior year.  The reduction in operating income was due to the impairment charge of an intangible asset, restructuring of a lease at its Northern California warehousing operation totaling $3.9 million and lower volume in international intermodal and highway, partially offset by lower general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables totaled $296.8 million at December 31, 2013, an increase of $102.2 million from December 31, 2012.  The increase was due to a $94.6 million increase in cash and cash equivalents, and an increase in accounts receivable of $7.6 million.

Cash Flows:

Net cash flows provided by operating activities from continuing operations continue to be the Company’s most significant source of liquidity, and were $195.7 million in 2013, compared with $94.0 million and $104.1 million provided in 2012 and 2011, respectively.  The increase in 2013 over 2012 was due principally to changes in deferred income taxes of $66.3 million as a result of increased contributions to the Capital Construction Fund, and lower cash outflows related to the dry-docking of vessels during 2013, and accounts payable and accrued liabilities.  The decrease in 2012 over 2011 was due principally to decreases in accounts payable and accrued liabilities, as well as higher cash outflows related to the dry-dockings of vessels during 2012, which were partially offset by the increase in other liabilities.

Net cash flows used in investing activities from continuing operations were $40.0 million for 2013, compared with $6.3 million and $4.6 million used in 2012 and 2011, respectively.  The increase in 2013 over 2012 was due principally to the reduction in contribution from the Former Parent Company, and payment for acquisitions, partially offset by a reduction of capital expenditures.  No contributions were received from the Former Parent Company during 2013 as compared to $25.0 million and $40.3 million in 2012 and 2011, respectively.  These contributions represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for the issuance of capital stock and stock based compensation, which are reflected in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.

Capital expenditures were $35.2 million for 2013, compared with $38.1 million and $47.2 million for 2012 and 2011, respectively.  The 2013 capital expenditures included $33.8 million for the purchase of ocean transportation-related assets and $1.4 million related to the purchase of logistics-related assets.  Capital expenditures for the year ended December 31, 2012 included $37.0 million for the purchase of ocean transportation-related assets and $1.1 million related to the purchase of logistics-related assets.  Capital expenditures for the year ended December 31, 2011 included $44.2 million for the purchase of ocean transportation-related assets and $3.0 million related to the purchase of logistics-related assets.

During the fourth quarter of 2013, the Company entered into agreements with a shipyard for the construction of two new 3,600 twenty-foot equivalent units (TEU) Aloha-class container ships at a cost of $418.0 million.  The container ships are expected to be delivered during 2018.  The Company made an initial payment of $8.4 million to the shipyard during 2013, which is included in 2013 ocean transportation related capital expenditure above.  Additional payments totaling $92.0 million are payable in 2015 and 2016, with the remaining balance payable in 2017 and 2018, and will be funded by cash and other available sources of liquidity as described below.

Net cash flows used in financing activities from continuing operations were $61.1 million for 2013, compared with $74.5 million and $70.2 million used in 2012 and 2011, respectively.  The decrease in 2013 was due principally to reductions in payments of long-term debt and dividends, and the net change in proceeds from the issuance of long-term debt less contributions and other distributions to A&B as part of the Separation, offset by the increase in payments of line credit agreements, and a reduction in proceeds from the issuance of capital stock.  Net cash flows used in financing activities from continuing operations were higher in 2012 compared to prior year, primarily due to the contribution of $155.7 million to A&B upon Separation, offset by an increase from net borrowings of $88.3 million during 2012, which were primarily used to fund the contribution.  Also there was an increase in proceeds from the issuance of capital stock of $15.1 million, and a reduction in the payment of dividends to the Company’s shareholders and distributions to the Former Parent Company of $49.4 million, of which $26.7 million was paid to the Former Parent Company’s shareholders in the first and second quarter of 2012, which have been included in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  Subsequent to the Separation, the Company lowered its quarterly dividend, resulting in lower cash payouts during 2012 as compared to 2011.  Also during 2012, the Company saw increased stock option exercises.

Other Sources of Liquidity:

Term Debt: During the second quarter of 2012, Matson executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  Interest is payable semi-annually.  The weighted average coupon and average life of the three tranches of debt are 3.97% and 9.2 years, respectively.  The notes will begin to amortize in 2015, with aggregate semi-annual payments of $4.6 million through 2016, $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.  The cash received from the issuance of the three tranches of debt was partially utilized for the contribution of cash to A&B during the Separation.

In May 2005, the Company partially financed the delivery of the MV Manulani by issuing $105.0 million of Series B Notes with a coupon of 4.79% and 15-year final maturity.  The notes amortize by semi-annual principal payments of $3.5 million plus interest.  The Company negotiated the release of the MV Manulani as security for the remaining long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the Separation, resulting in an increase in the interest rate to 5.79%.

In January 2014, Matson issued $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35%, payable semi-annually.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to amortize in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

Revolving Credit Facility: During the second quarter of 2012, the Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks to provide the Company with additional sources of liquidity for working capital requirements and investment opportunities.  As of December 31, 2013, the used portion of the Company’s revolving credit facility was $5.8 million, all of which was from letters of credit.

Title XI Bonds:  In September 2003, the Company issued $55.0 million in U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.

Capital Leases:  As of December 31, 2013, Matson had obligations under its capital leases of $2.4 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term debt in the Company’s Consolidated Balance Sheet.

Total debt was $286.1 million as of December 31, 2013, compared with $319.1 million as of December 31, 2012.  All of the Company’s outstanding debt was unsecured, except for $68.2 million as of December 31, 2013, which is guaranteed by the Company’s significant subsidiaries.

Principal financial covenants as defined in Matson’s five-year revolving credit facility (“Credit Agreement”) and long term fixed rate debt include, but are not limited to:

•                  The ratio of debt to consolidated earnings before interest, tax, depreciation and amortization (“EBITDA”) cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

•                  The ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

•                  The principal amount of priority debt at any time cannot exceed 20% of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10% of consolidated tangible assets.  Priority debt, as further defined in the Credit Agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of December 31, 2013, with a debt to consolidated EBITDA ratio of 1.61, consolidated EBITDA to interest expense ratio of 12.28, and priority debt to consolidated tangible assets ratio of 5.8%.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2013, the Company had the following estimated contractual obligations (in millions):

	Payment due by period
Contractual Obligations	2014	2015-2016	2017-2018	Thereafter	Total
Construction of new vessels (1)	$—	$92.0	$317.6	$—	$409.6
Long-term debt obligations (including current portion) (2)	12.5	42.3	56.4	174.9	286.1
Estimated interest on debt (3)	12.8	23.2	18.9	36.1	91.0
Purchase obligations (4)	12.0	—	—	—	12.0
Post-retirement obligations (5)	2.4	5.2	5.4	15.0	28.0
Non-qualified benefit obligations (6)	2.6	2.3	1.1	2.5	8.5
Operating lease obligations (7)	22.0	30.0	10.8	7.1	69.9
Total	$64.3	$195.0	$410.2	$235.6	$905.1

(1)                     Payment for the construction of new vessels is based upon the shipbuilding agreements with APSI and the expected delivery times of the vessels in 2018.

(2)                     Long-term debt obligations (including current portion) include principal repayments of outstanding short-term and long-term debt for the respective periods, and capital leases.  The table does not include the obligations related to the new $100 million of 30-year senior unsecured notes issued in January 2014.  The Notes will begin to amortize in 2021.

(3)                     Estimated cash paid for interest on debt is determined based on the stated interest rate for fixed debt.  This does not include the obligations related to the new $100 million of 30-year senior unsecured notes issued in January 2014.  Interest on this debt is paid semi-annually with $2.1 million paid in 2014, $4.4 million paid in years 2015 through 2018, and $43.6 million paid thereafter.

(4)                     Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Any amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

(5)                     Post-retirement obligations include expected payments to medical service providers in connection with providing benefits to the Company’s employees and retirees.  The $15.0 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2019 through 2023.  Post-retirement obligations are described further in Note 10 to the consolidated financial statements.  The obligation for pensions reflected on the Company’s consolidated balance sheet is excluded from the table above because the Company is unable to reliably estimate the timing and amount of contributions.

(6)                     Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s four non-qualified plans.  The $2.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2019 through 2023.  Additional information about the Company’s non-qualified plans is included in Note 10 to the consolidated financial statements in Item 8 of Part II below.

(7)                     Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancelable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company.  These amounts are further described in Note 9 to the consolidated financial statements in Item 8 of Part II below.

Estimated timing and amount of payments related to uncertain tax position liabilities of $7.2 million as of December 31, 2013, is excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

A description of commitments and contingencies is described in Note 13 to the consolidated financial statements in Item 8 of Part II below, and is incorporated herein by reference.  The Company does not have any off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, upon which the MD&A is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the consolidated financial statements and accompanying notes.  Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates.  These differences could be material.

The Company considers an accounting estimate to be critical if: (i)(a) the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, (b) changes in the estimate are reasonably likely to occur in periods after the period in which the estimate was made, or (c) use of different estimates by the Company could have been used, and (ii) changes in those assumptions or estimates would have had a material impact on the financial condition or results of operations of the Company.  The critical accounting estimates inherent in the preparation of the Company’s consolidated financial statements are described below.  Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors.

Impairment of Investments: The Company’s investment in its Terminal Joint Venture is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal Joint Venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

Impairment of Vessels and Equipment: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available.  The Company’s vessels and equipment are reviewed for possible impairment annually and whenever events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable.  In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable.  If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

The Company has evaluated its vessels and equipment for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

Additional information about Matson’s vessels as of December 31, 2013 is as follows:

	Purchase Date	Cost	Net Book Value
MAUNALEI	September 2006	$158.1	$120.0
MANULANI	June 2005	152.1	109.3
MAUNAWILI	September 2004	103.8	72.8
MANUKAI	September 2003	107.3	72.3
R.J. PFEIFFER	August 1992	162.4	53.0
MOKIHANA	January 1996	100.7	32.8
MAHIMAHI	January 1996	64.5	18.6
MANOA	January 1996	64.9	17.1
KAUAI	September 1980	91.5	16.2
MAUI	June 1978	80.2	12.3
WAIALEALE	November 1991	11.4	3.5
OLOMANA	January 2013	3.6	3.2
LURLINE	August 1998	17.9	2.2
MATSONIA	October 1987	95.6	2.2
MAUNA KEA	August 1988	10.2	1.8
HALEAKALA	December 1984	15.3	1.8
LIHUE	January 1996	7.8	1.7
MAUNA LOA	December 1984	12.9	1.3
Total		$1,260.2	$542.1

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

The Company has evaluated certain long-lived assets, including finite-lived intangible assets, for impairment and no impairment charges were recorded for the years ended December 31, 2013 and 2011.  During 2012 the Company determined that it had an impairment related to intangible assets at Logistics.  The Company recorded impairment expense of $2.1 million for the year ended December 31, 2012, which is included in operating expense on the Consolidated Statements of Income and Comprehensive Income.

Impairment of Goodwill: The Company reviews goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company uses to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

Legal Contingencies: The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, claims related to coastwise trading matters, lawsuits involving private plaintiffs or government agencies, and environment related matters.  The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of outside legal counsel and other information and events that may pertain to a particular matter.  Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates.  In making determinations of likely outcomes of litigation matters, the Company considers many factors.  These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status.

A detailed discussion of significant litigation matters is contained in Note 13 to the consolidated financial statements included in
Item 8 of Part II below.

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

Pension and Post-Retirement Estimates:  The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions.  These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates and expected contributions.  Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income.  Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.  Additional information about the Company’s benefit plans is included in Note 10 to the consolidated financial statements in Item 8 of Part II below.

Income Taxes: The Company makes certain estimates and judgments in determining income tax expense for consolidated financial statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and consolidated financial statement purposes.  In addition, judgment is required in determining if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.  Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.  In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

OTHER MATTERS

Accounting Standards Updates: Accounting standards updates effective after December 31, 2013, are not expected to have a material effect on the Company’s financial position or results of operations.

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

Matson’s fixed-rate debt was $286.1 million as of December 31, 2013.  Currently, Matson does not have any variable rate debt outstanding under its revolving credit facilities.  Other than in default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.

The following table summarizes Matson’s debt obligations at December 31, 2013, presenting principal cash flows and related interest rates by the expected fiscal year of repayment.

	Expected Fiscal Year of Repayment as of December 31, 2013 (dollars in millions)
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate (1)	$12.5	$21.7	$20.6	$28.2	$28.2	$174.9	$286.1
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.7%	4.9%	4.8%
Variable rate	—	—	—	—	—	—	—
Average interest rate (2)	$—	$—	$—	$—	$—	$—	$—

(1)                                 The table does not include the obligations related to the $100 million 30-year senior unsecured notes issued in January 2014.  The notes bear interest at a rate of 4.35% and begin to amortize in 2021.

(2)                                 Estimated interest rates on variable debt are determined based on the rate in effect on December 31, 2013.  Actual interest rates may be greater or less than the amounts indicated when variable rate debt is rolled over.

From time to time, Matson may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities.  At December 31, 2013, the Company did not have any such investments. These money market funds maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.  Through its Capital Construction Fund, the Company may, from time to time, invest in mortgage-backed securities.  At December 31, 2013, the Company did not have any such investments.

Matson has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.  Transactions related to its China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations.  Transactions related to Matson’s new South Pacific service acquired in January 2013 are primarily denominated in New Zealand dollars.  However a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Matson, Inc. and subsidiaries (the “Company”) has the responsibility for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).  Based on its assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 28, 2014	February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Matson, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matson, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 28, 2014

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per-share amounts)

	Years Ended December 31,
	2013	2012	2011
Operating Revenue:
Ocean transportation	$1,229.4	$1,189.8	$1,076.2
Logistics	407.8	370.2	386.4
Total operating revenue	1,637.2	1,560.0	1,462.6

Costs and Expenses:
Operating costs	1,402.3	1,338.1	1,280.1
Equity in loss (income) of terminal joint venture	2.0	(3.2)	(8.6)
Selling, general and administrative	132.6	119.8	112.5
Separation costs	—	8.6	—
Total costs and expenses	1,536.9	1,463.3	1,384.0

Operating Income	100.3	96.7	78.6

Interest expense	(14.4)	(11.7)	(7.7)
Income from Continuing Operations Before Income Taxes	85.9	85.0	70.9
Income tax expense	(32.2)	(33.0)	(25.1)
Income From Continuing Operations	53.7	52.0	45.8
Loss From Discontinued Operations (net of income taxes)	—	(6.1)	(11.6)
Net Income	$53.7	$45.9	$34.2

Other Comprehensive Income (Loss), Net of Income Taxes:

Net Income	$53.7	$45.9	$34.2
Other Comprehensive Income (Loss):
Net gain (loss) and prior service cost	18.7	(4.6)	(5.7)
Amortization of prior service cost included in net periodic pension cost	(1.3)	(1.4)	0.3
Amortization of net loss included in net periodic pension cost	4.7	4.8	3.9
Foreign currency translation adjustment	(0.1)	—	—
Other comprehensive income (loss) from discontinued operations	—	0.7	(8.4)
Total Other Comprehensive Income (Loss)	22.0	(0.5)	(9.9)
Comprehensive Income	$75.7	$45.4	$24.3

Basic Earnings (Loss) Per Share:
Continuing operations	$1.26	$1.23	$1.10
Discontinued operations	—	(0.14)	(0.28)
Basic Earnings Per Share	$1.26	$1.09	$0.82

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.25	$1.22	$1.09
Discontinued operations	—	(0.14)	(0.28)
Diluted Earnings Per Share	$1.25	$1.08	$0.81

Weighted Average Number of Shares Outstanding:
Basic	42.7	42.3	41.6
Diluted	43.1	42.7	42.0

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$114.5	$19.9
Accounts receivable, net	182.3	174.7
Deferred income taxes	9.1	6.6
Prepaid expenses and other assets	43.0	32.9
Total current assets	348.9	234.1
Investment in terminal joint venture	57.6	59.6
Property and equipment, net	735.4	762.5
Goodwill and intangible assets, net	31.2	30.9
Other long-term assets	75.2	87.2
Total assets	$1,248.3	$1,174.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12.5	$16.4
Accounts payable	124.0	125.8
Payroll and vacation benefits	16.9	16.0
Self-insured liabilities	15.1	11.2
Accrued and other liabilities	32.1	24.0
Total current liabilities	200.6	193.4
Long-term Liabilities:
Long-term debt	273.6	302.7
Deferred income taxes	326.1	251.9
Employee benefit plans	74.4	108.0
Self-insured claims and other liabilities	35.4	38.4
Total long-term liabilities	709.5	701.0
Commitments and Contingencies
Shareholders’ Equity:
Capital stock — common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 42.8 million shares in 2013 and 42.6 million shares in 2012	32.1	31.9
Additional paid in capital	261.9	252.7
Accumulated other comprehensive loss	(23.5)	(45.5)
Retained earnings	67.7	40.8
Total shareholders’ equity	338.2	279.9
Total liabilities and shareholders’ equity	$1,248.3	$1,174.3

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2013	2012	2011
Cash Flows Provided by Operating Activities from Continuing Operations
Net income from continuing operations	$53.7	$52.0	$45.8
Reconciling adjustments:
Depreciation and amortization	69.7	72.5	71.6
Deferred income taxes	57.5	(8.8)	(5.0)
Loss (gain) on disposal of property	0.2	(1.2)	(0.8)
Post-retirement expense	1.6	2.6	4.5
Share-based compensation expense	5.9	4.0	2.7
Equity in loss (income) of terminal joint venture	2.0	(3.2)	(8.6)
Dividend from terminal joint venture	—	—	5.3
Impairment of intangible assets	—	2.1	—
Tax benefit from equity issuance	1.8
Excess tax benefit from stock-based compensation	(0.6)	—	—
Changes in assets and liabilities:
Accounts receivable	(7.6)	(7.0)	(10.8)
Deferred dry-docking payments	(14.0)	(44.8)	(36.0)
Deferred dry-docking amortization	22.0	23.3	22.7
Prepaid expenses and other assets	(11.8)	(10.4)	(3.4)
Accounts payable and accrued liabilities	2.2	(7.9)	17.1
Other liabilities	13.1	20.8	(1.0)
Net cash provided by operating activities from continuing operations	195.7	94.0	104.1

Cash Flows Used in Investing Activities from Continuing Operations:
Capital expenditures	(35.2)	(38.1)	(47.2)
Proceeds from disposal of property and equipment	4.5	6.8	2.3
Deposits into Capital Construction Fund	(4.4)	(4.4)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4	4.4
Payments for acquisitions	(9.3)	—	—
Contribution from the Former Parent Company	—	25.0	40.3
Net cash used in investing activities from continuing operations	(40.0)	(6.3)	(4.6)

Cash Flows Used in Financing Activities from Continuing Operations:
Excess tax benefit from stock-based compensation	0.6	—	—
Proceeds from issuance of long-term debt	21.0	197.0	109.0
Payments of long-term debt	(45.4)	(80.4)	(69.5)
(Payments) to/ proceeds from the line-of-credit agreements, net	(11.0)	5.0	(6.2)
Payment of financing costs	—	(1.9)	(0.5)
Payment of capital leases	(1.2)	—	—
Proceeds from issuance of capital stock	1.7	25.2	10.1
Dividends paid	(26.8)	(39.5)	(53.1)
Contribution to A&B upon Separation	—	(155.7)	—
Cash assumed by A&B upon Separation	—	(2.5)	—
Distribution to Former Parent Company from issuance of capital stock	—	(21.7)	—
Distribution paid to Former Parent Company	—	—	(60.0)
Net cash used in financing activities from continuing operations	(61.1)	(74.5)	(70.2)

Cash Flows from Discontinued Operations:
Cash flows used in operating activities of discontinued operations	—	(29.9)	(17.8)
Cash flows used in investing activities of discontinued operations	—	(18.8)	(26.1)
Cash flows provided by financing activities of discontinued operations	—	33.9	21.9
Net cash flows used in discontinued operations	—	(14.8)	(22.0)

Net Increase (Decrease) in Cash and Cash Equivalents	94.6	(1.6)	7.3

Cash and cash equivalents, beginning of the year	19.9	21.5	14.2
Cash and cash equivalents, end of the year	$114.5	$19.9	$21.5

Supplemental Cash Flow Information:
Interest paid	$13.8	$11.3	$7.8
Income tax (refund) paid	$(3.4)	$42.7	$0.6

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.1	$4.2	$4.2
Capital lease obligations	$2.9	$—	$—

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2013

(In millions, except per-share amounts)

	Common Stock				Additional	Accumulated Other
		Stated	Treasury		Paid In	Comprehensive	Retained
	Shares	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2010	44.9	$34.0	(3.6)	$(10.9)	$223.2	$(82.0)	$971.9	$1,136.2
Net income	—	—	—	—	—	—	34.2	34.2
Other comprehensive loss, net of tax	—	—	—	—	—	(9.9)	—	(9.9)
Shares issued	0.4	—	—	—	7.6	—	—	7.6
Share-based compensation	—	—	—	—	7.5	—	—	7.5
Dividends	—	—	—	—	—	—	(53.1)	(53.1)
Balance at December 31, 2011	45.3	34.0	(3.6)	(10.9)	238.3	(91.9)	953.0	1,122.5
Net income	—	—	—	—	—	—	45.9	45.9
Other comprehensive loss, net of tax	—	—	—	—	—	(0.5)	—	(0.5)
Excess tax benefit and share withholding	(0.1)	(0.1)	—	—	0.5	—	(2.4)	(2.0)
Share-based compensation	—	—	—	—	6.5	—	—	6.5
Shares issued	1.0	0.7	—	—	22.4	—	—	23.1
Retirement of treasury shares	(3.6)	(2.7)	3.6	10.9	(8.2)	—	—	—
Dividends	—	—	—	—	—	—	(39.5)	(39.5)
Distribution of A&B Stock	—	—	—	—	(6.8)	46.9	(916.2)	(876.1)
Balance at December 31, 2012	42.6	31.9	—	—	252.7	(45.5)	40.8	279.9
Net Income	—	—	—	—	—	—	53.7	53.7
Other comprehensive income, net of tax	—	—	—	—	—	22.0	—	22.0
Excess tax benefit and share withholding	—	—	—	—	1.8	—	—	1.8
Share-based compensation	—	—	—	—	5.9	—	—	5.9
Shares issued	0.2	0.2	—	—	1.5	—	—	1.7
Dividends	—	—	—	—	—	—	(26.8)	(26.8)
Balance at December 31, 2013	42.8	$32.1	—	$—	$261.9	$(23.5)	$67.7	$338.2

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.

Ocean Transportation: Matson’s ocean transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the island economies of Hawaii, Guam and Micronesia, and also operates a premium, expedited service from China to Long Beach, California.  In January 2013, Matson began providing ocean services to various islands in the South Pacific including New Zealand, Fiji, Samoa, American Samoa, Tonga and the Cook Islands, and later expanded service to include Australia to the Solomon Islands.  Matson’s fleet consists of 18 owned and three chartered vessels including containerships, combination container/roll-on/roll-off ships, and custom-designed barges.

The Company also provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers through Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of MatNav, on the islands of Oahu, Hawaii, Maui and Kauai.

The Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc. (the “Terminal Joint Venture”).  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the United States of America (“U.S.”) Pacific Coast, including to MatNav at several of those facilities.  Matson records its share of income (loss) in the joint venture in operating expenses within the ocean transportation segment due to the nature of SSAT’s operations.

Logistics: The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, expedited freight services (collectively “Highway”); and warehousing and distribution services.  The warehousing and distribution services are provided by Matson Logistics Warehousing, Inc. (“Matson Logistics Warehousing”), a wholly-owned subsidiary of Matson Logistics.

Separation Transaction:  On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies:

•                  Matson, Inc.; and

•                  Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum permitted percentage of 22%.

The Separation was completed on June 29, 2012.  In the Separation, the shareholders of Holdings received one share of common stock of A&B for every share of Holdings held of record as of June 18, 2012.  Immediately following the Separation, Holdings changed its name to Matson, Inc.  For accounting purposes, Matson is the successor company to the Former Parent Company.

Prior to the completion of the Separation, Matson and A&B entered into a Separation and Distribution Agreement, Tax Sharing Agreement and an Employee Matters Agreement, each dated June 8, 2012, to govern the post-Separation relationship.  In addition, Matson and A&B entered into a Transition Services Agreement, dated June 8, 2012, under which each company agreed to provide the other with various services on an interim transitional basis, for up to 24 months.  Also in relation to the Separation, intercompany receivables, payables, loans and other accounts between Matson and A&B, in existence immediately prior to the Separation, were satisfied and/or settled; and intercompany agreements and all other arrangements in effect immediately prior to the distribution were terminated or canceled, subject to certain exceptions.

During the year ended December 31, 2012, the Company incurred total cash outflows of $166.2 million in relation to the Separation.  Separation related expenses, referred to as Separation costs in the Consolidated Statements of Income and Comprehensive Income, are reported under the cash flows provided by operating activities from continuing operations, and capitalized debt financing costs under cash flows used in financing activities from continuing operations, as these costs do not qualify as discontinued operations.

The breakdown of Separation cash outflows for the year ended December 31, 2012 were as follows (in millions):

Separation Cash Outflows
Capital contribution to A&B	$155.7
Separation costs	8.6
Capitalized debt financing costs	1.9
Total cash outflow related to the Separation	$166.2

2.             SIGNIFICANT ACCOUNTING POLICIES

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

Fiscal Year: The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing whose period closed on December 31.  There were 52 weeks included in the MatNav 2013, 2012 and 2011 fiscal years.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported.  Estimates and assumptions are used for, but not limited to: impairment of investments, long-lived vessel and equipment impairment, legal contingencies, allowance for doubtful accounts, self-insured liabilities, goodwill and other finite-lived intangible assets impairment, pension and post-retirement estimates, and income taxes.  Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $19.8 million and $19.6 million at December 31, 2013 and 2012, respectively, and are reflected as current liabilities in the consolidated balance sheets.

Fair Value of Financial Instruments:  The Company values its financial instruments based on the fair value hierarchy of valuation techniques for fair value measurements.  Level 1 inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  If the technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents.  The Company uses Level 2 inputs for its accounts receivable, and debt.  The fair values of cash and cash equivalents, accounts receivable, and short-term debt approximate their carrying values due to the short-term nature of the instruments.  The fair value of the Company’s long-term debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

		Fair Value Measurements at
		December 31, 2013
	Carrying Value at		Quoted Prices in	Significant	Significant
	December 31, 2013		Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$114.5	$114.5	$114.5	$—	$—
Accounts and notes receivable, net	182.3	182.3	—	182.3	—
Fixed rate debt	286.1	292.7	—	292.7	—

		Fair Value Measurements at
		December 31, 2012
	Carrying Value at		Quoted Prices in	Significant	Significant
	December 31, 2012		Active Markets	Observable Inputs	Unobservable Inputs
(in millions)	Total	Total	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents	$19.9	$19.9	$19.9	$—	$—
Accounts and notes receivable, net	174.7	174.7	—	174.7	—
Variable rate debt	24.0	24.0	—	24.0	—
Fixed rate debt	295.1	316.8	—	316.8	—

Accounts Receivable: Accounts receivable are shown net of allowance for doubtful accounts in the Consolidated Balance Sheet.  At December 31, 2013, the Company had assigned $112.0 million of eligible accounts receivable to the Capital Construction Fund (see Note 7).  No amounts were assigned in the prior year.

Allowance for Doubtful Accounts:  Allowances for doubtful accounts receivable are established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition the Company’s customers and their payment history, which are regularly monitored by the Company.  The changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2013 were as follows (in millions):

	Balance at
	Beginning of		Write-offs	Balance at End
	Year	Expense	and Other	of Year
2013	$4.7	$0.6	$(1.2)	$4.1
2012	5.3	0.7	(1.3)	4.7
2011	6.1	—	(0.8)	5.3

Prepaid and Other Assets:  Prepaid expenses and other assets in the consolidated balance sheets includes $13.8 million and $17.9 million at December 31, 2013 and 2012, respectively, of diesel and heavy fuel oil that is primarily aboard the Company’s vessels, and is recorded at cost.

Impairment of Investment: The Company’s investment in its Terminal Joint Venture is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal  Joint Venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

Property and Equipment:  Property and equipment are stated at cost.  Certain costs incurred in the development of internal-use software are capitalized.  Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of property and equipment are as follows:

Classification	Range of Life (in years)
Vessels	5 to 40
Machinery and equipment	2 to 20
Terminal facilities	2 to 35

Impairment of Vessels and Equipment: The Company operates an integrated network of vessels, containers, and terminal equipment; therefore, in evaluating impairment, the Company groups its assets at the ocean transportation entity level, which represents the lowest level for which identifiable cash flows are available.  The Company’s vessels and equipment are reviewed for possible impairment annually and whenever events or circumstances, such as recurring operating losses, indicate that their carrying values may not be recoverable.  In evaluating impairment, the estimated future undiscounted cash flows generated by the asset group are compared with the amount recorded for the asset group to determine if its carrying value is not recoverable.  If this review determines that the recorded value will not be recovered, the amount recorded for the asset group is reduced to estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

The Company has evaluated its vessels and equipment for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012, and 2011.

Dry-docking Costs:  The Company’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements.  These standards require that the Company’s ships undergo two dry-docking inspections within a five-year period.  However, all of the Company’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible ships to have their intermediate dry-docking requirement to be met with a far less costly underwater inspection.

The Company operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered ships meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry-docking inspections every five years.  The dry-dockings of the Company’s other chartered vessels are the responsibility of the ships’ owners.

As the costs associated with these dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regularly scheduled inspection, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Deferred dry-docking costs were $56.9 million and $66.3 million as of December 31, 2013 and 2012, respectively, and are included in other long-term assets in the consolidated balance sheets.  Amortized amounts are charged to operating expenses in the consolidated statements of income and comprehensive income.  Changes in deferred dry-docking costs are included in the consolidated statements of cash flows.

Goodwill and Intangible Assets: Recorded goodwill arises as a result of acquisitions made by the Company.  Intangible assets consist of customer lists and tradenames.  The Company amortizes customer lists and trademarks using the straight-line method over the expected useful lives of up to 13 years.

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

The Company has evaluated certain long-lived assets, including finite-lived intangible assets, for impairment and no impairment charges were recorded for the years ended December 31, 2013 and 2011.  During 2012 the Company determined that it had an impairment related to intangible assets at Logistics.  The Company recorded impairment expense of $2.1 million for the year ended December 31, 2012, which is included in operating expense on the consolidated statements of income and comprehensive income.

Impairment of Goodwill:  The Company reviews goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill for impairment and no impairment charges were recorded for the years ended December 31, 2013, 2012 and 2011, respectively.

Pension and Post-Retirement Plans:  Certain ocean transportation subsidiaries are members of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multiemployer pension plans covering certain shoreside bargaining unit personnel.  The subsidiaries directly negotiate multiemployer pension plans covering other bargaining unit personnel.  Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan.  Several trusteed, non-contributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions.  These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates, and expected contributions.  Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income.  Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.  Additional information about the Company’s benefit plans is included in Note 10.

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

Legal Contingencies: The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, claims related to coastwise trading matters, lawsuits involving private plaintiffs or government agencies, and environmental related matters.  The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of outside legal counsel and other information and events that may pertain to a particular matter.  Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates.  In making determinations of likely outcomes of litigation matters, the Company considers many factors.  These factors include, but are not limited to, the nature of specific claims including unasserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status.  A detailed discussion of significant litigation matters is contained in Note 13.

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

Non-voyage Costs:  Non-voyage costs such as terminal operating overhead, and general and administrative expenses are charged to expense as incurred.

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors.  The Company’s various equity plans are more fully described in Note 12.

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  Adjustments may be required to deferred tax assets and deferred tax liabilities due to changes in tax laws and audit adjustments by tax authorities.  To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the Consolidated Statements of Income and Comprehensive Income and/or Consolidated Balance Sheets.

The Company makes certain estimates and judgments in determining income tax expense for consolidated financial statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and consolidated financial statement purposes.  In addition, judgment is required in determining if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.   Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

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

Discontinued Operations: The termination of certain business lines are classified as discontinued operations if the operations and cash flows of the assets clearly can be distinguished from the remaining assets of the Company, if cash flows for the assets have been, or will be, eliminated from the ongoing operations of the Company, if the Company will not have a significant continuing involvement in the operations of the assets sold, and if the amount is considered material.  As a result, the operations for the Company’s second China Long Beach Express Service (“CLX2”) and A&B have been shown as discontinued operations (see Note 3).

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions.  Other comprehensive income (loss) in the consolidated statements of income and comprehensive income are shown net of tax (expense) benefit of ($14.1) million, ($0.3) million, and $6.3 million for the years ended December 2013, 2012 and 2011, respectively.  Accumulated other comprehensive loss of $23.5 million and $45.5 million at December 31, 2013 and 2012, respectively, primarily included amortization of deferred pension, post-retirement costs and non-qualified plans of $22.6 million and $44.6 million, respectively.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock: Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.1 million, 0.5 million, and 1.4 million shares of common stock for 2013, 2012, and 2011, respectively. These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$53.7	42.7	$1.26	$52.0	42.3	$1.23	$45.8	41.6	$1.10
Loss from discontinued operations	—	42.7	—	(6.1)	42.3	(0.14)	(11.6)	41.6	(0.28)
Net Income	$53.7		$1.26	$45.9		$1.09	$34.2		$0.82

Effect of Dilutive Securities		0.4			0.4			0.4

Diluted:
Income from continuing operations	$53.7	43.1	$1.25	$52.0	42.7	$1.22	$45.8	42.0	$1.09
Loss from discontinued operations	—	43.1	—	(6.1)	42.7	(0.14)	(11.6)	42.0	(0.28)
Net Income	$53.7		$1.25	$45.9		$1.08	$34.2		$0.81

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding.  Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

Reclassification:  Amounts for goodwill and intangible assets at December 31, 2012 have been reclassified from other long-term assets in the Company’s consolidated balance sheet to conform to the current year presentation.

3.            DISCONTINUED OPERATIONS

There were no discontinued operations during the year ended December 31, 2013. Loss from discontinued operations for the years ended December 31, 2012 and 2011, consisted of the following (in millions):

	Years Ended December 31,
	2012	2011
Discontinued operations, net of income taxes:
Income from A&B	$116.4	$274.7
Expenses from A&B	(118.1)	(243.5)
Tax expense from A&B	(1.6)	(7.2)
(Loss) income from A&B	(3.3)	24.0
Income from CLX2	—	92.7
Expenses from CLX2	(4.4)	(149.4)
Tax benefit from CLX2	1.6	21.1
Loss from discontinued operations, net of tax	$(6.1)	$(11.6)

The Separation from A&B was completed on June 29, 2012 and is further discussed in Note 1.  In the third quarter of 2011, the Company terminated its second China Long Beach Express Service (“CLX2”), due to the longer-term outlook for sustained high fuel prices and increasingly volatile Transpacific rates.  As of the termination date, the Company had established and approved plans to (i) return to the lessors or sub-charter the five vessels used in the service (ii) off-hire or dispose of certain excess container equipment and (iii) terminate office contracts and employees.  These plans were substantially completed as of September 30, 2011; however, the off-hiring of excess leased containers continued through 2012 and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012.  The remaining three ships were returned to the lessors as of September 30, 2011 pursuant to the terms of the one-year charter contracts.  As of December 31, 2012, the Company had no future liabilities related to CLX2 and the Company did not incur any additional losses from the discontinued operations during 2013.

The following table provides information regarding liabilities associated with the termination of CLX2 (in millions):

	Containers and Charter Liabilities	Other Contractual Liabilities	Total
Balance at December 31, 2011	$4.8	$0.1	$4.9
Expenses incurred	4.5	0.0	4.5
Amounts paid	(9.3)	(0.1)	(9.4)
Balance at December 31, 2012	$—	$—	$—

4.             INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the Terminal Joint Venture under the equity method of accounting.  The Company records its share of income (loss) in the Terminal Joint Venture in operating expenses within the ocean transportation segment, due to operations of the Terminal Joint Venture being an integral part of the Company’s business.  The Company’s investment in the Terminal Joint Venture was $57.6 million and $59.6 million at December 31, 2013 and 2012, respectively.

No dividends and distributions were received from the Terminal Joint Venture in 2013 or 2012.  Dividends received from the Terminal Joint Venture totaled $5.3 million in 2011.   The Company’s operating costs include $164.3 million, $163.8 million, and $175.2 million for 2013, 2012, and 2011, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $15.3 million and $15.7 million for terminal services payable to the Terminal Joint Venture at December 31, 2013 and 2012, respectively.

A summary of financial information for the Terminal Joint Venture at December 31, 2013 and 2012 is as follows (in millions):

	As of December 31,
	2013	2012
Current assets	$73.5	$90.8
Noncurrent assets	137.1	139.2
Total assets	$210.6	$230.0

Current liabilities	$43.2	$55.9
Noncurrent liabilities	15.7	14.7
Equity	151.7	159.4
Total liabilities	$210.6	$230.0

	Years Ended December 31,
	2013	2012	2011
Operating revenue	$498.4	$503.9	$578.6
Operating costs and expenses	517.4	506.4	571.7
Operating (loss) income	(19.0)	(2.5)	6.9
Net (loss) income (1)	$(5.7)	$9.5	$26.3

The Company’s share of net (loss) income	$(2.0)	$3.2	$8.6

(1)         Includes earnings from equity method investments held by the investee

5.             PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2013 and 2012 includes the following (in millions):

	As of December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,260.2	$718.1	$542.1
Containers and equipment	470.6	310.4	160.2
Terminal facilities and other property	38.9	30.9	8.0
Construction in progress	25.1	—	25.1
Total	$1,794.8	$1,059.4	$735.4

	As of December 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,249.1	$679.4	$569.7
Containers and equipment	468.5	300.1	168.4
Terminal facilities and other property	38.5	28.8	9.7
Construction in progress	14.7	—	14.7
Total	$1,770.8	$1,008.3	$762.5

	Years Ended December 31,
	2013	2012	2011
Depreciation Expense	$67.4	$70.6	$69.4

Property and equipment subject to capital leases was $3.1 million at December 31, 2013 and amortization recorded in the Consolidated Statement of Income and Comprehensive Income was $0.3 million for the year ended December 31, 2013.

During the fourth quarter of 2013, the Company entered into agreements with a shipyard for the construction of two new 3,600 twenty-foot equivalent units Aloha-class container ships at a cost of $418.0 million.  The container ships are expected to be delivered during 2018.  The Company made an initial payment of $8.4 million to the shipyard during 2013, which is included in construction in progress.  Additional payments totaling $92.0 million are payable in 2015 and 2016, with the remaining balance payable in 2017 and 2018.

6.             GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s goodwill for the years ended December 31, 2013 and 2012 consist of the following (in millions):

	Goodwill
		Ocean
	Logistics	Transportation	Total
Balance, December 31, 2011	$27.0	$—	$27.0
Additions	—	—	—
Balance, December 31, 2012	27.0	—	27.0
Additions	—	0.4	0.4
Balance, December 31, 2013	$27.0	$0.4	$27.4

There was no accumulated impairment related to goodwill as of December 31, 2013 and 2012.

Intangible assets as of December 31, 2013 and 2012 include the following (in millions):

	As of December 31, 2013
	Gross	Accumulated	Net Book
	Cost	Amortization	Value
Customer lists	$10.4	$(6.8)	$3.6
Tradenames	3.9	(3.7)	0.2
Total intangible assets	$14.3	$(10.5)	$3.8

	As of December 31, 2012
	Gross	Accumulated	Net Book
	Cost	Amortization	Value
Customer lists	$9.7	$(6.2)	$3.5
Tradenames	3.8	(3.4)	0.4
Total intangible assets	$13.5	$(9.6)	$3.9

Aggregate intangible asset amortization was $0.8 million, $0.7 million, and $0.9 million for 2013, 2012, and 2011, respectively.  Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated
Amortization
2014	$0.8
2015	0.5
2016	0.5
2017	0.5
2018	0.4
Thereafter	1.1
Total	$3.8

7.             CAPITAL CONSTRUCTION FUND

The Company is party to an agreement with the United States government that established a Capital Construction Fund (“CCF”) under provisions of the Merchant Marine Act of 1936, as amended.  The agreement has program objectives for the acquisition, construction, or reconstruction of vessels and for repayment of existing vessel indebtedness.  Deposits to the CCF are limited by certain applicable earnings.  Such deposits are tax deductions in the year made; however, they are taxable, with interest payable from the year of deposit, if withdrawn for general corporate purposes or other non-qualified purposes, or upon termination of the agreement.  Qualified withdrawals for investment in vessels and certain related equipment do not give rise to a current tax liability, but reduce the depreciable basis of the vessels or other assets for income tax purposes.

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income.  Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years.  Under the terms of the CCF agreement, the Company may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds.  Such accrued deposits to, and withdrawals from, the CCF are reflected on the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF.

During 2013, the Company deposited $4.4 million in cash and assigned $111.8 million of eligible accounts receivable into the CCF.  The Company also made qualified withdrawals of $4.4 million from the CCF during 2013.  At December 31, 2013, the Company had $112.0 million on deposit in the CCF by way of assigned eligible accounts receivable.  Due to the nature of this transaction, the deposit in the CCF is classified as part of accounts receivable in the Consolidated Balance Sheet.

8.             LONG-TERM DEBT

At December 31, 2013 and 2012, long-term debt consisted of the following (in millions):

	As of December 31,
	2013	2012
Term Loans:
5.79%, payable through 2020	$45.5	$52.5
3.66%, payable through 2023	77.5	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
Title XI Bonds:
5.34%, payable through 2028	33.0	35.2
5.27%, payable through 2029	35.2	37.4

Revolving Credit Borrowings (1.69% for 2012)	—	24.0
Capital leases	2.4	—
	286.1	319.1
Less current portion	(12.5)	(16.4)
Total long-term debt	$273.6	$302.7

Long-term Debt Maturities:  At December 31, 2013, debt maturities during the next five years and thereafter are as follows (in millions):

2014	$12.5
2015	21.7
2016	20.6
2017	28.2
2018	28.2
Thereafter	174.9
Total	$286.1

Term Loans: During the second quarter of 2012, the Company executed new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which was funded in three tranches, $77.5 million at an interest rate of 3.66% maturing in 2023, $55.0 million at an interest rate of 4.16% maturing in 2027, and $37.5 million at an interest rate of 4.31% maturing in 2032.  Interest is payable semi-annually.  The weighted average coupon and average life of the three tranches of debt is 3.97% and 9.2 years, respectively.  The notes will begin to amortize in 2015, with aggregate semi-annual payments of $4.6 million through 2016, $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.  The cash received from the issuance of the three tranches of debt was partially utilized for the contribution of cash to A&B during the Separation.

In May 2005, the Company partially financed the delivery of the MV Manulani by issuing $105.0 million of Series B Notes with a coupon of 4.79% and 15-year final maturity.  The notes amortize by semi-annual principal payments of $3.5 million plus interest.  The Company negotiated the release of the MV Manulani as security for the remaining long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the Separation, resulting in an increase in the interest rate to 5.79%.

In January 2014, the Company issued $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35%, payable semi-annually.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to amortize in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

Title XI Bonds: In September 2003, the Company issued $55.0 million in U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27%.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.

Revolving Credit Facility: During the second quarter 2012, the Company entered into a new $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks in order to provide additional sources of liquidity for working capital requirements and investment opportunities.  As of December 31, 2013, the used portion of the Company’s revolving credit facility was $5.8 million, all of which was from letters of credit.

In August 2011, the Company renewed its revolving credit facility with a commitment of $125.0 million and an expiration date of August 2016.  Amounts drawn under the facility accrued interest at LIBOR plus a margin based on a ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization pricing grid.  Borrowing rates ranged from 1.21% to 1.92% during 2012, and 0.44% to 1.91% during 2011.  As part of the Company’s debt restructuring completed in June 2012, in connection with the Separation, the outstanding balance of $72.0 million was paid off and the facility was terminated.

Capital Leases:  As of December 31, 2013, the Company had obligations under its capital leases of $2.4 million consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified within current and long-term debt in the Company’s Consolidated Balance Sheet.

Total debt was $286.1 million as of December 31, 2013, compared with $319.1 million at the end of 2012.  The outstanding debt was unsecured, except for $68.2 million as of December 31, 2013, which is guaranteed by the Company’s significant subsidiaries.

Principal financial covenants as defined in the Company’s five-year revolving credit facility (“Credit Agreement”) and long-term fixed rate debt include, but are not limited to:

•                  The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

•                  The ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

•                  The principal amount of priority debt at any time cannot exceed 20% of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10% of consolidated tangible assets.  Priority debt, as further defined in the Credit Agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of December 31, 2013, with a debt to consolidated EBITDA ratio of 1.61, consolidated EBITDA to interest expense ratio of 12.28, and priority debt to consolidated tangible assets ratio of 5.8%.

9.             LEASES

The Company has operating leases for vessels, containers, equipment, office and warehouse space and terminal facilities for periods of 1 to 50 years, expiring between 2014 and 2036.  Rent expense under operating leases totaled $58.2 million in 2013, $52.3 million in 2012 and $49.6 million in 2011, which includes volume-based terminal rent.  Additionally, rent expense for short-term and cancelable equipment rentals was $20.5 million, $17.8 million and $38.4 million in 2013, 2012, and 2011, respectively.  Management expects that in the normal course of business most operating leases will be renewed or replaced by other similar leases.

Future minimum payments under operating leases as of December 31, 2013 were as follows (in millions):

Total Operating
Year	Leases
2014	$22.0
2015	18.1
2016	11.9
2017	8.0
2018	2.8
Thereafter	7.1
Total minimum lease payments	$69.9

In addition to the future minimum lease payments above, the Company’s operating lease for terminal facilities in Honolulu includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses.  The Company’s payments of volume-based charges to the lessor must meet or exceed the minimum annual commitment.  The Company’s volume-based payments to the lessor were $35.6 million in 2013, $31.7 million in 2012, and $26.5 million in 2011, which exceeded the minimum annual commitment.

10.          PENSION AND POST RETIREMENT PLANS

The Company has two funded qualified single-employer defined benefit pension plans that cover certain non-bargaining unit employees and bargaining unit employees.  In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried, non-bargaining employees hired before 2008 and to certain bargaining unit employees.  Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service.  The Company does not pre-fund these health care and life insurance benefits, and has the right to modify or terminate certain of these plans in the future.  Certain groups of retirees pay a portion of the benefit costs.

Plan Administration, Investments and Asset Allocations:  The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options.  The Investment Committee is also responsible for appointing investment managers and monitoring their performance.  The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents.  The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

The Company’s investment strategy for its pension plan assets is to achieve a diversified mix of investments that provides for long-term growth at an acceptable level of risk, and to provide sufficient liquidity to fund ongoing benefit payments.  The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives.

The Company’s target and actual weighted-average asset allocations at December 31, 2013 and 2012 were as follows:

	Target	2013	2012
Domestic equity securities	53%	58%	56%
International equity securities	15%	15%	14%
Debt securities	22%	18%	19%
Real estate	5%	5%	5%
Other and cash	5%	4%	6%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.  One-, three-, and five-year pension asset returns (losses) were 21.1 percent, 10.2 percent, and 12.4 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.8 percent.  Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

The Company’s pension plan assets are held in a master trust and are stated at estimated fair values of the underlying investments.  Purchases and sales of securities are recorded on a trade-date basis.  Interest income is recorded on the accrual basis.  Dividends are recorded on the ex-dividend date.

Equity Securities: Domestic and international common stocks are valued by obtaining quoted prices on recognized and highly liquid exchanges.

Fixed Income Securities: Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the market in which the security is traded. U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporate other observable inputs such as cash flow, security structure, or market information, when broker/dealer quotes are not available.

Real Estate, Private Equity and Insurance Contract Interests: The fair value of real estate, private equity and insurance contract interests are determined by the issuer based on the unit values of the funds.  Unit values are determined by dividing the fund’s net assets by the number of units outstanding at the valuation date.  Fair value for underlying investments in real estate is determined through independent property appraisals.  Fair value of underlying investments in private equity is determined based on information provided by the general partner taking into consideration the purchase price of the underlying securities, developments concerning the investee company subsequent to the acquisition of the investment, financial data and projections of the investee company provided by the general partner, and such other factors as the general partner deems relevant.  Insurance contracts are principally invested in real estate assets, which are valued based upon independent appraisals.

The fair values of the Company’s pension plan assets at December 31, 2013 and 2012, by asset category, are as follows (in millions):

	Fair Value Measurements at December 31, 2013
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$6.9	$6.9	$—	$—
Equity securities:
U.S. large-cap	64.2	64.2	—	—
U.S. mid- and small-cap	35.7	35.7	—	—
International large-cap	19.0	19.0	—	—
International small-cap	7.2	7.2	—	—
Fixed income securities:
U.S. Treasuries	0.6	—	0.6	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	1.9	—	1.9	—
High-yield U.S. corporate bonds	6.7	—	6.7	—
Emerging markets fixed income	8.9	8.9	—	—
Mortgage-backed securities	12.7	—	12.7	—
Other types of investments:
Real estate partnership interests	8.6	—	—	8.6
Private equity partnership interests (1)	0.3	—	—	0.3
Total	$172.8	$141.9	$22.0	$8.9

	Fair Value Measurements at December 31, 2012
	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category
Cash	$8.3	$8.3	$—	$—
Equity securities:
U.S. large-cap	53.8	53.8	—	—
U.S. mid- and small-cap	29.8	29.8	—	—
International large-cap	16.7	16.7	—	—
International small-cap	4.3	4.3	—	—
Fixed income securities:
U.S. Treasuries	0.8	—	0.8	—
Municipal bonds	0.2	—	0.2	—
Investment grade U.S. corporate bonds	2.0	—	2.0	—
High-yield U.S. corporate bonds	6.4	—	6.4	—
Emerging markets fixed income	4.3	4.3	—	—
Mortgage-backed securities	14.0	—	14.0	—
Other types of investments:
Real estate partnership interests	7.8	—	—	7.8
Private equity partnership interests (1)	0.8	—	—	0.8
Total	$149.2	$117.2	$23.4	$8.6

(1) This category represents private equity funds that invest principally in U.S. technology companies.

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Insurance	Total
Beginning balance, December 31, 2011	$7.1	$0.8	$0.7	$8.6
Actual return (loss) on plan assets:
Assets held at the reporting date	1.6	0.1	—	1.7
Assets sold during the period	(0.2)	0.3	—	0.1
Purchases, sales and settlements, net	(0.7)	(0.4)	(0.7)	(1.8)
Beginning balance, December 31, 2012	7.8	0.8	—	8.6
Actual return (loss) on plan assets:
Assets held at the reporting date	0.9	(0.2)	—	0.7
Assets sold during the period	0.3	0.1	—	0.4
Purchases, sales and settlements, net	(0.4)	(0.4)	—	(0.8)
Ending balance, December 31, 2013	$8.6	$0.3	$—	$8.9

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2013, 2012, and 2011, the Company contributed $3.5 million, $13.3 million, and $4.4 million, respectively.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31 of each year.

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2013 and 2012 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$210.1	$192.6	$49.2	$48.5
Service cost	2.9	2.7	1.1	1.0
Interest cost	8.6	9.0	2.1	2.3
Plan participants’ contributions	—	—	0.9	1.3
Actuarial (gain) loss	(13.3)	14.9	2.0	(0.6)
Benefits paid	(9.8)	(9.1)	(3.2)	(3.3)
Expenses paid	(1.0)	—	—	—
Benefit obligation at end of year	$197.5	$210.1	$52.1	$49.2

Change in Plan Assets
Fair value of plan assets at beginning of year	$149.2	$126.0	$—	$—
Actual return on plan assets	30.8	19.0	—	—
Plan participants’ contributions	—	—	0.9	1.3
Employer contributions	3.5	13.3	2.3	2.0
Benefits paid	(9.8)	(9.1)	(3.2)	(3.3)
Expenses paid	(0.9)	—	—	—
Fair value of plan assets at end of year	172.8	149.2	(0.0)	—
Funded Status and Recognized Liability	$(24.7)	$(60.9)	$(52.1)	$(49.2)

Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2013 and 2012 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2013	2012	2013	2012
Current liabilities	$—	$—	$(2.4)	$(2.1)
Non-current liabilities	(24.7)	(60.9)	(49.7)	(47.1)
Total	$(24.7)	$(60.9)	$(52.1)	$(49.2)

Net loss (net of taxes)	$32.0	$55.8	$1.7	$0.7
Prior service cost (net of taxes)	(12.0)	(13.4)	—	0.1
Total	$20.0	$42.4	$1.7	$0.8

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2013 and 2012 is shown below (in millions):

	2013	2012
Projected benefit obligation	$197.5	$210.1
Accumulated benefit obligation	$197.2	$209.6
Fair value of plan assets	$172.8	$149.2

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $0.7 million.  The estimated net loss and prior service cost for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014 is $0.6 million.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement health care and life insurance benefit plans during 2013, 2012, and 2011, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Benefit Cost
Service cost	$2.9	$2.7	$5.4	$1.1	$1.0	$0.9
Interest cost	8.6	9.0	10.7	2.1	2.3	3.0
Expected return on plan assets	(11.9)	(10.7)	(11.1)	—	—	—
Amortization of net loss (gain)	6.8	7.0	4.0	0.3	0.6	1.9
Amortization of prior service cost	(2.3)	(2.3)	0.1	—	0.1	0.2
Net periodic benefit cost	$4.1	$5.7	$9.1	$3.5	$4.0	$6.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	$(19.6)	$4.0	$23.8	$1.2	$(0.4)	$(2.5)
Amortization of unrecognized (loss) gain	(4.2)	(4.2)	(2.4)	(0.2)	(0.3)	(1.0)
Prior service credit	—	—	(15.1)	—	—	—
Amortization of prior service cost	1.4	1.4	(0.1)	—	—	(0.1)
Total recognized in other comprehensive income	$(22.4)	$1.2	$6.2	$1.0	$(0.7)	$(3.6)
Total recognized in net periodic benefit cost and other comprehensive income	$(18.3)	$6.9	$15.3	$4.5	$3.3	$2.4

The weighted average assumptions used to determine benefit information during 2013, 2012, and 2011, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted Average Assumptions:
Discount rate	4.9%	4.2%	4.8%	5.0%	4.3%	4.9%
Expected return on plan assets	8.3%	8.3%	8.3%
Rate of compensation increase	3.0%	3.0%	4.0%	3.0%	3.0%	4.0%
Initial health care cost trend rate				7.3%	8.0%	9.0%
Ultimate rate				4.5%	4.5%	5.0%
Year ultimate rate is reached				2027	2020	2016

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2013, 2012, and 2011 and the net periodic post-retirement benefit cost for 2013, 2012 and 2011, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2013	2012	2011	2013	2012	2011
Effect on total of service and interest cost components	$0.6	$0.6	$0.6	$(0.5)	$(0.4)	$(0.5)
Effect on post-retirement benefit obligation	$7.1	$6.5	$6.6	$(5.7)	$(5.2)	$(5.3)

Current liabilities of $5.0 million, related to non-qualified pension benefits and postretirement benefits, are classified as accrued and other liabilities in the consolidated balance sheet as of December 31, 2013.

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  The Company also has a frozen non-qualified pension plan that covers two outside directors and pays retirement benefits in a lump sum from the Company’s general funds.  The obligations relating to these plans totaled $7.3 million and $7.9 million at December 31, 2013 and 2012, respectively.  The expense associated with the non-qualified plans was $0.6 million, $0.3 million and $0.8 million in 2013, 2012 and 2011, respectively.  A 3.2 percent discount rate was used to determine the 2013 obligation.

As of December 31, 2013, the amount recognized in accumulated other comprehensive income for net loss, net of tax, was $1.3 million, and the amount recognized as prior service credit, net of tax, was $0.8 million.  There is no net loss and prior service credit to be recognized into net periodic pension cost in 2014.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Qualified
	Pension	Non-qualified	Post-retirement
Year	Benefits	Pension Benefits	Benefits (1)
2014	$11.0	$2.6	$2.4
2015	11.5	1.5	2.6
2016	11.9	0.8	2.6
2017	12.3	0.2	2.7
2018	12.6	0.9	2.7
2019-2023	$66.8	$2.5	$15.0

(1) Net of plan participants’ contributions and Medicare D subsidies.

Multiemployer Plans:  The Company contributes to ten multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees.  Contributions are generally based on union labor paid or cargo volume.

The risks of participating in multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.  Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multiemployer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2013, the Company’s benefit plan withdrawal obligations were $110.6 million.  Management has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multiemployer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2013 and 2012 is for the plan’s year-end at December 31, 2013 and 2012, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

	EIN/Pension	Pension Protection Act Zone Status as of December 31,		FIP/RP Status Pending/	Contributions of Matson ($ in millions)			Surcharge	Expiration Date of Collective Bargaining
Pension Fund	Plan Number	2013	2012	Implemented	2013	2012	2011	Imposed	Agreement
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293/001	Yellow	Yellow	Implemented	$2.7	$2.4	$2.2	No	6/30/2014
Master, Mates and Pilots Pension Plan	13-6372630/001	Green	Green	None	2.1	3.4	3.0	No	6/15/2023, 8/15/2023
Hawaii Terminals Multiemployer Pension Plan	20-0389370/001	Yellow	Yellow	Implemented	5.3	5.1	5.2	No	6/30/2014
MEBA Pension Trust - Defined Benefit Plan	51-6029896/001	Green	Green	None	2.1	2.1	—	No	8/15/2018
Masters, Mates and Pilots Adjustable Pension Plan	46-2237700/001	(1)	(1)	None	0.8	—	—	No	6/15/2023, 8/15/2023
OCU Trust Pension	26-1574440/001	Green	Green	None	0.1	0.1	0.1	No	6/30/2016
Total					$13.1	$13.1	$10.5

(1)   Information is not available as plans were new in 2013

The Company is party to two collective-bargaining agreements based upon vessels that require contributions to this plan:  Contract A, covering thirteen vessels, expires on June 15, 2023, and Contract B, covering one managed vessel, expires on August 15, 2023.

In 2013, the Company agreed to contribute at least 11.7% of total wages paid to employees in covered MEBA employment to the MEBA Pension Trust by a reallocation of the total labor cost under the collective bargaining agreement.  The pension contribution rate was determined by the plan’s actuary to be necessary to maintain full funding of the pension plan and is fully offset by a reallocation of wages and other benefits.

The Company was listed in its plans’ Forms 5500 as providing more than five percent of the total contributions for the following plans and plan years:

Pension Plan	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
Hawaii Stevedoring Multiemployer Retirement Plan	2013, 2012 and 2011
Hawaii Terminals Multiemployer Pension Plan	2013, 2012 and 2011
Masters, Mates and Pilots Pension Plan (1)	2012 and 2011
MEBA Pension Trust - Defined Benefit Plan (1)	2012

(1)         As of the date the consolidated financial statements were issued, Form 5500s were not available for the plan years ending in 2013 for this and other plans.

The Company contributes to seven multiemployer plans that provide post-retirement benefits other than pensions under the terms of collective-bargaining agreements with American Radio Association AFL-CIO; ILWU Local 142; ILWU Local 63, Office Clerical Unit Marine Clerk Association; International Organization of Masters, Mates and Pilots, AFL-CIO; National Marine Engineers’ Beneficial Association, AFL-CIO District No. 1 — PCD, MEBA; Marine Firemen’s Union; and Sailors’ Union of the Pacific.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision, hearing, prescription drug, death, accidental death and dismemberment, disability, legal aid, training in maritime electronics, scholarship program, wage insurance and license insurance, although not all of these benefits are provided by each plan.  These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multiemployer pension plans.  Contributions made to these plans by the Company were $10.5 million in 2013, $10.8 million in 2012, and $10.7 million in 2011.

Defined Contribution Plans: The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  These plans provide matching contributions of up to 4 percent of eligible employee compensation.  The Company’s matching contributions expensed under these plans totaled $1.6 million, $1.6 million and $1.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The Company also provides profit sharing contributions under the qualified defined contribution plans; if a minimum threshold of the Company’s performance is achieved, the Company provides contributions to salaried, non-bargaining unit employees of up to 3 percent based on a formula that may change on an annual basis.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Profit sharing contributions to certain bargaining unit employees are determined under collective bargaining agreements.  Profit sharing expenses recorded in 2013 and 2012 under this plan totaled $1.2 million and $1.2 million, respectively.  No expense was recorded in 2011 when the plan was suspended.

11.          INCOME TAXES

The income tax expense on income from continuing operations for each of the three years in the period ended December 31, 2013 consisted of the following (in millions):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$(24.3)	$38.9	$26.5
State	(1.0)	3.2	1.8
Total	(25.3)	42.1	28.3
Deferred	57.5	(9.1)	(3.2)
Provision for income taxes	$32.2	$33.0	$25.1

Income tax expense for 2013, 2012, and 2011 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2013	2012	2011
Computed federal income tax expense	35.0%	35.0%	35.0%
Discontinued operations	0.0%	(0.2)%	(0.1)%
State income tax	2.9%	0.6%	2.1%
Deferred tax adjustment	0.0%	(1.6)%	0.0%
Separation costs	0.0%	2.0%	0.0%
Unrecognized tax benefits	(2.1)%	1.7%	0.0%
Other — net	1.7%	1.3%	(1.6)%
Provision for income taxes	37.5%	38.8%	35.4%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	As of December 31,
	2013	2012
Deferred tax assets:
Benefit plans	$41.8	$54.0
Insurance reserves	10.0	9.7
Allowance for doubtful accounts	1.3	1.7
Reserves	6.0	1.7
Foreign losses and unremitted earnings	3.1	—
Alternative minimum tax credits	1.4	—
Other	(0.2)	0.3
Total deferred tax assets	63.4	67.4

Deferred tax liabilities:
Basis differences for property and equipment	278.0	292.6
Capital Construction Fund	83.4	3.3
Joint ventures and other investments	4.6	3.8
Deferred revenue	11.4	10.9
Amortization	3.0	2.1
Total deferred tax liabilities	380.4	312.7
Net deferred tax liability	$317.0	$245.3

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured as the fair market value of the stock at the time of vesting, tax effected.  The net tax benefits from share-based transactions were $0.6 million and $1.3 million for 2013 and 2012, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid in capital in the consolidated statements of shareholders’ equity.  The Company’s deferred tax liabilities incurred during 2013 are primarily due to increased contributions to the CCF (see Note 7).

Separation: Prior to the Separation, the Company joined in filing consolidated federal and consolidated or combined state income tax returns with the Former Parent Company.  However, the Company’s tax provision had been computed as if it had filed separate, stand-alone federal and state income tax returns.  The Company completed and filed the 2012 federal and state income tax return, which included A&B companies for the short period in 2012 before the Separation.  The Company recorded a receivable from A&B and corresponding adjustment to current taxes payable to reflect the Company’s allocated portion of the 2012 federal and state income tax liabilities.

In connection with the Separation, the Company incurred certain financial advisory, legal, tax and other professional fees, a portion of which is not deductible under the tax regulations.  Accordingly, the Company’s income taxes for the year ended December 31, 2012, were increased by $1.7 million, related to the non-deductibility of certain Separation costs.

Also in connection with the Separation, the Company entered into a Tax Sharing Agreement with A&B that governs the respective rights, responsibilities and obligations of the companies after the Separation with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. federal, state, local and foreign income taxes, other tax matters and related tax returns.  A&B has liability to the Company with respect to the Company’s consolidated or combined U.S. federal, state, local and foreign income tax liability for the taxes that are attributed to A&B’s businesses and relative contribution to state and other taxable income of the Company consolidated or combined group relating to the taxable periods in which A&B was a part of that group.  The Tax Sharing Agreement specifies the portion, if any, of this tax liability for which the Company and A&B will bear responsibility.  In addition, the Company and A&B agreed to indemnify each other against any amounts for which they are not responsible.  Under the Tax Sharing Agreement, the Company also generally will be responsible for any taxes that arise from the failure of the Separation, together with certain related transactions, to qualify as tax-free for U.S. federal income tax purposes within the meaning of Sections 355 and 368 of the Internal Revenue Code of 1986 (the “Code”), as amended, to the extent such failure to qualify is attributable to actions, events or transactions relating to the Company’s stock, assets or business, or a breach of the relevant representations or covenants made by the Company in the Tax Sharing Agreement, the materials submitted to the Internal Revenue Service in connection with the ruling request relating to the Separation or the representation letter provided to counsel in connection with such counsel’s issuance of a tax opinion relating to certain aspects of the Separation.

Unrecognized Tax Benefits: A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2010	$3.5
Additions for tax positions of prior years	0.3
Additions for tax positions of current year	(0.5)
Reductions for lapse of statute of limitations	(0.7)
Balance at December 31, 2011	2.6
Additions for tax positions of prior years	4.0
Reductions for tax positions of current year	3.7
Reductions for tax positions of prior years	(1.0)
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2012	8.3
Additions for tax positions of prior years	2.0
Reductions for lapse of statute of limitations	(3.1)
Balance at December 31, 2013	$7.2

Of the total unrecognized benefits, $7.2 million, $8.3 million and $2.6 million, at December 31, 2013, 2012 and 2011, respectively, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.3 million, $0.4 million and $0.2 million as of December 31, 2013, 2012 and 2011, respectively.

The Company is no longer subject to U.S. federal income tax audits for years before 2010.  The Company is routinely involved in state and local income tax audits.  Substantially all material income tax matters have been concluded for years through 2008.

12.                               SHARE-BASED AWARDS

2007 Incentive Compensation Plan: The 2007 Incentive Compensation Plan (the “2007 Plan”) serves as a successor to the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non-Employee Director Stock Retainer Plan (the “Predecessor Plans”).  Under the 2007 Plan, approximately 2.2 million shares of common stock were initially reserved for issuance.  On January 28, 2010, the Board of Directors adopted an amended and restated 2007 Plan, which, among other things, authorized the issuance of an additional approximately 2.2 million shares of stock under the 2007 Plan.  Shareholders approved the amended 2007 Plan at the 2010 Annual Meeting of Shareholders.

In connection with the Separation, on June 29, 2012, each stock option held by a Matson employee was converted into an adjusted Matson stock option.  The exercise prices of the adjusted Matson stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option.  The modification of the awards did not result in any additional stock compensation expense to be recorded upon Separation.  The resulting Matson stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the Former Parent Company stock options immediately prior to the Separation.  Also, in connection with the Separation, any unvested restricted stock units (“RSUs”) granted to Matson employees were converted into Matson RSUs.  The RSU grants were converted in a manner that was intended to preserve the fair market value of the awards.  The resulting Matson RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the grants immediately prior to the Separation.  After the Separation was completed, approximately 8.7 million shares of the Company’s common stock were reserved for issuance under the plans, with approximately 6.4 million shares remaining as available for future issuance under all equity compensation plans (excluding 1.2 million shares to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2013.

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

Stock Issuance Program — Under the Stock Issuance Program, share s of common stock or restricted stock units may be granted.  Time-based equity awards vest ratably over three years. Provided certain three-year performance targets are achieved, performance-based equity awards vest on the three-year anniversary date of the grant.  During the first quarter of 2013 the Company granted new performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  Performance Share awards for the senior leadership team will also be modified based on total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same three-year period.  The relative TSR is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P MidCap 400 Index (with each index weighted 50%).  The service-vesting provisions of each performance based award require the award recipient to remain in continuous service with the Company until the end of the three-year measurement period, subject to certain exceptions due to retirement, disability, or death, in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

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

Predecessor Plans: Adopted in 1998, the Company’s 1998 Stock Option/Stock Incentive Plan (“1998 Plan”) provided for the issuance of non-qualified stock options and common stock to employees of the Company.  Under the 1998 Plan, option prices could not be less than the fair market value of the Company’s common stock on the dates of grant and the options became exercisable over periods determined, at the dates of grant, by the Compensation Committee of the Former Parent Company Board of Directors that administer the plan.  Generally, options vested ratably over three years and expired ten years from the date of grant.  Payments for options exercised may be made in cash or in shares of the Company’s stock.  If an option to purchase shares is exercised within five years of the date of grant and if payment is made in shares of the Company’s stock, the option holder may receive, under a reload feature, a new stock option grant for such number of shares as is equal to the number surrendered, with an option price not less than the greater of the fair market value of the Company’s stock on the date of exercise or one and one-half times the original option price.  The 1998 Plan also permitted the issuance of shares of the Company’s common stock.  Generally, grants of time-based, non-vested stock vested ratably over three years and performance-based, non-vested stock vested in one year, provided that certain performance targets were achieved.  The 1998 Plan was superseded by the 2007 Plan, and no further grants have been or will be made under the 1998 Plan.

Director Stock Option Plans:  The 1998 Non-Employee Director Stock Option Plan (“1998 Director Plan”) was superseded by the 2007 Plan.  Under the 1998 Director Plan, each non-employee Director of the Company, elected at an Annual Meeting of Shareholders, was automatically granted, on the date of each such Annual Meeting, an option to purchase 8,000 shares of the Company’s common stock at the fair market value of the shares on the date of grant.  Each option to purchase shares generally became exercisable ratably over three years following the date granted.

The Company estimates the grant-date fair value of its stock options using a Black-Scholes-Merton option-pricing model.  The weighted average grant-date fair values, prior to the Separation, of the options granted during 2012, and 2011, were $10.74 and $8.92, respectively, per option.  No options were granted after the Separation; therefore all weighted average assumptions provided in the table below are prior to the Separation:

	Years Ended December 31,
	2012	2011
Expected volatility (1)	31.8%	29.2%
Expected term (in years) (2)	6.1	6.0
Risk-free interest rate (3)	1.2%	2.3%
Dividend yield (4)	2.7%	3.1%

(1)         Expected volatility was primarily determined using the historical volatility of the Company’s common stock over the expected term, but the Company could also consider future events and other factors that it reasonably concluded marketplace participants might consider.

(2)         The expected term of the awards represents expectations of future employee exercise and post-vesting termination behavior and was primarily based on historical experience.  The Company analyzed various groups of employees and considers expected or unusual trends that would likely affect this assumption.

(3)         The risk free interest rate was based on U.S. Government treasury yields for periods equal to the expected term of the option on the grant date.

(4)         The expected dividend yield was based on the Company’s current and historical dividend policy.

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and, consequently, significantly affect the related amounts recognized in the consolidated statements of income and comprehensive income.

Activity in the Company’s stock option plans for the year ended December 31, 2013, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value
Outstanding, January 1, 2013	954	253	146	1,353	$21.15
Granted	—	—	—	—
Exercised	(106)	(43)	(6)	(155)	$20.48
Forfeited and expired	(4)	(2)	—	(6)	$21.05
Outstanding, December 31, 2013	844	208	140	1,192	$21.24	4.7	$6,033

Exercisable, December 31, 2013	662	208	140	1,010	$21.08	4.2	$5,273

The following table summarizes non-vested restricted stock unit activity through December 31, 2013, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding, January 1, 2013	356	$17.97
Granted	370	26.66
Exercised	(166)	21.09
Canceled	(5)	27.24
Outstanding, December 31, 2013	555	$25.61

A summary of compensation cost related to share-based payments for each of the three years in the period ended December 31, 2013, exclusive of A&B related compensation prior to the Separation, is as follows (in millions):

	Years Ended December 31,
	2013	2012	2011
Share-based expense (net of estimated forfeitures):
Stock options	$0.4	$0.9	$0.8
Non-vested stock and restricted stock units	5.5	3.1	1.9
Total share-based expense	5.9	4.0	2.7
Total recognized tax benefit	(2.2)	(1.6)	(0.9)
Share-based expense (net of tax)	$3.7	$2.4	$1.8

Cash received by Matson upon option exercise	$1.7	$3.5	$2.0
Intrinsic value of options exercised	$1.1	$5.2	$1.1
Tax benefit realized upon option exercise	$1.7	$1.5	$0.4
Fair value of stock vested	$4.4	$3.8	$2.5

As of December 31, 2013, there was $0.1 million of total unrecognized compensation cost related to unvested stock options.  That cost is expected to be recognized over a weighted average period of approximately 0.8 years.  As of December 31, 2013, unrecognized compensation cost related to non-vested stock and restricted stock units was $9.0 million.  The unrecognized cost for non-vested stock and restricted stock units is expected to be recognized over a weighted average period of 1.9 years.

13.                   COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are described in Note 9, included the following as of December 31, 2013 (in millions):

Standby letters of credit (1)	$5.8
Bonds (2)	$20.6
Benefit plan withdrawal obligations (3)	$110.6

(1)       Includes $4.6 million in letters of credit, which are required for the Company’s self-insured workers’ compensation programs and its other insurance programs, and $1.2 million in letters of credit used to support various credit enhancement needs.

(2)       Consists of $19.2 million in U.S. Custom bonds, and $1.4 million related to transportation and other matters.

(3)       Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which the Company is a participant.  Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

These amounts are not recorded on the Company’s consolidated balance sheet and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Employee Matters: As of December 31, 2013, approximately 26% of the Company’s employees are covered by collective bargaining agreements with unions, of which, 24% of the Company’s employees are covered by agreements that expire in 2014.  The Company expects that new agreements will be reached during 2014 without significant disruption to the Company’s operations.

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in early September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, the Company has received written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX).

As of December 31, 2013, the Company has expensed $3.0 million in response costs, legal expenses, and third-party claims related to the release of molasses.

As of February 28, 2014, the Company has resolved all third-party claims that have been received. However, government agencies have not: (i) initiated any legal proceedings; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters: On June 10, 2013, the Company was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against the Company and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods for the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  The Company filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied the Company’s motion.  Discovery has now commenced and a jury trial is scheduled to begin on October 7, 2014.  On February 14, 2014, Matson and the plaintiff engaged in non-binding mediation.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  The settlement is contingent upon approval of the United States government, and the dismissal of the case with prejudice by the District Court.  The Company has accrued for these settlement costs in accrued and other liabilities in the consolidated balance sheet at December 31, 2013.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

14.                   RELATED PARTY TRANSACTIONS

Effective upon the completion of the Separation, the Company ceased to be a related party of the Former Parent Company.  Prior to the Separation, transactions with Former Parent Company were considered related party transactions, as discussed below.

Historically, the Company provided vessel management services to A&B for its bulk sugar vessel, the MV Moku Pahu, the income of which is included in ocean transportation.  Additionally, the Company expensed operating costs related to a lease for industrial warehouse space in Savannah, Georgia, that was leased from A&B.  The Company also recognized the cost for equipment and repair services to the vessel and other various services provided by A&B in operating costs.

There were no related party transactions entered into after the completion of the Separation on June 29, 2012.  Prior to the Separation, the related party transactions were as follows (in millions):

	Years Ended December 31,
	2012	2011
Vessel management services income	$2.0	$4.0
Lease expense to A&B	(2.1)	(4.4)
Equipment and repair services expense and other	(1.4)	(2.7)
Related party expense, net	$(1.5)	$(3.1)

Contributions to A&B totaled $155.7 million for the year ended December 31, 2012, which related to the Separation.  Contributions to the Former Parent Company for the proceeds from the issuance of capital stock of $21.7 million for the year ended December 31, 2012 have been included in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No contributions were made during the year ended December 31, 2013.  Contributions from the Former Parent Company of $25.0 million, for the year ended December 31, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for stock based compensation and are reflected in the Consolidated Financial Statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No distributions were made during the year ended December 31, 2013.

15.                               REPORTABLE SEGMENTS

Reportable segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  The Company’s chief operating decision maker is its Chief Executive Officer.

The Company consists of two segments, ocean transportation and logistics, which are further described in Note 1. Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

Reportable segment information for 2013, 2012, and 2011 is summarized below (in millions):

	Years Ended December 31,
	2013	2012	2011
Revenue:
Ocean transportation	$1,229.4	$1,189.8	$1,076.2
Logistics	407.8	370.2	386.4
Total revenue	$1,637.2	$1,560.0	$1,462.6
Operating Income:
Ocean transportation(1)	$94.3	$96.6	$73.7
Logistics	6.0	0.1	4.9
Total operating income	100.3	96.7	78.6
Interest expense, net	(14.4)	(11.7)	(7.7)
Income from continuing operations before income taxes	85.9	85.0	70.9
Income taxes	(32.2)	(33.0)	(25.1)
Income from continuing operations	53.7	52.0	45.8
Discontinued operations	—	(6.1)	(11.6)
Net income	$53.7	$45.9	$34.2

(1)         The ocean transportation segment includes $(2.0) million, $3.2 million, and $8.6 million of equity in (loss) income from its Terminal Joint Venture investment in SSAT for 2013, 2012, and 2011, respectively.

	As of December 31,
	2013	2012	2011
As of December 31:
Identifiable Assets:
Ocean transportation(2)	$1,168.6	$1,097.2	$1,083.9
Logistics	79.7	77.1	76.4
Other(3)	—	—	1,384.0
Total assets	$1,248.3	$1,174.3	$2,544.3
Capital Expenditures:
Ocean transportation	$33.8	$37.0	$44.2
Logistics	1.4	1.1	3.0
Total capital expenditures	$35.2	$38.1	$47.2
Depreciation and Amortization from Continuing Operations:
Ocean transportation	$66.4	$69.1	$68.4
Logistics	3.3	3.4	3.2
Total depreciation and amortization	$69.7	$72.5	$71.6

(2)         The ocean transportation segment includes $57.6 million, $59.6 million, and $56.5 million related to its investment in SSAT as of December 31, 2013, 2012, and 2011, respectively.

(3) Includes assets related to discontinued operations from A&B and CLX2 of $1.4 billion as of December 31, 2011.

16.           QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2013 and 2012 are listed below (in millions, except per-share amounts):

	Quarters During the Year Ended December 31, 2013
	Q1	Q2	Q3	Q4
Revenue:
Ocean transportation	$299.9	$310.0	$310.1	$309.4
Logistics	94.8	106.6	104.9	101.5
Total operating revenue	$394.7	$416.6	$415.0	$410.9
Operating Income:
Ocean transportation	$18.5	$34.3	$25.5	$16.0
Logistics	0.2	2.2	1.7	1.9
Total operating income	18.7	36.5	27.2	17.9
Interest Expense	(3.7)	(3.6)	(3.6)	(3.5)
Income From Continuing Operations before Income Taxes	15.0	32.9	23.6	14.4
Income tax expense	(5.9)	(12.8)	(6.4)	(7.1)
Income From Continuing Operations	9.1	20.1	17.2	7.3
Net Income (Loss) from Discontinued Operations Net of Income taxes (1)	—	—	—	—
Net Income	$9.1	$20.1	$17.2	$7.3

Income From Continuing Operations
Earnings Per Share:
Basic	$0.21	$0.47	$0.40	$0.17
Diluted	$0.21	$0.47	$0.40	$0.17

Net Income
Earnings Per Share:
Basic	$0.21	$0.47	$0.40	$0.17
Diluted	$0.21	$0.47	$0.40	$0.17

	Quarters During the Year Ended December 31, 2012
	Q1	Q2	Q3	Q4
Revenue:
Ocean transportation	$279.5	$299.5	$307.1	$303.7
Logistics	86.6	94.7	94.3	94.6
Total operating revenue	$366.1	$394.2	$401.4	$398.3
Operating Income (loss):
Ocean transportation	$5.8	$31.2	$32.9	$26.7
Logistics	0.3	1.3	1.3	(2.8)
Total operating income	6.1	32.5	34.2	23.9
Interest Expense	(2.0)	(1.9)	(4.0)	(3.8)
Income From Continuing Operations before Income Taxes	4.1	30.6	30.2	20.1
Income tax expense	(2.1)	(15.3)	(11.2)	(4.4)
Income From Continuing Operations	2.0	15.3	19.0	15.7
Net Income (Loss) from Discontinued Operations Net of Income taxes (1)	1.4	(7.5)	0.1	(0.1)
Net Income	$3.4	$7.8	$19.1	$15.6

Income From Continuing Operations
Earnings Per Share:
Basic	$0.05	$0.36	$0.45	$0.37
Diluted	$0.05	$0.36	$0.45	$0.37

Net Income
Earnings Per Share:
Basic	$0.08	$0.18	$0.45	$0.37
Diluted	$0.08	$0.18	$0.45	$0.36

(1)         See Note 3 for discussion on discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

Internal Control over Financial Reporting

See page 38, for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 39, for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 27, 2014, the Board of Directors of the Company approved amendments to the Matson, Inc. 2007 Incentive Compensation Plan, the Matson, Inc. Form of Restricted Stock Unit Award Agreement for Non-Employee Board Members, and the Matson, Inc. Form of Restricted Stock Unit Award Agreement for Non-Employee Board Members (Deferral Election) (collectively, the “Amended Agreements”).  The amendments to the Amended Agreements change all references to director retirement age in the Amended Agreements from 72 to 75, to conform to the Company’s Amended and Restated Bylaws, which were amended by the Board of Directors of the Company on November 6, 2013 to increase the retirement age of directors of the Company from 72 to 75.

Copies of the Amended Agreements are filed as Exhibits 10.13, 10.20 and 10.21 to this Annual Report on Form 10-K and are incorporated herein by reference.  The discussion in this Item of the Amended Agreements is qualified in its entirety by reference to such Exhibits.

On February 25, 2014, Kevin C. O’Rourke gave notice to the Company that he would retire from his position as Senior Vice President and Chief Legal Officer of the Company, effective February 28, 2014.  On February 28, 2014, MatNav and Mr. O’Rourke entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. O’Rourke will provide consulting services, including corporate, legislative and regulatory advice and transition assistance, through February 28, 2015.  Mr. O’Rourke will be paid $300 per hour charged against a quarterly retainer of $40,000.  The Consulting Agreement also provides for the reimbursement of Mr. O’Rourke’s out-of-pocket expenses incurred in connection with his performance of such consulting services.

Peter T. Heilmann, formerly MatNav’s Vice President and Deputy General Counsel, will become Senior Vice President, Chief Legal Officer and Secretary of the Company effective February 28, 2014.

The description in this Item of the Consulting Agreement is qualified in its entirety by the terms and conditions set forth in the Consulting Agreement, a copy of which is filed as Exhibit 10.61 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.            Directors

For information about the directors of Matson, see the section captioned “Election of Directors” in Matson’s proxy statement for the 2014 Annual Meeting of Shareholders (“Matson’s 2014 Proxy Statement”), which section is incorporated herein by reference.

B.            Executive Officers

For information about the executive officers of Matson, see the section captioned “Executive Officers” in Matson’s 2014 Proxy Statement, which section is incorporated herein by reference.

C.            Corporate Governance

For information about the Audit Committee of the Matson Board of Directors and compliance with Section 16 (a) of the Exchange Act, see the sections captioned “Board of Directors and Committees of Board” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in Matson’s 2014 Proxy Statement, which sections are incorporated herein by reference.

D.            Code of Ethics

For information about Matson’s Code of Ethics, see the subsection captioned “Code of Ethics” in Matson’s 2014 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsection titled “Security Ownership of Directors and Executive Officers” in Matson’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference.

The following table sets forth, as of December 31, 2013, certain information regarding Matson’s equity compensation plan:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,192,137	$21.24	6,358,456	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	1,192,137	$21.24	6,358,456

(1)         These securities are available for issuance under the Company’s 2007 incentive compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2014 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2014 Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A.            Financial Statements

The consolidated financial statements are set forth in Item 8 of Part II above.

B.            Financial Statement Schedules

All schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the consolidated financial statements or notes thereto.

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

3.2 Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3 Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended September 30, 2013).

4.                          Instruments defining rights of security holders, including indentures.

4.1 Rights Agreement, dated as of June 8, 2012, between Matson, Inc. (formerly known as Alexander & Baldwin Holdings, Inc.) and Computershare Shareowner Services LLC, as Rights Agent (including the Form of Rights Certificate as Exhibit A and the Form of Summary of Rights to Purchase Common Stock as Exhibit B) (incorporated by reference to Exhibit 4.1 of Matson’s Form 8-K dated June 13, 2012).

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

10.4  Second Amended and Restated Note Agreement among Matson Navigation Company, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 of Alexander & Baldwin, Inc.’s Form 8-K dated June 7, 2012).

10.5  Limited Consent — Amended and Restated Note Agreement between Matson Navigation Company and The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.6  Credit Agreement between Matson Navigation Company, Inc., First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.6 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.7  Amended and Restated Limited Liability Company Agreement of SSA Terminal LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.8  Parent Company Agreement, dated as of April 24, 2002, by and among SSA Pacific Terminals, Inc., formerly known as Stevedoring Services of America, Inc., SSA Ventures, Inc., Matson Navigation Company, Inc. and Matson Ventures, Inc. (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.9  Borrower Assignment, Assumption, and Release among Bank of America, N.A., Matson Navigation Company, Inc. and Matson, Inc., dated as of June 28, 2012 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.10 Company Assignment, Assumption and Release Agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, The Prudential Life Insurance Company, Ltd., Gibraltar Life Insurance Co. Ltd., Prudential Annuities Life Assurance Corporation and Prudential Arizona Reinsurance Universal Company, Matson Navigation Company, Inc. and Matson, Inc. dated June 29, 2012 (incorporated by reference to Exhibit 10.4 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.11  Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxvi) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2004).

10.12  Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxx) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2007).

10.13  Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective February 27, 2014.

10.14  Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S-8 dated October 26, 2012).

10.15  Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 of Matson’s Form S-8 dated October 26, 2012).

10.16  Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 of Matson’s Form S-8 dated October 26, 2012).

10.17  Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 of Matson’s Form S-8 dated October 26, 2012).

10.18  Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 of Matson’s Form S-8 dated October 26, 2012).

10.19  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 of Matson’s Form S-8 dated October 26, 2012).

10.20  Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.21  Form of Restricted Stock Unit Agreement for Non-Employee Directors (Deferral Election).

10.22  Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.23  Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.24  Form of Anti-Dilution Adjustment Amendment to 2012 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.12 of Matson’s Form S-8 dated October 26, 2012).

10.25  Matson, Inc. 1998 Stock Option/Stock Incentive Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan) (incorporated by reference to Exhibit 99.1 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.26  Matson, Inc. 1998 Non-Employee Director Stock Option Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan) (incorporated by reference to Exhibit 99.2 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.27  Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.3 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.28  Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.29  Special Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.5 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30  Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.31  Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.32  Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(xlvi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.33  Amendment No. 1 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(xlvii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.34  Amendment No. 2 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(xlviii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.35  Amendment No. 3 to the Matson, Inc. Excess Benefits Plan (formerly known as the Alexander & Baldwin, Inc. Excess Benefits Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(xlix) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.36  Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.b.1.(l) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.37  Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective February 27, 2008 (incorporated by reference to Exhibit 10.b.1.(li) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.38  Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(lii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.39  Amendment No. 1 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of December 31, 2011 (incorporated by reference to Exhibit 10.b.1.(liii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.40  Amendment No. 2 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(liv) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.41  Matson, Inc. Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.44 of Matson’s Form 10-K for the year ended December 31, 2012).

10.42  Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.43  Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.46 of Matson’s Form 10-K for the year ended December 31, 2012).

10.44  Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.45  Matson, Inc. One-Year Performance Improvement Incentive Plan (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2012).

10.46  Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.47  Matson, Inc. Three-Year Performance Improvement Incentive Plan (formerly known as the Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan), as restated effective October 22, 1992 (incorporated by reference to Exhibit 10.b.1.(lxxi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.48  Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.49  Matson, Inc. Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), as restated effective April 28, 1988 (incorporated by reference to Exhibit 10.b.1.(lxxiv) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.50  Amendment No. 1 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), effective December 11, 1997 (incorporated by reference to Exhibit 10.b.1.(lxxv) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.51  Amendment No. 2 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated June 25, 1998 (incorporated by reference to Exhibit 10.b.1.(lxxvi) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.52  Amendment No. 3 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated December 8, 2004 (incorporated by reference to Exhibit 10.b.1.(lxxvii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.53  Amendment No. 4 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated December 13, 2007 (incorporated by reference to Exhibit 10.b.1.(lxxvii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.54  Agreement and Plan of Merger, dated as of February 13, 2012, by and among Alexander & Baldwin, Inc., Alexander & Baldwin Holdings, Inc. and A&B Merger Corporation (incorporated by reference to Exhibit 2.1 of Alexander & Baldwin, Inc.’s Form 8-K dated February 13, 2012).

10.55  Separation and Distribution Agreement, dated as of June 8, 2012, by and between Alexander & Baldwin Holdings, Inc. and A&B II, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated June 8, 2012).

10.56 Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission).

10.57  Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission).

10.58  Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013.

10.59  Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

10.60  Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto.

10.61 Form of Consulting Agreement by and between Matson Navigation Company, Inc., and Kevin C. O’Rourke.

10.62  Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.63  Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10-2 of Matson’s Form 8-K dated January 29, 2013).

21.  Matson, Inc. Subsidiaries as of February 1, 2014.

23.  Consent of Deloitte & Touche, LLP dated February 28, 2014.

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

MATSON, INC.
(Registrant)

Date: February 28, 2014	/s/ Matthew J. Cox
Matthew J. Cox
President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	President, Chief Executive Officer and Director	February 28, 2014
Matthew J. Cox

/s/ Walter A. Dods, Jr.	Chairman of the Board and Director	February 28, 2014
Walter A. Dods, Jr.

/s/ W. Blake Baird	Director	February 28, 2014
W. Blake Baird

/s/ Michael J. Chun	Director	February 28, 2014
Michael J. Chun

/s/ Tomas B. Fargo	Director	February 28, 2014
Thomas B. Fargo

/s/ Constance H. Lau	Director	February 28, 2014
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 28, 2014
Jeffrey N. Watanabe

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 28, 2014
Joel M. Wine

/s/ Dale B. Hendler	Vice President and Controller, (principal accounting officer)	February 28, 2014
Dale B. Hendler