Form 10-Q
period 2014-03-31
Matson, Inc.
filed 2014-05-07
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of common stock outstanding as of March 31, 2014: 42,968,560

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three-Months Ended
	March 31,
	2014	2013
Operating Revenue:
Ocean transportation	$294.6	$299.9
Logistics	97.9	94.8
Total operating revenue	392.5	394.7

Costs and Expenses:
Operating costs	347.8	342.8
Equity in income from terminal joint venture	(0.2)	(0.2)
Selling, general and administrative	35.0	33.4
Total costs and expenses	382.6	376.0

Operating Income	9.9	18.7

Interest expense	(4.1)	(3.7)
Income before income taxes	5.8	15.0
Income tax expense	(2.4)	(5.9)
Net Income	$3.4	$9.1

Other Comprehensive Income (Loss), Net of Income Taxes:

Net Income	$3.4	$9.1
Other Comprehensive Income (Loss):
Amortization of prior service cost included in net periodic pension cost	(0.3)	(0.3)
Amortization of net loss included in net periodic pension cost	0.7	1.4
Foreign currency translation adjustment	(0.1)	0.2
Total Other Comprehensive Income	0.3	1.3
Comprehensive Income	$3.7	$10.4

Basic Earnings Per Share:	$0.08	$0.21
Diluted Earnings Per Share:	$0.08	$0.21

Weighted Average Number of Shares Outstanding:
Basic	42.9	42.6
Diluted	43.3	43.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$229.7	$114.5
Accounts receivable, net	177.9	182.3
Deferred income taxes	9.1	9.1
Prepaid expenses and other assets	40.5	43.0
Total current assets	457.2	348.9
Investment in terminal joint venture	57.8	57.6
Property and equipment, net	722.9	735.4
Goodwill and intangible assets, net	31.0	31.2
Other long-term assets	75.4	75.2
Total assets	$1,344.3	$1,248.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12.5	$12.5
Accounts payable	124.5	124.0
Payroll and vacation benefits	16.5	16.9
Self-insured liabilities	15.4	15.1
Accrued and other liabilities	30.4	32.1
Total current liabilities	199.3	200.6
Long-term Liabilities:
Long-term debt	371.1	273.6
Deferred income taxes	327.0	326.1
Employee benefit plans	74.3	74.4
Self-insured claims and other liabilities	36.7	35.4
Total long-term liabilities	809.1	709.5

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Capital stock	32.1	32.1
Additional paid in capital	262.8	261.9
Accumulated other comprehensive loss	(23.2)	(23.5)
Retained earnings	64.2	67.7
Total shareholders’ equity	335.9	338.2
Total liabilities and shareholders’ equity	$1,344.3	$1,248.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Three-Months Ended
	March 31,
	2014	2013
Cash Flows Provided by Operating Activities:
Net income	$3.4	$9.1
Reconciling adjustments:
Depreciation and amortization	17.5	17.5
Deferred income taxes	0.7	(3.5)
Gain on disposal of property	(0.2)	(0.1)
Post-retirement expense	(0.3)	0.5
Share-based compensation expense	1.8	1.3
Equity in income from terminal joint venture	(0.2)	(0.2)
Tax benefit from equity issuance	0.1
Changes in assets and liabilities:
Accounts receivable	4.4	7.3
Deferred dry-docking payments	(7.3)	(1.2)
Deferred dry-docking amortization	5.3	5.4
Prepaid expenses and other assets	0.8	4.2
Accounts payable and accrued liabilities	4.7	(1.9)
Other liabilities	(0.6)	(3.4)
Net cash provided by operating activities	30.1	35.0

Cash Flows Used in Investing Activities:
Capital expenditures	(4.9)	(6.3)
Proceeds from disposal of property and equipment	0.4	1.0
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Payments for acquisitions	—	(9.6)
Net cash used in investing activities	(4.5)	(14.9)

Cash Flows Used in Financing Activities:
Proceeds from issuance of debt	100.0	21.0
Repayments of debt	(2.5)	(42.5)
Proceeds from issuance of capital stock	0.7	0.4
Tax withholding related to net share settlements of restricted stock units	(1.7)	(1.4)
Dividends paid	(6.9)	(6.5)
Net cash provided by (used in) financing activities	89.6	(29.0)

Net Increase (Decrease) in Cash and Cash Equivalents	115.2	(8.9)

Cash and cash equivalents, beginning of the year	114.5	19.9
Cash and cash equivalents, end of the year	$229.7	$11.0

Supplemental Cash Flow Information:
Interest paid	$1.9	$2.1
Income tax refund	$(0.9)	$—

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$1.3	$2.0
Capital lease obligations	$—	$2.9

See Notes to Condensed Consolidated Financial Statements.

1.                                      DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.

Ocean Transportation:  Matson’s ocean transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc. Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the island economies of Hawaii, Guam, Micronesia, and various islands in the South Pacific. MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, a subsidiary of MatNav provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the islands of Oahu, Hawaii, Maui and Kauai.

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

Logistics:  The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project work, less-than-truckload services, and expedited freight services (collectively “Highway”); and warehousing and distribution services.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The condensed consolidated financial statements are unaudited. Due to the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year.  These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods; they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Fiscal Period:  The period end for Matson, Inc. is March 31. The period end for MatNav occurred on the last Friday in March, except for Matson Logistics Warehousing for which the period closed on March 31.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

3.                          DEBT

At March 31, 2014 and December 31, 2013, the Company’s debt consisted of the following (in millions):

	March 31,	December 31,
	2014	2013
Term Loans:
5.79%, payable through 2020	$45.5	$45.5
3.66%, payable through 2023	77.5	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
Title XI Bonds:
5.34%, payable through 2028	31.9	33.0
5.27%, payable through 2029	34.1	35.2
Term Notes:
4.35%, payable through 2044	100.0	—
Capital leases	2.1	2.4
Total debt	383.6	286.1
Less current portion	(12.5)	(12.5)
Total long-term debt	$371.1	$273.6

In January 2014, the Company issued $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35%, payable semi-annually.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to mature in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

4.                          PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post retirement plans (collectively, the “Plans”). The following table provides the components of net periodic benefit cost for the Plans for the three-months ended March 31, 2014 and 2013 (in millions):

	Pension Benefits		Post-retirement Benefits
	March 31,		March 31,
	2014	2013	2014	2013
Service cost	$0.8	$0.7	$0.3	$0.3
Interest cost	2.4	2.1	0.6	0.5
Expected return on plan assets	(3.5)	(2.7)	—	—
Amortization of net loss	0.8	2.0	0.1	0.2
Amortization of prior service cost	(0.6)	(0.6)	—	—
Net periodic benefit cost	$(0.1)	$1.5	$1.0	$1.0

In 2014, the Company expects to pay total cash contributions to its defined benefit pension plans of approximately $6.6 million, all of which has yet to be contributed as of March 31, 2014.

5.                          SHARE-BASED COMPENSATION

During the three-months ended March 31, 2014, the Company granted approximately 324,000 time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $23.57.  The number of performance shares awarded represents the maximum that can be earned, and will ultimately depend on the Company’s performance.

Total stock-based compensation cost recognized in the condensed consolidated financial statements of operations as a component of selling, general and administrative costs was $1.8 million and $1.3 million for the three-months ended March 31, 2014 and 2013, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.4 million at March 31, 2014, and is expected to be recognized over a weighted-average period of 2.0 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

6.                          CONTINGENCIES

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, the Company has received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX).

As of May 7, 2014, the Company has resolved all third-party claims that have been received.  However, government agencies have not: (i) initiated any lawsuits; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters:  On June 10, 2013, the Company was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against the Company and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods for the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  The Company filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied the Company’s motion.  Discovery has now commenced and a jury trial is scheduled to begin on October 7, 2014.  On February 14, 2014, Matson and the plaintiff engaged in non-binding mediation.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  The settlement is contingent upon approval of the United States government, and the dismissal of the case with prejudice by the District Court.  The amount of the settlement was included in accrued and other liabilities in the consolidated balance sheets at March 31, 2014 and December 31, 2013.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

7.                          EARNINGS PER SHARE (“EPS”)

The number of shares used to compute basic and diluted earnings per share for the three-months ended March 31, 2014 and 2013, is as follows (in millions, except per share data):

	Three-Months Ended March 31, 2014			Three-Months Ended March 31, 2013
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$3.4	42.9	$0.08	$9.1	42.6	$0.21
Effect of dilutive restricted stock units and stock options		0.4	—		0.4	—
Diluted:	$3.4	43.3	$0.08	$9.1	43.0	$0.21

Basic earnings per share (“EPS”) are determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.2 million shares of common stock during both three-month periods ended March 31, 2014 and 2013.  These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

8.                          FAIR VALUE MEASUREMENTS

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

The Company uses Level 1 inputs for the fair values of its cash equivalents and Level 2 inputs for its long-term debt.  The fair values of cash and cash equivalents, receivables and short-term borrowings approximate their carrying values due to the short-term nature of the instruments.  The fair value of the Company’s debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are as follows (in millions):

	Carrying Value at March 31, 2014	Fair Value Measurements at March 31, 2014
			Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable
(in millions)	Total	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Cash & cash equivalents	$229.7	$229.7	$229.7	$—	$—
Accounts and notes receivable	177.9	177.9	—	177.9	—
Fixed rate debt	383.6	395.5	—	395.5	—

	Carrying Value at December 31, 2013	Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets	Significant Observable Inputs	Significant Unobservable
(in millions)	Total	Total	(Level 1)	(Level 2)	Inputs (Level 3)
Cash & cash equivalents	$114.5	$114.5	$114.5	$—	$—
Accounts and notes receivable	182.3	182.3	—	182.3	—
Fixed rate debt	286.1	292.7	—	292.7	—

9.                          REPORTABLE SEGMENTS

The Company consists of two segments, ocean transportation and logistics, which are further described in Note 1. Reportable segments are measured based on operating income, exclusive of interest expense and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.

Segment results for the three-months ended March 31, 2014 and 2013 were as follows (in millions):

	Three-Months Ended
	March 31,
	2014	2013
Revenue:
Ocean transportation	$294.6	$299.9
Logistics	97.9	94.8
Total revenue	$392.5	$394.7
Operating Income:
Ocean transportation	$9.4	$18.5
Logistics	0.5	0.2
Total operating income	9.9	18.7
Interest expense, net	(4.1)	(3.7)
Income before income taxes	5.8	15.0
Income taxes	(2.4)	(5.9)
Net income	$3.4	$9.1

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements made in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Security Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company.

This report, and other statements that the Company may make, may contain forward-looking statements with respect to the Company’s future financial or business performance, strategies or expectations.  Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission on February 28, 2014.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013, and the Company’s reports filed on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation:  The Company believes that the Hawaii economy is in a multi-year recovery and anticipates modest market growth in the trade in 2014.  However, a competitor is expected to launch new containership capacity into the trade in the fourth quarter of 2014, which would impact the Company’s container volume.  In the China trade, overcapacity is expected to continue at least through 2014, with vessel deliveries outpacing demand growth.  However, the Company expects to maintain its volume and average freight rates with high utilization levels, as its expedited service continues to realize a premium to market rates.  In Guam, muted growth is expected and the Company envisions its volume to be modestly better than 2013, assuming no new competitors enter the market.

For the full year 2014, Ocean Transportation operating income is expected to be near or slightly above levels achieved in 2013, which was $104.3 million (exclusive of a $9.95 million Litigation Charge).  This outlook additionally excludes any future impact from the September 2013 molasses incident.

Logistics:   The Company expects 2014 operating income to modestly exceed the 2013 level of $6.0 million, driven by continued volume growth, expense control and improvements in warehouse operations.

Interest Expense: The Company expects its interest expense in 2014 to increase over the 2013 amount by approximately $3.5 million due primarily to the Notes financing transaction that closed on January 28, 2014.

Income Tax Expense: The Company expects its 2014 effective tax rate to be approximately 38.5 percent.

Other:  The Company expects maintenance capital expenditures for 2014 to be approximately $40.0 million.  Additionally, while the Company does not have any scheduled contract payments in 2014 related to its two vessels under construction, it does expect to make additional contributions to its Capital Construction Fund (“CCF”).  These deposits could be significant and will have the effect of deferring a portion of the Company’s current cash tax liabilities.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three- months ended March 31, 2014 compared with 2013:

	Three-Months Ended March 31,
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$392.5	$394.7	(0.6)%
Operating costs and expenses	382.6	376.0	1.8%
Operating income	9.9	18.7	(47.1)%
Interest expense	(4.1)	(3.7)	10.8%
Income before income taxes	5.8	15.0	(61.3)%
Income tax expense	(2.4)	(5.9)	(59.3)%
Net income	$3.4	$9.1	(62.6)%

Basic earnings per share	$0.08	$0.21	(61.9)%
Diluted earnings per share	$0.08	$0.21	(61.9)%

Consolidated operating revenue for the first quarter 2014 decreased $2.2 million, or 0.6 percent, compared to the first quarter 2013.  This decrease was due to $5.3 million in lower revenue for ocean transportation and $3.1 million in higher revenue from logistics services.

Operating costs and expenses for the first quarter 2014 increased $6.6 million, or 1.8 percent, compared to the first quarter 2013.  The increase was due to a $3.8 million increase in operating costs for the ocean transportation and a $2.8 million increase in operating costs for the logistics segment.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating.

Interest expense increased $0.4 million to $4.1 million for the first quarter of 2014 compared to $3.7 million for the first quarter 2013. The increase was due to increased borrowings in the first quarter 2014 compared to the first quarter 2013.

Income tax expense was $2.4 million or 41.4% of net income for the first quarter of 2014, compared to $5.9 million or 39.3% of net income for the first quarter 2013.  The increase in the income tax rate was due to the impact of uncertainties in income tax liabilities that increased the tax rate in the first quarter 2014.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results:  Three-months ended March 31, 2014 compared with 2013:

	Three-Months Ended March 31,
(dollars in millions)	2014	2013	Change
Ocean transportation revenue	$294.6	$299.9	(1.8)%
Operating costs and expenses	285.2	281.4	1.4%
Operating income	$9.4	$18.5	(49.2)%
Operating income margin	3.2%	6.2%

Volume (Units) (1)
Hawaii containers	33,300	34,300	(2.9)%
Hawaii automobiles	23,200	23,000	0.9%
China containers	13,700	14,200	(3.5)%
Guam containers	6,000	5,800	3.4%
Micronesia/South Pacific Containers	3,200	2,400	33.3%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue decreased $5.3 million, or 1.8 percent, during the first quarter 2014 compared with the first quarter 2013.  The year over year decrease was due primarily to lower fuel surcharge revenue, lower container volume in Hawaii and lower China freight rates; partially offset by freight rate increases and cargo mix improvements in Hawaii and increased volume in the Company’s Micronesia/South Pacific trade.

On a year over year basis, Hawaii container volume decreased 2.9 percent due primarily to lower eastbound freight; China volume decreased 3.5 percent, as a result of an additional sailing during the first quarter 2013; Guam volume increased 3.4 percent due to the timing of select shipments and Micronesia/South Pacific volume increased 33.3 percent reflecting a full quarter of operations.

Ocean transportation operating income decreased $9.1 million, or 49.2 percent, during the first quarter 2014 compared with the first quarter 2013. The decrease can be attributed primarily to the timing of fuel surcharge collections. Other factors include lower Hawaii volume and lower China freight rates.  In addition, the Company incurred $1.0 million in legal expenses related to the molasses released into Honolulu Harbor in September 2013.  Partially offsetting these decreases to operating income were freight rate increases and cargo mix improvements in Hawaii and lower outside transportation costs.

The Company’s SSAT terminal joint venture investment contributed $0.2 million during the first quarter 2014, similar to a $0.2 million contribution in the first quarter 2013.

Logistics Operating Results:  Three-months ended March 31, 2014 compared with 2013:

	Three-Months Ended March 31,
(dollars in millions)	2014	2013	Change
Intermodal revenue	$54.6	$56.8	(3.9)%
Highway revenue	43.3	38.0	13.9%
Total Logistics Revenue	97.9	94.8	3.3%
Operating costs and expenses	97.4	94.6	3.0%
Operating income	$0.5	$0.2
Operating income margin	0.5%	0.2%

Logistics revenue increased $3.1 million, or 3.3 percent, during the first quarter 2014 compared with the first quarter 2013. This increase was primarily the result of higher highway and international intermodal volume; partially offset by lower domestic intermodal volume attributable to severe weather conditions experienced during the first quarter 2014.

Logistics operating income increased by $0.3 million, during the first quarter 2014 compared with the first quarter 2013, primarily due to warehouse operating improvements, increased highway volume, and lower general and administrative expenses; partially offset by the impact of severe weather during first quarter 2014.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:

Cash flows provided by operating activities totaled $30.1 million for the first quarter 2014, compared with $35.0 million for the first quarter 2013.  The decrease in cash flows provided by operating activities was primarily due an increase in deferred dry-docking payments and a decrease in net income, partially offset by the benefit from the change in deferred income taxes and the net changes in current assets and current liabilities.

Cash flows used in investing activities totaled $4.5 million for the first quarter 2014, compared with $14.9 million for the first quarter 2013.  The decrease in cash flows used in investing activities was primarily due to a decrease in payments for acquisitions and a reduction in capital expenditures during the first quarter 2014, compared to the first quarter 2013.  Capital expenditures were $4.9 million for the first quarter 2014, compared to $6.3 million for the first quarter 2013, and primarily related to the ocean transportation segment.

Cash flows provided by financing activities totaled $89.6 million for the first quarter 2014, compared to cash flows used in financing activities of $29.0 million for the first quarter 2013.  The change was primarily due to increased proceeds from issuance of long-term debt net of repayments, of $97.5 million for the first quarter of 2014, compared to cash outflows of $21.5 million for repayments of long-term debt, net of proceeds received for the first quarter 2013.

Other Sources of Liquidity:

Additional sources of liquidity totaled $407.6 million at March 31, 2014, consisting of cash and cash equivalents, and accounts receivables, an increase of $110.8 million compared to December 31, 2013.  The increase was due primarily to a $115.2 million increase in cash and cash equivalents, partially offset by a decrease in accounts receivable of $4.4 million. The Company had working capital of $257.9 million at March 31, 2014, compared to $148.3 million at December 31, 2013.

In January 2014, the Company issued $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35%, payable semi-annually.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to mature in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

Total debt was $383.6 million as of March 31, 2014, compared with $286.1 million at December 31, 2013.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations and commitments that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  The Company does not have any off-balance sheet arrangements.

A description of contingencies at March 31, 2014, is included in Note 6 to the condensed consolidated financial statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

OTHER MATTERS

The Company’s first quarter dividend of $0.16, per share to shareholders was declared on January 30, 2014, to shareholders of record on February 13, 2014, and was paid on March 6, 2014.  The Company’s second quarter dividend of $0.16 per share to shareholders was declared on April 24, 2014, to shareholders of record on May 8, 2014, and will be paid on June 5, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2013 Annual Report filed on Form 10-K for the year ended December 31, 2013, except for the inclusion of the $100 million 30-year senior unsecured notes issued in January 2014, in the table below.

The following table summarizes the Company’s debt obligations at March 31, 2014, presenting principal cash flows and related interest rates by the expected fiscal year of repayment:

	Expected Fiscal Year of Repayment as of March 31, 2014 (dollars in millions)
	2014	2015	2016	2017	2018	Thereafter	Total
Fixed rate	$12.5	$21.5	$20.5	$28.2	$28.2	$272.7	$383.6
Average interest rate	4.5%	4.5%	4.5%	4.5%	4.5%	4.9%	4.8%
Variable rate	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the release.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, the Company has received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX).

As of May 7, 2014, the Company has resolved all third-party claims that have been received.  However, government agencies have not: (i) initiated any lawsuits; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — 31, 2014	—	—	—	—
February 1 — 28, 2014	—	—	—	—
March 1 — 31, 2014	—	—	—	—

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

MATSON, INC.
(Registrant)

Date: May 7, 2014	/s/ Joel. M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 7, 2014	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)