Form 10-Q
period 2014-06-30
Matson, Inc.
filed 2014-07-31
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of common stock outstanding as of June 30, 2014: 42,995,204

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2014	2013	2014	2013
Operating Revenue:
Ocean transportation	$321.1	$310.0	$615.7	$609.9
Logistics	115.3	106.6	213.2	201.4
Total operating revenue	436.4	416.6	828.9	811.3

Costs and Expenses:
Operating costs	366.9	344.9	714.7	687.7
Equity in (income) loss of terminal joint venture	(2.1)	0.8	(2.3)	0.6
Selling, general and administrative	35.9	34.4	70.9	67.8
Total costs and expenses	400.7	380.1	783.3	756.1

Operating Income	35.7	36.5	45.6	55.2

Interest expense	(4.5)	(3.6)	(8.6)	(7.3)
Income before income taxes	31.2	32.9	37.0	47.9
Income tax expense	(13.1)	(12.8)	(15.5)	(18.7)
Net Income	$18.1	$20.1	$21.5	$29.2

Other Comprehensive Income (Loss), Net of Income Taxes:

Net Income	$18.1	$20.1	$21.5	$29.2
Other Comprehensive Income (Loss):
Net loss and prior service cost	—	(0.8)	—	(0.8)
Amortization of prior service cost included in net periodic pension cost	(0.2)	(0.4)	(0.5)	(0.7)
Amortization of net loss included in net periodic pension cost	0.7	0.9	1.4	2.3
Foreign currency translation adjustment	—	(0.4)	(0.1)	(0.2)
Total Other Comprehensive Income (Loss)	0.5	(0.7)	0.8	0.6
Comprehensive Income	$18.6	$19.4	$22.3	$29.8

Basic Earnings Per Share:	$0.42	$0.47	$0.50	$0.68
Diluted Earnings Per Share:	$0.42	$0.47	$0.50	$0.68

Weighted Average Number of Shares Outstanding:
Basic	43.0	42.7	43.0	42.7
Diluted	43.2	43.0	43.2	43.0

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$223.7	$114.5
Accounts receivable, net	196.7	182.3
Deferred income taxes	9.0	9.1
Prepaid expenses and other assets	48.8	43.0
Total current assets	478.2	348.9
Investment in terminal joint venture	60.1	57.6
Property and equipment, net	721.4	735.4
Goodwill and intangible assets, net	30.8	31.2
Other long-term assets	74.1	75.2
Total assets	$1,364.6	$1,248.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17.1	$12.5
Accounts payable	127.6	124.0
Payroll and vacation benefits	17.3	16.9
Self-insured liabilities	20.8	15.1
Accrued and other liabilities	38.9	32.1
Total current liabilities	221.7	200.6
Long-term Liabilities:
Long-term debt	362.8	273.6
Deferred income taxes	330.1	326.1
Employee benefit plans	72.6	74.4
Self-insured claims and other liabilities	35.4	35.4
Total long-term liabilities	800.9	709.5

Commitments and Contingencies (Note 6)

Shareholders’ Equity:
Capital stock	32.1	32.1
Additional paid in capital	264.8	261.9
Accumulated other comprehensive loss	(22.7)	(23.5)
Retained earnings	67.8	67.7
Total shareholders’ equity	342.0	338.2
Total liabilities and shareholders’ equity	$1,364.6	$1,248.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Six-Months Ended
	June 30
	2014	2013
Cash Flows Provided by Operating Activities:
Net income	$21.5	$29.2
Reconciling adjustments:
Depreciation and amortization	35.2	35.0
Deferred income taxes	3.6	(10.1)
Share-based compensation expense	3.7	2.8
Equity in (income) loss from terminal joint venture	(2.3)	0.6
Other	(1.5)	0.9
Changes in assets and liabilities:
Accounts receivable	(14.4)	(4.8)
Deferred dry-docking payments	(11.8)	(6.0)
Deferred dry-docking amortization	10.6	11.2
Prepaid expenses and other assets	(7.0)	5.2
Accounts payable and accrued liabilities	7.0	17.3
Other liabilities	4.6	(1.8)
Net cash provided by operating activities	49.2	79.5

Cash Flows Used in Investing Activities:
Capital expenditures	(20.2)	(9.8)
Proceeds from disposal of property and equipment	1.2	2.9
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Payments for acquisitions	—	(9.6)
Net cash used in investing activities	(19.0)	(16.5)

Cash Flows Used in Financing Activities:
Proceeds from issuance of debt	100.0	21.0
Repayments of debt	(6.2)	(51.2)
Proceeds from issuance of capital stock	0.8	0.8
Tax withholding related to net share settlements of restricted stock units	(1.7)	(1.4)
Dividends paid	(13.9)	(13.0)
Net cash provided by (used in) financing activities	79.0	(43.8)

Net Increase in Cash and Cash Equivalents	109.2	19.2

Cash and cash equivalents, beginning of the period	114.5	19.9
Cash and cash equivalents, end of the period	$223.7	$39.1

Supplemental Cash Flow Information:
Interest paid	$6.6	$7.0
Income tax paid	$12.7	$8.9

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.1	$2.7
Capital lease obligations	$—	$2.9
Accrued dividend	$7.4	$6.9

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

The Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc. (the “Terminal Joint Venture”).  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the Pacific Coast of the United States of America (“U.S.”), including to MatNav at several of those facilities.  Matson records its share of income (loss) in the joint venture in operating expenses within the ocean transportation segment due to the nature of SSAT’s operations.

Logistics:  The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Highway”); and warehousing and distribution services.

2.             SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The condensed consolidated financial statements are unaudited. Due to the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year.  These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and  do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

Fiscal Period:  The period end for Matson, Inc. is June 30. The period end for MatNav occurred on the last Friday in June, except for Matson Logistics Warehousing for which the period closed on June 30.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

3.         DEBT

At June 30, 2014 and December 31, 2013, the Company’s debt consisted of the following (in millions):

	June 30,	December 31,
	2014	2013
Term Loans:
5.79%, payable through 2020	$42.0	$45.5
3.66%, payable through 2023	77.5	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
Title XI Bonds:
5.34%, payable through 2028	31.9	33.0
5.27%, payable through 2029	34.1	35.2
Term Notes:
4.35%, payable through 2044	100.0	—
Capital leases	1.9	2.4
Total debt	379.9	286.1
Less current portion	(17.1)	(12.5)
Total long-term debt	$362.8	$273.6

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

4.         PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post retirement plans (collectively, the “Plans”). The following table provides the components of net periodic benefit cost for the Plans for the six-month periods ended June 30, 2014 and 2013 (in millions):

	Pension Benefits		Post-retirement Benefits
	June 30		June 30
	2014	2013	2014	2013
Service cost	$1.7	$1.4	$0.5	$0.5
Interest cost	4.7	4.3	1.3	1.1
Expected return on plan assets	(7.0)	(5.9)	—	—
Amortization of net loss	1.5	3.4	0.3	0.2
Amortization of prior service cost	(1.2)	(1.1)	—	—
Net periodic benefit cost	$(0.3)	$2.1	$2.1	$1.8

In 2014, the Company expects to pay total cash contributions to its defined benefit pension plans of approximately $6.5 million, of which only $1.7 million has been contributed as of June 30, 2014.

5.         SHARE-BASED COMPENSATION

During the three and six-month periods ended June 30, 2014, the Company granted 26,227 and 349,993 time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $24.82 and $23.59, respectively.  The number of performance shares awarded represents the maximum that can be earned, and will ultimately depend on the Company’s performance.

Total stock-based compensation cost recognized in the condensed consolidated financial statements of operations as a component of selling, general and administrative costs was $1.9 million and $1.5 million for the three-month periods ended June 30, 2014 and 2013, and $3.7 million and $2.8 million for the six-month periods ended June 30, 2014 and 2013, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $12.7 million at June 30, 2014, and is expected to be recognized over a weighted-average period of 2.0 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

6.         CONTINGENCIES

Employee Matters: The Company and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements, which cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014.    The Company also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014.  Although PMA’s and Matson’s collective bargaining agreements have expired, Matson and SSAT workers subject to these collective bargaining agreements are currently performing their work activities while contract negotiations continue.  Matson expects that new agreements will be reached without significant disruption to its or SSAT’s operations; however, no assurance can be given that a disruption will not occur, and if a significant disruption were to occur, this would have a material impact on the Company’s financial position, results of operations, or cash flows.

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX). The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

As of July 31, 2014, the Company has resolved all material third-party claims that have been received.  However, government agencies have not: (i) initiated any lawsuits; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters:  On June 10, 2013, the Company was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against the Company and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods for the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  The Company filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied the Company’s motion.  Discovery commenced and a jury trial was scheduled to begin on October 7, 2014.  On February 14, 2014, Matson and the plaintiff engaged in non-binding mediation.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  On July 17, 2014, the settlement was approved by the United States Government, and the Company paid the settlement amount. On July 22, 2014, the case was dismissed with prejudice by the District Court.  The amount of the settlement was included in accrued and other liabilities in the consolidated balance sheets at June 30, 2014 and December 31, 2013.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

7.         EARNINGS PER SHARE (“EPS”)

The number of shares used to compute basic and diluted earnings per share for the three and six-month periods ended June 30, 2014 and 2013, is as follows (in millions, except per share data):

	Three-Months Ended June 30, 2014			Three-Months Ended June 30, 2013
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$18.1	43.0	$0.42	$20.1	42.7	$0.47
Effect of dilutive restricted stock units and stock options		0.2	—		0.3	—
Diluted:	$18.1	43.2	$0.42	$20.1	43.0	$0.47

	Six-Months Ended June 30, 2014			Six-Months Ended June 30, 2013
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$21.5	43.0	$0.50	$29.2	42.7	$0.68
Effect of dilutive restricted stock units and stock options		0.2	—		0.3	—
Diluted:	$21.5	43.2	$0.50	$29.2	43.0	$0.68

Basic earnings per share (“EPS”) are determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted average dilutive shares outstanding excludes non-qualified stock options to purchase shares of common stock because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are as follows (in millions):

	Carrying Value at June 30, 2014	Fair Value Measurements at June 30, 2014
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$223.7	$223.7	$223.7	$—	$—
Accounts and notes receivable	196.7	196.7	—	196.7	—
Fixed rate debt	379.9	398.8	—	398.8	—

	Carrying Value at December 31, 2013	Fair Value Measurements at December 31, 2013
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash & cash equivalents	$114.5	$114.5	$114.5	$—	$—
Accounts and notes receivable	182.3	182.3	—	182.3	—
Fixed rate debt	286.1	292.7	—	292.7	—

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

Segment results for the three and six-month periods ended June 30, 2014 and 2013 were as follows (in millions):

	Three-Months Ended		Six-Months Ended
	June 30		June 30
	2014	2013	2014	2013
Revenue:
Ocean transportation	$321.1	$310.0	$615.7	$609.9
Logistics	115.3	106.6	213.2	201.4
Total revenue	$436.4	$416.6	$828.9	$811.3
Operating Income:
Ocean transportation	$32.8	$34.3	$42.2	$52.8
Logistics	2.9	2.2	3.4	2.4
Total operating income	35.7	36.5	45.6	55.2
Interest expense, net	(4.5)	(3.6)	(8.6)	(7.3)
Income before income taxes	31.2	32.9	37.0	47.9
Income taxes	(13.1)	(12.8)	(15.5)	(18.7)
Net income	$18.1	$20.1	$21.5	$29.2

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

BUSINESS OUTLOOK

Ocean Transportation: In the second quarter 2014, market growth returned to the Hawaii trade; however, the Company experienced modest competitive losses in eastbound backhaul freight and Pacific Northwest originated commodity freight. For the second half 2014, the Company expects growth in the Hawaii trade to continue, with its Hawaii volume expected to be flat to slightly up compared to the second half of 2013.  A competitor is expected to launch new containership capacity into the Hawaii trade late in 2014 and therefore is not expected to have any material impact on the Company’s volume for the remainder of the year.  In the China trade, overcapacity is expected to continue, with vessel deliveries outpacing demand growth.  However, the Company expects to maintain its volume and average freight rates with high vessel utilization levels, as its expedited service continues to realize a premium to market rates. In Guam, muted growth is expected and the Company envisions its volume to be modestly better than 2013, assuming no new competitors enter the market.

In the second half 2014, the Company expects ocean transportation operating income to significantly increase from the level achieved in the second half of 2013, which was $51.4 million (exclusive of a $9.95 million litigation charge).  For the full year 2014, ocean transportation operating income is expected to be near or slightly above the level achieved in 2013, which was $104.3 million (exclusive of the $9.95 million litigation charge).  This outlook excludes any future impact from the September 2013 molasses incident.

Logistics: In the second half of 2014, the Company expects operating income to be near or slightly higher than comparable 2013 levels, and therefore expects operating income to modestly exceed the full year 2013 level of $6.0 million. The Company expects continuing improvement in volume growth, expense control and warehouse operations.

Interest Expense: The Company expects its interest expense in 2014 to increase over the 2013 amount by approximately $3.5 million due primarily to the Notes financing transaction that closed on January 28, 2014.

Income Tax Expense: The Company expects the full year 2014 effective tax rate to be approximately 40 percent.

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

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three-month Periods ended June 30, 2014 compared with 2013:

	Three-Months Ended June 30
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$436.4	$416.6	4.8%
Operating costs and expenses	400.7	380.1	5.4%
Operating income	35.7	36.5	(2.2)%
Interest expense	(4.5)	(3.6)	25.0%
Income before income taxes	31.2	32.9	(5.2)%
Income tax expense	(13.1)	(12.8)	2.3%
Net income	$18.1	$20.1	(10.0)%
Basic earnings per share	$0.42	$0.47	(10.6)%
Diluted earnings per share	$0.42	$0.47	(10.6)%

Consolidated operating revenue for the second quarter 2014 increased $19.8 million, or 4.8 percent, compared to 2013.  This increase was due to $11.1 million and $8.7 million in higher revenue from ocean transportation and logistics services, respectively.

Operating costs and expenses for the second quarter 2014 increased $20.6 million, or 5.4 percent, compared to 2013.  The increase was due to a $12.6 million and $8.0 million increase in operating costs from ocean transportation and logistics segment, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating.

Interest expense increased $0.9 million to $4.5 million for the second quarter of 2014 compared to $3.6 million in 2013. The increase was due to increased borrowings in the second quarter 2014 compared to 2013.

Income tax expense was $13.1 million or 42.0% of net income before income taxes for the second quarter of 2014, compared to $12.8 million or 38.9% of net income before income taxes in 2013.  The increase in the income tax rate was due to certain non-recurring costs in the second quarter 2014.

Consolidated Results: Six-month Periods ended June 30, 2014 compared with 2013:

	Six-Months Ended June 30
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$828.9	$811.3	2.2%
Operating costs and expenses	783.3	756.1	3.6%
Operating income	45.6	55.2	(17.4)%
Interest expense	(8.6)	(7.3)	17.8%
Income before income taxes	37.0	47.9	(22.8)%
Income tax expense	(15.5)	(18.7)	(17.1)%
Net income	$21.5	$29.2	(26.4)%
Basic earnings per share	$0.50	$0.68	(26.5)%
Diluted earnings per share	$0.50	$0.68	(26.5)%

Consolidated operating revenue for the six-month period ended June 30, 2014 increased $17.6 million, or 2.2 percent, compared to 2013.  This increase was due to $5.8 million and $11.8 million in higher revenue from ocean transportation and logistics services, respectively.

Operating costs and expenses for the six-month period ended June 30, 2014 increased $27.2 million, or 3.6 percent, compared to 2013.  The increase was due to a $16.4 million and $10.8 million increase in operating costs from ocean transportation and logistics segment, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating.

Interest expense increased $1.3 million to $8.6 million for the six-month period ended June 30, 2014 compared to $7.3 million in 2013. The increase was due to increased borrowings in the six-month period ended June 30, 2014 compared to 2013.

Income tax expense was $15.5 million or 41.9% of net income before income taxes for the six-month period ended June 30, 2014, compared to $18.7 million or 39.0% of net income for 2013.  The increase in the income tax rate was due to certain non-recurring costs that increased the tax rate in the six-month period ended 2014.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results:  Three-month Periods ended June 30, 2014 compared with 2013:

	Three-Months Ended June 30
(dollars in millions)	2014	2013	Change
Ocean transportation revenue	$321.1	$310.0	3.6%
Operating costs and expenses	288.3	275.7	4.6%
Operating income	$32.8	$34.3	(4.4)%
Operating income margin	10.2%	11.1%

Volume (Units) (1)
Hawaii containers	34,800	35,700	(2.5)%
Hawaii automobiles	19,600	23,200	(15.5)%
China containers	15,700	15,400	1.9%
Guam containers	6,200	6,100	1.6%
Micronesia/South Pacific Containers	3,100	2,400	29.2%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $11.1 million or 3.6 percent during the second quarter 2014 compared with 2013. The increase was due primarily to higher freight yields across all major trade lanes and higher fuel surcharge revenue; partially offset by lower Hawaii container and automobile volume.

For the second quarter 2014 compared with 2013, Hawaii container volume decreased 2.5 percent due primarily to lower eastbound freight; China volume increased modestly reflecting continued high utilization and demand for Matson’s premium expedited service; Guam volume increased modestly due to timing of shipments; and Micronesia/South Pacific volume increased 29.2 percent due to reconfiguration of the South Pacific service.  Hawaii automobile volume decreased 15.5 percent primarily due to certain customer losses.

Ocean transportation operating income decreased $1.5 million, or 4.4 percent, during the second quarter 2014 compared with 2013. The decrease can be attributed primarily to increased vessel operating expenses associated with reserve vessel deployment for dry-dock and other relief activities, and increased terminal handling expenses.  In addition, the Company incurred $1.2 million in legal and other expenses related to the molasses released into Honolulu Harbor in September 2013.  Partially offsetting these decreases to operating income were higher freight yields across all major trade lanes and lower outside transportation costs.

The Company’s SSAT terminal joint venture investment contributed $2.1 million during the second quarter 2014, compared to a $0.8 million loss in 2013.  The increase was primarily attributable to increased lift volume and the timing of wharfage payments.

Ocean Transportation Operating Results:  Six-month Periods ended June 30, 2014 compared with 2013:

	Six-Months Ended June 30
(dollars in millions)	2014	2013	Change
Ocean transportation revenue	$615.7	$609.9	1.0%
Operating costs and expenses	573.5	557.1	2.9%
Operating income	$42.2	$52.8	(20.1)%
Operating income margin	6.9%	8.7%

Volume (Units) (1)
Hawaii containers	68,100	70,000	(2.7)%
Hawaii automobiles	42,800	46,200	(7.4)%
China containers	29,400	29,600	(0.7)%
Guam containers	12,200	11,900	2.5%
Micronesia/South Pacific Containers	6,300	4,800	31.3%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $5.8 million, or 1.0 percent, during the six-month period ended June 30, 2014 compared to 2013. The increase was due primarily to higher freight yields across all major trade lanes and increased volume in the South Pacific; partially offset by lower fuel surcharge revenue and lower Hawaii container and automobile volume.

During the six-month period ended June 30, 2014, Hawaii container volume decreased 2.7 percent primarily to lower eastbound freight; China volume was effectively flat; Guam volume increased modestly due to timing of shipments; and Micronesia/South Pacific volume increased 31.3 percent reflecting a full six-months of operations and service reconfiguration in the South Pacific.  Hawaii automobile volume decreased 7.4 percent primarily due to certain customer losses.

Ocean transportation operating income decreased $10.6 million, or 20.1 percent, during the six-month period ended June 30, 2014 compared with 2013. The decrease can be attributed primarily to the timing of fuel surcharge collections in the first quarter 2014 and increased vessel operating associated with reserve vessel deployment for dry-dock and other relief activities in the second quarter 2014, and increased terminal handling expenses. In addition, the Company incurred $2.2 million in legal and other expenses related to the molasses released into Honolulu Harbor in September 2013.  Partially offsetting these decreases to operating income were higher freight yields across all major trade lanes and lower outside transportation costs.

The Company’s SSAT terminal joint venture investment contributed $2.3 million during the six-month period ended June 30, 2014, compared to a $0.6 million loss in 2013. The increase was primarily attributable to increased lift volume and the timing of wharfage payments.

Logistics Operating Results:  Three-month Periods ended June 30, 2014 compared with 2013:

	Three-Months Ended June 30
(dollars in millions)	2014	2013	Change
Intermodal revenue	$67.2	$65.4	2.8%
Highway revenue	48.1	41.2	16.7%
Total Logistics Revenue	115.3	106.6	8.2%
Operating costs and expenses	112.4	104.4	7.7%
Operating income	$2.9	$2.2	31.8%
Operating income margin	2.5%	2.1%

Logistics revenue increased $8.7 million, or 8.2 percent, during the second quarter 2014 compared to 2013. This increase was primarily due to higher highway volume.

Logistics operating income increased by $0.7 million during the second quarter 2014 compared to 2013. The increase was primarily due to a favorable litigation settlement, warehouse operating improvements, and increased highway volume, partially offset by lower intermodal yield.

Logistics Operating Results:  Six-month Periods ended June 30, 2014 compared with 2013:

	Six-Months Ended June 30
(dollars in millions)	2014	2013	Change
Intermodal revenue	$121.8	$122.2	(0.3)%
Highway revenue	91.4	79.2	15.4%
Total Logistics Revenue	213.2	201.4	5.9%
Operating costs and expenses	209.8	199.0	5.4%
Operating income	$3.4	$2.4	41.7%
Operating income margin	1.6%	1.2%

Logistics revenue increased $11.8 million, or 5.9 percent, during the six-month period ended June 30, 2014 compared to 2013. This increase was primarily the result of higher highway and international intermodal volume; partially offset by lower domestic intermodal volume.

Logistics operating income increased by $1.0 million during the six-month period ended June 30, 2014 compared to 2013. The increase was primarily due to a favorable litigation settlement, warehouse operating improvements and increased highway volume, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings on available credit facilities.

Cash Flows:

Cash flows provided by operating activities were $49.2 million for the six-month period ended June 30, 2014, compared with $79.5 million for 2013.  The decrease in cash flows provided by operating activities was primarily due to an increase in accounts receivable, and prepaid and other assets, a decrease in net income, and accounts payable and accrued liabilities; offset by the benefit from the change in deferred income taxes, and an increase in other liabilities.

Cash flows used in investing activities were $19.0 million for the six-month period ended June 30, 2014, compared with $16.5 million for 2013.  The increase in cash flows used in investing activities was primarily due increased capital expenditures, offset by payments for acquisitions of $9.6 million in 2013.  Capital expenditures were $20.2 million for the six-month period ended June 30, 2014, compared to $9.8 million for 2013, and primarily related to the ocean transportation segment.

Cash flows provided by financing activities were $79.0 million for the six-month period ended June 30, 2014, compared to cash flows used in financing activities of $43.8 million for 2013.  The change was primarily due to increased proceeds from issuance of long-term debt net of repayments of $93.8 million during the six-month period ended June 30, 2014, offset by higher debt repayments during 2013.

Other Sources of Liquidity:

Additional sources of liquidity totaled $420.4 million at June 30, 2014, consisting of cash and cash equivalents, and accounts receivables, an increase of $123.6 million compared to December 31, 2013.  The increase was due primarily to a $109.2 million and $14.4 million increase in cash and cash equivalents, and accounts receivable, respectively. The Company had working capital of $256.5 million at June 30, 2014, compared to $148.3 million at December 31, 2013.

Total debt was $379.9 million as of June 30, 2014, compared with $286.1 million at December 31, 2013. The increase in debt is primarily due to the issuance of $100 million of 30-year senior unsecured notes during the first quarter of 2014, offset by repayments of debt.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Except as described below, there were no material changes during this quarter to the Company’s contractual obligations and commitments that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.  The Company does not have any off-balance sheet arrangements.

The Company and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements, that cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014.  The Company also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014.  Although PMA’s and Matson’s collective bargaining agreements have expired, Matson and SSAT workers subject to these collective bargaining agreements are currently performing their work activities while contract negotiations continue.  Matson expects that new agreements will be reached without significant disruption to its or SSAT’s operations; however, no assurance can be given that a disruption will not occur, and if a significant disruption were to occur, this would have a material impact on the Company’s financial position, results of operations, or cash flows.

A description of contingencies at June 30, 2014, is included in Note 6 to the condensed consolidated financial statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting policies as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

OTHER MATTERS

The Company’s third quarter dividend of $0.17 per share to shareholders was declared on June 26, 2014, to shareholders of record on August 7, 2014, and will be paid on September 4, 2014.

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

The following table summarizes the Company’s debt obligations at June 30, 2014, presenting principal cash flows and related interest rates by the expected fiscal year of repayment:

	Expected Fiscal Year Repayments as of June 30 (dollars in millions)
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate	$17.1	$21.3	$24.3	$28.2	$28.2	$260.8	$379.9
Average interest rate	4.6%	4.5%	4.6%	4.5%	4.5%	4.9%	4.9%
Variable rate	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Environmental Matters:  Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies: (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the United States Environmental Protection Agency (Region IX). The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

As of July 31, 2014, the Company has resolved all material third-party claims that have been received.  However, government agencies have not: (i) initiated any lawsuits; (ii) presented the Company with an accounting of their response costs; (iii) provided an assessment of natural resource damages; or (iv) imposed any penalties in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters:  On June 10, 2013, the Company was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against the Company and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al. The qui tam complaint alleges that Matson and the other defendants submitted or created records supporting false claims for payment of fuel surcharges assessed on the shipment of military household goods for the Department of Defense.  The federal government has declined to intervene in this qui tam suit.  The individual plaintiff in the suit seeks damages and penalties on behalf of the federal government, and may be entitled to a portion of any recovery or settlement resulting from the suit.  The plaintiff filed a Second Amended Complaint on August 23, 2013.  The Company filed a motion to dismiss the complaint on September 16, 2013.  On October 31, 2013, the court denied the Company’s motion.  Discovery commenced and a jury trial was scheduled to begin on October 7, 2014.  On February 14, 2014, Matson and the plaintiff engaged in non-binding mediation.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  On July 17, 2014, the settlement was approved by the United States Government and the Company paid the settlement amount. On July 22, 2014, the case was dismissed with prejudice by the District Court.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. Risk Factors

The Company hereby amends and restates the following risk factor that was previously disclosed in its Form 10-K filed with the SEC on February 28, 2014.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of June 30, 2014, the Company had approximately 1,043 regular active employees, of which 283 employees were covered by collective bargaining agreements with unions.  Of these covered employees, approximately 250 are subject to the expired collective bargaining agreements with the ILWU.  In addition, Matson’s active fleet also employs seagoing personnel in 204 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT, who employ persons covered by collective bargaining agreements.   The Company could be adversely affected by any actions taken by workers subject to collective bargaining agreements, or actions by their unions, such as slow-downs or strikes, which would cause disruptions to the Company’s business.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements that cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014.  Matson also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014. Although PMA’s and the Company’s collective bargaining agreements have expired, Matson and SSAT workers are currently performing their work activities while contract negotiations continue.   The Company could be adversely affected by the outcome of these negotiations including, but not limited to, increases in labor costs and less favorable labor work practices. In addition, disruptions, strikes or lock-outs may occur as a result of the failure of the PMA (as it relates to the U.S. Pacific Coast) or the Company (as it relates to Hawaii or certain Pacific Coast office clerical workers) to successfully negotiate new collective bargaining agreements with the ILWU.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 — 30, 2014	—	—	—	—
May 1 — 31, 2014	—	—	—	—
June 1 — 30, 2014	—	—	—	—

ITEM 6. EXHIBITS

10.1

Settlement Agreement dated July 17, 2014 by and among the United States of America, acting through the United States Department of Justice and on behalf of the United States Surface Deployment and Distribution Command, Matson Navigation Company, Inc. (together with Matson, Inc., and all affiliated entities) and Mario Rizzo (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 22, 2014).

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

MATSON, INC.
(Registrant)

Date: July 31, 2014	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: July 31, 2014	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)