Form 10-Q
period 2014-09-30
Matson, Inc.
filed 2014-11-07
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of common stock outstanding as of September 30, 2014: 43,041,120

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three-Months Ended September 30		Nine-Months Ended September 30
	2014	2013	2014	2013
Operating Revenue:
Ocean transportation	$329.5	$310.1	$945.2	$920.0
Logistics	112.3	104.9	325.5	306.3
Total operating revenue	441.8	415.0	1,270.7	1,226.3

Costs and Expenses:
Operating costs	363.8	353.6	1,078.5	1,041.3
Equity in (income) loss of terminal joint venture	(3.1)	2.4	(5.4)	3.0
Selling, general and administrative	36.1	31.8	107.0	99.6
Total costs and expenses	396.8	387.8	1,180.1	1,143.9

Operating Income	45.0	27.2	90.6	82.4

Interest expense	(4.4)	(3.6)	(13.0)	(10.9)
Income before income taxes	40.6	23.6	77.6	71.5
Income tax expense	(19.1)	(6.4)	(34.6)	(25.1)
Net Income	$21.5	$17.2	$43.0	$46.4

Other Comprehensive Income (Loss), Net of Income Taxes:

Net Income	$21.5	$17.2	$43.0	$46.4
Other Comprehensive Income (Loss):
Net loss and prior service cost	—	—	—	(0.8)
Amortization of prior service cost included in net periodic pension cost	(0.3)	(0.3)	(0.8)	(1.0)
Amortization of net loss included in net periodic pension cost	0.7	1.2	2.1	3.5
Foreign currency translation adjustment	0.3	0.1	0.2	(0.1)
Total Other Comprehensive Income	0.7	1.0	1.5	1.6
Comprehensive Income	$22.2	$18.2	$44.5	$48.0

Basic Earnings Per Share:	$0.50	$0.40	$1.00	$1.09
Diluted Earnings Per Share:	$0.50	$0.40	$1.00	$1.08

Weighted Average Number of Shares Outstanding:
Basic	43.0	42.8	43.0	42.7
Diluted	43.4	43.3	43.3	43.1

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September	December
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$230.9	$114.5
Accounts receivable, net	192.5	182.3
Deferred income taxes	9.2	9.1
Prepaid expenses and other assets	32.1	43.0
Total current assets	464.7	348.9
Investment in terminal joint venture	63.2	57.6
Property and equipment, net	706.3	735.4
Goodwill and intangible assets, net	30.3	31.2
Other long-term assets	96.3	75.2
Total assets	$1,360.8	$1,248.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17.1	$12.5
Accounts payable	126.8	124.0
Payroll and vacation benefits	15.5	16.9
Self-insured liabilities	19.6	15.1
Accrued and other liabilities	25.8	32.1
Total current liabilities	204.8	200.6
Long-term Liabilities:
Long-term debt	360.4	273.6
Deferred income taxes	324.1	326.1
Employee benefit plans	67.8	74.4
Self-insured claims and other liabilities	36.8	35.4
Total long-term liabilities	789.1	709.5

Commitments and Contingencies (Note 7)

Shareholders’ Equity:
Capital stock	32.1	32.1
Additional paid in capital	267.4	261.9
Accumulated other comprehensive loss	(22.0)	(23.5)
Retained earnings	89.4	67.7
Total shareholders’ equity	366.9	338.2
Total liabilities and shareholders’ equity	$1,360.8	$1,248.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine-Months Ended September 30
	2014	2013
Cash Flows Provided by Operating Activities:
Net income	$43.0	$46.4
Reconciling adjustments:
Depreciation and amortization	52.5	52.1
Deferred income taxes	(2.9)	43.9
Share-based compensation expense	5.6	4.3
Equity in (income) loss from terminal joint venture	(5.4)	3.0
Other	(6.7)	1.2
Changes in assets and liabilities:
Accounts receivable	(10.2)	3.7
Deferred dry-docking payments	(12.5)	(10.6)
Deferred dry-docking amortization	16.0	17.1
Prepaid expenses and other assets	9.6	(23.8)
Accounts payable and accrued liabilities	5.8	4.8
Other liabilities	1.3	(4.3)
Net cash provided by operating activities	96.1	137.8

Cash Flows Used in Investing Activities:
Capital expenditures	(25.6)	(19.7)
Proceeds from disposal of property and equipment	3.6	4.0
Deposits into Capital Construction Fund	(31.9)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4
Payments for acquisitions	—	(9.3)
Net cash used in investing activities	(49.5)	(25.0)

Cash Flows Used in Financing Activities:
Proceeds from issuance of debt	100.0	21.0
Repayments of debt	(8.6)	(53.7)
Proceeds from issuance of capital stock	1.6	3.2
Tax withholding related to net share settlements of restricted stock units	(1.9)	(1.5)
Dividends paid	(21.3)	(19.9)
Net cash provided by (used in) financing activities	69.8	(50.9)

Net increase in cash and cash equivalents	116.4	61.9

Cash and cash equivalents, beginning of the period	114.5	19.9
Cash and cash equivalents, end of the period	$230.9	$81.8

Supplemental Cash Flow Information:
Interest paid	$10.6	$8.9
Income tax paid	$22.1	$8.9

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$0.5	$3.0
Capital lease obligations	$—	$2.9

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

The Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc. (the “Terminal Joint Venture”).  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the Pacific Coast of the United States of America (“U.S.”), including to MatNav at several of those facilities.  Matson records its share of income (loss) in the joint venture in operating costs in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the ocean transportation segment due to the nature of SSAT’s operations.

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

Fiscal Period:  The period end for Matson, Inc. is September 30.  The period end for MatNav occurred on the last Friday in September, except for Matson Logistics Warehousing for which the period closed on September 30.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

3.                          CAPITAL CONSTRUCTION FUND

During the three-months ended September 30, 2014, the Company made an additional deposit of $65.5 million to its Capital Construction Fund (“CCF”), comprising a cash deposit of $27.5 million and the assignment of an additional $38.0 million of undivided interest in eligible accounts receivable.  The cash deposit of $27.5 million is included in other long-term assets, while the accounts receivable that have been assigned to the CCF continue to be classified as accounts receivable in the Condensed Consolidated Balance Sheets.  As of September 30, 2014 and December 31, 2013, the Company had assigned to the CCF $150.5 million and $112.0 million of eligible accounts receivable, respectively.  In addition, cash on deposit in the CCF was $27.5 million at September 30, 2014.  There was no cash on deposit in the CCF at December 31, 2013.

The CCF is described in Note 7 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

4.                          DEBT

At September 30, 2014 and December 31, 2013, the Company’s debt consisted of the following (in millions):

	September	December
	2014	2013
Term Notes:
5.79%, payable through 2020	$42.0	$45.5
3.66%, payable through 2023	77.5	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	—
Title XI Bonds:
5.34%, payable through 2028	30.8	33.0
5.27%, payable through 2029	33.0	35.2
Capital leases	1.7	2.4
Total debt	377.5	286.1
Less current portion	(17.1)	(12.5)
Total long-term debt	$360.4	$273.6

In January 2014, the Company issued $100 million of 30-year senior unsecured notes (the “Notes”).  The Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35 percent, payable semi-annually.  The proceeds are expected to be used for general corporate purposes.  The Notes will begin to mature in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

5.                          PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost for the Plans for the nine-month periods ended September 30, 2014 and 2013 (in millions):

	Pension Benefits		Post-retirement Benefits
	September 30		September 30
	2014	2013	2014	2013
Service cost	$2.5	$2.1	$0.8	$0.8
Interest cost	7.1	6.5	1.9	1.6
Expected return on plan assets	(10.5)	(8.9)	—	—
Amortization of net loss	2.3	5.1	0.4	0.2
Amortization of prior service cost	(1.7)	(1.7)	—	—
Net periodic benefit cost	$(0.3)	$3.1	$3.1	$2.6

As of September 30, 2014, the Company had paid its expected total cash contributions for the year to its defined benefit pension plans of approximately $6.5 million.

6.                          SHARE-BASED COMPENSATION

During the three and nine-month periods ended September 30, 2014, the Company granted 557 and 350,550 in total of time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $26.97 and $23.59, respectively.  The number of performance shares awarded represents the maximum that can be earned, and will ultimately depend on the Company’s performance.

Total stock-based compensation cost recognized in the Condensed Consolidated Financial Statements of Income and Comprehensive Income as a component of selling, general and administrative costs was $1.9 million and $1.5 million for the three-month periods ended September 30, 2014 and 2013, and $5.6 million and $4.3 million for the nine-month periods ended September 30, 2014 and 2013, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $10.8 million at September 30, 2014, and is expected to be recognized over a weighted-average period of 1.8 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

7.                          CONTINGENCIES

Employee Matters:  The Company and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements, which cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014.  The Company also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014.  Although PMA’s and Matson’s collective bargaining agreements have expired, the parties announced a tentative agreement on health benefits in late August; however, the industry is currently facing work slowdowns in the Pacific Northwest ports of Seattle and Tacoma. To date, Matson’s operations have not been significantly impacted, but SSAT’s productivity has been negatively impacted by these work slowdowns. No assurance can be given that these slowdowns will not continue or expand, or a different disruption will not occur, and if a significant disruption were to occur, this would have a material impact on the Company’s financial position, results of operations, or cash flows.

Environmental Matter: Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies:  (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the U.S. Environmental Protection Agency (Region IX).

On October 21, 2014, the U.S. Attorney for the District of Hawaii (the “U.S. Attorney”) filed an Information with the U.S. District Court for the District of Hawaii (the “Court”) charging Matson Terminals, Inc. (“MTI”), the subsidiary of the Company that operated the pipeline, with two misdemeanor violations of Section 407 of the Rivers and Harbors Act of 1899 (the “Refuse Act”) arising from the molasses release.  The U.S. Attorney also filed a Memorandum of Plea Agreement (the “Plea Agreement”), subject to the approval of the Court, to resolve federal criminal charges arising from the molasses release.  Pursuant to the Plea Agreement, MTI agreed to plead guilty to the two violations of the Refuse Act and to pay a penalty of $1 million, comprising a $400,000 fine and community service payments of $600,000.  On October 24, 2014, MTI entered a guilty plea in the Court.  The Court ordered a Pre-Sentence Report from the U.S. Probation Office and sentencing is set for January 29, 2015.  The Company has included the $1 million penalty in accrued and other liabilities in the Condensed Consolidated Balance Sheet at September 30, 2014.

As a result of the guilty plea, the U.S. government could seek to debar MTI and its affiliates from obtaining future U.S. government contracts.  To date, the U.S. government has not indicated that it intends to take such action, and the Company is working with the appropriate U.S. government officials in an effort to avoid such an outcome.

Furthermore, the Company has not yet resolved any potential civil claims by the governmental agencies arising out of the molasses release.  However, except with respect to the matters discussed above, government agencies have not initiated any legal actions in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material. The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

In addition to the molasses release discussed above, the Company’s shipping business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Legal Matters:  On June 10, 2013, the Company was served with a complaint filed in the United States District Court for the Central District of California by an individual plaintiff as relator on behalf of the United States asserting claims against the Company and certain other ocean carriers and freight forwarders for violations of the False Claims Act.  The case is entitled United States of America, ex rel. Mario Rizzo v. Horizon Lines, LLC et al.  On February 23, 2014, Matson’s Board of Directors approved a settlement of $9.0 million in full settlement of all claims, and $0.95 million for plaintiff’s legal expenses.  On July 17, 2014, the settlement was approved by the United States Government, and the Company paid the settlement amount.  On July 22, 2014, the case was dismissed with prejudice by the District Court.  The amount of the settlement was included in accrued and other liabilities in the Condensed Consolidated Balance Sheet at December 31, 2013.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

8.                          EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share for the three and nine-month periods ended September 30, 2014 and 2013, is as follows (in millions, except per share data):

	Three-Months Ended September 30, 2014			Three-Months Ended September 30, 2013
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$21.5	43.0	$0.50	$17.2	42.8	$0.40
Effect of dilutive restricted stock units and stock options		0.4	—		0.5	—
Diluted:	$21.5	43.4	$0.50	$17.2	43.3	$0.40

	Nine-Months Ended September 30, 2014			Nine-Months Ended September 30, 2013
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$43.0	43.0	$1.00	$46.4	42.7	$1.09
Effect of dilutive restricted stock units and stock options		0.3	—		0.4	—
Diluted:	$43.0	43.3	$1.00	$46.4	43.1	$1.08

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted average dilutive shares outstanding excludes certain non-qualified stock options to purchase shares of common stock where the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

9.                          FAIR VALUE MEASUREMENTS

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are as follows (in millions):

	Carrying Value at September 30, 2014	Fair Value Measurements at September 30, 2014
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$230.9	$230.9	$230.9	$—	$—
Accounts receivable, net	192.5	192.5	—	192.5	—
Fixed rate debt	377.5	393.5	—	393.5	—

	Carrying Value at December 31, 2013	Fair Value Measurements at December 31, 2013
(in millions)	Total	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$114.5	$114.5	$114.5	$—	$—
Accounts receivable, net	182.3	182.3	—	182.3	—
Fixed rate debt	286.1	292.7	—	292.7	—

10.                   REPORTABLE SEGMENTS

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

Segment results for the three and nine-month periods ended September 30, 2014 and 2013 were as follows (in millions):

	Three-Months Ended September 30		Nine-Months Ended September 30
	2014	2013	2014	2013
Revenue:
Ocean transportation	$329.5	$310.1	$945.2	$920.0
Logistics	112.3	104.9	325.5	306.3
Total revenue	$441.8	$415.0	$1,270.7	$1,226.3
Operating Income:
Ocean transportation	$42.6	$25.5	$84.8	$78.3
Logistics	2.4	1.7	5.8	4.1
Total operating income	45.0	27.2	90.6	82.4
Interest expense, net	(4.4)	(3.6)	(13.0)	(10.9)
Income before income taxes	40.6	23.6	77.6	71.5
Income taxes	(19.1)	(6.4)	(34.6)	(25.1)
Net income	$21.5	$17.2	$43.0	$46.4

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities Exchange Commission (“SEC”) on February 28, 2014, and Matson’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the SEC on July 31, 2014.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

Ocean Transportation:  In the third quarter 2014, Hawaii container volume was driven higher by market growth.  For the fourth quarter 2014, the Company expects continued market growth in the Hawaii trade, with its Hawaii volume expected to be modestly higher than the fourth quarter 2013.  A competitor is expected to launch new containership capacity into the Hawaii trade early in 2015, and therefore, is not expected to impact the Company’s volume for the remainder of 2014.  In the China trade, overcapacity is expected to continue.  However, the Company expects to maintain high vessel utilization and achieve higher average freight rates, as its expedited service continues to realize a significant premium to market rates.  In Guam, the Company expects volume to be modestly better than 2013, assuming no new competitors enter the market.

In the fourth quarter 2014, the Company expects ocean transportation operating income to increase from the $26.0 million achieved in the fourth quarter 2013 (excluding a $9.95 million litigation charge).  This outlook excludes any future impact from the September 2013 molasses incident.

Logistics:  In the fourth quarter 2014, the Company expects operating income to be slightly higher than comparable 2013 levels, reflecting continuing improvement in volume growth, expense control and warehouse operations.

Interest Expense:  The Company expects its interest expense in 2014 to be approximately $17.3 million, an increase over the 2013 amount due primarily to the Notes financing transaction that closed on January 28, 2014.

Income Tax Expense:  The Company expects the full year 2014 effective tax rate to be approximately 43 percent.

Other:  The Company expects maintenance capital expenditures for 2014 to be approximately $40.0 million.  Additionally, the Company does not have any scheduled contract payments in 2014 related to its two vessels under construction.  However, in the third quarter 2014 the Company made an additional deposit of $65.5 million to its Capital Construction Fund (“CCF”) comprised of $27.5 million in cash and $38.0 million of eligible receivables.  These deposits will have the effect of deferring a portion of the Company’s current cash tax liabilities.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results:  Three-month Period ended September 30, 2014 compared with 2013:

	Three-Months Ended September 30
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$441.8	$415.0	6.5%
Operating costs and expenses	396.8	387.8	2.3%
Operating income	45.0	27.2	65.4%
Interest expense	(4.4)	(3.6)	22.2%
Income before income taxes	40.6	23.6	72.0%
Income tax expense	(19.1)	(6.4)	198.4%
Net income	$21.5	$17.2	25.0%
Basic earnings per share	$0.50	$0.40	25.0%
Diluted earnings per share	$0.50	$0.40	25.0%

Consolidated operating revenue for the third quarter 2014 increased $26.8 million, or 6.5 percent, compared to 2013.  This increase was due to $19.4 million and $7.4 million in higher revenue from ocean transportation and logistics services, respectively.

Operating costs and expenses for the third quarter 2014 increased $9.0 million, or 2.3 percent, compared to 2013.  The increase was due to a $2.3 million and $6.7 million increase in operating costs from ocean transportation and logistics segments, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating costs and expenses.

Interest expense increased $0.8 million to $4.4 million for the third quarter of 2014 compared to $3.6 million in 2013, due to increased borrowings during the year.

Income tax expense was $19.1 million, or 47.0 percent of income before income taxes, for the third quarter of 2014, compared to $6.4 million, or 27.1 percent of income before income taxes, in 2013.  The increase in the income tax rate was due to a non-cash valuation allowance recorded in the third quarter of 2014 against deferred tax assets related to foreign operations, and the release of income tax liabilities for the third quarter of 2013, which reduced the income tax rate for that period.

Consolidated Results:  Nine-month Period ended September 30, 2014 compared with 2013:

	Nine-Months Ended September 30
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$1,270.7	$1,226.3	3.6%
Operating costs and expenses	1,180.1	1,143.9	3.2%
Operating income	90.6	82.4	10.0%
Interest expense	(13.0)	(10.9)	19.3%
Income before income taxes	77.6	71.5	8.5%
Income tax expense	(34.6)	(25.1)	37.8%
Net income	$43.0	$46.4	(7.3)%
Basic earnings per share	$1.00	$1.09	(8.3)%
Diluted earnings per share	$1.00	$1.08	(7.4)%

Consolidated operating revenue for the nine-month period ended September 30, 2014 increased $44.4 million, or 3.6 percent, compared to 2013.  This increase was due to $25.2 million and $19.2 million in higher revenue from ocean transportation and logistics services, respectively.

Operating costs and expenses for the nine-month period ended September 30, 2014 increased $36.2 million, or 3.2 percent, compared to 2013.  The increase was due to $18.7 million and $17.5 million in higher operating costs from ocean transportation and logistics segments, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating costs and expenses.

Interest expense increased $2.1 million to $13.0 million for the nine-month period ended September 30, 2014 compared to $10.9 million in 2013 due to increased borrowings during the year.

Income tax expense was $34.6 million, or 44.6 percent of income before income taxes, for the nine-month period ended September 30, 2014, compared to $25.1 million, or 35.1 percent of income before income taxes, for 2013.  The increase in the income tax rate was due to a non-cash valuation allowance recorded in the third quarter of 2014 against deferred tax assets related to foreign operations, and certain non-recurring costs that increased the tax rate in the nine-month period ended September 30, 2014.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results:  Three-month Period ended September 30, 2014 compared with 2013:

	Three-Months Ended September 30
(dollars in millions)	2014	2013	Change
Ocean transportation revenue	$329.5	$310.1	6.3%
Operating costs and expenses	286.9	284.6	0.8%
Operating income	$42.6	$25.5	67.1%
Operating income margin	12.9%	8.2%

Volume (Units) (1)
Hawaii containers	35,900	34,600	3.8%
Hawaii automobiles	13,300	16,800	(20.8)%
China containers	15,000	16,200	(7.4)%
Guam containers	6,100	6,000	1.7%
Micronesia/South Pacific containers	4,400	3,200	37.5%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $19.4 million, or 6.3 percent, during the third quarter 2014 compared with 2013.  The increase was due primarily to higher fuel surcharge revenue, Hawaii container volume growth and higher freight yields across all major trade lanes, partially offset by lower automobile volume.

Compared with the third quarter 2013, Hawaii container volume increased 3.8 percent due primarily to market growth; China volume decreased 7.4 percent, the result of one fewer sailing; Guam volume increased slightly; and Micronesia/South Pacific volume increased 37.5 percent due to reconfiguration of the South Pacific service.  Hawaii automobile volume decreased 20.8 percent primarily due to certain customer losses.

Ocean transportation operating income increased $17.1 million, or 67.1 percent, during the third quarter 2014 compared with 2013.  The increase can be attributed primarily to the timing of fuel surcharge recoveries, improved results at SSAT, higher container volume in Hawaii, and higher freight yields across all major trade lanes, partially offset by higher terminal handling expenses.  In addition, the third quarter 2013 was impacted by certain unfavorable items including an adverse arbitration decision of $3.8 million related to previously co-owned Guam terminal assets and a $2.2 million tax allocation item related to the Company’s separation from Alexander & Baldwin, Inc.  In the third quarter 2014, the Company incurred $2.1 million in penalties, legal and other expenses related to the molasses released into Honolulu Harbor in September 2013.

The Company’s SSAT terminal joint venture contributed $3.1 million during the third quarter 2014, compared to a $2.4 million loss in 2013.  The increase was primarily attributable to increased lift volume and improved productivity.  In addition, the third quarter 2013 included transition costs related to the expansion of SSAT’s terminal operations in Oakland.

Ocean Transportation Operating Results:  Nine-month Period ended September 30, 2014 compared with 2013:

	Nine-Months Ended September 30
(dollars in millions)	2014	2013	Change
Ocean transportation revenue	$945.2	$920.0	2.7%
Operating costs and expenses	860.4	841.7	2.2%
Operating income	$84.8	$78.3	8.3%
Operating income margin	9.0%	8.5%

Volume (Units) (1)
Hawaii containers	104,000	104,600	(0.6)%
Hawaii automobiles	56,100	63,000	(11.0)%
China containers	44,400	45,800	(3.1)%
Guam containers	18,300	17,900	2.2%
Micronesia/South Pacific containers	10,700	8,000	33.8%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $25.2 million, or 2.7 percent, during the nine-month period ended September 30, 2014 compared to 2013.  The increase was due primarily to higher freight yields across all major trade lanes and increased volume in the South Pacific, partially offset by lower automobile volume.

During the nine-month period ended September 30, 2014, Hawaii container volume was relatively flat; China volume declined 3.1 percent, the result of two additional sailings in the prior year; Guam volume increased modestly due to timing of shipments; and Micronesia/South Pacific volume increased 33.8 percent reflecting a full nine months of operations and service reconfiguration in the South Pacific.  Hawaii automobile volume decreased 11.0 percent primarily due to certain customer losses.

Ocean transportation operating income increased $6.5 million, or 8.3 percent, during the nine-month period ended September 30, 2014 compared with 2013.  The increase can be attributed primarily to higher freight yields across all major trade lanes, lower outside transportation costs, and improved results at SSAT, which were partially offset by increased terminal handling costs.  In addition, the third quarter 2013 was impacted by certain unfavorable items including an adverse arbitration decision of $3.8 million related to previously co-owned Guam terminal assets and a $2.2 million tax allocation item related to the Company’s separation from Alexander & Baldwin, Inc.  Year-to-date 2014, the Company has incurred $4.2 million in penalties, legal and other expenses related to the molasses released into Honolulu Harbor in September 2013.

The Company’s SSAT terminal joint venture contributed $5.4 million during the nine-month period ended September 30, 2014, compared to a $3.0 million loss in 2013.  The increase was primarily attributable to increased lift volume and improved productivity.  In addition, the third quarter 2013 included transition costs related to the expansion of SSAT’s terminal operations in Oakland.

Logistics Operating Results:  Three-month Period ended September 30, 2014 compared with 2013:

	Three-Months Ended September 30
(dollars in millions)	2014	2013	Change
Intermodal revenue	$63.5	$63.0	0.8%
Highway revenue	48.8	41.9	16.5%
Total Logistics Revenue	112.3	104.9	7.1%
Operating costs and expenses	109.9	103.2	6.5%
Operating income	$2.4	$1.7	41.2%
Operating income margin	2.1%	1.6%

Logistics revenue increased $7.4 million, or 7.1 percent, during the third quarter 2014 compared to 2013.  This increase was primarily due to higher highway volume.

Logistics operating income increased by $0.7 million during the third quarter 2014 compared to 2013.  The increase was primarily due to warehouse operating improvements and increased highway volume, partially offset by lower intermodal yield.

Logistics Operating Results:  Nine-month Period ended September 30, 2014 compared with 2013:

	Nine-Months Ended September 30
(dollars in millions)	2014	2013	Change
Intermodal revenue	$185.3	$185.2	0.1%
Highway revenue	140.2	121.1	15.8%
Total Logistics Revenue	325.5	306.3	6.3%
Operating costs and expenses	319.7	302.2	5.8%
Operating income	$5.8	$4.1	41.5%
Operating income margin	1.8%	1.3%

Logistics revenue increased $19.2 million, or 6.3 percent, during the nine-month period ended September 30, 2014 compared to 2013.  This increase was primarily due to higher highway and international intermodal volume, partially offset by lower domestic intermodal volume.

Logistics operating income increased by $1.7 million during the nine-month period ended September 30, 2014 compared to 2013.  The increase was primarily due to, warehouse operating improvements, increased highway volume, and a favorable litigation settlement, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity were provided by available cash and cash equivalent balances as well as borrowings from the Company’s term notes.

Cash Flows:

Cash flows provided by operating activities were $96.1 million for the nine-month period ended September 30, 2014, compared with $137.8 million for 2013.  The decrease in cash flows provided by operating activities was primarily due to a decrease in the benefit from deferred income taxes, an increase in accounts receivable, and an increase in equity income from the terminal joint venture, partially offset by a decrease in prepaid expenses and other assets.

Cash flows used in investing activities were $49.5 million for the nine-month period ended September 30, 2014, compared with $25.0 million for 2013.  The increase in cash flows used in investing activities was primarily due to an increase of $27.5 million in deposits into the Capital Construction Fund, and an increase of $5.9 million in capital expenditures, offset by payments for acquisitions of $9.3 million in 2013.  Capital expenditures were $25.6 million for the nine-month period ended September 30, 2014, compared to $19.7 million for 2013, and primarily related to the ocean transportation segment.

Cash flows provided by financing activities were $69.8 million for the nine-month period ended September 30, 2014, compared to cash flows used in financing activities of $50.9 million for 2013.  The change was primarily due to increased proceeds from issuance of long-term debt net of repayments of $91.4 million during the nine-month period ended September 30, 2014, and by higher debt repayments during 2013.

Other Sources of Liquidity:

Additional sources of liquidity totaled $423.4 million at September 30, 2014, consisting of cash and cash equivalents, and accounts receivable, an increase of $126.6 million compared to December 31, 2013.  The increase was due primarily to a $116.4 million and $10.2 million increase in cash and cash equivalents, and accounts receivable, respectively.  The Company had working capital of $259.9 million at September 30, 2014, compared to $148.3 million at December 31, 2013.

Total debt was $377.5 million as of September 30, 2014, compared with $286.1 million at December 31, 2013.  The increase in debt is primarily due to the issuance of $100 million of 30-year senior unsecured notes during the first quarter of 2014, offset by repayments of debt.

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

The Company and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements, which cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014.  The Company also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014.  Although PMA’s and Matson’s collective bargaining agreements have expired, the parties announced a tentative agreement on health benefits in date August; however, the industry is currently facing worth slowdowns in the Pacific Northwest ports of Seattle and Tacoma. To date, Matson’s operations have not been significantly impacted, but SSAT’s productivity has been negatively impacted by these worth slowdowns. No assurance can be given that these slowdowns will not continue or expend, or a different disruption will not occur, and if a significant disruption were to occur, this would have a material impact on the Company’s financial position, results of operations, or cash flows.

A description of contingencies at September 30, 2014, is included in Note 7 to the condensed consolidated financial statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2013.

OTHER MATTERS

The Company’s third quarter dividend of $0.17 per share to shareholders was declared on June 26, 2014, to shareholders of record on August 7, 2014, and was paid on September 4, 2014.  On October 23, 2014, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable December 4, 2014, to all shareholders of record as of the close of business on November 6, 2014.

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

The following table summarizes the Company’s debt obligations at September 30, 2014, presenting principal cash flows and related interest rates by the expected fiscal year of repayment:

	Expected Fiscal Year Repayments as of September 30 (dollars in millions)
	2015	2016	2017	2018	2019	Thereafter	Total
Fixed rate	$17.1	$21.1	$24.3	$28.2	$28.2	$258.6	$377.5
Average interest rate	4.4%	4.3%	4.3%	4.2%	4.2%	3.8%	3.9%
Variable rate	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-month period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matter: Molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company in September 2013.  The Company is cooperating with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies:  (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the U.S. Environmental Protection Agency (Region IX).

On October 21, 2014, the U.S. Attorney for the District of Hawaii (the “U.S. Attorney”) filed an Information with the U.S. District Court for the District of Hawaii (the “Court”) charging Matson Terminals, Inc. (“MTI”), the subsidiary of the Company that operated the pipeline, with two misdemeanor violations of Section 407 of the Rivers and Harbors Act of 1899 (the “Refuse Act”) arising from the molasses release.  The U.S. Attorney also filed a Memorandum of Plea Agreement (the “Plea Agreement”), subject to the approval of the Court, to resolve federal criminal charges arising from the molasses release.  Pursuant to the Plea Agreement, MTI agreed to plead guilty to the two violations of the Refuse Act and to pay a penalty of $1 million, comprising a $400,000 fine and community service payments of $600,000.  On October 24, 2014, MTI entered a guilty plea in the Court.  The Court ordered a Pre-Sentence Report from the U.S. Probation Office and sentencing is set for January 29, 2015.

As a result of the guilty plea, the U.S. government could seek to debar MTI and its affiliates from obtaining future U.S. government contracts.  To date, the U.S. government has not indicated that it intends to take such action, and the Company is working with the appropriate U.S. government officials in an effort to avoid such an outcome.

Furthermore, the Company has not yet resolved any potential civil claims by the governmental agencies arising out of the molasses release.  However, except with respect to the matters discussed above, government agencies have not initiated any legal actions in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material. The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

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

ITEM 1A.  Risk Factors

The Company hereby amends and restates the following risk factor that was previously disclosed in its Form 10-Q for the quarterly period ended June 30, 2014 filed with the SEC on July 31, 2014.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of September 30, 2014, the Company had approximately 1,032 regular active employees, of which 284 employees were covered by collective bargaining agreements with unions. Of these covered employees, approximately 251 are subject to the expired collective bargaining agreements with the ILWU. In addition, Matson’s active fleet also employs seagoing personnel in 204 billets. Each billet corresponds to a position on a ship that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore. Such employees are also subject to collective bargaining agreements. Furthermore, the Company relies on the services of third-parties including SSAT, who employ persons covered by collective bargaining agreements. The Company could be adversely affected by any actions taken by workers subject to collective bargaining agreements, or actions by their unions, such as slow-downs or strikes, which would cause disruptions to the Company’s business.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members, negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast. The PMA/ILWU collective bargaining agreements that cover substantially all U.S. Pacific Coast longshore labor, expired on July 1, 2014. Matson also has collective bargaining agreements with ILWU longshore labor in Hawaii and ILWU office clerical workers in Honolulu and Oakland, each of which expired on June 30, 2014. The PMA and the ILWU announced a tentative agreement on health benefits in late August. However, the industry is currently facing work slowdowns in the Pacific Northwest ports of Seattle and Tacoma.  To date, Matson’s operations have not been significantly impacted, but SSAT’s productivity has been negatively impacted by these work slowdowns. We cannot predict when these negotiations will be completed or the duration of these work slowdowns, nor can any assurance be given that (i) these work slowdowns in the Pacific Northwest will not continue or increase, (ii) work slowdowns will not expand to other ports where Matson or SSAT operates or that other disruptions, strikes or lock-outs may occur as a result of the failure of the PMA (as it relates to the U.S. Pacific Coast) or the Company (as it relates to Hawaii or certain Pacific Coast office clerical workers) to successfully negotiate new collective bargaining agreements with the ILWU, or (iii) these slowdowns will not have a negative financial impact on Matson’s or SSAT’s results of operations. In addition, once these negotiations conclude, the Company could be adversely affected by the outcome of these negotiations including, but not limited to, increases in labor costs and less favorable labor work practices.

There were no other material changes to the Company’s risk factors that are disclosed in its Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 — 31, 2014	—	—	—	—
August 1 — 31, 2014	—	—	—	—
September 1 — 30, 2014	—	—	—	—

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

10.2	Matson, Inc. Excess Benefits Plan, amended and restated effective as of August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.3	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.4	Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated October 24, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: November 7, 2014	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 7, 2014	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)