Form 10-K
period 2014-12-31
Matson, Inc.
filed 2015-02-27
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None

Number of shares of Common Stock outstanding at February 24, 2015:

43,385,305

Aggregate market value of Common Stock held by non-affiliates at June 30, 2014:

$1,144,794,947

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 23, 2015.

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2014

PART I

ITEM 1.  BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the years ended December 31, 2014, 2013 and 2012, see Note 14 to the consolidated financial statements in Item 8 of Part II below.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the island economies of Hawaii, Guam and Micronesia, and also operates a premium, expedited service from China to Long Beach, California.  In January 2013, Matson began providing ocean services to various islands in the South Pacific including New Zealand, Fiji, Samoa, American Samoa, Tonga and the Cook Islands, and later expanded service to include Australia to the Solomon Islands, and Nauru.  Matson’s fleet consists of 18 owned and three chartered vessels including containerships, combination container/roll-on/roll-off ships, and custom-designed barges.

Matson also provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers through Matson Terminals, Inc. (“Matson Terminals”), a wholly-owned subsidiary of MatNav, on the islands of Oahu, Hawaii, Maui and Kauai.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

Horizon Acquisition:  On November 11, 2014, Matson and Horizon Lines, Inc. (“Horizon”) announced that MatNav and Horizon entered into a definitive merger agreement pursuant to which Horizon will be merged with a subsidiary of MatNav.  As a result, Matson will acquire Horizon’s Alaska operations and assume all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Transaction”).  Separately, on the same day, Horizon announced that it agreed to sell its Hawaii operations to The Pasha Group (“Pasha”), (the “Pasha Transaction”), and cease all of its operations in Puerto Rico.  On February 25, 2015, the stockholders of Horizon approved the adoption of the definitive merger agreement. The Horizon Transaction is conditioned on the Pasha Transaction closing and other customary closing conditions.  The Pasha Transaction is subject to clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The total value for the Horizon Transaction is approximately $456.0 million (before transaction costs), based on Horizon’s net debt outstanding as of September 21, 2014, less the anticipated proceeds from the Pasha Transaction.  The Company will fund the Horizon Transaction from cash on hand and available borrowings under its revolving credit facility.

Separation Transaction:  On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies, Matson, Inc., and Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

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

A.            BUSINESS DESCRIPTION

(1)           Ocean Transportation

Matson’s Hawaii service provides ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.  Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods, building materials, automobiles and household goods.  Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities, food and beverages, and livestock.  The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight and automobiles.

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

Matson’s Guam service provides weekly container and conventional freight services between the U.S. West Coast and Guam.  Additionally, Matson provides freight services from Guam to the Commonwealth of the Northern Mariana Islands.

Matson’s Micronesia service provides container and conventional freight services between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam.

In January 2013, Matson purchased the primary assets of a South Pacific ocean freight carrier based in Auckland, New Zealand.  Matson named this new business “Matson South Pacific,” which currently transports freight between New Zealand, Australia and other South Pacific Islands including Nauru, Fiji, Samoa, American Samoa, Tonga, the Cook Islands, and the Solomon Islands.

Matson’s Vessel Information:  Matson’s fleet includes 18 owned and three chartered vessels.  The Matson-owned fleet represents an initial investment of approximately $1.3 billion and consists of: 11 containerships; three combination container/roll-on/roll-off ships; one roll-on/roll-off barge; and three container barges equipped with cranes.  The majority of vessels in the Matson-owned fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act of 1936 (see Note 6 to the consolidated financial statements in Item 8 of Part II below for additional information about the CCF).

During the fourth quarter of 2013, MatNav and Aker Philadelphia Shipyard, Inc. (“APSI”) entered into definitive agreements pursuant to which APSI will construct two new 3,600 twenty-foot equivalent unit (“TEU”) Aloha-class containerships with dual-fuel capable engines, which are expected to be delivered during the third and fourth quarters of 2018 (the “Shipbuilding Agreements”), at a cost of approximately $418.0 million.  APSI’s obligations under the Shipbuilding Agreements are guaranteed by Aker Philadelphia Shipyard ASA.

As a complement to its fleet, as of December 31, 2014, Matson owns approximately 32,400 containers and 9,800 chassis, which represents an initial investment of approximately $278 million, and miscellaneous other equipment.  Matson also leases approximately 8,100 containers and 7,200 chassis.  Capital expenditures incurred by Ocean Transportation in 2014 for vessels, equipment and systems totaled approximately $27.8 million.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society requirements.  These standards require that our ships undergo two dry-docking inspections within a five-year period.  However, all of Matson’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible ships to meet their intermediate dry-docking requirement with a far less costly underwater inspection.

Matson operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  Matson is responsible for ensuring that the owned and bareboat chartered ships meet international standards for seaworthiness, which among other requirements generally mandate that Matson perform two dry-docking inspections every five years.  The dry-dockings of Matson’s time chartered vessels are the responsibility of the ships’ owners.

Vessels owned and chartered by Matson as of December 31, 2014 are as follows:

							Usable Cargo Capacity
					Maximum	Maximum	Containers		Vehicles
	Owned/	Official	Year		Speed	Deadweight	Reefer
Vessel Name	Chartered	Number	Built	Length	(Knots)	(Long Tons)	Slots	TEUs(1)	Autos	Trailers
Diesel-Powered Ships
MAUNALEI	Owned	1181627	2006	681’ 1”	22	33,771	328	1,992	—	—
MANULANI	Owned	1168529	2005	712’ 0”	23	29,517	284	2,378	—	—
MAUNAWILI	Owned	1153166	2004	711’ 9”	23	29,517	326	2,378	—	—
MANUKAI	Owned	1141163	2003	711’ 9”	23	29,517	326	2,378	—	—
OLOMANA (4)	Owned	1559	1999	381’5”	14	5,364	68	521	—	—
R.J. PFEIFFER	Owned	979814	1992	713’ 6”	23	27,100	300	2,245	—	—
MOKIHANA	Owned	655397	1983	860’ 2”	23	29,484	354	1,994	1,323	38
MANOA	Owned	651627	1982	860’ 2”	23	30,187	408	2,824	—	—
MAHIMAHI	Owned	653424	1982	860’ 2”	23	30,167	408	2,824	—	—
LILOA (4)	Chartered	4681	2003	358’ 11”	15	5,934	30	513	—	—
IMUA II (4)	Chartered	9184237	2005	388’ 6”	15	8,071	90	630	—	—
MANA (4)	Chartered	4958	1997	329’ 9”	13	4,508	60	384	—	—

Steam-Powered Ships
KAUAI	Owned	621042	1980	720’ 5”	22	26,308	276	1,644	44	—
MAUI	Owned	591709	1978	720’ 5”	22	26,623	252	1,644	—	—
MATSONIA	Owned	553090	1973	760’ 0”	21	22,501	258	1,727	450	85
LURLINE	Owned	549900	1973	826’ 6”	21	22,213	246	1,646	761	55
LIHUE	Owned	530137	1971	787’ 8”	21	38,656	188	2,018	—	—

Barges
WAIALEALE (2)	Owned	978516	1991	345’ 0”	—	5,621	36	—	230	45
MAUNA KEA (3)	Owned	933804	1988	372’ 0”	—	6,837	70	379	—	—
MAUNA LOA (3)	Owned	676973	1984	350’ 0”	—	4,658	78	335	—	—
HALEAKALA (3)	Owned	676972	1984	350’ 0”	—	4,658	78	335	—	—

(1)   “Twenty-foot Equivalent Units” (including trailers).  TEU is a standard measure of cargo volume correlated to the volume of a standard 20-foot dry cargo container.

(2)   Roll-on/roll-off barge.

(3)   Container barges equipped with cranes.

(4)   Except for these four foreign-flagged vessels, all vessels are U.S. flagged and are Jones Act qualified.

(2)           Terminals

Matson Terminals provides container stevedoring, container equipment maintenance and other terminal services for Matson and another ocean carrier at a 105-acre marine terminal in Honolulu.

The terminal facility, which can accommodate three vessels at one time, is leased through September 2016 from the State of Hawaii.  Matson is currently in the process of renewing this lease.  Matson Terminals owns and operates seven cranes at the terminal.  Matson Terminals also provides container stevedoring and other terminal services to Matson and other vessel operators on the islands of Hawaii, Maui and Kauai.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast and to MatNav at several of those facilities.  Matson records its share of income in the joint venture in operating expenses within the Ocean Transportation segment due to the nature of SSAT’s operations.

(3)           Logistics and Other Services

Matson Logistics is a transportation intermediary that provides intermodal rail services, highway, warehousing and distribution, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.

Matson Logistics also provides freight forwarding, consolidation, customs brokerage, purchase order management and non-vessel operating common carrier services.  Matson Logistics Warehousing provides warehousing and distribution services in Northern and Southern California, and in Georgia.  Through Matson Logistics Warehousing, Matson Logistics provides its customers with a full suite of rail, highway, warehousing and distribution services.

Matson Logistics is able to reduce transportation costs for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by such services as shipment tracking and tracing, and single-vendor invoicing.  Matson Logistics operates six customer service centers, including one in China (for supply chain services), and has sales offices throughout the United States.

(4)           Maritime Laws and the Jones Act

Maritime Laws:  All interstate and intrastate marine commerce within the U.S. falls under the Merchant Marine Act of 1920 (commonly referred to as the Jones Act).

The Jones Act is a long-standing cornerstone of U.S. maritime policy.  Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, manned by predominantly U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75 percent owned by U.S. citizens.  U.S.-flagged vessels are generally required to be maintained at higher standards than foreign-flagged vessels and are subject to rigorous supervision and inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members.  Under Section 27 of the Jones Act, the carriage of cargo between the U.S. West Coast, Hawaii and Alaska on foreign-built or foreign-documented vessels is prohibited.

During 2014, approximately 63 percent of Matson’s revenues generated by ocean transportation services came from trades that were subject to the Jones Act.  Matson’s trade route between the U.S. West Coast and Hawaii is included within the non-contiguous Jones Act market.  As an island economy, Hawaii is highly dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to keep store shelves stocked, reduces inventory costs and helps move local products to market.  Matson’s vessels operating in this trade route are fully Jones Act qualified.

Matson is a member of the American Maritime Partnership (“AMP”), which supports the retention of the Jones Act and similar cabotage laws.  The Jones Act has broad support from both houses of Congress.  Matson also believes that the ongoing war on terrorism has further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.  AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.  Repeal of the Jones Act would allow foreign-flag vessel operators that do not have to abide by all U.S. laws and regulations, to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S.-flagged and predominantly U.S. crewed, but not U.S. built.

Cabotage laws are not unique to the United States, and similar laws exist around the world in over 50 countries, including regions in which Matson provides ocean transportation services.  Any changes in such laws may have an impact on the services provided by Matson in those regions.

(5)           Competition

Hawaii Service:  Matson’s Hawaii service has one major containership competitor, Horizon Lines, Inc. (“Horizon”), which serves Long Beach and Oakland, California, Tacoma, Washington, and Honolulu, Hawaii.  The Hawaii service also has one additional liner competitor, Pasha Hawaii Transport Lines, LLC, a subsidiary of Pasha, that operates a roll-on/roll-off ship, specializing in the carriage of automobiles, large pieces of rolling stock, such as trucks and buses, as well as a limited amount of household goods and containers.  Pasha is also expected to launch a new combination container/ roll-on/roll off vessel during the first half of 2015, which will increase containership capacity in the Hawaii trade.  In addition, if the Pasha Transaction (see “Horizon Acquisition” above) is cleared by the U.S. Department of Justice and Pasha acquires Horizon’s Hawaii operations, Pasha will be the second major liner carrier operating in Hawaii instead of Horizon.

There also are two barge operators, Aloha Marine Lines and Sause Brothers, which offer service between the U.S. West Coast and Hawaii.

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide competition for Matson’s Hawaii service.  Asia, Australia, New Zealand, and the South Pacific islands have direct foreign-flag services to Hawaii.  Mexico, South America and Europe have indirect foreign-flag services to Hawaii.  Other competitors in the Hawaii service include two common carrier barge services, unregulated proprietary operators, and contract carriers of bulk cargoes.  Air freight competition for time-sensitive and perishable cargoes exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircrafts and by relatively high air freight rates.  Over the years, additional barge competitors periodically have entered and left the U.S.-Hawaii trades, mostly from the Pacific Northwest.

Matson vessels are operated on schedules that provide shippers and consignees regular day-of-the-week sailings from the U.S. Pacific Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 150 westbound sailings per year, which is greater than its domestic liner ocean competitors’ combined sailings.  One of Matson’s westbound sailings each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two per week.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its container equipment, a dedicated neighbor islands barge network, its efficiency and experience in handling cargoes of all types, and competitive pricing.

China Service:  Major competitors to Matson’s China service include large international carriers such as COSCO, Hanjin, MSC, Evergreen, China Shipping, Maersk, APL, “K” Line, OOCL, Hyundai and NYK Line.  Matson competes by offering fast and reliable freight availability from the ports of Xiamen, Ningbo and Shanghai in China to Long Beach, California using its newest and most fuel efficient ships, providing fixed day arrivals in Long Beach and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated Long Beach terminal providing fast truck turn times, an off-dock container yard, one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Xiamen, Ningbo and Shanghai.

Guam Service:  Matson’s Guam service competes with several foreign carriers that call at Guam with less frequent service, along with Waterman Steamship Corporation, a U.S.-flagged carrier, which periodically calls at Guam.

Micronesia and the South Pacific Services:  Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Logistics:  Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services.  The industry is highly fragmented and, therefore, competition varies by geography and areas of service.  Matson Logistics competes most directly with C.H. Robinson Worldwide, the Hub Group, and other large and small freight brokers and intermodal marketing companies, and asset-invested market leaders like JB Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air services.

For 2014, the Company’s ten largest Ocean Transportation customers accounted for approximately 25 percent of the Company’s Ocean Transportation revenue, and the Company’s ten largest Logistics customers accounted for approximately 26 percent of the Company’s Logistics revenue.  None of these customers accounted for more than 10 percent of the Company’s revenues in their respective operating segments.

(6)          Rate Regulations and Fuel Costs

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates.  A rate in the noncontiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index.

During 2014, Matson applied the following general rate increases per container, and terminal handling charge increases per container, in its Hawaii and Guam services:

	General Rate Increase			Terminal Handling Charge Increase
	Hawaii			Hawaii
Effective date:	Westbound	Eastbound	Guam (1)	Westbound	Eastbound	Guam (1)
January 5, 2014	$175	$85	—	$50	$25	—
January 26, 2014	—	—	$275	—	—	$75

(1)    Increases in Guam apply to both westbound and eastbound containers.

Matson’s Ocean Transportation services engaged in U.S. foreign commerce are subject to the jurisdiction of the Federal Maritime Commission (“FMC”).  The FMC is an independent regulatory agency that is responsible for the regulation of ocean-borne international transportation of the U.S.  Conducting business in foreign shipping markets subjects the Company to certain risks (see Item 1A of Part I below for additional information about such risks).

During 2014, Matson’s fuel-related surcharges for its Hawaii and Guam services were as follows:

	Fuel-related Surcharge
Effective date:	Hawaii	Guam
December 31, 2013	34.5%	36.5%
March 23, 2014	39.5%	41.5%
June 8, 2014	42.5%	43.0%
November 2, 2014	37.5%	38.0%
December 21, 2014	35.5%	36.0%

(7)          Seasonality

Matson’s Ocean Transportation services typically experience seasonality in volume, generally following a pattern of increasing volumes starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent weakening of demand in the fourth and first quarters.  As a result, earnings tend to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earning variability.  In addition, in the China trade, volume is driven primarily by U.S. consumer demand for goods during key retail selling seasons while freight rates are impacted mainly by macro supply and demand variables.  Matson’s Logistics services are not significantly impacted by seasonality factors.

B.            EMPLOYEES AND LABOR RELATIONS

As of December 31, 2014, Matson and its subsidiaries had 1,056 employees, of which 285 employees were covered by collective bargaining agreements with unions.  Of these covered employees, 252 are subject to collective bargaining agreements that expired in 2014.  These numbers do not include billets on ships discussed below, employees of SSAT or contractors.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast.  The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2014.  On February 20, 2015, the PMA and the ILWU announced a tentative agreement on a new five-year contract covering longshore workers at all 29 U.S. West Coast ports.  The tentative agreement is subject to ratification by both the PMA and ILWU, and no assurance can be given that the tentative agreement will be ratified by both parties.  If the tentative agreement is not ratified, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

Matson also has collective bargaining agreements with ILWU labor in Hawaii, and ILWU office clerical workers in Oakland, each of which expired on June 30, 2014.  Workers under these agreements are operating under extensions with the unions.  With a tentative agreement reached between the PMA and the ILWU, negotiations with the ILWU labor in Hawaii are expected to resume, and negotiations with the ILWU office clerical workers in Oakland are expected to commence; however no assurance can be given that agreements will be reached without slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s operations.

At December 31, 2014, the active Matson fleet employed seagoing personnel in 235 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees, because seagoing personnel rotate between active sea-duty and time ashore. Matson’s seagoing employees are represented by six unions, three representing unlicensed crew members and three representing licensed crew members.  Matson negotiates directly with these unions.  Matson’s unlicensed union contracts with the Seafarer’s International Union, the Sailors Union of the Pacific and the Marine Firemen’s Union were renewed in mid-2013 and extend through June 30, 2017.  Matson’s contracts with the American Radio Association were renewed in mid-2013 and extend through August 15, 2016.  Matson’s contracts with the Masters, Mates & Pilots will expire on June 15, 2023 for 13 vessels and on August 15, 2023 for one managed vessel.  Matson’s contract with the Marine Engineers Beneficial Association will expire on August 15, 2018.

The absence of strikes and the availability of labor through hiring halls are important to the maintenance of profitable operations by Matson.  Over the past 40 years, Matson’s operations have been significantly disrupted by only one labor dispute, which occurred in 2002 when the ILWU workers were locked out for ten days on the U.S. West Coast.

During 2014, Matson contributed to multiemployer pension plans for vessel crews.  If Matson were to withdraw from or significantly reduce its obligation to contribute to any one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  If any third parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson also participates in a multiemployer pension plan for its office clerical workers in Long Beach.  Matson Terminals participates in two multiemployer pension plans for its Hawaii ILWU non-clerical employees (see Note 9 to the consolidated financial statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multiemployer pension plans).

C.            ENERGY

Matson purchases fuel oil, lubricants and gasoline for its operations, and also pays fuel surcharges to drayage providers and rail carriers.  Fuel oil is by far Matson’s largest energy-related expense.  In 2014, Matson used approximately 306,000 metric tons of fuel oil for its vessels, compared with 302,000 metric tons in 2013, at an average price per metric ton of $661 and $691 for the years ended December 31, 2014 and 2013, respectively.

D.            AVAILABLE INFORMATION

Matson makes available, free of charge on or through its Internet website, Matson’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the U.S. Securities and Exchange Commission (“SEC”).  The address of Matson’s Internet website is www.matson.com.  The contents of our website are not incorporated by reference into this Form 10-K.

The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding Matson and other issuers that file electronically with the SEC.  The public may read and copy any materials Matson files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The address of the SEC’s Internet website is www.sec.gov.

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

A weakening of the U.S., Guam, Asian, South Pacific or global economies may adversely impact the level of freight volumes and freight rates.  Within the U.S., a weakening of economic drivers in Hawaii, which include tourism, military spending, construction starts, personal income growth, and employment, or the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, may further reduce the demand for goods to and from Hawaii and Asia, travel to Hawaii and domestic transportation of goods, adversely affecting inland and ocean transportation volumes or rates.  We are unable to determine the full impact of congressional budget action on our carriage of military cargo, but we believe it continues to negatively impact us, and we could continue to be impacted by future cuts to federal programs, including Defense Department programs as a result of congressional budget action.  In addition, overcapacity in the global or transpacific ocean transportation markets or a change in the cost of goods or currency exchange rates may adversely affect freight volumes and rates in the Company’s China service.

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

One current competitor, Pasha, expects to launch a new combination container/ roll-on/roll off vessel during the first half of 2015, which will increase containership capacity in the Hawaii trade, and could affect rates and volumes in the Hawaii trade lane on an intermediate term basis.  In addition, Pasha has agreed to buy Horizon’s Hawaii business, which could alter the competitive dynamics in the Hawaii trade.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with key vendors, agents and customers, and derive a significant portion of their revenues from the Company’s largest customers.  The Company could be adversely affected by any changes in the services provided, or changes to the costs of services provided by key vendors and agents.  Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business.  The Company’s business also relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  For 2014, the Company’s Ocean Transportation segment’s ten largest customers accounted for approximately 25 percent of the business’ revenue.  For 2014, the Company’s Logistics segment’s ten largest customers accounted for approximately 26 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

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

As of December 31, 2014, Matson and its subsidiaries had 1,056 employees, of which 285 employees were covered by collective bargaining agreements with unions.  Of these covered employees, 252 are subject to collective bargaining agreements that expired in 2014.  In addition, at December 31, 2014, the active Matson fleet employed seagoing personnel in 235 billets.  Each billet corresponds to a position on a ship that typically is filled by two or more employees, because seagoing personnel rotate between active sea-duty and time ashore.  Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT and its parent company, SSA, that employ persons covered by collective bargaining agreements.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast.  The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2014.  On February 20, 2015, the PMA and the ILWU announced a tentative agreement on a new five-year contract covering longshore workers at all 29 U.S. West Coast ports.  The tentative agreement is subject to ratification by both the PMA and ILWU, and no assurance can be given that the tentative agreement will be ratified by both parties.  If the tentative agreement is not ratified, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

Matson also has collective bargaining agreements with ILWU labor in Hawaii, and ILWU office clerical workers in Oakland, each of which expired on June 30, 2014.  Workers under these agreements are operating under extensions with the unions.  With a tentative agreement reached between the PMA and the ILWU, negotiations with the ILWU labor in Hawaii are expected to resume, and negotiations with the ILWU office clerical workers in Oakland are expected to commence; however no assurance can be given that agreements will be reached without slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s operations.

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

The Company maintains casualty and liability insurance policies, which are generally subject to large retentions and deductibles.  Some types of losses, such as losses resulting from a port blockage, generally are not insured.  In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk.  Other risks are uninsured because insurance coverage may not be commercially available.  Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.  The Company leases a 105-acre marine terminal at Honolulu, Hawaii that expires in September 2016.  The Company is currently in the process of renewing this lease.

If we are not able to use our information technology and communications systems effectively, our ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively.  Our information technology systems rely on third party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers.  We have no control over the operations of these third-party service providers.  If our information technology and communications systems experience reliability issues, integration or compatibility concerns or if our third party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of our information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or a loss of customers that could have an adverse effect on our business.

Our information technology systems may be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The Company relies extensively on its information technology systems and third party service providers, including for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems.  Despite our continuous efforts to make investments in our information technology systems, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, our information technology and communication systems may be vulnerable to cybersecurity risks faced by other large companies in our industry.  Our systems may be susceptible to computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.  Any failure, breach or unauthorized access to the Company’s or third-party systems could result in the loss of confidential, sensitive or proprietary information, interruptions in its service or production or otherwise impact our ability to conduct business operations, and could result in potential reductions in revenue and profits, damage to its reputation or liability.

Loss of the Company’s key personnel could adversely affect its business.

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees.  The loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience and knowledge of the Company’s business and customer relationships.  If key employees depart, the Company may have to incur significant costs to replace them, and the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner.  The Company does not maintain key person insurance on any of its key personnel.

The Company is involved in a joint venture and is subject to risks associated with joint venture relationships.

The Company is involved in a terminal joint venture, SSAT, and may initiate future joint venture projects.  A joint venture involves certain risks such as:

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

In addition, the Company relies on the terminal joint venture, SSAT, and SSA for its stevedoring services on the U.S. West Coast.  The Company could be adversely affected by any changes in the services provided, or to the costs of such services provided by the Company’s terminal joint venture, SSAT, and SSA.

The Company is subject to risks associated with conducting business in foreign shipping markets.

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

•                  Currency exchange rate fluctuations and our ability to manage these fluctuations;

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

The Company’s growth strategy includes expansion through acquisitions.  Acquisitions may result in difficulties in assimilating acquired assets or companies, and may result in the diversion of the Company’s capital and its management attention from other business issues and opportunities.  The Company may not be able to integrate companies that it acquires successfully, including their personnel, financial systems, distribution, operations and general operating procedures.  The Company may also encounter challenges in achieving appropriate internal control over financial reporting in connection with the integration of an acquired company.  The Company may pay a premium for an acquisition, resulting in goodwill that may later be determined to be impaired, adversely affecting the Company’s financial condition and results of operations.  For a discussion of risks related to the pending acquisition of the stock of Horizon Lines, Inc., see “Risks Related to the Pending Acquisition of Horizon” set forth below.

Risks Relating to the Pending Acquisition of Horizon

The pending acquisition of Horizon is subject to conditions that may not be satisfied on a timely basis, or at all.

The consummation of the pending acquisition of Horizon is subject to a number of conditions that must be satisfied or waived, including, among others, the absence of a material adverse effect in connection with Horizon’s non-Hawaii business and that there is no significant financial impact as a result of Horizon operating the main engines on its Alaska ships on ultra-low-sulfur fuel (Horizon announced it received an exemption from the requirement that it operate its ships on ultra-low-sulfur fuel on January 9, 2015).  There can be no assurance that the conditions to closing the merger will be satisfied or that the merger will be completed.

If the acquisition of Horizon is not completed on a timely basis, or at all, the Company’s business could be adversely affected, and the Company will be subject to a number of risks, including the following:

•                  We may not realize any of the benefits expected from its consummation;

•                  Time and resources committed by our management to matters relating to the acquisition of Horizon (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities; and

•                  The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the acquisition of Horizon will be completed.

This loss of benefits, or the increase in risks, could have a material adverse effect on our business.

Completion of the Horizon acquisition is conditioned upon the consummation of Horizon’s pending transaction with Pasha, which may take longer than expected or not occur at all.

The consummation of the Horizon Transaction is conditioned upon the completion of the Pasha Transaction.  Before the Pasha Transaction may be completed, the waiting periods (and any extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended must have been terminated or expired, Pasha must have funds necessary to pay its purchase price, and other customary closing conditions must be satisfied.  On January 12, 2015, Horizon and Pasha received a second request for additional information and documentary material from the U.S. Department of Justice, which has the effect of extending the waiting period until 30 days after both Horizon and Pasha have substantially complied with the second request.  Although Horizon and Pasha have agreed to use their best efforts to obtain the requisite governmental approvals, there can be no assurances that these approvals will be obtained, or to the timing of such approvals.

The Company may fail to realize the anticipated benefits of the Horizon acquisition, and the continuing integration process could adversely impact our ongoing operations.

We may fail to realize some or all of the anticipated benefits of the Horizon acquisition if the integration process takes longer or is more costly than expected or otherwise fails to meet our expectations.  In addition, we anticipate that the overall integration of Horizon’s non-Hawaii business will be a time-consuming and expensive process that could significantly disrupt our business.

Potential difficulties and challenges we may encounter in the integration process include the following:

•                  The integration of key employees, strategies and operations;

•                  The disruption of ongoing businesses and distraction of our management team from ongoing business concerns;

•                  The creation of a need for additional compliance, documentation, risk management and internal control procedures;

•                  Costs necessary to establish and maintain effective internal controls for Horizon;

•                  Inability to maintain the key business and customer relationships of Horizon;

•                  Harm to our existing business relationships;

•                  Litigation for activities of Horizon, including claims from terminated employees, customers, former stockholders or other third parties;

•                  The creation of uniform standards, controls, procedures, policies and information systems; and

•                  The integration of corporate cultures and maintenance of employee morale.

The acquisition of Horizon may expose us to unknown liabilities.

Following the completion of the acquisition of Horizon, we will be subject to all of the liabilities of Horizon’s non-Hawaii business.  If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected.  We may learn additional information about Horizon’s non-Hawaii business that adversely affects us, such as unknown liabilities or other issues that could affect our ability to comply with other applicable laws.  Moreover, Horizon may not be able to collect in full on its indemnification rights against Hawaii liabilities under the agreements in the Pasha Transaction.

We may be required to record a significant charge to earnings if recorded goodwill associated with the Horizon Acquisition becomes impaired.

Following the completion of the acquisition of Horizon, we expect to record a significant intangible asset related to goodwill.  We are required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less that its carrying amount.  Factors that could lead to an impairment of goodwill include any significant adverse changes affecting the reporting unit’s financial condition, results of operations, and future cash flows.

We may be required to record future charges to earnings if goodwill associated with the Horizon Acquisition become impaired.  Any such charge would adversely impact our financial results.

We have incurred, and expect to continue incurring, substantial expenses related to the pending acquisition.

We have incurred, and expect to continue incurring, substantial expenses in connection with completing the acquisition of Horizon and integrating the operations of Horizon with our operations.  While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our transaction and integration expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  As a result, the transaction and integration expenses associated with the acquisition of Horizon could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of Horizon following the completion of the acquisition of Horizon.

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

The Company could be faced with regulatory compliance obligations, third party or governmental agency claims, disputes, legal or other proceedings, fines, penalties, natural resource damages, inquiries or investigations or other regulatory actions in connection with the release of molasses into Honolulu Harbor in September 2013.  The Company cannot currently estimate the potential impact of any such events, but such events could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s financial position, results of operations, or cash flows.  See “Legal Proceedings” below.

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

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected.  In addition, the Company’s advantage as a U.S.-citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.  If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

Non-compliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Company leases a 105-acre marine terminal at Honolulu, Hawaii.  The lease expires in September 2016, and the Company is currently in the process of renewing this lease.  The Company’s other primary terminal facilities located at the Port of Seattle, Washington, and the Ports of Oakland and Long Beach, California, are leased by the Company’s terminal joint venture partner, SSAT.  The Company leases seven acres at West Oahu, Hawaii, and 30 acres at Polaris Point, Guam that are used as container depots.  The following is a summary of the Company’s other significant facilities:

Location	Description of Facility	Square Footage
Honolulu, Hawaii	Corporate headquarters	16,444
Oakland, California	Office	47,580
Phoenix, Arizona	Office	22,808
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Auckland, New Zealand	Office	3,832
Shanghai, China	Office	7,240
Pooler, Georgia	Warehouse facility	710,844
Oakland, California	Warehouse facility	400,000
Black Creek, Georgia	Warehouse facility	367,265
Pooler, Georgia	Warehouse facility	324,832
Hayward, California	Warehouse facility	214,000
Rancho Dominguez, California	Warehouse facility	141,000
Oakland, California	Warehouse facility	132,000
Alameda, California	Storage facility	47,500

For additional information about the Company’s properties, refer to “Business Description” in Item 1 of Part 1 above.

ITEM 3.  LEGAL PROCEEDINGS

See “Business — Business Description - Rate Regulations and Fuel Costs” above for a discussion of rate and other regulatory matters in which Matson is routinely involved.

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

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies:  (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the U.S. Environmental Protection Agency (the “EPA”) (Region IX).

On October 21, 2014, the U.S. Attorney for the District of Hawaii (the “U.S. Attorney”) filed an Information with the U.S. District Court for the District of Hawaii (the “Court”) charging Matson Terminals, Inc. (“MTI”), the subsidiary of the Company that operated the pipeline, with two misdemeanor violations of Section 407 of the Rivers and Harbors Act of 1899 (the “Refuse Act”) arising from the molasses release.  The U.S. Attorney also filed a Memorandum of Plea Agreement (the “Plea Agreement”), subject to the approval of the Court, to resolve federal criminal charges arising from the molasses release.  Pursuant to the Plea Agreement, MTI agreed to plead guilty to the two violations of the Refuse Act and to pay $1.0 million, comprised of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of the shoreline.  On October 24, 2014, MTI entered a guilty plea in the Court.  On January 29, 2015, MTI executed an Amended Plea Agreement that was accepted by the Court which then sentenced MTI to make the payments described above. On February 24, 2015, the EPA informed the Company that it will not seek to debar MTI and its affiliates from obtaining future U.S. government contracts.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  As of February 24, 2015, there were 2,515 shareholders of record of Matson common stock.  In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

*                 $100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Trading volume averaged 273,309 shares a day in 2014 compared with 228,479 shares a day in 2013 and 245,085 shares a day in 2012.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for each fiscal quarter during 2014 and 2013, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close
2014
First Quarter	$0.160	$26.88	$22.50	$24.69
Second Quarter	$0.160	$26.91	$22.48	$26.84
Third Quarter	$0.170	$29.54	$25.02	$25.03
Fourth Quarter	$0.170	$36.73	$24.48	$34.52

2013
First Quarter	$0.150	$27.69	$23.92	$24.60
Second Quarter	$0.150	$26.44	$21.51	$25.00
Third Quarter	$0.160	$29.47	$25.00	$26.23
Fourth Quarter	$0.160	$27.85	$23.46	$26.11

Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.  Matson’s Board of Directors declared a cash dividend of $0.17 per share payable on March 5, 2015 to shareholders of record on February 12, 2015.

The Company did not repurchase any of its common stock in 2014, 2013 or 2012.

See the subsection captioned “Equity Compensation Plan Information” in Matson’s 2015 Proxy Statement for information regarding securities authorized for issuance under the Company’s equity compensation plans, which subsection is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The following  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2014	2013	2012	2011	2010
Operating Revenue:
Ocean Transportation	$1,278.4	$1,229.4	$1,189.8	$1,076.2	$1,015.0
Logistics	435.8	407.8	370.2	386.4	355.6
Total Operating Revenue	$1,714.2	$1,637.2	$1,560.0	$1,462.6	$1,370.6

Operating Income:
Ocean Transportation (1)	$131.1	$94.3	$96.6	$73.7	$118.3
Logistics	8.9	6.0	0.1	4.9	7.1
Total Operating Income	140.0	100.3	96.7	78.6	125.4
Interest expense	(17.3)	(14.4)	(11.7)	(7.7)	(8.2)
Income from Continuing Operations Before Income Taxes	122.7	85.9	85.0	70.9	117.2
Income tax expense	(51.9)	(32.2)	(33.0)	(25.1)	(46.7)
Income From Continuing Operations	70.8	53.7	52.0	45.8	70.5
(Loss) Income From Discontinued Operations (net of income taxes)	—	—	(6.1)	(11.6)	21.6
Net Income	$70.8	$53.7	$45.9	$34.2	$92.1

Identifiable Assets:
Ocean Transportation (2)	$1,313.9	$1,168.6	$1,097.2	$1,083.9	$1,084.7
Logistics	87.9	79.7	77.1	76.4	73.8
Other (3)	—	—	—	1,384.0	1,336.1
Total Assets	$1,401.8	$1,248.3	$1,174.3	$2,544.3	$2,494.6

Capital Expenditure from Continuing Operations (4):
Ocean Transportation	$27.8	$33.8	$37.0	$44.2	$69.4
Logistics	0.1	1.4	1.1	3.0	1.8
Total Capital Expenditures	$27.9	$35.2	$38.1	$47.2	$71.2

Depreciation and Amortization from Continuing Operations:
Ocean Transportation	$66.6	$66.4	$69.1	$68.4	$67.6
Logistics	3.1	3.3	3.4	3.2	3.2
Total Depreciation and Amortization	$69.7	$69.7	$72.5	$71.6	$70.8

Earnings Per Share in Income from continuing operations:
Basic	$1.65	$1.26	$1.23	$1.10	$1.71
Diluted	$1.63	$1.25	$1.22	$1.09	$1.70
Earnings Per Share in Net Income:
Basic	$1.65	$1.26	$1.09	$0.82	$2.23
Diluted	$1.63	$1.25	$1.08	$0.81	$2.22

Cash dividends per share declared	$0.66	$0.62	$0.93	$1.26	$1.26

As of December 31:
Shareholders of record	2,509	2,607	2,729	2,923	3,079
Shares outstanding	43.2	42.8	42.6	41.7	41.3
Long-term debt — non-current	$352.0	$273.6	$302.7	$180.1	$136.6

(1)         The Ocean Transportation segment includes $6.6 million, $(2.0) million, $3.2 million, $8.6 million, and $12.8 million, of equity in (loss) income from the Company’s terminal joint venture, SSAT, for 2014, 2013, 2012, 2011, and 2010, respectively.

(2)         The Ocean Transportation segment includes $64.4 million, $57.6 million, $59.6 million, $56.5 million, and $52.9 million, related to the Company’s terminal joint venture equity investment in SSAT as of December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)         Other identifiable assets related to discontinued operations from A&B and the Company’s second China Long Beach Express Service (“CLX2”) of $1.4 billion, and $1.3 billion, as of December 31, 2011, and 2010, respectively.

(4)         Excludes expenditures related to Matson’s acquisitions, which are classified as payments for acquisitions in Cash Flows used in Investing Activities from Continuing Operations within the consolidated statements of cash flows.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Web sites (including Web sites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2015 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including, but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

•                  Consolidated Results of Operations

•                  Analysis of Operating Revenue and Income by Segment

•                  Liquidity and Capital Resources

•                  Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

•                  Other Matters

BUSINESS OUTLOOK

The Business Outlook provides the Company’s views on current conditions and trends in the various markets it serves, recent Company performance and its near-term prospects.  The following information updates the quarterly filings made by the Company throughout 2014.  All forward-looking statements made herein are qualified by the inherent risks of the Company’s operations and the markets it serves, as more fully described in the Risk Factors set out in Item 1A.

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

In the China trade, volume is driven primarily by U.S. consumer demand for goods during key retail selling seasons while freight rates are impacted mainly by macro supply and demand variables.  Currently, there is a global surplus of container vessel capacity, and a recent market survey conducted by Alphaliner estimates that 1.75 million TEUs of new vessel capacity will be delivered in 2015.  While excess vessel capacity may be mitigated through vessel scrapping, deferral of new vessel deliveries, vessel lay-ups and slow steaming, transpacific freight rates depend primarily upon rational carrier management of industry capacity.

In the Guam trade, the competitive environment has historically impacted financial results, and to a lesser degree, overall market volume.  Currently, the Company is the sole carrier of containerized freight from the U.S. West Coast to Guam following the departure of its major competitor from the trade lane in mid-November of 2011.

All trade lanes for Matson’s Ocean Transportation services typically experience seasonality in volume and generally follow a pattern of increasing volumes starting in the second quarter of each year culminating in a peak season throughout the third quarter, with subsequent weakening of demand in the fourth and first quarters.  As a result, earnings tend to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability.

Ocean Transportation:  Market growth continued in Hawaii during the fourth quarter 2014; however, the Company experienced modest competitive losses in eastbound backhaul freight.  The Company believes that the Hawaii economy is in a multi-year recovery and is anticipating modest market growth in the trade in 2015.  However, containership capacity is projected to increase in the first half of 2015 as a competitor is expected to launch an additional new vessel into the trade.  As a result, the Company expects its 2015 Hawaii container volume to approximate the 2014 level.

During the fourth quarter 2014, the Company realized significantly higher freight rates in its China trade, reflecting the high demand for its expedited transpacific service, which was amplified by cargo availability delays experienced by other ocean carriers associated with port congestion on the U.S. West Coast.  International vessel overcapacity is expected to continue in 2015 with vessel deliveries outpacing demand growth.  The Company expects strong demand for its expedited service to continue in 2015 resulting in high vessel utilization levels and premium freight rates.

In Guam, the Company’s container volume increased modestly in the fourth quarter due to general market growth.  In 2015, the Company expects market growth in Guam to result in flat to modestly higher container volume compared to 2014, assuming no new competitors enter the market.

The Company plans to maintain its core nine-ship fleet deployment throughout 2015 for the trade lanes referenced above.

The Company’s terminal joint venture, SSAT, showed slight year over year improvement in operating results during the fourth quarter.  Notwithstanding the productivity challenges resulting from the ongoing port congestion on the U.S. West Coast, the Company expects modest profit at SSAT for 2015.

Additionally, Matson incurred $4.6 million in legal fees, penalties, and other expenses in 2014 related to the molasses released into Honolulu Harbor in September 2013.  At this stage in the proceedings, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.

For the full year 2015, Ocean Transportation operating income is expected to be modestly higher than 2014.  The Company expects operating income for the first quarter of 2015 to approach levels achieved in the fourth quarter 2014 due to higher freight rates in the China trade, the timing of fuel surcharge collections, and modest volume growth in our core trade lanes.

The Company’s outlook for 2015 excludes any future effects from the September 2013 molasses incident and the pending transaction with Horizon Lines, Inc., pursuant to which the Company will acquire the stock of Horizon, which will include Horizon’s Alaska operations and the assumption of all of Horizon’s non-Hawaii business assets and liabilities.

Logistics:  Volume growth in Logistics’ highway businesses extended into the fourth quarter 2014 and, combined with highway yield improvements, drove an increase in operating income margin to 2.8 percent.  The Company expects 2015 operating income to exceed the 2014 level of $8.9 million, driven by continued volume growth, expense control and improvements in warehouse operations.

Interest Expense:  The Company expects its interest expense in 2015 to decrease slightly from the 2014 amount of $17.3 million.

Income Tax Expense:  The effective tax rate for the fourth quarter 2014 was 38.4 percent as compared to 49.3 percent in the fourth quarter 2013.  The rate for the fourth quarter 2013 was higher primarily due to the impact of the litigation charge, and a change in timing of CCF deposits that led to a corresponding increase in tax expense.  The Company expects its 2015 effective tax rate to be approximately 38.5 percent.

Other:  The Company expects maintenance capital expenditures for 2015 to be approximately $40.0 million and, in addition, has scheduled contract payments of $33.4 million in 2015 relating to its two vessels under construction.  The Company also expects to make additional contributions to its CCF in 2015, which may exceed the $65.5 million net contribution made in 2014.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the consolidated financial statements in Item 8 of Part II below.

Consolidated Results: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$1,714.2	$1,637.2	4.7%
Operating costs and expenses	(1,574.2)	(1,536.9)	2.4%
Operating income	140.0	100.3	39.6%
Interest expense	(17.3)	(14.4)	20.1%
Income before income taxes	122.7	85.9	42.8%
Income tax expense	(51.9)	(32.2)	61.2%
Net income	$70.8	$53.7	31.8%
Basic earnings per share	$1.65	$1.26	31.0%
Diluted earnings per share	$1.63	$1.25	30.4%

Consolidated Operating Revenue for the year ended December 31, 2014 increased $77.0 million, or 4.7 percent, compared to the prior year.  This increase was due to $49.0 million and $28.0 million higher revenues for Ocean Transportation and Logistics, respectively.  The reasons for the operating revenue changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Operating Costs and Expenses for the year ended December 31, 2014 increased $37.3 million, or 2.4 percent, compared to the prior year.  The increase was due to increases of $12.2 million and $25.1 million in costs for Ocean Transportation and Logistics, respectively.  The reasons for the operating expense changes are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2014 was $51.9 million, or 42.3 percent, of income before income taxes, as compared to $32.2 million, or 37.5 percent on income before income taxes, in the prior year.  The increase in income tax rate was principally due to a non-cash valuation allowance recorded against deferred tax assets related to foreign operations, and non-deductible charges related to the acquisition, offset by the release of uncertain tax positions.

Consolidated Results: 2013 compared with 2012:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2013	2012	Change
Operating revenue	$1,637.2	$1,560.0	4.9%
Operating costs and expenses	(1,536.9)	(1,463.3)	5.0%
Operating income	100.3	96.7	3.7%
Interest expense	(14.4)	(11.7)	23.1%
Income from continuing operations before income taxes	85.9	85.0	1.1%
Income tax expense	(32.2)	(33.0)	(2.4%	)
Income from continuing operations	53.7	52.0	3.3%
Loss from discontinued operations (net of income taxes)	—	(6.1)
Net income	$53.7	$45.9	17.0%
Basic earnings per share	$1.26	$1.09	15.6%
Diluted earnings per share	$1.25	$1.08	15.7%

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

Income Tax Expense during the year ended December 31, 2013 was $32.2 million, or 37.5 percent of income from continuing operations before income tax, as compared to $33.0 million, or 38.8 percent, in the prior year.  The change in tax rate percent is due principally to a tax benefit in 2013 from the re-measurement of uncertain tax positions and a non-recurring tax increase in the prior year from non-deductible charges related to the Separation.

Loss from Discontinued Operations was $6.1 million for the year ended December 31, 2012 related to the Separation and the shutdown of the Company’s CLX2 operations.  There were no discontinued operations during 2013.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Reportable Segments is included in Part II Item 6 and Note 14 to the consolidated financial statements in Item 8 of Part II below.  The following information should be read in relation to the information contained in those sections.

Ocean Transportation: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions)	2014	2013	Change
Ocean Transportation revenue	$1,278.4	$1,229.4	4.0%
Operating costs and expenses	1,147.3	1,135.1	1.1%
Operating income	$131.1	$94.3	39.0%
Operating income margin	10.3%	7.7%

Volume (Units) (1)
Hawaii containers	138,300	138,500	(0.1%	)
Hawaii automobiles	70,600	81,500	(13.4%	)
China containers	62,000	61,300	1.1%
Guam containers	24,600	24,100	2.1%
Micronesia/South Pacific Containers	14,800	12,800	15.6%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased $49.0 million, or 4.0 percent during the year ended December 31, 2014 compared to the prior year.  This increase was due primarily to higher freight yields across major trade lanes, higher fuel surcharge revenue, and increased volume in the South Pacific, partially offset by lower automobile volume.

During the year ended December 31, 2014, container volumes in Hawaii and China were relatively flat; Guam volume increased modestly due to timing of shipments; and Micronesia/South Pacific volume increased 15.6 percent reflecting a full year of operations and service reconfiguration in the South Pacific.  Hawaii automobile volume decreased 13.4 percent primarily due to certain customer losses.

Ocean Transportation operating income increased $36.8 million, or 39.0 percent during the year ended December 31, 2014.  The increase was primarily due to higher freight yields across major trade lanes, the timing of fuel surcharge collections, lower outside transportation costs, and improved results at the Company’s terminal joint venture, SSAT, partially offset by higher terminal handling expenses and higher general and administrative expenses some of which were attributable to the Company’s pending acquisition of Horizon Lines Alaska operations.  In addition, the fourth quarter 2013 was negatively impacted by the $9.95 million litigation charge.  In 2014, the Company incurred $4.6 million in penalties, legal and other expenses related to the molasses released into Honolulu Harbor in September 2013 compared to $3.0 million in 2013.

The Company’s terminal joint venture, SSAT, contributed $6.6 million during the year ended December 31, 2014, compared to a $2.0 million loss in 2013.  The increase was primarily attributable to increased lift volume and the absence of transition costs related to the Oakland terminal expansion in 2013.

Ocean Transportation: 2013 compared with 2012:

	Years Ended December 31,
(dollars in millions)	2013	2012	Change
Ocean Transportation revenue	$1,229.4	$1,189.8	3.3%
Operating costs and expenses	1,135.1	1,093.2	3.8%
Operating income	$94.3	$96.6	(2.4%	)
Operating income margin	7.7%	8.1%

Volume (Units) (1)
Hawaii containers	138,500	137,200	0.9%
Hawaii automobiles	81,500	78,800	3.4%
China containers	61,300	60,000	2.2%
Guam containers	24,100	24,500	(1.6%	)
Micronesia/South Pacific Containers	12,800	5,600	128.6%

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

During the year ended December 31, 2013, Hawaii container and automobile volume increased 0.9 percent and 3.4 percent, respectively, due to modest market growth; China volume was 2.2 percent higher primarily the result of an additional sailing in 2013; Guam volume was slightly lower due to general market conditions; and Micronesia/South Pacific volume increased due to the acquisition of the assets of a South Pacific ocean freight carrier based in Auckland, New Zealand, early in the year.

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

Losses attributable to the Company’s terminal joint venture, SSAT, were $2.0 million during the year ended December 31, 2013, compared to an income contribution of $3.2 million in the prior year.  The loss reflected past customer losses that resulted in lower lift volume and higher than expected transition costs related to the expansion of its terminal operations in Oakland, partially offset by new customers and volumes at the expanded Oakland terminal in the fourth quarter 2013.

Logistics: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions)	2014	2013	Change
Intermodal revenue	$243.5	$244.2	(0.3%	)
Highway revenue	192.3	163.6	17.5%
Total Logistics Revenue	435.8	407.8	6.9%
Operating costs and expenses	426.9	401.8	6.2%
Operating income	$8.9	$6.0
Operating income margin	2.0%	1.5%

Logistics revenue increased $28.0 million, or 6.9 percent, during the year ended December 31, 2014 compared to 2013.  This increase was primarily due to higher highway and international intermodal volume, partially offset by lower domestic intermodal volume.

Logistics operating income increased by $2.9 million during the year ended December 31, 2014 compared to 2013.  The increase was primarily due to increased highway yield and volume, warehouse operating improvements, and a favorable litigation settlement, partially offset by lower intermodal yield.

Logistics: 2013 compared with 2012:

	Years Ended December 31,
(dollars in millions)	2013	2012	Change
Intermodal revenue	$244.2	$229.1	6.6%
Highway revenue	163.6	141.1	15.9%
Total Logistics Revenue	407.8	370.2	10.2%
Operating costs and expenses	401.8	370.1	8.6%
Operating income	$6.0	$0.1
Operating income margin	1.5%	0.0%

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

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Additional sources of liquidity for the Company, consisting of cash and cash equivalents, and receivables totaled $491.0 million at December 31, 2014, an increase of $194.2 million from December 31, 2013.  The increase was due to a $178.9 million increase in cash and cash equivalents, primarily due to proceeds from the $100 million Notes financing that closed on January 28, 2014, and from an increase in accounts receivable of $15.3 million.

Cash Flows:

Net cash flows provided by operating activities from continuing operations continue to be the Company’s most significant source of liquidity, and were $165.7 million in 2014, compared with $195.7 million in 2013 and $94.0 million in 2012.  The decrease in 2014 over 2013 was due principally to changes in deferred income taxes of $54.8 million as a result of decreased contributions to the CCF, increased account receivables as a result of increases in operating revenues, offset by an increase in income from continuing operations, and a reduction in prepaid and other assets.  The increase in 2013 over 2012 was due principally to changes in deferred income taxes of $66.3 million as a result of increased contributions to the Capital Construction Fund, lower cash outflows related to the dry-docking of vessels during 2013, and increased accounts payable and accrued liabilities.

Net cash flows used in investing activities from continuing operations were $50.5 million for 2014, compared to $40.0 million and $6.3 million used in 2013 and 2012, respectively.  The increase in 2014 over 2013 was due principally to increased deposits into the CCF, partially offset by a reduction in capital expenditures and no acquisition related payments in 2014.  The increase in 2013 over 2012 was due principally to the reduction in contribution from the Former Parent Company, and payment for acquisitions, partially offset by a reduction of capital expenditures.  No contributions were received from the Former Parent Company during 2013 as compared to $25.0 million in 2012.  This contribution represents dividends paid by the Former Parent Company to its shareholders prior to the Separation.  The Company also made payments of $9.3 million in 2013 related to the acquisition of Matson’s South Pacific service.

Capital expenditures were $27.9 million for 2014, compared with $35.2 million and $38.1 million for 2013 and 2012, respectively.  The 2014 capital expenditures included $27.8 million for the purchase of Ocean Transportation-related assets and $0.1 million related to the purchase of Logistics-related assets.  Capital expenditures for the year ended December 31, 2013 included $33.8 million for the purchase of Ocean Transportation-related assets and $1.4 million related to the purchase of Logistics-related assets.  Capital expenditures for the year ended December 31, 2012 included $37.0 million for the purchase of Ocean Transportation-related assets and $1.1 million related to the purchase of Logistics-related assets.

The Company also expects to make payments of $33.4 million in 2015 under the Shipbuilding Agreements with APSI related to the construction of two new vessels from Matson’s cash on hand.  Furthermore, the Company expects to make additional contributions to its CCF in 2015, which may exceed the $65.5 million net contribution made in 2014.

Net cash flows provided by financing activities from continuing operations were $63.7 million for 2014, compared to $61.1 million and $74.5 million used in 2013 and 2012, respectively.  The increase in 2014 compared to prior year was due principally to proceeds of $100 million from the issuance of long-term debt, and reductions in repayments of credit facility borrowings.  The decrease in cash flows used in financing activities in 2013 compared to 2012 was due principally to reductions in payments of long-term debt and dividends, and the net change in proceeds from the issuance of long-term debt less contributions and other distributions to A&B as part of the Separation, partially offset by the increase in credit facility payments, and a reduction in proceeds from the issuance of capital stock.

Other Sources of Liquidity:

Description of Debt:

Term Debt:  In May 2005, the Company partially financed the delivery of the MV Manulani by issuing $105.0 million of Series B Notes with a coupon of 4.79 percent and 15-year final maturity.  The notes amortize by semi-annual principal payments of $3.5 million plus interest.  The Company negotiated the release of the MV Manulani as security for the remaining long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the Separation, resulting in an increase in the interest rate to 5.79 percent.

During the second quarter of 2012, Matson issued new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which was funded in three tranches, $77.5 million at an interest rate of 3.66 percent maturing in 2023, $55.0 million at an interest rate of 4.16 percent maturing in 2027, and $37.5 million at an interest rate of 4.31 percent maturing in 2032.  Interest is payable semi-annually.  The weighted average coupon and average life of the three tranches of debt are 3.97 percent and 9.2 years, respectively.  The notes will begin to amortize in 2015, with aggregate semi-annual payments of $4.6 million through 2016, $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

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

Title XI Bonds:  In September 2003, the Company issued $55.0 million in U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34 percent.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27 percent.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.

Revolving Credit Facility:  During the second quarter of 2012, the Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks to provide the Company with additional sources of liquidity for working capital requirements and investment opportunities (the “Credit Facility”).  The Credit Facility includes a $100 million sub-limit for the issuance of standby and commercial letters of credit, and a $50 million sub-limit for swing line loans. The Credit Facility also includes an uncommitted option to increase the Credit Facility by $75 million.

The Credit Facility is subject to commitment fees, letter of credit fees, and interest on borrowings based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”).  Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15 percent to 0.40 percent, and 1.00 percent to 2.25 percent, respectively, based upon the Leverage Ratio.  Interest rates on borrowings are based upon the London Interbank Offered Rate (“LIBOR”) plus 1.00 percent to 2.25 percent using a sliding scale based on the Leverage Ratio.  The Company may also select an interest rate for borrowings at a base rate as defined within the agreement, plus a margin that ranges from 0.0 percent to 1.25 percent.  Based upon the Company’s Leverage Ratio, the interest rate applicable to any borrowings would have been approximately 1.7 percent at December 31, 2014.

As of December 31, 2014, the used portion of the Company’s Credit Facility was $6.0 million, all of which was from letters of credit.

Capital Leases:  As of December 31, 2014, Matson had capital lease obligations of $1.3 million, consisting of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified as current and long-term debt in the Company’s consolidated balance sheets.

Matson’s total debt was $373.6 million as of December 31, 2014, compared with $286.1 million as of December 31, 2013.  All of Matson’s outstanding debt was fixed rate debt as of December 31, 2014, and was unsecured, except for $63.8 million in Title XI bonds, which is guaranteed by the Company’s significant subsidiaries.

Debt Covenants:

Principal financial covenants as defined in Matson’s Credit Facility and long term fixed rate debt include, but are not limited to:

•                  The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

•                  The ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

•                  The principal amount of priority debt at any time cannot exceed 20 percent of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10 percent of consolidated tangible assets.  Priority debt, as further defined in the Credit Facility agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of December 31, 2014, with a debt to consolidated EBITDA ratio of 1.77, consolidated EBITDA to interest expense ratio of 12.21, and priority debt to consolidated tangible assets ratio of 4.7 percent.

Horizon Acquisition:

If the Horizon acquisition is consummated (see Item 1 of Part 1 above for additional information on the Horizon Acquisition), under the terms of the definitive merger agreement with Horizon, Matson will pay $0.72 per share for Horizon’s stock with an equity value of approximately $69.2 million, plus repayment of Horizon’s debt at the close of the Horizon Transaction.  The total value for the Horizon Transaction is approximately $456.0 million (before transaction costs), based on Horizon’s net debt outstanding as of September 21, 2014.  Matson expects to fund the acquisition through a combination of Matson’s cash on hand and borrowings under its Credit Facility.  Matson also expects to incur pre-tax one-time transaction related closing costs of approximately $25.0 million, and one-time restructuring and integration costs of between $20.0 million to $25.0 million.  The total value of the Horizon Transaction at time of closing is subject to change based upon Horizon’s interim corporate cash flow performance and outstanding debt balance at close.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2014, the Company had the following estimated contractual obligations (in millions):

			Payment due by period
Contractual Obligations	(1)	2015	2016-2017	2018-2019	Thereafter	Total
Construction of new vessels	(2)	$33.4	$213.8	$162.8	$—	$410.0
Long-term debt obligations (including current portion)	(3)	21.6	48.9	56.4	246.7	373.6
Estimated interest on debt	(4)	16.5	29.9	24.9	67.9	139.2
Purchase obligations	(5)	14.0	—	—	—	14.0
Qualified pension benefit obligations	(6)	11.4	24.3	26.1	70.9	132.7
Non-qualified benefit obligations	(7)	1.6	1.1	1.2	2.4	6.3
Post-retirement obligations	(8)	2.5	5.1	5.5	15.3	28.4
Operating lease obligations	(9)	20.8	22.2	6.0	8.1	57.1
Total		$121.8	$345.3	$282.9	$411.3	$1,161.3

(1)                     The table excludes Matson’s contractual obligations that arise as a result of entering into the definitive merger agreement with Horizon. Under the terms of this agreement, Matson will pay $0.72 per share for Horizon’s stock with an equity value of approximately $69.2 million, plus repayment of Horizon’s debt at the close of the Horizon Transaction.  The total value for the Horizon Transaction is approximately $456.0 million (before transaction costs), based on Horizon’s net debt outstanding as of September 21, 2014 (see Item 1 of Part 1 above for additional information on the Horizon Transaction).

(2)                     Payment for the construction of new vessels is based upon the shipbuilding agreements with APSI and the expected delivery times of the vessels in 2018.

(3)                     Long-term debt obligations (including current portion) include principal repayments of outstanding short-term and long-term debt for the respective periods, and capital leases.  Capital lease obligations were $1.3 million at December 31, 2014, of which $1.1 million will be repaid in 2015, and the balance in 2016.

(4)                    Estimated cash payments for interest on debt is determined based on the stated interest rate for fixed debt.

(5)                     Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Any amounts reflected on the consolidated balance sheets as accounts payable and accrued liabilities are excluded from the table above.

(6)                     Qualified pension benefit obligations include estimated payments for the next ten years.  The $70.9 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2020 through 2024 (see Note 9 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s non-qualified plans).

(7)                     Non-qualified benefit obligations include estimated payments to executives and directors under the Company’s four non-qualified plans for the next ten years.  The $2.4 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2020 through 2024 (see Note 9 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s non-qualified plans).

(8)                     Post-retirement obligations include estimated payments to medical service providers in connection with providing benefits to the Company’s employees and Retirees for the next ten years.  The $15.3 million noted in the column labeled “Thereafter” comprises estimated post-retirement benefit payments for 2020 through 2024 (see Note 9 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s post-retirement obligations).

(9)                     Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancellable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company (see Note 8 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s leases).

Estimated timing and amount of payments related to uncertain tax position liabilities of $6.7 million as of December 31, 2014, is excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

A description of commitments and contingencies is set forth in Note 12 to the consolidated financial statements in Item 8 of Part II below, and is incorporated herein by reference.  The Company does not have any off-balance sheet arrangements.

Other Matters:

Matson’s Board of Directors declared a cash dividend of $0.17 per share payable on March 5, 2015 to shareholders of record on February 12, 2015.

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

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2014, 2013, and 2012.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  The Company reviews its long-lived assets, including finite-lived intangible assets for possible impairment annually, or whenever events or circumstances indicate that their carrying values may not be recoverable.  The Company’s long-lived assets, including finite-lived intangible assets are grouped at the Ocean Transportation and Logistics asset group level, which represents the lowest level for which identifiable cash flows are available.  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to estimated fair value.

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

The Company has evaluated its long-lived assets, including finite-lived intangible assets for impairment and no impairment charges were recorded for the years ended December 31, 2014 and 2013.  During 2012, the Company determined that it had an impairment related to the finite-lived intangible assets at Logistics.  The Company recorded impairment expense of $2.1 million for the year ended December 31, 2012, which is included in operating expense in the consolidated statements of income and comprehensive income.

Additional information about Matson’s vessels included in property and equipment as of December 31, 2014 is as follows (in millions):

	Purchase Date	Cost	Net Book Value
MAUNALEI	September 2006	$158.2	$115.0
MANULANI	June 2005	152.7	104.9
MAUNAWILI	September 2004	104.8	70.4
MANUKAI	September 2003	107.5	68.8
R.J. PFEIFFER	August 1992	163.0	47.6
MOKIHANA	January 1996	100.8	29.3
MAHIMAHI	January 1996	64.5	16.6
MANOA	January 1996	65.4	15.8
KAUAI	September 1980	91.5	14.1
MAUI	June 1978	80.6	10.1
WAIALEALE	November 1991	11.4	3.1
OLOMANA	January 2013	3.7	2.8
LURLINE	August 1998	17.9	2.0
MATSONIA	October 1987	95.6	2.0
MAUNA KEA	August 1988	10.2	1.5
HALEAKALA	December 1984	15.3	0.3
LIHUE	January 1996	7.8	1.6
MAUNA LOA	December 1984	12.9	0.2
Total		$1,263.8	$506.1

Impairment of Goodwill:  The Company reviews goodwill for impairment annually in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of EBITDA.  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company uses to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill for impairment and no impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

Legal Contingencies:  The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, claims related to coastwise trading matters, lawsuits involving private plaintiffs or government agencies, and environment related matters.  The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of outside legal counsel and other information and events that may pertain to a particular matter.  Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates.  In making determinations of likely outcomes of litigation matters, the Company considers many factors.  These factors include, but are not limited to, the nature of specific claims including un-asserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status.

A detailed discussion of significant litigation matters is contained in Note 12 to the consolidated financial statements included in
Item 8 of Part II below.

Uninsured Liabilities:  The Company is uninsured for certain losses including, but not limited to, employee health, workers’ compensation, general liability, real and personal property.  Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims.  When estimating its uninsured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties.  Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s uninsured liabilities.  The Company’s uninsured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

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

Additional information about the Company’s benefit plans and assumptions used is included in Note 9 to the consolidated financial statements in Item 8 of Part II below.

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

During 2014, the Company recorded a full valuation allowance against deferred tax assets related to accumulated operating losses of a foreign subsidiary of $4.1 million (see Note 10 to the consolidated financial statements included in Item 8 of Part II below).

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

OTHER MATTERS

Accounting Standards Updates:  New accounting standards issued as of December 31, 2014, with an effective after December 31, 2014, are not expected to have a material effect on the Company’s financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Matson is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations.  In order to manage its exposure to changes in interest rates, Matson utilizes a balanced mix of both fixed-rate and variable-rate debt.  The nature and amount of Matson’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors.  Matson’s fixed-rate debt was $373.6 million as of December 31, 2014.  Currently, Matson does not have any variable rate debt outstanding under its revolving credit facilities.

Other than in certain events of default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  Additional information about the Company’s debt is included in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation, under Liquidity and Capital Resources above.

From time to time, Matson may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under Matson’s Cash Investment Policy.  At December 31, 2014, the Company had $92.5 million invested in money market funds and other interest bearing deposits.  These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.

Through its Capital Construction Fund, the Company may, from time to time, invest in money market funds or other eligible investments.  At December 31, 2014, the Company had $27.5 million in such investments.

Matson has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii.  Transactions related to its China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations.  Transactions related to Matson’s South Pacific service are primarily denominated in New Zealand dollars.  However a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 27, 2015	February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Matson, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matson, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Honolulu, Hawaii
February 27, 2015

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per-share amounts)

	Years Ended December 31,
	2014	2013	2012
Operating Revenue:
Ocean Transportation	$1,278.4	$1,229.4	$1,189.8
Logistics	435.8	407.8	370.2
Total Operating Revenue	1,714.2	1,637.2	1,560.0

Costs and Expenses:
Operating costs	1,433.5	1,402.3	1,338.1
Equity in (income) loss of terminal joint venture	(6.6)	2.0	(3.2)
Selling, general and administrative	147.3	132.6	119.8
Separation costs	—	—	8.6
Total costs and expenses	1,574.2	1,536.9	1,463.3
Operating Income	140.0	100.3	96.7
Interest expense	(17.3)	(14.4)	(11.7)
Income from Continuing Operations Before Income Taxes	122.7	85.9	85.0
Income tax expense	(51.9)	(32.2)	(33.0)
Income From Continuing Operations	70.8	53.7	52.0
Loss From Discontinued Operations (net of income taxes)	—	—	(6.1)
Net Income	$70.8	$53.7	$45.9

Other Comprehensive Income (Loss), Net of Income Taxes:

Net Income	$70.8	$53.7	$45.9
Other Comprehensive Income (Loss):
Net (loss) gain in prior service cost	(31.4)	18.7	(4.6)
Amortization of prior service cost included in net periodic pension cost	(1.3)	(1.3)	(1.4)
Amortization of net loss included in net periodic pension cost	2.5	4.7	4.8
Foreign currency translation adjustment	0.4	(0.1)	—
Other comprehensive income from discontinued operations	—	—	0.7
Total Other Comprehensive (Loss) Income	(29.8)	22.0	(0.5)
Comprehensive Income	$41.0	$75.7	$45.4

Basic Earnings (Loss) Per Share:
Continuing operations	$1.65	$1.26	$1.23
Discontinued operations	—	—	(0.14)
Basic Earnings Per Share	$1.65	$1.26	$1.09

Diluted Earnings (Loss) Per Share:
Continuing operations	$1.63	$1.25	$1.22
Discontinued operations	—	—	(0.14)
Diluted Earnings Per Share	$1.63	$1.25	$1.08

Weighted Average Number of Shares Outstanding:
Basic	43.0	42.7	42.3
Diluted	43.4	43.1	42.7

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$293.4	$114.5
Accounts receivable, net	197.6	182.3
Deferred income taxes	8.0	9.1
Prepaid expenses and other assets	20.5	43.0
Total current assets	519.5	348.9
Investment in terminal joint venture	64.4	57.6
Property and equipment, net	691.2	735.4
Goodwill and intangible assets, net	29.9	31.2
Capital Construction Fund deposits	27.5	—
Other long-term assets	69.3	75.2
Total assets	$1,401.8	$1,248.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$21.6	$12.5
Accounts payable	133.2	124.0
Payroll and vacation benefits	17.3	16.9
Uninsured liabilities	24.5	15.1
Accrued and other liabilities	26.9	32.1
Total current liabilities	223.5	200.6
Long-term Liabilities:
Long-term debt	352.0	273.6
Deferred income taxes	308.4	326.1
Employee benefit plans	118.6	74.4
Uninsured and other liabilities	35.5	35.4
Total long-term liabilities	814.5	709.5
Commitments and Contingencies
Shareholders’ Equity:
Capital stock — common stock without par value; authorized, 150 million shares ($0.75 stated value per share); outstanding, 43.2 million shares in 2014 and 42.8 million shares in 2013	32.4	32.1
Additional paid in capital	274.9	261.9
Accumulated other comprehensive loss	(53.3)	(23.5)
Retained earnings	109.8	67.7
Total shareholders’ equity	363.8	338.2
Total liabilities and shareholders’ equity	$1,401.8	$1,248.3

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income from continuing operations	$70.8	$53.7	$52.0
Reconciling adjustments:
Depreciation and amortization	69.7	69.7	72.5
Deferred income taxes	2.7	57.5	(8.8)
(Gain) loss on disposal of property	(1.5)	0.2	(1.2)
Post-retirement (income) expense	(5.9)	1.6	2.6
Share-based compensation expense	8.7	5.9	4.0
Equity in (income) loss of terminal joint venture	(6.6)	2.0	(3.2)
Impairment of intangible assets	—	—	2.1
Tax benefit from equity issuance	0.8	1.8	—
Excess tax benefit from stock-based compensation	(1.1)	(0.6)	—
Changes in assets and liabilities:
Accounts receivable	(15.3)	(7.6)	(7.0)
Deferred dry-docking payments	(14.1)	(14.0)	(44.8)
Deferred dry-docking amortization	21.1	22.0	23.3
Prepaid expenses and other assets	17.3	(11.8)	(10.4)
Accounts payable and accrued liabilities	13.5	2.2	(7.9)
Other liabilities	5.6	13.1	20.8
Net cash provided by operating activities from continuing operations	165.7	195.7	94.0

Cash Flows From Investing Activities:
Capital expenditures	(27.9)	(35.2)	(38.1)
Proceeds from disposal of property and equipment	4.9	4.5	6.8
Deposits into Capital Construction Fund	(31.9)	(4.4)	(4.4)
Withdrawals from Capital Construction Fund	4.4	4.4	4.4
Payments for acquisitions	—	(9.3)	—
Contribution from the Former Parent Company	—	—	25.0
Net cash used in investing activities from continuing operations	(50.5)	(40.0)	(6.3)

Cash Flows From Financing Activities:
Excess tax benefit from stock-based compensation	1.1	0.6	—
Proceeds from issuance of debt	100.0	21.0	197.0
Payments of debt	(11.4)	(45.4)	(80.4)
(Payments) to/ proceeds from line-of-credit agreements, net	—	(11.0)	5.0
Payment of financing costs	—	—	(1.9)
Payment of capital leases	(1.1)	(1.2)	—
Proceeds from issuance of capital stock	5.8	1.7	25.2
Tax withholding related to net share settlements of restricted stock units	(2.0)	—	—
Dividends paid	(28.7)	(26.8)	(39.5)
Contribution to A&B upon Separation	—	—	(155.7)
Cash assumed by A&B upon Separation	—	—	(2.5)
Distribution to Former Parent Company from issuance of capital stock	—	—	(21.7)
Net cash provided by (used in) financing activities from continuing operations	63.7	(61.1)	(74.5)

Cash Flows From Discontinued Operations:
Cash flows used in operating activities of discontinued operations	—	—	(29.9)
Cash flows used in investing activities of discontinued operations	—	—	(18.8)
Cash flows provided by financing activities of discontinued operations	—	—	33.9
Net cash flows used in discontinued operations	—	—	(14.8)

Net Increase (Decrease) in Cash and Cash Equivalents	178.9	94.6	(1.6)

Cash and cash equivalents, beginning of the year	114.5	19.9	21.5
Cash and cash equivalents, end of the year	$293.4	$114.5	$19.9

Supplemental Cash Flow Information:
Interest paid	$15.2	$13.8	$11.3
Income tax (refund) paid	$30.2	$(3.4)	$42.7

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$1.6	$2.1	$4.2
Capital lease obligations	$—	$2.9	$—

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2014

(In millions, except per-share amounts)

	Common Stock				Additional	Accumulated Other
		Stated	Treasury		Paid In	Comprehensive	Retained
	Shares	Value	Shares	Cost	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2011	45.3	$34.0	(3.6)	$(10.9)	$238.3	$(91.9)	$953.0	$1,122.5
Net income	—	—	—	—	—	—	45.9	45.9
Other comprehensive loss, net of tax	—	—	—	—	—	(0.5)	—	(0.5)
Excess tax benefit and share withholding	(0.1)	(0.1)	—	—	0.5	—	(2.4)	(2.0)
Share-based compensation	—	—	—	—	6.5	—	—	6.5
Shares issued	1.0	0.7	—	—	22.4	—	—	23.1
Retirement of treasury shares	(3.6)	(2.7)	3.6	10.9	(8.2)	—	—	—
Dividends ($0.93 per share)	—	—	—	—	—	—	(39.5)	(39.5)
Distribution of A&B Stock	—	—	—	—	(6.8)	46.9	(916.2)	(876.1)
Balance at December 31, 2012	42.6	31.9	—	—	252.7	(45.5)	40.8	279.9
Net income	—	—	—	—	—	—	53.7	53.7
Other comprehensive income, net of tax	—	—	—	—	—	22.0	—	22.0
Excess tax benefit and share withholding	—	—	—	—	1.8	—	—	1.8
Share-based compensation	—	—	—	—	5.9	—	—	5.9
Shares issued	0.2	0.2	—	—	1.5	—	—	1.7
Dividends ($0.62 per share)	—	—	—	—	—	—	(26.8)	(26.8)
Balance at December 31, 2013	42.8	32.1	—	—	261.9	(23.5)	67.7	338.2
Net income	—	—	—	—	—	—	70.8	70.8
Other comprehensive income, net of tax	—	—	—	—	—	(29.8)	—	(29.8)
Excess tax benefit and share withholding	—	—	—	—	0.8	—	—	0.8
Share-based compensation	—	—	—	—	8.7	—	—	8.7
Shares issued	0.4	0.3	—	—	3.5	—	—	3.8
Dividends ($0.66 per share)	—	—	—	—	—	—	(28.7)	(28.7)
Balance at December 31, 2014	43.2	$32.4	—	$—	$274.9	$(53.3)	$109.8	$363.8

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics (see Note 14).

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the island economies of Hawaii, Guam and Micronesia, and also operates a premium, expedited service from the ports of Xiamen, Ningbo, and Shanghai in China, to Long Beach, California.  In January 2013, Matson began providing ocean services to various islands in the South Pacific including New Zealand, Fiji, Samoa, American Samoa, Tonga and the Cook Islands, and later expanded service to include Australia to the Solomon Islands, and Nauru.  Matson’s fleet consists of 18 owned and three chartered vessels including containerships, combination container/roll-on/roll-off ships, and custom-designed barges.

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

Horizon Acquisition:  On November 11, 2014, Matson and Horizon Lines, Inc. (“Horizon”) announced that MatNav and Horizon entered into a definitive merger agreement pursuant to which Horizon will be merged with a subsidiary of MatNav.  As a result, Matson will acquire Horizon’s Alaska operations and assume all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Transaction”).  Separately, on the same day, Horizon announced that it agreed to sell its Hawaii operations to The Pasha Group (“Pasha”), (the “Pasha Transaction”), and cease all of its operations in Puerto Rico.  On February 25, 2015, the stockholders of Horizon approved the adoption of the definitive merger agreement.  The Horizon Transaction is conditioned on the Pasha Transaction closing, and other customary closing conditions.  The Pasha Transaction is subject to clearance by the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The total value for the Horizon Transaction is approximately $456.0 million (before transaction costs), based on Horizon’s net debt outstanding as of September 21, 2014, less the anticipated proceeds from the Pasha Transaction.  The Company will fund the Horizon Transaction from cash on hand and available borrowings under its revolving credit facility.

Separation Transaction:  On December 1, 2011, Alexander & Baldwin, Inc., the former parent company of MatNav (the “Former Parent Company”), announced that its Board of Directors unanimously approved a plan to pursue the separation (the “Separation”) of the Former Parent Company to create two independent, publicly traded companies, Matson, Inc., and Alexander & Baldwin, Inc. (“A&B”), a Hawaii-based land company with interests in real estate development, commercial real estate and agriculture.

On February 13, 2012, the Former Parent Company entered into an Agreement and Plan of Merger to reorganize itself by forming a holding company incorporated in Hawaii, Alexander & Baldwin Holdings, Inc. (“Holdings”).  The holding company structure helped facilitate the Separation through the organization and segregation of the assets of the two businesses.  In addition, the holding company reorganization was intended to help preserve the Company’s status as a U.S. citizen under certain U.S. maritime and vessel documentation laws by, among other things, limiting the percentage of outstanding shares of common stock in the holding company that may be owned or controlled in the aggregate by non-U.S. citizens to a maximum permitted percentage of 22 percent.

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

Fiscal Year:  The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing whose period closed on December 31.  There were 52 weeks included in the MatNav 2014, 2013 and 2012 fiscal years.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported.  Estimates and assumptions are used for, but not limited to: impairment of investments, long-lived vessel and equipment impairment, legal contingencies, allowance for doubtful accounts, uninsured liabilities, goodwill and other finite-lived intangible assets impairment, pension and post-retirement estimates, and income taxes.  Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $18.9 million and $19.8 million at December 31, 2014 and 2013, respectively, and are reflected as current liabilities in the consolidated balance sheets.

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

	Carrying Value at December 31, 2014	Fair Value Measurements at December 31, 2014
			Quoted Prices in Active Markets	Significant Observable	Significant Unobservable
(in millions)	Total	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash and cash equivalents	$293.4	$293.4	$293.4	$—	$—
Accounts receivable, net	197.6	197.6	—	197.6	—
Fixed rate debt	373.6	395.7	—	395.7	—

	Carrying Value at December 31, 2013	Fair Value Measurements at December 31, 2013
			Quoted Prices in Active Markets	Significant Observable	Significant Unobservable
(in millions)	Total	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash and cash equivalents	$114.5	$114.5	$114.5	$—	$—
Accounts receivable, net	182.3	182.3	—	182.3	—
Fixed rate debt	286.1	292.7	—	292.7	—

Accounts Receivable:  Accounts receivable are shown net of allowance for doubtful accounts in the consolidated balance sheets.  At December 31, 2014, and December 31, 2013, the Company had assigned $150.7 million and $112.0 million of eligible accounts receivable, respectively, to the Capital Construction Fund (see Note 6).

Allowance for Doubtful Accounts:  Allowances for doubtful accounts receivable are established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and their payment history, which are regularly monitored by the Company.  The changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2014 were as follows (in millions):

Year	Balance at Beginning of Year	Expense	Write-offs and Other	Balance at End of Year
2014	$4.1	$1.8	$(0.9)	$5.0
2013	4.7	0.6	(1.2)	4.1
2012	5.3	0.7	(1.3)	4.7

Prepaid and Other Assets:  Prepaid expenses and other assets in the consolidated balance sheets includes $11.0 million and $13.8 million of diesel and heavy fuel oil that is primarily aboard the Company’s vessels and is recorded at cost, $0.0 million and $14.2 million of income tax receivable, and $9.5 million and $15.0 million related to other prepaid expenses at December 31, 2014 and 2013, respectively.

Impairment of Investment:  The Company’s investment in its Terminal Joint Venture is reviewed for impairment annually, or whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal Joint Venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2014, 2013, and 2012.

Property and Equipment:  Property and equipment are stated at cost.  Certain costs incurred in the development of internal-use software are capitalized.  Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of property and equipment are as follows:

Classification	Range of Life
Vessels	5 to 40 years
Machinery and equipment	2 to 20 years
Terminal facilities	2 to 35 years

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets:  The Company reviews its long-lived assets, including finite-lived intangible assets for possible impairment annually, or whenever events or circumstances indicate that their carrying values may not be recoverable.  The Company’s long-lived assets, including finite-lived intangible assets are grouped at the Ocean Transportation and Logistics asset group level, which represents the lowest level for which identifiable cash flows are available.  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

The Company has evaluated its long-lived assets, including finite-lived intangible assets for impairment and no impairment charges were recorded for the years ended December 31, 2014 and 2013.  During 2012, the Company determined that it had an impairment related to the finite-lived intangible assets at Logistics.  The Company recorded impairment expense of $2.1 million for the year ended December 31, 2012, which is included in operating expense on the consolidated statements of income and comprehensive income.

Dry-docking Costs:  The Company’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements.  These standards require that the Company’s ships undergo two dry-docking inspections within a five-year period.  However, all of the Company’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible ships to have their intermediate dry-docking requirement met with far less costly underwater inspection.

The Company operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered ships meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry-docking inspections every five years.  The dry-dockings of the Company’s time chartered vessels are the responsibility of the ships’ owners.

As the costs associated with these dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regularly scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Deferred dry-docking costs were $47.5 million and $56.9 million as of December 31, 2014 and 2013, respectively, and are included in other long-term assets in the consolidated balance sheets.  Amortized amounts are charged to operating expenses in the consolidated statements of income and comprehensive income.  Changes in deferred dry-docking costs are included in the consolidated statements of cash flows.

Goodwill and Intangible Assets:  Recorded goodwill arises as a result of acquisitions made by the Company.  Intangible assets at December 31, 2014, consisted of customer lists and other intangibles that are being amortized using the straight-line method over the expected useful lives ranging from 3 to 13 years.

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

The Company has evaluated its goodwill for impairment and no impairment charges were recorded for the years ended December 31, 2014, 2013 and 2012, respectively.

Capital Construction Fund Deposits: Deposits in the Capital Construction Fund were $27.5 million at December 31, 2014.  There were no deposits in the Capital Construction Fund at December 31, 2013 (see Note 6).

Other Long-term Assets:  Other long-term assets include deferred dry-docking costs of $47.5 million and $56.9 million (see Note 2), and other assets and deferred charges of $21.8 million and $18.3 million, at December 31, 2014 and 2013, respectively.

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

The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions.  These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates, and expected contributions.  Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income.  Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.  Additional information about the Company’s benefit plans is included in Note 9.

Uninsured Liabilities:  The Company is uninsured for certain losses including, but not limited to, employee health, workers’ compensation, general liability, real and personal property.  Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims.  When estimating its uninsured liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties.  Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s uninsured liabilities.  The Company’s uninsured liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims and claims incurred, but not reported, as of the balance sheet date.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

Legal Contingencies:  The Company’s results of operations could be affected by significant litigation adverse to the Company, including, but not limited to, liability claims, antitrust claims, claims related to coastwise trading matters, lawsuits involving private plaintiffs or government agencies, and environmental related matters.  The Company records accruals for legal matters when the information available indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.  Management makes adjustments to these accruals to reflect the impact and status of negotiations, settlements, rulings, advice of outside legal counsel and other information and events that may pertain to a particular matter.  Predicting the outcome of claims and lawsuits and estimating related costs and exposure involves substantial uncertainties that could cause actual costs to vary materially from those estimates.  In making determinations of likely outcomes of litigation matters, the Company considers many factors.  These factors include, but are not limited to, the nature of specific claims including un-asserted claims, the Company’s experience with similar types of claims, the jurisdiction in which the matter is filed, input from outside legal counsel, the likelihood of resolving the matter through alternative dispute resolution mechanisms and the matter’s current status.  A detailed discussion of significant litigation matters is contained in Note 12.

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

The revenue for Logistics services includes the total amount billed to customers for transportation services.  The primary costs include purchased transportation services.  Revenue and the related purchased transportation costs are recognized based on relative transit time.  The Company reports revenue on a gross basis.  The Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

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

There were no discontinued operations during the years ended December 31, 2014 and 2013.  Loss from discontinued operations for the year ended December 31, 2012 consisted of the following (in millions):

Year Ended
Discontinued Operations	December 31, 2012
Discontinued operations, net of income taxes:
Income from A&B	$116.4
Expenses from A&B	(118.1)
Tax expense from A&B	(1.6)
Loss from A&B	(3.3)
Expenses from CLX2	(4.4)
Tax benefit from CLX2	1.6
Loss from discontinued operations, net of tax	$(6.1)

The Separation from A&B was completed on June 29, 2012 and is further discussed in Note 1.  In the third quarter of 2011, the Company terminated its second China Long Beach Express Service (“CLX2”), due to the longer-term outlook for sustained high fuel prices and increasingly volatile transpacific rates.  The Company’s termination plans were substantially completed as of September 30, 2011, however, the off-hiring of excess leased containers continued through 2012, and two of the five ships were offered for sub-charter until they were returned to the lessors in July 2012.  As of December 31, 2012, the Company had no future liabilities related to CLX2.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions.  Other comprehensive income (loss) in the consolidated statements of income and comprehensive income are shown net of tax benefit (expense) of $19.4 million, ($14.1) million, and ($0.3) million for the years ended December 2014, 2013, and 2012, respectively.  Accumulated other comprehensive loss of $53.3 million and $23.5 million at December 31, 2014 and 2013, respectively, primarily included amortization of deferred pension, post-retirement costs and non-qualified plans of $52.9 million and $22.6 million, respectively.

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.1 million, 0.1 million and 0.5 million shares of common stock for 2014, 2013, and 2012, respectively.  These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:
Income from continuing operations	$70.8	43.0	$1.65	$53.7	42.7	$1.26	$52.0	42.3	$1.23
Loss from discontinued operations	—	43.0	—	—	42.7	—	(6.1)	42.3	(0.14)
Net Income	$70.8		$1.65	$53.7		$1.26	$45.9		$1.09
Effect of Dilutive Securities		0.4			0.4			0.4
Diluted:
Income from continuing operations	$70.8	43.4	$1.63	$53.7	43.1	$1.25	$52.0	42.7	$1.22
Loss from discontinued operations	—	43.4	—	—	43.1	—	(6.1)	42.7	(0.14)
Net Income	$70.8		$1.63	$53.7		$1.25	$45.9		$1.08

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding.  Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

3.                                      INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the Terminal Joint Venture under the equity method of accounting.  The Company records its share of income (loss) in the Terminal Joint Venture in operating expenses within the Ocean Transportation segment, due to operations of the Terminal Joint Venture being an integral part of the Company’s business.  The Company’s investment in the Terminal Joint Venture was $64.4 million and $57.6 million at December 31, 2014 and 2013, respectively.

No dividends and distributions were received from the Terminal Joint Venture in 2014, 2013 or 2012.  The Company’s operating costs include $164.8 million, $164.3 million and $163.8 million, for 2014, 2013 and 2012, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the consolidated balance sheets include $17.5 million and $15.3 million for terminal services payable to the Terminal Joint Venture at December 31, 2014 and 2013, respectively.

A summary of financial information for the Terminal Joint Venture at December 31, 2014 and 2013 is as follows (in millions):

	As of December 31,
Balance Sheet	2014	2013
Current assets	$80.7	$73.5
Noncurrent assets	140.9	137.1
Total Assets	$221.6	$210.6

Current liabilities	$40.9	$43.2
Noncurrent liabilities	7.1	15.7
Equity	173.6	151.7
Total Liabilities and Equity	$221.6	$210.6

	Years Ended December 31,
Statement of Operations	2014	2013	2012
Operating revenue	$586.2	$498.4	$503.9
Operating costs and expenses	589.7	517.4	506.4
Operating loss	(3.5)	(19.0)	(2.5)
Net Income (Loss) (1)	$21.2	$(5.7)	$9.5
Company Share of Net Income (Loss)	$6.6	$(2.0)	$3.2

(1)         Includes earnings from equity method investments held by the Terminal Joint Venture.

4.                                      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2014 and 2013 includes the following (in millions):

	As of December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,263.8	$757.7	$506.1
Containers and equipment	466.8	316.1	150.7
Terminal facilities and other property	39.2	33.2	6.0
Construction in progress	28.4	—	28.4
Total	$1,798.2	$1,107.0	$691.2

	As of December 31, 2013
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,260.2	$718.1	$542.1
Containers and equipment	470.6	310.4	160.2
Terminal facilities and other property	38.9	30.9	8.0
Construction in progress	25.1	—	25.1
Total	$1,794.8	$1,059.4	$735.4

	Years Ended December 31,
	2014	2013	2012
Depreciation Expense	$66.8	$67.4	$70.6

Property and equipment subject to capital leases was $2.6 million and $3.1 million at December 31, 2014 and 2013, respectively. Amortization recorded in the consolidated statement of income and comprehensive income was $0.3 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively.

During the fourth quarter of 2013, the Company entered into agreements with a shipyard for the construction of two new 3,600 twenty-foot equivalent units Aloha-class container ships at a cost of $418.0 million.  The container ships are expected to be delivered during 2018.  The Company made an initial payment of $8.4 million to the shipyard during 2013, which is included in construction in progress.  No payments were made in 2014.

5.                                      GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s goodwill for the years ended December 31, 2014 and 2013 consist of the following (in millions):

	Goodwill
		Ocean
	Logistics	Transportation	Total
Balance at December 31, 2012	$26.6	$0.4	$27.0
Additions	—	0.4	0.4
Balance at December 31, 2013	26.6	0.8	27.4
Additions	—	—	—
Balance at December 31, 2014	$26.6	$0.8	$27.4

Goodwill related to the Company’s Ocean Transportation segment increased by $0.4 million in 2013 related to the Company’s acquisition of Matson’s South Pacific service.  There was no accumulated impairment related to goodwill as of December 31, 2014 and 2013.

Intangible assets as of December 31, 2014 and 2013 include the following (in millions):

	As of December 31, 2014
	Gross	Accumulated	Net Book
Intangible Assets	Cost	Amortization	Value
Customer lists and other	$10.4	$(7.9)	$2.5
Tradenames	3.9	(3.9)	—
Total intangible assets	$14.3	$(11.8)	$2.5

	As of December 31, 2013
	Gross	Accumulated	Net Book
Intangible Assets	Cost	Amortization	Value
Customer lists and other	$10.4	$(6.8)	$3.6
Tradenames	3.9	(3.7)	0.2
Total intangible assets	$14.3	$(10.5)	$3.8

Aggregate intangible asset amortization was $1.3 million, $0.8 million, and $0.7 million for 2014, 2013, and 2012, respectively.  Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated
Year	Amortization
2015	$0.5
2016	0.5
2017	0.4
2018	0.3
2019	0.3
Thereafter	0.5
Total	$2.5

6.                                      CAPITAL CONSTRUCTION FUND

The Company is party to an agreement with the U.S. Department of Transportation, Maritime Administration (“MARAD”) that established a Capital Construction Fund (“CCF”) program under provisions of the Merchant Marine Act of 1936, as amended (the “Merchant Marine Act”).  The CCF program was created to assist owners and operators of U.S. flag vessels in raising capital necessary for the modernization and expansion of the U.S. merchant marine.  CCF funds may be used for the acquisition, construction, or reconstruction of vessels, and for repayment of existing vessel indebtedness through the deferment of federal income taxes on certain deposits of monies and other property placed into the CCF.  Qualified withdrawals from the CCF must be used for investment in vessels and certain related equipment built in the U.S., and for use between covered U.S. ports as described by the Merchant Marine Act (see Item 1 of Part 1 for additional information on Maritime Laws and the Jones Act).  Participants of the CCF must also meet certain U.S. citizenship requirements.

Deposits into the CCF are limited by certain applicable earnings and other conditions.  Such deposits, once made, are available as tax deductions in the Company’s tax provision.  Qualified withdrawals from the CCF do not give rise to a current tax liability, but reduce the depreciable basis of the vessels or certain related equipment for income tax purposes.  However, if withdrawals are made from the CCF for general corporate purposes or other non-qualified purposes, or upon termination of the agreement, they are taxable with interest payable from the year of deposit.

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

Activity in the Company’s CCF for the years ended December 31, 2014 and 2013 consist of the following (in millions):

	CCF Deposits and Withdrawals	Eligible Accounts Receivable Assigned to CCF	Total
Balance at December 31, 2012	$—	$—	$—
Deposits	4.4	111.8	116.2
Qualified Withdrawals	(4.4)	—	(4.4)
Interest Earned	—	0.2	0.2
Balance at December 31, 2013	—	112.0	112.0
Deposits	31.9	38.0	69.9
Qualified Withdrawals	(4.4)	—	(4.4)
Interest Earned	—	0.7	0.7
Balance at December 31, 2014	$27.5	$150.7	$178.2

Due to the nature of the assignment of eligible accounts receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the consolidated balance sheets.  At December 31, 2014, the Company had $27.5 million on deposit in the CCF invested in a money market fund, and is classified as a long-term asset in the Company’s consolidated balance sheet.

7.                                      DEBT

At December 31, 2014 and 2013, debt consisted of the following (in millions):

	As of December 31,
	2014	2013	2012
Term Loans:
5.79%, payable through 2020	$38.5	$45.5	$52.5
3.66%, payable through 2023	77.5	77.5	77.5
4.16%, payable through 2027	55.0	55.0	55.0
4.31%, payable through 2032	37.5	37.5	37.5
4.35%, payable through 2044	100.0	—	—
Title XI Bonds:
5.34%, payable through 2028	30.8	33.0	35.2
5.27%, payable through 2029	33.0	35.2	37.4

Revolving Credit Borrowings (1.69% for 2012)	—	—	24.0
Capital leases	1.3	2.4	—
Total debt	373.6	286.1	319.1
Less current portion	(21.6)	(12.5)	(16.4)
Total long-term debt	$352.0	$273.6	$302.7

Debt Maturities:  At December 31, 2014, debt maturities during the next five years and thereafter are as follows (in millions):

Year	Debt Repayments
2015	$21.6
2016	20.7
2017	28.2
2018	28.2
2019	28.2
Thereafter	246.7
Total debt	$373.6

Term Loans:  In May 2005, the Company partially financed the delivery of the MV Manulani by issuing $105.0 million of Series B Notes with a coupon of 4.79 percent and 15-year final maturity.  The notes amortize by semi-annual principal payments of $3.5 million plus interest.  The Company negotiated the release of the MV Manulani as security for the remaining long-term debt of $56.0 million as part of the Company’s debt restructuring completed during the Separation, resulting in an increase in the interest rate to 5.79 percent.

During the second quarter of 2012, the Company issued new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which was funded in three tranches, $77.5 million at an interest rate of 3.66 percent maturing in 2023, $55.0 million at an interest rate of 4.16 percent maturing in 2027, and $37.5 million at an interest rate of 4.31 percent maturing in 2032.  Interest is payable semi-annually.  The weighted average coupon and average life of the three tranches of debt is 3.97 percent and 9.2 years, respectively.  The notes will begin to amortize in 2015, with aggregate semi-annual payments of $4.6 million through 2016, $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

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

Title XI Bonds:  In September 2003, the Company issued $55.0 million in U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34 percent.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.  In July 2004, the Company issued $55.0 million of U.S. Government guaranteed ship finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27 percent.  The bonds are amortized by fifty semi-annual payments of $1.1 million plus interest.

Revolving Credit Facility:  During the second quarter of 2012, the Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks to provide the Company with additional sources of liquidity for working capital requirements and investment opportunities (the “Credit Facility”).  The Credit Facility includes a $100 million sub-limit for the issuance of standby and commercial letters of credit, and a $50 million sub-limit for swing line loans.  The Credit Facility also includes an uncommitted option to increase the Credit Facility by $75 million.

The Credit Facility is subject to commitment fees, letter of credit fees, and interest on borrowings based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”).  Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15 percent to 0.40 percent, and 1.00 percent to 2.25 percent, respectively, based upon the Leverage Ratio.  Interest rates on borrowings are based upon the London Interbank Offered Rate (“LIBOR”) plus 1.00 percent to 2.25 percent using a sliding scale based on the Leverage Ratio.  The Company may also select an interest rate for borrowings at a base rate as defined within the agreement, plus a margin that ranges from 0.0 percent to 1.25 percent.

As of December 31, 2014 and 2013, the used portion of the Company’s Credit Facility was $6.0 million and $5.8 million, respectively, all of which was from letters of credit.

In August 2011, the Company renewed its revolving credit facility with a commitment of $125.0 million and an expiration date of August 2016.  As part of the Company’s debt restructuring completed in June 2012, in connection with the Separation, the outstanding balance of $72.0 million was paid off and the facility was terminated.

Capital Leases:  The Company’s capital lease obligations relate to the leasing of specialized and standard containers used in the Company’s South Pacific service.  Capital leases have been classified within current and long-term debt in the Company’s consolidated balance sheets.

Debt Guarantees:  The Company’s total debt was $373.6 million and $286.1 million as of December 31, 2014 and 2013, respectively.  The outstanding debt was unsecured, except for $63.8 million and $68.2 million as of December 31, 2014 and 2013, respectively, which is guaranteed by the Company’s significant subsidiaries.

Covenants:  Principal financial covenants as defined in the Company’s five-year revolving credit facility and long-term fixed rate debt include, but are not limited to:

•                  The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

•                  The ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

•                  The principal amount of priority debt at any time cannot exceed 20 percent of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10 percent of consolidated tangible assets.  Priority debt, as further defined in the revolving credit facility agreement, is all debt secured by a lien on the Company’s assets or subsidiary debt.

The Company was in compliance with these covenants as of December 31, 2014.

8.                                      LEASES

The Company leases certain property and equipment, and other facilities under operating lease agreements, with terms that range from 1 to 50 years.  Such leases generally include provisions for the maintenance of the leased assets, options to purchase the assets at fair value, and renewal options to extend the lease agreement.  The minimum lease terms of the Company’s non-cancelable operating leases are as follows:

Classification	Range of Life (in years)
Vessels, machinery and equipment	2015 to 2022
Office and warehouse	2015 to 2021
Terminal facilities and land	2016 to 2036

Rent expense under operating leases totaled $58.3 million in 2014, $58.2 million in 2013, and $52.3 million in 2012, which includes volume-based terminal rent.  Additionally, rent expense for short-term and cancelable equipment rentals was $27.6 million, $20.5 million, and $17.8 million in 2014, 2013, and 2012, respectively.  Management expects that in the normal course of business most operating leases will be renewed or replaced by other similar leases.

Future minimum payments under operating leases as of December 31, 2014 were as follows (in millions):

Total Operating
Year	Leases
2015	$20.8
2016	13.0
2017	9.2
2018	3.7
2019	2.3
Thereafter	8.1
Total minimum lease payments	$57.1

In addition to the future minimum lease payments above, the Company’s operating lease for terminal facilities in Honolulu includes a minimum annual commitment, which is calculated by the lessor based on capital improvements by the lessor and an allocation of lessor operating expenses.  The Company has met these minimum annual commitments in 2014, 2013 and 2012.

9.                                      PENSION AND POST-RETIREMENT PLANS

Non-bargaining Plans:

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

Plan Administration, Investments and Asset Allocations:  The Company has an Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options for the qualified plans.  The Investment Committee is also responsible for appointing investment managers and monitoring their performance.  The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents.  The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

The Company’s investment strategy for its qualified pension plan assets is to achieve a diversified mix of investments that provides for long-term growth at an acceptable level of risk, and to provide sufficient liquidity to fund ongoing benefit payments.  The Company has engaged a number of investment managers to implement various investment strategies to achieve the desired asset class mix, liquidity and risk diversification objectives.

The Company’s target and actual asset allocations at December 31, 2014 and 2013 were as follows:

Asset Category	Target	2014	2013
Domestic equity securities	53%	63%	58%
International equity securities	15%	14%	15%
Debt securities	22%	17%	18%
Real estate	5%	5%	5%
Other and cash	5%	1%	4%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also includes an allocation to small-cap and international equity securities.  Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings.  Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries.  Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies.  All assets within specific funds are allocated to the targeted asset allocation of the fund.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.  The one-, three-, and five-year pension asset returns (losses) were 5.8 percent, 13.8 percent, and 10.3 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.7 percent.  Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

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

Fixed Income Securities:  Corporate bonds and U.S. government treasury and agency securities are valued based upon the closing price reported in the market in which the security is traded.  U.S. government agency and corporate asset-backed securities may utilize models, such as a matrix pricing model, that incorporate other observable inputs when broker/dealer quotes are not available, such as cash flow, security structure, or market information.

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

The fair values of the Company’s pension plan assets at December 31, 2014 and 2013, by asset category, are as follows (in millions):

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$19.4	$19.4	$—	$—
Equity securities:
U.S. large-cap	69.5	69.5	—	—
U.S. mid- and small-cap	35.6	35.6	—	—
International large-cap (1)	17.6	5.9	11.7	—
International small-cap (1)	6.9	—	6.9	—
Fixed income securities:
U.S. Treasuries	0.4	—	0.4	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	2.3	—	2.3	—
High-yield U.S. corporate bonds	6.7	—	6.7	—
Emerging markets fixed income	10.8	10.8	—	—
Other types of investments:
Real estate partnership interests	9.3	—	—	9.3
Private equity partnership interests	0.3	—	—	0.3
Total	$178.9	$141.2	$28.1	$9.6

(1) Certain amounts in these categories classified as Level 1 in 2013, were classified as Level 2 in 2014 as there is no-longer an active market for these securities.

	Fair Value Measurements at December 31, 2013
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6.9	$6.9	$—	$—
Equity securities:
U.S. large-cap	64.2	64.2	—	—
U.S. mid- and small-cap	35.7	35.7	—	—
International large-cap	19.0	19.0	—	—
International small-cap	7.2	7.2	—	—
Fixed income securities:
U.S. Treasuries	0.6	—	0.6	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	1.9	—	1.9	—
High-yield U.S. corporate bonds	6.7	—	6.7	—
Emerging markets fixed income	8.9	8.9	—	—
Mortgage-backed securities	12.7	—	12.7	—
Other types of investments:
Real estate partnership interests	8.6	—	—	8.6
Private equity partnership interests	0.3	—	—	0.3
Total	$172.8	$141.9	$22.0	$8.9

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Total
Balance at December 31, 2012	$7.8	$0.8	$8.6
Actual return (loss) on plan assets:
Assets held at the reporting date	0.9	(0.2)	0.7
Assets sold during the period	0.3	0.1	0.4
Purchases, sales and settlements, net	(0.4)	(0.4)	(0.8)
Balance at December 31, 2013	8.6	0.3	8.9
Actual return (loss) on plan assets:
Assets held at the reporting date	0.8	—	0.8
Assets sold during the period	0.3	—	0.3
Purchases, sales and settlements, net	(0.4)	—	(0.4)
Balance at December 31, 2014	$9.3	$0.3	$9.6

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2014, 2013 and 2012, the Company contributed $6.5 million, $3.5 million, and $13.3 million, respectively.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2014 and 2013 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$197.5	$210.1	$52.1	$49.2
Service cost	3.3	2.9	1.1	1.1
Interest cost	9.4	8.6	2.6	2.1
Plan participants’ contributions	—	—	0.7	0.9
Actuarial (gain) loss	38.2	(13.3)	9.7	2.0
Benefits paid	(10.0)	(9.8)	(3.6)	(3.2)
Expenses paid	(1.0)	(1.0)	—	—
Benefit obligation at end of year	$237.4	$197.5	$62.6	$52.1

Change in Plan Assets
Fair value of plan assets at beginning of year	$172.8	$149.2	$—	$—
Actual return on plan assets	10.6	30.8	—	—
Plan participants’ contributions	—	—	0.7	0.9
Employer contributions	6.5	3.5	2.9	2.3
Benefits paid	(10.0)	(9.8)	(3.6)	(3.2)
Expenses paid	(1.0)	(0.9)	—	—
Fair value of plan assets at end of year	178.9	172.8	—	—
Funded Status and Recognized Liability	$(58.5)	$(24.7)	$(62.6)	$(52.1)

Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2014 and 2013 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	2014	2013	2014	2013
Current liabilities	$—	$—	$(2.5)	$(2.4)
Non-current liabilities, net	(58.5)	(24.7)	(60.1)	(49.7)
Total	$(58.5)	$(24.7)	$(62.6)	$(52.1)

Net loss (net of taxes)	$55.5	$32.0	$7.2	$1.7
Prior service cost (net of taxes)	(10.6)	(12.0)	—	—
Total	$44.9	$20.0	$7.2	$1.7

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2014 and 2013 is shown below (in millions):

	2014	2013
Projected benefit obligation	$235.0	$197.5
Accumulated benefit obligation	$234.6	$197.2
Fair value of plan assets	$176.1	$172.8

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2015 is $2.5 million.  The estimated net loss and prior service cost for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2015 is $1.4 million.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement health care and life insurance benefit plans during 2014, 2013, and 2012, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Benefit Cost
Service cost	$3.3	$2.9	$2.7	$1.1	$1.1	$1.0
Interest cost	9.4	8.6	9.0	2.6	2.1	2.3
Expected return on plan assets	(14.1)	(11.9)	(10.7)	—	—	—
Amortization of net loss (gain)	3.0	6.8	7.0	0.6	0.3	0.6
Amortization of prior service cost	(2.3)	(2.3)	(2.3)	—	—	0.1
Net periodic benefit cost	$(0.7)	$4.1	$5.7	$4.3	$3.5	$4.0

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	$25.4	$(19.6)	$4.0	$5.9	$1.2	$(0.4)
Amortization of unrecognized loss	(1.8)	(4.2)	(4.2)	(0.4)	(0.2)	(0.3)
Amortization of prior service cost	1.4	1.4	1.4	—	—	—
Total recognized in other comprehensive income	$25.0	$(22.4)	$1.2	$5.5	$1.0	$(0.7)
Total recognized in net periodic benefit cost and other comprehensive income	$24.3	$(18.3)	$6.9	$9.8	$4.5	$3.3

The weighted average assumptions used to determine benefit information during 2014, 2013, and 2012, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted Average Assumptions:
Discount rate	4.10%	4.90%	4.20%	4.20%	5.00%	4.30%
Expected return on plan assets	8.25%	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate				7.10%	7.30%	8.00%
Ultimate health care cost tread rate				4.50%	4.50%	4.50%
Year ultimate health care cost tread rate is reached				2027	2027	2020

The Company adopted a modified version of the new mortality table (RP-2014) issued by the Society of Actuaries in October 2014 along with a modified mortality improvement scale for the purposes of determining the Company’s mortality assumption used in its defined benefit and other post-retirement plan liability calculations.  The use of the new table resulted in an increase of approximately $17.6 million and $3.9 million to the projected benefit obligation for pension and other post-retirement benefits, respectively as of December 31, 2014.

If the assumed health care cost trend rate were increased or decreased by one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2014, 2013, and 2012 and the net periodic post-retirement benefit cost for 2014, 2013 and 2012, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2014	2013	2012	2014	2013	2012
Effect on total of service and interest cost components	$0.7	$0.6	$0.6	$(0.5)	$(0.5)	$(0.4)
Effect on post-retirement benefit obligation	$10.0	$7.1	$6.5	$(7.8)	$(5.7)	$(5.2)

Current liabilities of $4.1 million and $5.0 million, related to non-qualified pension benefits and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  The Company also has a frozen non-qualified pension plan that covers one outside director and pays retirement benefits in a lump sum from the Company’s general funds.  The obligations relating to these plans totaled $5.4 million and $7.3 million at December 31, 2014 and 2013, respectively.  The expense associated with the non-qualified plans was $0.6 million, $0.6 million, and $0.3 million in 2014, 2013, and 2012, respectively.  A 3.0 percent discount rate was used to determine the 2014 obligation.

As of December 31, 2014, the amount recognized in accumulated other comprehensive income for net loss, net of tax, was $1.2 million, and the amount recognized as prior service credit, net of tax, was $0.7 million.  The net loss amortization for the nonqualified plans to be recognized into net periodic pension costs in 2015 is $0.2 million for net periodic benefit cost, and $(0.2) million for prior service credit amortization.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Qualified
	Pension	Non-qualified	Post-retirement
Year	Benefits	Pension Benefits	Benefits (1)
2015	$11.4	$1.6	$2.5
2016	11.9	0.9	2.5
2017	12.4	0.2	2.6
2018	12.9	1.0	2.7
2019	13.2	0.2	2.8
2020-2024	70.9	2.4	15.3
Total	$132.7	$6.3	$28.4

(1) Net of plan participants’ contributions and Medicare D subsidies.

Defined Contribution Plans:  The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  These plans provide matching contributions of up to 4 percent of eligible employee compensation.  The Company’s matching contributions expensed under these plans totaled $1.6 million for each of the years ended December 31, 2014, 2013, and 2012, respectively.  The Company also provides profit sharing contributions under the qualified defined contribution plans; if a minimum threshold of the Company’s performance is achieved, the Company provides contributions to salaried, non-bargaining unit employees of up to 3 percent based on a formula that may change on an annual basis.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Profit sharing expenses recorded in 2014, 2013 and 2012 under this plan totaled $1.6 million, $1.2 million and $1.2 million, respectively.

Multi-employer Bargaining Plans:

The Company contributes to ten multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees.  Contributions are generally based on amounts paid for union labor or cargo volume.

The risks of participating in multiemployer plans are different from single-employer plans because assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.  Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multiemployer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multiemployer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2014, the Company’s benefit plan withdrawal obligations were $94.8 million. No withdrawal obligations have been recorded by the Company in the consolidated balance sheets at December 31, 2014 and 2013 as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multiemployer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2014 and 2013 is for the plan’s year-end at December 31, 2014 and 2013, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

	EIN/Pension		Pension Protection Act Zone Status as of December 31,		FIP/RP Status Pending/	Contributions of Matson ($ in millions)			Surcharge		Expiration Date of Collective Bargaining
Pension Fund	Plan Number		2014	2013	Implemented	2014	2013	2012	Imposed		Agreement
Hawaii Terminals Multiemployer Pension Plan	20-0389370/001		Yellow	Yellow	Implemented	$5.1	$5.3	$5.1	No		6/30/2014
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293/001		Yellow	Yellow	Implemented	2.9	2.7	2.4	No		6/30/2014
Master, Mates and Pilots Pension Plan	13-6372630/001	(1)	Green	Green	None	1.9	2.1	3.4	No	(3)	6/15/2023 8/15/2023
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247/001	(1)	(2)	(2)	None	1.0	0.8	—	No	(3)	6/15/2023 8/15/2023
MEBA Pension Trust - Defined Benefit Plan	51-6029896/001	(4)	Green	Green	None	2.1	2.1	2.1	No		8/15/2018
OCU Trust Pension	26-1574440/001		Green	Green	None	0.1	0.1	0.1	No		6/30/2016
Total						$13.1	$13.1	$13.1

(1)                   Effective December 31, 2012, the Masters, Mates and Pilots Pension Plan was frozen for all new benefit accruals.  Commencing January 1, 2013, all new benefits accrue under a new Masters, Mates and Pilots Adjustable Pension Plan.

(2)                   The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.

(3)                   The Company is party to two collective-bargaining agreements based upon vessels that require contributions to this plan:  Contract A, covering thirteen vessels, expires on June 15, 2023, and Contract B, covering one managed vessel, expires on August 15, 2023.

(4)                   In 2012, the Company agreed to contribute at least 11.7 percent of total wages paid to employees in covered Marine Engineer Benefits Association (“MEBA”) employment to the MEBA Pension Trust by a reallocation of the total labor cost under the collective bargaining agreement.  The pension contribution rate was determined by the plan’s actuary to be necessary to maintain full funding of the pension plan and is fully offset by a reallocation of wages and other benefits.

The Company was listed in its plans’ Forms 5500 as providing more than five percent of the total contributions for the following plans and plan years:

Pension Plans	Year Contributions to Plan Exceeded More than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
Hawaii Terminals Multiemployer Pension Plan	2014, 2013 and 2012
Hawaii Stevedoring Multiemployer Retirement Plan	2014, 2013 and 2012
Masters, Mates and Pilots Pension Plan (5)	2013 and 2012
Masters, Mates and Pilots Adjustable Pension Plan (5)	2013
MEBA Pension Trust - Defined Benefit Plan (5)	2013 and 2012

(5)         As of the date the consolidated financial statements were issued, Form 5500s were not available for the plan years ending in 2014 for this and other plans.

The Company contributes to seven multiemployer plans that provide post-retirement benefits other than pensions under the terms of collective-bargaining agreements with American Radio Association AFL-CIO; ILWU Local 142; ILWU Local 63, Office Clerical Unit Marine Clerk Association; International Organization of Masters, Mates and Pilots, AFL-CIO; Marine Engineers’ Beneficial Association, AFL-CIO District No. 1 — PCD, MEBA; Marine Firemen’s Union; and Sailors’ Union of the Pacific.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision, hearing, prescription drug, death, accidental death and dismemberment, disability, legal aid, training in maritime electronics, scholarship program, wage insurance and license insurance, although not all of these benefits are provided by each plan.  These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multiemployer defined benefit pension plans.  Contributions made to these plans by the Company were $11.1 million, $10.5 million and $10.8 million in 2014, 2013 and 2012, respectively.

Multiemployer Defined Contribution Plans:  The Company contributes to six multi-employer defined contribution pension plans.  These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans.  Contributions made to these plans by the Company were $3.0 million, $3.0 million and $3.3 million in 2014, 2013 and 2012, respectively.

10.                               INCOME TAXES

The income tax expense on income from continuing operations for the years ended December 31, 2014, 2013 and 2012 consisted of the following (in millions):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$45.5	$(24.3)	$38.9
State	3.7	(1.0)	3.2
Total	49.2	(25.3)	42.1
Deferred	2.7	57.5	(9.1)
Total income tax expense	$51.9	$32.2	$33.0

Income tax expense for 2014, 2013, and 2012 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2014		2013		2012
Computed federal income tax expense	35.0%		35.0%		35.0%
State income tax	2.2%		2.9%		0.6%
Deferred tax adjustment	(0.9%	)	0.0%		(1.6%	)
Separation costs	0.0%		0.0%		2.0%
Transaction costs	1.4%		0.0%		0.0%
Unrecognized tax benefits	(0.4%	)	(2.1%	)	1.7%
Valuation allowance	3.3%		0.0%		0.0%
Other — net	1.7%		1.7%		1.1%
Effective income tax rate	42.3%		37.5%		38.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	As of December 31,
	2014	2013
Deferred tax assets:
Benefit plans	$63.6	$41.8
Insurance reserves	11.4	10.0
Allowance for doubtful accounts	1.4	1.3
Reserves	2.1	6.0
Foreign losses	4.1	3.1
Alternative minimum tax credits	1.5	1.4
Other	0.8	(0.2)
Total deferred tax assets	84.9	63.4
Valuation allowance	(4.1)	—
Total Deferred tax assets, net of valuation allowance	80.8	63.4
Deferred tax liabilities:
Basis differences for property and equipment	252.7	278.0
Capital Construction Fund	106.9	83.4
Joint ventures and other investments	7.7	4.6
Deferred revenue	10.1	11.4
Amortization	3.8	3.0
Total deferred tax liabilities	381.2	380.4
Deferred tax liability, net	$300.4	$317.0

During 2014, the Company recorded a full valuation allowance against deferred tax assets related to accumulated operating losses of a foreign subsidiary of $4.1 million.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured as the fair market value of the stock at the time of vesting, tax effected.  The net tax benefits from share-based transactions were $0.8 million and $0.6 million for 2014 and 2013, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid in capital in the consolidated statements of shareholders’ equity.  The Company’s deferred tax liabilities incurred during 2014 and 2013 are primarily due to increased contributions to the CCF (see Note 6).

Unrecognized Tax Benefits:  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Balance at December 31, 2011	$2.6
Additions for tax positions of prior years	4.0
Reductions for tax positions of current year	3.7
Reductions for tax positions of prior years	(1.0)
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2012	8.3
Additions for tax positions of prior years	2.0
Reductions for lapse of statute of limitations	(3.1)
Balance at December 31, 2013	7.2
Additions for tax positions of prior years	0.5
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2014	$6.7

Of the total unrecognized benefits, $6.7 million, $7.2 million, and $8.3 million at December 31, 2014, 2013 and 2012, respectively, represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.2 million, $0.3 million, and $0.4 million as of December 31, 2014, 2013 and 2012, respectively.

The Company is no longer subject to U.S. federal income tax audits for years before 2011, and substantially all material income tax matters have been concluded for years through 2009.  The Company is routinely involved in state, local income and excise tax audits.

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

In connection with the Separation, on June 29, 2012, each stock option held by a Matson employee was converted into an adjusted Matson stock option.  The exercise prices of the adjusted Matson stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option.  The modification of the awards did not result in any additional stock compensation expense to be recorded upon Separation.  The resulting Matson stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the Former Parent Company stock options immediately prior to the Separation.  Also, in connection with the Separation, any non-vested restricted stock units (“RSUs”) granted to Matson employees were converted into Matson RSUs.  The RSU grants were converted in a manner that was intended to preserve the fair market value of the awards.  The resulting Matson RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the grants immediately prior to the Separation.

After the Separation was completed, approximately 8.7 million shares of the Company’s common stock were reserved for issuance under the plans, with approximately 6.1 million shares remaining as available for future issuance under all equity compensation plans (excluding 0.9 million shares to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2014).

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

Stock Issuance Program — Under the Stock Issuance Program, shares of common stock, restricted stock units or performance shares may be granted.  Time-based equity awards vest ratably over three years. Provided certain three-year performance targets are achieved, performance-based equity awards vest on the three-year anniversary date of the grant.  During the first quarter of 2013, the Company granted performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  During the first quarter of 2014, the Company granted similarly structured performance share awards that will be measured over the three-year period beginning January 1, 2014 and ending December 31, 2016.  Performance Share awards for the senior leadership team will also be modified based on total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same respective three-year period.  The relative TSR is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P Mid-Cap 400 Index (with each index weighted 50 percent).  The service-vesting provisions of each performance-based award require the award recipient to remain in continuous service with the Company until the end of the three-year measurement period, subject to certain exceptions due to retirement, disability, or death, in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

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

The Company estimates the grant-date fair value of its stock options using a Black-Scholes option-pricing model.  The weighted average grant-date fair values, prior to the Separation, of the options granted during 2012 was $10.74 per option.  No options were granted after the Separation; therefore all weighted average assumptions provided in the table below are prior to the Separation:

Year Ended
December 31, 2012
Expected volatility (1)	31.8%
Expected term (in years) (2)	6.1
Risk-free interest rate (3)	1.2%
Dividend yield (4)	2.7%

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

Activity in the Company’s stock option plans for the year ended December 31, 2014, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value
Outstanding at December 31, 2013	844	208	140	1,192	$21.24
Granted	—	—	—	—
Exercised	(187)	(70)	(62)	(319)	$21.10
Forfeited and expired	—	(6)	(15)	(21)	$23.17
Outstanding at December 31, 2014	657	132	63	852	$21.24	4.1	$11,294
Exercisable at December 31, 2014	620	132	63	815	$21.13	4.0	$10,895

The following table summarizes non-vested restricted stock unit activity through December 31, 2014, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2013	555	$25.61
Granted	352	23.61
Exercised	(193)	25.05
Canceled	(36)	24.78
Outstanding at December 31, 2014	678	$24.78

A summary of compensation cost related to share-based payments for each of the three years in the period ended December 31, 2014, is as follows (in millions):

	Years Ended December 31,
	2014	2013	2012
Share-based expense (net of estimated forfeitures):
Stock options	$0.3	$0.4	$0.9
Non-vested stock and restricted stock units	8.4	5.5	3.1
Total share-based expense	8.7	5.9	4.0
Total recognized tax benefit	(3.4)	(2.2)	(1.6)
Total share-based expense (net of tax)	$5.3	$3.7	$2.4

Cash received by Matson upon option exercise	$5.8	$1.7	$3.5
Intrinsic value of options exercised	$3.4	$1.1	$5.2
Tax benefit realized upon option exercise	$1.9	$1.7	$1.5
Fair value of stock vested	$5.0	$4.4	$3.8

As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options.  As of December 31, 2014, unrecognized compensation cost related to non-vested stock and restricted stock units was $9.0 million.  That unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

12.                   COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments that are described in Note 8, included the following as of December 31, 2014 (in millions):

Standby letters of credit (1)	$6.0
Bonds (2)	$20.6
Benefit plan withdrawal obligations (3)	$94.8

(1)       Includes $4.8 million in letters of credit, which are required for the Company’s uninsured workers’ compensation programs and its other insurance programs, and $1.2 million in letters of credit used to support various credit enhancement needs.

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

These amounts are not recorded on the Company’s consolidated balance sheets and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Employee Matters:  As of December 31, 2014, Matson and its subsidiaries had 1,056 employees, of which 285 employees were covered by collective bargaining agreements with unions.  Of these covered employees, 252 are subject to collective bargaining agreements that expired in 2014.  These numbers do not include billets on ships, employees of SSAT or contractors.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast.  The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2014.  On February 20, 2015, the PMA and the ILWU announced a tentative agreement on a new five-year contract covering longshore workers at all 29 U.S. West Coast ports.  The tentative agreement is subject to ratification by both the PMA and ILWU, and no assurance can be given that the tentative agreement will be ratified by both parties.  If the tentative agreement is not ratified, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

Matson also has collective bargaining agreements with ILWU labor in Hawaii, and ILWU office clerical workers in Oakland, each of which expired on June 30, 2014.  Workers under these agreements are operating under extensions with the unions.  With a tentative agreement reached between the PMA and the ILWU, negotiations with the ILWU labor in Hawaii are expected to resume, and negotiations with the ILWU office clerical workers in Oakland are expected to commence; however no assurance can be given that agreements will be reached without slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s operations.

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

On October 10, 2013, the Company was served with a federal grand jury subpoena seeking documents in connection with a criminal investigation into the release of molasses into Honolulu Harbor.  In addition, in April 2014, the Company received two subpoenas from the Hawaii Attorney General and written requests for information regarding the release from the following governmental agencies:  (i) the DOH; (ii) the State of Hawaii Office of Hawaiian Affairs; and (iii) the U.S. Environmental Protection Agency (the “EPA”) (Region IX).

On October 21, 2014, the U.S. Attorney for the District of Hawaii (the “U.S. Attorney”) filed an Information (the “Information”) with the U.S. District Court for the District of Hawaii (the “Court”) charging Matson Terminals, Inc. (“MTI”), the subsidiary of the Company that operated the pipeline, with two misdemeanor violations of Section 407 of the Rivers and Harbors Act of 1899 (the “Refuse Act”) arising from the molasses release.  The U.S. Attorney also filed a Memorandum of Plea Agreement (the “Plea Agreement”), subject to the approval of the Court, to resolve federal criminal charges arising from the molasses release.  Pursuant to the Plea Agreement, MTI agreed to plead guilty to the two violations of the Refuse Act and to pay $1.0 million, comprised of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of the shoreline and ocean resources.  On October 24, 2014, MTI entered a guilty plea in the Court. On January 29, 2015, MTI executed an Amended Plea Agreement that was accepted by the Court which then sentenced MTI to make the payments described above.  On February 24, 2015, the EPA informed the Company that it will not seek to debar MTI and its affiliates from obtaining future U.S. government contracts. The Company has included the $1.0 million in accrued and other liabilities in the consolidated balance sheet at December 31, 2014.

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

13.                   RELATED PARTY TRANSACTIONS

Effective upon the completion of the Separation, the Company ceased to be a related party of the Former Parent Company.  Prior to the Separation, transactions with Former Parent Company were considered related party transactions, as discussed below.

Historically, the Company provided vessel management services to A&B for its bulk sugar vessel, the MV Moku Pahu, the income of which is included in Ocean Transportation segment.  Additionally, the Company expensed operating costs related to a lease for industrial warehouse space in Savannah, Georgia, that was leased from A&B.  The Company also recognized the cost for equipment and repair services to the vessel and other various services provided by A&B in operating costs.

There were no related party transactions entered into after the completion of the Separation on June 29, 2012.  Prior to the Separation, the related party transactions were as follows (in millions):

Years Ended
Related Party Transactions	December 31, 2012
Vessel management services income	$2.0
Lease expense to A&B	(2.1)
Equipment and repair services expense and other	(1.4)
Related party expense, net	$(1.5)

Contributions to A&B totaled $155.7 million for the year ended December 31, 2012, which related to the Separation.  Contributions to the Former Parent Company for the proceeds from the issuance of capital stock of $21.7 million for the year ended December 31, 2012 have been included in the consolidated financial statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No contributions were made subsequent to 2012.  Contributions from the Former Parent Company of $25.0 million, for the year ended December 31, 2012, represent dividends paid by the Former Parent Company to its shareholders prior to the Separation offset by distributions to the Former Parent Company for stock based compensation and are reflected in the consolidated financial statements due to Matson being the successor company of the Former Parent Company for accounting purposes.  No distributions were made subsequent to 2012.

14.                               REPORTABLE SEGMENTS

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

Reportable segment information for 2014, 2013, and 2012 is summarized below (in millions):

	Years Ended December 31,
	2014	2013	2012
Revenue:
Ocean Transportation	$1,278.4	$1,229.4	$1,189.8
Logistics	435.8	407.8	370.2
Total revenue	$1,714.2	$1,637.2	$1,560.0
Operating Income:
Ocean Transportation (1)	$131.1	$94.3	$96.6
Logistics	8.9	6.0	0.1
Total operating income	140.0	100.3	96.7
Interest expense, net	(17.3)	(14.4)	(11.7)
Income before income taxes	122.7	85.9	85.0
Income taxes	(51.9)	(32.2)	(33.0)
Income from continuing operations	70.8	53.7	52.0
Discontinued operations	—	—	(6.1)
Net income	$70.8	$53.7	$45.9

(1)         The Ocean Transportation segment includes $6.6 million, $(2.0) million and $3.2 million of equity in income (loss) from the Company’s Terminal Joint Venture, SSAT, for 2014, 2013, and 2012, respectively.

	As of December 31,
	2014	2013	2012
As of December 31:
Identifiable Assets:
Ocean Transportation (2)	$1,313.9	$1,168.6	$1,097.2
Logistics	87.9	79.7	77.1
Total assets	$1,401.8	$1,248.3	$1,174.3
Capital Expenditures:
Ocean Transportation	$27.8	$33.8	$37.0
Logistics	0.1	1.4	1.1
Total capital expenditures	$27.9	$35.2	$38.1
Depreciation and Amortization from Continuing Operations:
Ocean Transportation	$66.6	$66.4	$69.1
Logistics	3.1	3.3	3.4
Total depreciation and amortization	$69.7	$69.7	$72.5

(2)         The Ocean Transportation segment includes $64.4 million, $57.6 million, and $59.6 million related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2014, 2013, and 2012, respectively.

15.                                 QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2013 and 2012 are listed below (in millions, except per-share amounts):

	Quarters During the Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
Revenue:
Ocean Transportation	$294.6	$321.1	$329.5	$333.2
Logistics	97.9	115.3	112.3	110.3
Total operating revenue	$392.5	$436.4	$441.8	$443.5
Operating Income:
Ocean Transportation	$9.4	$32.8	$42.6	$46.3
Logistics	0.5	2.9	2.4	3.1
Total operating income	9.9	35.7	45.0	49.4
Interest Expense	(4.1)	(4.5)	(4.4)	(4.3)
Income before Income Taxes	5.8	31.2	40.6	45.1
Income tax expense	(2.4)	(13.1)	(19.1)	(17.3)
Net Income	$3.4	$18.1	$21.5	$27.8

Basic Earnings Per Share:	$0.08	$0.42	$0.50	$0.65
Diluted Earnings Per Share:	$0.08	$0.42	$0.50	$0.63

	Quarters During the Year Ended December 31, 2013
	Q1	Q2	Q3	Q4
Revenue:
Ocean Transportation	$299.9	$310.0	$310.1	$309.4
Logistics	94.8	106.6	104.9	101.5
Total operating revenue	$394.7	$416.6	$415.0	$410.9
Operating Income (loss):
Ocean Transportation	$18.5	$34.3	$25.5	$16.0
Logistics	0.2	2.2	1.7	1.9
Total operating income	18.7	36.5	27.2	17.9
Interest Expense	(3.7)	(3.6)	(3.6)	(3.5)
Income before Income Taxes	15.0	32.9	23.6	14.4
Income tax expense	(5.9)	(12.8)	(6.4)	(7.1)
Net Income	$9.1	$20.1	$17.2	$7.3

Basic Earnings Per Share:	$0.21	$0.47	$0.40	$0.17
Diluted Earnings Per Share:	$0.21	$0.47	$0.40	$0.17

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

Internal Control over Financial Reporting

See page 33, for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 34, for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.                                    Directors

For information about the directors of Matson, see the section captioned “Election of Directors” in Matson’s proxy statement for the 2015 Annual Meeting of Shareholders (“Matson’s 2015 Proxy Statement”), which section is incorporated herein by reference.

B.                                    Executive Officers

For information about the executive officers of Matson, see the section captioned “Executive Officers” in Matson’s 2015 Proxy Statement, which section is incorporated herein by reference.

C.                                    Corporate Governance

For information about the Audit Committee of the Matson Board of Directors and compliance with Section 16 (a) of the Exchange Act, see the sections captioned “Board of Directors and Committees of Board” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in Matson’s 2015 Proxy Statement, which sections are incorporated herein by reference.

D.                                    Code of Ethics

For information about Matson’s Code of Ethics, see the subsection captioned “Code of Ethics” in Matson’s 2015 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2015 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsections titled “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in Matson’s 2015 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2015 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2015 Proxy Statement, which sections are incorporated herein by reference.

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

2.1      Agreement and Plan of Merger, dated as of November 11, 2014, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated November 11, 2014).

2.2      Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated February 13, 2015).

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

10.13  Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015.

10.14  Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.15  Form of Matson, Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated January 29, 2013).

10.16  Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S-8 dated October 26, 2012).

10.17  Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 of Matson’s Form S-8 dated October 26, 2012).

10.18  Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 of Matson’s Form S-8 dated October 26, 2012).

10.19  Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 of Matson’s Form S-8 dated October 26, 2012).

10.20  Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 of Matson’s Form S-8 dated October 26, 2012).

10.21  Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 of Matson’s Form S-8 dated October 26, 2012).

10.22  Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.20 of Matson’s Form 10-K for the year ended December 31, 2013).

10.23  Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

10.24  Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.25  Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.26  Form of Anti-Dilution Adjustment Amendment to 2012 Performance-Based Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.12 of Matson’s Form S-8 dated October 26, 2012).

10.27  Matson, Inc. 1998 Stock Option/Stock Incentive Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan) (incorporated by reference to Exhibit 99.1 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.28  Matson, Inc. 1998 Non-Employee Director Stock Option Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Non-Employee Director Stock Option Plan) (incorporated by reference to Exhibit 99.2 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.29  Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.3 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30  Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.31  Special Form of Restricted Stock Unit Assumption Agreement (incorporated by reference to Exhibit 99.5 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.32  Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.33  Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.34  Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.35  Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.b.1.(l) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

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

10.41  Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.42  Schedule identifying executive officers who have entered into Form of Letter Agreement.

10.43  Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.44  Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated October 24, 2014).

10.45  Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.46  Matson, Inc. One-Year Performance Improvement Incentive Plan (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2012).

10.47  Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.48  Matson, Inc. Three-Year Performance Improvement Incentive Plan (formerly known as the Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan), as restated effective October 22, 1992 (incorporated by reference to Exhibit 10.b.1.(lxxi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.49  Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.50  Matson, Inc. Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), as restated effective April 28, 1988 (incorporated by reference to Exhibit 10.b.1.(lxxiv) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

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

10.55  Agreement and Plan of Merger, dated as of February 13, 2012, by and among Alexander & Baldwin, Inc., Alexander & Baldwin Holdings, Inc. and A&B Merger Corporation (incorporated by reference to Exhibit 2.1 of Alexander & Baldwin, Inc.’s Form 8-K dated February 13, 2012).

10.56  Separation and Distribution Agreement, dated as of June 8, 2012, by and between Alexander & Baldwin Holdings, Inc. and A&B II, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated June 8, 2012).

10.57  Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.58  Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.59  Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.60  Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

10.61  Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.62  Form of Consulting Agreement by and between Matson Navigation Company, Inc., and Kevin C. O’Rourke (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2013).

10.63  Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.64  Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10-2 of Matson’s Form 8-K dated January 29, 2013).

10.65  Settlement Agreement, dated as of July 17, 2014, among the United States of America, acting through the United States Department of Justice and on behalf of the United States Surface Deployment and Distribution Command, Matson Navigation Company, Inc., and Mario Rizzo (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 22, 2014).

10.66  Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

21.      Matson, Inc. Subsidiaries as of February 1, 2015.

23.      Consent of Deloitte & Touche, LLP dated February 27, 2015.

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

MATSON, INC.
(Registrant)

Date: February 27, 2015	/s/ Matthew J. Cox
Matthew J. Cox
President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	President, Chief Executive Officer and Director	February 27, 2015
Matthew J. Cox

/s/ Walter A. Dods, Jr.	Chairman of the Board and Director	February 27, 2015
Walter A. Dods, Jr.

/s/ W. Blake Baird	Director	February 27, 2015
W. Blake Baird

/s/ Michael J. Chun	Director	February 27, 2015
Michael J. Chun

/s/ Thomas B. Fargo	Director	February 27, 2015
Thomas B. Fargo

/s/ Constance H. Lau	Director	February 27, 2015
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 27, 2015
Jeffrey N. Watanabe

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 27, 2015
Joel M. Wine

/s/ Dale B. Hendler	Vice President and Controller, (principal accounting officer)	February 27, 2015
Dale B. Hendler