Form 10-Q
period 2015-03-31
Matson, Inc.
filed 2015-05-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares of common stock outstanding as of March 31, 2015: 43,454,400

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three-Months Ended
	March 31
	2015	2014
Operating Revenue:
Ocean Transportation	$305.5	$294.6
Logistics	92.7	97.9
Total Operating Revenue	398.2	392.5

Costs and Expenses:
Operating costs	318.2	347.8
Equity in income of terminal joint venture	(3.4)	(0.2)
Selling, general and administrative	38.5	35.0
Total Costs and Expenses	353.3	382.6

Operating Income	44.9	9.9
Interest expense	(4.3)	(4.1)
Income before Income Taxes	40.6	5.8
Income tax expense	(15.6)	(2.4)
Net Income	$25.0	$3.4

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$25.0	$3.4
Other Comprehensive Income (Loss):
Net loss in prior service cost	(0.2)	—
Amortization of prior service cost included in net periodic pension cost	(0.4)	(0.3)
Amortization of net loss included in net periodic pension cost	1.4	0.7
Foreign currency translation adjustment	0.1	(0.1)
Total Other Comprehensive Income	0.9	0.3
Comprehensive Income	$25.9	$3.7

Basic Earnings Per Share:	$0.58	$0.08
Diluted Earnings Per Share:	$0.57	$0.08

Weighted Average Number of Shares Outstanding:
Basic	43.4	42.9
Diluted	43.9	43.3

Cash Dividends Per Share	$0.17	$0.16

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	March 31	December 31
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$325.8	$293.4
Accounts receivable, net	201.8	197.6
Deferred income taxes	7.8	8.0
Prepaid expenses and other assets	19.6	20.5
Total current assets	555.0	519.5
Investment in terminal joint venture	67.8	64.4
Property and equipment, net	678.7	691.2
Goodwill and intangible assets, net	29.8	29.9
Capital Construction Fund deposits	27.5	27.5
Other long-term assets	68.1	69.3
Total assets	$1,426.9	$1,401.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$21.6	$21.6
Accounts payable	140.6	133.2
Payroll and vacation benefits	15.9	17.3
Uninsured liabilities	25.0	24.5
Accrued and other liabilities	20.7	26.9
Total current liabilities	223.8	223.5
Long-term Liabilities:
Long-term debt	349.6	352.0
Deferred income taxes	313.3	308.4
Employee benefit plans	119.2	118.6
Uninsured and other liabilities	35.7	35.5
Total long-term liabilities	817.8	814.5
Commitments and Contingencies (Note 7)
Shareholders’ Equity:
Capital stock	32.4	32.4
Additional paid in capital	278.0	274.9
Accumulated other comprehensive loss	(52.4)	(53.3)
Retained earnings	127.3	109.8
Total shareholders’ equity	385.3	363.8
Total liabilities and shareholders’ equity	$1,426.9	$1,401.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Three-Months Ended
	March 31
	2015	2014
Cash Flows From Operating Activities:
Net income	$25.0	$3.4
Reconciling adjustments:
Depreciation and amortization	16.8	17.5
Deferred income taxes	4.5	0.7
Share-based compensation expense	2.8	1.8
Equity in income from terminal joint venture	(3.4)	(0.2)
Other	3.3	(0.4)
Changes in assets and liabilities:
Accounts receivable	(4.2)	4.4
Deferred dry-docking payments	(5.1)	(7.3)
Deferred dry-docking amortization	5.5	5.3
Prepaid expenses and other assets	0.7	0.8
Accounts payable and accrued liabilities	7.4	4.7
Other liabilities	(7.0)	(0.6)
Net cash provided by operating activities	46.3	30.1

Cash Flows From Investing Activities:
Capital expenditures	(3.3)	(4.9)
Proceeds from disposal of property and equipment	0.3	0.4
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Net cash used in investing activities	(3.0)	(4.5)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	100.0
Payments of debt	(2.4)	(2.5)
Proceeds from issuance of capital stock	1.9	0.7
Tax withholding related to net share settlements of restricted stock units	(2.9)	(1.7)
Dividends paid	(7.5)	(6.9)
Net cash (used in) provided by financing activities	(10.9)	89.6
Net increase in cash and cash equivalents	32.4	115.2
Cash and cash equivalents, beginning of the period	293.4	114.5
Cash and cash equivalents, end of the period	$325.8	$229.7

Supplemental Cash Flow Information:
Interest paid	$3.9	$1.9
Income tax paid (refunded)	$4.2	$(0.9)

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$1.0	$1.3

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

Horizon Acquisition: On November 11, 2014, Matson and Horizon Lines, Inc. (“Horizon”) announced that MatNav and Horizon entered into a definitive merger agreement pursuant to which Horizon will be merged with a subsidiary of MatNav.  As a result, Matson will acquire Horizon’s Alaska operations and assume all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Transaction”).  Separately, on the same day, Horizon announced that it agreed to sell its Hawaii operations to The Pasha Group (“Pasha”), (the “Pasha Transaction”), and shut-down all of its operations in Puerto Rico.

The total value for the Horizon Transaction is approximately $456 million (before transaction costs), based on Horizon’s net debt outstanding as of March 22, 2015, less the anticipated proceeds from the Pasha Transaction.  The Horizon Transaction is conditioned on the Pasha Transaction closing and other customary closing conditions.  The Company expects to fund the Horizon Transaction from cash on hand and available borrowings under its revolving credit facility.  The Pasha Transaction is also subject to customary closing conditions.  The Company expects to close the Horizon Transaction by the end of the second quarter.

2.                                      SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The condensed consolidated financial statements are unaudited.  Due to the nature of the Company’s operations, the results for interim periods are not necessarily indicative of results to be expected for the year.  These condensed consolidated financial statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Fiscal Period: The period end for Matson, Inc. is March 31.  The period end for MatNav occurred on the last Friday in March, except for Matson Logistics Warehousing for which the period closed on March 31.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

3.                          CAPITAL CONSTRUCTION FUND

At March 31, 2015 and December 31, 2014, the Company had the following amounts of assigned eligible accounts receivable, and on deposit to the Capital Construction Fund (“CCF”) (in millions):

	March 31	December 31
	2015	2014
CCF on deposit	$27.5	$27.5
Eligible accounts receivable assigned to CCF	150.9	150.7
Total	$178.4	$178.2

Due to the nature of the assignment of eligible accounts receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the condensed consolidated balance sheets.  The Company’s CCF on deposit of $27.5 million at March 31, 2015 and December 31, 2014, was invested in a money market fund, and is classified as a long-term asset in the Company’s condensed consolidated balance sheet.

The Company’s CCF is described in Note 6 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

4.                                      DEBT

At March 31, 2015 and December 31, 2014, the Company’s debt consisted of the following (in millions):

	March 31	December 31
	2015	2014
Term Loans:
5.79%, payable through 2020	$38.5	$38.5
3.66%, payable through 2023	77.5	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
Title XI Bonds:
5.34%, payable through 2028	29.7	30.8
5.27%, payable through 2029	31.9	33.0
Capital leases	1.1	1.3
Total Debt	371.2	373.6
Less current portion	(21.6)	(21.6)
Total Long-term Debt	$349.6	$352.0

The Company’s Debt is described in Note 7 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

5.                          PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost for the Plans for the three-months periods ended March 31, 2015 and 2014 (in millions):

	Pension Benefits		Post-retirement Benefits
	March 31		March 31
	2015	2014	2015	2014
Service cost	$0.9	$0.8	$0.4	$0.3
Interest cost	2.4	2.4	0.6	0.6
Expected return on plan assets	(3.5)	(3.5)	—	—
Amortization of net loss	1.6	0.8	0.6	0.1
Amortization of prior service cost	(0.6)	(0.6)	—	—
Net Periodic Cost (Benefit)	$0.8	$(0.1)	$1.6	$1.0

On April 10, 2015, the Company paid an initial contribution of $1.6 million to its defined benefit pension plans, of total expected contributions of $6.2 million to be made for 2015.

6.                          SHARE-BASED COMPENSATION

During the three-months period ended March 31, 2015, the Company granted approximately 226,000 in total of time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $35.28.  The number of performance shares awarded represents the maximum that can be earned, and will ultimately depend on the Company’s performance.

Total stock-based compensation cost recognized in the Condensed Consolidated Financial Statements of Income and Comprehensive Income as a component of selling, general and administrative costs was $2.8 million and $1.8 million for the three-months periods ended March 31, 2015 and 2014, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $14.8 million at March 31, 2015, and is expected to be recognized over a weighted-average period of 2.2 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

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

Matson also has collective bargaining agreements with ILWU labor in Hawaii, and ILWU office clerical workers in Oakland, each of which expired on June 30, 2014.  Workers under these agreements are operating under extensions with the unions.  With a tentative agreement reached between the PMA and the ILWU, negotiations with the ILWU labor in Hawaii have resumed, and negotiations with the ILWU office clerical workers in Oakland are expected to commence; however no assurance can be given that agreements will be reached without slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s operations.

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

On January 29, 2015, the Company resolved the federal criminal investigation with the U.S. Attorney for the District of Hawaii by pleading guilty to two misdemeanor violations of the Rivers and Harbors Act of 1899 arising from the molasses release and paying $1.0 million, comprised of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of Hawaii’s shoreline and ocean resources.  In addition, on February 24, 2015, the EPA informed the Company that it will not seek to debar MTI and its affiliates from obtaining future U.S. government contracts.

The Company has not yet resolved any potential civil claims by other governmental agencies arising out of the molasses release.  However, except with respect to the matters discussed above, government agencies have not initiated any legal actions in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.  The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

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

8.                          EARNINGS PER SHARE

The number of shares used to compute basic and diluted earnings per share for the three-months periods ended March 31, 2015 and 2014, is as follows (in millions, except per share data):

	Three-Months Ended March 31, 2015			Three-Months Ended March 31, 2014
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$25.0	43.4	$0.58	$3.4	42.9	$0.08
Effect of dilutive securities		0.5	(0.1)		0.4	—
Diluted:	$25.0	43.9	$0.57	$3.4	43.3	$0.08

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2015 and December 31, 2014 are as follows (in millions):

	Carrying Value at	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2015	Fair Value Measurements at March 31, 2015
Cash and cash equivalents	$325.8	$325.8	$—	$—
Accounts receivable, net	201.8	—	201.8	—
Fixed rate debt	371.2	—	397.3	—

	Carrying Value at December 31, 2014	Fair Value Measurements at December 31, 2014
Cash and cash equivalents	$293.4	$293.4	$—	$—
Accounts receivable, net	197.6	—	197.6	—
Fixed rate debt	373.6	—	395.7	—

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

Segment results for the three-months periods ended March 31, 2015 and 2014 were as follows (in millions):

	Three-Months Ended
	March 31
	2015	2014
Revenue:
Ocean Transportation	$305.5	$294.6
Logistics	92.7	97.9
Total Revenue	$398.2	$392.5
Operating Income:
Ocean Transportation	$43.9	$9.4
Logistics	1.0	0.5
Total Operating Income	44.9	9.9
Interest expense, net	(4.3)	(4.1)
Income before Income Taxes	40.6	5.8
Income taxes	(15.6)	(2.4)
Net Income	$25.0	$3.4

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities Exchange Commission (“SEC”) on February 27, 2015.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, and the Company’s reports filed on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

The Company expects to close the pending transaction with Horizon Lines, Inc. by the end of the second quarter.  However, the closing remains dependent upon a number of conditions, including the closing of Pasha’s acquisition of Horizon’s Hawaii business.  The Company’s 2015 outlook continues to exclude any future effects of the pending transaction.  Assuming the pending transaction closes by the end of the second quarter, the Company expects to update its outlook for the effects of the acquisition during its second quarter 2015 earnings conference call, currently scheduled for early August 2015.

Ocean Transportation: The Company believes that the Hawaii economy is in a multi-year recovery and is anticipating modest market growth in the trade in 2015.  However, containership capacity is projected to increase in the second quarter of 2015 as a competitor has announced plans to launch an additional new vessel into the trade in May.  As a result, the Company expects its 2015 Hawaii container volume to approximate the 2014 level.

During the first quarter 2015, the Company continued to realize significantly higher freight rates in its China trade, reflecting the high demand for its expedited transpacific service, which was amplified by cargo availability delays experienced by other ocean carriers associated with port congestion on the U.S. West Coast.  International vessel overcapacity is expected to continue in 2015 with vessel deliveries outpacing demand growth.  The Company expects strong demand for its expedited service to continue in 2015 resulting in high vessel utilization levels and premium freight rates.  In 2015, the Company expects market growth in Guam to result in flat to modestly higher container volume compared to 2014, assuming no new competitors enter the market.

Notwithstanding the productivity challenges resulting from the port congestion on the U.S. West Coast, the Company expects modest profit at the Company’s terminal joint venture, SSAT, for 2015.

For the full year 2015, Ocean Transportation operating income is expected to be moderately higher than 2014.

The Company’s outlook for 2015 also excludes any future effects from the September 2013 molasses incident.

Logistics: The Company expects full year 2015 operating income to exceed the 2014 level of $8.9 million, driven by volume growth, expense control and improvements in warehouse operations.

Interest Expense: The Company expects its interest expense in 2015 to decrease slightly from the 2014 amount of $17.3 million.

Income Tax Expense: The Company expects its 2015 effective tax rate to be approximately 38.5 percent.

Other: The Company expects maintenance capital expenditures for 2015 to be approximately $40.0 million and, in addition, has scheduled contract payments of $33.4 million in 2015 relating to its two vessels under construction.  The Company also expects to make additional contributions to its CCF in 2015, which are expected to exceed the $65.5 million net contribution made in 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three-months Period ended March 31, 2015 compared with 2014:

	Three-Months Ended March 31
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$398.2	$392.5	1.5%
Operating costs and expenses	353.3	382.6	-7.7%
Operating income	44.9	9.9	353.5%
Interest expense	(4.3)	(4.1)	4.9%
Income before income taxes	40.6	5.8	600.0%
Income tax expense	(15.6)	(2.4)	550.0%
Net income	$25.0	$3.4	635.3%

Basic earnings per share	$0.58	$0.08	625.0%
Diluted earnings per share	$0.57	$0.08	612.5%

Consolidated operating revenue for the first quarter 2015 increased $5.7 million, or 1.5 percent, compared to 2014.  This increase was due to $10.9 million higher revenue from ocean transportation, offset by $5.2 million lower revenue from logistics services, respectively.

Operating costs and expenses for the first quarter 2015 decreased $29.3 million, or 7.7 percent, compared to 2014.  The decrease was due to a $23.6 million and $5.7 million decrease in operating costs and expenses from ocean transportation and logistics segments, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating costs and expenses.

Interest expense increased $0.2 million to $4.3 million for the first quarter of 2015 compared to $4.1 million in 2014, due to increased borrowings during the first quarter 2015 compared to 2014.

Income tax expense was $15.6 million, or 38.4 percent of income before income taxes, for the first quarter 2015, compared to $2.4 million, or 41.4 percent of income before income taxes, in 2014.  The decrease in the income tax rate was due to impact of uncertainties in income tax liabilities that increased the income tax rate for the first quarter 2014; offset by the impact of non-deductible charges related to the acquisition that increased the income tax rate for the first quarter 2015.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three-months Period ended March 31, 2015 compared with 2014:

	Three-Months Ended March 31
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$305.5	$294.6	3.7%
Operating costs and expenses	261.6	285.2	(8.3)%
Operating income	$43.9	$9.4	367.0%
Operating income margin	14.4%	3.2%

Volume (Units) (1)
Hawaii containers	33,400	33,300	0.3%
Hawaii automobiles	15,900	23,200	(31.5)%
China containers	14,400	13,700	5.1%
Guam containers	5,700	6,000	(5.0)%
Micronesia/South Pacific containers	2,600	3,200	(18.8)%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean transportation revenue increased $10.9 million, or 3.7 percent, during the first quarter 2015 compared with the first quarter 2014.  This increase was due primarily to higher freight rates in the Company’s expedited China service and container yield improvements in Hawaii and Guam, partially offset by lower fuel surcharge revenue and lower automobile volume.

On a year over year basis, Hawaii container volume was essentially flat as modest westbound market growth was largely offset by lower eastbound backhaul freight; China volume increased 5.1 percent, reflecting continued strong demand for the Company’s premium expedited service; and Guam volume decreased 5.0 percent due to the timing of select shipments.  Hawaii automobile volume decreased 31.5 percent primarily due to certain customer losses.

Ocean transportation operating income increased $34.5 million during the first quarter 2015 compared with the first quarter 2014.  The increase was primarily due to the timing of fuel surcharge collections and higher freight rates in China, and container yield improvements in Hawaii and Guam, partially offset by higher general and administrative expenses and higher outside transportation and terminal handling expenses.  In addition, the Company incurred $0.2 million in legal and other expenses related to the molasses released into Honolulu Harbor in September 2013.

The Company’s SSAT terminal joint venture investment contributed $3.4 million during the first quarter 2015, compared to a $0.2 million contribution in the first quarter 2014.  The increase was partially attributable to increased lift volume.

Logistics Operating Results: Three-months Period ended March 31, 2015 compared with 2014:

	Three-Months Ended March 31
(dollars in millions)	2015	2014	Change
Intermodal revenue	$49.6	$54.6	(9.2)%
Highway revenue	43.1	43.3	(0.5)%
Total Logistics revenue	92.7	97.9	(5.3)%
Operating costs and expenses	91.7	97.4	(5.9)%
Operating income	$1.0	$0.5	100.0%
Operating income margin	1.1%	0.5%

Logistics revenue decreased $5.2 million, or 5.3 percent, during the first quarter 2015 compared with the first quarter 2014.  This decrease was primarily the result of lower international intermodal volume related to port congestion on the U.S. West Coast and lower fuel surcharge revenue, partially offset by changes in customer and business mix.

Logistics operating income increased by $0.5 million, during the first quarter 2015 compared with the first quarter 2014, primarily due to warehouse operating improvements and yield improvements in highway and intermodal services.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity are available from the Company’s cash and cash equivalent, accounts receivable balances, deposits in the CCF, and borrowings from the Company’s term loans and revolving credit facility.  The Company’s term loans and revolving credit facilities are described in Note 7 to the consolidated financial statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Cash Flows:

Cash flows provided by operating activities were $46.3 million for the first quarter 2015, compared with $30.1 million for 2014.  The increase in cash flows provided by operating activities was primarily due to an increase in net income, an increase in accounts payable and accrued liabilities, and a reduction in deferred dry-docking payments; offset by an increase in accounts receivable, and a decrease in other liabilities.

Cash flows used in investing activities were $3.0 million for the first quarter 2015, compared with $4.5 million for 2014.  The decrease in cash flows used in investing activities was primarily due to a decrease in capital expenditures.  Capital expenditures were $3.3 million for the first quarter 2015, compared to $4.9 million for 2014, and primarily related to the ocean transportation segment.

Cash flows used in financing activities was $10.9 million for the first quarter 2015, compared with cash flows provided by financing activities of $89.6 million for 2014.  The change was primarily due to increased proceeds from issuance of long-term debt net of repayments of $91.4 million in 2014.

Other Sources of Liquidity:

Other sources of liquidity totaled $527.6 million at March 31, 2015, consisting of cash and cash equivalents, and accounts receivable, an increase of $36.6 million compared to December 31, 2014.  The increase was due primarily to a $32.4 million and $4.2 million increase in cash and cash equivalents, and accounts receivable, respectively.

The Company had working capital of $331.2 million at March 31, 2015, compared to $296.0 million at December 31, 2014.  The Company also had $27.5 million of deposits in the CCF as of March 31, 2015 and December 31, 2014.

Total debt was $371.2 million at March 31, 2015, compared with $373.6 million at December 31, 2014.  The decrease in debt is primarily due to debt repayments.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations and commitments that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.  The Company does not have any off-balance sheet arrangements.

A description of contingencies at March 31, 2015, is included in Note 7 to the condensed consolidated financial statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

OTHER MATTERS

The Company’s fourth quarter 2014 dividend of $0.17 per share was paid on March 5, 2015 to shareholders of record as of February 12, 2015.  On April 23, 2015, the Company’s Board of Directors declared a cash dividend of $0.17 per share payable on June 4, 2015 to shareholders of record as of the close of business on May 7, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2014 Annual Report filed on Form 10-K for the year ended December 31, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three-months period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Employee Matters: Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. West Coast.  The PMA/ILWU collective bargaining agreements that cover substantially all U.S. West Coast longshore labor expired on July 1, 2014.  On February 20, 2015, the PMA and the ILWU announced a tentative agreement on a new five-year contract covering longshore workers at all 29 U.S. West Coast ports.  The tentative agreement is subject to ratification by both the PMA and ILWU, and no assurance can be given that the tentative agreement will be ratified by both parties.  If the tentative agreement is not ratified, Matson and SSAT could be subject to future slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s or SSAT’s operations.

Matson also has collective bargaining agreements with ILWU labor in Hawaii, and ILWU office clerical workers in Oakland, each of which expired on June 30, 2014.  Workers under these agreements are operating under extensions with the unions.  With a tentative agreement reached between the PMA and the ILWU, negotiations with the ILWU labor in Hawaii have resumed, and negotiations with the ILWU office clerical workers in Oakland are expected to commence; however no assurance can be given that agreements will be reached without slow-downs, strikes, lock-outs or other disruptions that may adversely impact Matson’s operations.

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

On January 29, 2015, the Company resolved the federal criminal investigation with the U.S. Attorney for the District of Hawaii by pleading guilty to two misdemeanor violations of the Rivers and Harbors Act of 1899 arising from the molasses release and paying $1.0 million, comprised of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of Hawaii’s shoreline and ocean resources.  In addition, on February 24, 2015, the EPA informed the Company that it will not seek to debar MTI and its affiliates from obtaining future U.S. government contracts.

The Company has not yet resolved any potential civil claims by other governmental agencies arising out of the molasses release.  However, except with respect to the matters discussed above, government agencies have not initiated any legal actions in connection with the release of molasses.  Therefore, the Company is not able to estimate the future costs, penalties, damages or expenses that it may incur related to the incident.  As a result, at this time no assurance can be given that the impact of the incident on the Company’s financial position, results of operations, or cash flows will not be material.  The Company continues to respond to governmental requests for information, and is engaging in dialogue with governmental agencies in order to reasonably resolve these matters.

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

ITEM 1A.  Risk Factors

There were no material changes to the Company’s risk factors that are disclosed in its Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2015	—	—	—	—
February 1 – 28, 2015	—	—	—	—
March 1 – 31, 2015	—	—	—	—

ITEM 6. EXHIBITS

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated February 13, 2015).

10.1	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: May 5, 2015	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 5, 2015	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)