Form 10-Q
period 2015-06-30
Matson, Inc.
filed 2015-08-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of common stock outstanding as of June 30, 2015: 43,527,032

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Operating Revenue:
Ocean Transportation	$346.7	$321.1	$652.2	$615.7
Logistics	100.9	115.3	193.6	213.2
Total Operating Revenue	447.6	436.4	845.8	828.9

Costs and Expenses:
Operating costs	364.5	366.9	682.7	714.7
Equity in income of terminal joint venture	(5.2)	(2.1)	(8.6)	(2.3)
Selling, general and administrative	54.6	35.9	93.1	70.9
Total Costs and Expenses	413.9	400.7	767.2	783.3

Operating Income	33.7	35.7	78.6	45.6
Interest expense	(4.6)	(4.5)	(8.9)	(8.6)
Income before Income Taxes	29.1	31.2	69.7	37.0
Income tax expense	(19.2)	(13.1)	(34.8)	(15.5)
Net Income	$9.9	$18.1	$34.9	$21.5

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$9.9	$18.1	$34.9	$21.5
Other Comprehensive Income (Loss):
Net loss in prior service cost	—	—	(0.2)	—
Amortization of prior service cost included in net periodic pension cost	(0.2)	(0.2)	(0.6)	(0.5)
Amortization of net gain included in net periodic pension cost	0.9	0.7	2.3	1.4
Foreign currency translation adjustment	0.6	—	0.7	(0.1)
Total Other Comprehensive Income	1.3	0.5	2.2	0.8
Comprehensive Income	$11.2	$18.6	$37.1	$22.3

Basic Earnings Per Share:	$0.23	$0.42	$0.80	$0.50
Diluted Earnings Per Share:	$0.23	$0.42	$0.79	$0.50

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0	43.4	43.0
Diluted	44.0	43.2	43.9	43.2

Cash Dividends Per Share	$0.17	$0.16	$0.34	$0.32

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$15.8	$293.4
Accounts receivable, net	223.6	197.6
Deferred income taxes	42.1	8.0
Prepaid expenses and other assets	41.4	20.5
Total current assets	322.9	519.5
Investment in terminal joint venture	68.9	64.4
Property and equipment, net	839.2	691.2
Intangible assets, net	141.7	2.5
Goodwill	247.1	27.4
Capital Construction Fund deposits	27.5	27.5
Other long-term assets	78.9	69.3
Total assets	$1,726.2	$1,401.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$24.3	$21.6
Accounts payable	156.8	133.2
Payroll and vacation benefits	21.4	17.3
Uninsured liabilities	26.9	24.5
Accrued and other liabilities	77.3	26.9
Total current liabilities	306.7	223.5
Long-term Liabilities:
Long-term debt	492.3	352.0
Deferred income taxes	325.2	308.4
Employee benefit plans	117.8	118.6
Uninsured and other liabilities	38.8	35.5
Multi-employer withdrawal liabilities	58.5	—
Total long-term liabilities	1,032.6	814.5
Commitments and Contingencies (Note 8)
Shareholders’ Equity:
Capital stock	32.4	32.4
Additional paid in capital	283.7	274.9
Accumulated other comprehensive loss	(51.1)	(53.3)
Retained earnings	121.9	109.8
Total shareholders’ equity	386.9	363.8
Total liabilities and shareholders’ equity	$1,726.2	$1,401.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Six Months Ended
	June 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$34.9	$21.5
Reconciling adjustments:
Depreciation and amortization	35.6	35.2
Deferred income taxes	20.7	3.6
Share-based compensation expense	7.6	3.7
Equity in income from terminal joint venture	(8.6)	(2.3)
Distribution from terminal joint venture	3.5	—
Other	3.0	(1.5)
Changes in assets and liabilities:
Accounts receivable	5.8	(14.4)
Deferred dry-docking payments	(12.3)	(11.8)
Deferred dry-docking amortization	11.1	10.6
Prepaid expenses and other assets	(12.6)	(7.0)
Accounts payable and accrued liabilities	(1.9)	7.0
Other liabilities	16.1	4.6
Net cash provided by operating activities	102.9	49.2

Cash Flows From Investing Activities:
Capital expenditures	(12.2)	(20.2)
Proceeds from disposal of property and equipment	1.6	1.2
Deposits into Capital Construction Fund	(2.2)	(2.2)
Withdrawals from Capital Construction Fund	2.2	2.2
Payments for Horizon’s common stock, net of cash acquired	(28.7)	—
Net cash used in investing activities	(39.3)	(19.0)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	175.0	100.0
Payments of Horizon debt and redeemed warrants	(467.5)	—
Payments of other debt	(33.4)	(6.2)
Proceeds from issuance of capital stock	2.5	0.8
Tax withholding related to net share settlements of restricted stock units	(2.9)	(1.7)
Dividends paid	(14.9)	(13.9)
Net cash (used in) provided by financing activities	(341.2)	79.0

Net (decrease) increase in cash and cash equivalents	(277.6)	109.2

Cash and cash equivalents, beginning of the period	293.4	114.5
Cash and cash equivalents, end of the period	$15.8	$223.7

Supplemental Cash Flow Information:
Interest paid	$8.6	$6.6
Income tax paid	$27.0	$12.7

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.9	$2.1
Accrued dividend	$7.9	$7.4

See Notes to Condensed Consolidated Financial Statements.

1.             DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012, in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.

Ocean Transportation:

Matson’s ocean transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the domestic offshore economies of Hawaii, Alaska, and Guam, and to other island economies including Micronesia and various islands in the South Pacific.  MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, subsidiaries of MatNav provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaii islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak, Dutch Harbor and Akutan.

The Company has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the West Coast of the United States of America (“U.S.”), including to MatNav at several of those facilities.  Matson records its share of income or loss in the joint venture in operating costs in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the ocean transportation segment due to the nature of SSAT’s operations.

Logistics:

 The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services; and warehousing and distribution services.

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

Fiscal Period:  The period end for Matson, Inc. covered by this report is June 30, 2015.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 26, 2015.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Income Taxes:  During the three months ended June 30, 2015, the Company recorded a non-cash adjustment to income tax expense to write off long-term deferred tax assets that are not expected to reverse in future periods.  The impact of the out-of-period adjustment to the three and six months ended June 30, 2015 was to increase tax expense by $4.8 million and a corresponding decrease in long-term deferred tax assets, and resulted in a decrease of earnings per-share by $0.11.  The Company determined that the adjustment was not material to the current or previously reported periods.

3.             BUSINESS COMBINATION

Acquisition:

On November 11, 2014, MatNav entered into a definitive merger agreement with Horizon Lines, Inc. (“Horizon”) pursuant to which MatNav would acquire Horizon’s Alaska operations and assume all of Horizon’s non-Hawaii assets and liabilities (the “Acquisition”).  Horizon’s Alaska operations include four Jones Act qualified containerships and related terminal operations at the Ports of Anchorage, Dutch Harbor, Kodiak and Akutan.  Also on November 11, 2014, Horizon agreed to sell its Hawaii operations, and related assets and liabilities to The Pasha Group (“Pasha”) for $141.5 million (the “Pasha Transaction”), and announced the termination of its Puerto Rico operations during the first quarter of 2015.  The Acquisition and the Pasha Transaction were completed on May 29, 2015 (the “Effective Date”).

On the Effective Date, a subsidiary of the Company merged with Horizon and as a result, the Company acquired 100 percent of Horizon’s outstanding shares and warrants for a cash price of $0.72 per-share. The Company also acquired Horizon’s assets and assumed its liabilities including Horizon’s debt (net of proceeds from the Pasha Transaction).  Immediately following the Acquisition, the Company repaid the assumed debt which included accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants.  Total cash consideration paid by the Company is as follows:

(in millions)	Cash Consideration May 29, 2015
Common shares	$29.4
Warrants	37.1
Horizon’s debt (including accrued interest and breakage fees)	428.9
Total cash consideration	$495.4

Horizon’s assets acquired and liabilities assumed were recorded based on fair value estimates as of the Effective Date with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgment including the valuation of property and equipment, and intangible assets, the valuation of debt and warrants, the assumptions used in calculating the multi-employer withdrawal pension liabilities, and the determination of net deferred tax assets.  The Company’s fair value estimates are subject to revision pending the finalization of information from the Trustee of the multi-employer pension plan and the Company’s final fair value analysis, and consequently, the final fair value amounts may be significantly different from those reflected in the Company’s Condensed Consolidated Financial Statements as of June 30, 2015.

Estimated fair values assigned to Horizon’s assets acquired and liabilities assumed at the Effective Date were as follows:

(in millions)	Estimated Fair Values May 29, 2015
Cash and cash equivalents	$0.8
Accounts receivable	31.7
Other current assets	7.1
Deferred tax assets, net	38.9
Property and equipment	171.0
Intangibles - Customer relationships	140.0
Other long-term assets	5.0
Accounts payable	(23.2)
Accruals and other current liabilities	(32.1)
Multi-employer withdrawal liabilities	(60.6)
Debt, capital lease obligations and warrants	(468.9)
Total identifiable assets less liabilities	(190.3)
Total cash paid for common shares	(29.4)
Goodwill	$219.7

Deferred tax assets, net:  The Company recorded Horizon’s deferred tax assets and liabilities net of any change of ownership limitations.  The Company also recorded a valuation allowance against the portions of deferred tax assets that the Company determined may not be realized in future periods.

Property and equipment, and intangibles:  Property and equipment of $171.0 million includes the acquisition of four Jones Act qualified containerships, containers, chassis, and other property and terminal equipment.  The Company also recorded intangible assets of $140.0 million related to customer relationships, which will be amortized over 21 years.

Goodwill:  The Company recorded goodwill of $219.7 million arising from the Acquisition, which represents the excess of the fair value of the consideration paid by the Company over the fair value of the underlying identifiable Horizon assets acquired and liabilities assumed.  In accordance with ASC 805, Business Combination, goodwill will not be amortized, but instead will be tested for impairment at least annually, and whenever events or circumstances have occurred that may indicate a possible impairment.

Goodwill arises as a result of several factors.  The Acquisition extends the geographical reach of the Company’s ocean transportation services to Alaska, and represents an extension of the Company’s existing platform on the U.S. West Coast.  The Acquisition also provides an assembled workforce of experienced personnel with knowledge of the Alaska shipping industry and of its customers.  The Company expects to leverage its existing infrastructure and operations to integrate the Alaska operations and eliminate duplicative corporate overhead costs.

Multi-employer withdrawal liabilities:  Horizon’s decision to terminate its Puerto Rico service during the first quarter of 2015 resulted in mass withdrawal from the multi-employer ILA-PRSSA Pension Fund.  Horizon’s current and long-term liabilities related to the multi-employer pension plan of $60.6 million, included in assumed liabilities, were based upon the expected future undiscounted payments of $73.9 million to be paid over approximately 18 years, discounted using the risk-free U.S. Treasury rate.  Expected annual cash outflows related to the multi-employer pension plan are as follows (in millions):

Year ended June 30 (in millions):	Repayments
2016	$2.1
2017	4.1
2018	4.1
2019	4.1
2020	4.1
Thereafter	55.4
Total	$73.9

Debt and Warrants:  The Company repaid debt, including accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants for a total of $466.0 million during the period ended June 30, 2015, net of proceeds from the Pasha Transaction.  Remaining debt of $1.2 million at June 30, 2015 consisted of capital lease obligations.

Condensed Consolidated Statements of Income and Comprehensive Income:

The amounts of revenue and net loss before income taxes from Horizon’s financial results included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 were $24.5 million and $2.6 million, respectively.

Selling, general and administrative expenses from Horizon’s financial results included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2015 included $14.7 million and $15.6 million, respectively, of expenses incurred during these periods, primarily composed of transaction costs, integration costs and incremental corporate overhead expenses related to the Acquisition.

Pro Forma Financial Information (Unaudited):

The following unaudited pro forma financial information presents the combined operating results of the Company, and those of Horizon excluding its Hawaii operations, as if the Acquisition had been completed at the beginning of each period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of our future consolidated results of operations.  In addition, pro forma information excludes the impact of restructuring activities implemented by the Company since completion of the Acquisition.

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
	June 30		June 30
(in millions, except per-share amount)	2015	2014	2015	2014
Pro forma combined:
Operating Revenue	$507.2	$526.2	$980.6	$994.1
Net income from continuing operations	$7.6	$8.9	$25.1	$0.4

Basic Earnings per share:	$0.17	$0.21	$0.58	$0.01
Diluted Earnings per share:	$0.17	$0.21	$0.57	$0.01

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0	43.4	43.0
Diluted	44.0	43.2	43.9	43.2

4.             CAPITAL CONSTRUCTION FUND

At June 30, 2015 and December 31, 2014, the Company had the following amounts of assigned eligible accounts receivable, and on deposit to the Capital Construction Fund (“CCF”) (in millions):

	CCF Deposits and Withdrawals	Eligible Accounts Receivable Assigned to CCF	Total
Three Months Ended June 30, 2015:
Balance at March 31, 2015	$27.5	$150.9	$178.4
Deposits	—	—	—
Qualified withdrawals	—	—	—
Interest earned	—	0.2	0.2
Balance at June 30, 2015	$27.5	$151.1	$178.6

Six Months Ended June 30, 2015:
Balance at December 31, 2014	$27.5	$150.7	$178.2
Deposits	2.2	—	2.2
Qualified withdrawals	(2.2)	—	(2.2)
Interest earned	—	0.4	0.4
Balance at June 30, 2015	$27.5	$151.1	$178.6

Due to the nature of the assignment of eligible account receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.  The Company’s CCF on deposit of $27.5 million at June 30, 2015 and December 31, 2014, was invested in a money market fund, and is classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets.

The Company’s CCF is described in Note 6 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

5.             DEBT

At June 30, 2015 and December 31, 2014, the Company’s debt consisted of the following (in millions):

	June 30	December 31
	2015	2014
Term Loans:
5.79%, payable through 2020	$35.0	$38.5
3.66%, payable through 2023	72.9	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
Title XI Bonds:
5.34%, payable through 2028	29.7	30.8
5.27%, payable through 2029	31.9	33.0
Revolving credit facility	152.5	—
Capital leases	2.1	1.3
Total Debt	516.6	373.6
Less current portion	(24.3)	(21.6)
Total Long-term Debt	$492.3	$352.0

The Company’s Debt is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Revolving Credit Facility:  On May 27, 2015, the Company borrowed $175.0 million under the revolving credit facility to fund the Acquisition, of which $152.5 million was outstanding as of June 30, 2015.  Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet as principal payments under the revolving credit facility are not required until maturity.  As of June 30, 2015, the Company had $215.9 million of availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 2.3 percent during the period ended June 30, 2015.

2015 Note Purchase Agreement:  On July 30, 2015, the Company entered into a private placement note purchase agreement pursuant to which the Company expects to issue $75.0 million of 30-year senior unsecured notes (the “Notes”).  The Notes will have a weighted average life of approximately 13 years and will bear interest at a rate of 3.92 percent, payable semi-annually.  The Notes are expected to be issued in September 2015, subject to satisfaction of customary closing conditions.  The proceeds from the Notes are expected to be used for general corporate purposes, which may include paying down the Company’s revolving credit facility.  The Notes will begin to amortize in 2017, with annual principal payments of approximately $1.8 million through 2019.  During the years 2020 to 2026, annual principal payments will range from approximately $1.3 million to $8.0 million.  Starting in 2027, and in each year thereafter, the annual principal payments will be approximately $1.5 million.  The Notes have financial and other covenants that are substantially the same as those of the Company’s outstanding senior unsecured notes.  The Notes will be guaranteed by MatNav, and by certain other subsidiaries of the Company.

Amendment to Revolving Credit Facility:  On July 30, 2015, the Company entered into amendments to its unsecured revolving credit facility (the “Credit Facility”) and its long-term private debt note agreements (the “Notes”).  The amendment to the Credit Facility increases the borrowing capacity of the Credit Facility from $375 million to $400 million, and extends the maturity date for five years to July 2020.  The amendment to the Credit Facility also modifies certain pricing terms, covenants and other definitions within the agreement, and includes an uncommitted option to increase the borrowing capacity of the Credit Facility by an additional $150 million.

The amendment to the Credit Facility is subject to commitment fees, letter of credit fees, and interest on borrowings based on the Company’s ratio of total debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) (the “Leverage Ratio”).  Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15 percent to 0.30 percent, and 1.00 percent to 1.75 percent, respectively, based on the Consolidated Net Leverage Ratio, as defined within the amendment.  Interest rates on borrowings are based upon the Eurodollar Rate (“LIBOR”) plus 1.00 percent to 1.75 percent using a sliding scale based on the Consolidated Net Leverage Ratio.  The Company may also select an interest rate at a Base Rate as defined in the agreement, plus a margin that ranges from zero percent to 0.75 percent.

The Company also entered into other amendments to its existing long-term private note agreements including modifications to certain definitions and covenants.

6.         PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the six months ended June 30, 2015 and 2014 (in millions):

	Pension Benefits		Post-retirement Benefits
	June 30		June 30
	2015	2014	2015	2014
Service cost	$1.7	$1.7	$0.8	$0.5
Interest cost	4.8	4.7	1.3	1.3
Expected return on plan assets	(6.9)	(7.0)	—	—
Amortization of net gain	3.2	1.5	1.2	0.3
Amortization of prior service cost	(1.2)	(1.2)	—	—
Net periodic cost (benefit)	$1.6	$(0.3)	$3.3	$2.1

On April 10, 2015, the Company paid an initial contribution of $1.6 million to its defined benefit pension plans, of total expected contributions of $6.2 million to be made for 2015.

7.         SHARE-BASED COMPENSATION

During the three months ended June 30, 2015, the Company granted approximately 20,000 in total of time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $42.23.  The number of performance shares awarded represents the amount that can be earned based upon established targets, and will ultimately depend on the Company’s performance.

Total stock-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $4.8 million and $1.9 million for the three months ended June 30, 2015 and June 30, 2014, respectively, and $7.6 million and $3.7 million for the six months ended June 30, 2015 and June 30, 2014, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $13.3 million at June 30, 2015, and is expected to be recognized over a weighted-average period of 2.0 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

8.         CONTINGENCIES

Environmental Matter:  In September 2013, molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company.  The Company cooperated with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

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

On January 29, 2015, the Company resolved the federal criminal investigation with the U.S. Attorney for the District of Hawaii by pleading guilty to two misdemeanor violations of the Rivers and Harbors Act of 1899 arising from the molasses release and paying $1.0 million, consisting of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of Hawaii’s shoreline and ocean resources.  In addition, on February 24, 2015, the EPA informed the Company that it will not seek to debar Matson Terminals Inc. and its affiliates from obtaining future U.S. government contracts.

On July 29, 2015, the Company entered into a settlement agreement with the State of Hawaii settling all civil, criminal and administrative claims that the State may have had arising from the molasses release (the “Molasses Settlement”).  Pursuant to the Molasses Settlement, the Company paid $5.9 million in cash to the State and agreed to remove the molasses tank farm and pier risers at Sand Island Terminal in Honolulu, which is estimated to cost between $5.5 million and $9.5 million.  The Company’s results for the second quarter 2015 were negatively impacted by approximately $11.4 million of costs related to the Molasses Settlement, which the Company has included in accrued and other liabilities in the Condensed Consolidated Balance Sheet at June 30, 2015.

In addition to the molasses release discussed above, the Company’s ocean transportation business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

9.         EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and six months ended June 30, 2015 and 2014, is as follows (in millions, except per-share amounts):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
2015	Income	Shares	Amount	Income	Shares	Amount

Basic:	$9.9	43.5	$0.23	$34.9	43.4	$0.80
Effect of Dilutive Securities:		0.5	—		0.5	—
Diluted:	$9.9	44.0	$0.23	$34.9	43.9	$0.79

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
2014	Income	Shares	Amount	Income	Shares	Amount

Basic:	$18.1	43.0	$0.42	$21.5	43.0	$0.50
Effect of Dilutive Securities:		0.2	—		0.2	—
Diluted:	$18.1	43.2	$0.42	$21.5	43.2	$0.50

Basic earnings per-share are determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per-share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted average dilutive shares outstanding excludes certain non-qualified stock options to purchase shares of common stock where the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

10.      FAIR VALUE MEASUREMENTS

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

The Company uses Level 1 inputs for the fair values of its cash equivalents and variable rate debt, and Level 2 inputs for its account receivables and fixed rate debt.  The fair values of cash and cash equivalents, account receivables and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of June 30, 2015 and December 31, 2014 are as follows (in millions):

	Carrying Value at	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	June 30, 2015	Fair Value Measurements at June 30, 2015
Cash and cash equivalents	$15.8	$15.8	$—	$—
Accounts receivable, net	223.6	—	223.6	—
Variable rate debt	152.5	152.5	—	—
Fixed rate debt	364.1	—	378.5	—

	Carrying Value at December 31, 2014	Fair Value Measurements at December 31, 2014
Cash and cash equivalents	$293.4	$293.4	$—	$—
Accounts receivable, net	197.6	—	197.6	—
Fixed rate debt	373.6	—	395.7	—

11.      REPORTABLE SEGMENTS

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

Segment results for the three and six months ended June 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30		June 30
	2015	2014	2015	2014
Revenue:
Ocean Transportation	$346.7	$321.1	$652.2	$615.7
Logistics	100.9	115.3	193.6	213.2
Total Revenue	$447.6	$436.4	$845.8	$828.9
Operating Income:
Ocean Transportation	$31.4	$32.8	$75.3	$42.2
Logistics	2.3	2.9	3.3	3.4
Total Operating Income	33.7	35.7	78.6	45.6
Interest expense, net	(4.6)	(4.5)	(8.9)	(8.6)
Income before Income Taxes	29.1	31.2	69.7	37.0
Income taxes	(19.2)	(13.1)	(34.8)	(15.5)
Net Income	$9.9	$18.1	$34.9	$21.5

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (“SEC”) on February 27, 2015.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

Alaska Operations Integration:

On May 29, 2015, the Company completed its previously announced Acquisition, of which the primary business was the Alaska operations.  The Company expects to complete its integration of the Alaska operations within two years post-closing, at which point incremental run-rate selling, general and administrative expenses are expected to be approximately $15.0 million per year or $3.8 million per quarter. The Company’s results for the second quarter 2015 were negatively impacted by approximately $13.5 million of additional selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target, consisting primarily of transaction costs, integration costs, and corporate overhead expenses.  In the second half 2015, the Company expects to incur approximately $25 million of selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target.

Ocean Transportation:

In the second quarter 2015, the Hawaii trade experienced modest westbound market growth; however, the Company continued to experience competitive losses in eastbound backhaul freight.   For the second half 2015, the Company expects market growth in the Hawaii trade to continue, with its Hawaii volume expected to be higher than the second half 2014.

In the China trade, freight rates were higher in the second quarter 2015 than in the year earlier period, reflecting a continuation of rate gains made in the latter half of 2014.  For the second half 2015, the Company expects to maintain its volume and average freight rates with high vessel utilization levels, as its expedited service continues to realize a sizeable premium to market rates.  In Guam, stable economic activity is expected and the Company envisions its volume to be modestly better than 2014, assuming no new competitors enter the market.

The Company’s operating results for the second quarter 2015 included the operating results from Alaska for the period from May 29 to June 30, 2015.  For the second half 2015, the Company expects Alaska container volume to approximate the 35,000 loads achieved by Horizon in the comparable period in 2014.

On July 29, 2015, the Company reached a settlement with the State of Hawaii to resolve all civil, criminal and administrative claims that the State may have had arising from the molasses release.  The Company paid $5.9 million in cash to the State and agreed to remove the molasses tank farm and pier risers at Sand Island Terminal in Honolulu, which is estimated to cost between $5.5 million and $9.5 million.  The Company’s results for the second quarter 2015 were negatively impacted by approximately $11.4 million of costs related to the Molasses Settlement.

In the second half of 2015, exclusive of the aforementioned $25 million of additional selling, general and administrative expenses in excess of the Company’s incremental run-rate target, the Company expects ocean transportation operating income to moderately exceed the $88.9 million achieved in the second half of 2014.  However, the Company expects operating income contribution for each of the third and fourth quarters 2015 to be considerably different than the comparable periods in 2014.  Specifically, third quarter 2015 operating income is expected to be approximately 50 percent higher and fourth quarter 2015 operating income is expected to be considerably lower than the comparable periods in 2014.   With the second half of 2015 now expected to moderately exceed the second half of 2014, ocean transportation operating income for the full year 2015 is now expected to be substantially higher than 2014, exclusive of approximately $38.5 million of full year selling, general and administrative expenses in excess of the Company’s incremental run-rate target and the impact of the Molasses Settlement.

Logistics: The Company expects full year 2015 operating income to approximate the 2014 level of $8.9 million.

Interest Expense: The Company expects its interest expense in the second half 2015 to increase to approximately $10.0 million, primarily due to the incremental borrowings required to fund the Acquisition.

Income Tax Expense: Net income and earnings per share in the second quarter 2015 were adversely impacted by an effective tax rate of 66.0 percent as compared to 42.0 percent in the second quarter 2014.  Income tax expense for the second quarter 2015 included a $4.8 million non-cash adjustment to deferred tax assets, which increased the effective tax rate by 16.5 percentage points and negatively impacted earnings per share by $0.11. The second quarter 2015 effective tax rate was further negatively impacted by changes in the value of deferred taxes and non-deductible expenses as a result of the Acquisition. The Company expects its effective tax rate for the second half 2015 to be approximately 40.0 percent.

Other: In the first half 2015, the Company had maintenance capital expenditures of approximately $12.2 million.  In the second half 2015, the Company expects maintenance capital expenditures to be approximately $35.0 million and scheduled contract payments relating to its two vessels under construction to be $33.0 million. The Company also expects to make additional contributions to its CCF in 2015, which are expected to exceed the $65.5 million net contribution made in 2014.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended June 30, 2015 compared with 2014:

	Three Months Ended June 30
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$447.6	$436.4	2.6%
Operating costs and expenses	(413.9)	(400.7)	3.3%
Operating income	33.7	35.7	(5.6)%
Interest expense	(4.6)	(4.5)	2.2%
Income before income taxes	29.1	31.2	(6.7)%
Income tax expense	(19.2)	(13.1)	46.6%
Net income	$9.9	$18.1	(45.3)%

Basic earnings per share	$0.23	$0.42	(45.2)%
Diluted earnings per share	$0.23	$0.42	(45.2)%

Consolidated operating revenue for the second quarter 2015 increased $11.2 million, or 2.6 percent, compared to the second quarter 2014.  This increase was due to $25.6 million higher revenue from ocean transportation, offset by $14.4 million lower revenue from logistics services.

Operating costs and expenses for the second quarter 2015 increased $13.2 million, or 3.3 percent, compared to the second quarter 2014.  The increase was due to a $27.0 million increase, offset by a $13.8 million decrease in operating costs and expenses from ocean transportation and logistics segments, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating costs and expenses.

Interest expense increased $0.1 million to $4.6 million for the second quarter of 2015 compared to $4.5 million in 2014, due to increased borrowings during the second quarter 2015 compared to the second quarter 2014.

Income tax expense was $19.2 million or 66.0 percent of income before income taxes, for the second quarter 2015, compared to $13.1 million, or 42.0 percent of income before income taxes in the second quarter 2014.  The income tax expense for the second quarter 2015 included a $4.8 million non-cash adjustment to deferred tax assets, which increased the effective tax rate by 16.5 percentage points.  The second quarter 2015 effective tax rate was further impacted by changes in the value of deferred taxes and non-deductible expenses as a result of the Acquisition.

Consolidated Results: Six months ended June 30, 2015 compared with 2014:

	Six Months Ended June 30
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$845.8	$828.9	2.0%
Operating costs and expenses	(767.2)	(783.3)	(2.1)%
Operating income	78.6	45.6	72.4%
Interest expense	(8.9)	(8.6)	3.5%
Income before income taxes	69.7	37.0	88.4%
Income tax expense	(34.8)	(15.5)	124.5%
Net income	$34.9	$21.5	62.3%

Basic earnings per share	$0.80	$0.50	60.0%
Diluted earnings per share	$0.79	$0.50	58.0%

Consolidated operating revenue for the six months ended June 30, 2015 increased $16.9 million, or 2.0 percent, compared to the six months ended June 30, 2014.  This increase was due to $36.5 million in higher revenue from ocean transportation, offset by $19.6 million in lower revenue from logistics services.

Operating costs and expenses for the six months ended June 30, 2015 decreased $16.1 million, or 2.1 percent, compared to the six months ended June 30, 2014.  The decrease was due to a $3.4 million increase, which offset a $19.5 million decrease in operating costs from ocean transportation and logistics segment, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating.

Interest expense increased $0.3 million to $8.9 million for the six months ended June 30, 2015 compared to $8.6 million in six months ended June 30, 2014.  The increase was due to increased borrowings in the six months ended June 30, 2015, as compared to 2014.

Income tax expense was $34.8 million, or 49.9 percent of income before income taxes, for the six months ended June 30, 2015, compared to $15.5 million or 41.9 percent of income before income taxes, in 2014.  The income tax expense for the six months ended June 30, 2015 included a $4.8 million non-cash adjustment to deferred tax assets, which increased the effective tax rate by 6.9 percentage points. The income tax rate for the six months ended June 30, 2015 was further impacted by changes in the value of deferred taxes and non-deductible expenses as a result of the Acquisition.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended June 30, 2015 compared with 2014:

	Three Months Ended June 30
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$346.7	$321.1	8.0%
Operating costs and expenses	315.3	288.3	9.4%
Operating income	$31.4	$32.8	(4.3)%
Operating income margin	9.1%	10.2%

Volume (Units) (1)
Hawaii containers	34,500	34,800	(0.9)%
Hawaii automobiles	17,800	19,600	(9.2)%
Alaska containers (2)	4,800	—	—
China containers	15,400	15,700	(1.9)%
Guam containers	5,900	6,200	(4.8)%
Micronesia/South Pacific containers	3,800	3,100	22.6%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         Alaska container volumes represent operations from May 29, 2015 to June 30, 2015.

Ocean transportation revenue increased $25.6 million, or 8.0 percent, during the second quarter 2015 compared with the second quarter 2014. This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska operations for the period from May 29 to June 30, 2015, higher freight rates in the Company’s expedited China service and yield improvements in Hawaii and Guam, partially offset by lower fuel surcharge revenue.

On a year over year basis, Hawaii container volume was 0.9 percent lower as modest westbound market growth was more than offset by lower eastbound backhaul freight; China volume was approximately flat reflecting continued high utilization and demand for Matson’s premium expedited service; Guam volume declined by 4.8 percent due to the timing of select shipments; and Hawaii automobile volume decreased 9.2 percent primarily due to certain customer losses.  Alaska volume was included in the Company results for the first time and reflects operations from May 29 to June 30, 2015.

Ocean transportation operating income decreased $1.4 million during the second quarter 2015 compared with the second quarter 2014. The decrease was primarily due to $13.5 million of additional selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target, $11.4 million of costs related to the Molasses Settlement, and higher terminal handling expenses.  Offsetting these unfavorable items were higher freight rates in China, yield improvements in Hawaii and Guam, the initial inclusion of operating results for the Alaska trade, and the timing of fuel surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $5.2 million during the second quarter 2015, compared to a $2.1 million contribution in the second quarter 2014.  The increase was primarily attributable to the clearing of international carrier cargo backlog.

Ocean Transportation Operating Results: Six months ended June 30, 2015 compared with 2014:

	Six Months Ended June 30
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$652.2	$615.7	5.9%
Operating costs and expenses	576.9	573.5	0.6%
Operating income	$75.3	$42.2	78.4%
Operating income margin	11.5%	6.9%

Volume (Units) (1)
Hawaii containers	67,900	68,100	(0.3)%
Hawaii automobiles	33,700	42,800	(21.3)%
Alaska containers (2)	4,800	—	—
China containers	29,800	29,400	1.4%
Guam containers	11,600	12,200	(4.9)%
Micronesia/South Pacific containers	6,400	6,300	1.6%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)         Alaska container volumes represent operations from May 29, 2015 to June 30, 2015.

Ocean transportation revenue increased $36.5 million, or 5.9 percent, during the six months ended June 30, 2015 compared with the six months ended June 30, 2014. This increase was primarily due to higher freight rates in the Company’s expedited China service, the inclusion of revenue from the Company’s acquired Alaska operations for the period from May 29 to June 30, 2015 and yield improvements in Hawaii and Guam, partially offset by lower fuel surcharge revenue and lower Guam volume.

On a year over year basis, Hawaii container volume was effectively flat as modest westbound market growth was offset by lower eastbound backhaul freight; China volume was up 1.4 percent reflecting continued high utilization and demand for Matson’s premium expedited service; Guam volume declined by 4.9 percent due to the timing of select shipments; and Hawaii automobile volume decreased 21.3 percent primarily due to certain customer losses.  Alaska volume was included in the Company results for the first time and reflects operations from May 29 to June 30, 2015.

Ocean transportation operating income increased $33.1 million during the six months ended June 30, 2015 compared with the six months ended June 30, 2014.  The increase was primarily due to higher freight rates in China, the timing of fuel surcharge collections, yield improvements in Hawaii and Guam, and the initial inclusion of operating results for the Alaska trade.  Partially offsetting these favorable operating income items were $13.5 million of additional selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target, $11.4 million of costs related to the Molasses Settlement, higher terminal handling expenses, and lower Guam container volume.

The Company’s SSAT terminal joint venture investment contributed $8.6 million during the six months ended June 30, 2015, compared to a $2.3 million contribution in the six months ended June 30, 2014.  The increase was primarily attributable to the clearing of international carrier cargo backlog.

Logistics Operating Results: Three months ended June 30, 2015 compared with 2014:

	Three Months Ended June 30
(dollars in millions)	2015	2014	Change
Intermodal revenue	$55.0	$67.2	(18.2)%
Highway revenue	45.9	48.1	(4.6)%
Total Logistics Revenue	100.9	115.3	(12.5)%
Operating costs and expenses	98.6	112.4	(12.3)%
Operating income	$2.3	$2.9	(20.7)%
Operating income margin	2.3%	2.5%

Logistics revenue decreased $14.4 million, or 12.5 percent, during the second quarter 2015 compared with the second quarter 2014. This decrease was primarily the result of lower intermodal and highway volume and lower fuel surcharge revenue, partially offset by favorable changes in business mix and increased warehouse revenue.

Logistics operating income decreased by $0.6 million, during the second quarter 2015 compared with the second quarter 2014, primarily due to the absence of a favorable litigation settlement received in 2014 and lower international intermodal volume, partially offset by warehouse operating improvements.

Logistics Operating Results: Six months ended June 30, 2015 compared with 2014:

	Six Months Ended June 30
(dollars in millions)	2015	2014	Change
Intermodal revenue	$104.6	$121.8	(14.1)%
Highway revenue	89.0	91.4	(2.6)%
Total Logistics Revenue	193.6	213.2	(9.2)%
Operating costs and expenses	190.3	209.8	(9.3)%
Operating income	$3.3	$3.4	(2.9)%
Operating income margin	1.7%	1.6%

Logistics revenue decreased $19.6 million, or 9.2 percent, during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. This decrease was primarily the result of lower intermodal and highway volume and lower fuel surcharge revenue, partially offset by increased warehouse revenue.

Logistics operating income decreased by $0.1 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014. The decrease was primarily due to the absence of a favorable litigation settlement received in 2014 and lower international intermodal volume, partially offset by warehouse operating improvements.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are generally the Company’s primary source of liquidity.  Additional sources of liquidity are available from the Company’s cash and cash equivalent, accounts receivable balances, deposits in the CCF, and borrowings from the Company’s term loans and revolving credit facility.  The Company’s term loans and revolving credit facility are described in Note 5 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, and Note 5 to the Condensed Consolidated Financial Statements included in Item 1 in this Form 10-Q.

Cash Flows:

Cash flows provided by operating activities were $102.9 million for the six months ended June 30, 2015, compared with $49.2 million for the six months ended June 30, 2014.  The increase in cash flows provided by operating activities was primarily due to increases in net income, decreases in accounts receivable and net deferred tax assets, offset by increases in accounts payable and accrued liabilities.

Cash flows used in investing activities were $39.3 million for the six months ended June 30, 2015, compared with $19.0 million for the six months ended June 30, 2014.  The increase in cash flows used in investing activities was primarily due to payments of $28.7 million for the Acquisition, net of cash acquired, during the six months ended June 30, 2015, offset by a reduction in capital expenditures.  Capital expenditures were $12.2 million for the six months ended June 30, 2015, compared to $20.2 million for the six months ended June 30, 2014, and primarily related to the ocean transportation segment.

Cash flows used in financing activities were $341.2 million for the six months ended June 30, 2015, compared with cash flows provided by financing activities of $79.0 million for the six months ended June 30, 2014.  The change was primarily due to payments of Horizon’s debt and warrants of $467.5 million made during the six months ended June 30, 2015 related to the Acquisition, offset by proceeds from the issuance of debt net of repayments of $141.6 million, compared to $93.8 million for the six months ended June 30, 2014.

Other Sources of Liquidity:

Other sources of liquidity, consisting of cash and cash equivalents and accounts receivable, decreased by $251.6 million to $239.4 million at June 30, 2015, compared to $491.0 million at December 31, 2014.  The decrease was due primarily to a reduction in cash and cash equivalents of $277.6 million due to cash paid in connection with the Acquisition, offset by an increase of $26.0 million due to account receivables related to the Alaska trade lane.

The Company had working capital of $16.2 million at June 30, 2015, compared to $296.0 million at December 31, 2014.  The Company also had $27.5 million of deposits in the CCF as of June 30, 2015 and December 31, 2014.

Total debt was $516.6 million at June 30, 2015, compared with $373.6 million at December 31, 2014.  The increase in debt was due to borrowings under the Company’s revolving credit facility as a result of the Acquisition.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations and commitments that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, except as described below.  The Company does not have any off-balance sheet arrangements.

In May 2015, the Company borrowed $175.0 million under the revolving credit facility to fund the Acquisition, of which $152.5 million was outstanding as of June 30, 2015.  Borrowing under the revolving credit facility is included in long-term debt, as the revolving credit facility does not require any principal payments until maturity in July 2020.

At June 30, 2015, the Company had the following additional estimated contractual obligations as a result of the Acquisition (in million):

Contractual Obligations (in millions)	2015	2016-2017	2018-2019	Thereafter	Total
Vessel improvements and terminal equipment	$18.0	$8.1	$	$	$26.1
Capital lease obligations	0.5	0.7			1.2
Multi-employer withdrawal liabilities		6.2	8.2	59.5	73.9
Operating lease obligations	9.2	9.4	4.2	1.8	24.6
Total	$27.7	$24.4	$12.4	$61.3	$125.8

A description of contingencies at June 30, 2015, is included in Note 8 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, except for the assumption used in determining the multi-employer withdrawal liabilities as described in Note 3 to the Condensed Consolidated Financial Statements in Item 1 in this Form 10-Q, which is incorporated herein by reference.

OTHER MATTERS

The Company’s first quarter 2015 dividend of $0.17 per-share was paid on June 4, 2015 to shareholders of record as of May 7, 2015.  On June 25, 2015, the Company’s Board of Directors declared a cash dividend of $0.18 per-share payable on September 3, 2015 to shareholders of record as of the close of business on August 6, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matter:  In September 2013, molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company.  The Company cooperated with federal and state agencies involved in responding to and investigating the incident.  On September 20, 2013, the Hawaii Department of Health (“DOH”) and other responding governmental agencies announced that they had officially transitioned their role from a response phase to a recovery and restoration phase.  The DOH also reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

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

On January 29, 2015, the Company resolved the federal criminal investigation with the U.S. Attorney for the District of Hawaii by pleading guilty to two misdemeanor violations of the Rivers and Harbors Act of 1899 arising from the molasses release and paying $1.0 million, consisting of a $0.4 million fine and restitution payments of $0.6 million to community organizations involved in the protection of Hawaii’s shoreline and ocean resources.  In addition, on February 24, 2015, the EPA informed the Company that it will not seek to debar Matson Terminals Inc. and its affiliates from obtaining future U.S. government contracts.

On July 29, 2015, the Company reached a settlement with the State of Hawaii to resolve all civil, criminal and administrative claims that the State had arising from the molasses release.  The Company paid $5.9 million in cash to the State and agreed to remove the Molasses Tank Farm and pier risers at Sand Island Terminal in Honolulu, which is estimated to cost between $5.5 million and $9.5 million. The Company’s results for the second quarter 2015 were negatively impacted by approximately $11.4 million of costs related to the Molasses Settlement.

In addition to the molasses release discussed above, the Company’s ocean transportation business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

The following risk factors are intended as a supplement to the risk factors associated with the Company’s business that were previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

Risks Relating to the Acquisition

Higher than expected costs associated with the Acquisition integration progress could adversely impact our results, financial position, liquidity or cash flow.

The Company expects to implement and benefit from various cost saving initiatives as part of the integration process related to the Acquisition during the first 24 months after the closing of the Acquisition.  These integration cost savings expectations are in the areas of corporate office closures and headcount reductions, information technology expense reductions, as well as customer service and marketing expense reductions.  There can be no assurance that the Company will be able to achieve the expected integration cost savings or that the cost savings will be achieved within such 24-month period.  The lack of or delay in integration cost savings could have a materially adverse effect upon our business and results of operations.

The Acquisition may expose us to unknown liabilities.

We acquired Horizon subject to all of the liabilities and obligations of its non-Hawaii business, including any remaining liabilities and obligations associated with its Puerto Rico operations, which Horizon ceased during the first quarter of 2015.  If there are liabilities or other obligations that were unknown to us, including contingent liabilities, our business and results of operations could be materially affected.

We may continue to be exposed to risks and liabilities related to Horizon’s former Hawaii business.

The Pasha Group acquired Horizon’s former Hawaii business immediately before we acquired Horizon, Pasha assumed substantially all liabilities and obligations related to Horizon’s Hawaii business and agreed to perform various covenants.  In some cases however, Horizon, as the original contracting party, may remain primarily responsible for such assumed Hawaii liabilities and obligations.  There can be no assurance that Horizon, now our subsidiary, will not incur losses related to such assumed Hawaii liabilities and obligations.

Changes in economic conditions in Alaska that result in a decrease in consumer confidence and/or market demand for the Company’s services and products may adversely affect our results of operations.

A weakening of the economic drivers in Alaska, which include oil & gas prices, federal and state government spending, fisheries, tourism, personal income growth, and employment, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, could reduce the demand for goods to and from Alaska, travel to Alaska and domestic transportation of goods. Any of the foregoing could have an adverse effect on inland and ocean transportation volumes or rates, which in turn could have a material adverse effect on our business and results of operations.

If we are unable to comply with changing EPA regulations regarding fuel and emissions, it may adversely impact our ongoing operations.

EPA regulations, which became effective January 1, 2015, require that the sulfur content of fuel oil utilized by vessels operating inside designated emission control areas (“ECA”) not exceed 0.1 percent.  The vast majority of the Alaska trade lanes in which we operate are designated as an ECA zone.  On December 31, 2014, Horizon received a temporary exemption from the EPA ECA regulations for three of its vessels in the Alaska trade lane that permits us to continue to operate these vessels utilizing higher sulfur content diesel fuel for a limited time, subject to the installation and testing of an exhaust gas cleaning system (known as scrubbers) on such vessels.  The temporary permit includes a schedule on which such installation and testing must completed, with dates of installation ranging from the second half of 2015 to the end of 2016.

The installation of the scrubbers will require significant capital expenditures.  If we are not able to install the scrubbers by the applicable deadline, or we are otherwise unable to comply with our obligations under the temporary permit, the temporary permit may terminate.  Even if we are able to meet the requirements of the permit, there is no assurance that the scrubbers will be successful in reducing emissions and producing results that comply with the EPA ECA regulations.

If we cannot meet the conditions of the temporary permit or another exemption from the EPA ECA regulations, we would be required to operate these vessels utilizing low sulfur fuel, which could risk damaging the existing engines unless they are run at low speeds.  Lower speeds, however, could cause schedule delays or require us to operate additional vessels in Alaska and incur additional costs, which could have a material adverse effect on our business, results of operations or prospects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

2.1

Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Horizon Lines, Inc.’s Form 8-K dated November 11, 2014).

2.2	Amendment No. 1 to the Contribution, Assumption and Purchase Agreement, dated as of May 29, 2015, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC.

10.1	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 1, 2015).

10.2	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 1, 2015).

10.3

Settlement Agreement and Release, effective July 29, 2015, between the State of Hawai’i, Matson Terminals, Inc. and Matson Navigation Company, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 29, 2015).

10.4	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 30, 2015).

10.5

Amendment to the Second Amended and Restated Note Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated July 30, 2015).

10.6

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated July 30, 2015).

10.7

First Amendment to Credit Agreement among Matson, Inc., the lenders party thereto, and Bank of America, N.A., as agent, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated July 30, 2015).

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

MATSON, INC.
(Registrant)

Date: August 5, 2015	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 5, 2015	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)