Form 10-Q
period 2015-09-30
Matson, Inc.
filed 2015-11-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of common stock outstanding as of September 30, 2015: 43,552,347

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Operating Revenue:
Ocean Transportation	$444.8	$329.5	$1,097.0	$945.2
Logistics	99.5	112.3	293.1	325.5
Total Operating Revenue	544.3	441.8	1,390.1	1,270.7

Costs and Expenses:
Operating costs	424.8	363.8	1,107.5	1,078.5
Equity in income of terminal joint venture	(4.5)	(3.1)	(13.1)	(5.4)
Selling, general and administrative	52.2	36.1	145.3	107.0
Total Costs and Expenses	472.5	396.8	1,239.7	1,180.1

Operating Income	71.8	45.0	150.4	90.6
Interest expense	(4.7)	(4.4)	(13.6)	(13.0)
Income before Income Taxes	67.1	40.6	136.8	77.6
Income tax expense	(25.6)	(19.1)	(60.4)	(34.6)
Net Income	$41.5	$21.5	$76.4	$43.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$41.5	$21.5	$76.4	$43.0
Other Comprehensive Income (Loss):
Net loss in prior service cost	—	—	(0.2)	—
Amortization of prior service cost included in net periodic pension cost	(0.4)	(0.3)	(1.0)	(0.8)
Amortization of net gain included in net periodic pension cost	1.2	0.7	3.5	2.1
Foreign currency translation adjustment	0.8	0.3	1.5	0.2
Total Other Comprehensive Income	1.6	0.7	3.8	1.5
Comprehensive Income	$43.1	$22.2	$80.2	$44.5

Basic Earnings Per Share:	$0.95	$0.50	$1.76	$1.00
Diluted Earnings Per Share:	$0.94	$0.50	$1.74	$1.00

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0	43.5	43.0
Diluted	44.0	43.4	44.0	43.3

Cash Dividends Per Share	$0.18	$0.17	$0.52	$0.49

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$25.5	$293.4
Accounts receivable, net	239.5	197.6
Deferred income taxes	41.8	8.0
Prepaid expenses and other assets	41.5	20.5
Total current assets	348.3	519.5
Investment in terminal joint venture	68.2	64.4
Property and equipment, net	839.9	691.2
Intangible assets, net	140.9	2.5
Goodwill	248.3	27.4
Capital Construction Fund deposits	11.7	27.5
Other long-term assets	79.4	69.3
Total assets	$1,736.7	$1,401.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$22.2	$21.6
Accounts payable	164.1	133.2
Payroll and vacation benefits	22.1	17.3
Uninsured liabilities	31.1	24.5
Accrued and other liabilities	58.6	26.9
Total current liabilities	298.1	223.5
Long-term Liabilities:
Long-term debt	459.3	352.0
Deferred income taxes	336.7	308.4
Employee benefit plans	115.3	118.6
Uninsured and other liabilities	39.3	35.5
Multi-employer withdrawal liabilities	56.9	—
Total long-term liabilities	1,007.5	814.5
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	32.4	32.4
Additional paid in capital	284.9	274.9
Accumulated other comprehensive loss	(49.5)	(53.3)
Retained earnings	163.3	109.8
Total shareholders’ equity	431.1	363.8
Total liabilities and shareholders’ equity	$1,736.7	$1,401.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine Months Ended
	September 30
	2015	2014
Cash Flows From Operating Activities:
Net income	$76.4	$43.0
Reconciling adjustments:
Depreciation and amortization	59.1	52.5
Deferred income taxes	31.9	(2.9)
Share-based compensation expense	9.6	5.6
Equity in income from terminal joint venture	(13.1)	(5.4)
Distribution from terminal joint venture	8.8	—
Other	1.4	(6.7)
Changes in assets and liabilities:
Accounts receivable	(11.6)	(10.2)
Deferred dry-docking payments	(14.0)	(12.5)
Deferred dry-docking amortization	16.8	16.0
Prepaid expenses and other assets	(15.2)	9.6
Accounts payable and accrued liabilities	(2.1)	5.8
Other liabilities	11.0	1.3
Net cash provided by operating activities	159.0	96.1

Cash Flows From Investing Activities:
Capital expenditures	(30.3)	(25.6)
Proceeds from disposal of property and equipment	4.7	3.6
Deposits into Capital Construction Fund	(77.9)	(31.9)
Withdrawals from Capital Construction Fund	93.7	4.4
Payments for Horizon’s common stock, net of cash acquired, and other acquisitions	(29.0)	—
Net cash used in investing activities	(38.8)	(49.5)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	100.0
Repayments of debt and capital lease obligations	(13.4)	(8.6)
Proceeds from revolving credit facility	557.0	—
Repayments of revolving credit facility	(439.0)	—
Payments of financing costs	(0.9)	—
Proceeds from issuance of capital stock	1.4	1.6
Tax withholding related to net share settlements of restricted stock units	(2.9)	(1.9)
Dividends paid	(22.8)	(21.3)
Payments of Horizon debt and redeemed warrants	(467.5)	—
Net cash (used in) provided by financing activities	(388.1)	69.8

Net (decrease) increase in cash and cash equivalents	(267.9)	116.4

Cash and cash equivalents, beginning of the period	293.4	114.5
Cash and cash equivalents, end of the period	$25.5	$230.9

Supplemental Cash Flow Information:
Interest paid	$13.2	$10.6
Income tax paid	$34.2	$22.1

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$6.1	$0.5
Capital lease obligations	$1.7	—

See Notes to Condensed Consolidated Financial Statements.

1.             DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.

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

2.             GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Condensed Consolidated Financial Statements are unaudited.  Due to the nature of the Company’s operations and the Company’s acquisition of Horizon during 2015, the results for interim periods are not necessarily indicative of results to be expected for the year.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, with the Securities and Exchange Commission (“SEC”) on February 27, 2015.

Fiscal Period:  The period end for Matson, Inc. covered by this report is September 30, 2015.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 25, 2015.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Property and Equipment:  Property and equipment is stated at cost, net of accumulated depreciation of $1,153.8 million and $1,107.0 million at September 30, 2015 and December 31, 2014, respectively.

Intangible Assets, Net:  Intangible assets are recorded net of accumulated amortization of $14.2 million and $11.8 million at September 30, 2015 and December 31, 2014, respectively.  Intangible assets as of September 30, 2015 includes additions of $140.0 million related to customer relationships recorded as a result of the Horizon acquisition (see Note 3).

Goodwill:  Goodwill of $248.3 million as of September 30, 2015 includes additions of $220.9 million related to the Horizon acquisition (see Note 3).

Capital Construction Fund:  The Company’s Capital Construction Fund (“CCF”) is described in Note 6 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.  As of September 30, 2015 and December 31, 2014, the Company had $11.7 million and $27.5 million, respectively, on deposit in the CCF that is held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets.  During the three and nine months ended September 30, 2015, the Company made cash deposits of $75.7 million and $77.9 million into the CCF, and made qualified cash withdrawals of $91.5 million and $93.7 million, respectively, from the CCF.  Qualified cash withdrawals of $91.5 million for the three months ended September 30, 2015 related primarily to the Horizon vessels acquired that were processed through the CCF for income tax purposes.

As of September 30, 2015 and December 31, 2014, $176.4 million and $150.7 million of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

Other Long-term Assets:  As of September 30, 2015 and December 31, 2014, other long-term assets included deferred dry-docking costs of $52.9 million and $47.5 million, vessel and crane spare parts of $11.5 million and $7.7 million, and other assets of $15.0 million and $14.1 million, respectively.

Contingencies:  The Company’s ocean transportation business has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

3.             BUSINESS COMBINATION

Acquisition:

On November 11, 2014, MatNav entered into a definitive merger agreement with Horizon Lines, Inc. (“Horizon”) pursuant to which MatNav would acquire Horizon’s Alaska operations and assume all of Horizon’s non-Hawaii assets and liabilities (the “Acquisition”).  Horizon’s Alaska operations include four Jones Act qualified containerships and related terminal operations at the Ports of Anchorage, Dutch Harbor, Kodiak and Akutan.  Also on November 11, 2014, Horizon agreed to sell its Hawaii operations, and related assets and liabilities to The Pasha Group (“Pasha”) for $141.5 million (the “Pasha Transaction”), and announced the termination of its Puerto Rico operations which was completed during the first quarter of 2015.  The Acquisition and the Pasha Transaction were completed on May 29, 2015 (the “Effective Date”).

On the Effective Date, a subsidiary of the Company merged with Horizon and as a result, the Company acquired 100 percent of Horizon’s outstanding shares and warrants for a cash price of $0.72 per-share.  The Company also acquired Horizon’s assets and assumed its liabilities including Horizon’s debt (net of proceeds from the Pasha Transaction).  Immediately following the Acquisition, the Company repaid the assumed debt which included accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants.  Total consideration paid by the Company is as follows:

(in millions)	Total Consideration
Common shares	$29.4
Warrants	37.1
Horizon’s debt (including accrued interest and breakage fees)	428.9
Total	$495.4

Horizon’s assets acquired and liabilities assumed were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgment including the valuation of property and equipment, intangible assets, debt and warrants, the assumptions used in calculating the multi-employer withdrawal pension liabilities, and the determination of net deferred tax assets.  The Company’s fair value estimates are subject to revision pending the Company’s final fair value analysis and purchase price calculations.  Consequently, the fair value amounts presented are preliminary and are subject to revision.  Final estimates of fair value may be significantly different from those reflected in the Company’s Condensed Consolidated Financial Statements as of September 30, 2015.

The following table summarizes the estimated fair values assigned to Horizon’s assets acquired and liabilities assumed at the Effective Date with purchase price allocation adjustments since the preliminary purchase price allocation as previously reported as of June 30, 2015.  Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair value of certain assets acquired and liabilities assumed, with the residual to goodwill:

	Purchase Price Allocation
(in millions)	As Previously Reported in 10-Q	Adjustments	As Retrospectively Adjusted
Cash and cash equivalents	$0.8	$—	$0.8
Accounts receivable	31.7	—	31.7
Other current assets	7.1	0.1	7.2
Deferred tax assets, net	38.9	—	38.9
Property and equipment	171.0	(0.6)	170.4
Intangibles - Customer relationships	140.0	—	140.0
Other long-term assets	5.0	(0.9)	4.1
Accounts payable	(23.2)	0.4	(22.8)
Accruals and other current liabilities	(32.1)	—	(32.1)
Multi-employer withdrawal liabilities	(60.6)	—	(60.6)
Capital lease obligations	(1.4)	(0.2)	(1.6)
Horizon’s debt and warrants	(467.5)	—	(467.5)
Total identifiable assets less liabilities	(190.3)	(1.2)	(191.5)
Total cash paid for common shares	(29.4)	—	(29.4)
Goodwill	$219.7	$1.2	$220.9

Deferred tax assets, net:  The Company recorded Horizon’s deferred tax assets and liabilities, net of any change of ownership limitations.  The Company also recorded a valuation allowance against the portions of deferred tax assets that the Company determined may not be realized in future periods.

Property and equipment:  Property and equipment of $170.4 million includes the acquisition of seven Jones Act qualified containerships, containers, chassis, and other property and terminal equipment.

Intangibles - Customer relationships:  The Company recorded intangible assets of $140.0 million related to customer relationships, which is being amortized over 21 years.

Multi-employer withdrawal liabilities:  Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015 which resulted in a mass withdrawal from its multi-employer ILA-PRSSA Pension Fund.  The Company has estimated the current and long-term liabilities related to the multi-employer pension plan of $60.6 million, included in assumed liabilities, that were based upon the expected future undiscounted payments of $73.9 million to be paid over approximately 18 years, discounted using the risk-free U.S. Treasury rate.

Estimated annual cash outflows related to the multi-employer pension plan as of September 30, 2015 are as follows (in millions):

Years ending September 30:	Repayments (in millions)
2016	$4.1
2017	4.1
2018	4.1
2019	4.1
2020	4.1
Thereafter	53.4
Total	$73.9

Debt and warrants:  The Company recorded the fair value of debt and warrants of $467.5 million arising from the Acquisition, which included accrued interest and breakage fees.  During the period ended June 30, 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants.

Goodwill:  The Company recorded goodwill of $220.9 million arising from the Acquisition, which represents the excess of the fair value of the consideration paid by the Company over the fair value of the underlying identifiable Horizon assets acquired and liabilities assumed.  In accordance with ASC 805, Business Combination, goodwill will not be amortized, but instead will be tested for impairment at least annually, and whenever events or circumstances have occurred that may indicate a possible impairment.

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

The Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 include revenue of $90.0 million and $114.5 million, and net income before income taxes of $14.5 million and $11.9 million, respectively, from Horizon’s operations.

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

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended
	September 30		September 30
(in millions, except per-share amount)	2015	2014	2015	2014
Pro forma combined:
Operating Revenue	$544.3	$535.8	$1,524.9	$1,529.9
Net income from continuing operations	$36.6	$20.4	$64.4	$20.5

Basic Earnings per share:	$0.84	$0.47	$1.48	$0.48
Diluted Earnings per share:	$0.83	$0.47	$1.46	$0.47

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0	43.5	43.0
Diluted	44.0	43.4	44.0	43.3

4.             DEBT

At September 30, 2015 and December 31, 2014, the Company’s debt consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
Term Loans:
5.79%, payable through 2020	$35.0	$38.5
3.66%, payable through 2023	72.9	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
Title XI Bonds:
5.34%, payable through 2028	28.6	30.8
5.27%, payable through 2029	30.8	33.0
Revolving credit facility	118.0	—
Capital leases	3.7	1.3
Total Debt	481.5	373.6
Less current portion	(22.2)	(21.6)
Total Long-term Debt	$459.3	$352.0

The Company’s Debt is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014.

Revolving Credit Facility:  Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments under the revolving credit facility are not required until maturity.  As of September 30, 2015, the Company had $271.5 million of availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 1.25 percent during the three months ended September 30, 2015.

2015 Note Purchase Agreement:  On July 30, 2015, the Company entered into a private placement note purchase agreement for the issuance of $75.0 million of 30-year senior unsecured notes (the “Notes”).  The Notes were funded on October 1, 2015, have a weighted average life of approximately 13 years, and will bear interest at a rate of 3.92 percent, payable semi-annually.  The proceeds of the Notes were used to pay down Matson’s revolving credit facility.  The Notes will begin to amortize in 2017, with annual principal payments of approximately $1.8 million through 2019.  During the years 2020 to 2026, the annual principal payments will range between approximately $1.3 million and $8.0 million.  Starting in 2027, and in each year thereafter, the annual principal payments will be approximately $1.5 million.

5.         PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the nine months ended September 30, 2015 and 2014 (in millions):

	Pension Benefits		Post-retirement Benefits
	September 30		September 30
	2015	2014	2015	2014
Service cost	$2.6	$2.5	$1.2	$0.8
Interest cost	7.1	7.1	1.9	1.9
Expected return on plan assets	(10.4)	(10.5)	—	—
Amortization of net gain	4.8	2.3	1.8	0.4
Amortization of prior service cost	(1.7)	(1.7)	—	—
Net periodic cost (benefit)	$2.4	$(0.3)	$4.9	$3.1

During the nine months ended September 30, 2015, the Company contributed $4.7 million to its defined benefit pension plans, out of total expected contributions of $6.2 million for 2015.

6.         SHARE-BASED COMPENSATION

During the three months ended September 30, 2015, the Company granted approximately 3,300 in total of time-based and performance-based shares to certain of its employees at a weighted-average grant date fair value of $37.78.

Total stock-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.0 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $9.6 million and $5.6 million for the nine months ended September 30, 2015 and 2014, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.1 million at September 30, 2015, and is expected to be recognized over a weighted-average period of 1.83 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

7.             EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and nine months ended September 30, 2015 and 2014, is as follows (in millions, except per-share amounts):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
2015	Income	Shares	Amount	Income	Shares	Amount

Basic:	$41.5	43.5	$0.95	$76.4	43.5	$1.76
Effect of Dilutive Securities:		0.5	—		0.5	—
Diluted:	$41.5	44.0	$0.94	$76.4	44.0	$1.74

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
2014	Income	Shares	Amount	Income	Shares	Amount

Basic:	$21.5	43.0	$0.50	$43.0	43.0	$1.00
Effect of Dilutive Securities:		0.4	—		0.3	—
Diluted:	$21.5	43.4	$0.50	$43.0	43.3	$1.00

Basic earnings per-share is determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per-share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted average dilutive shares outstanding excludes certain non-qualified stock options to purchase shares of common stock where the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

8.         FAIR VALUE MEASUREMENTS

The Company values its financial instruments based on the fair value hierarchy of valuation techniques for fair value measurements.  Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability.  Level 3 inputs are unobservable inputs for the asset or liability.  If the technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy, the lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The Company uses Level 1 inputs for the fair values of its cash equivalents and variable rate debt, and Level 2 inputs for its accounts receivable and fixed rate debt.  The fair values of cash and cash equivalents, accounts receivable and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of September 30, 2015 and December 31, 2014 are as follows (in millions):

	Carrying Value at	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	September 30, 2015	Fair Value Measurements at September 30, 2015
Cash and cash equivalents	$25.5	$25.5	$—	$—
Accounts receivable, net	239.5	—	239.5	—
Variable rate debt	118.0	118.0	—	—
Fixed rate debt	363.5	—	379.7	—

	Carrying Value at December 31, 2014	Fair Value Measurements at December 31, 2014
Cash and cash equivalents	$293.4	$293.4	$—	$—
Accounts receivable, net	197.6	—	197.6	—
Fixed rate debt	373.6	—	395.7	—

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

Segment results for the three and nine months ended September 30, 2015 and 2014 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
Revenue:
Ocean Transportation	$444.8	$329.5	$1,097.0	$945.2
Logistics	99.5	112.3	293.1	325.5
Total Revenue	$544.3	$441.8	$1,390.1	$1,270.7
Operating Income:
Ocean Transportation	$68.9	$42.6	$144.2	$84.8
Logistics	2.9	2.4	6.2	5.8
Total Operating Income	71.8	45.0	150.4	90.6
Interest expense, net	(4.7)	(4.4)	(13.6)	(13.0)
Income before Income Taxes	67.1	40.6	136.8	77.6
Income taxes	(25.6)	(19.1)	(60.4)	(34.6)
Net Income	$41.5	$21.5	$76.4	$43.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

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

This report, and other statements that the Company may make, may contain forward-looking statements with respect to the Company’s future financial or business performance, strategies or expectations.  Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” or similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, and the risk factors that are described in Part II, Item 1A under the caption of “Risk Factors” of Matson’s Form 10-Q for the quarterly period ended June 30, 2015 filed with the SEC on August 5, 2015.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements, and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

Alaska Operations Integration:  The Company continues to expect the integration of its Alaska operations to be completed within two years post-closing of the Acquisition on May 29, 2015, at which point incremental run-rate selling, general and administrative expenses are expected to be approximately $15.0 million per year.  The Company’s results for the third quarter 2015 were negatively impacted by approximately $10.0 million of additional selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target, consisting primarily of integration costs and corporate overhead expenses.  In the fourth quarter 2015, the Company expects to incur approximately $7.5 million of selling, general and administrative expenses related to the Acquisition in excess of the Company’s incremental run-rate target.

Ocean Transportation:  In the third quarter 2015, the Hawaii trade experienced modest westbound market growth.  In addition, Matson experienced volume gains and deployed additional vessels in response to a competitor’s service reconfiguration and vessel mechanical failure.  The Company expects these trends to continue in the fourth quarter 2015, resulting in Hawaii container volume growth similar to the 14.8 percent growth realized in the third quarter 2015.

In the China trade, despite a continued decline in commodity freight rates for other ocean carriers, the Company’s freight rates were higher in the third quarter 2015 than in the prior year period, reflecting a continuation of rate gains made by the Company in the latter half of 2014 and in 2015.  For the fourth quarter 2015, the Company expects its expedited service to continue to realize a sizeable premium relative to commodity ocean carrier market rates, achieving average freight rates that approximate the rates achieved in the fourth quarter 2014.  However, the Company expects its China volume in the fourth quarter 2015 to be moderately lower than the prior year period due to one fewer sailing, the absence of the extraordinarily high demand experienced in the fourth quarter 2014 during the U.S. West Coast labor disruptions, and recent market softness.

In Guam, stable economic activity is expected in the fourth quarter 2015.  On August 29, 2015, the Department of the Navy signed the Record of Decision to relocate approximately 5,000 U.S. Marines plus approximately 1,300 dependents from Okinawa to Guam by 2022 which is expected to result in higher freight demand to Guam during this period of relocation.  However, in October 2015, a competitor announced the intention to launch a bi-weekly U.S. flagged containership service to Guam starting in late November 2015.  As a result, the Company expects to experience some volume losses after this service is launched.

The Company’s operating results for the third quarter 2015 reflect the first full quarter of Alaska operations post-closing of the Acquisition on May 29, 2015.  In the third quarter 2015, Alaska container volume increased by approximately two percent year-over-year primarily due to stronger seafood volume which was partially offset by muted economic activity related to the steep decline in energy prices, and lower building supply volume.  The Company expects muted economic activity to persist through the end of 2015 and, as a result, expects Alaska container volume for the fourth quarter 2015 to be lower than volume achieved by Horizon in the comparable period in 2014.

In the fourth quarter 2015, exclusive of the aforementioned $7.5 million of additional selling, general and administrative expenses in excess of the Company’s incremental run-rate target, the Company expects ocean transportation operating income to approximate the $46.3 million achieved in the fourth quarter 2014.

Logistics:  The Company continues to expect full year 2015 operating income to approximate the 2014 level of $8.9 million.

Interest Expense:  The Company expects its interest expense in the fourth quarter 2015 to be approximately $5.0 million.

Income Tax Expense:  The Company expects its effective tax rate for the fourth quarter 2015 to be approximately 40 percent.

Other:  In the first nine months of 2015, the Company had maintenance capital expenditures of approximately $30.3 million.  In the fourth quarter 2015, the Company expects maintenance capital expenditures to be approximately $30 million and scheduled contract payments relating to its two vessels under construction to be $20.9 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended September 30, 2015 compared with 2014:

	Three Months Ended September 30
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$544.3	$441.8	23.2%
Operating costs and expenses	(472.5)	(396.8)	19.1%
Operating income	71.8	45.0	59.6%
Interest expense	(4.7)	(4.4)	6.8%
Income before income taxes	67.1	40.6	65.3%
Income tax expense	(25.6)	(19.1)	34.0%
Net income	$41.5	$21.5	93.0%

Basic earnings per share	$0.95	$0.50	90.0%
Diluted earnings per share	$0.94	$0.50	88.0%

Consolidated operating revenue for the third quarter 2015 increased $102.5 million, or 23.2 percent, compared to the third quarter 2014.  This increase was due to $115.3 million higher revenue from ocean transportation, offset by $12.8 million lower revenue from logistics services.

Operating costs and expenses for the third quarter 2015 increased $75.7 million, or 19.1 percent, compared to the third quarter 2014.  The increase was due to an $89.0 million increase, offset by a $13.3 million decrease in operating costs and expenses from ocean transportation and logistics segments, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating costs and expenses.

Interest expense increased $0.3 million to $4.7 million for the third quarter of 2015 compared to $4.4 million in 2014, due to increased borrowings during the third quarter 2015 compared to the third quarter 2014.

Income tax expense was $25.6 million, or 38.2 percent of income before income taxes, for the third quarter 2015, compared to $19.1 million, or 47.0 percent of income before income taxes, in the third quarter 2014.  The change in the income tax rate was primarily due to a non-cash valuation allowance recorded in the third quarter 2014 against deferred tax assets that increased the tax rate by approximately 8.2 percentage points.

Consolidated Results: Nine months ended September 30, 2015 compared with 2014:

	Nine Months Ended September 30
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$1,390.1	$1,270.7	9.4%
Operating costs and expenses	(1,239.7)	(1,180.1)	5.1%
Operating income	150.4	90.6	66.0%
Interest expense	(13.6)	(13.0)	4.6%
Income before income taxes	136.8	77.6	76.3%
Income tax expense	(60.4)	(34.6)	74.6%
Net income	$76.4	$43.0	77.7%

Basic earnings per share	$1.76	$1.00	76.0%
Diluted earnings per share	$1.74	$1.00	74.0%

Consolidated operating revenue for the nine months ended September 30, 2015 increased $119.4 million, or 9.4 percent, compared to the nine months ended September 30, 2014.  This increase was due to $151.8 million in higher revenue from ocean transportation, offset by $32.4 million in lower revenue from logistics services.

Operating costs and expenses for the nine months ended September 30, 2015 increased $59.6 million, or 5.1 percent, compared to the nine months ended September 30, 2014.  The increase was due to a $92.4 million increase, offset by a $32.8 million decrease in operating costs from ocean transportation and logistics segment, respectively.  Changes in operating revenue and expense are described below in the Analysis of Operating Revenue and Income by Segment, as part of the discussion of trends in operating revenues and operating.

Interest expense increased $0.6 million to $13.6 million for the nine months ended September 30, 2015 compared to $13.0 million for the nine months ended September 30, 2014, due to increased borrowings in the nine months ended September 30, 2015, as compared to 2014.

Income tax expense was $60.4 million, or 44.2 percent of income before income taxes, for the nine months ended September 30, 2015, compared to $34.6 million or 44.6 percent of income before income taxes, in 2014.  The income tax expense for the nine months ended September 30, 2015 was impacted by a $4.8 million non-cash adjustment to deferred tax assets, and by changes in the value of deferred taxes and non-deductible expenses as a result of the Acquisition, which increased the tax rate by approximately 5.6 percentage points.  The income tax rate for the nine months ended September 30, 2014 was impacted by a non-cash valuation allowance recorded against deferred tax assets, which increased the effective tax rate by approximately 4.4 percentage points.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended September 30, 2015 compared with 2014:

	Three Months Ended September 30
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$444.8	$329.5	35.0%
Operating costs and expenses	375.9	286.9	31.0%
Operating income	$68.9	$42.6	61.7%
Operating income margin	15.5%	12.9%

Volume (Units) (1)
Hawaii containers	41,200	35,900	14.8%
Hawaii automobiles	17,800	13,300	33.8%
Alaska containers	19,700	—	—
China containers	15,800	15,000	5.3%
Guam containers	6,100	6,100	0.0%
Micronesia/South Pacific containers	3,900	4,400	(11.4)%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit as of the end of each reporting period.

Ocean transportation revenue increased $115.3 million, or 35.0 percent, during the third quarter 2015 compared with the third quarter 2014.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska operations, higher container volume in Hawaii, and higher freight rates in the Company’s China service, partially offset by lower fuel surcharge revenue.

On a year over year basis, Hawaii container volume increased by 14.8 percent primarily due to volume gains resulting from a competitor’s service reconfiguration and vessel mechanical failure, and modest market growth; China volume was 5.3 percent higher, the result of an additional sailing during the quarter; and Guam volume was steady.  Hawaii automobile volume was 33.8 percent higher in the third quarter 2015 compared with the third quarter 2014, primarily due to the aforementioned competitor service reconfiguration.  Alaska volume included in the Company’s third quarter results reflects the first full quarter of operations post-closing the acquisition on May 29, 2015.

Ocean transportation operating income increased $26.3 million during the third quarter 2015 compared with the third quarter 2014. The increase was primarily due to higher freight rates in China, the inclusion of operating results for the Alaska trade, and container volume improvements in Hawaii.  Partially offsetting these favorable items were additional selling, general and administrative expenses related to the Acquisition, additional vessel operating expenses related to the deployment of additional vessels in the Hawaii trade, and higher terminal handling expenses.

The Company’s SSAT terminal joint venture investment contributed $4.5 million during the third quarter 2015, compared to a $3.1 million contribution in the third quarter 2014.  The increase was primarily attributable to improved lift volume.

Ocean Transportation Operating Results: Nine months ended September 30, 2015 compared with 2014:

	Nine Months Ended September 30
(dollars in millions)	2015	2014	Change
Ocean transportation revenue	$1,097.0	$945.2	16.1%
Operating costs and expenses	952.8	860.4	10.7%
Operating income	$144.2	$84.8	70.0%
Operating income margin	13.1%	9.0%

Volume (Units) (1)
Hawaii containers	109,100	104,000	4.9%
Hawaii automobiles	51,500	56,100	(8.2)%
Alaska containers (2)	24,900	—	—
China containers	45,600	44,400	2.7%
Guam containers	17,700	18,300	(3.3)%
Micronesia/South Pacific containers	10,300	10,700	(3.7)%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit as of the end of each reporting period.

(2)         Alaska container volumes represent operations from May 29, 2015 to September 30, 2015.

Ocean transportation revenue increased $151.8 million, or 16.1 percent, during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska operations, higher freight rates in the Company’s China service, higher container volume in Hawaii, partially offset by lower fuel surcharge revenue and lower Guam volume.

On a year over year basis, Hawaii container volume increased by 4.9 percent primarily due to volume gains resulting from a competitor’s service reconfiguration and vessel mechanical failure, and modest market growth; China volume was up 2.7 percent, primarily the result of an additional sailing during the third quarter 2015; Guam volume declined by 3.3 percent due to the timing of select shipments; and Hawaii automobile volume decreased 8.2 percent as certain customer losses were partially offset in the third quarter 2015 by the aforementioned competitor service reconfiguration.  Alaska volume included in the Company results reflects operations from May 29 to September 30, 2015.

Ocean transportation operating income increased $59.4 million during the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.  The increase was primarily due to higher freight rates in China, the inclusion of operating results for the Alaska trade, the timing of fuel surcharge collections, container volume improvements in Hawaii, and improved results at SSAT.  Partially offsetting these favorable operating income items were additional selling, general and administrative expenses related to the Acquisition, additional vessel operating expenses related to the deployment of additional vessels in the Hawaii trade, higher terminal handling expenses, $11.4 million of costs related to the Molasses Settlement, and lower Guam container volume.

The Company’s SSAT terminal joint venture investment contributed $13.1 million during the nine months ended September 30, 2015, compared to a $5.4 million contribution in the nine months ended September 30, 2014.  The increase was primarily attributable to the clearing of international carrier cargo backlog and improved lift volume.

Logistics Operating Results: Three months ended September 30, 2015 compared with 2014:

	Three Months Ended September 30
(dollars in millions)	2015	2014	Change
Intermodal revenue	$53.6	$63.5	(15.6)%
Highway revenue	45.9	48.8	(5.9)%
Total Logistics Revenue	99.5	112.3	(11.4)%
Operating costs and expenses	96.6	109.9	(12.1)%
Operating income	$2.9	$2.4	20.8%
Operating income margin	2.9%	2.1%

Logistics revenue decreased $12.8 million, or 11.4 percent, during the third quarter 2015 compared with the third quarter 2014.  This decrease was primarily the result of lower intermodal and highway volume and lower fuel surcharge revenue, partially offset by favorable changes in business mix and increased warehouse revenue.

Logistics operating income increased by $0.5 million, during the third quarter 2015 compared with the third quarter 2014, primarily due to warehouse operating improvements and improved per unit margins, partially offset by lower international intermodal volume.

Logistics Operating Results: Nine months ended September 30, 2015 compared with 2014:

	Nine Months Ended September 30
(dollars in millions)	2015	2014	Change
Intermodal revenue	$158.2	$185.3	(14.6)%
Highway revenue	134.9	140.2	(3.8)%
Total Logistics Revenue	293.1	325.5	(10.0)%
Operating costs and expenses	286.9	319.7	(10.3)%
Operating income	$6.2	$5.8	6.9%
Operating income margin	2.1%	1.8%

Logistics revenue decreased $32.4 million, or 10.0 percent, during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  This decrease was primarily the result of lower intermodal and highway volume and lower fuel surcharge revenue, partially offset by favorable changes in business mix and increased warehouse revenue.

Logistics operating income increased by $0.4 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.  The increase was primarily due to warehouse operating improvements and improved per unit margins, partially offset by the absence of a favorable litigation settlement received in 2014 and lower international intermodal volume.

LIQUIDITY AND CAPITAL RESOURCES

Overview:

Cash flows provided by operating activities are the Company’s primary source of liquidity.  Additional sources of liquidity are available from the Company’s cash and cash equivalents, accounts receivable balances, cash on deposits in the CCF, and borrowings from the Company’s term loans and revolving credit facility.  The Company’s term loans and revolving credit facility are described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, in Note 5 to the Interim Condensed Consolidated Financial Statements included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, and Note 4 to the Condensed Consolidated Financial Statements included in Item 1 in this Form 10-Q.

Cash Flows:

Cash flows provided by operating activities were $159.0 million for the nine months ended September 30, 2015, compared with $96.1 million for the nine months ended September 30, 2014.  The increase in cash flows provided by operating activities was primarily due to increases in net deferred income taxes and in net income, partially offset by increases in prepaid expenses and other assets.

Cash flows used in investing activities were $38.8 million for the nine months ended September 30, 2015, compared with $49.5 million for the nine months ended September 30, 2014.  The decrease in cash flows used in investing activities was primarily due net  withdrawals of $15.8 million from the CCF for the nine months ended September 30, 2015, compared to net deposits of $27.5 million into the CCF for the nine months ended September 30, 2014, offset by payments of $29.0 million for the Acquisition, net of cash acquired, and other acquisition related payments, during the nine months ended September 30, 2015 and increases in capital expenditures.  Capital expenditures were $30.3 million for the nine months ended September 30, 2015, compared to $25.6 million for the nine months ended September 30, 2014, and primarily related to expenditures in the ocean transportation segment.

Cash flows used in financing activities were $388.1 million for the nine months ended September 30, 2015, compared with cash flows provided by financing activities of $69.8 million for the nine months ended September 30, 2014.  The change was primarily due to payments of Horizon’s debt and redeemed warrants of $467.5 million made during the nine months ended September 30, 2015 related to the Acquisition, offset by net proceeds from the revolving credit facility and the issuance of debt net of repayments of $104.6 million, compared to $91.4 million for the nine months ended September 30, 2014.

Other Sources of Liquidity:

Other sources of liquidity, consisting of cash and cash equivalents, and accounts receivable, decreased by $226.0 million to $265.0 million at September 30, 2015, compared to $491.0 million at December 31, 2014.  The decrease was due primarily to a reduction in cash and cash equivalents of $267.9 million due to cash paid in connection with the Acquisition, offset by an increase of $41.9 million due primarily to accounts receivable related to the Alaska trade.

The Company had working capital of $50.2 million at September 30, 2015, compared to $296.0 million at December 31, 2014.  The Company also had $11.7 million of cash on deposit in the CCF as of September 30, 2015, compared to $27.5 million as of December 31, 2014.

Total debt was $481.5 million at September 30, 2015, compared with $373.6 million at December 31, 2014.  The increase in debt was due to borrowings under the Company’s revolving credit facility as a result of the Acquisition.  On October 1, 2015, the Company issued $75.0 million of 30-year senior unsecured notes that were used to pay down Matson’s revolving credit facility.  As of September 30, 2015, the Company had $271.5 million of availability under the revolving credit facility.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations and commitments that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, and also in Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, which is incorporated herein by reference.

A description of contingencies at September 30, 2015, is included in Note 2 to the Condensed Consolidated Financial Statements of Item 1 in this Form 10-Q, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2014, except for the assumption used in determining the multi-employer withdrawal liabilities as described in Note 3 to the Interim Condensed Consolidated Financial Statements included in Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, which is incorporated herein by reference.

OTHER MATTERS

The Company’s first quarter 2015 cash dividend of $0.17 per-share was paid on March 5, 2015 to shareholders of record as of February 12, 2015.  The Company’s second quarter 2015 cash dividend of $0.17 per-share was paid on June 4, 2015 to shareholders of record as of May 7, 2015.  The Company’s third quarter 2015 cash dividend of $0.18 per-share was paid on September 3, 2015 to shareholders of record as of August 6, 2015.  On October 22, 2015, the Company’s Board of Directors declared a cash dividend of $0.18 per share for the fourth quarter 2015, payable on December 3, 2015 to shareholders of record as of November 5, 2015.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company’s ocean transportation business has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015, and the risk factors that are described in Part II, Item 1A under the caption of “Risk Factors” of Matson’s Form 10-Q for the quarterly period ended June 30, 2015 filed with the SEC on August 5, 2015.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS

10.1

Settlement Agreement and Release, effective July 29, 2015, between the State of Hawai’i, Matson Terminals, Inc. and Matson Navigation Company, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 29, 2015).

10.2	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 30, 2015).

10.3

Amendment to the Second Amended and Restated Note Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated July 30, 2015).

10.4

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated July 30, 2015).

10.5

First Amendment to Credit Agreement among Matson, Inc., the lenders party thereto, and Bank of America, N.A., as agent, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated July 30, 2015).

10.6

First Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of October 1, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 1, 2015).

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

MATSON, INC.
(Registrant)

Date: November 5, 2015	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 5, 2015	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)