Form 10-K
period 2015-12-31
Matson, Inc.
filed 2016-02-26
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Number of shares of Common Stock outstanding at February 23, 2016:

43,444,091

Aggregate market value of Common Stock held by non-affiliates at June 30, 2015:

$1,812,878,266

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 28, 2016.

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2015

PART I

ITEM 1.  BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2015, see Note 15 to the consolidated financial statements in Item 8 of Part II below.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the domestic economies of Hawaii, Alaska, and Guam, and to other island economies in Micronesia and in the South Pacific.  MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaii islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak, Dutch Harbor and Akutan.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at three of those facilities.  Matson records its share of income in the joint venture in operating expenses within the Ocean Transportation segment due to the nature of SSAT’s operations.

Horizon Acquisition:  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  For additional information on the Horizon Acquisition, see Note 3 to the consolidated financial statements in Item 8 of Part II below.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Highway”); supply chain management, and warehousing and distribution services.

A.                                    BUSINESS DESCRIPTION

(1)                                 Operations

Ocean Transportation

Matson’s Services:  Matson’s Ocean Transportation segment provides the following ocean freight services:

Hawaii Service:  Matson’s Hawaii service provides ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach, Oakland, Seattle, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods, building materials, automobiles and household goods.  Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities, and livestock.  The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight and automobiles.

Alaska Service:  Matson’s Alaska service, which Matson acquired on May 29, 2015 as part of the Horizon Acquisition, provides ocean freight services (lift-on/lift-off and conventional services) between the port of Tacoma, Washington, and the ports of Anchorage, Kodiak, and Dutch Harbor in Alaska.  The Company also provides a barge service between Dutch Harbor and Akutan, and other transportation services to smaller locations in Alaska.

Matson’s northbound cargo to Alaska includes dry containers of mixed commodities, refrigerated commodities, packaged foods, household goods, and automobiles.  Matson’s southbound cargo from Alaska primarily consists of household goods, automobiles and seafood.

China Service:  Matson’s China service is part of an integrated Hawaii/Guam/China service.  This service carries cargo from Long Beach to Honolulu and then to Guam.  The vessels continue to the ports of Xiamen, Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach.  These vessels also carry cargo destined to and originating from the Guam and Micronesia services.  China cargo consists mainly of garments, footwear, and other retail merchandise.

Guam Service:  Matson’s Guam service provides weekly container and conventional freight services carrying mainly general sustenance cargo between the U.S. West Coast and Guam.  Additionally, Matson provides freight services from Guam to the Commonwealth of the Northern Mariana Islands.

Micronesia Service:  Matson’s Micronesia service provides container and conventional freight services carrying mainly general sustenance cargo between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam.

South Pacific Service:  Matson’s South Pacific service provides container and conventional freight services carrying general sustenance cargo between New Zealand and other South Pacific Islands including Fiji, Samoa, American Samoa, Tonga, the Cook Islands, Niue, Vanuatu, Nauru, and the Solomon Islands.

Matson’s Vessel Information:  Matson’s fleet includes 23 owned and three chartered vessels.  The Matson-owned fleet represents an initial investment of approximately $1.4 billion and consists of: 17 containerships; two combination container/roll-on/roll-off ships; one roll-on/roll-off barge; and three container barges equipped with cranes (see Critical Accounting Estimates in Item 7 of Part II below for additional information about vessel costs and net book values).  The majority of vessels in the Matson-owned fleet have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act of 1936 (see Note 7 to the consolidated financial statements in Item 8 of Part II below for additional information about the CCF).

During the fourth quarter of 2013, MatNav and Philly Shipyard (formerly known as Aker Philadelphia Shipyard, Inc.) entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600 twenty-foot equivalent unit (“TEU”) Aloha-class containerships with dual-fuel capable engines, which are expected to be delivered during the third quarter of 2018 and the first quarter of 2019 (the “Shipbuilding Agreements”), at a total cost of approximately $418.0 million.  Philly Shipyard’s obligations under the Shipbuilding Agreements are guaranteed by Aker Philadelphia Shipyard ASA, a publicly listed company on the OSLO Stock Exchange.

As a complement to its fleet, as of December 31, 2015, Matson owns approximately 37,400 containers and 12,200 chassis, which represents an initial investment of approximately $295 million, and miscellaneous other equipment.  Matson also leases approximately 13,700 containers and 11,100 chassis.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society requirements.  These standards require that our ships undergo two dry-docking inspections within a five-year period.  The majority of Matson’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible ships to meet their intermediate dry-docking requirement with a less costly underwater inspection.

Matson operates four non-U.S. flagged vessels (one owned; one under a bareboat charter arrangement; and two on time charter arrangements) in the Micronesia and South Pacific services.  Matson is responsible for ensuring that the owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that Matson perform two dry-docking inspections every five years.  The dry-dockings of Matson’s time chartered vessels are the responsibility of the ships’ owners.

Vessels owned and chartered by Matson as of December 31, 2015 are as follows:

							Usable Cargo Capacity
					Maximum	Maximum	Containers		Vehicles
	Owned/	Official	Year		Speed	Deadweight	Reefer
Name of Vessels (1)	Chartered	Number	Built	Length	(Knots)	(Long Tons)	Slots	TEUs (2)	Autos
Diesel-Powered - Owned
MAUNALEI	Owned	1181627	2006	681’ 1”	22	33,771	328	1,992	—
MANULANI	Owned	1168529	2005	712’ 0”	23	29,517	284	2,378	—
MAUNAWILI	Owned	1153166	2004	711’ 9”	23	29,517	326	2,378	—
MANUKAI	Owned	1141163	2003	711’ 9”	23	29,517	326	2,378	—
OLOMANA (3)	Owned	1559	1999	381’5”	14	5,364	68	521	—
R.J. PFEIFFER	Owned	979814	1992	713’ 6”	23	27,100	300	2,245	—
MATSON KODIAK (6)	Owned	910308	1987	710	20	37,473	280	1,668	—
HORIZON ANCHORAGE (6)	Owned	910306	1987	710	20	37,473	280	1,668	—
HORIZON TACOMA (6)	Owned	910307	1987	710	20	37,473	280	1,668	—
MOKIHANA	Owned	655397	1983	860’ 2”	23	29,484	354	1,994	1,323
MANOA	Owned	651627	1982	860’ 2”	23	30,187	408	2,824	—
MAHIMAHI	Owned	653424	1982	860’ 2”	23	30,167	408	2,824	—

Diesel-Powered - Chartered
IMUA II (3)	Chartered	9184237	2005	388’ 6”	15	8,071	90	630	—
LILOA (3)	Chartered	4681	2003	358’ 11”	15	5,934	30	513	—
MANA (3)	Chartered	4958	1997	329’ 9”	13	4,508	60	384	—

Steam-Powered
KAUAI	Owned	621042	1980	720’ 5”	22	26,308	276	1,644	44
MAUI	Owned	591709	1978	720’ 5”	22	26,623	252	1,644	—
MATSON PRODUCER (6)	Owned	552819	1974	720	22	38,858	170	1,680	—
MATSONIA	Owned	553090	1973	760’ 0”	21	22,501	258	1,727	450
HORIZON CONSUMER (6)	Owned	552818	1973	720	22	38,858	170	1,690	—
MATSON NAVIGATOR (6)	Owned	541868	1972	813	21	47,790	188	2,250	—
LIHUE	Owned	530137	1971	787’ 8”	21	38,656	188	2,018	—

Barges
WAIALEALE (4)	Owned	978516	1991	345’ 0”	—	5,621	36	—	230
MAUNA KEA (5)	Owned	933804	1988	372’ 0”	—	6,837	70	379	—
MAUNA LOA (5)	Owned	676973	1984	350’ 0”	—	4,658	78	335	—
HALEAKALA (5)	Owned	676972	1984	350’ 0”	—	4,658	78	335	—

(1) Excludes two inactive vessels to be recycled.

(2) Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container volume.

(3) Except for these four foreign-flagged vessels, all vessels are U.S. flagged and Jones Act qualified vessels.

(4) Roll-on/roll-off barge.

(5) Container barges equipped with cranes.

(6) Vessels acquired as part of the Horizon Acquisition on May 29, 2015.

Terminals

Matson provides container stevedoring, container equipment maintenance and other terminal services for MatNav and another ocean carrier at terminals located on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak, and Dutch Harbor.

In addition, SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast and to MatNav at three of those facilities, including Long Beach and Oakland, California, and Seattle, Washington.  Matson records its share of income in the joint venture in operating expenses within the Ocean Transportation segment due to the nature of SSAT’s operations.  Furthermore, APM Terminals provides terminal and stevedoring services to MatNav in Tacoma, Washington.

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

(2)                                 Maritime Laws and the Jones Act

Maritime Laws:  All interstate and intrastate marine commerce within the U.S. falls under the Merchant Marine Act of 1920 (commonly referred to as the Jones Act).

The Jones Act is a long-standing cornerstone of U.S. maritime policy.  Under the Jones Act, all vessels transporting cargo between covered U.S. ports must, subject to limited exceptions, be built in the U.S., registered under the U.S. flag, be manned predominantly by U.S. crews, and owned and operated by U.S.-organized companies that are controlled and 75 percent owned by U.S. citizens.  U.S. flagged vessels are generally required to be maintained at higher standards than foreign flagged vessels and are subject to rigorous supervision and inspections by, or on behalf of, the U.S. Coast Guard, which requires appropriate certifications and background checks of the crew members.  Under Section 27 of the Jones Act, the carriage of cargo between the U.S. West Coast, Hawaii and Alaska on foreign-built or foreign-documented vessels is prohibited.

During 2015, approximately 67 percent of Matson’s revenues generated by ocean transportation services, including Hawaii and Alaska, came from trades that were subject to the Jones Act.  Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market.  Hawaii, as an island economy, and Alaska due to its geographical location, are both dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to these locations.  Matson’s vessels operating in these trade routes are fully Jones Act qualified.

Matson is a member of the American Maritime Partnership (“AMP”), which supports the retention of the Jones Act and similar cabotage laws.  The Jones Act has broad support from both houses of Congress.  Matson also believes that the ongoing war on terrorism has further solidified political support for U.S. flagged vessels because a vital and dedicated U.S. merchant marine is a cornerstone for a strong homeland defense, as well as a critical source of trained U.S. mariners for wartime support.  AMP seeks to inform elected officials and the public about the economic, national security, commercial, safety and environmental benefits of the Jones Act and similar cabotage laws.  Repeal of the Jones Act would allow foreign-flag vessel operators that do not have to abide by all U.S. laws and regulations to sail between U.S. ports in direct competition with Matson and other U.S. domestic operators that must comply with all such laws and regulations.

Other U.S. maritime laws require vessels operating between Guam, a U.S. territory, and U.S. ports to be U.S. flagged and predominantly U.S. crewed, but not U.S. built.

Cabotage laws are not unique to the United States, and similar laws exist around the world in over 50 countries, including regions in which Matson provides ocean transportation services.  Any changes in such laws may have an impact on the services provided by Matson in those regions.

(3)                                 Competition

Hawaii Service:  Matson’s Hawaii service has one major containership competitor, Pasha Hawaii (“Pasha”), which operates container and roll-on/roll-off services between the ports of San Diego, Long Beach and Oakland, California, to Honolulu, Hawaii.  There also are two barge operators, Aloha Marine Lines and Sause Brothers, which offer barge service between the Pacific Northwest and Hawaii.

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide competition for Matson’s Hawaii service.  Asia, Australia, New Zealand, and the South Pacific islands have direct foreign-flag services to Hawaii.  Mexico, South America and Europe have indirect foreign-flag services to Hawaii.  Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo.  Air freight competition for time-sensitive and perishable cargo exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircrafts and by relatively high air freight rates.

Matson vessels are operated on schedules that provide shippers and consignees regular day-of-the-week sailings from the U.S. West Coast and day-of-the-week arrivals in Hawaii.  Matson generally offers an average of three to four westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  Matson provides over 150 westbound sailings per year, which is greater than its domestic liner ocean competitors’ combined sailings.  One of Matson’s westbound sailings each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland averages two to three per week.  This service is attractive to customers because more frequent arrivals permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, supported by the scope of its container equipment, a dedicated neighbor islands barge network, its efficiency and experience in handling cargo of all types, and competitive pricing.

Alaska Service:  Matson’s Alaska service has one major competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska.  There are also two barge operators, Alaska Marine Lines which mainly serves Seattle, Washington to the main ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge which mainly serves Seattle, Washington to many other locations in Alaska.  The barge operators have historically shipped lower value bulk commodities and construction materials that can accommodate a longer transit time.

Matson offers customers twice weekly scheduled services from Tacoma, Washington to Anchorage and Kodiak, Alaska and weekly service to Dutch Harbor, Alaska.  The Company also provides a weekly barge service between Dutch Harbor and Akutan.  Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor, which are the primary loading ports for southbound seafood volume.

China Service:  Major competitors to Matson’s China service include large international carriers such as Maersk, Hanjin, MSC, CMA CGM, Evergreen, China COSCO Shipping Corporation, APL, “K” Line, OOCL, Hyundai and NYK Line.

Matson competes by offering fast and reliable freight availability from the ports of Xiamen, Ningbo and Shanghai in China to Long Beach, California, providing fixed day arrivals and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated Long Beach marine terminal, an off-dock container yard providing fast truck turn times, one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Xiamen, Ningbo and Shanghai.

Guam Service:  Matson’s Guam service competes with several foreign carriers that call at Guam with less frequent service, along with Waterman Steamship Corporation, a U.S. flagged carrier, which periodically calls at Guam.  At the beginning of 2016, American President Lines (APL) launched a U.S. flagged container feeder bi-weekly service connecting the U.S. West Coast to Guam and Saipan, via transshipments over Yokohama, Japan.

Micronesia and the South Pacific Services:  Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Logistics:  Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services.  The industry is highly fragmented and, therefore, competition varies by geography and areas of service.  Matson Logistics competes most directly with C.H. Robinson Worldwide, the Hub Group, and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as JB Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air freight services.

(4)                             Customers and Rate Regulations

Customers:  Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo.  In 2015, the Company’s 10 largest Ocean Transportation customers accounted for approximately 23 percent of the Company’s Ocean Transportation revenue, and the Company’s 10 largest Logistics customers accounted for approximately 23 percent of the Company’s Logistics revenue.  None of these customers accounted for more than 10 percent of the Company’s revenues in their respective operating segments.

Rate Regulations:  Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates.  A rate in the non-contiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index.  Matson generally provides a 30 day notice to customers of any increases in general rates and terminal handling charges, and passes along decreases as soon as possible.

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

(5)                             Fuel Costs

Matson purchases fuel oil, lubricants and gasoline for its operations; and also pays fuel surcharges to drayage providers and rail carriers.  The cost of fuel oil is by far Matson’s largest energy-related expense.

Matson applies a fuel surcharge rate to its Hawaii, Alaska, Guam, China, Micronesia and South Pacific customers.  Changes in the fuel surcharge levels are correlated to prevailing market rates for bunker fuel prices along with other fuel related cost factors.  In markets excluding China, Matson generally provides a 30-day notice to customers of increases in fuel surcharge rates.  In the China market, Matson adjusts the fuel surcharge quarterly.

(6)                             Seasonality

Matson’s Ocean Transportation services typically experience seasonality in volume, generally following a pattern of increasing volumes starting in the second quarter of each year, culminating in a peak season throughout the third quarter, with subsequent decline in demand during the fourth and first quarters.  This seasonality trend is amplified in the Alaska service primarily due to winter weather and the timing of southbound seafood trade.  As a result, earnings tend to follow a similar pattern, offset by periodic vessel dry-docking and other episodic cost factors, which can lead to earnings variability.  In addition, in the China trade, volume is driven primarily by U.S. consumer demand for goods during key retail selling seasons while freight rates are impacted mainly by macro supply and demand variables.

Matson’s Logistics services are not significantly impacted by seasonality factors.

(7)                             Emissions

Matson is focused on reducing transportation emissions, including carbon dioxide, nitrous oxide, particulate matter, and sulfur dioxide, through improvements in vessel fuel consumption and truck efficiency; and the development of more fuel-efficient transportation solutions.

The global sulfur emissions cap of 4.5 percent was reduced to 3.5 percent effective January 1, 2012, and is planned to be reduced to as low as 0.5 percent by 2020.  With respect to North America, the U.S Environmental Protection Agency (“EPA”) received approval from the International Maritime Organization, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coast lines as designated emission control areas (“ECAs”).  Most of Matson’s vessels operate a portion of their voyages in ECAs while Matson’s Alaska vessels operate a substantial portion of their voyages in ECAs.  The North American ECA went into effect on August 1, 2012, limiting the sulfur emissions to 1.0 percent, with scheduled reductions in future years.  Maximum sulfur emissions permitted in designated ECA’s were reduced to 0.1 percent on January 1, 2015.

In 2014, Matson received a conditional waiver from the EPA ECA regulations for three diesel-powered vessels used in the Hawaii service that permits the continued use of 1.0 percent sulfur content fuel for a limited time, subject to the development of technologies that monitor main engine performance and promote full power operations on fuels with a sulfur content of less than 0.1 percent.

Effective in 2015, Horizon received a conditional waiver (subsequently transferred to Matson pursuant to the Horizon Acquisition) from the EPA ECA regulations for three diesel-powered vessels used in the Alaska service that permits the use of 2.0 percent sulfur content fuel on these vessels for a limited time, subject to the installation and testing of an exhaust gas cleaning system (known as ‘scrubbers’) on such vessels.  The conditional waiver includes a schedule by which such installation and testing is to be completed, with dates of installation ranging from the second half of 2015 to the end of 2016.  The estimated costs for the installation of scrubbers on all three vessels is approximately $27.7 million, of which approximately $10.1 million was incurred as of December 31, 2015 related to the installation on one vessel.  The Company expects the installation of the other two vessels to be completed later in 2016.  These capital expenditures are related to the Ocean Transportation segment.

B.                                    EMPLOYEES AND LABOR RELATIONS

As of December 31, 2015, Matson and its subsidiaries had 1,663 employees, of which 650 employees were covered by collective bargaining agreements with shoreside and offshore unions.  These numbers do not include billets on vessels discussed below, or employees of SSAT or non-employees such as agents, temporary workers and contractors.

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor.  Matson also has collective bargaining agreements with other shoreside unions that expire at various dates in the future.

Matson’s active fleet employed seagoing personnel in 325 billets at December 31, 2015.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore.

Matson’s seagoing employees are represented by unions for both unlicensed crew members and licensed crew members.  Matson has collective bargaining agreements with these unions that expire at various dates in the future.

While Matson believes that it will be able to renegotiate collective bargaining agreements with its various unions as they expire without any significant impact on its operations; no assurance can be given that such agreements will be reached without slow-downs, strikes, lock-out or other disruptions that may adversely impact Matson’s operations.

Matson contributes to a number of multi-employer pension plans.  If Matson were to withdraw from or significantly reduce its obligation to contribute to any one of the plans, Matson would review and evaluate data, actuarial assumptions, calculations and other factors used in determining its withdrawal liability, if any.  If any third-parties materially disagree with Matson’s determination, Matson would pursue the various means available to it under federal law for the adjustment or removal of its withdrawal liability.  Matson has no present intention of withdrawing from, and does not anticipate the termination of any of the multi-employer pension plans that it contributes to except for the ILA-PRSSA pension fund in Puerto Rico (see Notes 11 and 12 to the consolidated financial statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

C.                                    AVAILABLE INFORMATION

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

Risks Relating To Operations

Changes in U.S., global, or regional economic conditions that result in a decrease in consumer confidence or market demand for the Company’s services and products in Hawaii and Alaska, the U.S. Mainland, Guam, Asia or the  South Pacific may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A weakening of domestic or global economies may adversely impact the level of freight volumes and freight rates.  Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, or the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, may further reduce the demand for goods to and from Asia, Hawaii and Alaska, adversely affecting inland and ocean transportation volumes or rates.  In addition, overcapacity in the global or transpacific ocean transportation markets or a change in the cost of goods or currency exchange rates may adversely affect freight volumes and rates in the Company’s China service.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  The Company’s major competitor in the Hawaii market introduced a new vessel in 2015, and also acquired Horizon’s Hawaii service, which could adversely impact the Company’s Hawaii service.  In addition, at the beginning of 2016, American President Lines (APL) launched a U.S. flagged feeder containership bi-weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan.  As a result of these and other competitor actions, the Company could experience some competition related volume losses.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with key vendors, agents and customers, and derive a significant portion of their revenues from the Company’s largest customers.  The Company could be adversely affected by any changes in the services provided, or changes to the costs of services provided by key vendors and agents.  Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business.  The Company’s business also relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  In 2015, the Company’s Ocean Transportation segment’s 10 largest customers accounted for approximately 23 percent of the business’ revenue.  In 2015, the Company’s Logistics segment’s 10 largest customers accounted for approximately 23 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations based on market and competitive conditions.  Increases in fuel costs also can lead to increases in other expenses, for example: increased energy costs, and the costs of purchased outside transportation services.  In the Company’s Ocean Transportation and Logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense.  Changes in the Company’s ability to collect fuel surcharges also may adversely affect its results of operations.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of December 31, 2015, Matson and its subsidiaries had 1,663 regular employees, of which 650 employees were covered by collective bargaining agreements with unions.  In addition, at December 31, 2015, the active Matson fleet employed seagoing personnel in 325 billets.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees, because seagoing personnel rotate between active sea-duty and time ashore.  Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT and its parent company, SSA, that employ persons covered by collective bargaining agreements.  For additional information on collective bargaining agreements with unions, see Item 1. B. Employees and Labor Relations of Part I above.

The Company could be adversely affected by actions taken by employees of the Company or other companies in related industries against efforts by management to control labor costs, restrain wage or benefit increases or modify work practices.  Strikes and disruptions may occur as a result of the failure of Matson or other companies in its industry to negotiate collective bargaining agreements with such unions successfully.

In addition, any slow-downs, strikes, lock-outs or other disruptions, including limits to availability of labor through trade union hiring halts could have an adverse impact on Matson’s or SSAT’s operations

The Company is susceptible to weather and natural disasters.

The Company’s operations are vulnerable to disruption as a result of weather and natural disasters such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes.  Such events will interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events.  In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations, and may cause serious damage to its vessels and cranes, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company’s business.

The Company maintains casualty and liability insurance policies, which are generally subject to large retentions and deductibles.  Some types of losses, such as losses resulting from a port blockage, generally, are not insured.  In some cases the Company retains the entire risk of loss because it is not economically prudent to purchase insurance coverage or because of the perceived remoteness of the risk.  Other risks are uninsured because insurance coverage may not be commercially available.  Finally, the Company retains all risk of loss that exceeds the limits of its insurance.

The Company’s significant operating agreements and leases could be replaced on less favorable terms or may not be replaced.

The significant operating agreements and leases of the Company in its various businesses expire at various points in the future and may not be replaced or could be replaced on less favorable terms, thereby adversely affecting the Company’s future financial position, results of operations and cash flows.  The Company is currently in the process of renewing its terminal lease facilities at Anchorage, Alaska.

If we are not able to use our information technology and communications systems effectively, our ability to conduct business might be negatively impacted.

The Company is highly dependent on the proper functioning of our information technology systems to enable operations and compete effectively.  Our information technology systems rely on third-party service providers for access to the Internet, satellite-based communications systems, the electric grid, database storage facilities and telecommunications providers.  We have no control over the operations of these third-party service providers.  If our information technology and communications systems experience reliability issues, integration or compatibility concerns or if our third-party providers are unable to perform effectively or experience disruptions or failures, there could be an adverse impact on the availability and functioning of our information technology and communications systems, which could lead to business disruption or inefficiencies, reputational harm or loss of customers that could have an adverse effect on our business.

Our information technology systems may be exposed to cybersecurity risks and other disruptions that could impair the Company’s ability to operate and adversely affect its business.

The Company relies extensively on its information technology systems and third-party service providers, including for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems.  Despite our continuous efforts to make investments in our information technology systems, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, our information technology and communication systems may be vulnerable to cybersecurity risks faced by other large companies in our industry.  Our systems may be susceptible to computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

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

The Company’s future success will depend, in significant part, upon the continued services of its key personnel, including its senior management and skilled employees.  The loss of the services of key personnel could adversely affect the Company’s future operating results because of such employees’ experience and knowledge of the Company’s business and customer relationships.  If key employees depart, the Company may incur significant costs to replace them.  Additionally, the Company’s ability to execute its business model could be impaired if it cannot replace them in a timely manner.  The Company does not maintain key person insurance on any of its key personnel.

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

•                  The joint venture partner could become bankrupt requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture; and

•                  Actions of the joint venture may result in reputational harm to the Company.

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

•                  Our ability to be in compliance with U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;

•                  Global vessel overcapacity that may lead to decreases in volumes and shipping rates;

•                  Not having continued access to existing port facilities;

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

The Company’s Logistics segment is dependent upon third-parties for equipment, capacity and services essential to operate its business, and if the Company fails to secure sufficient third-party services, its business could be adversely affected.

The Company’s Logistics segment is dependent upon rail, truck and ocean transportation services provided by independent third-parties.  If the Company cannot secure sufficient transportation equipment, capacity or services from these third-parties at reasonable rates to meet its customers’ needs and schedules, customers may seek to have their transportation and logistics needs met by other third-parties on a temporary or permanent basis.  As a result, the Company’s business, consolidated results of operations and financial condition could be adversely affected.

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

The Company’s Shipbuilding Agreements with Philly Shipyard are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard (formerly known as Aker Philadelphia Shipyard, Inc.) entered into definitive agreements pursuant to which APSI will construct two new 3,600-TEU Aloha-class dual-fuel capable containerships, with expected delivery dates during the third quarter of 2018 and the first quarter of 2019.  Failure of either party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.

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

Higher than expected costs associated with the continuing integration of Horizon could adversely impact our results, financial position, liquidity or cash flow.

The Company expects to benefit from various cost saving initiatives as part of the integration process related to the Horizon Acquisition.  Integration cost savings expectations are in the areas of corporate office closures and headcount reductions, information technology expense reductions, as well as customer service and marketing expense reductions.  There can be no assurance that the Company will be able to achieve the expected integration cost savings or that the cost savings will be achieved within the planned 24-month post-closing period.  The lack of or delay in integration cost savings could have a materially adverse effect upon our business and results of operations.

The Horizon Acquisition may expose us to unknown liabilities.

We acquired Horizon subject to all of the liabilities and obligations of its non-Hawaii business, including any remaining liabilities and obligations associated with its Puerto Rico operations, which Horizon ceased during the first quarter of 2015.  Such liabilities include the estimated cost of the multi-employer withdrawal liability related to the ILA-PRSSA pension plan (See Note 3 and Note 12 to the consolidated financial statements in Item 8 of Part II below).  The disposition of these liabilities, and any other obligations that are unknown to the Company, including contingent liabilities, could have an adverse effect on the Company’s financial condition and results of operations.

We may continue to be exposed to risks and liabilities related to Horizon’s former Hawaii business.

Pasha acquired Horizon’s former Hawaii business immediately before we acquired Horizon, and Pasha assumed substantially all liabilities and obligations related to Horizon’s Hawaii business and agreed to perform various covenants.  In some cases however, Horizon, as the original contracting party, may remain primarily responsible for such assumed Hawaii liabilities and obligations.  The Company may incur losses related to such assumed Hawaii liabilities and obligations.

We may be required to record a significant charge to earnings if recorded intangible assets associated with the Horizon Acquisition become impaired.

We recorded significant intangible assets related to goodwill and customer relationships arising from the Horizon Acquisition.  We are required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Factors that could lead to an impairment of goodwill or intangible customer relationships include any significant adverse changes affecting the reporting unit’s financial condition, results of operations, and future cash flows.

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

Various internal and external factors may have favorable or unfavorable, material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share.  These factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of CCF deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; acquisitions and changes in the Company’s corporate structure.  These factors may result in periodic revisions to our effective income tax rate, which could affect the Company’s cash flow and results of operations.

Changes in the value of pension assets, or a change in pension law or key assumptions, may adversely affect the Company’s financial performance.

The amount of the Company’s employee pension and post-retirement benefit costs and obligations are calculated on assumptions used in the relevant actuarial calculations.  Adverse changes in any of these assumptions due to economic or other factors, changes in discount rates, higher health care costs, or lower actual or expected returns on plan assets, may adversely affect the Company’s operating results, cash flows, and financial condition.  In addition, a change in federal law, including changes to the Employee Retirement Income Security Act or Pension Benefit Guaranty Corporation premiums, may adversely affect the Company’s single-employer and multi-employer pension plans and plan funding.  These factors, as well as a decline in the fair value of pension plan assets, may put upward pressure on the cost of providing pension and medical benefits and may increase future pension expense and required funding contributions.  There can be no assurance that the Company will be successful in limiting future cost and expense increases, and continued upward pressure in costs and expenses could further reduce the profitability of the Company’s businesses.

The Company may have exposure under its multi-employer pension and post-retirement plans in which it participates that extends beyond its funding obligation with respect to the Company’s employees.

The Company contributes to various multi-employer pension plans.  In the event of a partial or complete withdrawal by the Company from any plan that is underfunded, the Company would be liable for a proportionate share of such plan’s unfunded vested benefits (See Note 11 to the consolidated financial statements in Item 8 of Part II below).  Based on the limited information available from plan administrators, which the Company cannot independently validate, the Company believes that its portion of the contingent liability in the case of a full withdrawal or termination may be material to its financial position and results of operations.  If any other contributing employer withdraws from any plan that is underfunded, and such employer (or any member of its controlled group) cannot satisfy its obligations under the plan at the time of withdrawal, then the Company, along with the other remaining contributing employers, would be liable for its proportionate share of such plan’s unfunded vested benefits.  In addition, if a multi-employer plan fails to satisfy the minimum funding requirements, the Internal Revenue Service will impose certain penalties and taxes.

Risks Relating to Legal and Legislative Matters

Compliance with safety and environmental protection and other governmental requirements may adversely affect our operations.

The shipping industry in general, our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, State and local governmental laws and regulations, including the following: laws pertaining to air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources.  For example, our U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by ABS Quality Evaluation, Inc., or similar classification societies, and must be periodically inspected by, or on behalf of, the United States Coast Guard.  Federal environmental laws and certain State laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up.

In complying with these laws, we have incurred expenses and may incur future expenses for vessel modifications and changes in operating procedures.  Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.  Our vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels.  However, there can be no assurance that such certificates and licenses will be renewed, even though Matson maintains extensive programs and policies to ensure such renewal.  Also, in the future, we may have to alter existing equipment, add new equipment, or change operating procedures for our vessels to comply with changes in governmental regulations, safety or other equipment standards to meet our customers’ changing needs.  If any such costs are material, they could adversely affect our financial condition.

We are subject to regulation and liability under environmental laws that could result in substantial fines and penalties that may have a material adverse effect on our results of operations.

The U.S. Act to Prevent Pollution from vessels, which implements the International Maritime Pollution (MARPOL) treaty, and the Oil Pollution Action of 1990 (OPA-90), among many other laws, treaties and regulations, provides for severe civil and criminal penalties related to vessel-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.  The EPA requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.  Matson’s vessels operate within surplus emission control areas (SECAs) or emission control areas (ECAs).  If our vessels are not operated in accordance with these requirements, including record keeping and other reporting requirements, such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

If we are unable to comply with changing EPA regulations regarding fuel and emissions, it may adversely impact our ongoing operations.

Most of Matson’s vessels operate a portion of their voyages in designated ECAs, while Matson’s Alaska vessels operate a substantial portion of their voyages in ECAs.  Beginning January 2012, the EPA issued new regulations regarding the sulfur content of fuel oils utilized by vessels operating in ECAs.  Beginning January 1, 2015, these emission regulations require the sulfur content of fuel oil utilized by vessels operating inside ECAs not to exceed 0.1 percent.  In 2014, Matson received a conditional waiver from the EPA ECA regulations for three diesel-powered vessels used in the Hawaii service that permits the continued use of 1percent sulfur fuel for a limited time, subject to our development of technologies that monitor main engine performance and promote full power operation on diesel fuels with a sulfur content of less than 0.1 percent.

Effective in 2015, Horizon received a conditional waiver (subsequently transferred to Matson pursuant to the Horizon Acquisition) from the EPA ECA regulations for three diesel-powered vessels used in the Alaska service that permits the continued use of these vessels burning higher sulfur content fuel for a limited time, subject to the installation and testing of an exhaust gas cleaning system (known as ‘scrubbers’) on such vessels.  The conditional waiver includes a schedule by which such installation and testing to be completed, with dates of installation ranging from the second half of 2015 to the end of 2016.

If we are not able to install the scrubbers by the applicable deadline, or we are otherwise unable to comply with our obligations under the conditional waiver, the conditional waiver may terminate.  Even if we are able to meet the requirements of the conditional waiver, there is no assurance that the scrubbers will be successful in reducing emissions and producing results that comply with the EPA ECA regulations.  In such situation, the Company would be required to operate these vessels utilizing low sulfur fuel, which could risk damaging the existing engines unless they are run at low speeds.  Lower speeds, however, could cause schedule delays or require us to operate additional vessels in Alaska and incur additional costs, which could have a material adverse effect on our business and results of operations.  Also, the operation of scrubbers involves the transportation of hazardous materials that in themselves create a risk.

The Company is subject to risks related to removal of the molasses tank farm and pier risers at Sand Island Terminal in Honolulu.

Pursuant to the Company’s settlement with the State of Hawaii to resolve all of the State’s claims arising from the discharge of molasses into the Honolulu Harbor in September 2013, the Company agreed to remove the molasses tank farm and pier risers at the Sand Island Terminal in Honolulu.  The Company hired an engineering consulting firm to develop plans to remove the items safely and developed a Spill Prevention and Response Plan.  Despite these precautions, molasses could be released into the environment during demolition activities.  This could lead to suspension of operations, third-party or governmental agency claims, disputes, legal or other proceedings, fines, penalties, natural resource damages, inquiries or investigations or other regulatory actions.  As a result, such event could have an adverse effect on the Company’s business.

The Company is subject to, and may in the future be subject to disputes, legal or other proceedings, and government inquiries or investigations that could have an adverse effect on the Company.

The nature of the Company’s business exposes it to the potential for disputes, legal or other proceedings, and government inquiries or investigations, relating to antitrust matters, labor and employment matters, personal injury and property damage, environmental and other matters, as discussed in the other risk factors disclosed in this section or in other Company filings with the SEC.  For example, Matson is a common carrier, whose tariffs, rates, rules and practices in dealing with its customers are governed by extensive and complex foreign, federal, state and local regulations, which may be the subject of disputes or administrative or judicial proceedings.  If these disputes develop into proceedings, these proceedings, individually or collectively, could involve or result in significant expenditures or losses by the Company, or result in significant changes to Matson’s tariffs, rates, rules and practices in dealing with its customers, all of which could have an adverse effect on the Company’s future operating results, including profitability, cash flows, and financial condition.

Repeal, substantial amendment, or waiver of the Jones Act or its application would have an adverse effect on the Company’s business.

If the Jones Act was to be repealed, substantially amended, or waived and, as a consequence, competitors were to enter the Hawaii or Alaska markets with lower operating costs by utilizing their ability to acquire and operate foreign-flag and foreign-built vessels, the Company’s business would be adversely affected.  In addition, the Company’s advantage as a U.S. citizen operator of Jones Act vessels could be eroded by periodic efforts and attempts by foreign interests to circumvent certain aspects of the Jones Act.  If maritime cabotage services were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, or if the restrictions contained in the Jones Act were otherwise altered, the shipping of cargo between covered U.S. ports could be opened to foreign-flag or foreign-built vessels.

Non-compliance with, or changes to, federal, state or local law or regulations, including passage of climate change legislation or regulation, may adversely affect the Company’s business.

The Company is subject to federal, state and local laws and regulations, including cabotage laws, government rate regulations, and environmental regulations including those relating to air quality initiatives at port locations, including but not limited to, the Oil Pollution Act of 1990, the Comprehensive Environmental Response Compensation & Liability Act of 1980, the Rivers and Harbors Act of 1899, the Clean Water Act, the Invasive Species Act and the Clean Air Act.  Continued compliance with these laws and regulations may result in additional costs and changes in operating procedures that may adversely affect the Company’s business.  Non-compliance with, or changes to, the laws and regulations governing the Company’s business could impose significant additional costs on the Company and adversely affect the Company’s financial condition and results of operations.  In addition, changes in environmental laws impacting the business, including passage of climate change legislation or other regulatory initiatives that restrict emissions of greenhouse gasses such as a “cap and trade” system of allowances and credits, if enacted, may require costly vessel modifications, the use of higher-priced fuel and changes in operating practices that may not be recoverable through increased payments from customers.  Further changes to these laws and regulations could adversely affect the Company.

Risks Related to Capital Structure

The Company’s business could be adversely affected if the Company were determined not to be a U.S. citizen under the Jones Act.

Certain provisions of the Company’s articles of incorporation protect the Company’s ability to maintain its status as a U.S. citizen under the Jones Act.  Although the Company is a U.S. citizen under the Jones Act, if non-U.S. citizens were able to defeat such articles of incorporation restrictions and own in the aggregate more than 25 percent of the Company’s common stock, the Company would no longer be considered as a U.S. citizen under the Jones Act.  Such an event could result in the Company’s ineligibility to engage in coastwise trade and the imposition of substantial penalties against it, including seizure or forfeiture of its vessels, which could have an adverse effect on the Company’s financial condition and results of operation.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Matson leases terminal facilities including office and storage space at the following locations:

Terminal Location	Acreage	Expiration Date
Honolulu, Hawaii	105	September 2018
West Oahu, Hawaii	7	June 2017
Tacoma, Washington	18	December 2015
Anchorage, Alaska	38	December 2015
Kodiak, Alaska	6	February 2020
Dutch Harbor, Alaska	18	December 2015
Polaris Point, Guam	30	June 2060

The Company is currently renewing leases that are past expiration date.  The Company’s other primary terminal facilities located at the Port of Seattle, Washington, and the Ports of Oakland and Long Beach, California, are leased by the Company’s terminal joint venture partner, SSAT.

The Company’s other significant office locations, warehouses and storage facilities are as follows:

Office and Other Location	Description of Facility	Square Footage
U.S. Locations
Honolulu, Hawaii	Corporate headquarters	16,444
Irving, Texas	Office	51,989
Oakland, California	Office	48,162
Phoenix, Arizona	Office	27,986
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Renton, Washington	Office	5,162
Atlanta, Georgia	Office	3,685
Akron, Ohio	Office	3,500
Tamuning, Guam	Office	3,500
Portland, Oregon	Office	3,203
Elizabeth, New Jersey	Office	1,844
Foreign Locations
Shanghai, China	Office	7,240
Auckland, New Zealand	Office	3,832
Hong Kong, China	Office	2,911
Ningbo, China	Office	2,103
Xiamen, China	Office	1,399
Shenzhen, China	Office	1,065
Warehouses and Storage Facility
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	400,000
Pooler, Georgia	Warehouse	324,832
Rancho Dominguez, California	Warehouse	141,000
Oakland, California	Warehouse	132,000
Onehunga, New Zealand	Warehouse	17,577
Alameda, California	Storage facility	53,785

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information:  Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  As of February 23, 2016, there were 2,413 shareholders of record of Matson common stock.  In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

Stockholder Return Performance Graph and Other Information:  The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2015.  The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

*          $100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

Trading volume averaged 240,996 shares a day in 2015, compared with 273,309 shares a day in 2014 and 228,479 shares a day in 2013.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange, and cash dividends paid per share of common stock, for each fiscal quarter during 2015 and 2014, were as follows:

	Dividends	Market Price
	Paid	High	Low	Close

2015

First Quarter	$0.17	$42.55	$32.41	$42.16
Second Quarter	$0.17	$43.84	$39.79	$42.04
Third Quarter	$0.18	$43.80	$35.03	$38.49
Fourth Quarter	$0.18	$53.18	$38.27	$42.63

2014

First Quarter	$0.16	$26.88	$22.50	$24.69
Second Quarter	$0.16	$26.91	$22.48	$26.84
Third Quarter	$0.17	$29.54	$25.02	$25.03
Fourth Quarter	$0.17	$36.73	$24.48	$34.52

Dividends:  The Company declared and paid the following dividends during 2015:

	Dividends	Shareholders of	Date
2015	Declared	Record Date	Paid
First Quarter	$0.17	February 12, 2015	March 5, 2015
Second Quarter	$0.17	May 7, 2015	June 4, 2015
Third Quarter	$0.18	August 6, 2015	September 3, 2015
Fourth Quarter	$0.18	November 5, 2015	December 3, 2015

Matson’s Board of Directors also declared a cash dividend of $0.18 per share for the first quarter 2016, payable on March 3, 2016 to shareholders of record on February 11, 2016.  Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases:  The following is a summary of the stock repurchased during the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Be Purchased Under the Plans or Programs
October 1 — 31, 2015	—	—	—	—
November 1 — 30, 2015	18,000	$51.77	18,000	2,982,000
December 1 — 31, 2015	112,000	$44.76	112,000	2,870,000
Total	130,000	$45.73	130,000

(1)       On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

The Company did not repurchase any of its common stock in 2014 or 2013.

Securities Issued under Equity Compensation Plans:  See the subsection captioned “Equity Compensation Plan Information” in Matson’s 2016 Proxy Statement for information regarding securities authorized for issuance under the Company’s equity compensation plans, which subsection is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The following  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts):

	2015	2014	2013	2012	2011
Operating Revenue:
Ocean Transportation	$1,498.0	$1,278.4	$1,229.4	$1,189.8	$1,076.2
Logistics	386.9	435.8	407.8	370.2	386.4
Total Operating Revenue	$1,884.9	$1,714.2	$1,637.2	$1,560.0	$1,462.6

Operating Income:
Ocean Transportation (1)	$187.8	$131.1	$94.3	$96.6	$73.7
Logistics	8.5	8.9	6.0	0.1	4.9
Total Operating Income	196.3	140.0	100.3	96.7	78.6
Interest expense	(18.5)	(17.3)	(14.4)	(11.7)	(7.7)

Income before Income Taxes	177.8	122.7	85.9	85.0	70.9
Income tax expense	(74.8)	(51.9)	(32.2)	(33.0)	(25.1)
Net Income from Continuing Operations	103.0	70.8	53.7	52.0	45.8
Loss From Discontinued Operations (net of income taxes)	—	—	—	(6.1)	(11.6)
Net Income	$103.0	$70.8	$53.7	$45.9	$34.2

Identifiable Assets:
Ocean Transportation (2)	$1,601.0	$1,313.9	$1,168.6	$1,097.2	$1,083.9
Logistics	68.8	87.9	79.7	77.1	76.4
Other (3)	—	—	—	—	1,384.0
Total Assets	$1,669.8	$1,401.8	$1,248.3	$1,174.3	$2,544.3

Capital Expenditure from Continuing Operations (4):
Ocean Transportation	$67.5	$27.8	$33.8	$37.0	$44.2
Logistics	0.3	0.1	1.4	1.1	3.0
Total Capital Expenditures	$67.8	$27.9	$35.2	$38.1	$47.2

Depreciation and Amortization from Continuing Operations:
Ocean Transportation	$81.4	$66.6	$66.4	$69.1	$68.4
Logistics	2.0	3.1	3.3	3.4	3.2
Total Depreciation and Amortization	$83.4	$69.7	$69.7	$72.5	$71.6

Earnings Per Share in Income from continuing operations:
Basic	$2.37	$1.65	$1.26	$1.23	$1.10
Diluted	$2.34	$1.63	$1.25	$1.22	$1.09
Earnings Per Share in Net Income:
Basic	$2.37	$1.65	$1.26	$1.09	$0.82
Diluted	$2.34	$1.63	$1.25	$1.08	$0.81

Cash dividends per share declared	$0.70	$0.66	$0.62	$0.93	$1.26

As of December 31:
Shareholders of record	2,406	2,509	2,607	2,729	2,923
Shares outstanding	43.5	43.2	42.8	42.6	41.7
Long-term debt — non-current	$407.9	$352.0	$273.6	$302.7	$180.1

(1)             The Ocean Transportation segment includes $16.5 million, $6.6 million, $(2.0) million, $3.2 million and $8.6 million of equity in income/(loss) from the Company’s terminal joint venture, SSAT, for 2015, 2014, 2013, 2012 and 2011, respectively.

(2)             The Ocean Transportation segment includes $66.4 million, $64.4 million, $57.6 million, $59.6 million and $56.5 million, related to the Company’s terminal joint venture equity investment in SSAT as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)             Other identifiable assets related to discontinued operations from the Company’s former parent company and the Company’s second China Long Beach Express Service (“CLX2”) of $1.4 billion as of December 31, 2011.

(4)             Excludes expenditures related to Matson’s acquisitions, which are classified as payments for acquisitions in Cash Flows used in Investing Activities from Continuing Operations within the Consolidated Statements of Cash Flows.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Websites (including Websites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2016 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s consolidated financial statements from year to year, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s consolidated financial statements.  MD&A is provided as a supplement to, and should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements in Item 8 of Part II below.  MD&A is presented in the following sections:

•                  Business Outlook

•                  Consolidated Results of Operations

•                  Analysis of Operating Revenue and Income by Segment

•                  Liquidity and Capital Resources

•                  Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Arrangements

•                  Critical Accounting Estimates

•                  Other Matters

BUSINESS OUTLOOK

The following is the Company’s fourth quarter 2015 discussion and 2016 Outlook:

In the fourth quarter 2015, the Hawaii trade experienced modest westbound market growth and, as expected, Matson achieved meaningful volume gains as it deployed additional vessels in response to a competitor’s service reconfiguration.  The Company believes that the Hawaii economy remains healthy and expects the continued progress of the construction cycle in urban Honolulu to generate modest volume growth.  As a result, for the full year 2016, the Company expects its Hawaii container volume to be moderately higher than 2015.

In the China trade, despite freight rates for other ocean carriers reaching historic lows, the Company achieved average freight rates that approximated the strong rates achieved in the fourth quarter 2014.  And, as expected, the Company’s China volume in the fourth quarter 2015 was moderately lower due to one fewer sailing, the absence of the extraordinarily high demand experienced in the fourth quarter 2014 during the U.S. West Coast labor disruptions, and market softness.  In 2016, international vessel overcapacity is expected to persist with vessel deliveries outpacing demand growth and putting continued pressure on international ocean carrier freight rates.  The Company expects its expedited service to continue to realize a sizable premium and maintain high vessel utilization in 2016, albeit at average freight rates that are significantly lower than 2015.

In Guam, economic activity in the fourth quarter 2015 was stable and the Company achieved modest volume growth as the expected launch of a new competitor’s bi-weekly U.S. flagged containership service to Guam was delayed until early 2016.  For the full year 2016, the Company expects to experience competitive volume losses to this new service.

In Alaska, volume for the fourth quarter 2015 was approximately 14,200 containers.  In 2016, the Company expects Alaska volume to be modestly lower than the total 67,300 containers carried by Horizon and Matson in 2015.  The Company intends to operate a base deployment of three containerships in Alaska and expects to complete the installation of exhaust gas scrubbers on those ships in 2016.  The Company’s integration of the Alaska operations is progressing well and is expected to be substantially complete by the end of the third quarter 2016.  Selling, general and administrative expenses related to the Horizon Acquisition are not expected to materially exceed the incremental run-rate target of $15.0 million per year in 2016.  Further, the Company continues to expect to achieve its earnings and cash flow accretion targets for the Horizon Acquisition by mid-2017.

The Company’s terminal joint venture, SSAT, continued to benefit from improved lift volume during the fourth quarter.  For the full year 2016, the Company expects SSAT to contribute profits modestly lower than the $16.5 million contributed in 2015, primarily due to the absence of factors related to the clearing of international cargo backlog in the first half of 2015 that resulted from the U.S. West Coast labor disruptions.

For the full year 2016, the Company expects that Ocean Transportation operating income to be modestly lower than the $187.8 million achieved in 2015.  In the first quarter 2016, the Company expects operating income to be approximately 25 percent lower than the first quarter 2015 level of $43.9 million.

Logistics: Volume declines in Logistics’ businesses extended into the fourth quarter 2015 and the Company achieved an operating income margin of 2.5 percent.  The Company expects 2016 operating income to modestly exceed the 2015 level of $8.5 million, driven by volume growth and continued expense control.

Interest Expense: The Company expects its interest expense in 2016 to be approximately $19.0 million.

Income Tax Expense: The Company expects its effective tax rate for the full year 2016 to be approximately 39.0 percent.

Capital Spending and Vessel Dry-docking: For the full year 2015, the Company made maintenance capital expenditures of $46.9 million, scheduled contract payments for its two vessels under construction of  $20.9 million, and dry-docking payments of $25.7 million.

For the full year 2016, the Company expects to make maintenance capital expenditures of approximately $65 million, scheduled new vessel construction progress payments of $67.2 million, and dry-docking payments of approximately $60 million.  For the full year 2016, the Company expects depreciation and amortization to total approximately $133 million compared to $105.8 million in 2015, inclusive of dry-docking amortization of approximately $35 million expected in 2016 and $23.1 million in 2015.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the consolidated financial statements in Item 8 of Part II below.

Consolidated Results: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2015	2014	Change
Operating revenue	$1,884.9	$1,714.2	10.0%
Operating costs and expenses	(1,688.6)	(1,574.2)	7.3%
Operating income	196.3	140.0	40.2%
Interest expense	(18.5)	(17.3)	6.9%
Income before income taxes	177.8	122.7	44.9%
Income tax expense	(74.8)	(51.9)	44.1%
Net income	$103.0	$70.8	45.5%
Basic earnings per share	$2.37	$1.65	43.6%
Diluted earnings per share	$2.34	$1.63	43.6%

Consolidated Operating Revenue for the year ended December 31, 2015 increased $170.7 million, or 10.0 percent, compared to the prior year.  This increase was due to an increase of $219.6 million for Ocean Transportation, partially offset by a decrease of $48.9 million for Logistics.

Operating Costs and Expenses for the year ended December 31, 2015 increased $114.4 million, or 7.3 percent, compared to the prior year.  The increase was due to an increase of $162.9 million for Ocean Transportation, partially offset by a decrease of $48.5 million for Logistics.

Operating Income during the year ended December 31, 2015 increased $56.3 million, or 40.2 percent, compared to the prior year.  The increase was due to an increase of $56.7 million for Ocean Transportation, partially offset by a decrease of $0.4 million for Logistics.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2015 was $74.8 million, or 42.1 percent, of income before income taxes, as compared to $51.9 million, or 42.3 percent of income before income taxes, in the prior year.

Net Income during the year ended December 31, 2015 increased $32.2 million, or 45.5 percent, compared to the prior year.

Consolidated Results: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions, except per share amounts)	2014	2013	Change
Operating revenue	$1,714.2	$1,637.2	4.7%
Operating costs and expenses	(1,574.2)	(1,536.9)	2.4%
Operating income	140.0	100.3	39.6%
Interest expense	(17.3)	(14.4)	20.1%
Income from continuing operations before income taxes	122.7	85.9	42.8%
Income tax expense	(51.9)	(32.2)	61.2%
Net income	$70.8	$53.7	31.8%
Basic earnings per share	$1.65	$1.26	31.0%
Diluted earnings per share	$1.63	$1.25	30.4%

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

Operating Income during the year ended December 31, 2014 increased $39.7 million, or 39.6 percent, compared to the prior year.  The increase was due to increases of $36.8 million and $2.9 million for Ocean Transportation and Logistics, respectively.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Income Tax Expense during the year ended December 31, 2014 was $51.9 million, or 42.3 percent of income before income taxes, as compared to $32.2 million, or 37.5 percent of income before income taxes, in the prior year.  The increase in income tax rate was principally due to a non-cash valuation allowance recorded against deferred tax assets related to foreign operations, and non-deductible charges related to the Horizon Acquisition, partially offset by the release of uncertain tax positions.

Net Income during the year ended December 31, 2014 increased $17.1 million, or 31.8 percent, compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Reportable Segments is included in Part II Item 6 and Note 15 to the consolidated financial statements in Item 8 of Part II below.  The following information should be read in relation to the information contained in those sections.

Ocean Transportation: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$1,498.0	$1,278.4	17.2%
Operating costs and expenses	(1,310.2)	(1,147.3)	14.2%
Operating income	$187.8	$131.1	43.2%
Operating income margin	12.5%	10.3%

Volume (Units) (1)
Hawaii containers	149,500	138,300	8.1%
Hawaii automobiles	70,000	70,600	(0.8)%
Alaska containers (2)	39,100	—	—
China containers	59,200	62,000	(4.5)%
Guam containers	24,200	24,600	(1.6)%
Micronesia/South Pacific Containers	14,000	14,800	(5.4)%

(1)             Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)             Alaska container volume represents operations from the date of Horizon Acquisition on May 29, 2015.

Ocean Transportation revenue increased $219.6 million, or 17.2 percent, during the year ended December 31, 2015 compared with the year ended December 31, 2014.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska operations, higher container volume and yield in Hawaii, and higher freight rates in the Company’s China service, partially offset by lower fuel surcharge revenue and lower volume in the South Pacific and China.

Alaska volume included in the Company results reflects operations from May 29, 2015.  On a year over year basis, Hawaii container volume increased by 8.1 percent primarily due to volume gains resulting from a competitor’s service reconfiguration, and modest market growth; China volume was 4.5 percent lower due to one fewer sailing, the absence of the extraordinarily high demand experienced in the fourth quarter 2014 during the U.S. West Coast labor disruptions, and market softness in the fourth quarter 2015; Guam volume declined by 1.6 percent due to the timing of select shipments; and Hawaii automobile volume was essentially flat.

Ocean Transportation operating income increased $56.7 million during the year ended December 31, 2015 compared with the year ended December 31, 2014.  The increase was primarily due to higher freight rates in China, container volume and yield improvements in Hawaii, the inclusion of operating results for the Alaska trade, and improved results at SSAT.  Partially offsetting these favorable operating income items were additional selling, general and administrative expenses primarily due to the Horizon Acquisition, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade, higher terminal handling expenses, lower China container volume, and costs related to the Company’s settlement with the State of Hawaii (the “Molasses Settlement”).

The Company’s SSAT terminal joint venture investment contributed $16.5 million during the year ended December 31, 2015, compared to a $6.6 million contribution in the year ended December 31, 2014.  The increase was primarily attributable to the clearing of international carrier cargo backlog and improved lift volume.

Ocean Transportation: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions)	2014	2013	Change
Ocean Transportation revenue	$1,278.4	$1,229.4	4.0%
Operating costs and expenses	(1,147.3)	(1,135.1)	1.1%
Operating income	$131.1	$94.3	39.0%
Operating income margin	10.3%	7.7%

Volume (Units) (1)
Hawaii containers	138,300	138,500	(0.1)%
Hawaii automobiles	70,600	81,500	(13.4)%
China containers	62,000	61,300	1.1%
Guam containers	24,600	24,100	2.1%
Micronesia/South Pacific Containers	14,800	12,800	15.6%

(1)             Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

Ocean Transportation revenue increased $49.0 million, or 4.0 percent during the year ended December 31, 2014 compared to the prior year.  This increase was due partially to higher freight yields across major trade lanes, higher fuel surcharge revenue, and increased volume in the South Pacific, partially offset by lower automobile volume.

During the year ended December 31, 2014, container volumes in Hawaii and China were relatively flat; Guam volume increased modestly due to timing of shipments; and Micronesia/South Pacific volume increased 15.6 percent reflecting a full year of operations and service reconfiguration in the South Pacific.  Hawaii automobile volume decreased 13.4 percent partially due to certain customer losses.

Ocean Transportation operating income increased $36.8 million, or 39.0 percent during the year ended December 31, 2014.  The increase was partially due to higher freight yields across major trade lanes, the timing of fuel surcharge collections, lower outside transportation costs, and improved results at the Company’s terminal joint venture, SSAT, partially offset by higher terminal handling expenses and higher general and administrative expenses some of which were attributable to the Company’s then-pending Horizon Acquisition.  In addition, the fourth quarter 2013 was negatively impacted by a $9.95 million litigation charge.  In 2014, the Company incurred $4.6 million in penalties, legal and other expenses related to the molasses released into Honolulu Harbor in September 2013 compared to $3.0 million in 2013.

The Company’s terminal joint venture, SSAT, contributed $6.6 million during the year ended December 31, 2014, compared to a $2.0 million loss in 2013.  The increase was partially attributable to increased lift volume and the absence of transition costs related to the Oakland terminal expansion in 2013.

Logistics: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions)	2015	2014	Change
Intermodal revenue	$209.0	$243.5	(14.2)%
Highway revenue	177.9	192.3	(7.5)%
Total Logistics Revenue	386.9	435.8	(11.2)%
Operating costs and expenses	(378.4)	(426.9)	(11.4)%
Operating income	$8.5	$8.9	(4.5)%
Operating income margin	2.2%	2.0%

Logistics revenue decreased $48.9 million, or 11.2 percent, during the year ended December 31, 2015 compared to the year ended December 31, 2014.  This decrease was primarily the result of lower intermodal and highway volume and lower fuel surcharge revenue, partially offset by favorable changes in business mix and increased warehouse revenue.

Logistics operating income decreased $0.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014.  The decrease was primarily due to lower intermodal and highway volume, partially offset by warehouse operating improvements and improved yield.

Logistics: 2014 compared with 2013:

	Years Ended December 31,
(dollars in millions)	2014	2013	Change
Intermodal revenue	$243.5	$244.2	(0.3)%
Highway revenue	192.3	163.6	17.5%
Total Logistics Revenue	435.8	407.8	6.9%
Operating costs and expenses	(426.9)	(401.8)	6.2%
Operating income	$8.9	$6.0	48.3%
Operating income margin	2.0%	1.5%

Logistics revenue increased $28.0 million, or 6.9 percent, during the year ended December 31, 2014 compared to 2013.  This increase was partially due to higher highway and international intermodal volume, partially offset by lower domestic intermodal volume.

Logistics operating income increased $2.9 million during the year ended December 31, 2014 compared to 2013.  The increase was partially due to increased highway yield and volume, warehouse operating improvements, and a favorable litigation settlement, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary source of liquidity is cash flows generated by the Company’s operations.  Changes in the cash and cash equivalents are as follows:

	As of December 31,
				Change
Cash Flow Information (in millions)	2015	2014	2013	2015-2014	2014-2013
Net cash provided by operating activities	$245.3	$165.7	$195.7	$79.6	$(30.0)
Net cash used in investing activities	(63.8)	(50.5)	(40.0)	(13.3)	(10.5)
Net cash (used in) provided by financing activities	(449.4)	63.7	(61.1)	(513.1)	124.8
Net (decrease) increase in cash and cash equivalents	(267.9)	178.9	94.6	(446.8)	84.3
Cash and cash equivalents, beginning of the period	293.4	114.5	19.9	178.9	94.6
Cash and cash equivalents, end of the period	$25.5	$293.4	$114.5	$(267.9)	$178.9

Net cash provided by operating activities:

	Change
(dollars in millions)	2015 to 2014	2014 to 2013
Increase in net income from operations	$32.2	$17.1
Increase (decrease) from adjustments for non-cash related charges, net	69.9	(72.2)
Distributions from related party Terminal Joint Venture	14.0	—
Change in accounts receivable	28.8	(7.7)
Change in prepaid expenses and other assets	(30.5)	29.1
Change in accounts payable and accrued liabilities	(22.9)	11.3
Increase in deferred dry-docking payments	(11.6)	(0.1)
Change in other liabilities	(0.3)	(7.5)
Total	$79.6	$(30.0)

Changes in accounts receivable, prepaid expenses and other assets, and accounts payable and accrued liabilities in 2015 compared to 2014 are partially due to the impact of the Horizon Acquisition and Alaska service activities, and also related to the timing of collections and payments.  Increase in deferred dry-docking payments in 2015 compared to 2014 was partially due to the dry docking of additional vessels acquired as part of the Horizon Acquisition.

Net decrease in income from operations in 2014 compared to 2013 resulted from non-cash adjustments related charges is partially due to a decrease in deferred income taxes of $54.8 million as a result of decreased cash contributions into the CCF (see Note 7 to the consolidated financial statements in Item 8 of Part II below for additional information on the CCF).  Changes in account receivables in 2014 compared to 2013 are as a result of increased operating revenues in 2014.  Prepaid expenses and other assets decreased due to lower prepaid fuel and a reduction in income tax receivable.

Net cash used in investing activities:

	Change
(dollars in millions)	2015 to 2014	2014 to 2013
(Increase) decrease in capital expenditures	$(39.9)	$7.3
Increase in cash deposits into CCF	(46.0)	(27.5)
Increase in cash withdrawals from CCF	101.0	—
Payments for Horizon Acquisition and other acquisitions	(29.0)	9.3
Increase in proceeds from disposal of property and equipment	0.6	0.4
Total	$(13.3)	$(10.5)

Capital expenditures increased from $27.9 million in 2014 to $67.8 million in 2015.  The increase was partially due to the installation of new scrubbers on one vessel acquired as part of the Horizon Acquisition, progress payments related to the construction of two new vessels, and increased capital expenditures on other vessels.  In 2015, the Company increased its cash deposits into the CCF due to expected future qualified withdrawals to be made from the CCF as a result of the Horizon Acquisition and new vessel progress payments.  The increase in cash withdrawals from the CCF related to vessels acquired as part of the Horizon Acquisition that were processed through the CCF for income tax purposes as qualifying withdrawals (see Note 7 to the consolidated financial statements in Item 8 of Part II below for additional information on the CCF).  In 2015, the Company paid $29.0 million in cash, net of cash received to acquire the common stock of Horizon (see Note 3 to the consolidated financial statements in Item 8 of Part II below).

Capital expenditures decreased from $35.2 million in 2013 to $27.9 million in 2014.  The decrease was primarily due to the timing of vessel related capital expenditures.  There were no acquisition related payments in 2014, as compared to payments of $9.3 million paid in 2013.

Net cash used in financing activities:

	Change
(dollars in millions)	2015 to 2014	2014 to 2013
Payments of Horizon debt and redemption of warrants	$(466.0)	$—
(Decrease) increase in proceeds received from issuance of debt	(25.0)	79.0
(Increase) decrease in repayments of debt and capital leases	(9.5)	34.1
Change in borrowings under revolving credit facility, net	—	11.0
Stock repurchase payments	(4.9)	—
(Decrease) increase in proceeds received from issuance of capital stock	(3.6)	4.1
Increase in other payments, net	(4.1)	(3.4)
Total	$(513.1)	$124.8

In 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants related to the Horizon Acquisition (see Note 3 to the consolidated financial statements in Item 8 of Part II below).  In 2015, the Company received $75.0 million of proceeds from the issuance of notes, compared to $100.0 million received in 2014.  Repayment of debt and capital leases increased in 2015 as a result of increased borrowings and the timing of debt repayments.  In 2015, the Company paid $4.9 million in share repurchases.  There was no share repurchases in 2014 or 2013.

Net cash provided by financing activities increased from $(61.1) million in 2013 to $63.7 million in 2014 partially due to the issuance of $100 million of 30-year senior unsecured notes in 2014 compared to $21.0 million in 2013, and the reduction of debt and capital lease repayments in 2014 compared to 2013.  The change in borrowings under the revolver credit facility was partially due to reduced repayments of credit facility borrowings.

Other Sources of Liquidity:

Cash flows provided by operating activities are the Company’s primary source of liquidity.  Additional sources of liquidity available to the Company at December 31, 2015 and 2014 are as follows:

	As of December 31,
Sources of Liquidity (in millions)	2015	2014	Change
Cash and cash equivalents (1)	$25.5	$293.4	$(267.9)
Accounts receivable, net (2)	214.3	197.6	16.7
Capital Construction Fund deposits (3)	—	27.5	(27.5)

(1)             The decrease in cash and cash equivalents was due partially due to the Horizon Acquisition related payments of $495.4 million (see Note 3 to the consolidated financial statements in Item 8 of Part II below for additional information related to the Horizon Acquisition), partially offset by net proceeds from debt of $75.0 million.

(2)             The increase in accounts receivable was partially due to account receivables related to the Alaska service that was acquired in 2015 as part of the Horizon Acquisition, and increased revenue during 2015.

(3)             The decrease in cash on deposit in the CCF deposits relates to progress payments made for the Jones Act vessels acquired as part of the Horizon Acquisition (see Note 7 to the consolidated financial statements in Item 8 of Part II below for additional information on the CCF).

The Company had working capital of $(19.7) million at December 31, 2015, compared to $296.0 million at December 31, 2014.  As of December 31, 2015, the Company had $389.0 million of availability under the revolving credit facility (see Note 8 to the consolidated financial statements in Item 8 of Part II below for additional information about debt).

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2015, the Company had the following estimated contractual obligations (in millions):

		Payment Due By Period
Contractual Obligations	2016	2017 - 2018	2019 - 2020	Thereafter	Total
Capital expenditure obligations (1)	$87.9	$313.5	$7.5	$—	$408.9
Total debt obligations (2)	22.0	61.6	60.0	286.3	429.9
Estimated interest on debt (3)	18.4	33.4	27.9	81.3	161.0
Purchase obligations (4)	12.1	—	—	—	12.1
Qualified defined benefit pension obligations (5)	11.7	24.6	26.0	70.5	132.8
Non-qualified pension obligations (6)	1.2	1.3	0.6	2.0	5.1
Post-retirement benefit obligations (7)	2.5	5.3	5.7	15.9	29.4
Multi-employer withdrawal liability (8)	4.1	8.3	8.3	52.1	72.8
Operating lease obligations (9)	32.3	43.3	25.4	28.9	129.9
Total	$192.2	$491.3	$161.4	$537.0	$1,381.9

(1)             Capital expenditure obligations includes: (i) contractual project payments related to the construction of two new vessels; (ii) installation of scrubbers on two vessels; and (iii) other dry-docking related obligations.

(2)             Total debt obligations include principal repayments of outstanding debt and capital leases (see Note 8 to the consolidated financial statements in Item 8 of Part II below for additional information about debt).  All of the Company’s outstanding debt is at fixed rate.

(3)             Estimated cash payments for interest on debt is determined based on the stated interest rate for fixed debt.

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

(5)             Qualified defined benefit pension benefit obligations include estimated payments for the next ten years.  The $70.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2021 through 2025 (see Note 11 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s qualified defined benefit pension plans).

(6)             Non-qualified pension obligations include estimated payments to executives and directors under the Company’s four non-qualified plans for the next ten years.  The $2.0 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2021 through 2025 (see Note 11 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s non-qualified pension plans).

(7)             Post-retirement benefit obligations include estimated payments to medical service providers in connection with providing benefits to the Company’s employees and retirees for the next ten years.  The $15.9 million noted in the column labeled “Thereafter” comprises estimated post-retirement benefit payments for 2021 through 2025 (see Note 11 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s post-retirement benefit obligations).

(8)             Multi-employer withdrawal liability relates to mass withdrawal from the multi-employer ILA-PRSSA (see Note 12 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s multi-employer withdrawal liability).

(9)             Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancellable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company (see Note 9 to the consolidated financial statements in Item 8 of Part II below, for additional information about the Company’s leases).

Estimated timing and amount of payments related to uncertain tax position liabilities of $22.1 million as of December 31, 2015, are excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

Capital Spending and Vessel Dry-docking: For the full year 2016, the Company expects to make maintenance capital expenditures of approximately $65 million, and deferred dry-docking payments of approximately $60 million.

A description of commitments and contingencies (including benefit plan withdrawal obligations for multi-employer pension plans in which the Company is a participant) is set forth in Note 14 to the consolidated financial statements in Item 8 of Part II below, and is incorporated herein by reference.

The Company is not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results in operations or cash flows that are material.

Other Matters:

Matson’s Board of Directors also declared a cash dividend of $0.18 per share for the first quarter 2016, payable on March 3, 2016 to shareholders of record on February 11, 2016.

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

Business Combinations:  The Company accounts for acquired businesses when it obtains control of the business using the acquisition method of accounting.  Assets acquired and liabilities assumed are recorded based upon the estimated fair value as of the acquisition date.  Estimated fair values are generally determined using a market-based income approach which determines the estimated price that would be paid by a third party market participant based upon the  highest and best use of the assets acquired or liabilities assumed.  The determination of the fair value of assets acquired and liabilities assumed requires significant judgment and estimates.  In making such judgements and estimates, the Company utilizes inputs from various independent third-party valuation specialists, industry experts and other sources.  Any excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed is recorded as goodwill.  Acquisition-related expenses and related restructuring costs are expensed as incurred.  During 2015, the Company acquired the business of Horizon.  A detailed discussion of the Company’s Horizon Acquisition is contained in Note 3, “Business Combination” to the consolidated financial statements included in Item 8 of Part II below.

Impairment of Terminal Joint Venture Investments:  The Company’s investment in its Terminal Joint Venture, a related party, is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal Joint Venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2015, 2014, and 2013.

Impairment of Long-Lived Assets, Finite-Lived Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, including finite-lived intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  During 2015, the Company changed the measurement date of its annual impairment tests from November 30 to October 1.  The change was applied prospectively and did not have any impact on the Company’s impairment tests for the year.  The change was made to better align the date of the impairment analysis with the preparation of the Company’s financial quarterly cash flow model.  The change, if applied retrospective, would not have had any impact on the Company’s impairment analysis for prior periods presented.  The Company’s long-lived assets, including finite-lived intangible assets are grouped at the Ocean Transportation and Logistics asset group level, which represents the lowest level for which identifiable cash flows are available.

Long-lived Assets:  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels to be recycled from its recorded net book value to its estimated fair value of zero.  The impairment expense is included in operating costs in the Consolidated Statements of Income and Comprehensive Income.  No impairment charges were recorded for the years ended December 31, 2014, and 2013.

Additional information about Matson’s vessels included in property and equipment as of December 31, 2015 is as follows (in millions):

Vessel Name (2)	Purchase Date	Cost	Net Book Value
MAUNALEI	September 2006	$158.8	$110.3
MANULANI	June 2005	153.3	100.4
MAUNAWILI	September 2004	105.1	67.1
MANUKAI	September 2003	108.3	66.0
R.J. PFEIFFER	August 1992	163.6	42.1
HORIZON TACOMA (1)	May 2015	40.0	37.8
MATSON KODIAK (1)	May 2015	40.0	37.7
HORIZON ANCHORAGE (1)	May 2015	40.0	37.7
MOKIHANA	January 1996	101.8	26.7
MANOA	January 1996	67.7	16.0
MAHIMAHI	January 1996	65.2	15.5
KAUAI	September 1980	93.7	13.8
HORIZON CONSUMER (1)	May 2015	10.0	8.9
MAUI	June 1978	80.7	7.7
WAIALEALE	November 1991	11.4	2.8
OLOMANA	January 2013	3.1	1.9
MATSONIA	October 1987	95.7	1.8
LIHUE	January 1996	7.8	1.5
MAUNA KEA	August 1988	10.2	1.1
HALEAKALA	December 1984	15.3	0.2
MAUNA LOA	December 1984	12.9	0.2
MATSON NAVIGATOR (1)	May 2015	0.2	0.2
MATSON PRODUCER (1)	May 2015	—	—
Total		$1,384.8	$597.4

(1) Vessels acquired as part of the Horizon Acquisition, recorded at fair value on May 29, 2015.

(2) Excludes inactive vessels to be recycled, with no net book value.

Finite-Lived Intangible Assets and Goodwill:  The Company’s intangible assets include goodwill and customer relationships. In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows. When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions. Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill and intangible assets for impairment and determined that the fair value of each reporting unit substantially exceeds book value. No impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred Dry-docking Costs:  The Company’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements. These standards require that the Company’s vessels undergo two dry-docking inspections within a five-year period. However, the majority of the Company’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program. The UWILD program allows eligible vessels to have their intermediate dry-docking requirement met with far less costly underwater inspection.

The Company operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry-docking inspections every five years.  The dry-dockings of the Company’s time chartered vessels are the responsibility of the vessels’ owners.

As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulated scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Amortized amounts are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.

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

A detailed discussion of significant litigation matters is contained in Note 14 to the consolidated financial statements included in Item 8 of Part II below.

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

Additional information about the Company’s benefit plans and assumptions used is included in Note 11 to the consolidated financial statements in Item 8 of Part II below.

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

Related to the Horizon Acquisition (See Note 3 to the consolidated financial statements in Item 8 of Part II below), the Company recorded a valuation allowance of $6.9 million against the portions of Horizon’s State net operating loss deferred tax assets that the Company determined may not be realized in future periods.  The Company recorded a valuation allowance against deferred tax assets related to accumulated operating losses of a foreign subsidiary of $6.4 million at December 31, 2015, that the Company determined may not be realized in future periods.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

OTHER MATTERS

New Accounting Pronouncements:  See Note 2 to the consolidated financial statements in Item 8 of Part II below for additional information new accounting pronouncements adopted by the Company during 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Matson is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility.  In order to manage its exposure to changes in interest rates, Matson utilizes a balanced mix of both fixed-rate and variable-rate debt.  The nature and amount of Matson’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors.  Matson’s fixed-rate debt was $429.9 million as of December 31, 2015 and Matson did not have any variable rate debt outstanding as of that date.

Other than in certain events of default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  Additional information about the Company’s debt is included in Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation under the Liquidity and Capital Resources section above.

From time to time, Matson may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under Matson’s Cash Investment Policy.  These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.  The Company did not have any amounts on deposit in money market funds as of December 31, 2015.

Through its Capital Construction Fund, the Company may, from time to time, invest in money market funds or other eligible investments.  The Company did not have any cash deposits in the CCF at December 31, 2015.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2015, did not include the internal controls of Horizon, Inc. (“Horizon”) because it was acquired by the Company in a business combination on May 29, 2015 (see Note 3).  Horizon’s total assets, operating revenues and net loss before taxes represented approximately 32.7 percent, 9.5 percent, and 2.6 percent, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2015.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 26, 2016	February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Matson, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015.  We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Horizon, Inc. and subsidiaries (“Horizon”), which was acquired on May 29, 2015 and whose consolidated financial statements constitute 32.7 percent, 9.5 percent and 2.6 percent of total assets, operating revenues, and net loss before taxes, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2015.  Accordingly, our audit did not include the internal control over financial reporting at Horizon.  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matson, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for deferred income taxes in 2015 due to the adoption of ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes”.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 26, 2016

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per-share amounts)

	Years Ended December 31,
	2015	2014	2013
Operating Revenue:
Ocean Transportation	$1,498.0	$1,278.4	$1,229.4
Logistics	386.9	435.8	407.8
Total Operating Revenue	1,884.9	1,714.2	1,637.2

Costs and Expenses:
Operating costs	1,510.1	1,433.5	1,402.3
Equity in (income) loss of related party Terminal Joint Venture	(16.5)	(6.6)	2.0
Selling, general and administrative	195.0	147.3	132.6
Total Costs and Expenses	1,688.6	1,574.2	1,536.9

Operating Income	196.3	140.0	100.3
Interest expense	(18.5)	(17.3)	(14.4)
Income before Income Taxes	177.8	122.7	85.9
Income tax expense	(74.8)	(51.9)	(32.2)
Net Income	$103.0	70.8	53.7

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$103.0	$70.8	$53.7
Other Comprehensive Income (Loss):
Net gain (loss) in prior service cost	5.1	(31.4)	18.7
Amortization of prior service cost included in net periodic pension cost	(1.3)	(1.3)	(1.3)
Amortization of net loss included in net periodic pension cost	1.8	2.5	4.7
Foreign currency translation adjustment	0.7	0.4	(0.1)
Other comprehensive income	0.1	—	—
Total Other Comprehensive (Loss) Income	6.4	(29.8)	22.0
Comprehensive Income	$109.4	$41.0	$75.7

Basic Earnings Per Share:	$2.37	$1.65	$1.26
Diluted Earnings Per Share:	$2.34	$1.63	$1.25

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0	42.7
Diluted	44.0	43.4	43.1

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$25.5	$293.4
Accounts receivable, net	214.3	197.6
Deferred income taxes	—	8.0
Prepaid expenses and other assets	38.1	20.5
Total current assets	277.9	519.5
Long-term Assets:
Investment in related party Terminal Joint Venture	66.4	64.4
Property and equipment, net	860.3	691.2
Goodwill	241.6	27.4
Intangible assets, net	139.1	2.5
Capital Construction Fund - cash on deposit	—	27.5
Deferred dry-docking costs	57.6	47.5
Other long-term assets	26.9	21.8
Total assets	$1,669.8	$1,401.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$22.0	$21.6
Accounts payable	164.9	133.2
Payroll and vacation benefits	23.1	17.3
Uninsured liabilities	27.1	24.5
Accrued and other liabilities	60.5	26.9
Total current liabilities	297.6	223.5
Long-term Liabilities:
Long-term debt	407.9	352.0
Deferred income taxes	310.5	308.4
Employee benefit plans	109.3	118.6
Uninsured and other liabilities	37.7	35.5
Multi-employer withdrawal liabilities	56.2	—
Total long-term liabilities	921.6	814.5
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Capital stock — common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 43.5 million shares in 2015 and 43.2 million shares in 2014	32.6	32.4
Additional paid in capital	287.9	274.9
Accumulated other comprehensive loss	(46.9)	(53.3)
Retained earnings	177.0	109.8
Total shareholders’ equity	450.6	363.8
Total liabilities and shareholders’ equity	$1,669.8	$1,401.8

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$103.0	$70.8	$53.7
Reconciling adjustments:
Depreciation and amortization	83.4	69.7	69.7
Deferred income taxes	50.7	2.7	57.5
Loss (gain) on disposal of property	1.2	(1.5)	0.2
Post-retirement expense (income)	2.0	(5.9)	1.6
Share-based compensation expense	12.2	8.7	5.9
Equity in (income) loss of related party Terminal Joint Venture	(16.5)	(6.6)	2.0
Distributions from Terminal Joint Venture	14.0	—	—
Tax benefit from equity issuance	2.6	0.8	1.8
Excess tax benefit from stock-based compensation	(0.9)	(1.1)	(0.6)
Changes in assets and liabilities:
Accounts receivable	13.5	(15.3)	(7.6)
Deferred dry-docking payments	(25.7)	(14.1)	(14.0)
Deferred dry-docking amortization	23.1	21.1	22.0
Prepaid expenses and other assets	(13.2)	17.3	(11.8)
Accounts payable and accrued liabilities	(9.4)	13.5	2.2
Other liabilities	5.3	5.6	13.1
Net cash provided by operating activities	245.3	165.7	195.7

Cash Flows From Investing Activities:
Capital expenditures	(67.8)	(27.9)	(35.2)
Proceeds from disposal of property and equipment	5.5	4.9	4.5
Cash deposits into Capital Construction Fund	(77.9)	(31.9)	(4.4)
Withdrawals from Capital Construction Fund	105.4	4.4	4.4
Payments for Horizon’s common stock, net of cash acquired, and other acquisitions	(29.0)	—	(9.3)
Net cash used in investing activities	(63.8)	(50.5)	(40.0)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	75.0	100.0	21.0
Excess tax benefit from stock-based compensation	0.9	1.1	0.6
Payments of debt	(20.5)	(11.4)	(45.4)
Payment of capital leases	(1.5)	(1.1)	(1.2)
Proceeds from revolving credit facility	588.0	—	—
Payments of revolving credit facility	(588.0)	—	(11.0)
Payment of financing costs	(0.9)	—	—
Proceeds from issuance of capital stock	2.2	5.8	1.7
Tax withholding related to net share settlements of restricted stock units	(2.9)	(2.0)	—
Dividends paid	(30.8)	(28.7)	(26.8)
Shares repurchased	(4.9)	—	—
Payments of Horizon debt and redemption of warrants, net	(466.0)	—	—
Net cash (used in) provided by financing activities	(449.4)	63.7	(61.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(267.9)	178.9	94.6
Cash and cash equivalents, beginning of the year	293.4	114.5	19.9
Cash and cash equivalents, end of the year	$25.5	$293.4	$114.5

Supplemental Cash Flow Information:
Interest paid	$17.7	$15.2	$13.8
Income tax paid (refund)	$40.0	$30.2	$(3.4)

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$13.5	$1.6	$2.1
Capital lease obligations	$1.8	$—	$2.9

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2015

(In millions, except per-share amounts)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2012	42.6	$31.9	$252.7	$(45.5)	$40.8	$279.9
Net income	—	—	—	—	53.7	53.7
Other comprehensive income, net of tax	—	—	—	22.0	—	22.0
Excess tax benefit and share withholding	—	—	1.8	—	—	1.8
Share-based compensation	—	—	5.9	—	—	5.9
Shares issued	0.2	0.2	1.5	—	—	1.7
Dividends ($0.62 per share)	—	—	—	—	(26.8)	(26.8)
Balance at December 31, 2013	42.8	32.1	261.9	(23.5)	67.7	338.2
Net income	—	—	—	—	70.8	70.8
Other comprehensive loss, net of tax	—	—	—	(29.8)	—	(29.8)
Excess tax benefit and share withholding	—	—	0.8	—	—	0.8
Share-based compensation	—	—	8.7	—	—	8.7
Shares issued	0.4	0.3	3.5	—	—	3.8
Dividends ($0.66 per share)	—	—	—	—	(28.7)	(28.7)
Balance at December 31, 2014	43.2	32.4	274.9	(53.3)	109.8	363.8
Net income	—	—	—	—	103.0	103.0
Other comprehensive income, net of tax	—	—	—	6.4	—	6.4
Excess tax benefit and share withholding	—	—	2.6	—	—	2.6
Share-based compensation	—	—	12.2	—	—	12.2
Shares issued	0.4	0.3	(1.0)	—	—	(0.7)
Shares repurchased	(0.1)	(0.1)	(0.8)	—	(5.0)	(5.9)
Dividends ($0.70 per share)	—	—	—	—	(30.8)	(30.8)
Balance at December 31, 2015	43.5	$32.6	$287.9	$(46.9)	$177.0	$450.6

See notes to consolidated financial statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2015, see Note 15).

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the domestic economies of Hawaii, Alaska, and Guam, and to other island economies in Micronesia and in the South Pacific.  MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaii islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak, Dutch Harbor and Akutan.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”) through a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at three of those facilities.  Matson records its share of income in the joint venture in operating expenses within the Ocean Transportation segment due to the nature of SSAT’s operations.

Horizon Acquisition:  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  For additional information on this Horizon Acquisition, see Note 3 to the consolidated financial statements in Item 8 of Part II below.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics” or “Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Highway”); supply chain management, and warehousing and distribution services.

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

Fiscal Year:  The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing whose period closed on December 31.  There were 52 weeks included in the MatNav 2015, 2014, and 2013 fiscal years.

Foreign Currency Transactions:  The United States (U.S.) dollar is the functional currency for substantially all of the financial statements of the Company’s foreign subsidiaries.  Foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates.  Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of Accumulated Other Comprehensive Loss within shareholders’ equity.  The Company translates the result of operations of its foreign subsidiaries at the average exchange rate during the respective periods.  Gains and losses resulting from foreign currency transactions are included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income.

Use of Estimates:  The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported.  Estimates and assumptions are used for, but not limited to: impairment of investments, long-lived vessel and equipment impairment, allowance for doubtful accounts, goodwill and other finite-lived intangible assets impairment, legal contingencies, uninsured liabilities, accruals for removal of tank farm, pension and post-retirement estimates, multi-employer withdrawal liabilities, and income taxes.  Future results could be materially affected if actual results differ from these estimates and assumptions.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $13.8 million and $18.9 million at December 31, 2015 and 2014, respectively, and are reflected as current liabilities in the consolidated balance sheets.

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents.  The Company uses Level 2 inputs for its accounts receivable, and debt.  The fair values of cash and cash equivalents, accounts receivable, and short-term debt approximate their carrying values due to the short-term nature of the instruments.  The fair value of the Company’s long-term debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements (in millions).

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	December 31, 2015	Fair Value Measurements at December 31, 2015
Cash and cash equivalents	$25.5	$25.5	$25.5	$—	$—
Accounts receivable, net	214.3	214.3	—	214.3	—
Fixed rate debt	429.9	443.8	—	443.8	—

	December 31, 2014	Fair Value Measurements at December 31, 2014
Cash and cash equivalents	$293.4	$293.4	$293.4	$—	$—
Accounts receivable, net	197.6	197.6	—	197.6	—
Fixed rate debt	373.6	395.7	—	395.7	—

Accounts Receivable:  Accounts receivable are shown net of allowance for doubtful accounts in the consolidated balance sheets.  At December 31, 2015, and December 31, 2014, the Company had assigned $176.6 million and $150.7 million of eligible accounts receivable, respectively, to the Capital Construction Fund (see Note 7).

Allowance for Doubtful Accounts:  Allowances for doubtful accounts receivable are established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and potential risks to collection, payment history and other factors which are regularly monitored by the Company.  The changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2015 were as follows (in millions):

Year	Balance at Beginning of Year	Expense (1)	Write-offs and Other	Balance at End of Year
2015	$5.0	$2.0	$(0.4)	$6.6
2014	4.1	1.8	(0.9)	5.0
2013	4.7	0.6	(1.2)	4.1

(1) 2015 expense includes allowances for Alaska service related accounts receivable.

Prepaid and Other Assets:  Prepaid expenses and other assets consist of the following at December 31, 2015 and 2014 (in millions):

	As of December 31,
Prepaid expenses and other assets	2015	2014
Prepaid fuel	$9.3	$11.0
Insurance	4.9	2.9
Income tax receivables	15.1	—
Other	8.8	6.6
Total	$38.1	$20.5

Impairment of Terminal Joint Venture Investment:  The Company’s investment in its Terminal Joint Venture, a related party, is reviewed for impairment annually, or whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal Joint Venture, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its related party Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2015, 2014, and 2013.

Property and Equipment:  Property and equipment are stated at cost.  Certain costs incurred in the development of internal-use software are capitalized.  Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	20 years
Terminal facilities	35 years

Deferred Dry-docking Costs:  The Company’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements.  These standards require that the Company’s vessels undergo two dry-docking inspections within a five-year period.  However, the majority of the Company’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible vessels to have their intermediate dry-docking requirement met with far less costly underwater inspection.

The Company operates four non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining two on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry-docking inspections every five years.  The dry-dockings of the Company’s time chartered vessels are the responsibility of the vessels’ owners.

As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulated scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Amortized amounts are charged to operating expenses of the Ocean Transportation segment in the consolidated statements of income and comprehensive income.

Goodwill and Intangible Assets:  Recorded goodwill arises as a result of acquisitions made by the Company.  Intangible assets at December 31, 2015, consisted of customer relationships that are being amortized using the straight-line method over the expected useful lives ranging from 3 to 21 years (see Note 3 and 6).

Impairment of Long-Lived Assets, Finite-Lived Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, including finite-lived intangible assets for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  During 2015, the Company changed the measurement date of its annual impairment tests from November 30 to October 1.  The change was applied prospectively and did not have any impact on the Company’s impairment tests for the year.  The change was made to better align the date of the impairment analysis with the preparation of the Company’s financial quarterly cash flow model.  The change, if applied retrospective, would not have had any impact on the Company’s impairment analysis for prior periods presented.  The Company’s long-lived assets, including finite-lived intangible assets are grouped at the Ocean Transportation and Logistics asset group level, which represents the lowest level for which identifiable cash flows are available.

Long-lived Assets:  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels to be recycled from its recorded net book value to its estimated fair value of zero.  The impairment expense is included in operating costs on the consolidated statements of income and comprehensive income.  No impairment charges were recorded for the years ended December 31, 2014, and 2013.

Finite-Lived Intangible Assets and Goodwill:  The Company’s intangible assets include goodwill and customer relationships.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill and intangible assets for impairment and determined that the fair value of each reporting unit substantially exceeds book value.  No impairment charges were recorded for the years ended December 31, 2015, 2014 and 2013, respectively.

Accrued and other liabilities:  Accrued and other liabilities consist of the following at December 31, 2015 and 2014 (in millions):

	As of December 31,
Accrued and other liabilities	2015	2014
Incentives and other benefit accruals	$20.7	$16.1
Molasses tank farm removal accrual	7.4	—
Restructuring and severance accruals	5.0	—
Repayments of multi-employer withdrawal liability (see Note 12)	4.1	—
Interest on debt	3.9	3.3
Acquisition related payments	3.8	—
Deferred revenue	3.6	2.4
Post retirement benefit obligations	2.5	2.5
Other liabilities	9.5	2.6
Total	$60.5	$26.9

Pension and Post-Retirement Plans:  Certain Ocean Transportation subsidiaries are members of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel.  The subsidiaries directly negotiate multi-employer pension plans covering other bargaining unit personnel.  Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan.  Several trusteed, non-contributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions.  These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates, and expected contributions.  Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income.  Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.  Additional information about the Company’s benefit plans is included in Note 11.

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

Recognition of Revenues and Expenses:  Voyage revenue is recognized ratably over the duration of a voyage based on the relative transit time in each reporting period.  Voyage expenses are recognized as incurred.  Hawaii, Alaska, Guam, and certain Pacific island service freight rates are provided in tariffs filed with the Surface Transportation Board of the U.S. Department of Transportation; for other Pacific island services, the rates are filed with the Federal Maritime Commission.  The Alaska and China service rates are predominately established by individual contracts with customers.  Revenues and costs from terminal and other related services are recognized upon completion of the services.

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

Dividends:  The Company recognizes dividends as a liability when approved by the Board of Directors.

Share-Based Compensation:  The Company records compensation expense for all share-based payment awards made to employees and directors.  The Company’s various equity plans are more fully described in Note 13.

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

The Company makes certain estimates and judgments in determining income tax expense for consolidated financial statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and consolidated financial statement purposes.  In addition, judgment is required in determining if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods.  A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods (see Note 3 and 10).  Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from capital stock transactions.  Other comprehensive income (loss) in the consolidated statements of income and comprehensive income are shown net of tax benefit (expense) of $(5.0) million, $19.4 million, and $(14.1) million for the years ended December 2015, 2014, and 2013, respectively.  Changes in accumulated other comprehensive loss by component, net of tax, are as follows (in millions):

	Pensions	Post Retirement	Non- Qualified Plans	Foreign Currency Translation	Interest Hedge	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$(20.1)	$(1.7)	$(0.9)	$(0.1)	$(0.7)	$(23.5)
Net loss in prior service costs	(25.4)	(5.9)	(0.1)	—	—	(31.4)
Amortization of prior service cost	(1.3)	—	—	—	—	(1.3)
Amortization of net loss	1.8	0.4	0.3	—	—	2.5
Foreign currency translation adjustment	—	—	—	0.4	—	0.4
Balance at December 31, 2014	(45.0)	(7.2)	(0.7)	0.3	(0.7)	(53.3)
Net gain in prior service costs	3.7	1.4	—	—	—	5.1
Amortization of prior service cost	(1.3)	0.1	(0.1)	—	—	(1.3)
Amortization of net loss	0.9	1.0	(0.1)	—	—	1.8
Foreign currency translation adjustment	—	—	—	0.7	—	0.7
Other	—	—	—	—	0.1	0.1
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.9)	$1.0	$(0.6)	$(46.9)

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded non-qualified stock options to purchase 0.1 million shares of common stock for each of the years 2015, 2014, and 2013.  These amounts were excluded because the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.

The denominator used to compute basic and diluted earnings per share is as follows (in millions):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$103.0	43.5	$2.37	$70.8	43.0	$1.65	$53.7	42.7	$1.26
Effect of Dilutive Securities:		0.5	—		0.4	—		0.4	—
Diluted:	$103.0	44.0	$2.34	$70.8	43.4	$1.63	$53.7	43.1	$1.25

Rounding:  Amounts in the consolidated financial statements and Notes are rounded to millions, but per-share calculations and percentages were determined based on amounts before rounding.  Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

Reclassification:  Amounts for deferred dry-docking costs at December 31, 2014 have been reclassified from other long-term assets in the Company’s consolidated balance sheet to conform to the current year presentation.

New Accounting Pronouncements:  Business Combinations:  In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, to record an acquisition-to-date adjustment, in the same period’s financial statements, for the effect on earnings of changes in depreciation, amortization, or other income and to disclose the amount of such adjustment that related to prior periods.  The guidance is effective for reporting periods beginning after December 15, 2015, and interim periods within those fiscal years; however, early adoption is permitted.  The Company adopted ASU 2015-16 during the fourth quarter 2015.  ASU 2015-16 is applied prospectively to adjustments to provisional amounts that occur after the effective date.  The adoption of ASU 2015-16 did not have a material effect on the Company’s consolidated financial statements upon adoption.

Deferred Taxes:  In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classifications of Deferred Taxes” (“ASU 2015-17”) which simplifies the presentation of deferred income taxes.  The amended guidance requires that all deferred tax assets and liabilities be classified as non-current on the balance sheet.  The guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted.  The Company early adopted ASU 2015-17 during the fourth quarter 2015 on a prospective basis.  No prior periods were retrospectively adjusted (see Note 10).

Revenue from Contracts with Customers:  In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The guidance establishes principles regarding the nature, timing, and uncertainty of revenue from contracts with customers.  It removes inconsistencies in existing revenue requirements, provides a more robust framework for addressing revenue issues and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  The guidance will be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  The Company is in the process of evaluating this guidance.

3.                                      BUSINESS COMBINATION

Horizon Acquisition:

The Company completed the Horizon Acquisition on May 29, 2015 (the “Effective Date”) by which MatNav acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities.  Immediately before the completion of the Horizon Acquisition, Horizon sold its Hawaii operations, and related assets and liabilities to the Pasha Group (the “Pasha Transaction”).  Horizon also completed the termination of its Puerto Rico operations during the first quarter of 2015.

On the Effective Date, a subsidiary of the Company merged with Horizon and as a result, the Company acquired 100 percent of Horizon’s outstanding shares and warrants for a cash price of $0.72 per-share.  The Company also acquired Horizon’s assets and assumed its liabilities including Horizon’s debt (net of proceeds from the Pasha Transaction).  Immediately following the Horizon Acquisition, the Company repaid the assumed debt which included accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants.

Total consideration including debt paid and warrants redeemed by the Company is as follows:

(in millions)	Total Consideration
Common shares	$29.4
Warrants	37.1
Horizon’s debt (including accrued interest and breakage fees)	428.9
Total	$495.4

Horizon’s assets acquired and liabilities assumed were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgment including the valuation of property and equipment, intangible assets, debt and warrants, the assumptions used in calculating the multi-employer withdrawal pension liabilities, and the determination of net deferred tax assets.  The Company’s fair value estimates are subject to revision pending the Company’s final fair value analysis and purchase price calculations.  Consequently, the fair value amounts presented are preliminary and are subject to revision.  Final estimates of fair value, including the estimated fair value of multi-employer withdrawal liability may be significantly different from those reflected in the Company’s Consolidated Financial Statements as of December 31, 2015.

The following table summarizes the estimated fair values assigned to Horizon’s assets acquired and liabilities assumed as a result of the Horizon Acquisition as of December 31, 2015:

Purchase Price Allocation (in millions)	Total
Cash and cash equivalents	$0.8
Accounts receivable	31.7
Other current assets	7.2
Deferred tax assets, net	45.6
Property and equipment	170.4
Intangibles - Customer relationships	140.0
Other long-term assets	4.1
Accounts payable	(22.8)
Accruals and other current liabilities	(32.1)
Multi-employer withdrawal liability	(60.6)
Capital lease obligations	(1.6)
Horizon’s debt and warrants	(467.5)
Total identifiable assets less liabilities	(184.8)
Total cash paid for common shares	(29.4)
Goodwill	$214.2

The amounts above include $5.5 million of purchase price adjustments recorded to the preliminary purchase price allocation initially reported in the Company’s interim condensed consolidated financial statements for the three and six-months ended June 30, 2015.  Purchase price allocation adjustments relate primarily to the receipt of additional information regarding the fair value of certain assets acquired and liabilities assumed.

Deferred tax assets, net:  The Company recorded Horizon’s deferred tax assets and liabilities, net of any change of ownership limitations and valuation allowance for State operating losses, of $45.6 million.

Property and equipment:  Property and equipment of $170.4 million includes the fair value acquisition of seven Jones Act qualified containerships and vessel spare parts of $130.7 million, containers and equipment of $17.9 million, terminal facilities and other property of $9.7 million, and construction in progress of $12.1 million.

Intangibles, customer relationships:  The Company recorded intangible assets of $140.0 million related to customer relationships, which are being amortized over 21 years.  In determining the amortization period, the Company considered the historical trends of Horizon’s customers in the Alaska service and related attrition rates.  The Company also considered potential future attrition risks, which are mitigated by the limited number of existing Jones Act-qualified vessels available that are required to perform competing ocean transportation services in Alaska, and the long delivery lead times associated with building such vessels in the U.S.  The

Company also considered existing competition and the high capital investment required to establish an asset-based ocean transportation business, the substantial investment required in infrastructure, and the need to develop a broad base of customer relationships over a period of time.  As a result, the Company believes that the Alaska service customers are considered less vulnerable to attrition.

Multi-employer withdrawal liability:  Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015 which resulted in a mass withdrawal from its multi-employer ILA-PRSSA Pension Fund.  The Company estimated the liability related to the multi-employer pension plan of $60.6 million based upon the expected future undiscounted payments of $73.9 million at May 29, 2015, to be paid by quarterly payments of approximately $1.0 million commencing the fourth quarter of 2015, payable over a period of approximately 18 years, discounted using the risk-free U.S. Treasury rate (see Note 12).

Debt and warrants:  The Company recorded the fair value of debt and warrants of $467.5 million arising from the Horizon Acquisition, which included accrued interest and breakage fees.  The Company subsequently repaid all of the debt and redeemed the warrants during the period ended June 30, 2015.

Goodwill:  The Company recorded goodwill of $214.2 million arising from the Horizon Acquisition, which represents the excess of the fair value of the consideration paid by the Company over the fair value of the underlying identifiable Horizon assets acquired and liabilities assumed.  In accordance with Accounting Standards Codification (ASC) 805, Business Combination, goodwill will not be amortized, but instead will be tested for impairment at least annually, and whenever events or circumstances have occurred that may indicate a possible impairment.  The goodwill is recorded in the Ocean Transportation segment (see Note 6).

Goodwill arises as a result of several factors.  The Horizon Acquisition represents an extension of the Company’s existing platform on the U.S. West Coast and extends the geographical reach of the Company’s ocean transportation services to include the port of Tacoma, Washington, to the ports of Anchorage, Kodiak, and Dutch Harbor in Alaska.  The Horizon Acquisition also includes container stevedoring, container equipment and maintenance, and other terminal services in the Alaska ports of Anchorage, Kodiak and Dutch Harbor.  Furthermore, the Horizon Acquisition provides an assembled workforce of experienced personnel with knowledge of the Alaska shipping industry and of its customers.  The Company expects to leverage its existing infrastructure and operations to integrate the Alaska operations and eliminate duplicative corporate overhead costs.

The Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2015 include operating revenue of $179.3 million, and net losses before income taxes of $7.8 million, respectively, from Horizon’s operations.  One-time acquisition related costs of approximately $19.0 million incurred as a result of the Horizon Acquisition, is included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income.

Pro Forma Financial Information (Unaudited):

The following unaudited pro forma financial information presents the combined operating results of the Company, and those of Horizon excluding its Hawaii operations, as if the Horizon Acquisition had been completed at the beginning of each period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Horizon Acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of our future consolidated results of operations.

Unaudited pro forma financial information for the years ended December 31, 2015 and 2014 is as follows:

	(Unaudited)
	Year Ended
	December 31,
(in millions, except per-share amount)	2015	2014
Pro Forma Combined:
Operating revenue	$2,019.7	$2,045.1
Net income from continuing operations	$100.2	$61.7

Basic Earnings Per Share:	$2.30	$1.43
Diluted Earnings Per Share:	$2.28	$1.42

Weighted Average Number of Shares Outstanding:
Basic	43.5	43.0
Diluted	44.0	43.4

The following is a summary of the pro-forma adjustments to the Combined Consolidated Statement of Operations:

(1)         Eliminate operating revenue and net income related to Horizon’s Hawaii operations to reflect the Pasha Transaction.

(2)         Eliminate Horizon’s interest expense due to the repayment of Horizon’s debt, and record interest expense based upon an estimated Company borrowings.

(3)         Record additional depreciation and amortization expense due to increase in fair value of the acquired tangible and intangible assets.

(4)         Record adjustment to income tax expense based upon Matson’s estimated income tax rate.

(5)         Record adjustments for certain acquisition related expenses.

4.                                      INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the related party Terminal Joint Venture using the equity method of accounting.  The Company records its share of income or loss in the Terminal Joint Venture in operating expenses within the Ocean Transportation segment, due to operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business.  The Company’s investment in the Terminal Joint Venture was $66.4 million and $64.4 million at December 31, 2015 and 2014, respectively.

The Company’s share of income or loss recorded in the Consolidated Statements of Income and Comprehensive Income, and dividends received by the Company during the years ended December 31, 2015, 2014 and 2013 is as follows (in millions):

	Years Ended December 31,
Terminal Joint Venture	2015	2014	2013
Company Share of Net Income (Loss)	$16.5	$6.6	$(2.0)
Distributions Received	14.0	—	—

The Company’s Ocean Transportation segment operating costs include $174.1 million, $164.8 million and $164.3 million, for 2015, 2014 and 2013, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the consolidated balance sheets include $19.5 million and $17.5 million for terminal services payable to the Terminal Joint Venture at December 31, 2015 and 2014, respectively.

A summary of unaudited financial information for the Terminal Joint Venture at December 31, 2015 and 2014 is as follows (in millions):

	As of December 31,
Balance Sheet (Unaudited)	2015	2014
Current assets	$107.0	$80.7
Noncurrent assets	121.2	140.9
Total Assets	$228.2	$221.6

Current liabilities	$42.0	$40.9
Noncurrent liabilities	9.4	7.1
Equity	176.8	173.6
Total Liabilities and Equity	$228.2	$221.6

	Years Ended December 31,
Statement of Operations (Unaudited)	2015	2014	2013
Operating revenue	$621.0	$586.2	$498.4
Operating costs and expenses	610.2	589.7	517.4
Operating income (loss)	10.8	(3.5)	(19.0)
Net Income (Loss) (1)	$44.9	$21.2	$(5.7)

(1)  Includes earnings from equity method investments held by the Terminal Joint Venture.

5.                                      PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2015 and 2014, and depreciation expense in the three years ended December 31, 2015 includes the following (in millions):

	As of December 31, 2015
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,384.8	$787.4	$597.4
Containers and equipment	496.0	307.8	188.2
Terminal facilities and other property	42.0	33.4	8.6
Construction in progress	66.1	—	66.1
Total	$1,988.9	$1,128.6	$860.3

	As of December 31, 2014
	Cost	Accumulated Depreciation	Net Book Value
Vessels	$1,263.8	$757.7	$506.1
Containers and equipment	466.8	316.1	150.7
Terminal facilities and other property	39.2	33.2	6.0
Construction in progress	28.4	—	28.4
Total	$1,798.2	$1,107.0	$691.2

	Years Ended December 31,
	2015	2014	2013
Depreciation Expense	$76.4	$66.8	$67.4

Property and equipment included assets subject to capital leases with a net book value of $6.4 million and $2.6 million, net of accumulated depreciation of $1.1 million and $0.7 million at December 31, 2015 and 2014, respectively.  Amortization recorded in the consolidated statement of income and comprehensive income was $0.6 million, $0.3 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

During the fourth quarter of 2013, the Company entered into agreements with a shipyard for the construction of two new 3,600 twenty-foot equivalent units Aloha-class container vessels at a cost of $418.0 million.  The container vessels are expected to be delivered during the third quarter of 2018 and the first quarter of 2019.  Progress payments to the shipyard of $29.3 million and $8.4 million as of December 31, 2015 and 2014, respectively, are included in construction in progress.

6.                                      GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s goodwill for the years ended December 31, 2015 and 2014 consist of the following (in millions):

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2013	$0.8	$26.6	$27.4
Additions	—	—	—
Balance at December 31, 2014	0.8	26.6	27.4
Additions	214.2	—	214.2
Balance at December 31, 2015	$215.0	$26.6	$241.6

Goodwill related to the Ocean Transportation reporting unit increased $214.2 million during the year ended December 31, 2015 related to the Horizon Acquisition (see Note 3).  There was no accumulated impairment related to goodwill as of December 31, 2015 and 2014.

Intangible assets as of December 31, 2015 and 2014 include the following (in millions):

	Intangible Assets
	Ocean
	Transportation	Logistics	Total
Gross Amount at December 31, 2014	$0.6	$9.8	$10.4
Additions	140.0	1.0	141.0
Gross Amount at December 31, 2015	140.6	12.0	151.4
Accumulated Amortization	(4.2)	(8.1)	(12.3)
Net Amount at December 31, 2015	$136.4	$2.7	$139.1

	Intangible Assets
	Ocean
	Transportation	Logistics	Total
Gross Amount at December 31, 2013	$0.6	$9.8	$10.4
Additions	—	—	—
Gross Amount at December 31, 2014	0.6	9.8	10.4
Accumulated Amortization	(0.3)	(7.6)	(7.9)
Net Amount at December 31, 2014	$0.3	$2.2	$2.5

Intangible assets related to Ocean Transportation increased by $140.0 million during the year ended December 31, 2015 related to customer relationships acquired as part of the Horizon Acquisition, and are being amortized over 21 years (see Note 3).  Amortization expense was $4.4 million, $1.3 million and $0.8 million for 2015, 2014, and 2013, respectively.

Estimated amortization expenses related to intangible assets over the next five years are as follows (in millions):

Estimated
Amortization
Year	Expense
2016	$7.4
2017	7.4
2018	7.2
2019	7.0
2020	7.0
Thereafter	103.1
Total	$139.1

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

As of December 31, 2015 and 2014, $176.6 million and $150.7 million of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the consolidated balance sheets.  At December 31, 2015 and 2014, the Company had a nominal amount and $27.5 million on deposit in the CCF invested in a money market fund, and is classified as a long-term asset in the Company’s Consolidated Balance Sheet.

8.                                      DEBT

At December 31, 2015 and 2014, the Company’s debt consisted of the following (in millions):

	As of December 31,
	2015	2014
Term Loans:
5.79%, payable through 2020	$31.5	$38.5
3.66%, payable through 2023	68.4	77.5
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	—
Title XI Bonds:
5.34%, payable through 2028	28.6	30.8
5.27%, payable through 2029	30.8	33.0
Revolving credit facility	—	—
Capital leases	3.1	1.3
Total Debt	429.9	373.6
Less current portion	(22.0)	(21.6)
Total Long-term Debt	$407.9	$352.0

Description of Debt:  The following is a description of the Company’s debt:

Term Loans:  The 5.79 percent notes payable through 2020 are amortized by semi-annual principal payments of $3.5 million plus interest.  During the second quarter of 2012, the Company issued new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which funded in three tranches, $77.5 million at an interest rate of 3.66 percent maturing in 2023, $55.0 million at an interest rate of 4.16 percent maturing in 2027, and $37.5 million at an interest rate of 4.31 percent maturing in 2032.  Interest is payable semi-annually.  The weighted average coupon and average life of the three tranches of debt are 3.97 percent and 9.2 years, respectively.  The notes began to amortize in 2015 with aggregate semi-annual payments of $4.6 million, which will continue through 2016, followed by $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

In January 2014, the Company issued $100 million of 30-year senior unsecured private placement notes (the “2014 Notes”).  The 2014 Notes have a weighted average life of 14.5 years and bear interest at a rate of 4.35 percent, payable semi-annually.  The 2014 Notes will begin to amortize in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

In July 2015, the Company entered into a private placement note purchase agreement for the issuance of $75.0 million of 30-year senior unsecured notes (the “2015 Notes”).  The 2015 Notes funded on October 1, 2015, have a weighted average life of approximately 13 years, and will bear interest at a rate of 3.92 percent, payable semi-annually.  The 2015 Notes will begin to amortize in 2017, with annual principal payments of approximately $1.8 million through 2019.  During the years 2020 to 2026, the annual principal payments will range between approximately $1.3 million and $8.0 million.  Starting in 2027, and in each year thereafter, the annual principal payments will be approximately $1.5 million.

Title XI Bonds:  In September 2003, the Company issued $55.0 million in U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029, with a coupon of 5.27 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.

Revolving Credit Facility:  In 2012, the Company entered into a $375.0 million, five-year unsecured revolving credit facility with a syndicate of banks to provide the Company with additional sources of liquidity for working capital requirements and investment opportunities (the “Credit Facility”).  The Credit Facility includes a $100 million sub-limit for the issuance of standby and commercial letters of credit, and a $50 million sub-limit for swing line loans.  The Credit Facility also includes an uncommitted option to increase the Credit Facility by $75 million.

On July 30, 2015, the Company entered into an amendment to the credit facility (the “Credit Facility Amendment).  The amendment includes an increase in the borrowing capacity to $400 million, and a five year extension of the maturity date to July 30, 2020.  In addition, the Credit Facility Amendment includes a number of amended terms, including modifications to certain definitions and covenants, and includes an uncommitted option to increase the borrowing capacity of the Credit Facility Amendment by an additional $150 million.

The Credit Facility is subject to commitment fees, letter of credit fees, and interest on borrowings based on the Company’s ratio of total debt to EBITDA (the “Leverage Ratio”).  Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15 percent to 0.30 percent, and 1.00 percent to 1.75 percent, respectively, based on the Consolidated Net Leverage Ratio, as defined within the Credit Facility Amendment.  Interest rates on borrowings are based upon the Eurodollar Rate (LIBOR) plus 1.00 percent to 1.75 percent using a sliding scale based on the Consolidated Net Leverage Ratio.  The Company may also select an interest rate at a Base Rate as defined in the Credit Facility Amendment, plus a margin that ranges from zero percent to 0.75 percent.  Based upon the Company’s Leverage Ratio, the interest rate applicable to any borrowings would have been approximately 1.4 percent at December 31, 2015.

The Company also entered into other amendments to its existing term loan agreements that included modifications to certain definitions and covenants, as defined within the agreements.  Interest rates and other substantive terms remained unchanged.

As of December 31, 2015 and 2014, the Company had no borrowings outstanding under the amended Credit Facility Amendment.  As of December 31, 2015, the Company had $389.0 million of availability under the amended Credit Facility.  The Company used $11.0 million of the sub-limit for letters of credit outstanding as of December 31, 2015.

Capital leases:  As of December 31, 2015, the Company had capital lease obligations of $3.1 million related to certain containers and equipment.  Capital leases have been classified as current and long-term debt in the Company’s consolidated balance sheets.

Debt Guarantees:  All of the Company’s debt as of December 31, 2015 was unsecured, except for $59.4 million in Title XI bonds, which is guaranteed by the Company’s significant subsidiaries.  All of the Company’s debt is fixed rate debt except for the amended Credit Facility.

Debt Covenants:  Principal financial covenants as defined in Matson’s Credit Facility and long term fixed rate debt include, but are not limited to:

•                  The ratio of debt to consolidated EBITDA cannot exceed 3.25 to 1.00 for each fiscal four quarter period;

•                  The ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period cannot be less than 3.50 to 1.00; and

•                  The principal amount of priority debt at any time cannot exceed 20 percent of consolidated tangible assets; and the principal amount of priority debt that is not Title XI priority debt at any time cannot exceed 10 percent of consolidated tangible assets.  Priority debt, as further defined in the Credit Facility Amendment, is all debt secured by a lien on the Company’s assets and certain subsidiary debt.

The Company was in compliance with these covenants as of December 31, 2015.

Debt Maturities:  At December 31, 2015, debt maturities during the next five years and thereafter are as follows (in millions):

Year	Total
2016	$22.0
2017	31.0
2018	30.6
2019	30.0
2020	30.0
Thereafter	286.3
Total debt	$429.9

9.                                      LEASES

The Company leases certain property and equipment, and other facilities under various operating lease agreements, with terms that range from 1 to 50 years.  Such leases generally include provisions for the maintenance of the leased assets, options to purchase the assets at fair value, and renewal options to extend the lease agreements.

Rent expense recorded in costs and expenses in the Consolidated Statement of Income and Comprehensive Income from operating leases totaled $65.6 million, $58.3 million and $58.2 million for the years ended December 31, 2015, 2014 and 2013, respectively, and includes volume-based terminal rent.  Additionally, rent expense for short-term and cancelable equipment rentals was $39.9 million, $27.6 million and $20.5 million in 2015, 2014, and 2013, respectively.  Management expects that in the normal course of business most operating leases will be renewed or replaced by other similar leases.

Future minimum payments under operating leases as of December 31, 2015 were as follows (in millions):

Total Operating
Year	Leases
2016	$32.3
2017	24.8
2018	18.5
2019	13.7
2020	11.7
Thereafter	28.9
Total minimum lease payments	$129.9

10.                               INCOME TAXES

The income tax expense on income from continuing operations for the years ended December 31, 2015, 2014 and 2013 consisted of the following (in millions):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$22.6	$45.5	$(24.3)
State	2.9	3.7	(1.0)
Total	25.5	49.2	(25.3)
Deferred:	49.3	2.7	57.5
Total income tax expense	$74.8	$51.9	$32.2

Income tax expense for 2015, 2014, and 2013 differs from amounts computed by applying the statutory federal rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2015	2014	2013
Computed federal income tax expense	35.0%	35.0%	35.0%
State income tax	2.5%	2.2%	2.9%
Valuation allowance	1.1%	3.3%	—
Foreign taxes	0.6%	0.4%	—
Deferred tax adjustment	1.1%	(0.9)%	—
Unrecognized tax benefits	0.4%	(0.4)%	(2.1)%
Other — net	1.4%	2.7%	1.7%
Effective income tax rate	42.1%	42.3%	37.5%

The Company recorded a valuation allowance against operating losses related to a foreign subsidiary of $1.8 million and $4.1 million in 2015 and 2014, respectively, as the Company determined the tax benefits associated with such losses may not be realized in future periods.  No valuation allowance was recorded in 2013.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 of each year are as follows (in millions):

	As of December 31,
	2015	2014
Deferred tax assets:
Benefit plans	$79.1	$63.6
Federal net operating losses	68.0	—
Insurance reserves	15.4	11.4
State net operating losses	7.8	—
Foreign losses	5.7	4.1
Alternative minimum tax credits	3.6	1.5
Allowance for doubtful accounts	2.4	1.4
Other	1.9	0.8
Total deferred tax assets	183.9	82.8
Valuation allowance	(12.6)	(4.1)
Total Deferred tax assets, net of valuation allowance	171.3	78.7
Deferred tax liabilities:
Basis differences for property and equipment	300.8	252.7
Capital Construction Fund	95.6	106.9
Intangibles	53.0	3.8
Deferred revenue	11.8	10.1
Joint ventures and other investments	10.6	7.7
Reserves	10.0	(2.1)
Total deferred tax liabilities	481.8	379.1
Deferred tax liability, net	$310.5	$300.4

Effective December 31, 2015, the Company early adopted ASU 2015-17 on a prospective basis as current net deferred tax assets are not significant to the Company’s consolidated balance sheets, and no prior periods were retrospectively adjusted (see Note 2).  As of December 31, 2014, the Company’s net current deferred income taxes were $8.0 million.

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured as the fair market value of the stock at the time of vesting, tax effected.  The net tax benefits from share-based transactions were $2.6 million and $0.8 million for 2015 and 2014, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid in capital in the Consolidated Statements of Shareholders’ Equity.

Operating Loss and Tax Credit Carryforwards:  The Company’s U.S. federal income tax net operating losses (“NOL”) carryforwards were $194.2 million, state income tax NOLs were $192.4 million, and foreign income tax NOLs were $20.2 million as of December 31, 2015, respectively.  The Company’s foreign income tax NOLs were $14.6 million as of December 31, 2014 and the Company had no U.S. federal or state NOLs at that date.  The Company’s U.S. federal and state income tax NOL’s will expire on various dates through December 31, 2034.  The Company’s alternative minimum tax credit carryforwards were $3.6 million and $1.5 million as of December 31, 2015 and December 31, 2014, respectively, and have no expiration dates.

The Company recorded a valuation allowance of $12.6 million against all of the Company’s foreign income tax NOLs and a portion of the state income tax NOLs that it believes it is more likely than not that the benefit from these amounts will not be realized.

The U.S. federal and state income tax NOL carryforwards in the income tax returns filed included unrecognized tax benefits.  The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits.  Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s domestic NOL and tax credit carryforwards may be limited in future periods.  Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

Unrecognized Tax Benefits:  Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s effective rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits:	Amount
Balance at December 31, 2012	$8.3
Additions for tax positions of prior years	2.0
Reductions for lapse of statute of limitations	(3.1)
Balance at December 31, 2013	7.2
Additions for tax positions of prior years	0.5
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2014	6.7
Additions for tax positions of prior years	1.5
Additions from unrecognized tax benefits acquired	14.4
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2015	$22.1

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.4 million, $0.2 million and $0.3 million as of December 31, 2015, 2014 and 2013, respectively.

The Company is no longer subject to U.S. federal income tax audits for years before 2012, and substantially all material income tax matters have been concluded for years through 2010.  The Company is routinely involved in State, local income and excise tax audits.

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

The Company’s target and actual asset allocations at December 31, 2015 and 2014 were as follows:

Asset categories	Target	2015	2014
Domestic equity securities	53%	62%	63%
International equity securities	15%	13%	14%
Debt securities	22%	18%	17%
Real estate	5%	6%	5%
Other and cash	5%	1%	1%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.  The one-, three-, and five-year pension asset returns (losses) were (2.0) percent, 8.0 percent, and 6.8 percent, respectively, and the long-term average return (since plan inception in 1989) has been approximately 8.3 percent.  Over the long-term, the actual returns have generally exceeded the benchmark returns used by the Company to evaluate performance of its fund managers.

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

The fair values of the Company’s pension plan assets at December 31, 2015 and 2014, by asset category, are as follows (in millions):

	Fair Value Measurements at December 31, 2015
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$6.9	$6.9	$—	$—
Equity securities:
U.S. large-cap	64.5	48.6	15.9	—
U.S. mid- and small-cap	34.7	28.7	6.0	—
International large-cap	16.5	—	16.5	—
International small-cap	6.1	—	6.1	—
Fixed income securities:
U.S. Treasuries	5.6	—	5.6	—
Municipal bonds	5.3	—	5.3	—
Investment grade U.S. corporate bonds	2.4	—	2.4	—
High-yield U.S. corporate bonds	6.0	—	6.0	—
Emerging markets fixed income	10.4	10.4	—	—
Other types of investments:
Real estate partnership interests	10.3	—	—	10.3
Private equity partnership interests	0.2	—	—	0.2
Total	$168.9	$94.6	$63.8	$10.5

	Fair Value Measurements at December 31, 2014
Asset Category	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$19.4	$19.4	$—	$—
Equity securities:
U.S. large-cap	69.5	69.5	—	—
U.S. mid- and small-cap	35.6	35.6	—	—
International large-cap	17.6	5.9	11.7	—
International small-cap	6.9	—	6.9	—
Fixed income securities:
U.S. Treasuries	0.4	—	0.4	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	2.3	—	2.3	—
High-yield U.S. corporate bonds	6.7	—	6.7	—
Emerging markets fixed income	10.8	10.8	—	—
Other types of investments:
Real estate partnership interests	9.3	—	—	9.3
Private equity partnership interests	0.3	—	—	0.3
Total	$178.9	$141.2	$28.1	$9.6

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Total
Balance at December 31, 2013	$8.6	$0.3	$8.9
Actual return (loss) on plan assets:
Assets held at the reporting date	0.8	—	0.8
Assets sold during the period	0.3	—	0.3
Purchases, sales and settlements, net	(0.4)	—	(0.4)
Balance at December 31, 2014	9.3	0.3	9.6
Actual return (loss) on plan assets:
Assets held at the reporting date	1.1	(0.1)	1.0
Assets sold during the period	0.4	—	0.4
Purchases, sales and settlements, net	(0.5)	—	(0.5)
Balance at December 31, 2015	$10.3	$0.2	$10.5

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2015, 2014 and 2013, the Company contributed $4.7 million, $6.5 million and $3.5 million, respectively.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

Benefit Plan Assets and Obligations:  The measurement date for the Company’s benefit plan disclosures is December 31 of each year.  The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2015 and 2014 are shown below (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit obligation at beginning of year	$237.4	$197.5	$62.6	$52.1
Service cost	3.3	3.3	1.5	1.1
Interest cost	9.5	9.4	2.5	2.6
Plan participants’ contributions	—	—	0.9	0.7
Actuarial (gain) loss	(17.9)	38.2	(3.1)	9.7
Benefits paid, net of subsidies received	(10.9)	(10.0)	(3.9)	(3.6)
Expenses paid	(1.2)	(1.0)	—	—
Benefit obligation at end of year	220.2	$237.4	60.5	62.6

Change in Plan Assets:
Fair value of plan assets at beginning of year	178.9	172.8	—	—
Actual return on plan assets	(2.6)	10.6	—	—
Plan participants’ contributions	—	—	0.9	0.7
Employer contributions	4.7	6.5	3.0	2.9
Benefits paid, net of subsidies received	(10.9)	(10.0)	(3.9)	(3.6)
Expenses paid	(1.2)	(1.0)	—	—
Fair value of plan assets at end of year	168.9	178.9	—	—
Funded Status and Recognized Liability	$(51.3)	$(58.5)	$(60.5)	$(62.6)

Amounts recognized on the consolidated balance sheets and in accumulated other comprehensive loss at December 31, 2015 and 2014 were as follows (in millions):

	Pension Benefits		Other Post-retirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Current liabilities	$—	$—	$(2.5)	$(2.5)
Non-current liabilities, net	(51.3)	(58.5)	(58.0)	(60.1)
Total	$(51.3)	$(58.5)	$(60.5)	$(62.6)

Net loss (net of taxes)	$50.8	$55.5	$4.7	$7.2
Prior service credit (net of taxes)	(9.1)	(10.6)	—	—
Total	$41.7	$44.9	$4.7	$7.2

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2015 and 2014 is shown below (in millions):

	2015	2014
Projected benefit obligation	$218.0	$235.0
Accumulated benefit obligation	$217.7	$234.6
Fair value of plan assets	$166.2	$176.1

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2016 is $1.8 million.  The estimated net loss and prior service cost for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2016 is $0.8 million.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement health care and life insurance benefit plans during 2015, 2014, and 2013, are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost:
Service cost	$3.3	$3.3	$2.9	$1.5	$1.1	$1.1
Interest cost	9.5	9.4	8.6	2.5	2.6	2.1
Expected return on plan assets	(14.0)	(14.1)	(11.9)	—	—	—
Amortization of net loss	6.4	3.0	6.8	2.2	0.6	0.3
Amortization of prior service cost	(2.3)	(2.3)	(2.3)	—	—	—
Net periodic benefit cost	$2.9	$(0.7)	$4.1	$6.2	$4.3	$3.5

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (net of tax)
Net loss (gain)	$(1.0)	$25.4	$(19.6)	$(1.9)	$5.9	$1.2
New prior service cost	0.1	—	—	—	—	—
Amortization of unrecognized loss	(3.9)	(1.8)	(4.2)	(1.3)	(0.4)	(0.2)
Amortization of prior service credit	1.4	1.4	1.4	—	—	—
Total recognized in other comprehensive income	$(3.4)	$25.0	$(22.4)	$(3.2)	$5.5	$1.0
Total recognized in net periodic benefit cost and other comprehensive income	$(0.5)	$24.3	$(18.3)	$3.0	$9.8	$4.5

The weighted average assumptions used to determine benefit information during 2015, 2014, and 2013, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Weighted Average Assumptions:
Discount rate (1)	4.50%	4.10%	4.90%	4.60%	4.20%	5.00%
Expected return on plan assets	8.00%	8.25%	8.25%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate (2)					7.10%	7.30%
Pre-65 group				6.80%
Post-65 group				7.60%
Ultimate health care cost trend rate				4.40%	4.50%	4.50%
Year ultimate health care cost trend rate is reached (2)					2027	2027
Pre-65 group				2037
Post-65 group				2036

(1) The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

(2) Starting in 2015, initial and ultimate health care trend rates used to determine obligations are different for pre-65 and post-65 populations.

In 2014, the Company adopted a modified version of the new mortality table (RP-2014) issued by the Society of Actuaries in October 2014 along with a modified mortality improvement scale for the purposes of determining the Company’s mortality assumption used in its defined benefit and other post-retirement plan liability calculations.  The use of the new table resulted in an increase of approximately $17.6 million and $3.9 million to the projected benefit obligation for pension and other post-retirement benefits, respectively as of December 31, 2014.

If the assumed health care cost trend rate were increased or decreased one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2015, 2014, and 2013 and the net periodic post-retirement benefit cost for 2015, 2014 and 2013, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2015	2014	2013	2015	2014	2013
Effect on total of service and interest cost components	$0.9	$0.7	$0.6	$(0.7)	$(0.5)	$(0.5)
Effect on post-retirement benefit obligation	$9.4	$10.0	$7.1	$(7.4)	$(7.8)	$(5.7)

Current liabilities of $3.7 million and $4.1 million, related to non-qualified pension benefits and post-retirement benefits, are classified as accrued and other liabilities in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  The Company also has a frozen non-qualified pension plan that covers one outside director and pays retirement benefits in a lump sum from the Company’s general funds.  The obligations relating to these plans totaled $4.3 million and $5.4 million at December 31, 2015 and 2014, respectively.  The expense associated with the non-qualified plans was $0.6 million in 2015, 2014 and 2013.  A 3.4 percent discount rate was used to determine the 2015 obligation.

As of December 31, 2015, the amount recognized in accumulated other comprehensive loss for net loss for non-qualified pension costs, net of tax, was $0.8 million, and the amount recognized as prior service credit, net of tax, was $0.6 million.  The net loss amortization and prior service credit amortization for the non-qualified plans to be recognized into net periodic pension costs in 2016, net of tax, is $0.1 million and $0.1 million, respectively.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Qualified
	Pension	Non-qualified	Post-retirement
Year	Benefits	Pension Benefits	Benefits (1)
2016	$11.7	$1.2	$2.5
2017	12.1	0.3	2.6
2018	12.5	1.0	2.7
2019	12.8	0.2	2.8
2020	13.2	0.4	2.9
2021-2025	70.5	2.0	15.9
Total	$132.8	$5.1	$29.4

(1) Net of plan participants’ contributions and Medicare D subsidies.

Defined Contribution Plans:  The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions.  For the plan year ended December 31, 2015, the Company provided matching contributions of up to 6 percent of eligible employee compensation.  The Company’s matching contributions expensed under these plans totaled $2.0 million for year ended December 31, 2015, and $1.6 million for each of the years ended December 31, 2014, and 2013.  The Company may also provide a discretionary Profit Sharing contribution under the qualified defined contribution plans.  The Company will provide profit sharing contributions to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution.  For the plan year ended December 31, 2015, the Company provided profit sharing contributions equal to 3 percent of eligible employee compensation.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Profit sharing expenses recorded in 2015, 2014 and 2013 under this plan totaled $1.9 million, $1.6 million and $1.2 million, respectively.

Multi-employer Bargaining Plans:

The Company contributes to multi-employer defined benefit pension plans under the terms of collective-bargaining agreements that cover its bargaining unit employees.  Contributions are generally based on amounts paid for union labor or cargo volume.  The risks of participating in multi-employer plans are different from single-employer plans because assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.  Additionally, if one employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2015, the Company’s estimated benefit plan withdrawal obligations were $216.8 million.  Except as described in Note 14, no withdrawal obligations have been recorded by the Company in the consolidated balance sheets at December 31, 2015 and 2014 as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2015 and 2014 is for the plan’s year-end at December 31, 2015 and 2014, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/ Pension		December 31,		Pending/	5%	($ in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2015	2014	Implemented	Contributor	2015	2014	2013	Imposed	Date (6)
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001		Yellow	Yellow	Implemented	Yes	$4.9	$5.1	$5.3	No	6/30/2019
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001		Yellow	Yellow	Implemented	Yes	2.8	2.9	2.7	No	6/30/2019
Master, Mates and Pilots Pension Plan	13-6372630-001	(1)	Green	Green	No	Yes	2.2	1.9	2.1	No	6/15/2023, 6/15/2027
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001	(1)	(2)	(2)	No	Yes	1.7	1.0	0.8	No	6/15/2023, 6/15/2027
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001	(3)	Red	Green	Implemented	Yes	3.2	2.1	2.1	No	8/15/2018, 6/15/2022
OCU Trust Pension Plan	26-1574440-001		Green	Green	No	No	0.1	0.1	0.1	No	6/30/2021
MFOW Supplementary Pension Plan	94-6201677-001		Green	Green	No	Yes	—	—	—	No	6/30/2017
Alaska Teamster - Employer Pension Plan	92-6003463-024	(4)	Red	Red	Implemented	Yes	1.5	—	—	Yes	6/30/2016, 6/30/2018, 6/30/2019
All Alaska Longshore Pension Plan	91-6085352-001	(4)	Green	Green	No	Yes	0.5	—	—	No	6/30/2020
Western Conference of Teamsters Pension Plan	91-6145047-001	(4)	Green	Green	No	No	0.8	—	—	No	3/31/2018
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001	(4)	Green	Green	No	No	—	—	—	No	3/31/2018
OPEIU Local 153 Pension Plan	13-2864289-001	(4)	Red	Red	Implemented	No	0.1	—	—	No	11/9/2017
Seafarers Pension Trust	13-6100329-001	(4)(5)	Green	Green	No	Yes	—	—	—	No	6/30/2017
Total							$17.8	$13.1	$13.1

(1)             Effective December 31, 2012, the Masters, Mates and Pilots Pension Plan was frozen for all new benefit accruals. Commencing January 1, 2013, all new benefits accrue under a new Masters, Mates and Pilots Adjustable Pension Plan.

(2)             The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.

(3)             In 2012, the Company agreed to contribute at least 11.7 percent of total wages paid to employees in covered Marine Engineer Benefits Association (“MEBA”) employment to the MEBA Pension Trust by a reallocation of the total labor cost under the collective bargaining agreement. The pension contribution rate was determined by the plan’s actuary to be necessary to maintain full funding of the pension plan and is fully offset by a reallocation of wages and other benefits.

(4)             Matson’s contributions to these plans commenced after the Horizon Acquisition on May 29, 2015.

(5)             The Company does not make contributions directly to the Seafarers Pension Plan. Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

(6)             Represents the expiration date of the collective bargaining agreement.

The Company also contributes to multi-employer plans that provide health and other benefits other than pensions under the terms of collective-bargaining agreements.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision, hearing, prescription drug, death, accidental death and dismemberment, disability, legal aid, scholarship program, wage insurance and license insurance, although not all of these benefits are provided by each plan.  These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans.

Information related to the Company’s health and benefit plans is as follows:

				Contributions of Matson
			5%	($ in millions)			Surcharge	Expiration
Health and Benefit Plans	EIN Number	Notes	Contributor	2015	2014	2013	Imposed	Date (3)
Stevedore Industry Committee Welfare Benefit Plan	99-0313967-501		Yes	$3.8	$3.1	$2.6	No	6/30/2019
OCU Health and Welfare Trust	26-1574455-501		No	0.2	0.2	0.2	No	6/30/2021
SUP Welfare Plan, Inc.	94-1243666-502		Yes	2.9	2.7	2.7	No	6/30/2017
MEBA Medical and Benefits Plan	13-5590515-501		Yes	2.2	1.8	1.7	No	8/15/2018, 6/15/2022
MFOW Welfare Fund	94-1254186-501		Yes	1.3	1.2	1.2	No	6/30/2017
ARA Pension and Welfare Plan	13-6083690-501		Yes	0.5	0.5	0.5	No	8/15/2016
Masters, Mates and Pilots Health and Benefit Plan	13-6696938-501		Yes	2.3	1.6	1.6	No	6/15/2023, 6/15//2027
Seafarers Health and Benefits Plan	13-5557534-501	(1)(2)	Yes	1.8	—	—	No	6/30/2017
Alaska Teamster - Employer Welfare Trust	91-6034674-501	(2)	Yes	1.2	—	—	No	6/30/2016, 6/30/2018, 6/30/2019
All Alaska Longshore Health and Welfare Trust Fund	91-6070467-501	(2)	Yes	1.3	—	—	No	6/30/2020
Western Teamsters Welfare Trust	91-6033601-501	(2)	No	0.6	—	—	No	3/31/2018
Total				$18.1	$11.1	$10.5

(1)             Contributions made to the Seafarers Health and Benefits Plan are re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

(2)             Matson’s contributions to these plans commenced after the Horizon Acquisition on May 29, 2015.

(3)             Represents the expiration date of the collective bargaining agreement.

Multi-employer Defined Contribution Plans:  The Company contributes to six multi-employer defined contribution pension plans.  These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans.  Contributions made to these plans by the Company were $3.8 million in 2015, and $3.0 million in 2014 and 2013.

12.                               MULTI-EMPLOYER WITHDRAWAL LIABILITY

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund (see Note 3).  The Company estimated the mass withdrawal liability based upon the expected future undiscounted payments to be paid by the Company, discounted using the risk-free U.S. Treasury rate.  Payments of approximately $1.0 million are made quarterly to the ILA-PRSSA over an estimated remaining period of approximately 18 years.  Future estimated annual cash payments to the multi-employer pension plan as of December 31, 2015 were as follows (in millions):

As of December 31,
Year	(in millions)
2016	$4.1
2017	4.1
2018	4.1
2019	4.1
2020	4.1
Thereafter	52.3
Total future payments	72.8
Less: amount representing interest	(12.5)
Present value of remaining withdrawal liability	60.3
Current portion of withdrawal liability	(4.1)
Long-term portion of withdrawal liability	$56.2

The current portion of $4.1 million of the mass withdrawal liability is included in accrued and other liabilities in the consolidated balance sheet (see Note 2).  The Company’s estimate of the mass withdrawal liability is subject to revision pending the final calculation and assessment to be issued by the ILA-PRSSA, expected in 2016 (see Note 3).

13.                               SHARE-BASED AWARDS

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

In connection with the Company’s separation from its former parent company on June 29, 2012 (the “Separation”), each stock option held by a Matson employee was converted into an adjusted Matson stock option.  The exercise prices of the adjusted Matson stock options and the number of shares subject to each such stock option reflects a mechanism that was intended to preserve the intrinsic value of the original stock option.  The modification of the awards did not result in any additional stock compensation expense to be recorded upon Separation.  The resulting Matson stock options are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the former parent company stock options immediately prior to the Separation.  Also, in connection with the Separation, any non-vested restricted stock units (“RSUs”) granted to Matson employees were converted into Matson RSUs.  The RSU grants were converted in a manner that was intended to preserve the fair market value of the awards.  The resulting Matson RSU grants are subject to substantially the same terms, vesting conditions and other restrictions, if any, that were applicable to the grants immediately prior to the Separation.

After the Separation was completed, approximately 8.7 million shares of the Company’s common stock were reserved for issuance under the plans, with approximately 5.8 million shares remaining as available for future issuance under all equity compensation plans (excluding 0.5 million shares to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2015).

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

Stock Issuance Program — Under the Stock Issuance Program, shares of common stock, restricted stock units or performance shares may be granted.  Time-based equity awards vest ratably over three years.  Provided certain three-year performance targets are achieved, performance-based equity awards generally vest on the three-year anniversary date of the grant.  During the first quarter of 2013, the Company granted performance-based awards tied to the Company’s average annual return on invested capital (which the Company refers to as “average ROIC”), as measured over the three-year period beginning January 1, 2013 and ending December 31, 2015.  During the first quarter of 2014, the Company granted similarly structured performance share awards that will be measured over the three-year period beginning January 1, 2014 and ending December 31, 2016.  During the first quarter of 2015, the Company granted similarly structured performance share awards that will be measured over the three-year period beginning January 1, 2015 and ending December 31, 2017.  Performance Share awards for the senior leadership team will also be modified based on relative total shareholder return performance (which the Company refers to as the “TSR modifier”) measured over the same respective three-year period.  The TSR modifier is based on the Company’s total shareholder return over the three-year measurement period relative to the shareholder return over the same period for the companies comprising the S&P Transportation Select Industry Index and S&P Mid-Cap 400 Index (with each index weighted 50 percent).  The service-vesting provisions of each performance-based award require the award recipient to remain in continuous service with the Company until the end of the three-year measurement period, subject to certain exceptions due to retirement, disability, or death, in order to vest in any shares that become issuable on the basis of the performance-vesting criteria.

Automatic Grant Program — The Automatic Grant Program supersedes and replaces the Company’s 1998 Non-Employee Director Stock Option Plan and the Non-Employee Director Stock Retainer Plan.  At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting.  Awards of restricted stock units granted under the program generally vest ratably over one or three years.

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

Activity in the Company’s stock option plans for the year ended December 31, 2015, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value
Outstanding at December 31, 2014	657	132	63	852	$21.24
Granted	—	—	—	—
Exercised	(254)	(85)	(47)	(386)	$20.44
Forfeited and expired	—	(5)	—	(5)	$22.80
Outstanding at December 31, 2015	403	42	16	461	$21.90	3.8	$9,555
Exercisable at December 31, 2015	403	42	16	461	$21.90	3.8	$9,555

The following table summarizes non-vested restricted stock unit activity through December 31, 2015, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan Restricted Stock Units	Weighted Average Grant- Date Fair Value
Outstanding at December 31, 2014	678	$24.78
Granted	250	37.19
Vested	(232)	24.99
Canceled	(18)	27.46
Outstanding at December 31, 2015	678	$29.21

A summary of compensation cost related to share-based payments for each of the three years in the period ended December 31, 2015, is as follows (in millions):

	Years Ended December 31,
	2015	2014	2013
Share-based expense (net of estimated forfeitures):
Non-vested stock and restricted stock units	$12.2	$8.4	$5.5
Stock options	—	0.3	0.4
Total share-based expense	12.2	8.7	5.9
Total recognized tax benefit	(4.8)	(3.4)	(2.2)
Total Share-based expense (net of tax)	$7.4	$5.3	$3.7

Cash received by Matson upon option exercise	$2.2	$5.8	$1.7
Intrinsic value of options exercised	$9.2	$3.4	$1.1
Tax benefit realized upon option exercise	$3.4	$1.9	$1.7
Fair value of stock vested	$8.6	$5.0	$4.4

As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options.  As of December 31, 2015, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards were $8.9 million.  That unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

14.                               COMMITMENTS AND CONTINGENCIES

Commitments and Contingencies:  Commitments and financial arrangements, excluding lease commitments (see Note 9), and pension and post-retirement plan commitments (see Note 11), include the following as of December 31, 2015 (in millions):

Commitments and financial arrangements	Total
Standby letters of credit (1)	$11.0
Bonds (2)	$32.8
Benefit plan withdrawal obligations (3)	$216.8
Capital expenditure obligations (4)	$408.9

(1)                                     Letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.

(2)                                     Bonds are required for the U.S. Customs and other related matters.

(3)                                     Represents the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which the Company is a participant.  Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

(4)                                     Capital expenditure obligations includes contractual progress payments related to the construction of two new vessels based upon the shipbuilding agreements with Philly Shipyard, and other capital expenditure obligations.

These amounts are not recorded on the Company’s consolidated balance sheets and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Litigation:  The Company’s Ocean Transportation business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business and has similar economic characteristics (see Note 4).

Reportable segment information for 2015, 2014, and 2013 is summarized below (in millions):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Ocean Transportation	$1,498.0	$1,278.4	$1,229.4
Logistics	386.9	435.8	407.8
Total Revenue	$1,884.9	$1,714.2	$1,637.2
Operating Income:
Ocean Transportation (1)	$187.8	$131.1	$94.3
Logistics	8.5	8.9	6.0
Total Operating Income	196.3	140.0	100.3
Interest expense, net	(18.5)	(17.3)	(14.4)
Income before Income Taxes	177.8	122.7	85.9
Income taxes	(74.8)	(51.9)	(32.2)
Net Income	$103.0	$70.8	$53.7

(1)             The Ocean Transportation segment includes $16.5 million, $6.6 million and $(2.0) million of equity in income (loss) from the Company’s Terminal Joint Venture, SSAT, for 2015, 2014, and 2013, respectively.

	As of December 31,
	2015	2014	2013
As of December 31:
Identifiable Assets:
Ocean Transportation (2)	$1,601.0	$1,313.9	$1,168.6
Logistics	68.8	87.9	79.7
Total Assets	$1,669.8	$1,401.8	$1,248.3
Capital Expenditures:
Ocean Transportation	$67.5	$27.8	$33.8
Logistics	0.3	0.1	1.4
Total Capital Expenditures	$67.8	$27.9	$35.2

Depreciation and Amortization:
Ocean Transportation	$81.4	$66.6	$66.4
Logistics	2.0	3.1	3.3
Total Depreciation and Amortization	$83.4	$69.7	$69.7

(2)             The Ocean Transportation segment includes $66.4 million, $64.4 million and $57.6 million related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2015, 2014, and 2013, respectively.

16.                                 QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2015 and 2014 are listed below (in millions, except per-share amounts):

	Quarters During the Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$305.5	$346.7	$444.8	$401.0
Logistics	92.7	100.9	99.5	93.8
Total Operating Revenue	$398.2	$447.6	$544.3	$494.8
Operating Income:
Ocean Transportation	$43.9	$31.4	$68.9	$43.6
Logistics	1.0	2.3	2.9	2.3
Total Operating Income	44.9	33.7	71.8	45.9
Interest Expense	(4.3)	(4.6)	(4.7)	(4.9)
Income before Income Taxes	40.6	29.1	67.1	41.0
Income Tax Expense	(15.6)	(19.2)	(25.6)	(14.4)
Net Income	$25.0	$9.9	$41.5	$26.6

Basic Earnings Per Share:	$0.58	$0.23	$0.95	$0.61
Diluted Earnings Per Share:	$0.57	$0.23	$0.94	$0.60

	Quarters During the Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$294.6	$321.1	$329.5	$333.2
Logistics	97.9	115.3	112.3	110.3
Total Operating Revenue	$392.5	$436.4	$441.8	$443.5
Operating Income (loss):
Ocean Transportation	$9.4	$32.8	$42.6	$46.3
Logistics	0.5	2.9	2.4	3.1
Total Operating Income	9.9	35.7	45.0	49.4
Interest Expense	(4.1)	(4.5)	(4.4)	(4.3)
Income before Income Taxes	5.8	31.2	40.6	45.1
Income Tax Expense	(2.4)	(13.1)	(19.1)	(17.3)
Net Income	$3.4	$18.1	$21.5	$27.8

Basic Earnings Per Share:	$0.08	$0.42	$0.50	$0.65
Diluted Earnings Per Share:	$0.08	$0.42	$0.50	$0.63

The following infrequent transactions impacted the Company’s quarterly segment results during 2015 and 2014 (in millions):

	Quarters During the Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Horizon Acquisition Related Costs (1):	$	$(12.4)	$(5.1)	$(1.5)
Molasses Settlement (2):	$	$(11.4)	$	$(1.9)

	Quarters During the Year Ended December 31, 2014
	Q1	Q2	Q3	Q4
Molasses Settlement (2):	$	$	$	$(1.0)

(1)            One-time costs related to the Horizon Acquisition on May 29, 2015, included in selling, general and administrative costs of the Ocean Transportation segment (see Note 3).

(2)            Litigation settlement entered into by the Company during 2015 and 2014 resulting from molasses spill in September 2013, are included in selling, general and administrative costs of the Ocean Transportation segment.

There were no infrequent transactions impacting the Company’s the Logistic segment results in 2015 or 2014.

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

Internal Control over Financial Reporting

See page 35, for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 36, for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.                                    Directors

For information about the directors of Matson, see the section captioned “Election of Directors” in Matson’s proxy statement for the 2016 Annual Meeting of Shareholders (“Matson’s 2016 Proxy Statement”), which section is incorporated herein by reference.

B.                                    Executive Officers

For information about the executive officers of Matson, see the section captioned “Executive Officers” in Matson’s 2016 Proxy Statement, which section is incorporated herein by reference.

C.                                    Corporate Governance

For information about the Audit Committee of the Matson Board of Directors and compliance with Section 16 (a) of the Exchange Act, see the sections captioned “Board of Directors and Committees of Board” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in Matson’s 2016 Proxy Statement, which sections are incorporated herein by reference.

D.                                    Code of Ethics

For information about Matson’s Code of Ethics, see the subsection captioned “Code of Ethics” in Matson’s 2016 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2016 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the section captioned “Security Ownership of Certain Shareholders” and the subsections titled “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in Matson’s 2016 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2016 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2016 Proxy Statement, which sections are incorporated herein by reference.

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

2.2                   Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated February 17, 2015).

2.3                   Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Horizon Lines, Inc.’s Form 8-K dated November 11, 2014).

2.4                   Amendment No. 1 to the Contribution, Assumption and Purchase Agreement, dated as of May 29, 2015, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Matson’s Form 10-Q for the quarter ended June 30, 2015).

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

10.                   Material contracts.

10.1            Second Amended and Restated Note Agreement among Matson Navigation Company, Inc., Prudential Investment Management, Inc. and the other purchasers party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.4 of Alexander & Baldwin, Inc.’s Form 8-K dated June 7, 2012).

10.2            Limited Consent — Amended and Restated Note Agreement between Matson Navigation Company and The Prudential Insurance Company of America and Pruco Life Insurance Company, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.5 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.3            Amendment to the Second Amended and Restated Note Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated August 3, 2015).

10.4            Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 3, 2015).

10.5            First Amendment to Note Purchase Agreement amount Matson, Inc. and the purchasers party thereto, dated as of October 1, 2015 (incorporated by reference to Exhibit 10-1 of Matson’s Form 8-K dated October 2, 2015).

10.6            Credit Agreement between Matson Navigation Company, Inc., First Hawaiian Bank, Bank of America, N.A. and the other lenders party thereto, dated as of June 4, 2012 (incorporated by reference to Exhibit 10.6 of Alexander & Baldwin, Inc.’s Form 8-K dated June 4, 2012).

10.7            First Amendment to Credit Agreement among Matson, Inc., the lenders party thereto, and Bank of America, N.A., as agent, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated August 3, 2015).

10.8            Amended and Restated Limited Liability Company Agreement of SSA Terminal LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.9            Parent Company Agreement, dated as of April 24, 2002, by and among SSA Pacific Terminals, Inc., formerly known as Stevedoring Services of America, Inc., SSA Ventures, Inc., Matson Navigation Company, Inc. and Matson Ventures, Inc. (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.10     Borrower Assignment, Assumption, and Release among Bank of America, N.A., Matson Navigation Company, Inc. and Matson, Inc., dated as of June 28, 2012 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.11     Company Assignment, Assumption and Release Agreement among The Prudential Insurance Company of America, Pruco Life Insurance Company, The Prudential Life Insurance Company, Ltd., Gibraltar Life Insurance Co. Ltd., Prudential Annuities Life Assurance Corporation and Prudential Arizona Reinsurance Universal Company, Matson Navigation Company, Inc. and Matson, Inc. dated June 29, 2012 (incorporated by reference to Exhibit 10.4 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.12     Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxvi) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2004).

10.13     Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxx) of Alexander & Baldwin, Inc.’s Form 10-Q for the quarter ended September 30, 2007).

10.14     Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

10.15     Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.16     Form of Matson, Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated January 29, 2013).

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

10.24     Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

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

10.35     Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

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

10.43     Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.44     Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.45     Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated October 24, 2014).

10.46     Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2015).

10.47  Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 6, 2015).

10.48     Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.49     Matson, Inc. One-Year Performance Improvement Incentive Plan (incorporated by reference to Exhibit 10.48 of Matson’s Form 10-K for the year ended December 31, 2012).

10.50     Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.51     Matson, Inc. Three-Year Performance Improvement Incentive Plan (formerly known as the Alexander & Baldwin, Inc. Three-Year Performance Improvement Incentive Plan), as restated effective October 22, 1992 (incorporated by reference to Exhibit 10.b.1.(lxxi) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.52     Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.53     Matson, Inc. Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), as restated effective April 28, 1988 (incorporated by reference to Exhibit 10.b.1. (lxxiv) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

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

10.57     Amendment No. 4 to the Matson Restricted Stock Bonus Plan (formerly known as the Alexander & Baldwin, Inc. Restricted Stock Bonus Plan), dated December 13, 2007 (incorporated by reference to Exhibit 10.b.1.(lxxvii) to Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.58     Agreement and Plan of Merger, dated as of February 13, 2012, by and among Alexander & Baldwin, Inc., Alexander & Baldwin Holdings, Inc. and A&B Merger Corporation (incorporated by reference to Exhibit 2.1 of Alexander & Baldwin, Inc.’s Form 8-K dated February 13, 2012).

10.59     Separation and Distribution Agreement, dated as of June 8, 2012, by and between Alexander & Baldwin Holdings, Inc. and A&B II, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated June 8, 2012).

10.60     Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.61     Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.62     Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.63     Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

10.64     Amendment to the Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated August 3, 2015).

10.65     Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.66     Form of Consulting Agreement by and between Matson Navigation Company, Inc., and Kevin C. O’Rourke (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2013).

10.67     Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.68     Form of Performance Share Award Agreement (incorporated by reference to Exhibit 10-2 of Matson’s Form 8-K dated January 29, 2013).

10.69     Settlement Agreement, dated as of July 17, 2014, among the United States of America, acting through the United States Department of Justice and on behalf of the United States Surface Deployment and Distribution Command, Matson Navigation Company, Inc., and Mario Rizzo (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 22, 2014).

10.70     Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.71     Settlement Agreement and Release, effective July 29, 2015, between the State of Hawai’i, Matson Terminals, Inc. and Matson Navigation Company, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 30, 2015).

21.                   Matson, Inc. Subsidiaries as of February 1, 2016.

23.                   Consent of Deloitte & Touche, LLP dated February 26, 2016.

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

MATSON, INC.
(Registrant)

Date: February 26, 2016	/s/ Matthew J. Cox
Matthew J. Cox
President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	President, Chief Executive Officer and Director	February 26, 2016
Matthew J. Cox

/s/ Walter A. Dods, Jr.	Chairman of the Board and Director	February 26, 2016
Walter A. Dods, Jr.

/s/ W. Blake Baird	Director	February 26, 2016
W. Blake Baird

/s/ Michael J. Chun	Director	February 26, 2016
Michael J. Chun

/s/ Thomas B. Fargo	Director	February 26, 2016
Thomas B. Fargo

/s/ Constance H. Lau	Director	February 26, 2016
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 26, 2016
Jeffrey N. Watanabe

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 26, 2016
Joel M. Wine

/s/ Dale B. Hendler	Vice President and Controller, (principal accounting officer)	February 26, 2016
Dale B. Hendler

*****