Form 10-Q
period 2016-03-31
Matson, Inc.
filed 2016-05-05
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Number of shares of common stock outstanding as of March 31, 2016: 43,258,098

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating Revenue:
Ocean Transportation	$366.1	$305.5
Logistics	88.1	92.7
Total Operating Revenue	454.2	398.2

Costs and Expenses:
Operating costs	376.4	318.2
Equity in income of related party Terminal Joint Venture	(2.6)	(3.4)
Selling, general and administrative	45.8	38.5
Total Costs and Expenses	419.6	353.3

Operating Income	34.6	44.9
Interest expense	(4.9)	(4.3)
Income before Income Taxes	29.7	40.6
Income tax expense	(11.6)	(15.6)
Net Income	$18.1	$25.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$18.1	$25.0
Other Comprehensive Income (Loss):
Net gain (loss) in prior service cost	0.7	(0.2)
Amortization of prior service cost included in net periodic pension cost	(0.4)	(0.4)
Amortization of net loss included in net periodic pension cost	1.1	1.4
Foreign currency translation adjustment	(0.1)	0.1
Total Other Comprehensive Income	1.3	0.9
Comprehensive Income	$19.4	$25.9

Basic Earnings Per Share:	$0.42	$0.58
Diluted Earnings Per Share:	$0.41	$0.57

Weighted Average Number of Shares Outstanding:
Basic	43.4	43.4
Diluted	43.8	43.9

Cash Dividends Per Share	$0.18	$0.17

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$20.1	$25.5
Accounts receivable, net	210.4	214.3
Prepaid expenses and other assets	28.4	38.1
Total current assets	258.9	277.9
Long-term Assets:
Investment in related party Terminal Joint Venture	69.0	66.4
Property and equipment, net	857.4	860.3
Goodwill	241.6	241.6
Intangible assets, net	137.2	139.1
Capital Construction Fund - cash on deposit	12.5	—
Deferred dry-docking costs	68.1	57.6
Other long-term assets	29.6	26.9
Total assets	$1,674.3	$1,669.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$21.7	$22.0
Accounts payable	150.7	164.9
Payroll and vacation benefits	20.2	23.1
Uninsured liabilities	24.6	27.1
Accrued and other liabilities	44.0	60.5
Total current liabilities	261.2	297.6
Long-term Liabilities:
Long-term debt	459.5	407.9
Deferred income taxes	313.3	310.5
Employee benefit plans	106.7	109.3
Uninsured and other liabilities	38.4	37.7
Multi-employer withdrawal liabilities	55.5	56.2
Total long-term liabilities	973.4	921.6
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	32.4	32.6
Additional paid in capital	282.0	287.9
Accumulated other comprehensive loss	(45.6)	(46.9)
Retained earnings	170.9	177.0
Total shareholders’ equity	439.7	450.6
Total liabilities and shareholders’ equity	$1,674.3	$1,669.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows From Operating Activities:
Net income	$18.1	$25.0
Reconciling adjustments:
Depreciation and amortization	23.8	16.8
Deferred income taxes	3.0	4.5
Share-based compensation expense	2.8	2.8
Equity in income of related party Terminal Joint Venture	(2.6)	(3.4)
Other	(1.6)	3.3
Changes in assets and liabilities:
Accounts receivable	3.9	(4.2)
Deferred dry-docking payments	(13.2)	(5.1)
Deferred dry-docking amortization	8.1	5.5
Prepaid expenses and other assets	6.4	0.7
Accounts payable and accrued liabilities	(9.9)	7.4
Other liabilities	(19.0)	(7.0)
Net cash provided by operating activities	19.8	46.3

Cash Flows From Investing Activities:
Capital expenditures	(30.6)	(3.3)
Proceeds from disposal of property and equipment	0.5	0.3
Cash deposits into Capital Construction Fund	(12.5)	(2.2)
Withdrawals from Capital Construction Fund	—	2.2
Net cash used in investing activities	(42.6)	(3.0)

Cash Flows From Financing Activities:
Excess tax benefit from stock-based compensation	0.1	—
Repayments of debt and capital leases	(2.7)	(2.4)
Proceeds from revolving credit facility	97.0	—
Repayments of revolving credit facility	(43.0)	—
Proceeds from issuance of capital stock	0.8	1.9
Tax withholding related to net share settlements of restricted stock units	(6.1)	(2.9)
Dividends paid	(7.9)	(7.5)
Payments for shares repurchased	(20.8)	—
Net cash provided by (used in) financing activities	17.4	(10.9)

Net (Decrease) Increase in Cash and Cash Equivalents	(5.4)	32.4
Cash and cash equivalents, beginning of the period	25.5	293.4
Cash and cash equivalents, end of the period	$20.1	$325.8

Supplemental Cash Flow Information:
Interest paid	$4.2	$3.9
Income tax (refund) paid	$(0.1)	$4.2

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$2.1	$1.0

See Notes to Condensed Consolidated Financial Statements.

1.             DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics:

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the domestic offshore economies of Hawaii, Alaska, and Guam, and to other island economies including Micronesia and various islands in the South Pacific.  MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, subsidiaries of MatNav provides container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak, Dutch Harbor and Akutan.

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

2.             GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The Condensed Consolidated Financial Statements are unaudited.  Due to the nature of the Company’s operations and the Company’s acquisition of Horizon Lines, Inc. (“Horizon”) during 2015, the results for interim periods are not necessarily indicative of results to be expected for the year.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

Fiscal Period:  The period end for Matson, Inc. covered by this report is March 31, 2016.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in March, or March 25, 2016.

Significant Accounting Policies:  The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Property and Equipment:  Property and equipment is stated at cost, net of accumulated depreciation of $1,147.9 million and $1,128.6 million at March 31, 2016 and December 31, 2015, respectively.

Intangible Assets, Net:  Intangible assets are recorded net of accumulated amortization of $14.2 million and $12.3 million at March 31, 2016 and December 31, 2015, respectively.

Capital Construction Fund:  The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.  As of March 31, 2016 and December 31, 2015, the Company had $12.5 million and a nominal amount, respectively, on deposit in the CCF.  These amounts are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund the vessel construction costs.  During the three months ended March 31, 2016, the Company made cash deposits of $12.5 million into the CCF, and there were no qualified cash withdrawals from the CCF.

As of March 31, 2016 and December 31, 2015, $164.4 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

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

New Accounting Pronouncements:  Leases:  In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating this guidance.

Share-Based Awards:  In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  Early adoption is permitted.  The Company is in the process of evaluating this guidance.

3.             BUSINESS COMBINATION

Horizon Acquisition:  On May 29, 2015 (the “Effective Date”), Matson completed its acquisition of Horizon pursuant to which MatNav acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities.  Immediately before the completion of the Horizon Acquisition, Horizon sold certain of its subsidiaries to the Pasha Group that: (i) conducted Horizon’s Hawaii operations (including owning the assets used to conduct such Hawaii operations and being responsible for the liabilities related thereto), and (ii) that employed the Horizon employees who conducted its Hawaii operations (the “Pasha Transaction”).  Horizon also completed the termination of its Puerto Rico operations during the first quarter of 2015.  The Alaska operations are recorded within the Ocean Transportation segment of the Company.

On the Effective Date, a subsidiary of the Company merged with Horizon and as a result, the Company acquired 100 percent of Horizon’s outstanding shares and warrants for a cash price of $0.72 per-share.  As a result of the Horizon Acquisition the Company thereby acquired Horizon’s assets and thereby assumed its liabilities including Horizon’s debt (net of proceeds from the Pasha Transaction).  Immediately following the Horizon Acquisition, the Company repaid the assumed debt which included accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants.  Total consideration including debt paid and warrants redeemed by the Company is as follows:

(in millions)	Total Consideration
Common shares	$29.4
Warrants	37.1
Horizon’s debt (including accrued interest and breakage fees)	428.9
Total	$495.4

Horizon’s assets and liabilities acquired pursuant to the Horizon Acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  The following table summarizes the estimated fair values assigned to Horizon’s assets acquired and liabilities assumed as a result of the Horizon Acquisition as of March 31, 2016 and December 31, 2015:

(in millions)	Total
Cash and cash equivalents	$0.8
Accounts receivable	31.7
Other current assets	7.2
Deferred tax assets, net	45.6
Property and equipment	170.4
Intangibles - Customer relationships	140.0
Other long-term assets	4.1
Accounts payable	(22.8)
Accruals and other current liabilities	(32.1)
Multi-employer withdrawal liabilities	(60.6)
Capital lease obligations	(1.6)
Horizon’s debt and warrants	(467.5)
Total identifiable assets less liabilities	(184.8)
Total cash paid for common shares	(29.4)
Goodwill	$214.2

Such fair value estimates require significant judgment including the valuation of property and equipment, intangible assets, debt and warrants, the assumptions used in calculating the multi-employer withdrawal pension liabilities, and the determination of net deferred tax assets.  The Company’s fair value estimates are subject to revision pending the Company’s final fair value analysis and purchase price calculations.  Consequently, the fair value amounts presented are preliminary and are subject to revision.  Final estimates of fair value, including the estimated fair value of multi-employer withdrawal liability may be significantly different from those reflected in the Company’s Consolidated Financial Statements as of March 31, 2016, and December 31, 2015.

The Company’s Consolidated Statements of Income and Comprehensive Income for the quarter ended March 31, 2016, include operating revenue of $70.7 million, and net income before income taxes of $4.2 million, respectively, from Horizon’s operations.  There were no one-time acquisition related costs incurred post December 31, 2015.

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

	(Unaudited)
	Three Months Ended
	March 31,
Pro Forma Combined: (in millions, except per-share amount)	2016	2015

Operating revenue	$454.2	$473.4
Net income from continuing operations	$18.1	$9.9

Basic Earnings Per Share:	$0.42	$0.23
Diluted Earnings Per Share:	$0.41	$0.23

Weighted Average Number of Shares Outstanding:
Basic	43.4	43.4
Diluted	43.8	43.9

4.             DEBT

At March 31, 2016 and December 31, 2015, the Company’s debt consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Term Loans:
5.79%, payable through 2020	$31.5	$31.5
3.66%, payable through 2023	68.4	68.4
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	27.5	28.6
5.27%, payable through 2029	29.7	30.8
Revolving credit facility	54.0	—
Capital leases	2.6	3.1
Total Debt	481.2	429.9
Less current portion	(21.7)	(22.0)
Total Long-term Debt	$459.5	$407.9

The Company’s Debt is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Revolving Credit Facility:  Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments are not required until maturity date of July 30, 2020.  As of March 31, 2016, the Company had $335.0 million of availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 1.73 percent during the three months ended March 31, 2016.

5.         PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined-benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the three months ended March 31, 2016 and 2015 (in millions):

	Pension Benefits		Post-retirement Benefits
	March 31,		March 31,
Components of Net Periodic Benefit Costs:	2016	2015	2016	2015
Service cost	$1.0	$0.9	$0.4	$0.4
Interest cost	2.4	2.4	0.7	0.6
Expected return on plan assets	(3.3)	(3.5)	—	—
Amortization of net loss	1.3	1.6	0.3	0.6
Amortization of prior service cost	(0.6)	(0.6)	—	—
Net periodic benefit cost	$0.8	$0.8	$1.4	$1.6

During the three months ended March 31, 2016, the Company contributed $3.1 million to its defined benefit pension plans, out of total expected contributions of $7.5 million for 2016.

6.         SHARE-BASED COMPENSATION

During the three months ended March 31, 2016, the Company granted approximately 289,802 in total of time-based and performance-based shares to certain of its employees at a $37.64 weighted-average grant date fair value.

Total stock-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.8 million for both the three months ended March 31, 2016 and 2015.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $17.3 million at March 31, 2016, and is expected to be recognized over a weighted-average period of 2.3 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

7.             EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three months ended March 31, 2016 and 2015, is as follows (in millions, except per-share amounts):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount

Basic:	$18.1	43.4	$0.42	$25.0	43.4	$0.58
Effect of Dilutive Securities:		0.4	(0.01)		0.5	(0.01)
Diluted:	$18.1	43.8	$0.41	$25.0	43.9	$0.57

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

The Company uses Level 1 inputs for the fair values of its cash equivalents, and Level 2 inputs for its accounts receivable, variable rate debt and fixed rate debt.  The fair values of cash and cash equivalents, accounts receivable and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2016 and December 31, 2015 are as follows (in millions):

	Total Carrying Value at	Total	Quoted Prices in Active Markets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	March 31, 2016	Fair Value Measurements at March 31, 2016
Cash and cash equivalents	$20.1	$20.1	$20.1	$—	$—
Accounts receivable, net	210.4	210.4	—	210.4	—
Variable rate debt	54.0	54.0	—	54.0	—
Fixed rate debt	427.2	447.6	—	447.6	—

	December 31, 2015	Fair Value Measurements at December 31, 2015
Cash and cash equivalents	$25.5	$25.5	25.5	$—	$—
Accounts receivable, net	214.3	214.3	—	214.3	—
Fixed rate debt	429.9	443.8	—	443.8	—

9.         REPORTABLE SEGMENTS

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business and has similar economic characteristics.

Reportable segment results for the three months ended March 31, 2016 and 2015 were as follows (in millions):

	Three Months Ended
	March 31,
	2016	2015
Operating Revenue:
Ocean Transportation	$366.1	$305.5
Logistics	88.1	92.7
Total Operating Revenue	$454.2	$398.2
Operating Income:
Ocean Transportation	$33.0	$43.9
Logistics	1.6	1.0
Total Operating Income	34.6	44.9
Interest expense	(4.9)	(4.3)
Income before Income Taxes	29.7	40.6
Income taxes	(11.6)	(15.6)
Net Income	$18.1	$25.0

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, and the Company’s reports filed on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation:  In the first quarter 2016, the Company’s Hawaii service achieved 8.4 percent container volume growth compared to the first quarter 2015, the result of competitive gains and modest market growth.  The Company believes that the Hawaii economy is healthy and expects construction activity to be a primary driver of market growth.  For the full year 2016, the Company continues to expect its Hawaii container volume to be moderately higher than 2015 with substantially all of the relative increase occurring in the first half of 2016.

In China, the Company’s container volume in the first quarter 2016 was 18.1 percent lower year-over year due to the absence of the exceptionally high demand experienced in the first quarter 2015 during the U.S. West Coast labor disruptions and continued market softness amid a slower than normal post-lunar new year recovery.  The Company continued to realize a sizeable rate premium for its expedited service in the first quarter 2016, but as expected, average freight rates were significantly lower than the first quarter 2015.  For the remainder of 2016, the Company expects increasingly challenging market conditions in the transpacific trade with underlying market rates at historic lows amid chronic over-capacity.  As a result, the Company expects its China rates to trend lower than the declines factored into its previous outlook.

In Guam, a new competitor launched its bi-weekly U.S. flagged containership service at the beginning of the first quarter 2016, resulting in modest competitive volume losses for the Company compared to the first quarter 2015. For the full year 2016, the Company expects to experience continued modest competitive volume losses to this new service.

In Alaska, the Company’s container volume for the first quarter 2016 approximated the level carried by Horizon Lines in the first quarter 2015, primarily due to muted economic activity.  For the full year 2016, the Company expects Alaska volume to be modestly lower than the total 67,300 containers carried by Horizon and Matson in 2015.

For the full year 2016, the Company’s terminal joint venture, SSAT, is expected to contribute modestly lower profits than the $16.5 million contributed in 2015, primarily due to the absence of factors related to the clearing of international cargo backlog in the first half of 2015 that resulted from the U.S. West Coast labor disruptions.

As a result, the Company expects full year 2016 Ocean Transportation operating income to be approximately 15 to 20 percent lower than the $187.8 million achieved in 2015.  In the second quarter 2016, the Company expects operating income to approximate the second quarter 2015 level of $31.4 million, which was negatively impacted by $13.5 million of additional selling, general and administrative expenses related to the Company’s acquisition of Horizon Lines in excess of the Company’s incremental run-rate target and by $11.4 million of costs related to the Company’s settlement with the State of Hawaii.

Logistics: The Company expects 2016 operating income to modestly exceed the 2015 level of $8.5 million, driven by volume growth and continued expense control.

Interest Expense: The Company expects its interest expense in 2016 to be approximately $19.0 million.

Income Tax Expense: The Company expects its effective tax rate for the full year 2016 to be approximately 39.0 percent.

Capital Spending and Vessel Dry-docking: In the first quarter 2016, the Company made maintenance capital expenditures of $30.6 million and dry-docking payments of $13.2 million.  For the full year 2016, the Company expects to make maintenance capital expenditures of approximately $65 million, scheduled new vessel construction progress payments of $67.2 million, and dry-docking payments of approximately $60 million.  For the full year 2016, the Company expects depreciation and amortization to total approximately $133 million compared to $105.8 million in 2015, inclusive of dry-docking amortization of approximately $35.0 million expected in 2016 and $23.1 million in 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended March 31, 2016 compared with 2015:

	Three Months Ended March 31,
(dollars in millions, except per share amounts)	2016	2015	Change
Operating revenue	$454.2	$398.2	14.1%
Operating costs and expenses	(419.6)	(353.3)	18.8%
Operating income	34.6	44.9	(22.9)%
Interest expense	(4.9)	(4.3)	14.0%
Income before income taxes	29.7	40.6	(26.8)%
Income tax expense	(11.6)	(15.6)	(25.6)%
Net income	$18.1	$25.0	(27.6)%
Basic earnings per share	$0.42	$0.58	(27.6)%
Diluted earnings per share	$0.41	$0.57	(28.1)%

Consolidated operating revenue for the first quarter 2016 increased $56.0 million, or 14.1 percent, compared to the first quarter 2015.  This increase was due to $60.6 million higher revenue from Ocean Transportation, offset by $4.6 million lower revenue from Logistics.

Operating costs and expenses for the first quarter 2016 increased $66.3 million, or 18.8 percent, compared to the first quarter 2015.  The increase was due to a $71.5 million increase, offset by a $5.2 million decrease in operating costs and expenses from Ocean Transportation and Logistics segments, respectively.  Changes in operating revenue, and operating costs and expense are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest expense increased $0.6 million to $4.9 million for the first quarter of 2016 compared to $4.3 million in 2015, due to increased long-term borrowings completed early the fourth quarter 2015 and increased revolver borrowings in the first quarter of 2016.

Income tax expense was $11.6 million, or 39.1 percent of income before income taxes, for the first quarter 2016, compared to $15.6 million, or 38.4 percent of income before income taxes, for the first quarter 2015.  The change in the income tax rate was primarily due to the benefit of tax deductible transaction costs related to the Horizon Acquisition recorded in the first quarter 2015.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended March 31, 2016 compared with 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue	$366.1	$305.5	19.8%
Operating costs and expenses	333.1	261.6	27.3%
Operating income	$33.0	$43.9	(24.8)%
Operating income margin	9.0%	14.4%

Volume (Units) (1)
Hawaii containers	36,200	33,400	8.4%
Hawaii automobiles	17,300	15,900	8.8%
Alaska containers	15,500	—	—
China containers	11,800	14,400	(18.1)%
Guam containers	5,500	5,700	(3.5)%
Micronesia/South Pacific containers	3,300	2,600	26.9%

(1)         Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue increased $60.6 million, or 19.8 percent, during the first quarter 2016 compared with the first quarter 2015.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska service, higher container volume and yield in Hawaii, partially offset by lower container volume and freight rates in the Company’s China service and lower fuel surcharge revenue.

Alaska volume included in the Company’s first quarter results reflects the third full quarter of operations post-closing of the acquisition on May 29, 2015.  On a year over year basis, Hawaii container volume increased by 8.4 percent due to competitive gains and modest market growth; China volume was 18.1 percent lower due to the absence of the extraordinarily high demand experienced in the first quarter 2015 during the U.S. West Coast labor disruptions and continued market softness; and Guam volume decreased by 3.5 percent due primarily to competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016.

Ocean Transportation operating income decreased $10.9 million, or 24.8 percent, during the first quarter 2016 compared with the first quarter 2015.  The decrease was primarily due to lower freight rates and volume in the China service, increased depreciation and amortization expense, higher vessel operating expenses related to the deployment of an additional vessel in the Hawaii service, additional selling, general and administrative expenses related to the Alaska acquisition, and higher terminal handling expenses.  Partially offsetting these unfavorable items were higher container volume and yield improvements in Hawaii, and the inclusion of operating results from the Company’s acquired Alaska service.

The Company’s SSAT terminal joint venture investment contributed $2.6 million during the first quarter 2016, compared to a $3.4 million contribution in the first quarter 2015.  The decrease was primarily attributable to modestly lower lift volume.

Logistics Operating Results: Three months ended March 31, 2016 compared with 2015:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Intermodal revenue	$49.4	$49.6	(0.4)%
Highway revenue	38.7	43.1	(10.2)%
Total Logistics Revenue	88.1	92.7	(5.0)%
Operating costs and expenses	86.5	91.7	(5.7)%
Operating income	$1.6	$1.0	60.0%
Operating income margin	1.8%	1.1%

Logistics revenue decreased $4.6 million, or 5.0 percent during the first quarter 2016 compared with the first quarter 2015.  This decrease was primarily the result of lower fuel surcharge revenue, partially offset by higher intermodal volume.

Logistics operating income increased $0.6 million, during the first quarter 2016 compared with the first quarter 2015, primarily due to higher intermodal volume, warehouse operating improvements and highway yield improvements, partially offset by higher G&A and lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity:  Sources of liquidity available to the Company at March 31, 2016, compared to December 31, 2015 are as follows:

	March 31,	December 31,
Sources of Liquidity (in millions)	2016	2015	Change
Cash and cash equivalents	$20.1	$25.5	$(5.4)
Accounts receivable, net (1)	210.4	214.3	(3.9)
Capital Construction Fund - cash on deposit	12.5	—	12.5

(1)         As of March 31, 2016 and December 31, 2015, $164.4 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the interim condensed consolidated financial statements).

Revolving Credit Facility:  As of March 31, 2016, the Company had $335.0 million of availability under the revolving credit facility, with a maturity date of July 30, 2020.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Changes in Cash and Cash Equivalents:  Significant changes in the Company’s cash and cash equivalents for the quarter ended March 31, 2016, compared to the quarter ended March 31, 2015, were as follows:

	Three Months Ended March 31,		Change
Cash Flow Information (in millions)	2016	2015	2016 to 2015
Net cash provided by operating activities (1)	$19.8	$46.3	$(26.5)
Net cash used in investing activities (2)	(42.6)	(3.0)	(39.6)
Net cash provided by (used in) financing activities (3)	17.4	(10.9)	28.3
Net (decrease) increase in cash and cash equivalents	(5.4)	32.4	(37.8)
Cash and cash equivalents, beginning of the period	25.5	293.4	(267.9)
Cash and cash equivalents, end of the period	$20.1	$325.8	$(305.7)

(1)  Change in net cash provided by (used in) operating activities:

Net cash provided by operating activities decreased by $26.5 million from in the first quarter 2016 compared to first quarter 2015 due to the following:

Change
(in millions)	2016 to 2015
Decrease in net income from operations	$(6.9)
Change in adjustments for non-cash related charges, net	4.0
Change in accounts receivable	8.1
Increase in deferred dry-docking payments	(8.1)
Change in prepaid expenses and other assets	5.7
Change in accounts payable and accrued liabilities	(17.3)
Change in other liabilities	(12.0)
Total	$(26.5)

Changes in accounts receivable, and prepaid expenses and other assets in first quarter 2016 compared to first quarter 2015 are due to the timing of collections and payments.  Increase in deferred dry-docking payments was due to an increased number of vessels in dry docking during the first quarter 2016 compared to first quarter 2015.  Changes in accounts payable and accrued liabilities, and other liabilities are due to increased payments of employee incentives and other benefits, and payments related to the Horizon Acquisition in first quarter 2016 compared to first quarter 2015.

(2) Change in net cash provided by (used in) investing activities:

Net cash used in investing activities increased by $39.6 million from in the first quarter 2016 compared to first quarter 2015 due to the following:

Change
(in millions)	2016 to 2015
Increase in capital expenditures	$(27.3)
Increase in cash deposits into CCF	(10.3)
Decrease in cash withdrawals from CCF	(2.2)
Increase in proceeds from disposal of property and equipment	0.2
Total	$(39.6)

Capital expenditures increased from $3.3 million in the first quarter 2015 to $30.6 million in the first quarter 2016.  The increase was due primarily to new equipment additions and the installation of scrubbers on vessels acquired as part of the Horizon Acquisition.  Deposits into the CCF increased during the first quarter 2016 due to expected future qualified withdrawals related to new vessel progress payments.

(3) Change in net cash provided by (used in) financing activities:

Net cash provided by financing activities increased by $28.3 million from in the first quarter 2016 compared to first quarter 2015 due to the following:

Change
(in millions)	2016 to 2015
Change in borrowings under revolving credit facility, net	$54.0
Share repurchase payments	(20.8)
Decrease in other payments, net	(4.9)
Total	$28.3

During the first quarter 2016, the Company increased its net borrowings under its revolving credit facility primarily to fund increased capital expenditure, share repurchases, and cash deposits into the CCF.  During first quarter 2016, the Company paid $20.8 million in share repurchases.  There were no share repurchases during the first quarter 2015.

Working Capital:  The Company had a working capital deficiency of $2.3 million at March 31, 2016, compared to $19.7 million deficiency at December 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Except for additional borrowings under the Company’s revolving credit facility of $54.0 million at March 31, 2016 (see Note 4 of the interim condensed consolidated financial statements), there were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

OTHER MATTERS

The Company’s first quarter 2016 cash dividend of $0.18 per-share was paid on March 3, 2016 to shareholders of record as of February 11, 2016.  On April 28, 2016, the Company’s Board of Directors declared a cash dividend of $0.18 per-share payable on June 2, 2016 to shareholders of record as of the close of business on May 12, 2016.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2015 Annual Report filed on Form 10-K for the year ended December 31, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)          Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 — 31, 2016	202,000	$38.21	202,000	2,668,000
February 1 — 29, 2016	168,500	39.77	168,500	2,499,500
March 1 — 31, 2016	148,100	38.55	148,100	2,351,400
Total	518,600	$38.81	518,600

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

MATSON, INC.
(Registrant)

Date: May 5, 2016	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 5, 2016	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(principal accounting officer)