Form 10-Q
period 2016-06-30
Matson, Inc.
filed 2016-08-03
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares of common stock outstanding as of June 30, 2016: 42,959,274

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenue:
Ocean Transportation	$370.9	$346.7	$737.0	$652.2
Logistics	96.8	100.9	184.9	193.6
Total Operating Revenue	467.7	447.6	921.9	845.8

Costs and Expenses:
Operating costs	389.9	364.5	766.3	682.7
Equity in income of related party Terminal Joint Venture	(3.0)	(5.2)	(5.6)	(8.6)
Selling, general and administrative	44.7	54.6	90.5	93.1
Total Costs and Expenses	431.6	413.9	851.2	767.2

Operating Income	36.1	33.7	70.7	78.6
Interest expense	(6.5)	(4.6)	(11.4)	(8.9)
Income before Income Taxes	29.6	29.1	59.3	69.7
Income tax expense	(11.6)	(19.2)	(23.2)	(34.8)
Net Income	$18.0	$9.9	$36.1	$34.9

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$18.0	$9.9	$36.1	$34.9
Other Comprehensive Income (Loss):
Net gain (loss) in prior service cost	—	—	0.7	(0.2)
Amortization of prior service cost included in net periodic pension cost	(0.2)	(0.2)	(0.6)	(0.6)
Amortization of net loss included in net periodic pension cost	1.0	0.9	2.1	2.3
Foreign currency translation adjustment	—	0.6	(0.1)	0.7
Total Other Comprehensive Income	0.8	1.3	2.1	2.2
Comprehensive Income	$18.8	$11.2	$38.2	$37.1

Basic Earnings Per-Share:	$0.42	$0.23	$0.83	$0.80
Diluted Earnings Per-Share:	$0.42	$0.23	$0.83	$0.79

Weighted Average Number of Shares Outstanding:
Basic	43.1	43.5	43.3	43.4
Diluted	43.4	44.0	43.7	43.9

Cash Dividends Per-Share	$0.18	$0.17	$0.36	$0.34

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$19.2	$25.5
Accounts receivable, net	206.4	214.3
Prepaid expenses and other assets	28.2	38.1
Total current assets	253.8	277.9
Long-term Assets:
Investment in related party Terminal Joint Venture	72.2	66.4
Property and equipment, net	873.3	860.3
Goodwill	245.1	241.6
Intangible assets, net	135.4	139.1
Deferred dry-docking costs	79.3	57.6
Other long-term assets	29.1	26.9
Total assets	$1,688.2	$1,669.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$21.8	$22.0
Accounts payable	178.3	164.9
Payroll and vacation benefits	22.3	23.1
Uninsured liabilities	21.9	27.1
Accrued and other liabilities	45.4	60.5
Total current liabilities	289.7	297.6
Long-term Liabilities:
Long-term debt	441.0	407.9
Deferred income taxes	317.5	310.5
Employee benefit plans	107.2	109.3
Uninsured and other liabilities	37.5	37.7
Multi-employer withdrawal liabilities	60.9	56.2
Total long-term liabilities	964.1	921.6
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	32.2	32.6
Additional paid in capital	283.5	287.9
Accumulated other comprehensive loss	(44.8)	(46.9)
Retained earnings	163.5	177.0
Total shareholders’ equity	434.4	450.6
Total liabilities and shareholders’ equity	$1,688.2	$1,669.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$36.1	$34.9
Reconciling adjustments:
Depreciation and amortization	47.6	35.6
Deferred income taxes	7.4	20.7
Share-based compensation expense	6.2	7.6
Equity in income of related party Terminal Joint Venture	(5.6)	(8.6)
Distribution from Terminal Joint Venture	—	3.5
Other	1.1	3.0
Changes in assets and liabilities:
Accounts receivable	7.9	5.8
Deferred dry-docking payments	(28.5)	(12.3)
Deferred dry-docking amortization	17.2	11.1
Prepaid expenses and other assets	7.3	(12.6)
Accounts payable and accrued liabilities	11.2	(1.9)
Other liabilities	(29.1)	16.1
Net cash provided by operating activities	78.8	102.9

Cash Flows From Investing Activities:
Capital expenditures	(65.8)	(12.2)
Proceeds from disposal of property and equipment	1.7	1.6
Cash deposits into Capital Construction Fund	(12.5)	(2.2)
Withdrawals from Capital Construction Fund	12.5	2.2
Payments for Horizon’s common stock, net of cash acquired	—	(28.7)
Net cash used in investing activities	(64.1)	(39.3)

Cash Flows From Financing Activities:
Excess tax benefit from stock-based compensation	0.1	—
Repayments of debt and capital leases	(11.1)	(33.4)
Proceeds from revolving credit facility	159.0	175.0
Repayments of revolving credit facility	(115.0)	—
Payments of Horizon debt and redemption of warrants	—	(467.5)
Proceeds from issuance of capital stock	0.4	2.5
Tax withholding related to net share settlements of restricted stock units	(6.3)	(2.9)
Dividends paid	(15.8)	(14.9)
Payments for shares repurchased	(32.3)	—
Net cash used in financing activities	(21.0)	(341.2)

Net Decrease in Cash and Cash Equivalents	(6.3)	(277.6)
Cash and cash equivalents, beginning of the period	25.5	293.4
Cash and cash equivalents, end of the period	$19.2	$15.8

Supplemental Cash Flow Information:
Interest paid	$11.6	$8.6
Income tax paid	$5.4	$27.0

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$4.9	$2.9
Accrued dividend	$8.2	$7.9

See Notes to Condensed Consolidated Financial Statements.

1.          DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics:

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav is an asset-based business that provides a vital lifeline of ocean freight transportation services to the domestic offshore economies of Hawaii, Alaska, and Guam, and to other island economies including Micronesia and various islands in the South Pacific.  MatNav also operates a premium, expedited service from China to Long Beach, California.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak, Dutch Harbor and Akutan.  The Company's fleet of 22 owned vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

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

Logistics: The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively "Highway"); supply chain management, and warehousing and distribution services.

2.          GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited.  Due to the nature of the Company’s operations and the Company’s acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, the results for interim periods are not necessarily indicative of results to be expected for the year.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

The Condensed Consolidated Statements of Income and Comprehensive Income include the operations of Horizon from May 29, 2015.

Fiscal Period: The period end for Matson, Inc. covered by this report is June 30, 2016.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 24, 2016.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Property and Equipment: Property and equipment is stated at cost, net of accumulated depreciation of $1,165.6 million and $1,128.6 million at June 30, 2016 and December 31, 2015, respectively.

Goodwill: Changes in the Company’s goodwill for the three and six months ended June 30, 2016 and 2015 consist of the following (in millions):

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions	—	—	—
Balance at March 31, 2016	215.0	26.6	241.6
Additions	3.5	—	3.5
Balance at June 30, 2016	$218.5	$26.6	$245.1

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2014	$0.8	$26.6	$27.4
Additions	—	—	—
Balance at March 31, 2015	0.8	26.6	27.4
Additions	214.2	—	214.2
Balance at June 30, 2015	$215.0	$26.6	$241.6

Ocean Transportation goodwill additions for the three and six months ended June 30, 2016 and 2015 are related to the Horizon Acquisition (see Note 3, Business Combinations).

Intangible Assets, Net: Intangible assets are recorded net of accumulated amortization of $16.0 million and $12.3 million at June 30, 2016 and December 31, 2015, respectively.

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.  As of June 30, 2016 and December 31, 2015, the Company had nominal amounts on deposit in the CCF.  These amounts are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund the vessel construction costs.  During the three months ended June 30, 2016, the Company did not make any cash deposits into the CCF.  During the six months ended June 30, 2016, the Company made cash deposits of $12.5 million into the CCF.  Additionally, $12.5 million of qualified cash withdrawals were made from the CCF during the three and six months ended June 30, 2016.

As of June 30, 2016 and December 31, 2015, $164.8 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

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

Accumulated Other Comprehensive Loss: Changes in accumulated other comprehensive loss by component, net of tax, for the three and six months ended June 30, 2016 and 2015 are as follows (in millions):

						Accumulated
			Non-	Foreign		Other
		Post	Qualified	Currency	Interest	Comprehensive
	Pensions	Retirement	Plans	Transaction	Hedge	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.9)	$1.0	$(0.6)	$(46.9)
Net gain in prior service costs	—	0.7	—	—	—	0.7
Amortization of prior service cost	(0.4)	—	—	—	—	(0.4)
Amortization of net loss	0.8	0.2	0.1	—	—	1.1
Foreign currency translation adjustment	—	—	—	(0.1)	—	(0.1)
Balance at March 31, 2016	(41.3)	(3.8)	(0.8)	0.9	(0.6)	(45.6)
Amortization of prior service cost	(0.3)	—	0.1	—	—	(0.2)
Amortization of net loss	0.8	0.2	—	—	—	1.0
Balance at June 30, 2016	$(40.8)	$(3.6)	$(0.7)	$0.9	$(0.6)	$(44.8)

						Accumulated
			Non-	Foreign		Other
		Post	Qualified	Currency	Interest	Comprehensive
	Pensions	Retirement	Plans	Transaction	Hedge	Income (Loss)
Balance at December 31, 2014	$(45.0)	$(7.2)	$(0.7)	$0.3	$(0.7)	$(53.3)
Net loss in prior service costs	(0.2)	—	—	—	—	(0.2)
Amortization of prior service cost	(0.4)	—	—	—	—	(0.4)
Amortization of net loss	1.0	0.4	—	—	—	1.4
Foreign currency translation adjustment	—	—	—	0.1	—	0.1
Balance at March 31, 2015	(44.6)	(6.8)	(0.7)	0.4	(0.7)	(52.4)
Amortization of prior service cost	(0.2)	0.1	(0.1)	—	—	(0.2)
Amortization of net loss	0.9	0.2	(0.2)	—	—	0.9
Foreign currency translation adjustment	—	—	—	0.6	—	0.6
Balance at June 30, 2015	$(43.9)	$(6.5)	$(1.0)	$1.0	$(0.7)	$(51.1)

New Accounting Pronouncements: Leases: In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating this guidance.

Share-Based Awards: In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  Early adoption is permitted.  The Company is in the process of evaluating this guidance.

3.          BUSINESS COMBINATION

Horizon Acquisition: On May 29, 2015 (the “Effective Date”), Matson completed its acquisition of Horizon whereby MatNav acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  Immediately before the completion of the Horizon Acquisition, Horizon sold certain of its subsidiaries to the Pasha Group (the “Pasha Transaction”) that: (i) conducted Horizon’s Hawaii operations (including owning the assets used to conduct such Hawaii operations and being responsible for the liabilities related thereto), and (ii) employed the Horizon employees who conducted its Hawaii operations.  Horizon also completed the termination of its Puerto Rico operations during the first quarter of 2015.  The Alaska operations are recorded within the Ocean Transportation segment of the Company.

On the Effective Date, a subsidiary of the Company merged with Horizon and as a result, the Company acquired 100 percent of Horizon’s outstanding shares and warrants for a cash price of $0.72 per-share.  As a result of the Horizon Acquisition, the Company thereby acquired Horizon’s assets and thereby assumed its liabilities including Horizon’s debt (net of proceeds from the Pasha Transaction).  Immediately following the Horizon Acquisition, the Company repaid the assumed debt which included accrued interest and breakage fees, and redeemed all of Horizon’s outstanding warrants.  Total consideration including debt paid and warrants redeemed by the Company is as follows:

(in millions)	Total Consideration
Common shares	$29.4
Warrants	37.1
Horizon’s debt (including accrued interest and breakage fees)	428.9
Total	$495.4

As of June 30, 2016, the Company has finalized the purchase accounting for the Horizon Acquisition.  Horizon’s assets and liabilities acquired pursuant to the Horizon Acquisition were recorded based on the fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  The following table summarizes the fair values assigned to Horizon’s assets acquired and liabilities assumed as a result of the Horizon Acquisition as of June 30, 2016:

Purchase Price Allocation (in millions)	Total
Cash and cash equivalents	$0.8
Accounts receivable	31.7
Other current assets	7.2
Deferred tax assets, net	46.3
Property and equipment	170.4
Intangibles – Customer relationships	140.0
Other long-term assets	4.1
Accounts payable	(22.8)
Accruals and other current liabilities	(31.4)
Multi-employer withdrawal liability	(65.5)
Capital lease obligations	(1.6)
Horizon’s debt and warrants	(467.5)
Total identifiable assets less liabilities	(188.3)
Total cash paid for common shares	(29.4)
Goodwill	$217.7

The amounts above include $2.0 million of purchase price adjustments recorded to the preliminary purchase price allocation initially reported in the Company’s interim Condensed Consolidated Financial Statements for the three and six months ended June 30, 2015.  Purchase price adjustments relate primarily to the receipt of additional information regarding the fair value of certain assets acquired and liabilities assumed.  These adjustments include a $4.9 million adjustment to increase the Puerto Rico multi-employer withdrawal liability, offset by a $0.7 million adjustment to increase deferred tax assets and a $0.7 million adjustment to decrease accruals and other current liabilities, in the three and six months ended June 30, 2016, and a corresponding increase in goodwill of $3.5 million as a result of the Company receiving the final calculation of the required payments from the Trustees of the Puerto Rico Pension Fund on May 27, 2016.

The final Puerto Rico multi-employer withdrawal liability was determined to be approximately $102.0 million, payable in 98 quarterly installments of $1,036,647, and a remainder payment.  Based upon the Company’s incremental borrowing rate of 3.87 percent, the Company determined the final fair value of the multi-employer withdrawal payments to be $65.5 million at May 29, 2015 compared to the preliminary allocation of $60.6 million.  The Company also recorded a $1.1 million adjustment to increase interest expense in the Consolidated Statements of Income and Comprehensive Income, with a corresponding increase to multi-employer withdrawal liability in the three and six months ended June 30, 2016, as a result of these purchase accounting changes and the accretion of the fair value of the multi-employer withdrawal liability.

The Company's Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 include revenue of $63.5 million and $134.2 million, and operating income of $3.4 million and $10.4 million, respectively, from Horizon’s operations.  One-time acquisition related costs incurred post December 31, 2015 were not material.

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

	(Unaudited)	(Unaudited)
	Three Months Ended	Six Months Ended
	June 30,	June 30,
(in millions, except per-share amount)	2015	2015
Pro Forma Combined:
Operating revenue	$507.2	$980.6
Net income	$7.6	$25.1

Basic Earnings Per-Share:	$0.17	$0.58
Diluted Earnings Per-Share:	$0.17	$0.57

Weighted-Average Number of Shares Outstanding:
Basic	43.5	43.4
Diluted	44.0	43.9

4.          DEBT

At June 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Term Loans:
5.79%, payable through 2020	$28.0	$31.5
3.66%, payable through 2023	63.8	68.4
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	27.5	28.6
5.27%, payable through 2029	29.7	30.8
Revolving credit facility	44.0	—
Capital leases	2.3	3.1
Total Debt	462.8	429.9
Less current portion	(21.8)	(22.0)
Total Long-term Debt	$441.0	$407.9

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Revolving Credit Facility: Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments are not required until maturity date of July 30, 2020.  As of June 30, 2016, the Company had $345.1 million of availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 1.84 percent during the three months ended June 30, 2016.

5.          PENSION AND OTHER POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and other post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the six months ended June 30, 2016 and 2015 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	June 30,		June 30,
Components of Net Periodic Benefit Cost:	2016	2015	2016	2015
Service cost	$2.0	$1.7	$0.8	$0.8
Interest cost	4.8	4.8	1.4	1.3
Expected return on plan assets	(6.7)	(6.9)	—	—
Amortization of net loss	2.6	3.2	0.6	1.2
Amortization of prior service cost	(1.1)	(1.2)	—	—
Net periodic benefit cost	$1.6	$1.6	$2.8	$3.3

During the six months ended June 30, 2016, the Company contributed $3.1 million to its defined benefit pension plans, out of total expected contributions of $7.5 million for 2016.

6.          SHARE-BASED COMPENSATION

During the three months ended June 30, 2016, the Company granted approximately 19,700 of time-based shares to certain of its employees at a $38.11 weighted-average grant date fair value.

Total stock-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $3.4 million and $4.8 million for the three months ended June 30, 2016 and 2015, respectively, and $6.2 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $15.7 million at June 30, 2016, and is expected to be recognized over a weighted-average period of 2.1 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

7.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and six months ended June 30, 2016 and 2015, is as follows (in millions, except per-share amounts):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$18.0	43.1	$0.42	$36.1	43.3	$0.83
Effect of Dilutive Securities:		0.3	—		0.4	—
Diluted:	$18.0	43.4	$0.42	$36.1	43.7	$0.83

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$9.9	43.5	$0.23	$34.9	43.4	$0.80
Effect of Dilutive Securities:		0.5	—		0.5	(0.01)
Diluted:	$9.9	44.0	$0.23	$34.9	43.9	$0.79

Basic earnings per-share is determined by dividing net income by the weighted-average common shares outstanding during the period.  The calculation of diluted earnings per-share includes the dilutive effect of unexercised non-qualified stock options and non-vested restricted stock units.

The computation of weighted-average dilutive shares outstanding excludes certain non-qualified stock options to purchase shares of common stock where the options’ exercise prices were greater than the average market price of the Company’s common stock for the periods presented and, therefore, the effect would be anti-dilutive.  The number of such shares excluded was nominal.

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2016 and December 31, 2015 are as follows (in millions):

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	June 30, 2016	Fair Value Measurements at June 30, 2016
Cash and cash equivalents	$19.2	$19.2	$19.2	$—	$—
Accounts receivable, net	206.4	206.4	—	206.4	—
Variable rate debt	44.0	44.0	—	44.0	—
Fixed rate debt	418.8	443.5	—	443.5	—

	December 31, 2015	Fair Value Measurements at December 31, 2015
Cash and cash equivalents	$25.5	$25.5	$25.5	$—	$—
Accounts receivable, net	214.3	214.3	—	214.3	—
Fixed rate debt	429.9	443.8	—	443.8	—

9.          REPORTABLE SEGMENTS

Reportable segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  The Company's chief operating decision maker is its Chief Executive Officer.

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating profit, exclusive of interest expense, general corporate expenses, and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company's Terminal Joint Venture segment has been aggregated into the Company's Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company's Ocean Transportation business and has similar economic characteristics.

Reportable segment results for the three and six months ended June 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Revenue:
Ocean Transportation	$370.9	$346.7	$737.0	$652.2
Logistics	96.8	100.9	184.9	193.6
Total Operating Revenue	$467.7	$447.6	$921.9	$845.8
Operating Income:
Ocean Transportation	$33.9	$31.4	$66.9	$75.3
Logistics	2.2	2.3	3.8	3.3
Total Operating Income	36.1	33.7	70.7	78.6
Interest expense, net	(6.5)	(4.6)	(11.4)	(8.9)
Income before Income Taxes	29.6	29.1	59.3	69.7
Income taxes	(11.6)	(19.2)	(23.2)	(34.8)
Net Income	$18.0	$9.9	$36.1	$34.9

10. SUBSEQUENT EVENTS

Span Alaska Acquisition: On July 18, 2016, Matson Logistics entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Span Holdings, LLC (“Holdings”).  As a result, Matson Logistics will acquire 100 percent of the membership interests of Span Intermediate, LLC (the “Span Alaska”), with Span Alaska becoming a wholly-owned subsidiary of Matson Logistics (the “Transaction”).  On July 29, 2016, Matson received notice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  Matson expects the Transaction to close in early August after satisfaction of other customary closing conditions.

The total consideration for the Transaction is $197.6 million (before transaction costs) on a debt free, cash free basis, and is subject to working capital and other closing adjustments (the “Purchase Price”).  Holdings will pay all debt and its transaction expenses from the proceeds of the Purchase Price.  Matson expects to fund the Transaction at closing from available borrowings under its $400 million revolving credit facility.

Notes Financing: On July 18, 2016, Matson entered into a commitment letter under which it expects to issue $200 million of 15-year senior unsecured notes (the “Notes”).  Proceeds of the Notes are expected to be used to pay down the Company’s revolving credit facility and for general corporate purposes.  The Notes are expected to have a weighted-average life of approximately 8.5 years and will bear interest at a rate of 3.14 percent, payable semi-annually.  The Notes are expected to be issued in September 2016, subject to satisfying customary closing conditions.  The Notes are expected to have financial and other covenants that are substantially the same as the covenants in the Company’s existing outstanding senior unsecured notes.

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, and the risks described under the caption of “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

The Company expects to close the pending transaction with Span Alaska in the third quarter 2016.  The Company’s 2016 outlook excludes any future effects of the pending transaction.  The Company expects to update its outlook for the effects of the acquisition after the pending transaction closes.

Ocean Transportation: In the second quarter 2016, the Company’s Hawaii service achieved 8.4 percent container volume growth compared to the second quarter 2015, the result of competitive gains and modest market growth.  The Company continues to believe that the Hawaii economy is healthy and expects construction activity to be a primary driver of market growth.  For the full year 2016, the Company continues to expect its Hawaii container volume to be moderately higher than 2015; however, with substantially all of that relative increase having occurred in the first half 2016, the Company expects second half 2016 container volume to approximate the level achieved in the second half 2015.

In China, the Company’s container volume in the second quarter 2016 was 9.7 percent lower year-over-year due to continued market softness and the absence of the exceptionally high demand experienced in the second quarter 2015 during the U.S. West Coast labor disruptions.  The Company realized a sizeable rate premium for its expedited service in the second quarter 2016, but as expected, average freight rates were significantly lower than the second quarter 2015 due to the challenging market conditions in the transpacific trade and underlying market rates at historic lows amid chronic over-capacity.  Similarly, for the remainder of 2016, the Company expects its rate premium in China to endure but at rates significantly lower than those achieved in the second half 2015.

In Guam, the Company’s container volume in the second quarter 2016 was essentially flat on a year-over-year basis, as modest market growth was offset by competitive losses to a bi-weekly U.S. flagged containership service that commenced in January 2016.  For the remainder of 2016, the Company expects to experience continued modest competitive volume losses to this new service.

In Alaska, the Company’s container volume for the second quarter 2016 was moderately lower than the level carried by Horizon Lines and Matson in the second quarter 2015, primarily due to muted economic activity.  For the second half 2016, the Company expects the challenging macroeconomic and freight environment in Alaska to result in container volume that is modestly lower than the level achieved in the second half 2015.

For the full year 2016, the Company’s terminal joint venture, SSAT, is expected to contribute modestly lower profits than the $16.5 million contributed in 2015, primarily due to the absence of factors related to the clearing of international cargo backlog in the first half 2015 that resulted from the U.S. West Coast labor disruptions.

As a result, the Company continues to expect full year 2016 Ocean Transportation operating income to be approximately 15 to 20 percent lower than the $187.8 million achieved in 2015.  In the third quarter 2016, the Company expects operating income to be approximately 25 percent lower than the third quarter 2015 level of $68.9 million.

Logistics: The Company expects 2016 operating income to modestly exceed the 2015 level of $8.5 million, driven by volume growth and continued expense control.

Interest Expense: The Company expects its interest expense in 2016 to be approximately $23 million, including interest related to the expected issuance of $200 million of 15-year senior unsecured notes in September 2016, bearing interest at 3.14 percent.

Income Tax Expense: The Company expects its effective tax rate for the full year 2016 to be approximately 39 percent.

Capital Spending and Vessel Dry-docking: In the first half 2016, the Company made capital expenditure payments of $53.3 million, vessel construction progress payments of $12.5 million, and dry-docking payments of $28.5 million.  For the full year 2016, the Company expects to make capital expenditure payments of approximately $85 million, scheduled new vessel construction progress payments of $67.2 million, and dry-docking payments of approximately $60 million.  For the full year 2016, the Company expects depreciation and amortization to total approximately $133 million compared to $105.8 million in 2015, inclusive of dry-docking amortization of approximately $35 million expected in 2016 and $23.1 million in 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended June 30, 2016 compared with 2015:

	Three Months Ended June 30,
(dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$467.7	$447.6	4.5%
Operating costs and expenses	(431.6)	(413.9)	4.3%
Operating income	36.1	33.7	7.1%
Interest expense	(6.5)	(4.6)	41.3%
Income before income taxes	29.6	29.1	1.7%
Income tax expense	(11.6)	(19.2)	(39.6)%
Net income	$18.0	$9.9	81.8%
Basic earnings per-share	$0.42	$0.23	82.6%
Diluted earnings per-share	$0.42	$0.23	82.6%

Consolidated operating revenue for the second quarter 2016 increased $20.1 million, or 4.5 percent, compared to the second quarter 2015.  This increase was due to $24.2 million higher revenue from Ocean Transportation, offset by $4.1 million lower revenue from Logistics.

Operating costs and expenses for the second quarter 2016 increased $17.7 million, or 4.3 percent, compared to the second quarter 2015.  The increase was due to a $21.7 million increase, offset by a $4.0 million decrease in operating costs and expenses from Ocean Transportation and Logistics segments, respectively.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest expense increased $1.9 million to $6.5 million for the second quarter 2016 compared to $4.6 million in second quarter 2015, due to non-cash interest accretion of the fair value of the Puerto Rico multi-employer liability, and increased revolver and long-term borrowings during the three months ended June 2016.

Income tax expense was $11.6 million, or 39.2 percent of income before income taxes, for the second quarter 2016, compared to $19.2 million, or 66.0 percent of income before income taxes, for the second quarter 2015.  The income tax rate for 2015 was negatively impacted by a non-cash adjustment to deferred tax assets, and by changes in the value of deferred taxes and non-deductible expenses as a result of the Horizon Acquisition.

Consolidated Results: Six months ended June 30, 2016 compared with 2015:

	Six Months Ended June 30,
(dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$921.9	$845.8	9.0%
Operating costs and expenses	(851.2)	(767.2)	10.9%
Operating income	70.7	78.6	(10.1)%
Interest expense	(11.4)	(8.9)	28.1%
Income before income taxes	59.3	69.7	(14.9)%
Income tax expense	(23.2)	(34.8)	(33.3)%
Net income	$36.1	$34.9	3.4%
Basic earnings per-share	$0.83	$0.80	3.8%
Diluted earnings per-share	$0.83	$0.79	5.1%

Consolidated operating revenue for the six months ended June 30, 2016 increased $76.1 million, or 9.0 percent, compared to the six months ended June 30, 2015.  This increase was due to $84.8 million higher revenue from Ocean Transportation, offset by $8.7 million lower revenue from Logistics.

Operating costs and expenses for the six months ended June 30, 2016 increased $84.0 million, or 10.9 percent, compared to the six months ended June 30, 2015.  The increase was due to a $93.2 million increase, offset by a $9.2 million decrease in operating costs and expenses from Ocean Transportation and Logistics segments, respectively.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

Interest expense increased $2.5 million to $11.4 million for the six months ended June 30, 2016 compared to $8.9 million in six months ended June 30, 2015, due to non-cash interest accretion of the fair value of the Puerto Rico multi-employer liability, and increased revolver and long-term borrowings during the six months ended June 2016.

Income tax expense was $23.2 million, or 39.1 percent of income before income taxes, for the six months ended June 30, 2016, compared to $34.8 million, or 49.9 percent of income before income taxes, for the six months ended June 30, 2015.  The income tax rate for 2015 was negatively impacted by a non-cash adjustment to deferred tax assets, and by changes in the value of deferred taxes and non-deductible expenses as a result of the Horizon Acquisition.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended June 30, 2016 compared with 2015:

	Three Months Ended June 30,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue	$370.9	$346.7	7.0%
Operating costs and expenses	337.0	315.3	6.9%
Operating income	$33.9	$31.4	8.0%
Operating income margin	9.1%	9.1%

Volume (Units) (1)
Hawaii containers	37,400	34,500	8.4%
Hawaii automobiles	21,200	17,800	19.1%
Alaska containers (2)	16,100	5,200	209.6%
China containers	13,900	15,400	(9.7)%
Guam containers	5,900	5,900	—%
Micronesia/South Pacific Containers	3,300	3,800	(13.2)%

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

Ocean Transportation revenue increased $24.2 million, or 7.0 percent, during the second quarter 2016 compared with the second quarter 2015.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska service for the full quarter in 2016 and higher container volume in Hawaii, partially offset by lower freight rates and container volume in the Company’s China service and lower fuel surcharge revenue.

On a year-over-year basis, Hawaii container volume increased by 8.4 percent due to competitive gains and modest market growth; Alaska volume increased due to the inclusion of a full second quarter in 2016 compared to a partial second quarter in 2015; China volume was 9.7 percent lower due to continued market softness and the absence of the high demand experienced in the second quarter 2015 related to the U.S. West Coast labor disruptions; and Guam volume was flat as modest market growth was offset by competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016.

Ocean Transportation operating income increased $2.5 million, or 8.0 percent, during the second quarter 2016 compared with the second quarter 2015.  The increase was primarily due to the absence of selling, general and administrative expenses related to the Horizon Acquisition and costs related to the Molasses Settlement, and higher container volume in Hawaii.  Partially offsetting these favorable year-over-year comparisons were lower freight rates and volume in the China service, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade, and higher terminal handling expenses.

The Company’s SSAT terminal joint venture investment contributed $3.0 million during the second quarter 2016, compared to a $5.2 million contribution in the second quarter 2015.  On a year-over-year basis, SSAT’s lift volume improved in the second quarter 2016; however, the positive impact of improved lift volume was more than offset by the absence of the benefits related to the clearing of international cargo volume after the U.S. West Coast labor disruptions in the second quarter 2015.

Ocean Transportation Operating Results: Six months ended June 30, 2016 compared with 2015:

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue	$737.0	$652.2	13.0%
Operating costs and expenses	670.1	576.9	16.2%
Operating income	$66.9	$75.3	(11.2)%
Operating income margin	9.1%	11.5%

Volume (Units) (1)
Hawaii containers	73,600	67,900	8.4%
Hawaii automobiles	38,500	33,700	14.2%
Alaska containers (2)	31,600	5,200	507.7%
China containers	25,700	29,800	(13.8)%
Guam containers	11,400	11,600	(1.7)%
Micronesia/South Pacific Containers	6,600	6,400	3.1%

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

Ocean Transportation revenue increased $84.8 million, or 13.0 percent, during the six months ended June 30, 2016 compared with the six months ended June 30, 2015.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska service for the full six months period and higher container volume and yield in Hawaii, partially offset by lower freight rates and container volume in the Company’s China service and lower fuel surcharge revenue.

On a year-over-year basis, Hawaii container volume increased by 8.4 percent due to competitive gains and modest market growth; Alaska volume increased due to the inclusion of a full six months period in 2016; China volume was 13.8 percent lower due to market softness and the absence of the high demand experienced in the first six months of 2015 related to the U.S. West Coast labor disruptions; and Guam volume was 1.7 percent lower primarily due to competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016.

Ocean Transportation operating income decreased $8.4 million, or 11.2 percent, during the six months ended June 30, 2016 compared with the six months ended June 30, 2015.  The decrease was primarily due to lower freight rates and volume in the China service, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade, and higher terminal handling expenses.  Partially offsetting these unfavorable items were the absence of selling, general and administrative expenses related to the Horizon Acquisition and costs related to the Molasses Settlement, higher container volume and yield improvements in Hawaii, and the inclusion of operating results from the Company’s acquired Alaska service.

The Company’s SSAT terminal joint venture investment contributed $5.6 million during the six months ended June 30, 2016, compared to an $8.6 million contribution in the six months ended June 30, 2015.  On a year-over-year basis, SSAT’s lift volume improved during the first half 2016; however, the positive impact of lift volume was more than offset by the absence of the benefits related to the clearing of international cargo volume after the U.S. West Coast labor disruptions in the first half 2015.

Logistics Operating Results: Three months ended June 30, 2016 compared with 2015:

	Three Months Ended June 30,
(dollars in millions)	2016	2015	Change
Intermodal revenue	$54.2	$55.0	(1.5)%
Highway revenue	42.6	45.9	(7.2)%
Total Logistics Revenue	96.8	100.9	(4.1)%
Operating costs and expenses	94.6	98.6	(4.1)%
Operating income	$2.2	$2.3	(4.3)%
Operating income margin	2.3%	2.3%

Logistics revenue decreased $4.1 million, or 4.1 percent, during the second quarter 2016 compared with the second quarter 2015.  This decrease was primarily the result of lower fuel surcharge revenue, partially offset by higher volume.

Logistics operating income decreased $0.1 million during the second quarter 2016 compared with the second quarter 2015.  The decrease was primarily attributable to lower intermodal yield, partially offset by higher volume.

Logistics Operating Results: Six months ended June 30, 2016 compared with 2015:

	Six Months Ended June 30,
(dollars in millions)	2016	2015	Change
Intermodal revenue	$103.6	$104.6	(1.0)%
Highway revenue	81.3	89.0	(8.7)%
Total Logistics Revenue	184.9	193.6	(4.5)%
Operating costs and expenses	181.1	190.3	(4.8)%
Operating income	$3.8	$3.3	15.2%
Operating income margin	2.1%	1.7%

Logistics revenue decreased $8.7 million, or 4.5 percent, during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.  The decrease was primarily the result of lower fuel surcharge revenue, partially offset by higher volume.

Logistics operating income increased by $0.5 million during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, primarily due to higher volume and warehouse operating improvements, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at June 30, 2016, compared to December 31, 2015 are as follows:

	June 30,	December 31,
Sources of Liquidity (in millions)	2016	2015	Change
Cash and cash equivalents	$19.2	$25.5	$(6.3)
Accounts receivable, net (1)	206.4	214.3	(7.9)

(1)

As of June 30, 2016 and December 31, 2015, $164.8 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the interim Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of June 30, 2016, the Company had $345.1 million of availability under the revolving credit facility, with a maturity date of July 30, 2020.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, were as follows:

	Six Months Ended June 30,		Change
Cash Flow Information (in millions)	2016	2015	2016-2015
Net cash provided by operating activities (1)	$78.8	$102.9	$(24.1)
Net cash used in investing activities (2)	(64.1)	(39.3)	(24.8)
Net cash used in financing activities (3)	(21.0)	(341.2)	320.2
Net decrease in cash and cash equivalents	(6.3)	(277.6)	271.3
Cash and cash equivalents, beginning of the period	25.5	293.4	(267.9)
Cash and cash equivalents, end of the period	$19.2	$15.8	$3.4

(1) Change in net cash provided by (used in) operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2016 compared to six months ended June 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Increase in net income from operations	$1.2
Increase in adjustments for non-cash related charges, net	4.5
Distributions from related party Terminal Joint Venture	(3.5)
Change in accounts receivable	2.1
Change in prepaid expenses and other assets	19.9
Change in accounts payable and accrued liabilities	13.1
Increase in deferred dry-docking payments	(16.2)
Change in other liabilities	(45.2)
Total	$(24.1)

Changes in accounts receivable, and prepaid expenses and other assets in the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are due to the timing of collections and payments.  Increase in deferred dry-docking payments was due to an increased number of vessels in dry-docking during the six months ended June 30, 2016 compared to six months ended June 30, 2015.  Changes in accounts payable and accrued liabilities, and other liabilities are due to increased liabilities associated with the Horizon Acquisition during the first six months of 2016 compared to the first six months of 2015, and the timing of other liability payments.  The decrease in distributions from related party Terminal Joint Venture was due to no distributions received in the first six months ended June 30, 2016, compared to $3.5 million of distributions received in the six months ended June 30, 2015.

(2) Change in net cash provided by (used in) investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Increase in capital expenditures	$(53.6)
Increase in cash deposits into CCF	(10.3)
Increase in cash withdrawals from CCF	10.3
Payments for Horizon Acquisition and other acquisitions	28.7
Increase in proceeds from disposal of property and equipment	0.1
Total	$(24.8)

Capital expenditures increased from $12.2 million in the six months ended June 30, 2015 to $65.8 million in the six months ended June 30, 2016.  The increase was due primarily to new equipment additions, the installation of scrubbers on vessels acquired as part of the Horizon Acquisition, and new vessel construction progress payments.  Changes in deposits into the CCF, and withdrawals from the CCF during the six months ended June 30, 2016, are due to qualified withdrawals from the CCF related to new vessel construction progress payments.  There were no acquisition related payments during the six months ended June 30, 2016, compared to $28.7 million of payments related to the Horizon Acquisition and other acquisitions made during the six months ended June 30, 2015.

(3) Change in net cash provided by (used in) financing activities:

Changes in net cash provided by financing activities for the six months ended June 30, 2016 compared to six months ended June 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Payments of Horizon debt and redemption of warrants, net	$467.5
Change in borrowings under revolving credit facility, net, and other debt	(108.7)
Stock repurchase payments	(32.3)
Increase in other payments, net	(6.3)
Total	$320.2

During the six months ended June 30, 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants related to the Horizon Acquisition.  During the six months ended June 30, 2016, the Company increased its net borrowings under its revolving credit facility to $44.0 million at June 30, 2016, primarily to fund increased dry-docking and capital expenditure, share repurchases, and cash deposits into the CCF.  Borrowings under the revolving credit facility during the six months ended June 30, 2015, primarily related to the Horizon Acquisition.  During six months ended June 30, 2016, the Company paid $32.3 million in share repurchases.  There were no share repurchases during the six months ended June 30, 2015.

Working Capital: The Company had a working capital deficiency of $35.9 million at June 30, 2016, compared to $19.7 million deficiency at December 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Except for the  subsequent events related to the acquisition of Span Alaska and notes financing (see Note 10 of the interim Condensed Consolidated Financial Statements), and for additional borrowings under the Company’s revolving credit facility of $44.0 million at June 30, 2016 (see Note 4 of the interim Condensed Consolidated Financial Statements), there were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

OTHER MATTERS

The Company’s second quarter 2016 cash dividend of $0.18 per-share was paid on June 2, 2016 to shareholders of record as of May 12, 2016.  On June 23, 2016, the Company’s Board of Directors declared a cash dividend of $0.19 per-share payable on September 1, 2016 to shareholders of record as of the close of business on August 4, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The following risk factors are intended as a supplement to the risk factors associated with the Company’s business that were previously disclosed in the Company’s Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.

Risks Relating to the Pending Acquisition of Span Alaska

The pending acquisition of Span Alaska and the new debt financing are each subject to conditions that may not be satisfied on a timely basis, or at all.

The consummation of the pending acquisition of Span Alaska is subject to a number of conditions that must be satisfied or waived, including, among others, the absence of a material adverse effect in connection with Span Alaska’s business.  The issuance of $200 million of 15-year senior unsecured notes is also subject to certain conditions to closing.  There can be no assurances that the conditions to closing the Span Alaska transaction will be satisfied or that the acquisition will be completed, or that the conditions to closing the new debt financing transaction will be satisfied.

If the acquisition of Span Alaska is not completed on agreed upon terms, or at all, the Company’s business could be adversely affected without realizing the benefits expected from consummating the transaction, and the Company would be subject to a number of risks, including the following:

•

Time and resources committed by our management to matters relating to the acquisition of Span Alaska (including integration planning) could otherwise have been devoted to pursuing other beneficial opportunities; and

•	The market price of our common stock could decline to the extent that the current market price reflects a market assumption that the acquisition of Span Alaska will be completed.

This loss of benefits, or the increase in risks, could have a material adverse effect on our business.

If the new debt financing transaction does not close on agreed upon terms, or at all, but the Span Alaska acquisition does close, the Company would utilize a significant portion of its revolving credit facility which would affect the Company’s financial flexibility that is currently available for financing new vessel construction or other corporate purposes, and could result in higher borrowing costs than available as a result of the new debt financing transaction, which could have a materially negative effect on our business.

The Company may fail to realize the anticipated benefits of the Span Alaska acquisition, which could adversely impact the Company’s ongoing operations.

The Company may fail to realize some or all of the anticipated benefits of the Span Alaska acquisition if the integration process is less efficient or is more costly than expected or otherwise fails to meet the Company’s expectations.  Failure to achieve these anticipated benefits could adversely affect the Company’s business, financial results and share price.

Potential difficulties and challenges the Company may encounter in the integration process include the following:

•	The integration of key employees, strategies and operations;

•	The disruption of ongoing businesses and distraction of our management team from ongoing business concerns;
•	The creation of a need for and costs necessary to establish additional compliance, documentation, risk management and internal control procedures for Span Alaska;
•	Inability to maintain the key business and customer relationships of Span Alaska; and
•	The integration of corporate cultures and maintenance of employee morale.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
April 1 — 30, 2016	119,092	$37.40	119,092	2,232,308
May 1 — 31, 2016	34,500	35.17	34,500	2,197,808
June 1 — 30, 2016	186,409	33.17	186,409	2,011,399
Total	340,001	$34.85	340,001

(1)

On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 6.  EXHIBITS

2.1

Membership Interest Purchase Agreement, dated as of July 18, 2016, by and between Matson Logistics, Inc. and Span Holdings, LLC (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated July 18, 2016).

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

MATSON, INC.
(Registrant)

Date: August 3, 2016	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 3, 2016	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(Principal Accounting Officer)