Form 10-Q
period 2016-09-30
Matson, Inc.
filed 2016-11-08
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares of common stock outstanding as of September 30, 2016: 42,840,461

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenue:
Ocean Transportation	$398.0	$444.8	$1,135.0	$1,097.0
Logistics	102.4	99.5	287.3	293.1
Total Operating Revenue	500.4	544.3	1,422.3	1,390.1

Costs and Expenses:
Operating costs	411.4	424.8	1,177.7	1,107.5
Equity in income of related party Terminal Joint Venture	(3.6)	(4.5)	(9.2)	(13.1)
Selling, general and administrative	46.4	52.2	136.9	145.3
Total Costs and Expenses	454.2	472.5	1,305.4	1,239.7

Operating Income	46.2	71.8	116.9	150.4
Interest expense	(6.0)	(4.7)	(17.4)	(13.6)
Income before Income Taxes	40.2	67.1	99.5	136.8
Income tax expense	(15.2)	(25.6)	(38.4)	(60.4)
Net Income	$25.0	$41.5	$61.1	$76.4

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$25.0	$41.5	$61.1	$76.4
Other Comprehensive Income (Loss):
Net gain (loss) in prior service cost	—	—	0.7	(0.2)
Amortization of prior service cost included in net periodic pension cost	(0.3)	(0.4)	(0.9)	(1.0)
Amortization of net loss included in net periodic pension cost	0.9	1.1	3.0	3.4
Foreign currency translation and other adjustments	0.6	0.9	0.5	1.6
Total Other Comprehensive Income	1.2	1.6	3.3	3.8
Comprehensive Income	$26.2	$43.1	$64.4	$80.2

Basic Earnings Per-Share:	$0.58	$0.95	$1.42	$1.76
Diluted Earnings Per-Share:	$0.58	$0.94	$1.40	$1.74

Weighted Average Number of Shares Outstanding:
Basic	42.8	43.5	43.1	43.5
Diluted	43.2	44.0	43.5	44.0

Cash Dividends Per-Share	$0.19	$0.18	$0.55	$0.52

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$16.4	$25.5
Accounts receivable, net	225.6	214.3
Prepaid expenses and other assets	68.4	38.1
Total current assets	310.4	277.9
Long-term Assets:
Investment in related party Terminal Joint Venture	75.8	66.4
Property and equipment, net	908.1	860.3
Goodwill	324.1	241.6
Intangible assets, net	239.1	139.1
Capital Construction Fund - cash on deposit	110.9	—
Deferred dry-docking costs	76.6	57.6
Other long-term assets	28.1	26.9
Total assets	$2,073.1	$1,669.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$26.3	$22.0
Accounts payable	180.7	164.9
Payroll and vacation liabilities	23.9	23.1
Uninsured liabilities	20.0	27.1
Accrued and other liabilities	39.3	60.5
Total current liabilities	290.2	297.6
Long-term Liabilities:
Long-term debt	786.1	407.9
Deferred income taxes	335.2	310.5
Employee benefit plans	103.4	109.3
Uninsured and other liabilities	38.5	37.7
Multi-employer withdrawal liabilities	60.5	56.2
Total long-term liabilities	1,323.7	921.6
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Capital stock	32.1	32.6
Additional paid in capital	286.0	287.9
Accumulated other comprehensive loss	(43.6)	(46.9)
Retained earnings	184.7	177.0
Total shareholders’ equity	459.2	450.6
Total liabilities and shareholders’ equity	$2,073.1	$1,669.8

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net income	$61.1	$76.4
Reconciling adjustments:
Depreciation and amortization	71.8	59.1
Deferred income taxes	24.7	31.9
Share-based compensation expense	9.2	9.6
Equity in income of related party Terminal Joint Venture	(9.2)	(13.1)
Distribution from Terminal Joint Venture	—	8.8
Other	2.4	1.4
Changes in assets and liabilities:
Accounts receivable	(0.1)	(11.6)
Deferred dry-docking payments	(43.7)	(14.0)
Deferred dry-docking amortization	27.8	16.8
Prepaid expenses and other assets	(34.6)	(15.2)
Accounts payable and accrued liabilities	10.7	(2.1)
Other liabilities	(32.6)	11.0
Net cash provided by operating activities	87.5	159.0

Cash Flows From Investing Activities:
Capital expenditures	(67.3)	(30.3)
Capitalized vessel construction expenditures	(39.2)	—
Proceeds from disposal of property and equipment	2.2	4.7
Cash deposits into Capital Construction Fund	(123.4)	(77.9)
Withdrawals from Capital Construction Fund	12.5	93.7
Payments for membership interests in Span Alaska, net of cash acquired	(112.8)	—
Payments for Horizon’s common stock, net of cash acquired, and other acquisitions	—	(29.0)
Net cash used in investing activities	(328.0)	(38.8)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(13.7)	(13.4)
Proceeds from revolving credit facility	1,275.0	557.0
Repayments of revolving credit facility	(1,080.0)	(439.0)
Payments of financing costs	—	(0.9)
Proceeds from issuance of debt	200.0	—
Repayments of Span Alaska debt	(81.9)	—
Repayments of Horizon debt and redemption of warrants	—	(467.5)
Proceeds from issuance of capital stock	0.6	1.4
Tax withholding related to net share settlements of restricted stock units	(6.8)	(2.9)
Dividends paid	(24.0)	(22.8)
Payments for shares repurchased	(37.8)	—
Net cash provided by (used in) financing activities	231.4	(388.1)

Net Decrease in Cash and Cash Equivalents	(9.1)	(267.9)
Cash and cash equivalents, beginning of the period	25.5	293.4
Cash and cash equivalents, end of the period	$16.4	$25.5

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$15.7	$13.2
Income tax paid	$16.2	$34.2

Non-cash Information:
Capital expenditures included in accounts payable and accrued liabilities	$12.6	$6.1
Capital lease obligations	$—	$1.7

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANICAL STATEMENTS

(Unaudited)

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

Logistics: The Company’s logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides multimodal transportation services, including domestic and international rail intermodal service (“Intermodal”); long-haul and regional highway brokerage, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively "Highway"); less-than-container load consolidation and freight forwarding services (collectively “Freight Forwarding”); supply chain management; and warehousing and distribution services.

On August 4, 2016, Matson Logistics completed the purchase of 100 percent of the membership interests of Span Intermediate, LLC (“Span Alaska”), a Freight Forwarding business (see Note 3, Business Combinations).

2.          GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited.  The consolidated financial statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany revenues, and costs and expenses.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.

Due to the nature of the Company’s operations and the Company’s acquisition of Horizon Lines, Inc. (“Horizon”) on May 29, 2015, and Span Alaska on August 4, 2016, the results for interim periods are not necessarily indicative of results to be expected for the year.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 26, 2016.

The Condensed Consolidated Statements of Income and Comprehensive Income include the operations of Horizon from May 29, 2015, and Span Alaska from August 4, 2016.

Fiscal Period: The period end for Matson, Inc. covered by this report is September 30, 2016.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 23, 2016.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Property and Equipment: Property and equipment was $908.1 million and $860.3 million at September 30, 2016 and December 31, 2015, and is recorded net of accumulated depreciation of $1,183.8 million and $1,128.6 million, respectively.  Property and equipment includes vessel construction expenditures of $67.3 million and $29.2 million, and capitalized interest of $1.9 million and $0.8 million at September 30, 2016 and December 31, 2015, respectively.

Goodwill: Changes in the Company’s goodwill for the three and nine months ended September 30, 2016 and 2015 consist of the following (in millions):

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions	—	—	—
Balance at March 31, 2016	215.0	26.6	241.6
Additions	3.5	—	3.5
Balance at June 30, 2016	218.5	26.6	245.1
Additions	—	79.0	79.0
Balance at September 30, 2016	$218.5	$105.6	$324.1

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2014	$0.8	$26.6	$27.4
Additions	—	—	—
Balance at March 31, 2015	0.8	26.6	27.4
Additions	219.7	—	219.7
Balance at June 30, 2015	220.5	26.6	247.1
Additions	1.2	—	1.2
Balance at September 30, 2015	$221.7	$26.6	$248.3

Additions to Ocean Transportation goodwill for the three and nine months ended September 30, 2016 and 2015, relate to the Horizon acquisition, and additions to Logistics goodwill for the three and nine months ended September 30, 2016, relate to the Span Alaska acquisition (see Note 3, Business Combinations).

Intangible Assets, Net: Intangible assets were $239.1 million and $139.1 million at September 30, 2016 and December 31, 2015, and were recorded net of accumulated amortization of $18.5 million and $12.3 million, respectively.

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.  As of September 30, 2016 and December 31, 2015, the Company had $110.9 million and nominal amounts on deposit in the CCF, respectively.  These amounts are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.

During the three months ended September 30, 2016, the Company made cash deposits of $110.8 million into the CCF.  During the nine months ended September 30, 2016, the Company made cash deposits of $123.4 million into the CCF.  Additionally, $12.5 million of qualified cash withdrawal was made from the CCF during the nine months ended September 30, 2016.  On October 21, 2016, the Company withdrew $32.5 million from the CCF and paid a scheduled progress payment associated with the construction of the new vessels.

As of September 30, 2016 and December 31, 2015, $165.1 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivable into the CCF, such assigned amounts are classified as part of accounts receivable in the Condensed Consolidated Balance Sheets.

Accumulated Other Comprehensive Loss: Changes in accumulated other comprehensive loss by component, net of tax, for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

						Accumulated
			Non-	Foreign		Other
		Post	Qualified	Currency	Interest	Comprehensive
	Pensions	Retirement	Plans	Transaction	Hedge	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.9)	$1.0	$(0.6)	$(46.9)
Net gain in prior service costs	—	0.7	—	—	—	0.7
Amortization of prior service cost	(0.4)	—	—	—	—	(0.4)
Amortization of net loss	0.8	0.2	0.1	—	—	1.1
Foreign currency translation adjustment	—	—	—	(0.1)	—	(0.1)
Balance at March 31, 2016	(41.3)	(3.8)	(0.8)	0.9	(0.6)	(45.6)
Amortization of prior service cost	(0.3)	—	0.1	—	—	(0.2)
Amortization of net loss	0.8	0.2	—	—	—	1.0
Balance at June 30, 2016	(40.8)	(3.6)	(0.7)	0.9	(0.6)	(44.8)
Amortization of prior service cost	(0.3)	—	—	—	—	(0.3)
Amortization of net loss	0.8	0.2	(0.1)	—	—	0.9
Foreign currency translation adjustment	—	—	—	0.6	—	0.6
Balance at September 30, 2016	$(40.3)	$(3.4)	$(0.8)	$1.5	$(0.6)	$(43.6)

						Accumulated
			Non-	Foreign		Other
		Post	Qualified	Currency	Interest	Comprehensive
	Pensions	Retirement	Plans	Transaction	Hedge	Income (Loss)
Balance at December 31, 2014	$(45.0)	$(7.2)	$(0.7)	$0.3	$(0.7)	$(53.3)
Net loss in prior service costs	(0.2)	—	—	—	—	(0.2)
Amortization of prior service cost	(0.4)	—	—	—	—	(0.4)
Amortization of net loss	1.0	0.4	—	—	—	1.4
Foreign currency translation adjustment	—	—	—	0.1	—	0.1
Balance at March 31, 2015	(44.6)	(6.8)	(0.7)	0.4	(0.7)	(52.4)
Amortization of prior service cost	(0.2)	0.1	(0.1)	—	—	(0.2)
Amortization of net loss	0.9	0.2	(0.2)	—	—	0.9
Foreign currency translation adjustment	—	—	—	0.6	—	0.6
Balance at June 30, 2015	(43.9)	(6.5)	(1.0)	1.0	(0.7)	(51.1)
Amortization of prior service cost	(0.4)	—	—	—	—	(0.4)
Amortization of net loss	1.0	0.1	—	—	—	1.1
Foreign currency translation adjustment	—	—	—	0.8	—	0.8
Other	—	—	—	—	0.1	0.1
Balance at September 30, 2015	$(43.3)	$(6.4)	$(1.0)	$1.8	$(0.6)	$(49.5)

Contingencies: Environmental Matters: In September 2013, molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company.  The Company cooperated with federal and state agencies involved in responding to and investigating the incident.  The Hawaii Department of Health reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

The Company previously resolved all federal criminal claims, and all criminal, civil and administrative claims that the State of Hawaii may have had arising from the molasses release.  On October 13, 2016, the United States Department of Justice delivered a letter to Company counsel stating that it is prepared to file a civil penalty action under the Clean Water Act but would be willing to discuss a potential resolution of those claims prior to filing an action.  The Company believes it has defenses against those claims.

In addition to the molasses release discussed above, the Company’s ocean transportation business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Matters: The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Subsequent Event: On October 27, 2016, the Company entered into a private placement commitment letter under which it expects to issue $75 million of 11-year senior unsecured notes (the “11-year Notes”) within 90 days, subject to entering into definitive documentation and satisfying other customary closing conditions.  The 11-year Notes are expected to have a weighted average life of approximately 8 years, a fixed interest rate of 3.37 percent, and financial and other covenants that are substantially the same as the covenants in the Company’s existing outstanding senior unsecured notes.  Proceeds of the 11-year Notes are expected to be used to pay down the Company’s revolving credit facility and for general corporate purposes.

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

3.          BUSINESS COMBINATION

Span Alaska Acquisition:  On August 4, 2016 (the “Effective Date”), Matson Logistics completed the purchase of 100 percent of the membership interests of Span Alaska pursuant to the terms of the Membership Interest Purchase Agreement, dated July 18, 2016.  At the Effective Date, Span Alaska became a wholly-owned subsidiary of Matson Logistics.  Span Alaska is an asset-light logistics company providing freight forwarding services primarily to the Alaska market.  Span Alaska consolidates freight in Auburn, Washington, for shipment to Alaska and distribution through a network of terminals in Anchorage, Fairbanks, Wasilla, Kenai, Juneau and Kodiak.  Span Alaska’s operations are recorded within the Logistics segment of the Company.

Total consideration paid by the Company on the Effective Date for the membership interests in Span Alaska including the repayment of Span Alaska’s debt and accrued interest, is as follows:

(in millions)	Total Consideration
Membership interests in Span Alaska	$117.2
Span Alaska’s debt (including accrued interest)	81.9
Total	$199.1

The Span Alaska acquisition was accounted for as a business combination in accordance with ASC 805.  The assets acquired and liabilities assumed in the Span Alaska acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgement, and include estimates used in the valuation of property and equipment, and intangible assets.  The Company’s fair value estimates are subject to revision pending the Company’s final fair value analysis and purchase price calculations.  Final estimates of fair value may be significantly different from those reflected in the Company’s Condensed Consolidated Financial Statements as of September 30, 2016.

The following table summarizes the preliminary fair values assigned to Span Alaska’s assets acquired and liabilities assumed at the Effective Date:

Purchase Price Allocation (in millions)	Total
Cash and cash equivalents	$4.4
Accounts receivable	11.1
Other current and long-term assets	1.0
Property and equipment	8.1
Intangibles – Customer relationships	79.0
Intangibles – Trade name	27.3
Accounts payable	(3.3)
Accruals and other current liabilities	(6.3)
Capital lease obligations	(1.2)
Span Alaska’s debt	(81.9)
Total identifiable assets less liabilities	38.2
Total consideration for membership interests in Span Alaska	(117.2)
Goodwill	$79.0

Property and equipment: Property and equipment of $8.1 million includes the fair value of terminal and transportation equipment (trucks, forklifts, trailers, containers and other warehouse equipment), leasehold improvements and other office equipment.

Intangibles - The customer relationships and trade name intangible assets were recorded using preliminary information obtained from valuation specialists engaged by the Company to assist management with estimating the fair value of these intangible assets.

Customer relationships: Intangibles of $79.0 million related to customer relationships which are being amortized over 20 years.  In determining the amortization period, the Company considered the historical trends of Span Alaska’s customers and related attrition rates.  The Company also considered potential future attrition risks, existing competition, the costs associated with establishing a Freight Forwarding business including the need to develop a broad base of customer relationships over a period of time.  Furthermore, the Company considered existing relationships with ocean transportation service providers in Alaska, and the potential impact on competition.  As a result, the Company believes that Span Alaska’s customers are considered less vulnerable to attrition.

Trade name: Intangibles of $27.3 million related to the Span Alaska trade name, which was determined to have an indefinite life.  Span Alaska has operated for a period in excess of 38 years, and its trade name is widely known in Alaska for high quality and reliable Freight Forwarding services.  The Span Alaska operations will continue to be operated under the Span Alaska trade name, independent of Matson’s ocean transportation operation in Alaska.

Span Alaska’s debt: The Company repaid all of Span Alaska’s debt including accrued interest of $81.9 million, as of the Effective Date.

Goodwill: The Company recorded goodwill of $79.0 million from the Span Acquisition, which represents the excess of the fair value of consideration paid by the Company over the fair value of the underlying identifiable assets acquired and liabilities assumed.   In accordance with Accounting Standards Codification (ASC) 805, Business Combination (“ASC 805”), goodwill will not be amortized, but instead will be tested for impairment at least annually, or whenever events or circumstances have occurred that may indicate a possible impairment.

Goodwill arises as a result of several factors: (i) The Span Alaska acquisition significantly expands Matson’s Logistics’ platform and Matson’s long-term commitment into the Alaska market; (ii) Span Alaska is a leading freight forwarding business and continues to be led by an experienced management team and assembled workforce with knowledge of the Alaska industry and of its customers; and (iii) the additional growth potential of Span Alaska.

The Company's Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 include operating revenue of $8.5 million (after elimination of intercompany revenue), and operating income of $1.3 million, respectively, from Span Alaska’s operations.  One-time acquisition related costs of approximately $2.9 million incurred as a result of the Span Alaska acquisition, is included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income.

Horizon Acquisition: On May 29, 2015, Matson completed its acquisition of Horizon whereby MatNav acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  Immediately before the completion of the Horizon Acquisition, Horizon sold certain of its subsidiaries to the Pasha Group (the “Pasha Transaction”) that: (i) conducted Horizon’s Hawaii operations (including owning the assets used to conduct such Hawaii operations and being responsible for the liabilities related thereto), and (ii) employed the Horizon employees who conducted its Hawaii operations.  Horizon also completed the termination of its Puerto Rico operations during the first quarter of 2015.  The Alaska operations are recorded within the Ocean Transportation segment of the Company.

Total consideration for the Horizon Acquisition was $495.4 million based on the fair value of common shares of $29.4 million, warrants of $37.1 million, and Horizon’s debt including accrued interest and breakage fees of $428.9 million.  Immediately following the close of the Horizon Acquisition, the Company repaid the assumed debt and redeemed all of Horizon’s outstanding warrants.

The Horizon Acquisition was accounted for as a business combination in accordance with ASC 805.  Assets acquired and liabilities assumed were recorded at estimated fair value at May 29, 2015, with the remaining unallocated purchase price of $217.7 million recorded as goodwill.  As of June 30, 2016, the purchase price accounting for the Horizon Acquisition was considered final.

The Company's Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 include operating revenue of $74.0 million and $208.2 million, and operating income of $11.3 million and $21.6 million, respectively, from Horizon’s operations.  One-time acquisition related costs incurred post December 31, 2015 were not material.

Pro Forma Financial Information (Unaudited): The following unaudited pro forma financial information presents the combined operating results of the Company, and those of Horizon (excluding its Hawaii operations) and Span Alaska, as if the Horizon and Span Alaska acquisitions had been completed at the beginning of each period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  Unaudited pro forma operating revenue is presented after elimination of intercompany revenue.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Horizon and Span Alaska acquisitions had taken place at the beginning of the periods presented, nor should it be taken as an indication of our future consolidated results of operations.

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per-share amount)	2016	2015	2016	2015
Pro Forma Combined:
Operating revenue	$507.0	$559.1	$1,457.5	$1,569.5
Net income	$28.2	$38.3	$67.7	$68.9

Basic Earnings Per-Share:	$0.66	$0.88	$1.57	$1.58
Diluted Earnings Per-Share:	$0.66	$0.87	$1.56	$1.57

Weighted-Average Number of Shares Outstanding:
Basic	42.8	43.5	43.1	43.5
Diluted	43.2	44.0	43.5	44.0

4.          DEBT

At September 30, 2016 and December 31, 2015, the Company’s debt consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
Term Loans:
5.79%, payable through 2020	$28.0	$31.5
3.66%, payable through 2023	63.8	68.4
4.16%, payable through 2027	55.0	55.0
4.31%, payable through 2032	37.5	37.5
3.14%, payable through 2031	200.0	—
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	26.4	28.6
5.27%, payable through 2029	28.6	30.8
Revolving credit facility	195.0	—
Capital leases	3.1	3.1
Total Debt	812.4	429.9
Less: Current portion	(26.3)	(22.0)
Total Long-term Debt	$786.1	$407.9

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Term Loans: On September 14, 2016, the Company entered into an amended and restated private placement note purchase agreement (the “2016 Note Purchase Agreement”), pursuant to which Matson issued $200.0 million in 15-year final maturity senior unsecured notes (the “Series D Notes”).  The Series D Notes have a weighted average life of approximately 8.5 years and bear interest at a rate of 3.14 percent, payable semi-annually.  Proceeds from the Series D Notes were used to pay down the Company’s revolving credit facility and for general corporate purposes.

The Series D Notes will begin to amortize in March 2019, with semi-annual principal payments of $6.0 million in 2019.  During the years 2020 to 2023, the semi-annual principal payments will be $9.2 million.  Starting in March 2024, and in each year thereafter through maturity in September 2031, the semi-annual principal payments will be $7.15 million.

The 2016 Note Purchase Agreement amends and restates Matson’s Second Amended and Restated Note Agreement dated as of June 4, 2012, as amended prior to the date hereof, under which, in addition to the Series D Notes, an aggregate principal amount of approximately $184.3 million in Matson’s existing Series B and C senior unsecured notes is outstanding as of the date hereof.  The 2016 Note Purchase Agreement also includes an uncommitted shelf facility pursuant to which Matson may, subject to the conditions and limitations specified in the 2016 Note Purchase Agreement, issue additional notes.

Matson’s obligations under the existing senior notes and the Series D Notes are guaranteed by Matson’s principal operating subsidiary MatNav and by certain other subsidiaries.

Principal covenants contained in the 2016 Note Purchase Agreement include, but are not limited to, the requirements that Matson:

a)	Not permit the ratio of debt to consolidated EBITDA to exceed 3.25 to 1.00 for each fiscal four quarter period, except under certain pre-defined circumstances;
b)	Not permit the ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period to be less than 3.50 to 1.00; and
c)

Not permit the aggregate principal amount of Priority Debt at any time to exceed 20% (subject to reduction to 17.5% upon the earlier of December 31, 2017 and upon the occurrence of certain events) of Consolidated Tangible Assets; and not permit the aggregate principal amount of Priority Debt that is not Title XI Priority Debt at any time to exceed 10% of Consolidated Tangible Assets (all as defined in the 2016 Note Purchase Agreement).

Furthermore, the 2016 Note Purchase Agreement generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI Debt (as defined in the 2016 Note Purchase Agreement) up to certain thresholds.  Additionally, prepayment of amounts borrowed under the 2016 Note Purchase Agreement may be made in whole or in part at par plus a yield maintenance premium, as defined in the 2016 Note Purchase Agreement.

The Company was in compliance with these covenants as of September 30, 2016.

Revolving Credit Facility: Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments are not required until maturity date of July 30, 2020.  As of September 30, 2016, the Company had $193.8 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 1.69 percent during the three months ended September 30, 2016.

5.          PENSION AND OTHER POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and other post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the nine months ended September 30, 2016 and 2015 (in millions):

	Pension Benefits		Other Post-retirement Benefits
	September 30,		September 30,
Components of Net Periodic Benefit Cost:	2016	2015	2016	2015
Service cost	$3.0	$2.6	$1.1	$1.2
Interest cost	7.3	7.1	2.0	1.9
Expected return on plan assets	(10.0)	(10.4)	—	—
Amortization of net loss	4.1	4.8	0.9	1.8
Amortization of prior service cost	(1.7)	(1.7)	—	—
Net periodic benefit cost	$2.7	$2.4	$4.0	$4.9

During the nine months ended September 30, 2016, the Company contributed $7.5 million to its defined benefit pension plans.  No further contribution is expected to be paid in 2016.

6.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2016, the Company granted approximately 15,500 and 325,000 of time-based and performance-based shares to certain of its employees at a $36.95 and $37.64 weighted-average grant date fair value, respectively.

Total stock-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $3.0 million and $2.0 million for the three months ended September 30, 2016 and 2015, respectively, and $9.2 million and $9.6 million for the nine months ended September 30, 2016 and 2015, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $14.9 million at September 30, 2016, and is expected to be recognized over a weighted-average period of 1.9 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

7.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and nine months ended September 30, 2016 and 2015, is as follows (in millions, except per-share amounts):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$25.0	42.8	$0.58	$61.1	43.1	$1.42
Effect of Dilutive Securities:		0.4	—		0.4	(0.02)
Diluted:	$25.0	43.2	$0.58	$61.1	43.5	$1.40

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount
Basic:	$41.5	43.5	$0.95	$76.4	43.5	$1.76
Effect of Dilutive Securities:		0.5	(0.01)		0.5	(0.02)
Diluted:	$41.5	44.0	$0.94	$76.4	44.0	$1.74

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are as follows (in millions):

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	September 30, 2016	Fair Value Measurements at September 30, 2016
Cash and cash equivalents	$16.4	$16.4	$16.4	$—	$—
Accounts receivable, net	225.6	225.6	—	225.6	—
Variable rate debt	195.0	195.0	—	195.0	—
Fixed rate debt	617.4	653.6	—	653.6	—

	December 31, 2015	Fair Value Measurements at December 31, 2015
Cash and cash equivalents	$25.5	$25.5	$25.5	$—	$—
Accounts receivable, net	214.3	214.3	—	214.3	—
Fixed rate debt	429.9	443.8	—	443.8	—

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment.  Accordingly, intersegment revenue of $6.7 million and $10.3 million for the three months and nine months ended September 30, 2016, respectively, and $3.4 million and $8.9 million for the three months and nine months ended September 30, 2015, respectively, have been eliminated from the Logistics segment in the table below.

The Company's Terminal Joint Venture segment has been aggregated into the Company's Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company's Ocean Transportation business and has similar economic characteristics.

Reportable segment results for the three and nine months ended September 30, 2016 and 2015 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Revenue:
Ocean Transportation	$398.0	$444.8	$1,135.0	$1,097.0
Logistics	102.4	99.5	287.3	293.1
Total Operating Revenue	$500.4	$544.3	$1,422.3	$1,390.1
Operating Income:
Ocean Transportation	$42.7	$68.9	$109.6	$144.2
Logistics	3.5	2.9	7.3	6.2
Total Operating Income	46.2	71.8	116.9	150.4
Interest expense, net	(6.0)	(4.7)	(17.4)	(13.6)
Income before Income Taxes	40.2	67.1	99.5	136.8
Income taxes	(15.2)	(25.6)	(38.4)	(60.4)
Net Income	$25.0	$41.5	$61.1	$76.4

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, and the factors that are described in Part II, Item 1A under the caption of “Risk Factors” of Matson’s Form 10-Q for the quarterly period ended June 30, 2016, filed with the SEC on August 3, 2016.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

The Company’s 2016 outlook includes the effects of the acquisition of Span Alaska in the fourth quarter 2016.

Ocean Transportation: The Company’s third quarter 2016 Hawaii container volume declined year-over-year, primarily due to the absence of volume gains associated with a competitor’s service reconfiguration and service issues in the third quarter 2015, and a slower than expected growth environment.  Despite the lull in market volumes during the third quarter 2016, the Company continues to believe that the Hawaii economy is healthy and expects construction activity to support market growth in the future.  For the fourth quarter 2016, the Company expects its Hawaii container volume to be lower than the fourth quarter 2015, which benefited from volume gains associated with a competitor’s service reconfiguration and related issues.

In China, the Company’s container volume in the third quarter 2016 was slightly lower year-over-year, as continued market softness in the first two months of the quarter was partially offset by increased demand for the Company’s expedited service offering related to the market dislocation that followed Hanjin Shipping’s bankruptcy filing on September 1, 2016.  The Company realized a sizeable rate premium in the third quarter 2016, but as expected, average freight rates were significantly lower than the third quarter 2015.  In the fourth quarter 2016, the Company expects higher container volume as its expedited service offering remains highly differentiated amid a challenged international container shipping market that continues to be plagued by chronic over-capacity.

In Guam, as expected, the Company’s container volume in the third quarter 2016 was modestly lower on a year-over-year basis, the result of competitive losses to a bi-weekly U.S. flagged containership service that commenced in January 2016.  In the fourth quarter 2016, the Company expects to experience continued modest competitive volume losses.

In Alaska, the Company’s container volume for the third quarter 2016 was lower than expected, declining more than 10 percent year-over-year as northbound freight volume was challenged by energy sector related macroeconomic headwinds and southbound volume was impacted by an unexpectedly lower seafood harvest in 2016.  For the fourth quarter 2016, the Company expects the ongoing muted economic activity in Alaska to result in container volume that approximates the level achieved in the fourth quarter 2015.

For the full year 2016, the Company’s terminal joint venture, SSAT, is expected to contribute profits lower than the $16.5 million contributed in 2015, primarily due to the absence of factors related to the clearing of international cargo backlog in the first half 2015 that resulted from the U.S. West Coast labor disruptions.

As a result, the Company expects fourth quarter 2016 Ocean Transportation operating income to be approximately 15 percent lower than the fourth quarter 2015 level of $43.6 million.

Logistics: On August 4, 2016, Matson Logistics completed its previously announced acquisition of Span Alaska, a market leading provider of less-than container load freight consolidation and forwarding services to Alaska, for total consideration of $199.1 million (the “Span Alaska Acquisition”).  As a result, the Company expects its Logistics segment operating income for the full year 2016 to be approximately $11 million.

Interest Expense: The Company expects its interest expense in 2016 to be approximately $24 million, including interest related to the issuance of $200 million of 15-year senior unsecured notes on September 14, 2016, bearing interest at 3.14 percent.

Income Tax Expense: The Company expects its effective tax rate for the full year 2016 to be approximately 39 percent.

Capital Spending and Vessel Dry-docking: On August 25, 2016, MatNav and General Dynamics NASSCO (“NASSCO”) entered into a definitive agreement pursuant to which NASSCO will construct two new combination container and roll-on/roll-off vessels for the Company’s Hawaii fleet at a contract price of $511 million for both vessels, with deliveries scheduled for the end of 2019 and mid-year 2020.  In the first nine months of 2016, the Company made capital expenditure payments of $67.3 million, capitalized vessel construction expenditures of $39.2 million, and dry-docking payments of $43.7 million.  For the full year 2016, the Company expects to make capital expenditure payments of approximately $90 million, capitalized vessel construction expenditures of approximately $96 million, and dry-docking payments of approximately $57 million.  For the full year 2016, the Company expects depreciation and amortization to total approximately $136 million compared to $105.8 million in 2015, inclusive of dry-docking amortization of approximately $38 million expected in 2016 and $23.1 million in 2015.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended September 30, 2016 compared with 2015:

	Three Months Ended September 30,
(dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$500.4	$544.3	(8.1)%
Operating costs and expenses	(454.2)	(472.5)	(3.9)%
Operating income	46.2	71.8	(35.7)%
Interest expense	(6.0)	(4.7)	27.7%
Income before income taxes	40.2	67.1	(40.1)%
Income tax expense	(15.2)	(25.6)	(40.6)%
Net income	$25.0	$41.5	(39.8)%
Basic earnings per-share	$0.58	$0.95	(38.9)%
Diluted earnings per-share	$0.58	$0.94	(38.3)%

Consolidated results of operations include the logistics operating results of Span Alaska from the date of the Span Alaska acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

Consolidated operating revenue for the third quarter 2016 decreased $43.9 million, or 8.1 percent, compared to the third quarter 2015.  This decrease was due to $46.8 million lower revenue from Ocean Transportation, offset by $2.9 million higher revenue from Logistics.

Operating costs and expenses for the third quarter 2016 decreased $18.3 million, or 3.9 percent, compared to the third quarter 2015.  The decrease was due to a $20.6 million decrease in operating costs and expenses from Ocean Transportation, offset by a $2.3 million increase in operating costs and expenses from Logistics.

Interest expense increased $1.3 million to $6.0 million for the third quarter 2016 compared to $4.7 million in third quarter 2015, due to non-cash interest accretion of the fair value of the Puerto Rico multi-employer liability, and increased revolver and long-term borrowings during the three months ended September 30, 2016.

Income tax expense was $15.2 million, or 37.8 percent of income before income taxes, for the third quarter 2016, compared to $25.6 million, or 38.2 percent of income before income taxes, for the third quarter 2015.  The income tax rate for 2015 was negatively impacted by non-deductible expenses as a result of the Horizon Acquisition in 2015.

Consolidated Results: Nine months ended September 30, 2016 compared with 2015:

	Nine Months Ended September 30,
(dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$1,422.3	$1,390.1	2.3%
Operating costs and expenses	(1,305.4)	(1,239.7)	5.3%
Operating income	116.9	150.4	(22.3)%
Interest expense	(17.4)	(13.6)	27.9%
Income before income taxes	99.5	136.8	(27.3)%
Income tax expense	(38.4)	(60.4)	(36.4)%
Net income	$61.1	$76.4	(20.0)%
Basic earnings per-share	$1.42	$1.76	(19.3)%
Diluted earnings per-share	$1.40	$1.74	(19.5)%

Consolidated results of operations include ocean transportation operating results of Alaska and logistics operating results of Span Alaska from the date of the Horizon Acquisition on May 29, 2015, and the Span Alaska acquisition on August 4, 2016, respectively.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

Consolidated operating revenue for the nine months ended September 30, 2016 increased $32.2 million, or 2.3 percent, compared to the nine months ended September 30, 2015.  This increase was due to $38.0 million higher revenue from Ocean Transportation, offset by $5.8 million lower revenue from Logistics.

Operating costs and expenses for the nine months ended September 30, 2016 increased $65.7 million, or 5.3 percent, compared to the nine months ended September 30, 2015.  The increase was due to a $72.6 million increase, offset by a $6.9 million decrease in operating costs and expenses from Ocean Transportation and Logistics segments, respectively.

Interest expense increased $3.8 million to $17.4 million for the nine months ended September 30, 2016 compared to $13.6 million in nine months ended September 30, 2015, due to non-cash interest accretion of the fair value of the Puerto Rico multi-employer liability, and increased revolver and long-term borrowings during the nine months ended September 30, 2016.

Income tax expense was $38.4 million, or 38.6 percent of income before income taxes, for the nine months ended September 30, 2016, compared to $60.4 million, or 44.2 percent of income before income taxes, for the nine months ended September 30, 2015.  The income tax rate for 2015 was negatively impacted by a non-cash adjustment to deferred tax assets, and by changes in the value of deferred taxes and non-deductible expenses as a result of the Horizon Acquisition.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended September 30, 2016 compared with 2015:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue	$398.0	$444.8	(10.5)%
Operating costs and expenses	355.3	375.9	(5.5)%
Operating income	$42.7	$68.9	(38.0)%
Operating income margin	10.7%	15.5%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	40,500	44,000	(8.0)%
Hawaii automobiles	17,700	17,800	(0.6)%
Alaska containers	18,300	20,500	(10.7)%
China containers	16,300	16,800	(3.0)%
Guam containers	6,200	6,500	(4.6)%
Micronesia/South Pacific Containers	2,700	2,400	12.5%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue decreased $46.8 million, or 10.5 percent, during the third quarter 2016 compared with the third quarter 2015.  This decrease was primarily due to lower fuel surcharge revenue, lower freight rates in the Company’s China service, and lower container volume in Hawaii, Alaska and Guam, partially offset by higher freight rates in Hawaii and Guam.

On a  year-over-year FEU basis, Hawaii container volume decreased by 8.0 percent primarily due the absence of volume gains attributed to a competitor's service reconfiguration and vessel mechanical failure in the prior year; Alaska volume decreased by 10.7 percent due to ongoing macroeconomic headwinds related to energy prices and a lower seafood harvest; China volume was 3.0 percent lower due to continued market softness; and Guam volume was 4.6 percent lower due to competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016.

Ocean Transportation operating income decreased $26.2 million, or 38.0 percent, during the third quarter 2016 compared with the third quarter 2015.  The decrease was primarily due to lower freight rates in China, and lower container volume in Hawaii and Alaska.  Partially offsetting these unfavorable year-over-year comparisons were the absence of selling, general and administrative expenses related to the Horizon Acquisition, and higher freight rates in Hawaii and Guam.

The Company’s SSAT terminal joint venture investment contributed $3.6 million during the third quarter 2016, compared to $4.5 million in the third quarter 2015.  The $0.9 million year-over-year decrease was primarily due to an increase in SSAT’s allowance for doubtful accounts receivable, partially offset by improved lift volume.

Ocean Transportation Operating Results: Nine months ended September 30, 2016 compared with 2015:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue (1)	$1,135.0	$1,097.0	3.5%
Operating costs and expenses (1)	1,025.4	952.8	7.6%
Operating income (1)	$109.6	$144.2	(24.0)%
Operating income margin (1)	9.7%	13.1%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (2)
Hawaii containers	118,700	116,100	2.2%
Hawaii automobiles	56,200	51,500	9.1%
Alaska containers (1)	52,500	26,000	101.9%
China containers	43,400	48,400	(10.3)%
Guam containers	18,300	18,700	(2.1)%
Micronesia/South Pacific Containers	6,900	6,300	9.5%

(1)	Includes Alaska operations from the date of Horizon Acquisition on May 29, 2015.
(2)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue increased $38.0 million, or 3.5 percent, during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska service for the full nine-month period and higher container volume and yield in Hawaii, partially offset by lower freight rates and container volume in the Company’s China service and lower fuel surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume increased by 2.2 percent due to competitive gains associated with a competitors’ service reconfiguration in 2015 and modest market growth; Alaska volume increased due to the inclusion of a full nine-month period in 2016; China volume was 10.3 percent lower due to market softness and the absence of the high demand experienced in the first half of 2015 related to the U.S. West Coast labor disruptions; and Guam volume was 2.1 percent lower primarily due to competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016.

Ocean Transportation operating income decreased $34.6 million, or 24.0 percent, during the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.  The decrease was primarily due to lower freight rates and volume in the China service, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade in the first half of 2016, and higher terminal handling expenses.  Partially offsetting these unfavorable items were the absence of selling, general and administrative expenses related to the Horizon Acquisition and costs related to the Molasses Settlement, and container volume and yield improvements in Hawaii.

The Company’s SSAT terminal joint venture investment contributed $9.2 million during the nine months ended September 30, 2016, compared to $13.1 million in the nine months ended September 30, 2015.  On a year-over-year basis, SSAT’s lift volume improved during the first nine months of 2016; however, the positive impact of lift volume was more than offset by the absence of the benefits related to the clearing of international cargo volume after the U.S. West Coast labor disruptions in the first half 2015 and by an increase in SSAT’s allowance for doubtful accounts receivable.

Logistics Operating Results: Three months ended September 30, 2016 compared with 2015:

	Three Months Ended September 30,
(dollars in millions)	2016	2015	Change
Logistics Revenue (1)	$102.4	$99.5	2.9%
Operating costs and expenses (1)	98.9	96.6	2.4%
Operating income (1)	$3.5	$2.9	20.7%
Operating income margin (1)	3.4%	2.9%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $2.9 million, or 2.9 percent, during the third quarter 2016 compared with the third quarter 2015.  This increase was primarily due to the inclusion of freight forwarding revenue from the Span Alaska Acquisition effective August 4, 2016, partially offset by lower fuel surcharge revenue and lower volume.

Logistics operating income increased $0.6 million during the third quarter 2016 compared with the third quarter 2015.  The increase was primarily due to the inclusion of freight forwarding operating results effective August 4, 2016 attributable to the Span Alaska Acquisition, partially offset by lower intermodal yield.

Logistics Operating Results: Nine months ended September 30, 2016 compared with 2015:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015	Change
Logistics Revenue (1)	$287.3	$293.1	(2.0)%
Operating costs and expenses (1)	280.0	286.9	(2.4)%
Operating income (1)	$7.3	$6.2	17.7%
Operating income margin (1)	2.5%	2.1%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue decreased $5.8 million, or 2.0 percent, during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  The decrease was primarily the result of lower fuel surcharge revenue, largely offset by the inclusion of freight forwarding revenue from the Span Alaska Acquisition.

Logistics operating income increased by $1.1 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, primarily due to the inclusion of freight forwarding operating results from the Span Alaska Acquisition, higher intermodal volume, and higher highway yield, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at September 30, 2016, compared to December 31, 2015 are as follows:

	September 30,	December 31,
Sources of Liquidity (in millions)	2016	2015	Change
Cash and cash equivalents	$16.4	$25.5	$(9.1)
Accounts receivable, net (1)	225.6	214.3	11.3
Capital Construction Fund - cash on deposit (2)	110.9	—	110.9

(1)

As of September 30, 2016 and December 31, 2015, $165.1 million and $176.6 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

(2)	On October 21, 2016, the Company withdrew $32.5 million from the CCF and paid a scheduled progress payment associated with the construction of the new vessels.

Revolving Credit Facility: As of September 30, 2016, the Company had $193.8 million of availability under the revolving credit facility, with a maturity date of July 30, 2020.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, were as follows:

	Nine Months Ended September 30,		Change
Cash Flow Information (in millions)	2016	2015	2016-2015
Net cash provided by operating activities (1)	$87.5	$159.0	$(71.5)
Net cash used in investing activities (2)	(328.0)	(38.8)	(289.2)
Net cash provided by (used in) financing activities (3)	231.4	(388.1)	619.5
Net decrease in cash and cash equivalents	(9.1)	(267.9)	258.8
Cash and cash equivalents, beginning of the period	25.5	293.4	(267.9)
Cash and cash equivalents, end of the period	$16.4	$25.5	$(9.1)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Decrease in net income from operations	$(15.3)
Increase in adjustments for non-cash related charges, net	21.0
Decrease in distributions received from related party Terminal Joint Venture	(8.8)
Increase in deferred dry-docking payments	(29.7)
Change in accounts receivable	11.5
Change in prepaid expenses and other assets	(19.4)
Change in accounts payable and accrued liabilities	12.8
Change in other liabilities	(43.6)
Total	$(71.5)

Decrease in distributions from related party Terminal Joint Venture was due to no distributions received during the nine months ended September, 2016, compared to $8.8 million of distributions received during the nine months ended September 30, 2015.  Increase in deferred dry-docking payments was due to an increased number of vessels in dry-docking during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Changes in accounts receivable are due to the timing of billings and collections, and changes in prepaid expenses and other assets are due to the timing of income tax and other advanced payments during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.  Changes in accounts payable and accrued liabilities, and other liabilities are due to increased liabilities associated with the Horizon Acquisition, and the timing of other liability payments during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Increase in capital expenditures	$(37.0)
Increase in capitalized vessel construction expenditures	(39.2)
Increase in cash deposits into CCF	(45.5)
Decrease in cash withdrawals from CCF	(81.2)
Payments for membership interests in Span Alaska, net of cash acquired	(112.8)
Payments for the Horizon and other acquisitions, net of cash acquired	29.0
Decrease in proceeds from disposal of property and equipment	(2.5)
Total	$(289.2)

Capital expenditures (excluding capitalized vessel construction expenditures) increased from $30.3 million in the nine months ended September 30, 2015 to $67.3 million in the nine months ended September 30, 2016.  The increase was due primarily to the acquisition of new containers and terminal equipment, capital expenditures on vessels including the installation of scrubbers on vessels acquired as part of the Horizon Acquisition, and other capital expenditure.  Capitalized vessel construction expenditures were $39.2 million for the nine months ended September 30, 2016 primarily related to scheduled vessel construction contract payments.  There were no payments during the nine months ended September 30, 2015.  Changes in deposits into the CCF, and withdrawals from the CCF during the nine months ended September 30, 2016, are due to expected future qualified withdrawals from the CCF related to vessel construction expenditures.

During the nine months ended September 30, 2016, the Company paid $112.8 million related to the acquisition of Span Alaska compared to $29.0 million paid during the nine months ended September 30, 2015 related to the Horizon Acquisition and other acquisitions (see Note 3, Business Combinations, of the Condensed Consolidated Financial Statements).

(3) Change in net cash provided by (used in) financing activities:

Changes in net cash provided by financing activities for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015 are due to the following:

Change
(dollars in millions)	2016-2015
Payments of Horizon debt and redemption of warrants, net	$467.5
Payments of Span Alaska debt	(81.9)
Increase in proceeds received from issuance of debt	200.0
Decrease in repayments of debt and capital leases	(0.3)
Change in borrowings under revolving credit facility, net	77.9
Stock repurchase payments	(37.8)
Decrease in other payments, net	(5.9)
Total	$619.5

During the nine months ended September 30, 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants related to the Horizon Acquisition, for total payments of $467.5 million.  During the nine months ended September 30, 2016, the Company repaid $81.9 million of borrowings related to the Span Acquisition.  During the nine months ended September 30, 2016, the Company borrowed $200.0 million in long-term debt.  During the nine months ended September 30, 2016, the Company increased its net borrowings under its revolving credit facility to $195.0 million at September 30, 2016 from $118.0 million at September 30, 2015, primarily to fund increased dry-docking and capital expenditures, share repurchases, and cash deposits into the CCF.  During nine months ended September 30, 2016, the Company paid $37.8 million in share repurchases.  There were no share repurchases during the nine months ended September 30, 2015.

Working Capital: The Company had working capital of $20.2 million at September 30, 2016, compared to $19.7 million deficiency at December 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015, which is incorporated herein by reference, except as described below.

At September 30, 2016, the Company had the following additional estimated contractual obligations:

		Payment Due By Period
Contractual Obligations (in millions)	2016	2017-2018	2019-2020	Thereafter	Total
Construction of vessels (1)	$—	$241.2	$244.3	$—	$485.5
Other capital expenditures (2)	14.1	17.2	—	—	31.3
Term loans - Series D Notes (3)	—	—	30.4	169.6	200.0
Revolving credit facility (4)	—	—	195.0	—	195.0
Capital lease obligations (5)	0.2	0.8	0.1	—	1.1
Estimated interest on debt (6)	0.9	19.3	17.2	29.1	66.5
Operating lease and other obligations (7)	1.1	18.1	13.9	7.4	40.5
Total	$16.3	$296.6	$500.9	$206.1	$1,019.9

(1)	Construction of vessels represents a new contractual agreement entered into on August 25, 2016 for the construction of two Kanaloa Class vessels.
(2)	Other capital expenditures relate to dry-docking related obligations and other capital obligations.
(3)	Series D Notes represent new long-term borrowings funded on September 14, 2016.
(4)	Revolving credit facility repayment date is based upon July 30, 2020, as principle payments are not required under this credit facility until maturity date.
(5)	Capital lease obligations represent outstanding principal repayments assumed in the Span Alaska acquisition.
(6)

Estimated interest on debt is determined based on: (i) fixed interest rate and payment terms of the Series D Notes; (ii) estimated variable interest on the revolving credit facility; and (iii) implicit interest on capital leases.

(7)

Operating lease and other obligations relate to office and terminal facilities, equipment and other leases under non-cancellable, long-term lease agreements assumed in the Span Alaska acquisition, and other vessel and leased facility obligations.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2015.

OTHER MATTERS

The Company’s third quarter 2016 cash dividend of $0.19 per-share was paid on September 1, 2016 to shareholders of record as of August 4, 2016.  On October 27, 2016, the Company’s Board of Directors declared a cash dividend of $0.19 per-share payable on December 1, 2016 to shareholders of record as of the close of business on November 10, 2016.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Environmental Matters:  In September 2013, molasses was released into Honolulu Harbor from a pipeline system operated by a subsidiary of the Company.  The Company cooperated with federal and state agencies involved in responding to and investigating the incident.  The Hawaii Department of Health reported on September 20, 2013 that dissolved oxygen and pH levels in the harbor and nearby Keehi Lagoon had returned to normal target levels and that there was no longer discoloration of the water in those same areas attributable to the molasses release.  Keehi Lagoon was reopened to the public on September 21, 2013.

The Company previously resolved all federal criminal claims, and all criminal, civil and administrative claims that the State of Hawaii may have had arising from the molasses release.  On October 13, 2016, the United States Department of Justice delivered a letter to Company counsel stating that it is prepared to file a civil penalty action under the Clean Water Act but would be willing to discuss a potential resolution of those claims prior to filing an action. The Company believes it has defenses against those claims.

In addition to the molasses release discussed above, the Company’s ocean transportation business has certain other risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Matters:  The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, and the risk factors that are described in Part II, Item 1A under the caption of “Risk Factors” of Matson’s Form 10-Q for the quarterly period ended June 30, 2016 filed with the SEC on August 3, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
July 1 — 31, 2016	116,711	$34.55	116,711	1,894,688
August 1 — 31, 2016	18,000	36.69	18,000	1,876,688
September 1 — 30, 2016	2,600	39.01	2,600	1,874,088
Total	137,311	$34.91	137,311

(1)

On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

2.1

Membership Interest Purchase Agreement, dated as of July 18, 2016, by and between Matson Logistics, Inc. and Span Holdings, LLC (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated July 18, 2016).

10.1

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission).

10.2	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016.

10.3	Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016.

10.4

Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of September 14, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated September 14, 2016).

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

MATSON, INC.
(Registrant)

Date: November 8, 2016	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 8, 2016	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(Principal Accounting Officer)