Form 10-K
period 2016-12-31
Matson, Inc.
filed 2017-02-24
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Number of shares of Common Stock outstanding at February 21, 2017:

43,119,933

Aggregate market value of Common Stock held by non-affiliates at June 30, 2016:

$1,368,198,911

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 27, 2017.

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2016

PART I

ITEM 1.  BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2016, see Note 15 to the Consolidated Financial Statements in Item 8 of Part II below.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.  Matson’s fleet of 22 owned vessels and five chartered vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at three of those facilities (“Terminal Joint Venture”).  Matson records its share of income in the joint venture in operating costs in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistic services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage Services”); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management and other services.

Recent Acquisitions:

On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska.  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  For additional information on Acquisitions, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.

Our Mission and Vision:

Our mission is to move freight better than anyone.  Our vision is to create value for our shareholders by:

•	Being our customers’ first choice,
•	Leveraging our core strengths to drive growth and increase profitability,
•	Improving the communities in which we work and live,
•	Being an environmental leader in our industry, and
•	Being a great place to work.

B.	BUSINESS DESCRIPTION

(1)	OCEAN TRANSPORTATION SEGMENT

Ocean Freight Services:

Matson’s Ocean Transportation segment provides the following services:

Ocean Services:

Hawaii Service: Matson’s Hawaii service provides ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach and Oakland, California, Seattle, Washington, and the major ports in Hawaii on the islands of Oahu, Kauai, Maui and Hawaii.  Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, building materials, automobiles and household goods.  Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities, and livestock.  The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight and automobiles.

Alaska Service:  Matson’s Alaska service, which Matson acquired on May 29, 2015 as part of the Horizon Acquisition, provides ocean freight services (lift-on/lift-off and conventional services) between the port of Tacoma, Washington, and the ports of Anchorage, Kodiak, and Dutch Harbor in Alaska.  The Company also provides a barge service between Dutch Harbor and Akutan in Alaska, and other transportation services to smaller locations in Alaska.

Matson’s northbound cargo to Alaska includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, household goods, and automobiles.  Matson’s southbound cargo from Alaska primarily consists of household goods, automobiles and seafood.

China Service:  Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated Hawaii/Guam/ China service.  This service carries cargo from Long Beach, California to Honolulu, Hawaii, and then to Guam.  The vessels continue to the ports of Ningbo and Shanghai in China, where they are loaded with cargo to be discharged in Long Beach, California.  These vessels also carry cargo destined to and originating from the Guam and Micronesia services.    Commencing February 2017, Matson replaced its direct calling to Xiamen, China with a transshipment service to Shanghai, China.  China cargo consists mainly of garments, footwear and other retail merchandise.

Guam Service:  Matson’s Guam service provides weekly container and conventional freight services carrying mainly general sustenance cargo between the U.S. West Coast and Guam.  Additionally, Matson provides weekly freight services to the Commonwealth of the Northern Mariana Islands with transshipment in Guam.

Japan Service:  On December 20, 2016, Matson announced the introduction of service to the Port of Naha in Okinawa, Japan as part of its expedited CLX service.  The new weekly service is expected to make its first call during the second quarter 2017. This service is expected to carry mainly general sustenance cargo supporting the U.S. military and commercial customer base.

Micronesia Service:  Matson’s Micronesia service provides conventional container freight services carrying mainly general sustenance cargo between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam.

South Pacific Service:  Matson’s South Pacific service provides container and conventional freight services carrying general sustenance cargo between New Zealand and the South Pacific Islands, including Fiji, Samoa, American Samoa, Tonga, the Cook Islands, Niue, Vanuatu, Nauru, and the Solomon Islands.  In August 2016, Matson introduced its new South Pacific Express service that connects the U.S. West Coast to the ports in the South Pacific Islands.  Cargo is transshipped to Honolulu, Hawaii, with a monthly conventional container freight service connecting the U.S. West Coast and Hawaii service to our South Pacific network, including New Zealand.

Terminals:

Matson provides container stevedoring, container equipment maintenance and other terminal services (collectively “terminal services”) for MatNav at terminals located on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak and Dutch Harbor.  Matson also provides terminal services for other ocean carriers at the Alaska terminal locations of Kodak and Dutch Harbor.

SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast and to MatNav at three of those facilities, including Long Beach and Oakland, California, and Seattle, Washington.  Matson records its share of income in the joint venture in operating costs in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Matson utilizes the services of other third-party terminal operators at all of the other ports at which its vessels call.

Ship Management Services:

Matson contracts with the U.S. Department of Transportation to provide ship management services.  During the first quarter of 2016, Matson signed an eight-year ship management contract to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Matson’s Vessel and Equipment Information:

Vessels:

Matson’s fleet includes 22 owned and five chartered vessels.  Matson’s owned vessels represent an investment of approximately $1.4 billion (see Critical Accounting Estimates in Item 7 of Part II below for additional information about vessel costs and net book values).  The majority of Matson’s owned vessels are U.S. flagged vessels, and have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act of 1936 (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II below for additional information).

Matson’s fleet consists of 21 U.S. flagged vessels operating in the Hawaii, Guam, China and Alaska services, and six non-U.S. flagged vessels operating in the Micronesia and South Pacific services.

Active vessels owned and chartered by Matson as of December 31, 2016 are as follows:

							Usable Cargo Capacity
					Maximum	Maximum	Containers		Vehicles
	Owned/	Official	Year		Speed	Deadweight		Reefer
Name of Vessels (1)	Chartered	Number	Built	Length	(Knots)	(Long Tons)	TEUs (2)	Slots	Autos
Diesel-Powered - Owned
MAUNALEI	Owned	1181627	2006	681’ 1”	22.0	33,771	1,992	328	—
MANULANI	Owned	1168529	2005	711’ 11”	23.0	29,517	2,378	284	—
MAUNAWILI	Owned	1153166	2004	711’ 11”	23.0	29,517	2,378	326	—
MANUKAI	Owned	1141163	2003	711’ 11”	23.0	29,517	2,378	326	—
OLOMANA (3)	Owned	1559	1999	381’ 5”	14.0	5,364	521	68	—
R.J. PFEIFFER	Owned	979814	1992	713’ 6”	23.0	27,100	2,245	300	—
MATSON KODIAK	Owned	910308	1987	710’ 0”	20.0	37,473	1,668	280	—
MATSON ANCHORAGE	Owned	910306	1987	710’ 0”	20.0	37,473	1,668	280	—
MATSON TACOMA	Owned	910307	1987	710’ 0”	20.0	37,473	1,668	280	—
MOKIHANA	Owned	655397	1983	860’ 2”	23.0	29,484	1,994	354	1,323
MANOA	Owned	651627	1982	860’ 2”	23.0	30,187	2,824	408	—
MAHIMAHI	Owned	653424	1982	860’ 2”	23.0	30,167	2,824	408	—

Diesel-Powered - Chartered
IMUA II (3)	Chartered	9184237	2005	388’ 6”	15.0	8,071	630	90	—
LILOA II (3)	Chartered	9184249	2004	388' 6"	15.0	8,071	630	90	—
MANA (3)	Chartered	4958	1997	329’ 9”	13.0	4,508	384	60	—
PAPA MAU (3)	Chartered	9266542	2003	441’ 0”	18.5	10,994	862	204	—
ISLANDER (3)	Chartered	9085596	1984	425' 8"	17.0	10,577	814	95	—

Steam-Powered
KAUAI	Owned	621042	1980	720’ 5”	22.5	26,308	1,644	276	44
MAUI	Owned	591709	1978	720’ 5”	22.5	26,623	1,644	252	—
MATSON PRODUCER	Owned	552819	1974	720’ 0”	22.0	38,858	1,680	170	—
MATSONIA	Owned	553090	1973	760’ 0”	21.5	22,501	1,727	258	450
MATSON CONSUMER	Owned	552818	1973	720’ 0”	22.0	38,858	1,690	170	—
MATSON NAVIGATOR	Owned	541868	1972	813’ 0”	21.0	47,790	2,250	188	—
LIHUE	Owned	530137	1971	787’ 8”	21.0	38,656	2,018	188	—

Barges
WAIALEALE (4)	Owned	978516	1991	345’ 0”	—	5,621	—	36	230
MAUNA LOA (5)	Owned	676973	1984	350’ 0”	—	4,658	335	78	—
HALEAKALA (5)	Owned	676972	1984	350’ 0”	—	4,658	335	78	—

(1)	Excludes two inactive vessels.
(2)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container volume.
(3)	Except for these six foreign-flagged vessels, all vessels are U.S. flagged and Jones Act qualified vessels.
(4)	Roll-on/roll-off barge.
(5)	Lift-on/lift-off barges equipped with cranes.

Hawaii Fleet Renewal Program:

Matson has 11 vessels actively deployed in its Hawaii service including three steamships.  Including these three steamships, the Company has a total of seven steamships, all of which are near the end of their useful life.  Beginning January 1, 2020, these steamships will no longer comply with established U.S. and international emission regulations without substantial modifications.  In order to renew its Hawaii fleet and prepare for the phase-out of its steamships, Matson ordered four new vessels as follows:

•

During the fourth quarter of 2013, MatNav and Philly Shipyard, Inc. (“Philly Shipyard”) entered into definitive agreements pursuant to which Philly Shipyard will construct two new Aloha Class containerships with dual-fuel capable engines (the “Philly Shipbuilding Agreements”).

•

During the third quarter of 2016, MatNav and General Dynamics NASSCO (“NASSCO”) entered into a definitive agreement pursuant to which NASSCO will construct two new Kanaloa Class combination container and roll-on/roll-off (“Con-Ro”) vessels with dual-fuel capable engines (the “NASSCO Shipbuilding Agreements”).

Certain specifications of the new vessels on order are as follows:

								Usable Cargo Capacity
						Maximum	Maximum	Containers		Vehicles
	Official	Expected		Type of		Speed	Deadweight		Reefer
Name of Vessels	Number	Delivery Date	Class	Vessel	Length	(Knots)	(Long Tons)	TEUs	Slots	Autos
Dual-fuel Capable
Daniel K. Inouye	1274136	Q3 2018	Aloha Class	Containership	854’ 0”	23.5	50,794	3,220	408	—
Kaimana Hila	1274135	Q1 2019	Aloha Class	Containership	854’ 0”	23.5	53,747	3,220	408	—
Lurline	1274143	Q4 2019	Kanaloa Class	Con-Ro	869’ 5”	23.0	50,981	2,750	432	500
Matsonia	1274123	Q2 2020	Kanaloa Class	Con-Ro	869’ 5”	23.0	50,981	2,750	432	500

Expected annual construction progress payments based on signed agreements and change orders, excluding owners’ items and capitalized interest, for both the Aloha Class and Kanaloa Class vessels are as follows:

(in millions)	2016 and Prior	2017	2018	2019	2020	Total
Two Aloha Class Containerships	$95.9	$159.1	$138.1	$20.3	$0.9	$414.3
Two Kanaloa Class Con-Ro Vessels	25.6	41.7	246.1	174.3	23.3	511.0
Total	$121.5	$200.8	$384.2	$194.6	$24.2	$925.3

Upon delivery, the two new Aloha Class containerships are expected to replace the three active steamships currently deployed in the Company’s Hawaii service.  By the end of 2019, Matson expects to have retired all of its seven active steamships as they will no longer comply with new environmental regulations without substantial modifications that are effective as of January 1, 2020.

When complete, these new Aloha Class containerships and Kanaloa Class Con-Ro vessels are expected to have among the lowest operating cost per TEU of any vessel in the U.S. domestic trades.  The cost efficiencies are expected to be driven by our ability to return to an optimal nine vessel Hawaii fleet deployment and by significantly lower operating costs including fuel consumption, maintenance and repair, and dry-docking costs.

Equipment

As a complement to its fleet of vessels, Matson has a variety of equipment including cranes, containers, chassis and other equipment, which represents an investment in excess of $0.5 billion as of December 31, 2016.  Matson also leases containers, chassis and other equipment under various operating lease agreements.

Additional information of Matson’s fleet equipment is as follows:

		Approx. %	Approx. %
Fleet Equipment	Total (1)	Owned (1)	Leased (1)
Chassis	23,000	54%	46%
Dry Containers	34,600	82%	18%
Refrigerated Containers	8,900	47%	53%
Specialty Equipment (2)	5,300	87%	13%
Motor Generators	1,800	100%	—%

(1)	Amounts represent approximations of equipment totals and percentage allocations.
(2)	Specialty equipment includes auto frames, flat racks, insulated containers, open top, platforms, flat bed trailers and tanks.

Operating Costs:

Major components of ocean transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs, fuel consumption, pilot, tugs and line related costs, vessel charter expenses, and other vessel related expenses.  Matson purchases fuel oil, lubricants and gasoline for its operations; and also pays fuel surcharges to other third party transportation providers.

Operating Overhead includes equipment repair costs, equipment operating lease and repositioning expenses, vessel repair and maintenance costs, dry-docking amortization, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society requirements.  These standards require that our vessels undergo two dry-docking inspections within a five-year period.  The majority of Matson’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible vessels to meet their intermediate dry-docking requirement with a less costly underwater inspection.

Matson is responsible for ensuring that its non-U.S flagged owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that Matson perform two dry-docking inspections every five years.  The dry-dockings of Matson’s time chartered vessels are the responsibility of the vessel owners.

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation service:

Hawaii Service:  Matson’s Hawaii service has one major containership competitor, Pasha Hawaii (“Pasha”), which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California, to Honolulu, Hawaii.  There also are two barge operators, Aloha Marine Lines and Sause Brothers, which offer barge service between the Pacific Northwest and Hawaii.

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii.  Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo.  Air freight competition for time-sensitive and perishable cargo exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircrafts and by relatively high air freight rates.

Matson vessels are operated on schedules that provide shippers and consignees fixed day-of-the-week sailings from the U.S. West Coast as well as fixed day-of-the-week arrivals in Hawaii.  Matson offers four westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  One of Matson’s westbound sailings each week continues on to Guam and China, so the number of eastbound sailings from Hawaii to the U.S. Mainland is three per week.  This service is attractive to customers because more frequent sailings permit customers to reduce inventory costs.  Matson also competes by offering a more comprehensive service to customers, including:  service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast; a dedicated neighbor islands barge network; an award winning customer service team; and its efficiency and experience in handling cargo of all types.

Alaska Service:  Matson’s Alaska service has one major competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska.  There are also two barge operators, Alaska Marine Lines which mainly serves Seattle, Washington to the main ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge which mainly serves Western Alaska and other locations.  The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers.

Matson offers customers twice weekly scheduled services from Tacoma, Washington to Anchorage and Kodiak, Alaska and weekly service to Dutch Harbor, Alaska.  The Company also provides a weekly barge service between Dutch Harbor and Akutan in Alaska. Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor in Alaska, which are the primary loading ports for southbound seafood.

China Service:  Major competitors to Matson’s China service include large international carriers such as Maersk, MSC, CMA CGM, Evergreen, China COSCO, “K” Line, OOCL, Hyundai and NYK Line.

Matson competes by offering fast and reliable freight availability from the ports of Ningbo and Shanghai in China to Long Beach, California, providing fixed day arrivals and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated Long Beach marine terminal, an off-dock container yard providing fast truck turn times, one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service:  Matson’s Guam service has one major competitor, American President Lines (“APL”), a subsidiary of CMA CGM, which operates a weekly U.S. flagged container feeder service connecting the U.S. West Coast to Guam and Saipan, via transshipments over Yokohama, Japan and Busan, South Korea.  There are also several foreign carriers that call at Guam from foreign origins along with the Waterman Steamship Corporation, a U.S. flagged carrier, which periodically calls at Guam.

Japan Service: Matson’s Japan service will compete primarily with APL, which operates a weekly U.S. flagged containership service from the U.S. West Coast to the Port of Naha, Okinawa, Japan.

Micronesia and the South Pacific Services:  Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo.  In 2016, the Company’s 10 largest Ocean Transportation customers accounted for approximately 24 percent of the Company’s Ocean Transportation revenue.  None of these customers accounted for more than 10 percent of Ocean Transportation’s operating revenues.

Seasonality:

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

Maritime Laws and the Jones Act:

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

During 2016, approximately 57 percent of Matson’s revenues generated by ocean transportation services, including Hawaii and Alaska, came from trades that were subject to the Jones Act.  Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market.  Hawaii, as an island economy, and Alaska due to its geographical location, are both dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to these locations.  Matson’s vessels operating in these trade routes are Jones Act qualified.

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

Rate Regulations and Fuel Related Surcharge:

Matson is subject to the jurisdiction of the Surface Transportation Board with respect to its domestic ocean rates.  A rate in the non-contiguous domestic trade is presumed reasonable and will not be subject to investigation if the aggregate of increases and decreases is not more than 7.5 percent above, or more than 10 percent below, the rate in effect one year before the effective date of the proposed rate, subject to increase or decrease by the percentage change in the U.S. Producer Price Index.  Matson generally provides a 30-day notice to customers of any increases in general rates and terminal handling charges, and passes along decreases as soon as possible.

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

Matson applies a fuel surcharge rate to its ocean transportation customers.  Changes in the fuel surcharge levels are correlated to prevailing market rates for bunker fuel prices along with other fuel related cost factors.

Emission Regulations:

Matson is focused on reducing transportation emissions, including carbon dioxide, nitrous oxide, particulate matter and sulfur dioxide, through improvements in vessel fuel consumption and truck efficiency; and the development of more fuel-efficient transportation solutions.

The global sulfur emissions cap was reduced to 3.5 percent effective January 1, 2012, and is planned to be reduced to as low as 0.5 percent by 2020.  With respect to North America, the U.S Environmental Protection Agency (“EPA”) received approval from the International Maritime Organization, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coast lines as designated emission control areas (“ECAs”).  Most of Matson’s vessels operate a portion of their voyages in ECAs while Matson’s Alaska vessels operate a substantial portion of their voyages in ECAs.  The North American ECA went into effect on August 1, 2012, limiting the sulfur emissions to 1.0 percent, with scheduled reductions in future years.  Maximum sulfur emissions permitted in designated ECA’s were reduced to 0.1 percent on January 1, 2015.

In 2014, Matson received a conditional waiver from the EPA ECA regulations for three diesel-powered vessels used in the Hawaii service that permits the continued use of 1.0 percent sulfur content fuel for a limited time, subject to the development of technologies that monitor main engine performance and promote full power operations on fuels with a sulfur content of less than 0.1 percent.  This waiver expires at the end of 2017 but does include a provision for extension for an additional two years.  The Company is currently developing solutions to comply with the EPA ECA regulations for these three vessels.

Effective in 2015, Horizon received a conditional waiver (subsequently transferred to Matson pursuant to the Horizon Acquisition) from the EPA ECA regulations for three diesel-powered vessels used in the Alaska service that permits the use of 2.0 percent sulfur content fuel on these vessels for a limited time, subject to the installation and testing of an exhaust gas cleaning system (known as ‘scrubbers’) on such vessels.  Matson completed the installation of scrubbers in each of the three diesel-powered vessels as of December 31, 2016, which are now operating within the EPA ECA regulations.

(1)	LOGISTICS SEGMENT

Logistics Services:

Matson’s Logistics segment provides the following services:

Transportation Brokerage Services:  Matson Logistics’ transportation brokerage services provide intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics is able to reduce transportation costs for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by such services as shipment tracking and tracing, and single-vendor invoicing.  Matson Logistics operates five customer service centers and has sales offices throughout the United States.

Freight Forwarding Services:  Matson Logistics provides LCL consolidation and freight forwarding services primarily to the Alaska market through its wholly owned subsidiary, Span Alaska.  Span Alaska’s business aggregates LCL freight at its main terminal in Auburn, Washington for consolidation and shipment to a network of terminals in Alaska.  Span Alaska also provides trucking services to its Auburn terminal and from its Alaska based terminals to final customer destinations in Alaska.

Warehousing and Distribution Services:  Matson Logistics provides warehousing and distribution services in Northern and Southern California, and in Georgia.  Matson Logistics operates two warehouses in Georgia, two in Northern California, and one in Southern California.

Supply Chain Management and Other Services:  Matson Logistics’ supply chain management provides customers with a variety of logistics services including purchase order management, non-vessel operating common carrier freight forwarding services and customs brokerage.

Operating Costs:

Logistics operating costs primarily include the costs of outside transportation, leased warehouse and other facilities operating costs, customer service costs, and other operating overhead.

Competition:

Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services. The industry is highly fragmented and, therefore, competition varies by geography and areas of service.

Matson Logistics’ transportation brokerage services competes most directly with C.H. Robinson Worldwide, the Hub Group, and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo, including air freight services.

Matson Logistics’ freight forwarding services competes most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations.  In 2016, the Company’s 10 largest logistics customers accounted for approximately 22 percent of the Company’s Logistics revenue.  None of these customers accounted for more than 10 percent of Matson Logistics’ operating revenues.

Seasonality:

Matson’s Logistics services are generally not significantly impacted by seasonality factors, except for its freight forwarding service to Alaska which are affected by the winter weather, the cyclical nature of the oil, construction and fishing industries, and the seasonal nature of the tourism industry.

C.	EMPLOYEES AND LABOR RELATIONS

Employees:

As of December 31, 2016, Matson and its subsidiaries had 1,925 employees, of which 712 employees were covered by collective bargaining agreements with shoreside and offshore unions.  These numbers do not include billets on vessels discussed below, employees of SSAT, or other non-employees, such as agents, temporary workers and contractors.

Matson’s active fleet employed seagoing personnel in 355 billets at December 31, 2016.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore.  Matson’s ship management services also employed personnel in 28 billets at December 31, 2016.

Bargaining Agreements:

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor.  Matson also has collective bargaining agreements with other unions that expire at various dates in the future.

Matson’s seagoing employees are represented by unions for both unlicensed and licensed crew members.

Matson also has collective bargaining agreements with these unions that expire at various dates in the future.

While Matson believes that it will be able to renegotiate collective bargaining agreements with its various unions as they expire without any significant impact on its operations; no assurance can be given that such agreements will be reached without slow-downs, strikes, lock-out or other disruptions that may adversely impact Matson’s operations.

Multi-employer Pension Plans:

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

Matson has no present intention of withdrawing from, and does not anticipate the termination of any of the multi-employer pension plans that it contributes to except for the ILA-PRSSA pension fund in Puerto Rico which Horizon withdrew from (see Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

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

Risks Relating To Operations

Changes in U.S., global, regional economic conditions or governmental policies that result in a decrease in consumer confidence or market demand for the Company’s services and products in Hawaii and Alaska, the U.S. Mainland, Guam, Asia or the South Pacific may adversely affect the Company’s financial position, results of operations, liquidity, or cash flows.

A weakening of domestic or global economies may adversely impact the level of freight volumes and freight rates.  Within the U.S., a weakening of economic drivers in Hawaii and Alaska, which include tourism, military spending, construction starts, personal income growth and employment, or the weakening of consumer confidence, market demand, the economy in the U.S. Mainland, or the effect of a change in the strength of the U.S. dollar against other foreign currencies, may further reduce the demand for goods to and from Asia, Hawaii and Alaska, adversely affecting inland and ocean transportation volumes or rates.  In addition, overcapacity in the global or transpacific ocean transportation markets, a change in the cost of goods or currency exchange rates, imposition of tariffs, or a change in international trade policies may adversely affect freight volumes and rates in the Company’s China service.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  In 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi-weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan and Busan, South Korea.  As a result of these and other competitor actions, the Company could experience some reduction in profitability.

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

The Company’s business also relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  In 2016, the Company’s Ocean Transportation segment’s 10 largest customers accounted for approximately 24 percent of the business’ revenue.  In 2016, the Company’s Logistics segment’s 10 largest customers accounted for approximately 22 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations.  Increases in fuel costs also can lead to increases in other expenses, for example: increased energy costs, and the costs of purchased outside transportation services.  In the Company’s Ocean Transportation and Logistics services segments, the Company is able to utilize fuel surcharges to partially recover increases in fuel expense, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense.  Changes in the Company’s ability to collect fuel surcharges also may adversely affect its results of operations.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of December 31, 2016, Matson and its subsidiaries had 1,925 regular employees, of which 712 employees were covered by collective bargaining agreements with unions.  In addition, at December 31, 2016, the active Matson fleet employed seagoing personnel in 355 billets, and vessel management services employed personnel in 28 billets.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees, because seagoing personnel rotate between active sea-duty and time ashore.  Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT that employ persons covered by collective bargaining agreements.  For additional information on collective bargaining agreements with unions, see Item 1. C. Employees and Labor Relations of Part I above.

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

The Company’s operations are vulnerable to disruption as a result of weather and natural disasters, such as bad weather at sea, hurricanes, typhoons, tsunamis, floods and earthquakes.  Such events will interfere with the Company’s ability to provide on-time scheduled service, resulting in increased expenses and potential loss of business associated with such events.  In addition, severe weather and natural disasters can result in interference with the Company’s terminal operations, and may cause serious damage to its vessels and cranes, loss or damage to containers, cargo and other equipment, and loss of life or physical injury to its employees, all of which could have an adverse effect on the Company’s business.

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

The Company relies extensively on its information technology systems and third-party service providers including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems.  Despite our continuous efforts to make investments in our information technology systems and system-wide data security program, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, our information technology and communication systems may be vulnerable to cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

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

Matson’s China, Micronesia and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

•	Challenges associated with operating in foreign countries and doing business and developing relationships with foreign companies;
•	Challenges in working with and maintaining good relationships with business associates in our foreign operations;
•	Difficulties in staffing and managing foreign operations;
•

Our ability to be in compliance with U.S. and foreign legal and regulatory restrictions, including compliance with the Foreign Corrupt Practices Act and foreign laws that prohibit corrupt payments to government officials;

•	Global vessel overcapacity that may lead to decreases in volumes and shipping rates;
•	Not having continued access to existing port facilities;
•	Competition with established and new carriers;
•	Currency exchange rate fluctuations and our ability to manage these fluctuations;
•	Political and economic instability;
•	Protectionist measures including the imposition of tariffs that may affect the Company’s operation of its wholly-owned foreign enterprise; and
•	Challenges caused by cultural differences.

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

The Company’s Shipbuilding Agreements with Philly Shipyard and NASSCO are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the third quarter of 2018 and the first quarter of 2019.  On August 25, 2016, MatNav and NASSCO entered into definitive agreements pursuant to which NASSCO will construct two new 3,500-TEU Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels, with expected delivery dates at the end of 2019 and mid-2020.  Failure of any party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.

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

The Span Alaska and Horizon Acquisitions may expose us to unknown liabilities.

We acquired Horizon subject to all of the liabilities and obligations of its non-Hawaii business, including any remaining liabilities and obligations associated with its Puerto Rico operations, which Horizon ceased during the first quarter of 2015.  Similarly, we acquired Span Alaska subject to all of its liabilities and obligations.  The disposition of these liabilities, and any other obligations that are unknown to the Company, including contingent liabilities, could have an adverse effect on the Company’s financial condition and results of operations.

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

We may be required to record a significant charge to earnings if recorded intangible assets associated with the Span Alaska and Horizon Acquisitions became impaired.

We recorded significant intangible assets related to goodwill and customer relationships arising from the Horizon and Span Alaska acquisitions.  We are required to test goodwill for impairment annually, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Factors that could lead to an impairment of goodwill or intangible customer relationships include any significant adverse changes affecting the reporting unit’s financial condition, results of operations, and future cash flows.

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

The Company’s credit facilities contain certain restrictive financial covenants, the most restrictive of which include a maximum ratio of debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”), a minimum ratio of EBITDA to interest expense, the maintenance of no more than a maximum amount of priority debt as a percentage of consolidated tangible assets, and the maintenance of minimum shareholders’ equity.  If the Company does not maintain these and other required covenants, and a breach of such covenants is not cured timely or waived by the lenders resulting in a default, the Company’s access to credit may be limited or terminated, dividends may be suspended, and the lenders could declare any outstanding amounts due and payable.  The Company’s continued ability to borrow under its credit facilities is subject to compliance with these financial and other non-financial covenants.

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

Most of Matson’s vessels operate a portion of their voyages in designated ECAs, while Matson’s Alaska vessels operate a substantial portion of their voyages in ECAs.  Beginning January 2012, the EPA issued new regulations regarding the sulfur content of fuel oils utilized by vessels operating in ECAs.  Beginning January 1, 2015, these emission regulations require the sulfur content of fuel oil utilized by vessels operating inside ECAs not to exceed 0.1 percent.  In 2014, Matson received a conditional waiver from the EPA ECA regulations for three diesel-powered vessels used in the Hawaii service that permits the continued use of 1.0 percent sulfur fuel for a limited time, subject to our development of technologies that monitor main engine performance and promote full power operation on diesel fuels with a sulfur content of less than 0.1 percent.  The conditional waiver is scheduled to expire on December 31, 2017, but contains the possibility of a two-year extension provision.  If Matson were unable to obtain such extension, Matson would operate these vessels on 0.1 percent sulfur fuel at lower speeds in the designated ECAs. This could cause certain vessels to not maintain schedule which could adversely affect our business and ongoing operations.

We are subject to regulation and liability under environmental laws that could result in substantial fines and penalties that may have a material adverse effect on our results of operations.

The U.S. Act to Prevent Pollution from vessels, which implements the International Maritime Pollution (MARPOL) treaty, and the Oil Pollution Action of 1990 (OPA-90), among many other laws, treaties and regulations, provides for severe civil and criminal penalties related to vessel-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.  The EPA requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.  Matson’s vessels operate within sulfur emission control areas (SECAs) or emission control areas (ECAs).  If our vessels are not operated in accordance with these requirements, including record keeping and other reporting requirements, such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Matson leases terminal facilities including office and storage space at the following locations:

Terminal Location	Acreage
Honolulu, Hawaii	105
West Oahu, Hawaii	7
Tacoma, Washington	18
Anchorage, Alaska	38
Kodiak, Alaska	6
Dutch Harbor, Alaska	18
Polaris Point, Guam	30

The Company is currently renewing its West Oahu, Hawaii terminal lease which expires in June 2017.  The Company also expects to be able to renew all other terminal leases as they expire, which are up for renewal in periods beyond 2017.  The Company’s other primary terminal facilities located at the Port of Seattle, Washington, and the Ports of Oakland and Long Beach, California, are leased by the Company’s terminal joint venture, SSAT.

The Company’s other significant office locations, warehouses and storage facilities are as follows:

Significant Offices, Warehouses and Storage Facilities	Description of Facility	Square Footage
U.S. Office Locations:
Honolulu, Hawaii	Corporate headquarters	16,444
Oakland, California	Office	48,162
Phoenix, Arizona	Office	27,986
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Renton, Washington	Office	3,770
Atlanta, Georgia	Office	3,685
Akron, Ohio	Office	3,500
Tamuning, Guam	Office	3,500
Portland, Oregon	Office	3,203
Foreign Office Locations:
Shanghai, China	Office	7,240
Auckland, New Zealand	Office	3,832
Ningbo, China	Office	2,103
Hong Kong, China	Office	1,535
Xiamen, China	Office	1,399
Shenzhen, China	Office	1,065
Warehouses and Storage Facility:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	400,000
Pooler, Georgia	Warehouse	324,832
Rancho Dominguez, California	Warehouse	141,000
Oakland, California	Warehouse	132,000
Piti, Guam	Warehouse	62,478
Auburn, Washington	Warehouse	51,250
Anchorage, Alaska	Warehouse	23,680
Anchorage, Alaska	Warehouse	13,954
Fairbanks, Alaska	Warehouse	6,000
Soldotna, Alaska	Warehouse	5,400
Kodiak, Alaska	Warehouse	4,000
Auburn, Washington	Warehouse	2,500
Wasilla, Alaska	Warehouse	2,000
Alameda, California	Storage facility	53,785

ITEM 3.  LEGAL PROCEEDINGS

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

The Company previously resolved all federal criminal claims, and all criminal, civil and administrative claims that the State of Hawaii may have had arising from the molasses release.  On October 13, 2016, the United States Department of Justice delivered a letter to Company counsel stating that it was prepared to file a civil penalty action under the Clean Water Act but would be willing to discuss a potential resolution of those claims prior to filing an action.  On January 19, 2017, Matson Terminals entered into a Settlement Agreement to resolve the Department of Justice’s alleged civil claims under the Clean Water Act.  Pursuant to the terms of the Settlement Agreement, which was filed in the United States District Court, District of Hawaii, the Company will pay $0.7 million to resolve all civil liability for these claims.  The Company did not admit any liability as part of this settlement.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  As of February 21, 2017, there were 2,357 shareholders of record of Matson common stock.  In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

Stockholder Return Performance Graph and Other Information:  The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2016.  The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

Trading volume averaged 279,852 shares a day in 2016, compared with 240,996 shares a day in 2015 and 273,309 shares a day in 2014.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange for each fiscal quarter during 2016 and 2015, were as follows:

	Dividends	Market Price
2016	Paid	High	Low	Close
First Quarter	$0.18	$43.24	$34.55	$40.17
Second Quarter	$0.18	$39.96	$30.54	$32.29
Third Quarter	$0.19	$43.00	$32.08	$39.88
Fourth Quarter	$0.19	$42.00	$28.79	$35.39

2015
First Quarter	$0.17	$42.55	$32.41	$42.16
Second Quarter	$0.17	$43.84	$39.79	$42.04
Third Quarter	$0.18	$43.80	$35.03	$38.49
Fourth Quarter	$0.18	$53.18	$38.27	$42.63

Dividends:  Dividends declared and paid per share of common stock by the Company for each fiscal quarter during 2016, were as follows:

	Dividends	Shareholders of
2016	Declared	Record Date	Date Paid
First Quarter	$0.18	February 11, 2016	March 3, 2016
Second Quarter	$0.18	May 12, 2016	June 2, 2016
Third Quarter	$0.19	August 4, 2016	September 1, 2016
Fourth Quarter	$0.19	November 10, 2016	December 1, 2016

Matson’s Board of Directors also declared a cash dividend of $0.19 per share for the first quarter 2017, payable on March 2, 2017 to shareholders of record on February 9, 2017.  Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases:  The following is a summary of Matson common stock repurchased by the Company during the three months ended December 31, 2016:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
October 1 — 31, 2016	1,100	$39.63	1,100	1,872,988
November 1 — 30, 2016	600	39.71	600	1,872,388
December 1 — 31, 2016	3,000	35.90	3,000	1,869,388
Total	4,700	$37.26	4,700

(1)

On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018. Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

Securities Issued under Equity Compensation Plans:  See the subsection captioned “Equity Compensation Plan Information” in Matson’s 2017 Proxy Statement for information regarding securities authorized for issuance under the Company’s equity compensation plans, which subsection is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative selected financial data of the Company is presented for the five years in the period ended December 31, 2016.  The information  should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (dollars and shares in millions, except shareholders of record and per-share amounts).

Fiscal year ended December 31, 2016 includes 53 weeks, while all other fiscal years include 52 weeks:

	2016	2015	2014	2013	2012
Operating Revenue:
Ocean Transportation (1)	$1,541.1	$1,498.0	$1,278.4	$1,229.4	$1,189.8
Logistics (2)	400.5	386.9	435.8	407.8	370.2
Total Operating Revenue	$1,941.6	$1,884.9	$1,714.2	$1,637.2	$1,560.0

Operating and Net Income:
Ocean Transportation (1)(3)	$141.3	$187.8	$131.1	$94.3	$96.6
Logistics (2)	11.9	8.5	8.9	6.0	0.1
Total Operating Income	153.2	196.3	140.0	100.3	96.7
Interest expense	(24.1)	(18.5)	(17.3)	(14.4)	(11.7)
Income before Income Taxes	129.1	177.8	122.7	85.9	85.0
Income tax expense	(48.6)	(74.8)	(51.9)	(32.2)	(33.0)
Net Income from Continuing Operations	80.5	103.0	70.8	53.7	52.0
Loss - Discontinued Operations, net of income taxes	—	—	—	—	(6.1)
Net Income	$80.5	$103.0	$70.8	$53.7	$45.9

Identifiable Assets:
Ocean Transportation (4)	$1,722.2	$1,601.0	$1,313.9	$1,168.6	$1,097.2
Logistics	293.3	68.8	87.9	79.7	77.1
Total Assets	$2,015.5	$1,669.8	$1,401.8	$1,248.3	$1,174.3

Capital Expenditure - Continuing Operations (5):
Ocean Transportation	$179.1	$67.5	$27.8	$33.8	$37.0
Logistics	0.3	0.3	0.1	1.4	1.1
Total Capital Expenditures	$179.4	$67.8	$27.9	$35.2	$38.1

Depreciation and Amortization - Continuing Operations:
Ocean Transportation	$92.6	$81.4	$66.6	$66.4	$69.1
Logistics	4.5	2.0	3.1	3.3	3.4
	97.1	83.4	69.7	69.7	72.5
Deferred Dry-docking Amortization - Ocean Transportation	38.9	23.1	21.1	22.0	23.3
Total Depreciation and Amortization	$136.0	$106.5	$90.8	$91.7	$95.8

Earnings Per Share in Income - Continuing operations:
Basic	$1.87	$2.37	$1.65	$1.26	$1.23
Diluted	1.85	2.34	1.63	1.25	1.22
Earnings Per Share in Net Income:
Basic	$1.87	$2.37	$1.65	$1.26	$1.09
Diluted	1.85	2.34	1.63	1.25	1.08

Cash dividends per share declared	$0.74	$0.70	$0.66	$0.62	$0.93

As of December 31:
Shareholders of record	2,341	2,406	2,509	2,607	2,729
Shares outstanding	42.9	43.5	43.2	42.8	42.6
Total debt obligations — including current portion	$738.9	$429.9	$373.6	$286.1	$319.1
Total Shareholders' equity	$471.5	$450.6	$363.8	$338.2	$279.9

(1)	2015 selected financial data includes the operations of Horizon acquired as of May 29, 2015.
(2)	2016 selected financial data includes the operations of Span Alaska acquired as of August 4, 2016.
(3)

The Ocean Transportation segment includes $15.8 million, $16.5 million, $6.6 million, $(2.0) million, and $3.2 million of equity in income/(loss) from the Company’s Terminal Joint Venture, SSAT, for 2016, 2015, 2014, 2013, and 2012, respectively.

(4)

The Ocean Transportation segment includes $82.4 million, $66.4 million, $64.4 million, $57.6 million, and $59.6 million, related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

(5)	Excludes expenditures related to Matson’s acquisitions which are classified as payments for acquisitions in Cash Flows used in Investing Activities within the Consolidated Statements of Cash Flows.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2017 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

BUSINESS OUTLOOK

The following is the Company’s fourth quarter 2016 discussion and 2017 Outlook:

Ocean Transportation:

Following the lull in market volumes during the third quarter 2016, the Hawaii trade resumed modest westbound market growth in the fourth quarter 2016 but, as expected, the Company’s container volume was lower than the fourth quarter 2015, which benefitted from volume gains associated with a competitor’s service reconfiguration and related issues that continued into the first quarter of 2016.  The Company expects ongoing modest market growth in 2017 supported by the general Hawaii economy, the level of construction activity, and a stable market position.  As a result, for the full year 2017, the Company expects its Hawaii container volume to approximate the level achieved in 2016.

In China, the Company’s container volume in the fourth quarter 2016 was 27.3 percent higher year-over-year due to stronger demand for Matson’s expedited service following the bankruptcy of Hanjin and an additional sailing attributable to 2016 having a 53rd week.  The Company realized a sizeable rate premium in the fourth quarter 2016, but as expected, average freight rates were lower than the fourth quarter 2015.  In 2017, the Company expects continued strong demand for our highly differentiated expedited service and strong credit profile amid a chronically over-supplied international container shipping market.  Longer-term, the Company views the consolidation of international carriers and formation of new alliances as potential sources for market improvement.

In Guam, as expected, the Company’s container volume in the fourth quarter 2016 was modestly lower on a year-over-year basis, the result of competitive losses to a competitor’s U.S. flagged containership bi-weekly service that commenced in January 2016.  For the full year 2017, the Company expects a heightened competitive environment and lower volume due to the addition of a second vessel by that competitor which increased its service frequency to weekly in December 2016.

In Alaska, the Company’s container volume for the fourth quarter 2016 was modestly higher year-over-year, primarily the result of 2016 having a 53rd week, partially offset by the continued energy sector related economic contraction.  For the full year 2017, the Company expects modestly lower volume based on declining northbound freight due to ongoing contraction of Alaska’s energy-based economy, partially offset by improved southbound seafood volume.  In addition, with the installation of exhaust gas scrubbers on its three diesel vessels serving Alaska now complete, the Company does not expect to regularly deploy its less efficient steamship reserve vessel in 2017, resulting in lower expected vessel operating and dry-dock relief expenses.

As a result, the Company expects Ocean Transportation operating income in 2017 to be lower than the $141.3 million achieved in 2016.  In the first quarter 2017, the Company expects Ocean Transportation operating income expected to be approximately 50 percent lower than the $33.0 million achieved in the first quarter 2016 primarily due to the timing of fuel surcharge collections, higher vessel operating expenses related to the deployment of an additional vessel in Hawaii, and lower volume in Hawaii, Alaska and Guam.

Logistics:  The fourth quarter 2016 was the first quarter in which the Company’s Logistics results included a full quarter of freight forwarding operating results from its acquired Span Alaska business, and the segment achieved operating income of $4.6 million and an operating income margin of 4.1 percent.  For the full year 2017, the Company expects Logistics operating income to be approximately $20 million, up significantly from the 2016 level of $11.9 million, primarily due to the inclusion of Span Alaska’s freight forwarding business for a full year.  In the first quarter 2017, the Company expects Logistics operating income to be approximately double the $1.6 million achieved in the first quarter 2016.

Depreciation, Amortization and EBITDA:  For the full year 2017, the Company expects depreciation and amortization expense to increase by approximately $15 million to $150 million, inclusive of dry-docking amortization of approximately $50 million, primarily due to the higher levels of maintenance capital and vessel dry-docking expenditures in 2016 and planned for 2017.  As a result, the Company expects full year 2017 EBITDA to approximate the $288.6 million achieved in 2016.

Interest Expense:  The Company expects its interest expense in 2017 to be approximately $25 million.

Income Tax Expense:  The Company’s effective tax rate for the fourth quarter and full year 2016 was 34.5 percent and 37.6 percent, respectively.  For the full year 2017, the Company expects its effective tax rate 2017 to be approximately 39 percent.

Capital Spending and Vessel Dry-docking: For the full year 2016, the Company made maintenance capital expenditure payments of $84.9 million, capitalized vessel construction expenditures of $94.5 million, and dry-docking payments of $59.2 million.  For the full year 2017, the Company expects to make maintenance capital expenditure payments of approximately $50 million, capitalized vessel construction expenditures of approximately $210 million, and dry-docking payments of approximately $60 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2016 compared with 2015:

	Years Ended December 31,
(dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$1,941.6	$1,884.9	3.0%
Operating costs and expenses	(1,788.4)	(1,688.6)	5.9%
Operating income	153.2	196.3	(22.0)%
Interest expense	(24.1)	(18.5)	30.3%
Income before income taxes	129.1	177.8	(27.4)%
Income tax expense	(48.6)	(74.8)	(35.0)%
Net income	$80.5	$103.0	(21.8)%
Basic earnings per-share	$1.87	$2.37	(21.1)%
Diluted earnings per-share	$1.85	$2.34	(20.9)%

Fiscal Year:  Fiscal year ended December 31, 2016 and 2015 include 53 weeks and 52 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2016 increased $56.7 million, or 3.0 percent, compared to the prior year due to increases of $43.1 million and $13.6 million in Ocean Transportation and Logistics revenues, respectively.

Operating Costs and Expenses for the year ended December 31, 2016 increased $99.8 million, or 5.9 percent, compared to the prior year.  The increase was due to an increase of $89.6 million and $10.2 million in operating costs and expenses for Ocean Transportation and Logistics, respectively.

Operating Income during the year ended December 31, 2016 decreased $43.1 million, or 22.0 percent, compared to the prior year.  The decrease was due to a decrease of $46.5 million for Ocean Transportation, partially offset by an increase of $3.4 million for Logistics in operating income.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense during the year ended December 31, 2016 was $24.1 million compared to $18.5 million for the year ended December 31, 2015.  The increase in interest expense was due to higher borrowings as a result of recent acquisitions and increased capital and dry-docking related expenditures.

Income Tax Expense during the year ended December 31, 2016 was $48.6 million, or 37.6 percent of income before income taxes, as compared to $74.8 million, or 42.1 percent of income before income taxes, in the prior year.  The decrease in the income tax rate was primarily due to deferred tax charges recorded in 2015 that did not reoccur in 2016.  In addition, the 2016 income tax rate was favorably impacted by the release of unrecognized tax benefit reserves.

Net Income during the year ended December 31, 2016 decreased $22.5 million, or 21.8 percent compared to the prior year.

Consolidated Results: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions, except per-share amounts)	2015	2014	Change
Operating revenue	$1,884.9	$1,714.2	10.0%
Operating costs and expenses	(1,688.6)	(1,574.2)	7.3%
Operating income	196.3	140.0	40.2%
Interest expense	(18.5)	(17.3)	6.9%
Income from continuing operations before income taxes	177.8	122.7	44.9%
Income tax expense	(74.8)	(51.9)	44.1%
Net income	$103.0	$70.8	45.5%
Basic earnings per-share	$2.37	$1.65	43.6%
Diluted earnings per-share	$2.34	$1.63	43.6%

Fiscal Year:  Fiscal year ended December 31, 2015 and 2014 include 52 weeks each.

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

Ocean Transportation: 2016 compared with 2015:

	Years Ended December 31,
(dollars in millions)	2016	2015	Change
Ocean Transportation revenue	$1,541.1	$1,498.0	2.9%
Operating costs and expenses	(1,399.8)	(1,310.2)	6.8%
Operating income	$141.3	$187.8	(24.8)%
Operating income margin	9.2%	12.5%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)(3)
Hawaii containers	160,200	159,200	0.6%
Hawaii automobiles	75,200	70,000	7.4%
Alaska containers (2)	68,400	42,500	60.9%
China containers	61,600	62,700	(1.8)%
Guam containers	24,800	25,500	(2.7)%
Micronesia/South Pacific Containers	10,500	8,600	22.1%

(1)

Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Alaska container volumes represent operations from May 29, 2015.
(3)	2016 volume includes the benefit of a 53rd week.

Ocean Transportation revenue increased $43.1 million, or 2.9 percent, during the year ended December 31, 2016 compared with the year ended December 31, 2015.  This increase was primarily due to the inclusion of revenue from the Company’s acquired Alaska service for the full year period, partially offset by lower freight rates in the Company’s China service and lower fuel surcharge revenue.

On a year-over-year FEU basis, Hawaii container volume increased by 0.6 percent as modest market growth was offset by the absence of volume gains attributed to a competitor's service reconfiguration and vessel mechanical failure in the prior year; Alaska volume was higher due to the inclusion of a full year period in 2016; China volume declined by 1.8 percent; and Guam volume was 2.7 percent lower as competitive losses associated with the launch of a competitor’s bi-weekly U.S. flagged containership service in January 2016 were partially offset by modest market growth.

Ocean Transportation operating income decreased $46.5 million, or 24.8 percent, during the year ended December 31, 2016 compared with the year ended December 31, 2015.  The decrease was primarily due to lower freight rates in the Company’s China service, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade in the first half of 2016, unfavorable timing of fuel surcharge collections, higher terminal handling expenses, and higher vessel dry-docking amortization.  Partially offsetting these unfavorable items were the absence of general and administrative expenses related to the Horizon Acquisition and costs related to the Molasses Settlement, and container yield improvements in Hawaii.

The Company’s SSAT terminal joint venture investment contributed $15.8 million during the year ended December 31, 2016, compared to $16.5 million in the year ended December 31, 2015.  On a year-over-year basis, SSAT’s lift volume improved during 2016; however, the positive impact of lift volume was offset by the absence of the benefits related to the clearing of international cargo volume after the U.S. West Coast labor disruptions in the first half 2015 and by an increase in SSAT’s allowance for doubtful accounts receivable.

Ocean Transportation: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions)	2015	2014	Change
Ocean Transportation revenue	$1,498.0	$1,278.4	17.2%
Operating costs and expenses	(1,310.2)	(1,147.3)	14.2%
Operating income	$187.8	$131.1	43.2%
Operating income margin	12.5%	10.3%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	159,200	146,500	8.7%
Hawaii automobiles	70,000	70,600	(0.8)%
Alaska containers (2)	42,500	—	—
China containers	62,700	65,200	(3.8)%
Guam containers	25,500	26,000	(1.9)%
Micronesia/South Pacific Containers	8,600	8,500	1.2%

(1)

Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)	Alaska container volumes represent operations from May 29, 2015.

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

Alaska volume included in the Company results reflects operations from May 29, 2015.  On a year over year basis, Hawaii container volume increased by 8.7 percent primarily due to volume gains resulting from a competitor’s service reconfiguration, and modest market growth; China volume was 3.8 percent lower due to one fewer sailing, the absence of the extraordinarily high demand experienced in the fourth quarter 2014 during the U.S. West Coast labor disruptions, and market softness in the fourth quarter 2015; Guam volume declined by 1.9 percent due to the timing of select shipments; and Hawaii automobile volume was essentially flat.

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

Logistics: 2016 compared with 2015:

	Years Ended December 31,
(dollars in millions)	2016	2015	Change
Logistics Revenue (1)	$400.5	$386.9	3.5%
Operating costs and expenses (1)	(388.6)	(378.4)	2.7%
Operating income (1)	$11.9	$8.5	40.0%
Operating income margin (1)	3.0%	2.2%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $13.6 million, or 3.5 percent, during the year ended December 31, 2016 compared to the year ended December 31, 2015.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business, partially offset by lower fuel surcharge revenue.

Logistics operating income increased $3.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business and higher intermodal volume, partially offset by lower intermodal yield.

Logistics: 2015 compared with 2014:

	Years Ended December 31,
(dollars in millions)	2015	2014	Change
Logistics Revenue	$386.9	$435.8	(11.2)%
Operating costs and expenses	(378.4)	(426.9)	(11.4)%
Operating income	$8.5	$8.9	(4.5)%
Operating income margin	2.2%	2.0%

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity:  Sources of liquidity available to the Company at December 31, 2016 compared to December 31, 2015, were as follows:

	As of December 31,
Sources of Liquidity (in millions)	2016	2015	Change
Cash and cash equivalents	$13.9	$25.5	$(11.6)
Accounts receivable, net (1)	$189.5	$192.8	$(3.3)
Capital Construction Fund - cash on deposit (2)	$31.2	$—	$31.2

(1)	Eligible accounts receivable of $174.7 million and $176.6 million at December 31, 2016 and 2015, respectively, were assigned to the CCF.
(2)

The increase in cash on deposit in the CCF deposits relates to excess deposits paid into the CCF over withdrawals from the CCF.  Such amounts will be used to pay future progress payments for new vessels under construction (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about CCF).

Revolving Credit Facility:  As of December 31, 2016, the Company had $333.8 million of availability under the revolving credit facility (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about debt).

Changes in the Cash and Cash Equivalents:  Significant changes in the Company’s cash and cash equivalents for the year ended December 31, 2016, compared to December 31, 2015 are as follows:

	As of December 31,
				Change
(in millions)	2016	2015	2014	2016-2015	2015-2014
Net cash provided by operating activities (1)	$157.8	$245.3	$165.7	$(87.5)	$79.6
Net cash used in investing activities (2)	(320.7)	(63.8)	(50.5)	(256.9)	(13.3)
Net cash provided by (used in) financing activities (3)	151.3	(449.4)	63.7	600.7	(513.1)
Net increase (decrease) in cash and cash equivalents	(11.6)	(267.9)	178.9	256.3	(446.8)
Cash and cash equivalents, beginning of the period	25.5	293.4	114.5	(267.9)	178.9
Cash and cash equivalents, end of the period	$13.9	$25.5	$293.4	$(11.6)	$(267.9)

(1)	Changes in Net Cash Provided by Operating Activities:

Changes in net cash provided by operating activities for the year ended December 31, 2016 compared to the prior year are due to the following:

	Change
(in millions)	2016-2015	2015-2014
(Decrease) increase in net income from operations	$(22.5)	$32.2
Change in non-cash deferred income taxes	(11.0)	48.0
Change in other non-cash related charges, net	25.7	21.9
(Decrease) increase in distributions received from terminal joint venture SSAT	(14.0)	14.0
Increase in deferred dry-docking payments	(33.5)	(11.6)
Change in accounts receivable	0.9	28.8
Change in prepaid expenses and other assets	(0.4)	(30.5)
Change in accounts payable, accruals and other liabilities	9.9	(22.9)
Change in other liabilities	(42.6)	(0.3)
Total	$(87.5)	$79.6

Decrease in distributions from the Company’s terminal joint venture, SSAT, was due to no distributions received during the year ended December 31, 2016, compared to $14.0 million of distributions received in the prior year.  Increase in deferred dry-docking payments was due to the increased number of vessels in dry-docking during the year ended December 31, 2016, compared with prior year.  Changes in accounts receivable are due to the timing of billings and collections, and changes in prepaid expenses and other assets are due to the timing of income tax and other advanced payments during the year ended December 31, 2016, compared with prior year.  Changes in accounts payable, accruals and other liabilities, and other liabilities for the year ended December 31, 2016, compared to prior year is due to the impact of liabilities associated with the Horizon and Span Alaska acquisitions, and the timing of collections and payments associated with those liabilities.

(2)	Changes in Net Cash Used in Investing Activities:

Changes in net cash used in investing activities for the year ended December 31, 2016, compared to prior year are due to the following:

	Change
(in millions)	2016-2015	2015-2014
Increase in capital expenditures	$(38.4)	$(19.0)
Increase in capitalized vessel construction expenditures	(73.2)	(20.9)
Increase in cash deposits into CCF	(45.5)	(46.0)
(Decrease) increase in cash withdrawals from CCF	(13.2)	101.0
Payments for membership interests in Span Alaska, net of cash acquired	(112.6)	—
Payments for the Horizon and other acquisitions, net of cash acquired	29.0	(29.0)
(Decrease) increase in proceeds from disposal of property and equipment	(3.0)	0.6
Total	$(256.9)	$(13.3)

Capital expenditures (excluding capitalized vessel construction expenditures) increased from $46.5 million in 2015 to $84.9 million in 2016.  The increase was partially due to the acquisition of new containers and terminal equipment, and capital expenditures on vessels including the installation of scrubbers on vessels acquired as part of the Horizon Acquisition. The increase in payments for new vessel construction during 2016, compared to prior year primarily related to the schedule of progress payments as construction activity increases.  Changes in deposits into the CCF, and withdrawals from the CCF during the year ended December 31, 2016, compared to prior year are due to the expected future qualified withdrawals from the CCF related to scheduled vessel construction payments.

During the year ended December 31, 2016, the Company paid $112.6 million related to the acquisition of Span Alaska, compared to $29.0 million paid during the year ended December 31, 2015, related to the Horizon Acquisition and other acquisitions (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

(3)	Changes Net Cash Used in Financing Activities:

Changes in net cash used in financing activities for the year ended December 31, 2016, compared to prior year are due to the following:

	Change
(in millions)	2016-2015	2015-2014
Payments of Horizon debt and redemption of warrants, net	$466.0	$(466.0)
Payments of Span Alaska debt	(81.9)	—
Increase (decrease) in proceeds received from issuance of debt	200.0	(25.0)
Increase in repayments of debt and capital leases	(0.2)	(9.5)
Change in borrowings under revolving credit facility, net	55.9	(0.9)
Matson stock repurchase payments	(33.1)	(4.9)
Decrease in proceeds received from issuance of capital stock	(1.0)	(3.6)
Change in other payments, net	(5.0)	(3.2)
Total	$600.7	$(513.1)

During the year ended December 31, 2016, the Company repaid all of Span Alaska’s outstanding debt of $81.9 million, and during the year ended December 31, 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants of $466.0 million related to the Horizon Acquisition (see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

During the year ended December 31, 2016, the Company borrowed $275.0 million in long-term debt and increased borrowings under the revolving credit facility to fund the Span Alaska acquisition, increased dry-docking and capital expenditures, and stock repurchases, compared to $75.0 million borrowed in the prior year.  During the year ended December 31, 2016, the Company paid $38.0 million in Matson stock repurchases, compared to $4.9 million in the prior year.

Working Capital:  The Company had negative working capital of $5.0 million at December 31, 2016, compared to negative working capital of $19.7 million at December 31, 2015.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2016, the Company had the following estimated contractual obligations (in millions):

		Payment Due By Period
Contractual Obligations	2017	2018-2019	2020-2021	Thereafter	Total
Construction of vessels obligations (1)	$200.8	$578.9	$24.2	$—	$803.9
Other capital expenditure obligations (2)	26.9	—	—	—	26.9
Total debt obligations (3)	31.8	72.8	102.6	531.7	738.9
Estimated interest on debt (4)	27.1	50.0	41.7	99.7	218.5
Purchase obligations (5)	14.2	—	—	—	14.2
Qualified defined benefit pension obligations (6)	12.4	25.9	27.1	73.0	138.4
Non-qualified pension obligations (7)	1.0	1.3	0.5	2.7	5.5
Post-retirement benefit obligations (8)	2.7	5.7	6.1	16.7	31.2
Multi-employer withdrawal obligation (9)	4.1	8.2	8.2	76.3	96.8
Operating lease obligations (10)	45.5	67.5	38.7	31.2	182.9
Total	$366.5	$810.3	$249.1	$831.3	$2,257.2

(1)	Construction of vessels obligations represents contractual agreements entered into for the construction of four new vessels.

(2)	Other capital expenditure obligations include: (i) contractual capital project payments (excluding construction of vessels obligations shown above); and (ii) other dry-docking related obligations.

(3)

Total debt obligations include principal repayments of outstanding debt and capital leases (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about debt).

(4)

Estimated interest on debt is determined based on: (i) the stated interest rate for fixed debt, and (ii) the estimated variable interest on revolving credit facility assuming the balance at December 31, 2016 remains outstanding until maturity.

(5)

Purchase obligations include only non-cancellable contractual obligations for the purchases of goods and services.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Any amounts reflected in the consolidated balance sheets as accounts payable, accruals and other liabilities are excluded from the table above.

(6)

Qualified defined benefit pension benefit obligations include estimated payments for the next ten years.  The $73.0 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2022 through 2026 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s qualified defined benefit pension plans).

(7)

Non-qualified pension obligations include estimated payments to executives and directors under the Company’s four non-qualified plans for the next ten years.  The $2.7 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2022 through 2026 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s non-qualified pension plans).

(8)

Post-retirement benefit obligations include estimated payments to medical service providers in connection with providing benefits to the Company’s employees and retirees for the next ten years.  The $16.7 million noted in the column labeled “Thereafter” comprises estimated post-retirement benefit payments for 2022 through 2026 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s post-retirement benefit obligations).

(9)

Multi-employer withdrawal obligation relates to the discounted liability associated with the Horizon’s mass withdrawal from Puerto Rico’s the multi-employer ILA-PRSSA (see Note 12 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s multi-employer withdrawal liability).

(10)

Operating lease obligations include principally land, office and terminal facilities, containers and equipment under non-cancellable, long-term lease arrangements that do not transfer the rights and risks of ownership to the Company (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s leases).

Estimated timing and amount of payments related to uncertain tax position liabilities of $20.4 million as of December 31, 2016, are excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

Capital spending and Vessel Dry-docking:  For the full year 2017, the Company expects to make maintenance capital expenditures of approximately $50 million, and deferred dry-docking payments of approximately $60 million.

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

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements.  The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, upon which the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates.  These differences could be material.

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

Business Combinations:  The Company accounts for acquired businesses when it obtains control of the business using the acquisition method of accounting.  Assets acquired and liabilities assumed are recorded based upon the estimated fair value as of the acquisition date.  Estimated fair values are generally determined using a market-based income approach which determines the estimated price that would be paid by a third party market participant based upon the highest and best use of the assets acquired or liabilities assumed.  The determination of the fair value of assets acquired and liabilities assumed requires significant judgment and estimates.  In making such judgments and estimates, the Company utilizes inputs from various independent third-party valuation specialists, industry experts and other sources.  Any excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed is recorded as goodwill.  Acquisition-related expenses and related restructuring costs are expensed as incurred.  During 2016 and 2015, the Company acquired the businesses of Span Alaska and Horizon, respectively.  A detailed discussion of the Company’s Span Alaska and Horizon acquisitions is contained in Note 3 to the Consolidated Financial Statements included in Item 8 of Part II below.

Impairment of Terminal Joint Venture Investments: The Company’s investment in its terminal joint venture, SSAT, a related party, is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the terminal joint venture SSAT’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the terminal joint venture, SSAT, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the terminal joint venture SSAT, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture SSAT for impairment and no impairment charges were recorded for the years ended December 31, 2016, 2015, and 2014.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, intangible assets and goodwill for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  The Company has reporting units with the Ocean Transportation and Logistics reportable segments.  Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available.

Long-lived Assets and Finite-lived Intangible Assets:  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the carrying value recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

No impairment charges were recorded for the years ended December 31, 2016, and 2014.  During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels from its recorded net book value to its estimated fair value of zero.  The impairment expense is included in operating costs in the Consolidated Statements of Income and Comprehensive Income.  No impairment changes for finite-lived intangible assets were recorded for the years ended December 31, 2016, 2015 and 2014.

Additional information about Matson’s vessels included in property and equipment as of December 31, 2016 is as follows (in millions):

Vessel Name (1)	Purchase Date	Cost	Net Book Value
MAUNALEI	September 2006	$159.4	$105.6
MANULANI	June 2005	153.9	95.9
MAUNAWILI	September 2004	105.1	63.6
MANUKAI	September 2003	108.3	62.4
MATSON KODIAK	May 2015	51.7	44.7
MATSON TACOMA	May 2015	48.8	42.2
R.J. PFEIFFER	August 1992	166.1	38.4
MATSON ANCHORAGE	May 2015	44.1	38.0
MOKIHANA	January 1996	102.7	23.8
MANOA	January 1996	67.8	13.9
MAHIMAHI	January 1996	65.1	13.5
KAUAI	September 1980	93.9	11.0
MATSON CONSUMER	May 2015	10.3	7.3
MAUI	June 1978	80.7	5.2
WAIALEALE	November 1991	11.4	2.3
LIHUE	January 1996	8.3	2.0
MATSONIA	October 1987	95.6	1.6
OLOMANA	January 2013	3.2	1.5
MATSON PRODUCER	May 2015	1.0	0.9
MAUNA KEA	August 1988	10.2	0.8
HALEAKALA	December 1984	15.3	0.3
MATSON NAVIGATOR	May 2015	0.3	0.3
MAUNA LOA	December 1984	12.9	0.2
Total		$1,416.1	$575.4

(1)	Excludes inactive vessel to be recycled, with no net book value.

Indefinite-life Intangible Assets and Goodwill:  The Company’s intangible assets include goodwill, customer relationships and trade name.  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of EBITDA.  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its goodwill and indefinite-life intangible assets for impairment and determined that the fair value of each reporting unit substantially exceeds book value.  No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred Dry-docking Costs:  The Company’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and Classification society requirements.  These standards require that the Company’s vessels undergo two dry-docking inspections within a five-year period.  However, the majority of the Company’s U.S. flagged vessels are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible vessels to have their intermediate dry-docking requirement met with a less costly underwater inspection.

The Company operates six non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry-docking inspections every five years.  The dry-dockings of the Company’s time chartered vessels are the responsibility of the vessels’ owners.

As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulatory scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Amortized amounts are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.

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

Uninsured Claims and Related Liabilities:  The Company is uninsured for certain claims including, but not limited to, employee health, workers’ compensation, general liability, real and personal property.  Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims.  When estimating its uninsured claims and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by independent third-parties.  Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s uninsured claims and related liabilities.  The Company’s uninsured claims and related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

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

The Company recorded a valuation allowance against deferred tax assets related to accumulated operating losses of a foreign subsidiary and State net operating losses of $11.9 million at December 31, 2016, that the Company determined may not be realized in future periods.

The calculation of tax liabilities may be impacted by various factors include, but are not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carrryforwards. These factors could materially affect the Company’s financial condition or its future operating results.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

OTHER MATTERS

New Accounting Pronouncements:  See Note 2 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks:  Matson is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility.  In order to manage its exposure to changes in interest rates, Matson utilizes a balanced mix of both fixed-rate and variable-rate debt.  The nature and amount of Matson’s long-term and short-term debt can be expected to fluctuate as a result of future business requirements, market conditions and other factors.  Matson’s variable and fixed rate debt was $55.0 million and $683.9 million as of December 31, 2016, respectively.

Other than in certain events of default, the Company does not have an obligation to prepay its fixed-rate debt prior to maturity and, as a result, interest rate fluctuations and the resulting changes in fair value would not have an impact on the Company’s financial condition or results of operations unless the Company was required to refinance such debt.  Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Investment Risks:  From time to time, Matson may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under Matson’s Cash Investment Policy.  These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.  The Company had a nominal amount on deposit in money market funds as of December 31, 2016.

Through its Capital Construction Fund, the Company may, from time to time, invest in money market funds or other eligible investments.  The Company’s cash deposits in the CCF at December 31, 2016 were $31.2 million.

Foreign Currency Risks:  Matson has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii and other locations.  Transactions related to its China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations.  Transactions related to Matson’s South Pacific service are primarily denominated in New Zealand dollars.  However, a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2016, did not include the internal controls of Span Intermediate, LLC (“Span Alaska”) because it was acquired by the Company in a business combination on August 4, 2016 (see Note 3).  Span Alaska’s total assets, operating revenues and net profit before taxes represented approximately 10.0 percent, 1.2 percent, and 2.7 percent, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2016.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 24, 2017	February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Matson, Inc.

Honolulu, Hawaii

We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Span Intermediate, LLC (“Span Alaska”), which was acquired on August 4, 2016 and whose consolidated financial statements constitute 10.0 percent, 1.2 percent, and 2.7 percent of total assets, operating revenues, and net income before taxes, respectively, of the consolidated financial statement amounts as of and for the year ended December 31, 2016.  Accordingly, our audit did not include the internal control over financial reporting at Span Alaska.  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Matson, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 24, 2017

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per-share amounts)

	Years Ended December 31,
	2016	2015	2014
Operating Revenue:
Ocean Transportation	$1,541.1	$1,498.0	$1,278.4
Logistics	400.5	386.9	435.8
Total Operating Revenue	1,941.6	1,884.9	1,714.2

Costs and Expenses:
Operating costs	1,619.1	1,510.1	1,433.5
Equity in income of related party Terminal Joint Venture	(15.8)	(16.5)	(6.6)
Selling, general and administrative	185.1	195.0	147.3
Total Costs and Expenses	1,788.4	1,688.6	1,574.2

Operating Income	153.2	196.3	140.0
Interest expense	(24.1)	(18.5)	(17.3)
Income before Income Taxes	129.1	177.8	122.7
Income tax expense	(48.6)	(74.8)	(51.9)
Net Income	$80.5	103.0	70.8

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$80.5	$103.0	$70.8
Other Comprehensive Income (Loss):
Net gain (loss) in prior service cost	0.7	5.1	(31.4)
Amortization of prior service cost included in net periodic pension cost	(1.3)	(1.3)	(1.3)
Amortization of net loss included in net periodic pension cost	1.2	1.8	2.5
Foreign currency translation and other adjustments	0.1	0.7	0.4
Other comprehensive income	0.1	0.1	—
Total Other Comprehensive Income (Loss)	0.8	6.4	(29.8)
Comprehensive Income	$81.3	$109.4	$41.0

Basic Earnings Per-Share:	$1.87	$2.37	$1.65
Diluted Earnings Per-Share:	$1.85	$2.34	$1.63

Weighted Average Number of Shares Outstanding:
Basic	43.1	43.5	43.0
Diluted	43.5	44.0	43.4

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except per-share amount)

	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$13.9	$25.5
Accounts receivable, net	189.5	192.8
Prepaid expenses and other assets	70.8	59.6
Total current assets	274.2	277.9
Long-term Assets:
Investment in related party Terminal Joint Venture	82.4	66.4
Property and equipment, net	949.2	860.3
Goodwill	323.7	241.6
Intangible assets, net	236.6	139.1
Capital Construction Fund - cash on deposit	31.2	—
Deferred dry-docking costs	89.1	57.6
Other long-term assets	29.1	26.9
Total assets	$2,015.5	$1,669.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$31.8	$22.0
Accounts payable	170.5	164.9
Accruals and other liabilities	76.9	110.7
Total current liabilities	279.2	297.6
Long-term Liabilities:
Long-term debt	707.1	407.9
Deferred income taxes	348.8	310.5
Employee benefit plans	108.5	109.3
Uninsured claims and related liabilities	40.3	37.7
Multi-employer withdrawal liability	60.1	56.2
Total long-term liabilities	1,264.8	921.6
Commitments and Contingencies (Note 14)
Shareholders’ Equity:
Common stock — common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 42.9 million shares in 2016 and 43.5 million shares in 2015	32.1	32.6
Additional paid in capital	289.8	287.9
Accumulated other comprehensive loss, net	(46.1)	(46.9)
Retained earnings	195.7	177.0
Total shareholders’ equity	471.5	450.6
Total liabilities and shareholders’ equity	$2,015.5	$1,669.8

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$80.5	$103.0	$70.8
Reconciling adjustments:
Depreciation and amortization	97.1	83.4	69.7
Deferred income taxes	39.7	50.7	2.7
Loss (gain) on disposal of property	0.9	1.2	(1.5)
Post-retirement (income) expense	(1.4)	2.0	(5.9)
Share-based compensation expense	11.2	12.2	8.7
Equity in income of related party Terminal Joint Venture	(15.8)	(16.5)	(6.6)
Distributions from Terminal Joint Venture	—	14.0	—
Tax benefit from equity issuance	2.2	2.6	0.8
Excess tax benefit from stock-based compensation	(0.3)	(0.9)	(1.1)
Changes in assets and liabilities:
Accounts receivable, net	14.4	13.5	(15.3)
Deferred dry-docking payments	(59.2)	(25.7)	(14.1)
Deferred dry-docking amortization	38.9	23.1	21.1
Prepaid expenses and other assets	(13.6)	(13.2)	17.3
Accounts payable, accruals and other liabilities	0.5	(9.4)	13.5
Other long-term liabilities	(37.3)	5.3	5.6
Net cash provided by operating activities	157.8	245.3	165.7

Cash Flows From Investing Activities:
Capital expenditures	(84.9)	(46.5)	(27.5)
Capitalized vessel construction expenditure	(94.5)	(21.3)	(0.4)
Proceeds from disposal of property and equipment	2.5	5.5	4.9
Cash deposits into Capital Construction Fund	(123.4)	(77.9)	(31.9)
Withdrawals from Capital Construction Fund	92.2	105.4	4.4
Payments for membership interests in Span Alaska, net of cash acquired	(112.6)	—	—
Payments for Horizon's common stock, net of cash acquired, and other acquisitions	—	(29.0)	—
Net cash used in investing activities	(320.7)	(63.8)	(50.5)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	275.0	75.0	100.0
Repayments of debt	(20.5)	(20.5)	(11.4)
Repayment of capital leases	(1.7)	(1.5)	(1.1)
Proceeds from revolving credit facility	1,103.0	588.0	—
Repayments of revolving credit facility	(1,048.0)	(588.0)	—
Payment of financing costs	—	(0.9)	—
Proceeds from issuance of common stock	1.2	2.2	5.8
Dividends paid	(32.2)	(30.8)	(28.7)
Repurchased of common stock	(38.0)	(4.9)	—
Tax withholding related to net share settlements of restricted stock units	(5.9)	(2.9)	(2.0)
Excess tax benefit from stock-based compensation	0.3	0.9	1.1
Payments of Span Alaska debt	(81.9)	—	—
Payments of Horizon debt and redemption of warrants, net	—	(466.0)	—
Net cash provided by (used in) financing activities	151.3	(449.4)	63.7

Net (Decrease) Increase in Cash and Cash Equivalents	(11.6)	(267.9)	178.9
Cash and Cash Equivalents, Beginning of the Year	25.5	293.4	114.5
Cash and Cash Equivalents, End of the Year	$13.9	$25.5	$293.4

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$19.8	$17.7	$15.2
Income tax paid	$15.6	$40.0	$30.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$4.1	$13.5	$1.6
Capital lease obligations	$—	$1.8	$—

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2016

(In millions, except per-share amounts)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2013	42.8	$32.1	$261.9	$(23.5)	$67.7	$338.2
Net income	—	—	—	—	70.8	70.8
Other comprehensive loss, net of tax	—	—	—	(29.8)	—	(29.8)
Excess tax benefit and share withholding	—	—	0.8	—	—	0.8
Share-based compensation	—	—	8.7	—	—	8.7
Shares issued	0.4	0.3	3.5	—	—	3.8
Dividends ($0.66 per share)	—	—	—	—	(28.7)	(28.7)
Balance at December 31, 2014	43.2	32.4	274.9	(53.3)	109.8	363.8
Net income	—	—	—	—	103.0	103.0
Other comprehensive income, net of tax	—	—	—	6.4	—	6.4
Excess tax benefit and share withholding	—	—	2.6	—	—	2.6
Share-based compensation	—	—	12.2	—	—	12.2
Shares issued	0.4	0.3	(1.0)	—	—	(0.7)
Shares repurchased	(0.1)	(0.1)	(0.8)	—	(5.0)	(5.9)
Dividends ($0.70 per share)	—	—	—	—	(30.8)	(30.8)
Balance at December 31, 2015	43.5	32.6	287.9	(46.9)	177.0	450.6
Net income	—	—	—	—	80.5	80.5
Other comprehensive income, net of tax	—	—	—	0.8	—	0.8
Excess tax benefit and share withholding	—	—	2.2	—	—	2.2
Share-based compensation	—	—	11.2	—	—	11.2
Shares issued	0.3	0.2	(4.9)	—	—	(4.7)
Shares repurchased	(0.9)	(0.7)	(6.6)	—	(29.6)	(36.9)
Dividends ($0.74 per share)	—	—	—	—	(32.2)	(32.2)
Balance at December 31, 2016	42.9	$32.1	$289.8	$(46.1)	$195.7	$471.5

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2016, see Note 15.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.  Matson’s fleet of 22 owned vessels and five chartered vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at three of those facilities (“Terminal Joint Venture”).  Matson records its share of income in the Terminal Joint Venture in operating costs in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistic services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage Services”); (ii) less-than-container load consolidation (“LCL”) and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management and other services.

Recent Acquisitions:  On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska (the “Span Alaska Acquisition”).  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”) (see Note 3).

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting (see Note 4).  The Consolidated Financial Statements include the accounts and activities of Horizon from acquisition date on May 29, 2015, and Span Alaska from acquisition date on August 4, 2016 (see Note 3).

Fiscal Year:  The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing, Inc. whose period closed on December 31.  Included in these Consolidated Financial Statements are 53 weeks in the 2016 fiscal year, and 52 weeks in the 2015 and 2014 fiscal years for MatNav.

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

Use of Estimates:  The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported.  Estimates and assumptions are used for, but not limited to: impairment of investments, long-lived vessel and equipment impairment, capitalized interest, allowance for doubtful accounts, goodwill and other finite-lived intangible assets impairment, legal contingencies, uninsured liabilities, accrual estimates, pension and post-retirement estimates, multi-employer withdrawal liabilities, and income taxes.  Future results could be materially affected if actual results differ from these estimates and assumptions.

Reclassification:  Other receivables of $21.5 million have been reclassified from net accounts receivable to prepaid expenses and other assets in the Company’s Consolidated Balance Sheet at December 31, 2015 to conform to the current year presentation.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $21.3 million and $13.8 million at December 31, 2016 and 2015, respectively, and are reflected as current liabilities in the consolidated balance sheets.

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, and Level 2 inputs for its accounts receivable, capital construction fund – cash on deposit, and variable and fixed rate debt.  The fair values of cash and cash equivalents, accounts receivable and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.  The carrying value and fair value of the Company’s financial instruments as of December 31, 2016 and 2015 are as follows (in millions).

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
	December 31, 2016	Fair Value Measurements at December 31, 2016
Cash and cash equivalents	$13.9	$13.9	$13.9	$—	$—
Accounts receivable, net	189.5	189.5	—	189.5	—
Capital Construction Fund - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	55.0	55.0	—	55.0	—
Fixed rate debt	683.9	685.2	—	685.2	—

	December 31, 2015	Fair Value Measurements at December 31, 2015
Cash and cash equivalents	$25.5	$25.5	$25.5	$—	$—
Accounts receivable, net	192.8	192.8	—	192.8	—
Fixed rate debt	429.9	443.8	—	443.8	—

Accounts Receivable, net: Accounts receivable represents amounts due from trade customers arising in the normal course of business.  Accounts receivable are shown net of allowance for doubtful accounts receivable in the Consolidated Balance Sheets.  At December 31, 2016, and 2015, the Company had assigned $174.7 million and $176.6 million of eligible accounts receivable, respectively, to the Capital Construction Fund (see Note 7).

Allowance for Doubtful Accounts:  Allowances for doubtful accounts receivable are established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition of the Company’s customers and potential risks to collection, payment history and other factors which are regularly monitored by the Company.  The changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2016 were as follows (in millions):

	Balance at	Expense	Write-offs	Balance at
Year	Beginning of Year	(Recovery)	and Other	End of Year
2016 (1)	$6.6	$(0.3)	$(2.1)	$4.2
2015	$5.0	$2.0	$(0.4)	$6.6
2014	$4.1	$1.8	$(0.9)	$5.0

(1)	2016 expense includes amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2016 and 2015 (in millions):

	As of December 31,
Prepaid Expenses and Other Assets	2016	2015
Income tax receivables	$23.4	$15.1
Insurance related receivables	17.6	18.3
Prepaid fuel	11.5	9.3
Other	18.3	16.9
Total	$70.8	$59.6

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

The Company has evaluated its investment in its related party Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2016, 2015, and 2014.

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

Capitalized Interest:  The Company entered into agreements with shipyards for the construction of four new vessels to be utilized within the Company’s operations (see Note 5).  The Company is funding the construction of these vessels through borrowings and cash flows generated by the Company.  The Company determined that the construction of these vessels are considered qualifying assets for the purposes of capitalizing interest on these assets.

The Company’s policy is to capitalize interest costs during the period the qualified assets are being readied for their intended use.  The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate.  The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period.  Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheet (see Note 5).  During the three years ended December 31, 2016, 2015 and 2014, the Company capitalized $2.1 million, $0.4 million and $0.4 million of interest related to the construction of new vessels.

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

The Company operates six non-U.S. flag vessels (one owned; one under a bareboat charter arrangement; and the remaining on time charter) in the Pacific Islands.  The Company is responsible for ensuring that the owned and bareboat chartered vessels meet international standards for seaworthiness, which among other requirements generally mandate that the Company perform two dry‑docking inspections every five years.  The dry-dockings of the Company’s time chartered vessels are the responsibility of the vessels’ owners.

As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulatory scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Deferred dry-docking amortization amounts are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.

Goodwill and Intangible Assets:  Goodwill and intangible assets arise as a result of acquisitions made by the Company (see Notes 3 and 6).  Intangible assets consisted of customer relationships which are being amortized using the straight-line method over the expected useful lives ranging from 3 to 21 years, and a trade name that has an indefinite life.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, including intangible assets and goodwill for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  The Company has reporting units with the Ocean Transportation and Logistics reportable segments.  Long-lived assets and finite-lived intangible assets are group at the lowest level reporting unit for which identifiable cash flows are available.

Long-lived Assets and Finite-lived Intangible Assets:  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  These asset impairment analyses are highly subjective because they require management to make assumptions and apply considerable judgments to, among other things, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing costs of maintenance and improvements of the assets, and thus, the accounting estimates may change from period to period.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

No impairment charges of long-lived assets were recorded for the years ended December 31, 2016, and 2014.  During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels from its recorded net book value to its estimated fair value of zero. The impairment expense is included in Ocean Transportation operating costs on the Consolidated Statements of Income and Comprehensive

Income.  No impairment charges of finite-lived intangible assets was recorded for the years ended December 31, 2016, 2015 and 2014.

Indefinite-life Intangible Assets and Goodwill:  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  The discounted cash flow approach requires the Company to use a number of assumptions, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a discount rate that considers the risks related to the amount and timing of the cash flows.  Although the assumptions used by the Company in its discounted cash flow model are consistent with the assumptions the Company used to generate its internal strategic plans and forecasts, significant judgment is required to estimate the amount and timing of future cash flows from the reporting unit and the risk of achieving those cash flows.  When using market multiples of EBITDA, the Company must make judgments about the comparability of those multiples in closed and proposed transactions.  Accordingly, changes in assumptions and estimates, including, but not limited to, changes driven by external factors, such as industry and economic trends, and those driven by internal factors, such as changes in the Company’s business strategy and its internal forecasts, could have a material effect on the Company’s financial condition or its future operating results.

The Company has evaluated its indefinite-life intangible assets and goodwill for impairment and determined that the fair value of each reporting unit substantially exceeds book value.  No impairment charges were recorded for the years ended December 31, 2016, 2015 and 2014, respectively.

Accruals and other liabilities:  Accruals and other liabilities consist of the following at December 31, 2016 and 2015 (in millions):

	As of December 31,
Accruals and Other Liabilities	2016	2015
Payroll and vacation benefits	$23.3	$23.1
Uninsured claims and related liabilities - short term	18.4	27.1
Incentives and other benefits	9.6	20.7
Molasses tank farm removal accrual	3.1	7.4
Restructuring and severance accruals related to Horizon	—	5.0
Interest on debt	5.8	3.9
Multi-employer withdrawal liability - short-term (see Note 12)	4.1	4.1
Other liabilities	12.6	19.4
Total	$76.9	$110.7

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

The estimation of the Company’s pension and post-retirement benefit expenses and liabilities requires that the Company make various assumptions.  These assumptions include factors such as discount rates, expected long-term rate of return on pension plan assets, salary growth, health care cost trend rates, inflation, retirement rates, mortality rates, and expected contributions.  Actual results that differ from the assumptions made could materially affect the Company’s financial condition or its future operating results.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income (loss).  Additionally, these unamortized gains and losses are amortized and reclassified to income (loss) over future periods.  Additional information about the Company’s pension and post-retirement plans is included in Note 11.

Uninsured Claims and Related Liabilities: The Company is uninsured for certain claims including, but not limited to, employee health, workers’ compensation, general liability, real and personal property.  Where feasible, the Company obtains third-party excess insurance coverage to limit its exposure to these claims.  When estimating its uninsured claims and related liabilities, the Company considers a number of factors, including historical claims experience, demographic factors, current trends, and analyses provided by indepeCan yndent third-parties.  Periodically, management reviews its assumptions and the analyses provided by independent third-parties to determine the adequacy of the Company’s uninsured claims and related liabilities.  The Company’s uninsured claims and related liabilities contain uncertainties because management is required to apply judgment and make long-term assumptions to estimate the ultimate cost to settle reported claims, and of claims incurred but not reported, as of the balance sheet date.  If management uses different assumptions or if different conditions occur in future periods, the Company’s financial condition or its future operating results could be materially impacted.

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

Recognition of Revenues and Expenses:  Ocean Transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period.  Vessel operating costs are recognized as incurred.  Other ocean transportation operating costs such as terminal operating overhead and general and administrative expenses are charged to operating costs as incurred.  Revenues and costs from terminal and other related services are recognized upon completion of the services.  Revenues and costs from ship management services are recognized in proportion to the services performed.

Hawaii, Alaska, Guam and certain Pacific island service freight rates are provided in tariffs filed with the Surface Transportation Board of the U.S. Department of Transportation; for other Pacific island services, the rates are filed with the Federal Maritime Commission.  The Alaska and China service rates are predominately established by individual contracts with customers.

Logistics transportation brokerage services revenue consists of amounts billed to customers for transportation brokerage services provided.  The primary costs include third-party purchased transportation services.  Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period.  The Company reports revenue on a gross basis as the Company serves as principal in transactions because it is responsible for the contractual relationship with the customer, has latitude in establishing prices, has discretion in supplier selection, and retains credit risk.

Logistics warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise.  For customer dedicated warehouses, storage revenue is recognized as earned over the life of the contract.  Storage revenue generated by the public warehouses is recognized in the month the service is provided according to the terms of the contract.  Storage expenses are recognized as incurred.  Handling and value-added packaging revenue and expense are recognized in proportion to the services completed.  Logistics supply chain management and other services, and related costs are recognized in proportion to the services performed.

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

The Company makes certain estimates and judgments in determining income tax expense for Consolidated Financial Statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and Consolidated Financial Statement purposes.  In addition, judgment is required in determining if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods. A valuation allowance would be established if, based on the weight of available evidence, management believes that it is more likely than not that some portion or all of a recorded deferred tax asset would not be realized in future periods (see Note 10).  Significant changes to these estimates may result in an increase or decrease to the Company’s tax provision in a subsequent period.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially affect the Company’s financial condition or its future operating results.

Comprehensive Income (Loss):  Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from common stock transactions.  Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income are shown net of tax benefit (expense) of $0.7 million, $(5.0) million and $19.4 million for the years ended December 2016, 2015, and 2014, respectively.  Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows (in millions):

			Non-				Accumulated
			Qualified	Foreign			Other
		Post	Pension	Currency	Interest		Comprehensive
	Pensions	Retirement	Plans	Translation	Hedge	Other	Income (Loss)
Balance at December 31, 2014	$(45.0)	$(7.2)	$(0.5)	$0.3	$(0.7)	$(0.2)	$(53.3)
Net gain (loss) in prior service costs	3.7	1.4	0.5	—	—	(0.5)	5.1
Amortization of prior service cost	(1.3)	0.1	(0.1)	—	—	—	(1.3)
Amortization of net loss (gain)	0.9	1.0	(0.1)	—	—	—	1.8
Foreign currency translation adjustment	—	—	—	0.7	—	—	0.7
Other	—	—	—	—	0.1	—	0.1
Balance at December 31, 2015	(41.7)	(4.7)	(0.2)	1.0	(0.6)	(0.7)	(46.9)
Net gain (loss) in prior service costs	—	0.7	(0.1)	—	—	0.1	0.7
Amortization of prior service cost	(1.4)	—	(0.1)	—	—	0.2	(1.3)
Amortization of net loss (gain)	1.7	(0.4)	—	—	—	(0.1)	1.2
Foreign currency translation adjustment	—	—	—	0.1	—	—	0.1
Other	—	—	—	—	0.1	—	0.1
Balance at December 31, 2016	$(41.4)	$(4.4)	$(0.4)	$1.1	$(0.5)	$(0.5)	$(46.1)

Basic and Diluted Earnings per Share (“EPS”) of Common Stock:  Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2016, 2015, and 2014.

The denominator used to compute basic and diluted earnings per share for the three years ended December 31, 2016, were as follows (in millions):

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$80.5	43.1	$1.87	$103.0	43.5	$2.37	$70.8	43.0	$1.65
Effect of Dilutive Securities:		0.4	(0.02)		0.5	(0.03)		0.4	(0.02)
Diluted:	$80.5	43.5	$1.85	$103.0	44.0	$2.34	$70.8	43.4	$1.63

Rounding:  Amounts in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements are rounded to millions, except for per-share calculations and percentages which were determined based on amounts before rounding.  Accordingly, a recalculation of some per-share amounts and percentages, if based on the reported data, may be slightly different.

New Accounting Pronouncements:  Revenue from Contracts with Customers:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The guidance establishes principles regarding the nature, timing, and uncertainty of revenue from contracts with customers.  It removes inconsistencies in existing revenue requirements, provides a more robust framework for addressing revenue issues and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  The new standard will be effective for interim and annual reporting periods beginning after December 15, 2016.

The Company is in the process of evaluating the impact of adopting ASU 2014-19 on its Consolidated Financial Statements.  The Company is currently reviewing customer contracts in each of its operating segments for all services provided, assessing the impact of applying ASU 2014-19, and comparing this to the Company’s historical revenue recognition criteria.  Based upon the preliminary review of customer contracts, the Company believes that the Company’s revenue recognition policies are consistent with the requirements of ASU 2014-19.  While the Company continues to assess all potential impacts of adopting ASU 2014-19, based upon information available to date, the Company does not expect the adoption of ASU 2014-19 to have a significant impact either on the timing or recognition of Ocean Transportation and Logistics revenues.

Leases:  In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases in their balance sheets but recognize the expenses on their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating this guidance.

Share-Based Awards:  In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-19”).  The amendments are effective for interim and annual reporting periods beginning after December 15, 2016.  Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The Company believes the adoption of ASU 2016-09 will not have a material impact on the Company’s Consolidated Financial Statements.

3.BUSINESS COMBINATION

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

Total consideration paid by the Company on the Effective Date for the membership interests in Span Alaska including the repayment of Span Alaska’s debt and accrued interest, is as follows (in millions):

Span Alaska Consideration	Total
Membership interests	$117.0
Span Alaska’s debt	81.9
Total	$198.9

The Span Alaska Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASU 805”).  The assets acquired and liabilities assumed in the Span Alaska Acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgment, and include estimates used in the valuation of property and equipment, and intangible assets.  As of December 31, 2016, the Company has finalized the purchase accounting for the Span Alaska Acquisition.

The following table summarizes the fair values assigned to Span Alaska’s assets acquired and liabilities assumed at the Effective Date:

Purchase Price Allocation (in millions)	Total
Cash and cash equivalents	$4.4
Accounts receivable	11.1
Prepaid and other current assets	0.9
Property and equipment	8.1
Intangibles – Customer relationships	79.3
Intangibles – Trade name	27.3
Other long-term assets	0.1
Accounts payable	(3.3)
Accruals and other current liabilities	(6.4)
Capital lease obligations	(1.2)
Span Alaska’s debt	(81.9)
Total identifiable assets less liabilities	38.4
Total consideration for membership interests	(117.0)
Goodwill	$78.6

The amounts above include $0.4 million of purchase price adjustments recorded to the preliminary purchase price allocation initially recorded in the Company’s interim Condensed Consolidated Financial Statements for the three and nine-months ended September 30, 2016.

Property and equipment:  Property and equipment of $8.1 million includes the fair value of terminal and transportation equipment (trucks, forklifts, trailers and containers) and other warehouse equipment, leasehold improvements and other office equipment.

Intangibles - The customer relationships and trade name intangible assets were recorded using information obtained from valuation specialists engaged by the Company to assist management with estimating the fair value of these intangible assets.

Customer relationships:  Intangibles of $79.3 million related to customer relationships, and are being amortized using the straight-line method over 20 years.  In determining the amortization period, the Company considered the historical trends of Span Alaska’s customers and related attrition rates.  The Company also considered potential future attrition risks, existing competition, the costs associated with establishing a freight forwarding business including the need to develop a broad base of customer relationships over a period of time.  Furthermore, the Company considered existing relationships with ocean transportation service providers in Alaska, and the potential impact of competition.  As a result, the Company believes that Span Alaska’s customers are considered less vulnerable to attrition.

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

Goodwill:  The Company recorded goodwill of $78.6 million from the Span Alaska Acquisition, which represents the excess of the fair value of consideration paid by the Company over the fair value of the underlying identifiable assets acquired and liabilities assumed.   In accordance with ASC 805, goodwill will not be amortized, but instead will be tested for impairment at least annually, or whenever events or circumstances have occurred that may indicate a possible impairment.

Goodwill arises as a result of several factors including: (i) the Span Alaska Acquisition significantly expands Matson’s Logistics’ platform and Matson’s long-term commitment in the Alaska market; (ii) Span Alaska is a leading freight forwarding business and continues to be led by an experienced management team and assembled workforce with knowledge of the Alaska industry and of its customers; and (iii) the additional growth potential of Span Alaska.

The Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2016 include operating revenue of $22.8 million (after elimination of intercompany revenue), and operating income of $3.5 million, respectively, from Span Alaska’s operations, and in the Logistics segment.  One-time acquisition related costs of approximately $3.0 million incurred as a result of the Span Alaska Acquisition, is included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income.

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

The Horizon Acquisition was accounted for as a business combination in accordance with ASC 805.  Assets acquired and liabilities assumed were recorded at estimated fair value at May 29, 2015, with the remaining unallocated purchase price of $217.7 million recorded as goodwill.  The Company finalized its purchase accounting for the Horizon Acquisition as of June 30, 2016.  The following table summarizes the fair values assigned to Horizon's assets acquired and liabilities assumed that were recognized as of the acquisition date, with purchase price allocation adjustments since the preliminary purchase price allocation previously disclosed as of December 31, 2015:

Purchase Price Allocation (in millions)	Preliminary Estimates	Adjustments	Final
Cash and cash equivalents	$0.8	$—	$0.8
Accounts receivable	31.7	—	31.7
Other current assets	7.2	—	7.2
Deferred tax assets, net	45.6	0.7	46.3
Property and equipment	170.4	—	170.4
Intangibles - Customer relationships	140.0	—	140.0
Other long-term assets	4.1	—	4.1
Accounts payable	(22.8)	—	(22.8)
Accruals and other current liabilities	(32.1)	0.7	(31.4)
Multi-employer withdrawal liability	(60.6)	(4.9)	(65.5)
Capital lease obligations	(1.6)	—	(1.6)
Horizon's debt and warrants	(467.5)	—	(467.5)
Total identifiable assets less liabilities	(184.8)	(3.5)	(188.3)
Total cash paid for common shares	(29.4)	—	(29.4)
Goodwill	$214.2	$3.5	$217.7

Purchase price allocation adjustments related primarily to the receipt of additional information that increased the fair value of the Puerto Rico multi-employer withdrawal liability, offset by fair value adjustments to deferred tax assets, and to accruals and other current liabilities.

The Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2016 include operating revenue and operating income from Horizon’s operations of $277.6 million and $20.0 million, respectively.  One-time acquisition costs related to the Horizon Acquisition incurred during the year ended December 31, 2016 were not material and were $19.0 million during the year ended December 31, 2015.

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

	Years Ended December 31,
(in millions, except per-share amount)	2016	2015
Pro Forma Combined:
Operating revenue	$1,974.2	$2,076.4
Net income	$84.9	$107.7
Basic Earnings Per-Share:	$1.97	$2.48
Diluted Earnings Per-Share:	$1.95	$2.45
Weighted-Average Number of Shares Outstanding:
Basic	43.1	43.5
Diluted	43.5	44.0

4.INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the related party Terminal Joint Venture using the equity method of accounting.  The Company records its share of income in the Terminal Joint Venture in operating costs within the Ocean Transportation segment, due to operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business.  The Company’s investment in the Terminal Joint Venture was $82.4 million and $66.4 million at December 31, 2016 and 2015, respectively.

The Company’s share of incomes recorded in the Consolidated Statements of Income and Comprehensive Income, and dividends received by the Company during the years ended December 31, 2016, 2015 and 2014 is as follows (in millions):

	Years Ended December 31,
Terminal Joint Venture	2016	2015	2014
Company Share of Net Income	$15.8	$16.5	$6.6
Distributions Received	$—	$14.0	$—

The Company’s Ocean Transportation segment operating costs include $177.8 million, $174.1 million and $164.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $16.7 million and $19.5 million for terminal services payable to the Terminal Joint Venture at December 31, 2016 and 2015, respectively.

A summary of unaudited condensed financial information for the Terminal Joint Venture at December 31, 2016 and 2015 is as follows (in millions):

	As of December 31,
Condensed Balance Sheets (Unaudited)	2016	2015
Current assets	$147.7	$107.0
Non-current assets	138.5	121.2
Total Assets	$286.2	$228.2

Current liabilities	$48.9	$42.0
Non-current liabilities	14.8	9.4
Equity	222.5	176.8
Total Liabilities and Equity	$286.2	$228.2

	Years Ended December 31,
Condensed Statements of Operating Income (Loss) and Net Income (Unaudited)	2016	2015	2014
Operating revenue	$740.9	$621.0	$586.2
Operating costs and expenses	706.5	610.2	589.7
Operating income (loss)	34.4	10.8	(3.5)
Net Income (1)	$45.1	$44.9	$21.2

(1)Includes earnings from equity method investments held by the Terminal Joint Venture.

5.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2016 and 2015, and depreciation expense in the three years ended December 31, 2016 includes the following (in millions):

	As of December 31, 2016
		Accumulated
	Cost	Depreciation	Net Book Value
Vessels	$1,416.1	$840.7	$575.4
Containers and equipment	536.9	326.7	210.2
Terminal facilities and other property	43.2	35.3	7.9
Vessel construction in progress	124.5	—	124.5
Other construction in progress	31.2	—	31.2
Total	$2,151.9	$1,202.7	$949.2

	As of December 31, 2015
		Accumulated
	Cost	Depreciation	Net Book Value
Vessels	$1,384.8	$787.4	$597.4
Containers and equipment	496.0	307.8	188.2
Terminal facilities and other property	42.0	33.4	8.6
Vessel construction in progress	30.0	—	30.0
Other construction in progress	36.1	—	36.1
Total	$1,988.9	$1,128.6	$860.3

	Years Ended December 31,
	2016	2015	2014
Depreciation Expense	$86.0	$76.4	$66.8

The Company entered into agreements for the construction of two new Aloha Class container vessels, and two new Kanaloa Class combination container and roll-on/roll-off vessels at an estimated combined cost of approximately $925.3 million.  The vessels are expected to be delivered during the periods from 2018 to 2020.  Vessel construction in progress represents progress payments to the shipyards in accordance with the terms of the vessel construction agreements, and other related costs.  Vessel construction in progress costs include capitalized interest of $2.9 million and $0.8 million as of December 31, 2016 and 2015, respectively.

Property and equipment includes assets subject to capital leases with a net book value of $6.4 million and $6.4 million, net of accumulated depreciation of $2.4 million and $1.1 million at December 31, 2016 and 2015, respectively. Amortization recorded in the Consolidated Statement of Income and Comprehensive Income was $1.2 million, $0.6 million and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s goodwill for the years ended December 31, 2016 and 2015 consist of the following (in millions):

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2014	$0.8	$26.6	$27.4
Additions - Horizon Acquisition	214.2	—	214.2
Balance at December 31, 2015	215.0	26.6	241.6
Additions - Horizon Acquisition	3.5	—	3.5
Additions - Span Alaska Acquisition	—	78.6	78.6
Balance at December 31, 2016	$218.5	$105.2	$323.7

Intangible assets as of December 31, 2016 include the following (in millions):

	Intangible Assets
	Ocean
	Transportation	Logistics	Total
Gross Amount at December 31, 2015	$140.6	$10.8	$151.4
Additions - Span Alaska Acquisition	—	106.6	106.6
Gross Amount at December 31, 2016	140.6	117.4	258.0
Accumulated Amortization	(11.0)	(10.4)	(21.4)
Net Amount at December 31, 2016	$129.6	$107.0	$236.6

Additions to Logistics of $106.6 million during the year ended December 31, 2016, includes customer relationships and trade name intangible assets of $79.3 million and $27.3 million, respectively, acquired as part of the Span Alaska Acquisition (see Note 3).  The Span Alaska customer relationships intangible assets are being amortized over 20 years.  The trade name intangible asset has an indefinite useful life.  Intangible assets as of December 31, 2016 consisted of customer relationships and trade name of $209.3 million, and $27.3 million, respectively.

Intangible assets as of December 31, 2015 include the following (in millions):

	Intangible Assets
	Ocean
	Transportation	Logistics	Total
Gross Amount at December 31, 2014	$0.6	$9.8	$10.4
Additions - Horizon Acquisition	140.0	—	140.0
Additions - Other Acquisitions	—	1.0	1.0
Gross Amount at December 31, 2015	140.6	10.8	151.4
Accumulated Amortization	(4.2)	(8.1)	(12.3)
Net Amount at December 31, 2015	$136.4	$2.7	$139.1

Additions to Ocean Transportation intangible assets of $140.0 million during the year ended December 31, 2015 related to customer relationships intangible assets acquired as part of the Horizon Acquisition, and are being amortized over 21 years (see Note 3).

Intangible asset related amortization expense was $9.1 million, $4.4 million and $1.3 million for 2016, 2015, and 2014, respectively.  As of December 31, 2016, estimated amortization expenses related to intangible assets – customer relationships during the next five years and thereafter are as follows (in millions):

Customer
Year	Relationships
2017	$11.3
2018	11.2
2019	11.0
2020	11.0
2021	10.9
Thereafter	153.9
Total	$209.3

7.CAPITAL CONSTRUCTION FUND

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

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income.  Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years. Under the terms of the CCF agreement, the Company may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds.  Such accrued deposits to, and withdrawals from, the CCF are reflected in the consolidated balance sheets either as obligations of the Company’s current assets or as receivables from the CCF.

As of December 31, 2016 and 2015, $174.7 million and $176.6 million of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the consolidated balance sheets.  At December 31, 2016 and 2015, the Company had $31.2 million and a nominal amount on deposit in the CCF invested in a money market fund, and is classified as a long-term asset in the Company’s Consolidated Balance Sheet, respectively.

8.DEBT

At December 31, 2016 and 2015, the Company’s debt consisted of the following (in millions):

	As of December 31,
	2016	2015
Term Loans:
5.79%, payable through 2020	$24.5	$31.5
3.66%, payable through 2023	59.3	68.4
4.16%, payable through 2027	55.0	55.0
3.37%, payable through 2027	75.0	—
3.14%, payable through 2031	200.0	—
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	26.4	28.6
5.27%, payable through 2029	28.6	30.8
Revolving credit facility	55.0	—
Capital leases	2.6	3.1
Total Debt	738.9	429.9
Less: Current portion	(31.8)	(22.0)
Total Long-term Debt	$707.1	$407.9

Description of Debt: The following is a description of the Company’s debt:

Term Loans:  The 5.79 percent notes payable through 2020 are amortized by semi-annual principal payments of $3.5 million plus interest.

During the second quarter of 2012, the Company issued new unsecured, fixed rate, amortizing long-term debt of $170.0 million, which funded in three tranches, $77.5 million at an interest rate of 3.66 percent, $55.0 million at an interest rate of 4.16 percent, and $37.5 million at an interest rate of 4.31 percent.  Interest is payable semi-annually.  The notes began to amortize in 2015 with aggregate semi-annual payments of $4.6 million which continued through 2016, followed by $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

In January 2014, the Company issued $100 million of 30-year senior unsecured private placement notes (the “2014 Notes”).  The 2014 Notes bear interest at a rate of 4.35 percent, payable semi-annually.  The 2014 Notes will begin to amortize in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

In July 2015, the Company entered into a private placement note purchase agreement for the issuance of $75.0 million of 30-year senior unsecured notes (the “2015 Notes”).  The 2015 Notes bear interest at a rate of 3.92 percent, payable semi-annually.  The 2015 Notes will begin to amortize in 2017, with annual principal payments of approximately $1.8 million through 2019.  During the years 2020 to 2026, the annual principal payments will range between approximately $1.3 million and $8.0 million.  Starting in 2027, and in each year thereafter, the annual principal payments will be approximately $1.5 million.

On September 14, 2016, the Company entered into an amended and restated private placement note purchase agreement (the “2016 Note Purchase Agreement”), pursuant to which the Company issued $200.0 million of 15-year final maturity senior unsecured notes (the “Series D Notes”).  The Series D Notes bear interest at a rate of 3.14 percent, payable semi-annually.  The Series D Notes will begin to amortize in March 2019, with semi-annual principal payments of $6.0 million in 2019.  During the years 2020 to 2023, the semi-annual principal payments will be $9.2 million.  Starting in March 2024, and in each year thereafter through maturity in September 2031, the semi-annual principal payments will be $7.15 million.

On December 21, 2016, the Company entered into a private placement note purchase agreement pursuant to which the Company issued $75 million in 11-year final maturity senior unsecured notes (the "Series A Notes").  The Series A

Notes bear interest at a rate of 3.37% percent, payable semi-annually.  The Series A Notes will begin to amortize in December 2021, with principal payments of $5.8 million in 2021 and $11.5 million per year, paid semi-annually, from 2022 through 2027.

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

Revolving Credit Facility: In 2012, the Company entered into a $375.0 million, five‑year unsecured revolving credit facility with a syndicate of banks to provide the Company with additional sources of liquidity for working capital requirements and investment opportunities (the “Credit Facility”).  The Credit Facility includes a $100 million sub-limit for the issuance of standby and commercial letters of credit, and a $50 million sub-limit for swing line loans. The Credit Facility also includes an uncommitted option to increase the Credit Facility by $75 million.

On July 30, 2015, the Company entered into an amendment to the credit facility (the “Credit Facility Amendment”).  The Credit Facility Amendment includes an increase in the borrowing capacity to $400 million, and a five year extension of the maturity date to July 30, 2020.  In addition, the Credit Facility Amendment includes a number of amended terms, including modifications to certain definitions and covenants, and includes an uncommitted option to increase the borrowing capacity of the Credit Facility Amendment by an additional $150 million.

The Credit Facility is subject to commitment fees, letter of credit fees, and interest on borrowings based on the Company’s ratio of total debt to EBITDA (the “Leverage Ratio”).  Commitment fees and letter of credit fees are computed using rates tied to a sliding scale, which range from 0.15 percent to 0.30 percent, and 1.00 percent to 1.75 percent, respectively, based on the Consolidated Net Leverage Ratio, as defined within the Credit Facility Amendment.  Interest rates on borrowings are based upon the Eurodollar Rate (LIBOR) plus 1.00 percent to 1.75 percent using a sliding scale based on the Consolidated Net Leverage Ratio.  The Company may also select an interest rate at a Base Rate as defined in the Credit Facility Amendment, plus a margin that ranges from zero percent to 0.75 percent. Based upon the Company’s Consolidated Net Leverage Ratio, the interest rate applicable to any borrowings would have been approximately 1.97 percent at December 31, 2016.

The Company also entered into other amendments to its existing term loan agreements that included modifications to certain definitions and covenants, as defined within the agreements.  Interest rates and other substantive terms remained unchanged.

As of December 31, 2016, the Company had $55.0 million of borrowings outstanding under the Credit Facility, and there were no borrowings outstanding as of December 31, 2015.  As of December 31, 2016, the Company had $333.8 million of availability under the Credit Facility.  The Company used $11.2 million of the sub-limit for letters of credit outstanding as of December 31, 2016.

Capital Leases:  The Company’s capital lease obligations represent leasing of containers and other equipment, and have been classified as current and long-term debt in the Company’s Consolidated Balance Sheets.

Debt Guarantees:  All of the Company’s debt as of December 31, 2016 was unsecured, except for $55.0 million in Title XI bonds, all of which are guaranteed by the Company’s significant subsidiaries.  All of the Company’s debt is fixed rate debt except for borrowings under the Credit Facility.

Debt Covenants:  Principal covenants contained in the Company’s Credit Facility and long-term fixed rate debt agreements as of December 31, 2016 include, but are not limited to:

▪	Not permit the ratio of debt to consolidated EBITDA to exceed 3.25 to 1.00 for each fiscal four quarter period, except under certain pre-defined circumstances;

▪	Not permit the ratio of consolidated EBITDA to interest expense as of the end of any fiscal four quarter period to be less than 3.50 to 1.00; and
▪

Not permit the aggregate principal amount of Priority Debt (as defined in the 2016 Note Purchase Agreement) at any time to exceed 20 percent (subject to reduction to 17.5 percent upon the earlier of December 31, 2017 and upon the occurrence of certain events) of Consolidated Tangible Assets (as defined in the 2016 Note Purchase Agreement); and not permit the aggregate principal amount of Priority Debt that is not Title XI Priority Debt (as defined in the 2016 Note Purchase Agreement) at any time to exceed 10 percent of Consolidated Tangible Assets, as defined in the 2016 Note Purchase Agreement.

Principle covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI Debt up to certain thresholds, as defined within the agreements.  The Company was in compliance with these covenants as of December 31, 2016.

Debt Maturities:  At December 31, 2016, debt maturities during the next five years and thereafter are as follows (in millions):

Year	Total
2017	$31.8
2018	30.7
2019	42.1
2020	48.4
2021	54.2
Thereafter	531.7
Total debt	$738.9

9.LEASES

The Company leases certain property and equipment, and other facilities under various operating lease agreements, with terms that range from 1 to 50 years.  Such leases generally include provisions for the maintenance of the leased assets, options to purchase the assets at fair value, and renewal options to extend the lease agreements.

Rent expense recorded in costs and expenses in the Consolidated Statement of Income and Comprehensive Income from operating leases totaled $68.6 million, $65.6 million and $58.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes volume-based terminal rent.  Additionally, rent expense for short-term and cancelable equipment rentals was $51.0 million, $39.9 million and $27.6 million in 2016, 2015, and 2014, respectively.  Management expects that in the normal course of business most operating leases will be renewed or replaced by other similar leases.

Future minimum payments under operating leases as of December 31, 2016 were as follows (in millions):

Year	Total
2017	$45.5
2018	37.3
2019	30.2
2020	24.9
2021	13.8
Thereafter	31.2
Total minimum lease payments	$182.9

10.INCOME TAXES

Income tax expense for the years ended December 31, 2016, 2015 and 2014 consisted of the following (in millions):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$10.0	$22.6	$45.5
State	(1.3)	2.9	3.7
Total	8.7	25.5	49.2
Deferred:	39.9	49.3	2.7
Total income tax expense	$48.6	$74.8	$51.9

Income tax expense for the years ended December 31, 2016, 2015, and 2014, differs from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2016	2015	2014
Computed federal income tax expense	35.0%	35.0%	35.0%
State income tax	1.8%	2.5%	2.2%
Valuation allowance	0.3%	1.1%	3.3%
Foreign taxes	0.4%	0.6%	0.4%
Deferred tax adjustment	0.1%	1.1%	(0.9)%
Unrecognized tax benefits	(1.0)%	0.4%	(0.4)%
Other — net	1.0%	1.4%	2.7%
Effective income tax rate	37.6%	42.1%	42.3%

The Company recorded a valuation allowance against operating losses related to a foreign subsidiary of $0.4 million, $1.8 million and $4.1 million in 2016, 2015 and 2014, respectively, as the Company determined the tax benefits associated with such losses may not be realized in future periods.  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016 and 2015, were as follows (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Benefit plans	$78.1	$79.1
Federal net operating losses	52.1	68.0
Insurance reserves	9.9	15.4
State net operating losses	7.9	7.8
Foreign losses	4.9	5.7
Alternative minimum tax credits	31.0	3.6
Allowance for doubtful accounts	1.3	2.4
Reserves	2.4	—
Other	3.5	1.9
Total deferred tax assets	191.1	183.9
Valuation allowance	(11.9)	(12.6)
Total Deferred tax assets, net of valuation allowance	179.2	171.3

Deferred tax liabilities:
Basis differences for property and equipment	339.0	300.8
Capital Construction Fund	115.8	95.6
Intangibles	53.8	53.0
Deferred revenue	9.5	11.8
Joint ventures and other investments	9.9	10.6
Reserves	—	10.0
Total deferred tax liabilities	528.0	481.8
Deferred tax liability, net	$348.8	$310.5

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured as the fair market value of the stock at the time of vesting, tax-effected.  The net tax benefits from share-based transactions were $2.2 million, $2.6 million and $0.8 million for 2016, 2015 and 2014, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid-in-capital in the Consolidated Statements of Shareholders’ Equity.

Net Operating Losses and Tax Credit Carryforwards:  The Company’s net operating losses (“NOLs”) and tax credit carryforwards at December 31, 2016 and 2015, were as follows:

(in millions)	Expiration Date	2016	2015
U.S. Federal income tax NOLs	Various dates through December 31, 2034	$190.0	$194.2
U.S. State income tax NOLs	Various dates through December 31, 2034	$192.8	$192.4
Foreign income tax NOLs	No expiration date	$17.6	$20.2
U.S. alternative minimum tax credit	No expiration date	$31.0	$3.6

Valuation allowances recorded against all of the Company’s foreign income tax NOLs and a portion of the state income tax NOLs were $11.9 million and $12.6 million as of December 31, 2016 and 2015, respectively.  The Company believes that it is more likely than not that the benefit from these amounts will not be realized.

The U.S. federal and state income tax NOLs in the Company’s filed income tax returns include unrecognized tax benefits.  The deferred tax assets recognized for those NOLs are presented net of these unrecognized tax benefits. Because of the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of the Company’s domestic NOL and tax credit carryforwards may be limited in future periods.  Further, a portion of the federal and state income tax NOLs and tax credit carryforwards may expire before being applied to reduce future income tax liabilities.

Unrecognized Tax Benefits:  Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s effective tax rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

Unrecognized Tax Benefits:	Amount
Balance at December 31, 2013	$7.2
Changes in tax positions of prior years, net	0.5
Reductions for lapse of statute of limitations	(1.0)
Balance at December 31, 2014	6.7
Changes in tax positions of prior years, net	1.5
Additions from unrecognized tax benefits acquired	14.4
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2015	22.1
Changes in tax positions of prior years, net	(1.1)
Reductions for lapse of statute of limitations	(0.6)
Balance at December 31, 2016	$20.4

Included in the balance of unrecognized tax benefits at December 31, 2016 are potential benefits of $4.3 million that, if recognized, would affect the effective tax rate.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.4 million as of December 31, 2016 and 2015.

The Company is no longer subject to U.S. federal income tax audits for years before 2012.  The Company is routinely involved in State, local income and excise tax audits, and foreign tax audits.

11.PENSION AND POST-RETIREMENT PLANS

Non-bargaining Plans:

The Company has two funded qualified single-employer defined benefit pension plans that cover certain non‑bargaining unit employees and bargaining unit employees.  In addition, the Company has plans that provide certain retiree health care and life insurance benefits to substantially all salaried, non-bargaining employees hired before 2008 and to certain bargaining unit employees.  Employees are generally eligible for such benefits upon retirement and completion of a specified number of years of service.  The Company does not pre-fund these health care and life insurance benefits, and has the right to modify or terminate certain of these plans in the future.  Most non-bargaining retirees pay a portion of the benefit costs.

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

The Company’s target and actual asset allocations at December 31, 2016 and 2015 were as follows:

Asset Categories	Target	2016	2015
Domestic equity securities	53%	62%	62%
International equity securities	15%	13%	13%
Debt securities	22%	17%	18%
Real estate	5%	6%	6%
Other and cash	5%	2%	1%
Total	100%	100%	100%

The Company’s investments in equity securities primarily include domestic large-cap and mid-cap companies, but also includes an allocation to small-cap and international equity securities.  Equity investments do not include any direct holdings of the Company’s stock but may include such holdings to the extent that the stock is included as part of certain mutual fund holdings.  Debt securities include investment-grade and high-yield corporate bonds from diversified industries, mortgage-backed securities, and U.S. Treasuries.  Other types of investments include funds that invest in commercial real estate assets, and to a lesser extent, private equity investments in technology companies. All assets within specific funds are allocated to the target asset allocation of the fund.

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.

Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	8.3%
Three-year return	4.0%
Five-year return	9.4%
Long-term average return (since plan inception in 1989)	8.3%

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

The fair values of the Company’s pension plan assets at December 31, 2016 and 2015, by asset category, are as follows (in millions):

	Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$7.8	$7.8	$—	$—
Equity securities:
U.S. large-cap	67.1	31.6	35.5	—
U.S. mid- and small-cap	38.9	31.7	7.2	—
International large-cap	16.9	—	16.9	—
International small-cap	6.9	—	6.9	—
Fixed income securities:
U.S. Treasuries	8.9	—	8.9	—
Municipal bonds	9.3	—	9.3	—
Investment grade U.S. corporate bonds	5.3	—	5.3	—
High-yield U.S. corporate bonds	6.3	—	6.3	—
Emerging markets fixed income	0.5	0.5	—	—
Other types of investments:
Real estate partnership interests	10.8	—	—	10.8
Private equity partnership interests	0.1	—	—	0.1
Total	$178.8	$71.6	$96.3	$10.9

	Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.9	$6.9	$—	$—
Equity securities:
U.S. large-cap	64.5	48.6	15.9	—
U.S. mid- and small-cap	34.7	28.7	6.0	—
International large-cap	16.5	—	16.5	—
International small-cap	6.1	—	6.1	—
Fixed income securities:
U.S. Treasuries	5.6	—	5.6	—
Municipal bonds	5.3	—	5.3	—
Investment grade U.S. corporate bonds	2.4	—	2.4	—
High-yield U.S. corporate bonds	6.0	—	6.0	—
Emerging markets fixed income	10.4	10.4	—	—
Other types of investments:
Real estate partnership interests	10.3	—	—	10.3
Private equity partnership interests	0.2	—	—	0.2
Total	$168.9	$94.6	$63.8	$10.5

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015 (in millions):

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
	Real Estate	Private Equity	Total
Balance at December 31, 2014	$9.3	$0.3	$9.6
Actual return (loss) on plan assets:
Assets held at the reporting date	1.1	(0.1)	1.0
Assets sold during the period	0.4	—	0.4
Purchases, sales and settlements, net	(0.5)	—	(0.5)
Balance at December 31, 2015	10.3	0.2	10.5
Actual return (loss) on plan assets:
Assets held at the reporting date	0.6	(0.1)	0.5
Assets sold during the period	0.5	0.1	0.6
Purchases, sales and settlements, net	(0.6)	(0.1)	(0.7)
Balance at December 31, 2016	$10.8	$0.1	$10.9

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2016, 2015 and 2014, the Company contributed $7.5 million, $4.7 million and $6.5 million, respectively, in pension contributions in these plans.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2016 and 2015 are shown below (in millions):

			Other Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit obligation at beginning of year	$220.2	$237.4	$60.5	$62.6
Service cost	3.9	3.3	1.5	1.5
Interest cost	9.7	9.5	2.7	2.5
Plan participants’ contributions	—	—	1.0	0.9
Actuarial loss (gain)	4.2	(17.9)	1.9	(3.1)
Benefits paid, net of subsidies received	(11.1)	(10.9)	(4.0)	(3.9)
Expenses paid	(1.5)	(1.2)	—	—
Benefit obligation at end of year	225.4	220.2	63.6	60.5

Change in Plan Assets:
Fair value of plan assets at beginning of year	168.9	178.9	—	—
Actual return on plan assets	15.0	(2.6)	—	—
Plan participants’ contributions	—	—	1.0	0.9
Employer contributions	7.5	4.7	3.0	3.0
Benefits paid, net of subsidies received	(11.1)	(10.9)	(4.0)	(3.9)
Expenses paid	(1.5)	(1.2)	—	—
Fair value of plan assets at end of year	178.8	168.9	—	—
Funded Status and Recognized Liability	$(46.6)	$(51.3)	$(63.6)	$(60.5)

Qualified pension and other-post retirement benefits plans obligations recognized in the consolidated balance sheets and expenses recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 were as follows (in millions):

			Other Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Non-current assets	$1.0	$—	$—	$—
Current liabilities	—	—	(2.7)	(2.5)
Non-current liabilities, net	(47.6)	(51.3)	(60.9)	(58.0)
Total	$(46.6)	$(51.3)	$(63.6)	$(60.5)

Net loss, net of taxes	$(49.1)	$(50.8)	$(4.4)	$(4.7)
Prior service credit, net of taxes	7.7	9.1	—	—
Total	$(41.4)	$(41.7)	$(4.4)	$(4.7)

The information for qualified pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2016 and 2015 is shown below (in millions):

	2016	2015
Projected benefit obligation	$223.2	$218.0
Accumulated benefit obligation	$222.9	$217.7
Fair value of plan assets	$175.9	$166.2

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2017 is $1.7 million.  The estimated net loss and prior service cost for the other post-retirement benefit plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2017 is $0.9 million.

Unrecognized gains and losses of the post-retirement benefit plans are amortized over five years.  Although current health care costs are expected to increase, the Company attempts to mitigate these increases by maintaining caps on certain of its benefit plans, using lower cost health care plan options where possible, requiring that certain groups of employees pay a portion of their benefit costs, self‑insuring for certain insurance plans, encouraging wellness programs for employees, and implementing measures to mitigate future benefit cost increases.

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the other post-retirement benefit plans during 2016, 2015, and 2014 are shown below (in millions):

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost:
Service cost	$3.9	$3.3	$3.3	$1.5	$1.5	$1.1
Interest cost	9.7	9.5	9.4	2.7	2.5	2.6
Expected return on plan assets	(13.4)	(14.0)	(14.1)	—	—	—
Amortization of net loss	5.5	6.4	3.0	1.2	2.2	0.6
Amortization of prior service cost	(2.3)	(2.3)	(2.3)	—	—	—
Net periodic benefit cost	$3.4	$2.9	$(0.7)	$5.4	$6.2	$4.3

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net loss (gain)	$1.6	$(1.0)	$25.4	$1.2	$(1.9)	$5.9
New prior service cost	—	0.1	—	—	—	—
Amortization of net loss	(3.3)	(3.9)	(1.8)	(0.8)	(1.3)	(0.4)
Amortization of prior service credit	1.4	1.4	1.4	—	—	—
Total recognized in other comprehensive income	$(0.3)	$(3.4)	$25.0	$0.4	$(3.2)	$5.5
Total recognized in net periodic benefit cost and other comprehensive income	$3.1	$(0.5)	$24.3	$5.8	$3.0	$9.8

The weighted average assumptions used to determine benefit information during 2016, 2015, and 2014, were as follows:

	Pension Benefits			Other Post-retirement Benefits
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Weighted Average Assumptions:
Discount rate (1)	4.40%	4.50%	4.10%	4.60%	4.60%	4.20%
Expected return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate (2)						7.10
Pre-65 group				6.60%	6.80%
Post-65 group				7.20%	7.60%
Ultimate health care cost trend rate				4.40%	4.40%	4.50%
Year ultimate health care cost trend rate is reached (2)						2027
Pre-65 group				2037	2037
Post-65 group				2036	2036

(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.
(2)	Starting in 2015, initial and ultimate health care trend rates used to determine obligations are different for pre-65 and post-65 populations.

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

If the assumed health care cost trend rate were increased or decreased one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2016, 2015, and 2014 and the net periodic post-retirement benefit cost for 2016, 2015 and 2014, would have increased or decreased as follows (in millions):

	Other Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
	2016	2015	2014	2016	2015	2014
Effect on total of service and interest cost components	$0.9	$0.9	$0.7	$(0.7)	$(0.7)	$(0.5)
Effect on post-retirement benefit obligation	$11.5	$9.4	$10.0	$(8.3)	$(7.4)	$(7.8)

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  Non-qualified pension plan obligations recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive loss at December 31, 2016 and 2015 are as follows (in millions):

	Non-qualified
	Pension Benefits
	December 31,
	2016	2015
Current liabilities	$(1.0)	$(1.2)
Non-current liabilities, net	(3.3)	(3.1)
Total	$(4.3)	$(4.3)

Net loss, net of taxes	$(0.8)	$(0.8)
Prior service credit, net of taxes	0.4	0.6
Total	$(0.4)	$(0.2)

A discount rate of 3.4 percent was used in determining both the 2016 and 2015 non-qualified pension plan obligations.  The estimated net loss and prior service credit for the non-qualified pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost, net of tax, in 2017 is $0.1 million.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years are as follows (in millions):

	Qualified
	Pension	Non-qualified	Post-retirement
Year	Benefits	Pension Benefits	Benefits (1)
2017	$12.4	$1.0	$2.7
2018	12.8	1.1	2.8
2019	13.1	0.2	2.9
2020	13.4	0.5	3.0
2021	13.7	—	3.1
2022-2026	73.0	2.7	16.7
Total	$138.4	$5.5	$31.2

(1)	Net of plan participants’ contributions and Medicare D subsidies.

Defined Contribution Plans:  The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions.  For the plan year ended December 31, 2016, the Company provided matching contributions of up to 6 percent of eligible employee compensation.  The Company’s matching contributions expensed under these plans totaled $2.1 million, $2.0 million and $1.6 million for years ended December 31, 2016, 2015 and 2014.  The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  There were no discretionary profit sharing contributions made in 2016.  Profit sharing contributions expensed in 2015 and 2014 were $1.9 million and $1.6 million, respectively.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2016, the Company’s estimated benefit plan withdrawal obligations were $220.8 million. Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the consolidated balance sheets at December 31, 2016 and 2015 as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2016 and 2015 is for the plan’s year-end at December 31, 2016 and 2015, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/Pension		December 31,		Pending/	5%	($ in millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2016	2015	Implemented	Contributor	2016	2015	2014	Imposed	Date (5)
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001		Yellow	Yellow	Implemented	Yes	$5.3	$4.9	$5.1	No	6/30/2019
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001		Yellow	Yellow	Implemented	Yes	3.5	2.8	2.9	No	6/30/2019
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.1	2.2	1.9	No	6/15/2023,
											6/15/2027
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		(1)	(1)	No	Yes	1.8	1.7	1.0	No	6/15/2023,
											6/15/2027
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001	(2)	Green	Red	Implemented	Yes	4.1	3.2	2.1	No	8/15/2018,
											6/15/2022
OCU Trust Pension Plan	26-1574440-001		Green	Green	No	No	0.2	0.1	0.1	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Green	Green	No	Yes	—	—	—	No	6/30/2017
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	No	0.6	—	—	No	6/30/2017
Alaska Teamster - Employer Pension Plan	92-6003463-024	(3)	Red	Red	Implemented	Yes	2.6	1.5	—	Yes	6/30/2018,
											6/30/2019,
											6/30/2020
All Alaska Longshore Pension Plan	91-6085352-001	(3)	Green	Green	No	Yes	0.1	0.5	—	No	6/30/2020
Western Conference of Teamsters Pension Plan	91-6145047-001	(3)	Green	Green	No	No	1.3	0.8	—	No	3/31/2018
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001	(3)	Green	Green	No	No	—	—	—	No	3/31/2018
OPEIU Local 153 Pension Plan	13-2864289-001	(3)	Red	Red	Implemented	No	0.1	0.1	—	No	11/09/2017
Seafarers Pension Trust	13-6100329-001	(3) (4)	Green	Green	No	No	—	—	—	No	6/30/2017
Total							$22.7	$17.8	$13.1

(1)	The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.
(2)

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

(3)	Matson's contributions to these plans commenced after the Horizon Acquisition on May 29, 2015.
(4)

The Company does not make contributions directly to the Seafarers Pension Plan.  Instead, contributions are made to the Seafarers Health and Benefits Plan, and are subsequently re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.

(5)	Represents the expiration date of the collective bargaining agreement.

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

				Contributions of Matson
			5%	($ in millions)			Surcharge	Expiration
Health and Benefit Plans	EIN Number	Notes	Contributor	2016	2015	2014	Imposed	Date (3)
Stevedore Industry Committee Welfare Benefit Plan	99-0313967-501		Yes	$4.9	$3.8	$3.1	No	6/30/2019
OCU Health and Welfare Trust	26-1574455-501		No	0.3	0.2	0.2	No	6/30/2023
SUP Welfare Plan, Inc.	94-1243666-502		Yes	3.1	2.9	2.7	No	6/30/2017
MEBA Medical and Benefits Plan	13-5590515-501		Yes	2.9	2.2	1.8	No	8/15/2018,
								6/15/2022
MFOW Welfare Fund	94-1254186-501		Yes	1.4	1.3	1.2	No	6/30/2017
ARA Pension and Welfare Plan	13-6083690-501		Yes	0.7	0.5	0.5	No	8/15/2021
Masters, Mates and Pilots Health and Benefit Plan	13-6696938-501		Yes	2.9	2.3	1.6	No	6/15/2023,
								6/15/2027
Seafarers Health and Benefits Plan	13-5557534-501	(1) (2)	Yes	3.1	1.8	—	No	6/30/2017
Alaska Teamster - Employer Welfare Trust	91-6034674-501	(2)	Yes	2.0	1.2	—	No	6/30/2018,
								6/30/2019,
								6/30/2020
All Alaska Longshore Health and Welfare Trust Fund	91-6070467-501	(2)	Yes	0.2	1.3	—	No	6/30/2020
Western Teamsters Welfare Trust	91-6033601-501	(2)	No	1.0	0.6	—	No	3/31/2018
Total				$22.5	$18.1	$11.1

(1)	Contributions made to the Seafarers Health and Benefits Plan are re-allocated to the Seafarers Pension Plan at the discretion of the plan Trustee.
(2)	Matson's contributions to these plans commenced after the Horizon Acquisition on May 29, 2015.
(3)	Represents the expiration date of the collective bargaining agreement.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans.  These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans.  Contributions made to these plans by the Company were $5.3 million, $3.8 million and $3.0 million in 2016, 2015 and 2014.

12.MULTI-EMPLOYER WITHDRAWAL LIABILITY

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund (see Note 3).  The Company estimated the mass withdrawal liability based upon the expected future undiscounted payments to be paid by the Company, discounted using the Company’s incremental borrowing rate.  Payments of approximately $1.0 million are made quarterly to the ILA-PRSSA over a remaining period ending in March 2040.  Future estimated annual payments to the multi-employer pension plan as of December 31, 2016 were as follows (in millions):

Year	Total
2017	$4.1
2018	4.1
2019	4.1
2020	4.1
2021	4.1
Thereafter	76.3
Total future payments	96.8
Less: amount representing interest	(32.6)
Present value of remaining withdrawal liability	64.2
Current portion of withdrawal liability	(4.1)
Long-term portion of withdrawal liability	$60.1

The current portion of $4.1 million of the mass withdrawal liability is included in accruals and other liabilities in the Consolidated Balance Sheet (see Note 2).

13.SHARED-BASED AWARDS

2016 Incentive Compensation Plan: The 2016 Incentive Compensation Plan (the “2016 Plan”) serves as a successor to the 2007 Incentive Compensation Plan, the 1998 Stock Option/Stock Incentive Plan, the 1998 Non-Employee Director Stock Option Plan, the Restricted Stock Bonus Plan and the Non‑Employee Director Stock Retainer Plan (the “Predecessor Plans”).  Under the 2016 Plan, 2.5 million shares of common stock were reserved for issuance.  Shareholders approved the 2016 Plan at the 2016 Annual Meeting of Shareholders.

The 2016 Plan consists of four separate incentive compensation programs: (i) the discretionary grant program, (ii) the stock issuance program, (iii) the incentive bonus program and (iv) the automatic grant program for the non‑employee members of the Company’s Board of Directors.  Share-based compensation is generally awarded under three of the four programs, as more fully described below.

Discretionary Grant Program — Under the Discretionary Grant Program, stock options may be granted with an exercise price no less than 100 percent of the fair market value (defined as the closing market price) of the Company’s common stock on the date of the grant.  Options generally become exercisable ratably over three years and have a maximum contractual term of 10 years.

Stock Issuance Program — Under the Stock Issuance Program, shares of common stock, restricted stock units or performance shares may be granted.  Time-based equity awards generally vest ratably over three years. Provided certain three-year performance targets are achieved, performance-based equity awards generally vest on the three-year anniversary date of the grant.

Automatic Grant Program — At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting, under the automatic grant program.  Awards of restricted stock units granted under the program generally vest ratably over one or three years.

The shares of common stock authorized to be issued under the 2016 Plan may be drawn from shares of the Company’s authorized but unissued common stock or from shares of its common stock that the Company acquires, including shares purchased on the open market or in private transactions.

Predecessor Plans: All predecessor plans have been superseded by the 2016 Plan.  No further grants will be made under the predecessor plans.

Activity in the Company’s stock option plans for the year ended December 31, 2016, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

					Weighted	Weighted
			1998		Average	Average	Aggregate
	2007	1998	Director	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Plan	Shares	Price	Life	Value
Outstanding at December 31, 2015	403	42	16	461	$21.90
Granted	—	—	—	—
Exercised	75	37	16	128	$22.53
Forfeited and expired	9	—	—	9	$20.84
Outstanding at December 31, 2016	319	5	0	324	$21.67	3.3	$4,437
Exercisable at December 31, 2016	319	5	—	324	$21.67	3.3	$4,437

The following table summarizes non-vested restricted stock unit activity through December 31, 2016, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2015	678	—	678	$29.21
Granted	444	19	463	34.70
Vested	(416)	—	(416)	27.85
Canceled	(5)	—	(5)	34.36
Outstanding at December 31, 2016	701	19	720	$33.35

A summary of compensation expense related to share-based awards for each of the three years in the period ended December 31, 2016, is as follows (in millions):

	Years Ended December 31,
Share-based expense (net of estimated forfeitures):	2016	2015	2014
Non-vested stock and restricted stock units	$9.8	$12.2	$8.4
Stock options	—	—	0.3
Total share-based expense	9.8	12.2	8.7
Total recognized tax benefit	(3.8)	(4.8)	(3.4)
Total Share-based expense (net of tax)	$6.0	$7.4	$5.3

Cash received by Matson upon option exercise	$1.2	$2.2	$5.8
Intrinsic value of options exercised	$2.0	$9.2	$3.4
Tax benefit realized upon option exercise	$5.9	$3.4	$1.9
Fair value of stock vested	$15.8	$8.6	$5.0

Application of alternative assumptions could produce significantly different estimates of the fair value of share‑based compensation and, consequently, significantly affect the related amounts recognized in the Consolidated Statements of Income and Comprehensive Income.

As of December 31, 2016, there was no unrecognized compensation cost related to non-vested stock options.  As of December 31, 2016, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards were $11.3 million.  That unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.8 years.

14.COMMITMENTS AND CONTINGENCIES

Commitments:  Commitments, including contractual obligations, excluding lease commitments (see Note 9), and pension and post-retirement plan commitments (see Note 11), include the following as of December 31, 2016 (in millions):

Commitments and Contractual Obligations	Total
Standby letters of credit (1)	$11.2
Bonds (2)	$32.7
Benefit plan withdrawal obligations (3)	$220.8
Construction of vessels obligations (4)	$803.9
Other capital obligations (5)	$26.9

(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)

Benefit plan withdrawal obligations represent the withdrawal liabilities as of the most recent valuation dates for multiemployer pension plans, in which the Company is a participant.  Management has no present intention of withdrawing from, and does not anticipate the termination of, any of the aforementioned plans.

(4)	Construction of vessels obligations represents contractual obligations entered into for the construction of four new vessels.
(5)	Other capital expenditure obligations include: (i) contractual capital project obligations (excluding construction of vessels obligations); and (ii) other dry-docking related obligations.

These amounts are not recorded on the Company’s Consolidated Balance Sheets and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Contingencies:  Contingencies and other litigation related matters are described as follows:

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

The Company previously resolved all federal criminal claims, and all criminal, civil and administrative claims that the State of Hawaii may have had arising from the molasses release.  On October 13, 2016, the United States Department of Justice delivered a letter to Company counsel stating that it was prepared to file a civil penalty action under the Clean Water Act but would be willing to discuss a potential resolution of those claims prior to filing an action.  On January 19, 2017, Matson Terminals entered into a Settlement Agreement to resolve the Department of Justice’s alleged civil claims under the Clean Water Act.  Pursuant to the terms of the Settlement Agreement, which was filed in the United States District Court, District of Hawaii, the Company will pay $0.7 million to resolve all civil liability for these claims.  The Company did not admit any liability as part of this settlement.  The Company has accrued for the settlement amount in accruals and other liabilities in the Consolidated Balance Sheet at December 31, 2016.

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

15.REPORTABLE SEGMENTS

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating income, exclusive of interest expense and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service. The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business (see Note 4).  Included in the reportable segment information below are 53 weeks in the 2016 fiscal year, and 52 weeks in the 2015 and 2014 fiscal years.

Reportable segment information for 2016, 2015, and 2014, are as follows (in millions):

	Years Ended December 31,
	2016	2015	2014
Operating Revenue:
Ocean Transportation (1)	$1,541.1	$1,498.0	$1,278.4
Logistics (2)	400.5	386.9	435.8
Total Operating Revenue	$1,941.6	$1,884.9	$1,714.2
Operating Income:
Ocean Transportation (1)(3)	$141.3	$187.8	$131.1
Logistics (2)	11.9	8.5	8.9
Total Operating Income	153.2	196.3	140.0
Interest expense, net	(24.1)	(18.5)	(17.3)
Income before Income Taxes	129.1	177.8	122.7
Income taxes	(48.6)	(74.8)	(51.9)
Net Income	$80.5	$103.0	$70.8

(1)	2016 and 2015 Ocean Transportation segment information include the operations of Horizon acquired as of May 29, 2015.
(2)	2016 Logistics segment information include the operations of Span Alaska acquired as of August 4, 2016.
(3)

Ocean Transportation segment information includes $15.8 million, $16.5 million and $6.6 million of equity in income from the Company’s Terminal Joint Venture, SSAT, for the years ended December 31, 2016, 2015, and 2014, respectively.

	As of December 31,
	2016	2015	2014
Identifiable Assets:
Ocean Transportation (1)	$1,722.2	$1,601.0	$1,313.9
Logistics	293.3	68.8	87.9
Total Assets	$2,015.5	$1,669.8	$1,401.8

Capital Expenditures:
Ocean Transportation	$179.1	$67.5	$27.8
Logistics	0.3	0.3	0.1
Total Capital Expenditures	$179.4	$67.8	$27.9

Depreciation and Amortization:
Ocean Transportation	$92.6	$81.4	$66.6
Logistics	4.5	2.0	3.1
	97.1	83.4	69.7
Deferred dry-docking amortization - Ocean Transportation	38.9	23.1	21.1
Total Depreciation and Amortization	$136.0	$106.5	$90.8

(1)The Ocean Transportation segment includes $82.4 million, $66.4 million and $64.4 million related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2016, 2015, and 2014, respectively.

16.QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2016 and 2015 are as follows (in millions, except per-share amounts):

	Quarters in the Year Ended December 31, 2016
	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$366.1	$370.9	$398.0	$406.1
Logistics (1)	88.1	96.8	102.4	113.2
Total Operating Revenue	$454.2	$467.7	$500.4	$519.3
Operating Income:
Ocean Transportation	$33.0	$33.9	$42.7	$31.7
Logistics (1)	1.6	2.2	3.5	4.6
Total Operating Income	34.6	36.1	46.2	36.3
Interest Expense	(4.9)	(6.5)	(6.0)	(6.7)
Income before Income Taxes	29.7	29.6	40.2	29.6
Income Tax Expense	(11.6)	(11.6)	(15.2)	(10.2)
Net Income	$18.1	$18.0	$25.0	$19.4

Basic Earnings Per Share:	$0.42	$0.42	$0.58	$0.45
Diluted Earnings Per Share:	$0.41	$0.42	$0.58	$0.44

	Quarters in the Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation (2)	$305.5	$346.7	$444.8	$401.0
Logistics	92.7	100.9	99.5	93.8
Total Operating Revenue	$398.2	$447.6	$544.3	$494.8
Operating Income:
Ocean Transportation (2)	$43.9	$31.4	$68.9	$43.6
Logistics	1.0	2.3	2.9	2.3
Total Operating Income	44.9	33.7	71.8	45.9
Interest Expense	(4.3)	(4.6)	(4.7)	(4.9)
Income before Income Taxes	40.6	29.1	67.1	41.0
Income Tax Expense	(15.6)	(19.2)	(25.6)	(14.4)
Net Income	$25.0	$9.9	$41.5	$26.6

Basic Earnings Per Share:	$0.58	$0.23	$0.95	$0.61
Diluted Earnings Per Share:	$0.57	$0.23	$0.94	$0.60

(1)	2016 segment results include the operations of Span Alaska acquired as of August 4, 2016.
(2)	2016 and 2015 segment results include the operations of Horizon acquired as of May 29, 2015.

The following infrequent transactions impacted the Company’s quarterly segment results during 2016 and 2015 (in millions):

	Quarters in the Year Ended December 31, 2016
	Q1	Q2	Q3	Q4
Span Alaska Acquisition Related Costs (1):	$(0.1)	$(0.1)	$(2.6)	$(0.2)
Molasses Settlement (2):	$—	$—	$—	$(0.7)

	Quarters in the Year Ended December 31, 2015
	Q1	Q2	Q3	Q4
Horizon Acquisition Related Costs (3):	$—	$(12.4)	$(5.1)	$(1.5)
Molasses Settlement (2):	$—	$(11.4)	$—	$(1.9)

(1)	One-time costs related to the Span Alaska Acquisition included in selling, general and administrative costs (see Note 3).
(2)

Litigation settlement entered into by the Company during 2016 and 2015 resulting from molasses spill in September 2013, included in selling, general and administrative costs of the Ocean Transportation segment.

(3)	One-time costs related to the Horizon Acquisition included in selling, general and administrative costs.

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

Internal Control over Financial Reporting

See page 40, for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 41 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.Directors

For information about the directors of Matson, see the section captioned “Election of Directors” in Matson’s 2017 Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 (“Matson’s 2017 Proxy Statement”), which section is incorporated herein by reference.

B.Executive Officers

For information about the executive officers of Matson, see the subsection captioned “Executive Officers” in Matson’s 2017 Proxy Statement, which subsection is incorporated herein by reference.

C.Corporate Governance

For information about the Audit Committee of the Matson Board of Directors and compliance with Section 16 (a) of the Exchange Act, see the subsections captioned “Board of Directors and Committees of Board” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in Matson’s 2017 Proxy Statement, which subsections are incorporated herein by reference.

D.Code of Ethics

For information about Matson’s Code of Ethics, see the subsection captioned “Code of Ethics” in Matson’s 2017 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2017 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsections captioned “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in Matson’s 2017 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2017 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2017 Proxy Statement, which sections are incorporated herein by reference.

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

2	Plan of acquisition, reorganization, arrangement, liquidation or succession.

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

2.5

Membership Interest Purchase Agreement, dated as of July 18, 2016, by and between Matson Logistics, Inc. and Span Holdings, LLC (incorporated by reference to Exhibit 2.1 of Matson’s Form 8-K dated July 18, 2016).

3	Articles of incorporation and bylaws.

3.1	Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

3.2	Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S-8 dated October 26, 2012).

3.3	Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10-Q for the quarter ended September 30, 2013).

10	Material contracts.

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

10.14*	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

10.15*	Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.16*	Form of Matson, Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated January 29, 2013).

10.17*	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S-8 dated October 26, 2012).

10.18*	Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 of Matson’s Form S-8 dated October 26, 2012).

10.19*	Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 of Matson’s Form S-8 dated October 26, 2012).

10.20*	Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 of Matson’s Form S-8 dated October 26, 2012).

10.21*	Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 of Matson’s Form S-8 dated October 26, 2012).

10.22*	Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 of Matson’s Form S-8 dated October 26, 2012).

10.23*.

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.20 of Matson’s Form 10-K for the year ended December 31, 2013).

10.24*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

10.25*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.26*	Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.27*

Matson, Inc. 1998 Stock Option/Stock Incentive Plan (formerly known as the Alexander & Baldwin, Inc. 1998 Stock Option/Stock Incentive Plan) (incorporated by reference to Exhibit 99.1 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.28*	Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.29*	Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.31*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

10.32*

Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.b.1.(l) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.33*

Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective February 27, 2008 (incorporated by reference to Exhibit 10.b.1.(li) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.34*

Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(lii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.35*

Amendment No. 1 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of December 31, 2011 (incorporated by reference to Exhibit 10.b.1.(liii) of Alexander & Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.36*

Amendment No. 2 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(liv) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.37*	Matson, Inc. Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.44 of Matson’s Form 10-K for the year ended December 31, 2012).

10.38*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.39*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.40*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.41*	Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated October 24, 2014).

10.42*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2015).

10.43*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 6, 2015).

10.44*	Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.45*	Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.46*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.47

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.48

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.49

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.50

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.51	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.52

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.53	Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

10.54

Amendment to the Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated August 3, 2015).

10.55

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.56

Form of Consulting Agreement by and between Matson Navigation Company, Inc., and Kevin C. O’Rourke (incorporated by reference to Exhibit 10.61 of Matson’s Form 10-K for the year ended December 31, 2013).

10.57

Settlement Agreement, dated as of July 17, 2014, among the United States of America, acting through the United States Department of Justice and on behalf of the United States Surface Deployment and Distribution Command, Matson Navigation Company, Inc., and Mario Rizzo (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 22, 2014).

10.58

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.59

Settlement Agreement and Release, effective July 29, 2015, between the State of Hawai’i, Matson Terminals, Inc. and Matson Navigation Company, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated July 30, 2015).

10.60

Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of September 14, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated September 14, 2016).

10.61	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated December 21, 2016).

10.62*

Matson, Inc. 2016 Incentive Compensation Plan, which was adopted by the shareholders at the Company’s annual meeting of shareholders on April 28, 2016 (incorporated by reference to Appendix A of the Matson’s Definitive Proxy Statement on Schedule 14A filed with the SEC on March 14, 2016).

10.63*,**	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016.

10.64*,**	Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral).

10.65*,**	Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election).

10.66*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees.

10.67*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees.

10.68*,**	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees.

10.69*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees.

10.70*,**	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees.

10.71*,**	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees.

10.72*,**	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees.

10.73*,**	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees.

21**	Matson, Inc. Subsidiaries as of February 1, 2017.

23**	Consent of Deloitte & Touche, LLP dated February 24, 2017.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 24, 2017	/s/ Matthew J. Cox
Matthew J. Cox
President,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	President, Chief Executive Officer and Director	February 24, 2017
Matthew J. Cox

/s/ Walter A. Dods, Jr.	Chairman of the Board and Director	February 24, 2017
Walter A. Dods, Jr.

/s/ W. Blake Baird	Director	February 24, 2017
W. Blake Baird

/s/ Michael J. Chun	Director	February 24, 2017
Michael J. Chun

/s/ Thomas B. Fargo	Director	February 24, 2017
Thomas B. Fargo

/s/ Stanley M. Kuriyama	Director	February 24, 2017
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 24, 2017
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 24, 2017
Jeffrey N. Watanabe

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 24, 2017
Joel M. Wine

/s/ Dale B. Hendler	Vice President and Controller, (principal accounting officer)	February 24, 2017
Dale B. Hendler

*****