Form 10-Q
period 2017-03-31
Matson, Inc.
filed 2017-05-04
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of shares of common stock outstanding as of March 31, 2017: 43,116,250

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(In millions, except per-share amounts) (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Operating Revenue:
Ocean Transportation	$370.0	$366.1
Logistics	104.4	88.1
Total Operating Revenue	474.4	454.2

Costs and Expenses:
Operating costs	(412.2)	(376.4)
Equity in income of related party Terminal Joint Venture	4.9	2.6
Selling, general and administrative	(50.7)	(45.8)
Total Costs and Expenses	(458.0)	(419.6)

Operating Income	16.4	34.6
Interest expense	(6.3)	(4.9)
Income before Income Taxes	10.1	29.7
Income tax expense	(3.1)	(11.6)
Net Income	$7.0	$18.1

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$7.0	$18.1
Other Comprehensive Income (Loss):
Net gain in prior service cost	—	0.7
Amortization of prior service cost included in net periodic pension cost	(0.4)	(0.4)
Amortization of net loss included in net periodic pension cost	0.9	1.1
Other adjustments	0.2	(0.1)
Total Other Comprehensive Income	0.7	1.3
Comprehensive Income	$7.7	$19.4

Basic Earnings Per-Share:	$0.16	$0.42
Diluted Earnings Per-Share:	$0.16	$0.41

Weighted Average Number of Shares Outstanding:
Basic	43.0	43.4
Diluted	43.4	43.8

Cash Dividends Per-Share	$0.19	$0.18

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In millions) (Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$19.5	$13.9
Accounts receivable, net	197.9	189.5
Prepaid expenses and other assets	70.1	70.8
Total current assets	287.5	274.2
Long-term Assets:
Investment in related party Terminal Joint Venture	87.3	82.4
Property and equipment, net	950.8	949.2
Goodwill	323.7	323.7
Intangible assets, net	233.7	236.6
Capital Construction Fund - cash on deposit	31.2	31.2
Deferred dry-docking costs	90.1	89.1
Other long-term assets	30.1	29.1
Total long-term assets	1,746.9	1,741.3
Total assets	$2,034.4	$2,015.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$31.6	$31.8
Accounts payable	153.5	170.5
Accruals and other liabilities	76.2	76.9
Total current liabilities	261.3	279.2
Long-term Liabilities:
Long-term debt	748.7	707.1
Deferred income taxes	352.2	348.8
Employee benefit plans	104.9	108.5
Uninsured claims and related liabilities	41.5	40.3
Multi-employer withdrawal liability	59.7	60.1
Total long-term liabilities	1,307.0	1,264.8
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.3	32.1
Additional paid in capital	285.2	289.8
Accumulated other comprehensive loss, net	(45.4)	(46.1)
Retained earnings	194.0	195.7
Total shareholders’ equity	466.1	471.5
Total liabilities and shareholders’ equity	$2,034.4	$2,015.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(In millions) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net income	$7.0	$18.1
Reconciling adjustments:
Depreciation and amortization	24.6	23.8
Deferred income taxes	2.9	3.0
Share-based compensation expense	2.6	2.8
Equity in income of related party Terminal Joint Venture	(4.9)	(2.6)
Other	(2.6)	(1.6)
Changes in assets and liabilities:
Accounts receivable, net	(8.4)	2.6
Deferred dry-docking payments	(15.1)	(13.2)
Deferred dry-docking amortization	11.5	8.1
Prepaid expenses and other assets	(1.1)	7.7
Accounts payable, accruals and other liabilities	(13.3)	(29.3)
Other long-term liabilities	0.8	0.4
Net cash provided by operating activities	4.0	19.8

Cash Flows From Investing Activities:
Capital expenditures	(22.9)	(30.6)
Capitalized vessel construction expenditures	(1.3)	—
Proceeds from disposal of property and equipment	—	0.5
Cash deposits into Capital Construction Fund	—	(12.5)
Net cash used in investing activities	(24.2)	(42.6)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(2.6)	(2.7)
Proceeds from revolving credit facility	100.0	97.0
Repayments of revolving credit facility	(56.0)	(43.0)
Proceeds from issuance of capital stock	0.4	0.8
Dividends paid	(8.3)	(7.9)
Repurchase of Matson common stock	(0.7)	(20.8)
Tax withholding related to net share settlements of restricted stock units	(7.1)	(6.1)
Other	0.1	0.1
Net cash provided by financing activities	25.8	17.4

Net Increase (Decrease) in Cash and Cash Equivalents	5.6	(5.4)
Cash and Cash Equivalents, Beginning of the Period	13.9	25.5
Cash and Cash Equivalents, End of the Period	$19.5	$20.1

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$6.5	$4.2
Income tax paid (refund)	$0.4	$(0.1)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$2.4	$2.1

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska, and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.  Matson's fleet of 22 owned vessels and five chartered vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at six terminal facilities on the U.S. West Coast, including to MatNav at three of those facilities (“Terminal Joint Venture”).  Matson records its share of income in the Terminal Joint Venture in operating costs in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistic services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal service, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively "Transportation Brokerage Services"); (ii) less-than-container load consolidation (“LCL”) and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management and other services.

Recent Acquisition:  On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska (the “Span Alaska Acquisition”) (see Note 9, Business Combination for additional information on the recent acquisition).

2.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited, and include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting.  The Condensed Consolidated Financial Statements include the accounts and activities of Span Alaska from the acquisition date on August 4, 2016 (see Note 9).

Due to the nature of the Company’s operations, including the acquisition of Span Alaska on August 4, 2016, the results for interim periods are not necessarily indicative of results to be expected for the year.  These Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim periods, and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete consolidated financial statements.

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017.

Fiscal Period: The period end for Matson, Inc. is March 31, 2017.  The period end for MatNav and its subsidiaries covered occurred on the last Friday in March, or March 31, 2017, for the first quarter 2017.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

Property and Equipment: Property and equipment at March 31, 2017 and December 31, 2016 includes the following:

	March 31,	December 31,
(In millions)	2017	2016
Cost:
Vessels	$1,420.6	$1,416.1
Containers and equipment	537.8	536.9
Terminal facilities and other property	57.1	43.2
Vessel construction in progress	125.8	124.5
Other construction in progress	32.1	31.2
Total Property and Equipment	2,173.4	2,151.9
Less: Accumulated Deprecation	(1,222.6)	(1,202.7)
Total Property and Equipment, net	$950.8	$949.2

Vessel construction in progress includes capitalized interest of $4.1 million and $2.9 million at March 31, 2017 and December 31, 2016, respectively.

Goodwill: Changes in goodwill for the three months ended March 31, 2017 and 2016 consist of the following:

	Goodwill
	Ocean
(In millions)	Transportation	Logistics	Total
Balance at December 31, 2016	$218.5	$105.2	$323.7
Additions	—	—	—
Balance at March 31, 2017	$218.5	$105.2	$323.7

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions	—	—	—
Balance at March 31, 2016	$215.0	$26.6	$241.6

Intangible Assets, Net: Intangible assets at March 31, 2017 and December 31, 2016 include the following:

	March 31,	December 31,
(In millions)	2017	2016
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(24.3)	(21.4)
Total Customer Relationships, net	206.4	209.3
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$233.7	$236.6

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.  As of March 31, 2017 and December 31, 2016, the following amounts related to the Company’s CCF:

	March 31,	December 31,
(In millions)	2017	2016
Capital Construction Fund:
Cash on deposit	$31.2	$31.2
Assigned accounts receivables	$174.8	$174.7

Amount on deposit in the CCF are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  There were no deposits or qualifying cash withdrawals made from the CCF during the three months ended March 31, 2017.  During the three months ended March 31, 2016, the Company deposited $12.5 million into the CCF, and there were no qualifying cash withdrawals.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable, net in the Condensed Consolidated Financial Statements due to the nature of the assignment.

Accumulated Other Comprehensive Loss:  Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2017 and 2016 are as follows (in millions):

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$(4.4)	$(0.4)	$0.1	$(46.1)
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.1	—	—	0.9
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2017	$(41.0)	$(4.3)	$(0.4)	$0.3	$(45.4)

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.2)	$(0.3)	$(46.9)
Net gain in prior service costs	—	0.7	—	—	0.7
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.2	0.1	—	1.1
Other adjustments	—	—	—	(0.1)	(0.1)
Balance at March 31, 2016	(41.3)	(3.8)	(0.1)	$(0.4)	(45.6)

Contingencies: Environmental Matters: The Company’s ocean transportation business has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Matters: The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

Reclassifications:  Amounts in changes in assets and liabilities within operating activities of the cash flow for the three months ended March 31, 2016, have been reclassified to conform to the current period presentation.

New Accounting Pronouncements: Share-Based Awards:  The Company adopted Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”) during the first quarter of 2017.  ASU 2016-09 simplified several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  The adoption of ASU 2016-09 did not have a material impact on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2017, and the cumulative effect adjustments to beginning retained earnings and other components of shareholders’ equity as of the date of adoption were immaterial.

Revenue from Contracts with Customers:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  The guidance establishes principles regarding the nature, timing, and uncertainty of revenue from contracts with customers.  It removes inconsistencies in existing revenue requirements, provides a more robust framework for addressing revenue issues and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  The guidance will be effective for interim and annual reporting periods beginning after December 15, 2017.

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

Leases:  In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases in their balance sheets but recognize the expenses on their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The guidance will be effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating this guidance.

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating income, exclusive of interest expense and income taxes. In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture been an integral part of the Company’s Ocean Transportation business.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment.  Accordingly, inter-segment revenue of $8.7 million and $1.7 million for the three months ended March 31, 2017 and March 31, 2016, respectively, have been eliminated from the Logistics segment in the table below.

Reportable segment results for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
(In millions)	2017	2016
Operating Revenue:
Ocean Transportation	$370.0	$366.1
Logistics (1)	104.4	88.1
Total Operating Revenue	$474.4	$454.2
Operating Income:
Ocean Transportation	$14.5	$33.0
Logistics (1)	1.9	1.6
Total Operating Income	16.4	34.6
Interest expense, net	(6.3)	(4.9)
Income before Income Taxes	10.1	29.7
Income taxes	(3.1)	(11.6)
Net Income	$7.0	$18.1

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

4.          DEBT

At March 31, 2017 and December 31, 2016, the Company’s debt consisted of the followings:

	March 31,	December 31,
(In millions)	2017	2016
Term Loans:
5.79%, payable through 2020	$24.5	$24.5
3.66%, payable through 2023	59.3	59.3
4.16%, payable through 2027	55.0	55.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	37.5	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	25.3	26.4
5.27%, payable through 2029	27.5	28.6
Revolving credit facility	99.0	55.0
Capital leases	2.2	2.6
Total Debt	780.3	738.9
Less: Current portion	(31.6)	(31.8)
Total Long-term Debt	$748.7	$707.1

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

Revolving Credit Facility: Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments are not required until maturity date of July 30, 2020.  As of March 31, 2017, the Company had $290.4 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 2.19 percent during the three months ended March 31, 2017.

5.          FAIR VALUE MEASUREMENTS

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

The Company uses Level 1 inputs for the fair values of its cash equivalents, and Level 2 inputs for its accounts receivable, CCF – cash on deposit, and variable and fixed rate debt.  The fair values of cash and cash equivalents, accounts receivable, CCF – cash on deposit, and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	March 31, 2017	Fair Value Measurements at March 31, 2017
Cash and cash equivalents	$19.5	$19.5	$19.5	$—	$—
Accounts receivable, net	197.9	197.9	—	197.9	—
CCF - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	99.0	99.0	—	99.0	—
Fixed rate debt	681.3	674.9	—	674.9	—

(In millions)	December 31, 2016	Fair Value Measurements at December 31, 2016
Cash and cash equivalents	$13.9	$13.9	$13.9	$—	$—
Accounts receivable, net	189.5	189.5	—	189.5	—
CCF - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	55.0	55.0	—	55.0	—
Fixed rate debt	683.9	685.2	—	685.2	—

6.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$7.0	43.0	$0.16	$18.1	43.4	$0.42
Effect of Dilutive Securities:		0.4	—		0.4	(0.01)
Diluted:	$7.0	43.4	$0.16	$18.1	43.8	$0.41

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

7.          SHARE-BASED COMPENSATION

During the three months ended March 31, 2017, the Company granted approximately 256,700 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $36.92.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.6 million and $2.8 million for the three months ended March 31, 2017 and 2016, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $16.3 million at March 31, 2017, and is expected to be recognized over a weighted-average period of 1.8 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

8.          PENSION AND OTHER POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and other post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the three months ended March 31, 2017 and 2016:

	Pension Benefits		Other Post-retirement Benefits
	March 31,		March 31,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$1.0	$1.0	$0.4	$0.4
Interest cost	2.4	2.4	0.7	0.7
Expected return on plan assets	(3.4)	(3.3)	—	—
Amortization of net loss	1.2	1.3	0.3	0.3
Amortization of prior service cost	(0.6)	(0.6)	—	—
Net periodic benefit cost	$0.6	$0.8	$1.4	$1.4

During the three months ended March 31, 2017, the Company contributed $3.0 million to its defined benefit pension plans.  No further contributions are expected for 2017.

9.          BUSINESS COMBINATION

Span Alaska Acquisition:  On August 4, 2016 (the “Effective Date”), Matson Logistics completed the purchase of 100 percent of the membership interests of Span Alaska pursuant to the terms of the Membership Interest Purchase Agreement.  At the Effective Date, Span Alaska became a wholly-owned subsidiary of Matson Logistics.  Span Alaska is an asset-light logistics company providing freight forwarding services primarily to the Alaska market.  Span Alaska consolidates freight in Auburn, Washington, for shipment to Alaska and distribution through a network of terminals in Anchorage, Fairbanks, Wasilla, Kenai, Juneau and Kodiak.  Span Alaska’s operations are recorded within the Logistics segment of the Company.

Total consideration for the Span Alaska Acquisition was $198.9 million based on the fair value of membership interests of $117.0 million, and Span Alaska’s debt and accrued interest of $81.9 million.  Immediately following the close of the Span Alaska Acquisition, the Company paid the assumed debt.

The Span Alaska Acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, “Business Combination” (“ASC 805”).  The assets acquired and liabilities assumed in the Span Alaska Acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price of $78.6 million recorded as goodwill.  As of December 31, 2016, the purchase price accounting for the Span Alaska Acquisition was considered final.

The Company's Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 include operating revenue of $9.0 million (after elimination of intercompany revenue of $6.1 million), and operating income of $1.0 million, from Span Alaska’s operations.  One-time acquisition related costs incurred post December 31, 2016 were not material.

Pro Forma Financial Information (Unaudited): The following unaudited pro forma financial information presents the combined operating results of the Company and Span Alaska, as if the Span Alaska Acquisition had been completed at the beginning of each period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combination, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  Unaudited pro forma operating revenue is presented after elimination of intercompany revenue.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Span Alaska Acquisition had taken place at the beginning of the periods presented, nor should it be taken as an indication of our future consolidated results of operations.

	(Unaudited)
	Three Months Ended March 31,
(In millions, except share amount)	2017	2016
Pro Forma Combined:
Operating revenue	$474.4	$466.6
Net income after income tax expense	$7.0	$18.8
Basic Earnings Per-Share:	$0.16	$0.43
Diluted Earnings Per-Share:	$0.16	$0.43
Weighted-Average Number of Shares Outstanding:
Basic	43.0	43.4
Diluted	43.4	43.8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10‑Q.

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 24, 2017.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, and the Company’s reports filed on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation:

The Hawaii trade experienced modest westbound market growth in the first quarter 2017, but as expected, the Company’s container volume was lower than the first quarter 2016, which benefitted from volume gains associated with a competitor’s service reconfiguration and related issues.  The Company expects continued modest market growth in 2017 supported by the general Hawaii economy, the level of construction activity, and a stable market position.  As a result, for the full year 2017, the Company expects its Hawaii container volume to approximate the level achieved in 2016.

In China, the Company’s container volume in the first quarter 2017 was 23.4 percent higher year-over-year due to stronger demand for Matson’s expedited service and an additional sailing.  The Company continued to realize a sizeable rate premium in the first quarter 2017 and achieved average freight rates modestly higher than the first quarter 2016.  In

2017, the Company expects continued strong demand for our highly differentiated expedited service amid a chronically over-supplied international container shipping market.

In Guam, as expected, the Company’s container volume in the first quarter 2017 was lower on a year-over-year basis, the result of competitive losses to a U.S. flagged containership service that increased its service frequency to weekly in December 2016.  For the full year 2017, the Company continues to expect a heightened competitive environment and lower volume.

In Alaska, the Company’s container volume for the first quarter 2017 was 4.2 percent lower year-over-year, primarily the result of the continued energy sector related economic contraction.  For the full year 2017, the Company continues to expect modestly lower volume based on declining northbound freight due to ongoing contraction of Alaska’s energy-based economy, partially offset by improved southbound seafood volume.  In addition, with the installation of exhaust gas scrubbers on its three diesel vessels serving Alaska now complete, the Company does not expect to regularly deploy its less efficient steamship reserve vessel in 2017, resulting in lower expected vessel operating and dry-dock relief expenses.

As a result, the Company expects Ocean Transportation operating income in 2017 to be lower than the $141.3 million achieved in 2016.  In the second quarter 2017, the Company expects Ocean Transportation operating income to approximate the $33.9 million achieved in the second quarter 2016.

Logistics: In the first quarter 2017, operating income for the Company’s Logistics segment included a full quarter of freight forwarding operating results from its acquired Span Alaska business.  However, operating results of the Company’s transportation brokerage business were lower year-over-year in the first quarter 2017, as operating margins were compressed by excess capacity and a more competitive pricing environment.  For the full year 2017, the Company expects Logistics operating income to be approximately $20 million, up significantly from the 2016 level of $11.9 million, primarily due to the inclusion of Span Alaska’s freight forwarding business for a full year.  In the second quarter 2017, the Company expects Logistics operating income to be approximately double the $2.2 million achieved in the second quarter 2016.

Depreciation and Amortization: For the full year 2017, the Company expects depreciation and amortization expense to increase by approximately $15 million to $150 million, inclusive of dry-docking amortization of approximately $50 million, primarily due to the higher levels of maintenance capital and vessel dry-docking expenditures in 2016 and planned for 2017.

EBITDA: The Company expects full year 2017 EBITDA to approximate the $288.6 million achieved in 2016.

Interest Expense: The Company expects interest expense for the full year 2017 to be approximately $25 million.

Income Tax Expense: In the first quarter 2017, the Company’s effective tax rate was 30.7 percent.  For the full year 2017, the Company expects its effective tax rate to be approximately 39 percent.

Capital and Vessel Dry-docking Expenditures: In the first quarter 2017, the Company made maintenance capital expenditure payments of $22.9 million, capitalized vessel construction expenditures of $1.3 million, and dry-docking payments of $15.1 million.  For the full year 2017, the Company expects to make maintenance capital expenditure payments of approximately $50 million, capitalized vessel construction expenditures of approximately $210 million, and dry-docking payments of approximately $60 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended March 31, 2017 compared with 2016:

	Three Months Ended March 31,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$474.4	$454.2	$20.2	4.4%
Operating costs and expenses	(458.0)	(419.6)	(38.4)	9.2%
Operating income	16.4	34.6	(18.2)	(52.6)%
Interest expense	(6.3)	(4.9)	(1.4)	28.6%
Income before income taxes	10.1	29.7	(19.6)	(66.0)%
Income tax expense	(3.1)	(11.6)	8.5	(73.3)%
Net income	$7.0	$18.1	$(11.1)	(61.3)%
Basic earnings per-share	$0.16	$0.42	$(0.26)	(61.9)%
Diluted earnings per-share	$0.16	$0.41	$(0.25)	(61.0)%

Consolidated results of operations include the operating results of Span Alaska from the date of acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment below.

The increase in interest expense was due to higher revolver and long-term borrowings during the first quarter 2017, compared to the first quarter 2016.

Income tax expense was $3.1 million or 30.7 percent of income before income taxes for the first quarter 2017, compared to $11.6 million or 39.1 percent of income before income taxes for the first quarter 2016.  The reduction in the effective income tax rate was primarily due to the impact of share-based compensation that reduced income tax expense during the first quarter 2017 resulting from the adoption of a new accounting standard related to share-based compensation.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended March 31, 2017 compared with 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Change
Ocean Transportation revenue	$370.0	$366.1	$3.9	1.1%
Operating costs and expenses	(355.5)	(333.1)	(22.4)	6.7%
Operating income	$14.5	$33.0	$(18.5)	(56.1)%
Operating Margin	3.9%	9.0%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	36,400	38,500	(2,100)	(5.5)%
Hawaii automobiles	13,800	17,300	(3,500)	(20.2)%
Alaska containers	15,800	16,500	(700)	(4.2)%
China containers	15,300	12,400	2,900	23.4%
Guam containers	5,400	5,800	(400)	(6.9)%
Micronesia/South Pacific Containers	2,100	2,100	—	—%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue increased $3.9 million, or 1.1 percent, during the first quarter 2017 compared with the first quarter 2016.  This increase was primarily due to higher container volume in China and higher average freight rates across the Company’s core tradelanes, mostly offset by lower volume in Hawaii, Guam and Alaska.

On a year-over-year FEU basis, Hawaii container volume decreased by 5.5 percent primarily due to the absence of competitive volume gains in the prior year; Alaska volume decreased by 4.2 percent attributable to the continued energy sector related economic contraction; China volume was 23.4 percent higher due to stronger demand for the Company’s expedited service and an additional sailing during the first quarter 2017; and Guam volume was 6.9 percent lower due to competitive losses.

Ocean Transportation operating income decreased $18.5 million, or 56.1 percent, during the first quarter 2017 compared with the first quarter 2016.  The decrease was primarily due to the unfavorable timing of fuel surcharge collections, lower container volume in Hawaii and Alaska, higher vessel operating expenses related to the deployment of an additional vessel in Hawaii, and higher vessel dry-docking amortization expense.  Partially offsetting these unfavorable year-over-year comparisons was higher container volume in China.

The Company’s SSAT terminal joint venture investment contributed $4.9 million during the first quarter 2017, compared to a $2.6 million contribution in the first quarter 2016.  The increase was primarily attributable to improved lift volume.

Logistics Operating Results: Three months ended March 31, 2017 compared with 2016:

	Three Months Ended March 31,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$104.4	$88.1	$16.3	18.5%
Operating costs and expenses (1)	(102.5)	(86.5)	(16.0)	18.5%
Operating income (1)	$1.9	$1.6	$0.3	18.8%
Operating Margin	1.8%	1.8%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $16.3 million, or 18.5 percent, during the first quarter 2017 compared with the first quarter 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business and higher fuel surcharge revenue in transportation brokerage services.

Logistics operating income increased $0.3 million, or 18.8 percent during the first quarter 2017 compared with the first quarter 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business, largely offset by lower domestic intermodal and highway brokerage yields.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at March 31, 2017, compared to December 31, 2016 were as follows:

	March 31,	December 31,
(In millions)	2017	2016	Change
Cash and cash equivalents	$19.5	$13.9	$5.6
Accounts receivable, net (1)	$197.9	$189.5	$8.4
CCF - cash on deposit	$31.2	$31.2	$—

(1)

As of March 31, 2017 and December 31, 2016, $174.8 million and $174.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of March 31, 2017, the Company had $290.4 million of availability under the revolving credit facility, with a maturity date of July 30, 2020.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the first quarter 2017, compared to the first quarter 2016, were as follows:

	Three Months Ended March 31,
(In millions)	2017	2016	Change
Net cash provided by operating activities (1)	$4.0	$19.8	$(15.8)
Net cash used in investing activities (2)	(24.2)	(42.6)	18.4
Net cash provided by financing activities (3)	25.8	17.4	8.4
Net increase (decrease) in cash and cash equivalents	5.6	(5.4)	11.0
Cash and cash equivalents, beginning of the period	13.9	25.5	(11.6)
Cash and cash equivalents, end of the period	$19.5	$20.1	$(0.6)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the first quarter 2017, compared to the first quarter 2016 were due to the following:

(In millions)	Change
Net income from operations	$(11.1)
Non-cash deferred income taxes	(0.1)
Other non-cash related charges, net	0.7
Deferred dry-docking payments	(1.9)
Accounts receivable, net	(11.0)
Prepaid expenses and other assets	(8.8)
Accounts payable, accruals and other liabilities	16.0
Other long-term liabilities	0.4
Total	$(15.8)

Increase in deferred dry-docking payments was due to an increased number of vessels in dry-docking during the first quarter 2017, compared to the first quarter 2016.  Changes in accounts receivable were due to the addition of accounts receivables associated with the Span Alaska Acquisition, and also due to the timing of billings and collections.  Changes in prepaid expenses and other assets were due to the timing of income tax and other advanced payments.  Changes in accounts payable, accruals and other liabilities were due to the impact of liabilities associated with the Span Alaska and Horizon acquisition, and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the first quarter 2017, compared to the first quarter 2016 were due to the following:

(In millions)	Change
Capital expenditures	$7.7
Capitalized vessel construction expenditures	(1.3)
Proceeds from disposal of property and equipment	(0.5)
Cash deposits into CCF	12.5
Total	$18.4

Capital expenditures (excluding capitalized vessel construction expenditures) decreased from $30.6 million in the first quarter 2016, compared to $22.9 million in the first quarter 2017, primarily due to additional capital expenditures incurred during the first quarter 2016 related to the installation of scrubbers on acquired Horizon vessels.  Changes in deposits into the CCF were the result of no cash deposits made during the first quarter 2017, compared to $12.5 million of deposits made during the first quarter 2016.

(3) Change in net cash provided by financing activities:

Changes in net cash provided by financing activities for the first quarter 2017, compared to the first quarter 2016, were due to the following:

(In millions)	Change
Repayments of debt and capital leases	$0.1
Change in borrowings under revolving credit facility, net	(10.0)
Repurchase of Matson common stock	20.1
Change in other payments, net	(1.8)
Total	$8.4

During the first quarter 2017, changes in net borrowing under the Company’s revolving credit facility was $44.0 million compared to $54.0 million for the first quarter 2016.  The decrease in borrowings is primarily due to lower capital expenditures during the first quarter 2017.  During the first quarter 2017, the Company paid $0.7 million in repurchases of Matson common stock compared to $20.8 million during the first quarter 2016.

Working Capital: The Company had working capital of $26.2 million at March 31, 2017, compared to a working capital deficiency of $5.0 million at December 31, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Item 7 of the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2016.

OTHER MATTERS

The Company’s first quarter 2017 cash dividend of $0.19 per-share was paid on March 2, 2017 to shareholders of record as of February 9, 2017.  On April 27, 2017, the Company’s Board of Directors declared a cash dividend of $0.19 per-share payable on June 1, 2017 to shareholders of record as of the close of business on May 11, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our 2016 Annual Report filed on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

The following risk factor is intended as a supplement to the risk factors associated with the Company’s business that were previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017.

The Company’s Shipbuilding Agreements with Philly Shipyard and NASSCO are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the third quarter of 2018 and the first quarter of 2019.  On August 25, 2016, MatNav and NASSCO entered into definitive agreements pursuant to which NASSCO will construct two new 3,500-TEU Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels, with expected delivery dates at the end of 2019 and mid-2020.  Failure of any party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.  Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in Korea which prevent one or more significant subcontractors to each of Philly Shipyard or NASSCO from performing, or (iv) the refusal or inability to perform by Philly Shipyard, NASSCO, or any of their respective subcontractors for any reason.

Except as referred to above, there were no material changes to the Company’s risk factors that are described in Part I, Item 1A under the caption of “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended March 31, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
January 1 – 31, 2017	7,100	$35.93	7,100	1,862,288
February 1 – 28, 2017	6,100	$35.09	6,100	1,856,188
March 1 – 31, 2017	8,700	$31.58	8,700	1,847,488
Total	21,900	$33.97	21,900

(1)

On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

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

MATSON, INC.
(Registrant)

Date: May 4, 2017	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 4, 2017	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(Principal Accounting Officer)