Form 10-Q
period 2017-06-30
Matson, Inc.
filed 2017-08-01
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of June 30, 2017: 43,125,640

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per-share amounts)	2017	2016	2017	2016
Operating Revenue:
Ocean Transportation	$392.7	$370.9	$762.7	$737.0
Logistics	119.8	96.8	224.2	184.9
Total Operating Revenue	512.5	467.7	986.9	921.9

Costs and Expenses:
Operating costs	(422.9)	(389.9)	(835.1)	(766.3)
Equity in income of related party Terminal Joint Venture	6.9	3.0	11.8	5.6
Selling, general and administrative	(50.6)	(44.7)	(101.3)	(90.5)
Total Costs and Expenses	(466.6)	(431.6)	(924.6)	(851.2)

Operating Income	45.9	36.1	62.3	70.7
Interest expense	(6.3)	(6.5)	(12.6)	(11.4)
Income before Income Taxes	39.6	29.6	49.7	59.3
Income tax expense	(15.6)	(11.6)	(18.7)	(23.2)
Net Income	$24.0	$18.0	$31.0	$36.1

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$24.0	$18.0	$31.0	$36.1
Other Comprehensive Income (Loss):
Net gain in prior service cost	0.1	—	0.1	0.7
Amortization of prior service cost included in net periodic pension cost	(0.3)	(0.2)	(0.7)	(0.6)
Amortization of net loss included in net periodic pension cost	1.2	1.0	2.1	2.1
Other adjustments	—	—	0.2	(0.1)
Total Other Comprehensive Income	1.0	0.8	1.7	2.1
Comprehensive Income	$25.0	$18.8	$32.7	$38.2

Basic Earnings Per-Share:	$0.56	$0.42	$0.72	$0.83
Diluted Earnings Per-Share:	$0.55	$0.42	$0.72	$0.83

Weighted Average Number of Shares Outstanding:
Basic	43.1	43.1	43.1	43.3
Diluted	43.3	43.4	43.3	43.7

Cash Dividends Per-Share	$0.19	$0.18	$0.38	$0.36

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$15.3	$13.9
Accounts receivable, net	198.6	189.5
Prepaid expenses and other assets	68.0	70.8
Total current assets	281.9	274.2
Long-term Assets:
Investment in related party Terminal Joint Venture	87.3	82.4
Property and equipment, net	989.0	949.2
Goodwill	323.7	323.7
Intangible assets, net	230.9	236.6
Capital Construction Fund - cash on deposit	—	31.2
Deferred dry-docking costs	95.6	89.1
Other long-term assets	30.9	29.1
Total long-term assets	1,757.4	1,741.3
Total assets	$2,039.3	$2,015.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$31.3	$31.8
Accounts payable	158.9	170.5
Accruals and other liabilities	85.8	76.9
Total current liabilities	276.0	279.2
Long-term Liabilities:
Long-term debt	722.6	707.1
Deferred income taxes	360.7	348.8
Employee benefit plans	106.4	108.5
Uninsured claims and related liabilities	39.5	40.3
Multi-employer withdrawal liability	58.2	60.1
Total long-term liabilities	1,287.4	1,264.8
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.3	32.1
Additional paid in capital	287.4	289.8
Accumulated other comprehensive loss, net	(44.4)	(46.1)
Retained earnings	200.6	195.7
Total shareholders’ equity	475.9	471.5
Total liabilities and shareholders’ equity	$2,039.3	$2,015.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2017	2016
Cash Flows From Operating Activities:
Net income	$31.0	$36.1
Reconciling adjustments:
Depreciation and amortization	49.7	47.6
Deferred income taxes	11.0	7.4
Share-based compensation expense	4.9	6.2
Equity in income of related party Terminal Joint Venture	(11.8)	(5.6)
Cash distribution received from Terminal Joint Venture	7.0	—
Other	1.1	1.1
Changes in assets and liabilities:
Accounts receivable, net	(9.0)	7.2
Deferred dry-docking payments	(33.0)	(28.5)
Deferred dry-docking amortization	25.6	17.2
Prepaid expenses and other assets	(1.1)	8.0
Accounts payable, accruals and other liabilities	(9.4)	(22.4)
Other long-term liabilities	(2.6)	4.5
Net cash provided by operating activities	63.4	78.8

Cash Flows From Investing Activities:
Vessel construction expenditures	(46.2)	(12.9)
Other capital expenditures	(37.1)	(52.9)
Proceeds from (payments for) disposal of property and equipment	(0.3)	1.7
Cash deposits into Capital Construction Fund	(12.2)	(12.5)
Cash withdrawals from Capital Construction Fund	43.4	12.5
Net cash used in investing activities	(52.4)	(64.1)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(15.0)	(11.1)
Proceeds from revolving credit facility	155.0	159.0
Repayments of revolving credit facility	(125.0)	(115.0)
Proceeds from issuance of capital stock	0.4	0.4
Dividends paid	(16.5)	(15.8)
Repurchase of Matson common stock	(1.3)	(32.3)
Tax withholding related to net share settlements of restricted stock units	(7.2)	(6.3)
Other	—	0.1
Net cash used in financing activities	(9.6)	(21.0)

Net Increase (Decrease) in Cash and Cash Equivalents	1.4	(6.3)
Cash and Cash Equivalents, Beginning of the Period	13.9	25.5
Cash and Cash Equivalents, End of the Period	$15.3	$19.2

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$12.8	$11.6
Income tax paid (refund)	$(0.3)	$5.4

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$1.1	$4.9
Accrued dividend	$8.7	$8.2

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska, and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian Islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.  Matson's fleet of 21 owned vessels and six chartered vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

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

Fiscal Period: The period end for Matson, Inc. covered by this report is June 30, 2017.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 30, 2017, for the second quarter 2017.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Property and Equipment: Property and equipment at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
(In millions)	2017	2016
Cost:
Vessels	$1,423.9	$1,416.1
Containers and equipment	544.0	536.9
Terminal facilities and other property	57.8	43.2
Vessel construction in progress	170.7	124.5
Other construction in progress	34.4	31.2
Total Property and Equipment	2,230.8	2,151.9
Less: Accumulated Deprecation	(1,241.8)	(1,202.7)
Total Property and Equipment, net	$989.0	$949.2

Vessel construction in progress relates to progress payments paid by the Company for the construction of four new vessels to be used within the Hawaii service, and includes capitalized interest of $5.5 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively.

Goodwill: Changes in goodwill for the three and six months ended June 30, 2017 and 2016 consisted of the following:

	Goodwill
	Ocean
(In millions)	Transportation	Logistics	Total
Balance at December 31, 2016	$218.5	$105.2	$323.7
Additions	—	—	—
Balance at March 31, 2017	218.5	105.2	323.7
Additions	—	—	—
Balance at June 30, 2017	$218.5	$105.2	$323.7

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions	—	—	—
Balance at March 31, 2016	215.0	26.6	241.6
Additions	3.5	—	3.5
Balance at June 30, 2016	$218.5	$26.6	$245.1

Intangible Assets, Net: Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
(In millions)	2017	2016
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(27.1)	(21.4)
Total Customer Relationships, net	203.6	209.3
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$230.9	$236.6

Capital Construction Fund: The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  As of June 30, 2017 and December 31, 2016, the following amounts related to the Company’s CCF:

	June 30,	December 31,
(In millions)	2017	2016
Capital Construction Fund:
Cash on deposit	$—	$31.2
Assigned accounts receivables	$175.3	$174.7

Cash on deposit in the CCF are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the three and six months ended June 30, 2017, the Company deposited $12.2 million into the CCF, and made qualifying cash withdrawals of $43.4 million from the CCF.  The qualifying cash withdrawals were used to fund vessel construction progress payments.  There were no deposits or qualifying cash withdrawals made by the Company during the three months ended March 31, 2017.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable in the Condensed Consolidated Financial Statements due to the nature of the assignment.

Accumulated Other Comprehensive Loss: Changes in accumulated other comprehensive loss by component, net of tax, for the three months ended June 30, 2017 and 2016 were as follows (in millions):

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$(4.4)	$(0.4)	$0.1	$(46.1)
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.1	—	—	0.9
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2017	(41.0)	(4.3)	(0.4)	0.3	(45.4)
Net gain in prior service costs	—	—	—	0.1	0.1
Amortization of prior service cost	(0.3)	—	—	—	(0.3)
Amortization of net loss	0.8	0.3	0.1	—	1.2
Balance at June 30, 2017	$(40.5)	$(4.0)	$(0.3)	$0.4	$(44.4)

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.2)	$(0.3)	$(46.9)
Net gain in prior service costs	—	0.7	—	—	0.7
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.2	0.1	—	1.1
Other adjustments	—	—	—	(0.1)	(0.1)
Balance at March 31, 2016	(41.3)	(3.8)	(0.1)	$(0.4)	(45.6)
Amortization of prior service cost	(0.3)	—	0.1	—	(0.2)
Amortization of net loss	0.8	0.2	—	—	1.0
Balance at June 30, 2016	$(40.8)	$(3.6)	$—	$(0.4)	$(44.8)

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

Reclassifications: Certain amounts included within cash flows from operating activities of the Condensed Consolidated Statement of Cash Flow for the six months ended June 30, 2016, have been reclassified to conform to the current period presentation.

New Accounting Pronouncements: Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  ASU 2014-09 establishes principles regarding the nature, timing, and uncertainty of revenue from contracts with customers.  It removes inconsistencies in existing revenue requirements, provides a more robust framework for addressing revenue issues and improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017.

The Company is in the process of evaluating the impact of adopting ASU 2014-09 on its Consolidated Financial Statements.  The Company is currently reviewing customer contracts in each of its operating segments for all revenue generating services provided by the Company, and is assessing the impact of applying ASU 2014-09, and comparing this to the Company’s historical revenue recognition criteria.  Based upon the preliminary review of customer contracts, the Company believes that the Company’s revenue recognition policies are consistent with the requirements of ASU 2014-09.  While the Company continues to assess all potential impacts of adopting ASU 2014-09, based upon information available to date, the Company does not expect the adoption of ASU 2014-09 to have a significant impact either on the timing or recognition of Ocean Transportation and Logistics revenues.  The Company is also evaluating its accounting disclosures related to revenue recognition.  The Company plans to adopt the requirements of the new standard by recording the impact of adoption as an adjustment to retained earnings at the beginning of the first quarter of 2018.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases in their balance sheets but recognize the expenses on their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating the impact of adopting ASU 2016-02.

Net Periodic Pension Cost and Benefit Cost:  In March 2017, the FASB issued ASU 2017-07. “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU 2017-07”).  ASU 2017-07 requires employees that sponsor defined benefit pension and other post-retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered, and that only the service cost component will be eligible for capitalization.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal.  ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017.  The Company does not expect the adoption of ASU 2017-07 to have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment.  Accordingly, inter-segment revenue of $10.7 million and $1.9 million for the three months ended June 30, 2017 and 2016, respectively, and $19.4 million and $3.7 million for the six months ended June 30, 2017 and 2016, respectively, have been eliminated from Logistics segment operating revenue in the table below.

Reportable segment results for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Operating Revenue:
Ocean Transportation	$392.7	$370.9	$762.7	$737.0
Logistics (1)	119.8	96.8	224.2	184.9
Total Operating Revenue	$512.5	$467.7	$986.9	$921.9
Operating Income:
Ocean Transportation	$39.0	$33.9	$53.5	$66.9
Logistics (1)	6.9	2.2	8.8	3.8
Total Operating Income	45.9	36.1	62.3	70.7
Interest expense, net	(6.3)	(6.5)	(12.6)	(11.4)
Income before Income Taxes	39.6	29.6	49.7	59.3
Income taxes	(15.6)	(11.6)	(18.7)	(23.2)
Net Income	$24.0	$18.0	$31.0	$36.1

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

4.          DEBT

At June 30, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	June 30,	December 31,
(In millions)	2017	2016
Term Loans:
5.79%, payable through 2020	$21.0	$24.5
3.66%, payable through 2023	54.7	59.3
4.16%, payable through 2027	52.4	55.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	36.3	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	75.0	75.0
Title XI Bonds:
5.34%, payable through 2028	25.3	26.4
5.27%, payable through 2029	27.5	28.6
Revolving credit facility	85.0	55.0
Capital leases	1.7	2.6
Total Debt	753.9	738.9
Less: Current portion	(31.3)	(31.8)
Total Long-term Debt	$722.6	$707.1

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, except as described below.

Revolving Credit Facility: On June 29, 2017 (the “Closing Date”), the Company entered into an amended and restated credit agreement that provides the Company with additional sources of liquidity for working capital, capital expenditures and investment opportunities, and amends and restates the Company’s previously amended and restated credit agreement (the “Credit Agreement” or the “revolving credit facility”).  The Credit Agreement expires on June 29, 2022, and provides for committed aggregate borrowing of up to $650 million, with an uncommitted option to increase the aggregate borrowing by up to $250 million.  The aggregate borrowing within the Credit Agreement includes a $100 million sublimit for the issuance of standby and commercial letters of credit, and a $50 million sublimit for swing line loans.  The Company may prepay any amounts outstanding under the Credit Agreement without premium or penalty.  All obligations of the Company under the Credit Agreement are guaranteed by Matson’s principal operating subsidiary MatNav and by certain other subsidiaries.

Depending on the Company’s consolidated net leverage ratio, borrowings under the Credit Agreement will bear interest at either LIBOR plus a margin of between 1.00 percent and 1.75 percent or the base rate plus a margin of between zero percent and 0.75 percent.  Letters of credit are subject to fees based on the Company’s consolidated net leverage ratio at a rate of between 1.00 percent and 1.75 percent.  The Company will also pay a commitment fee of between 0.15 percent and 0.30 percent depending on the Company’s consolidated net leverage ratio.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”):  On June 29, 2017, the Company and the holders of the Company’s term loans entered into amendments (collectively, the “2017 Amendments”) to each of the term loan agreements and amendments thereto, previously issued prior to the Closing Date.  The 2017 Amendments provide for amendments to certain covenants and other terms, including (at the Company’s option under certain circumstances) adjustments to the required consolidated leverage ratio, and, in connection with the exercise of such option, the payment of additional interest for certain pre-defined periods.

Debt Covenants:  The Credit Agreement and Private Loan Facilities (collectively, the “Agreements”) contain affirmative, negative and financial covenants customary for financings of this type, including, among other things, limitations on certain other indebtedness, loans and investments, liens, mergers, asset sales, and transactions with affiliates as defined within the Agreements.  The Agreements also contain customary events of default.

A brief description of the principal covenants contained in the Agreements include, but are not limited to the following (as defined within the Agreements):

▪	Minimum Consolidated Interest Coverage Ratio as of the end of any fiscal quarter is not permitted to be less than 3.50 to 1.0;
▪

Maximum Consolidated Leverage Ratio as of the end of any fiscal quarter is not permitted to exceed 3.25 to 1.0, subject to the Company’s election of specific exceptions in which the Maximum Consolidated Leverage Ratio is not permitted to exceed 3.75 to 1.0 as described in the Agreements;

▪

The principal amount of Priority Debt: (i) is not permitted to exceed 20 percent of Consolidated Tangible Assets at any time (subject to a reduction to 17.5 percent upon the earlier of December 31, 2017, or upon the occurrence of certain events), and; (ii) the principal amount of Priority Debt that is not Title XI Priority Debt at any time is not permitted to exceed 10 percent of Consolidated Tangible Assets.

Classification of Borrowings: Borrowings under the revolving credit facility is classified as long-term debt in the Condensed Consolidated Balance Sheet, as principal payments are not required until the maturity date of June 29, 2022.

As of June 30, 2017, the Company had $554.5 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 2.42 percent during the three months ended June 30, 2017.

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

The Company uses Level 1 inputs for the fair values of its cash equivalents, and Level 2 inputs for its CCF – cash on deposit, and variable and fixed rate debt.  The fair values of cash and cash equivalents, CCF – cash on deposit, and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of the Company’s fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.

The carrying value and fair value of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 were as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	June 30, 2017	Fair Value Measurements at June 30, 2017
Cash and cash equivalents	$15.3	$15.3	$15.3	$—	$—
Variable rate debt	85.0	85.0	—	85.0	—
Fixed rate debt	668.9	659.5	—	659.5	—

(In millions)	December 31, 2016	Fair Value Measurements at December 31, 2016
Cash and cash equivalents	$13.9	$13.9	$13.9	$—	$—
CCF - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	55.0	55.0	—	55.0	—
Fixed rate debt	683.9	685.2	—	685.2	—

6.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and six months ended June 30, 2017 and 2016, was as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$24.0	43.1	$0.56	$31.0	43.1	$0.72
Effect of Dilutive Securities:		0.2	(0.01)		0.2	—
Diluted:	$24.0	43.3	$0.55	$31.0	43.3	$0.72

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$18.0	43.1	$0.42	$36.1	43.3	$0.83
Effect of Dilutive Securities:		0.3	—		0.4	—
Diluted:	$18.0	43.4	$0.42	$36.1	43.7	$0.83

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

7.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2017, the Company granted approximately 40,200 and 296,000 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $32.09 and $36.27, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.3 million and $3.4 million for the three months ended June 30, 2017 and 2016, and $4.9 million and $6.2 million for the six months ended June 30, 2017 and 2016, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $15.0 million at June 30, 2017, and is expected to be recognized over a weighted-average period of 1.6 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

8.          PENSION AND OTHER POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and other post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the six months ended June 30, 2017 and 2016:

	Pension Benefits		Other Post-retirement Benefits
	June 30,		June 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$1.9	$2.0	$0.8	$0.8
Interest cost	4.8	4.8	1.4	1.4
Expected return on plan assets	(6.8)	(6.7)	—	—
Amortization of net loss	2.5	2.6	0.6	0.6
Amortization of prior service cost	(1.1)	(1.1)	—	—
Net periodic benefit cost	$1.3	$1.6	$2.8	$2.8

During the six months ended June 30, 2017, the Company contributed $3.0 million to its defined benefit pension plans.  No further contributions are expected for 2017.

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

The Company's Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 include operating revenue of $16.2 million and $28.8 million (after elimination of intercompany revenue of $8.3 million and $14.4 million), and operating income of $4.9 million and $5.9 million, from Span Alaska’s operations, respectively.  One-time acquisition related costs incurred post December 31, 2016 were not material.

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

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share amount)	2017	2016	2017	2016
Pro Forma Combined:
Operating revenue	$512.5	$483.0	$986.9	$949.5
Net income after income tax expense	$24.0	$19.9	$31.0	$38.7
Basic Earnings Per-Share:	$0.56	$0.46	$0.72	$0.89
Diluted Earnings Per-Share:	$0.55	$0.46	$0.72	$0.89
Weighted-Average Number of Shares Outstanding:
Basic	43.1	43.1	43.1	43.3
Diluted	43.3	43.4	43.3	43.7

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part II, Item 1A, “Risk Factors” of this Quarterly Report, in Part I, Item 1A, “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation: The Hawaii economy experienced modest growth in the second quarter 2017; however, the Company’s container volume was lower due to the absence of volume gains associated with a competitor’s service reconfiguration and related issues in the second quarter of 2016, and lower construction related volumes.  Given the timing of the expected transition of construction activity and the absence of a 53rd week in 2017, the Company expects its full year 2017 Hawaii container volume to be modestly lower than the level achieved in 2016.

In China, the Company’s container volume in the second quarter 2017 was 15.0 percent higher year-over-year due to stronger demand for Matson’s expedited service and an additional sailing.  The Company continued to realize a sizeable rate premium in the second quarter 2017 and achieved average freight rates modestly higher than the second quarter

2016.  For the remainder of 2017, the Company expects continued strong demand for our highly differentiated expedited service amid a chronically over-supplied international container shipping market.

In Guam, as expected, the Company’s container volume in the second quarter 2017 was lower on a year-over-year basis, the result of competitive losses to a U.S. flagged containership service that increased its service frequency to weekly in December 2016.  For the balance of 2017, the Company expects a continued heightened competitive environment and lower volume.

In Alaska, the Company’s container volume for the second quarter 2017 was 1.1 percent lower year-over-year, primarily the result of the continued energy sector related economic contraction, partially offset by improved seafood harvest.  For the remainder of 2017, the Company continues to expect modestly lower volume based on declining northbound freight due to ongoing contraction of Alaska’s energy-based economy, partially offset by improved southbound seafood volume.

As a result, the Company expects Ocean Transportation operating income for the full year 2017 to be lower than the $141.3 million achieved in 2016.  In the third quarter 2017, the Company expects Ocean Transportation operating income to be moderately higher than the $42.7 million achieved in the third quarter 2016.

Logistics: In the second quarter 2017, operating income for the Company’s Logistics segment included a full quarter of freight forwarding operating results from its acquired Span Alaska business.  For the full year 2017, the Company expects Logistics operating income to be approximately $20 million, up significantly from the 2016 level of $11.9 million, primarily due to the inclusion of Span Alaska’s freight forwarding business for a full year.  In the third quarter 2017, the Company expects Logistics operating income to be approximately double the $3.5 million achieved in the third quarter 2016.

Depreciation and Amortization: For the full year 2017, the Company expects depreciation and amortization expense to increase by approximately $15 million to $150 million, inclusive of dry-docking amortization of approximately $50 million, primarily due to the higher levels of maintenance capital and vessel dry-docking expenditures in 2016 and planned for the remainder of 2017.

EBITDA: The Company expects full year 2017 EBITDA to approximate the $288.6 million achieved in 2016.

Interest Expense: The Company expects interest expense for the full year 2017 to be approximately $25 million.

Income Tax Expense: In the second quarter 2017, the Company’s effective tax rate was 39.4 percent.  For the full year 2017, the Company expects its effective tax rate to be approximately 39 percent.

Capital and Vessel Dry-docking Expenditures: In the second quarter 2017, the Company made maintenance capital expenditure payments of $14.2 million, vessel construction expenditures of $44.9 million, and dry-docking payments of $17.9 million.  For the full year 2017, the Company expects to make maintenance capital expenditure payments of approximately $50 million, vessel construction expenditures of approximately $242 million, and dry-docking payments of approximately $50 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended June 30, 2017, compared with 2016:

	Three Months Ended June 30,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$512.5	$467.7	$44.8	9.6%
Operating costs and expenses	(466.6)	(431.6)	(35.0)	8.1%
Operating income	45.9	36.1	9.8	27.1%
Interest expense	(6.3)	(6.5)	0.2	(3.1)%
Income before income taxes	39.6	29.6	10.0	33.8%
Income tax expense	(15.6)	(11.6)	(4.0)	34.5%
Net income	$24.0	$18.0	$6.0	33.3%
Basic earnings per-share	$0.56	$0.42	$0.14	33.3%
Diluted earnings per-share	$0.55	$0.42	$0.13	31.0%

Consolidated results of operations include the operating results of Span Alaska from the date of acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment below.

The decrease in interest expense during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, was due to increased capitalized interest, largely offset by higher revolver and long-term borrowings.

Income tax expense was $15.6 million or 39.4 percent of income before income taxes for the three months ended June 30, 2017, compared to $11.6 million or 39.2 percent of income before income taxes for the three months ended June 30, 2016.  The increase in the effective income tax rate was primarily due to changes in non-deductible expenses during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.

Consolidated Results: Six months ended June 30, 2017, compared with 2016:

	Six Months Ended June 30,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$986.9	$921.9	$65.0	7.1%
Operating costs and expenses	(924.6)	(851.2)	(73.4)	8.6%
Operating income	62.3	70.7	(8.4)	(11.9)%
Interest expense	(12.6)	(11.4)	(1.2)	10.5%
Income before income taxes	49.7	59.3	(9.6)	(16.2)%
Income tax expense	(18.7)	(23.2)	4.5	(19.4)%
Net income	$31.0	$36.1	$(5.1)	(14.1)%
Basic earnings per-share	$0.72	$0.83	$(0.11)	(13.3)%
Diluted earnings per-share	$0.72	$0.83	$(0.11)	(13.3)%

Consolidated results of operations include the operating results of Span Alaska from the date of acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment below.

The increase in interest expense during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, was due to higher revolver and long-term borrowings, partially offset by capitalized interest.

Income tax expense was $18.7 million or 37.6 percent of income before income taxes for the six months ended June 30, 2017, compared to $23.2 million or 39.1 percent of income before income taxes for the six months ended June 30, 2016.  The decrease in the effective income tax rate was primarily due to the impact of share-based compensation that reduced income tax expense during the six months ended June 30, 2017, resulting from the adoption of a new accounting standard related to share-based compensation.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended June 30, 2017, compared with 2016:

	Three Months Ended June 30,
(Dollars in millions)	2017	2016	Change
Ocean Transportation revenue	$392.7	$370.9	$21.8	5.9%
Operating costs and expenses	(353.7)	(337.0)	(16.7)	5.0%
Operating income	$39.0	$33.9	$5.1	15.0%
Operating income margin	9.9%	9.1%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	38,600	39,700	(1,100)	(2.8)%
Hawaii automobiles	16,500	21,200	(4,700)	(22.2)%
Alaska containers	17,500	17,700	(200)	(1.1)%
China containers	16,900	14,700	2,200	15.0%
Guam containers	5,400	6,300	(900)	(14.3)%
Micronesia/South Pacific Containers	2,500	2,100	400	19.0%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue increased $21.8 million, or 5.9 percent, during the three months ended June 30, 2017, compared with the three months ended June 30, 2016.  This increase was primarily due to higher fuel surcharge revenue, higher average freight rates in China and Hawaii, and higher container volume in China, partially offset by lower volume in Hawaii and Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 2.8 percent due to the absence of competitive volume gains in the prior year and a modest market contraction; Alaska volume decreased by 1.1 percent attributable to the continued energy sector related economic contraction; China volume was 15.0 percent higher due to stronger demand for the Company’s expedited service and an additional sailing during the three months ended June 30, 2017; and Guam volume was 14.3 percent lower due to competitive losses.

Ocean Transportation operating income increased $5.1 million, or 15.0 percent, during the three months ended June 30, 2017, compared with the three months ended June 30, 2016.  The increase was primarily due to higher average freight rates and container volume in China, favorable timing of fuel surcharge collections, higher contribution from SSAT, and higher freight rates in Hawaii.  Partially offsetting these favorable year-over-year comparisons were higher terminal handling expenses, higher vessel dry-docking amortization expense, and lower container volume in Hawaii and Guam.

The Company’s SSAT terminal joint venture investment contributed $6.9 million during the three months ended June 30, 2017, compared to a $3.0 million contribution during the three months ended June 30, 2016.  The increase was primarily attributable to improved lift volume.

Ocean Transportation Operating Results: Six months ended June 30, 2017, compared with 2016:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016	Change
Ocean Transportation revenue	$762.7	$737.0	$25.7	3.5%
Operating costs and expenses	(709.2)	(670.1)	(39.1)	5.8%
Operating income	$53.5	$66.9	$(13.4)	(20.0)%
Operating income margin	7.0%	9.1%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	75,000	78,200	(3,200)	(4.1)%
Hawaii automobiles	30,300	38,500	(8,200)	(21.3)%
Alaska containers	33,300	34,200	(900)	(2.6)%
China containers	32,200	27,100	5,100	18.8%

Guam containers	10,800	12,100	(1,300)	(10.7)%
Micronesia/South Pacific Containers	4,600	4,200	400	9.5%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

Ocean Transportation revenue increased $25.7 million, or 3.5 percent, during the six months ended June 30, 2017, compared with the six months ended June 30, 2016.  This increase was primarily due to higher fuel surcharge revenue, higher container volume in China, and higher average freight rates in China and Hawaii, partially offset by lower volume in Hawaii, Guam and Alaska.

On a year-over-year FEU basis, Hawaii container volume decreased by 4.1 percent primarily due to the absence of competitive volume gains in the prior year; Alaska volume decreased by 2.6 percent attributable to the continued energy sector related economic contraction; China volume was 18.8 percent higher due to stronger demand for the Company’s expedited service and additional sailings during the first half 2017; and Guam volume was 10.7 percent lower due to competitive losses.

Ocean Transportation operating income decreased $13.4 million, or 20.0 percent, during the six months ended June 30, 2017, compared with the six months ended June 30, 2016.  The decrease was primarily due to higher terminal handling costs, higher vessel dry-docking amortization expense, and lower container volume in Hawaii and Guam.  Partially offsetting these unfavorable year-over-year comparisons were higher container volume and average freight rates in China, and higher contribution from SSAT.

The Company’s SSAT terminal joint venture investment contributed $11.8 million during the six months ended June 30, 2017, compared to a $5.6 million contribution in the six months ended June 30, 2016.  The increase was primarily attributable to improved lift volume.

Logistics Operating Results: Three months ended June 30, 2017, compared with 2016:

	Three Months Ended June 30,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$119.8	$96.8	$23.0	23.8%
Operating costs and expenses (1)	(112.9)	(94.6)	(18.3)	19.3%
Operating income (1)	$6.9	$2.2	$4.7	213.6%
Operating income margin	5.8%	2.3%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $23.0 million, or 23.8 percent, during the three months ended June 30, 2017, compared with the three months ended June 30, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business and higher fuel surcharge revenue in transportation brokerage services.

Logistics operating income increased $4.7 million during the three months ended June 30, 2017, compared with the three months ended June 30, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business.

Logistics Operating Results: Six months ended June 30, 2017, compared with 2016:

	Six Months Ended June 30,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$224.2	$184.9	$39.3	21.3%
Operating costs and expenses (1)	(215.4)	(181.1)	(34.3)	18.9%
Operating income (1)	$8.8	$3.8	$5.0	131.6%
Operating income margin	3.9%	2.1%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $39.3 million, or 21.3 percent, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business, higher fuel surcharge revenue in transportation brokerage services, and higher intermodal volume.

Logistics operating income increased $5.0 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business and higher intermodal volume, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at June 30, 2017, compared to December 31, 2016 were as follows:

	June 30,	December 31,
(In millions)	2017	2016	Change
Cash and cash equivalents	$15.3	$13.9	$1.4
Accounts receivable, net (1)	$198.6	$189.5	$9.1
CCF - cash on deposit	$—	$31.2	$(31.2)

(1)

As of June 30, 2017 and December 31, 2016, $175.3 million and $174.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of June 30, 2017, the Company had $554.5 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Note 4 of this Quarterly Report.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 were as follows:

	Six Months Ended June 30,
(In millions)	2017	2016	Change
Net cash provided by operating activities (1)	$63.4	$78.8	$(15.4)
Net cash used in investing activities (2)	(52.4)	(64.1)	11.7
Net cash used in financing activities (3)	(9.6)	(21.0)	11.4
Net increase (decrease) in cash and cash equivalents	1.4	(6.3)	7.7
Cash and cash equivalents, beginning of the period	13.9	25.5	(11.6)
Cash and cash equivalents, end of the period	$15.3	$19.2	$(3.9)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 were due to the following:

(In millions)	Change
Net income from operations	$(5.1)
Non-cash deferred income taxes	3.6
Other non-cash related charges, net	10.0
Deferred dry-docking payments	(4.5)
Accounts receivable, net	(16.2)
Prepaid expenses and other assets	(9.1)
Accounts payable, accruals and other liabilities	13.0
Other long-term liabilities	(7.1)
Total	$(15.4)

Increase in deferred dry-docking payments was due to an increased number of vessels in dry-docking during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  Changes in accounts receivable were due to the addition of accounts receivables associated with the Span Alaska Acquisition, and due to the timing of billings and collections.  Changes in prepaid expenses and other assets were due to the timing of prepaid expenses and other advanced vendor payments.  Changes in accounts payable, accruals and other liabilities were due to the impact of liabilities associated with the Span Alaska and the acquisition of Horizon Lines, Inc. (“Horizon”), and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 were due to the following:

(In millions)	Change
Vessel construction expenditures	$(33.3)
Other capital expenditures	15.8
Proceeds from (payments for) disposal of property and equipment	(2.0)
Cash deposits into the CCF	0.3
Cash withdrawals from the CCF	30.9
Total	$11.7

Vessel construction expenditures capitalized were $46.2 million during the six months ended June 30, 2017, compared to $12.9 million during the six months ended June 30, 2016, and included progress payments and capitalized interest related to the construction of new vessels for the Hawaii service.  Other capital expenditures decreased from $52.9 million during the six months ended June 30, 2016, to $37.1 million during the six months ended June 30, 2017.  The decrease was primarily due to capital expenditures incurred during 2016 related to the installation of scrubbers on acquired Horizon vessels and other capital expenditures related to the Horizon acquisition.  Withdrawals from the CCF were $43.4 million for the six months ended June 30, 2017, compared to $12.5 million for the six months ended June 30, 2016, and were related to the increased progress payments for new vessel construction paid by the Company.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the six months ended June 30, 2017, compared to the six months ended June 30, 2016 were due to the following:

(In millions)	Change
Repayments of debt and capital leases	$(3.9)
Change in borrowings under revolving credit facility, net	(14.0)
Repurchase of Matson common stock	31.0
Change in other payments, net	(1.7)
Total	$11.4

Debt and capital lease repayments increased to $15.0 million during the six months ended June 30, 2017, compared to $11.1 million during the six months ended June 30, 2016, primarily due to the timing of term loan repayments.  During the six months ended June 30, 2017, net borrowing under the Company’s revolving credit facility was $30.0 million compared to $44.0 million for the six months ended June 30, 2016.  The decrease in net borrowings from the Company’s revolving credit facility is primarily due to lower capital expenditures during the six months ended June 30, 2017.  During the six months ended June 30, 2017, the Company paid $1.3 million in repurchases of Matson common stock compared to $32.3 million during the six months ended June 30, 2016.

Working Capital: The Company had working capital surplus of $5.9 million at June 30, 2017, compared to a working capital deficiency of $5.0 million at December 31, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, which is incorporated herein by reference, except as described in Note 4 of this Quarterly Report, and as described below.

At June 30, 2017, the estimated timing of the remaining contractual obligations for the construction of four new vessels were as follows:

		Payment Due By Period
Contractual Obligations (in millions)	2017	2018-2019	2020-2021	Thereafter	Total
Construction of vessels (1)	$198.5	$537.2	$25.4	$—	$761.1

(1)

Construction of vessels represents remaining contractual obligations related to the two Aloha Class and two Kanaloa Class vessels to be used in the Hawaii service that are described in Part I, Item 1 “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTHER MATTERS

The Company’s second quarter 2017 cash dividend of $0.19 per-share was paid on June 1, 2017 to shareholders of record as of May 11, 2017.  On June 29, 2017, the Company’s Board of Directors declared a cash dividend of $0.20 per-share payable on September 7, 2017 to shareholders of record as of the close of business on August 3, 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as described below, and in the risk factor that is described in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, there were no material changes to the Company’s risk factors that are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The Company may face new or increased competition.

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  In July 2017, a shipyard announced that it had entered into a letter of intent with a U.S. shipping operating company for the construction and sale of up to four new containerships with planned deliveries in 2020 and 2021 to service the containership trade between the U.S. West Coast and Hawaii.  The release states that the agreement remains subject to negotiation and satisfaction of certain conditions with a buyer that the shipyard declines to identify.  In 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi-weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan and Busan, South Korea.  As a result of these and other competitor actions, the Company could experience reduction in profitability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended June 30, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
April 1 – 30, 2017	9,850	$31.63	9,850	1,837,638
May 1 – 31, 2017	2,450	$31.89	2,450	1,835,188
June 1 – 30, 2017	3,200	$28.92	3,200	1,831,988
Total	15,500	$31.11	15,500

(1)

On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares will be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated June 29, 2017).

10.2

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated June 29, 2017).

10.3

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated June 29, 2017).

10.4

Amendment to Third Amended and Restated Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8-K dated June 29, 2017).

10.5

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8-K dated June 29, 2017).

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

MATSON, INC.
(Registrant)

Date: August 1, 2017	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 1, 2017	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(Principal Accounting Officer)