Form 10-Q
period 2017-09-30
Matson, Inc.
filed 2017-11-03
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Number of shares of common stock outstanding as of September 30, 2017: 42,447,854

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per-share amounts)	2017	2016	2017	2016
Operating Revenue:
Ocean Transportation	$419.2	$398.0	$1,181.9	$1,135.0
Logistics	124.7	102.4	348.9	287.3
Total Operating Revenue	543.9	500.4	1,530.8	1,422.3

Costs and Expenses:
Operating costs	(436.1)	(410.9)	(1,271.2)	(1,177.2)
Equity in income of related party Terminal Joint Venture	7.5	3.6	19.3	9.2
Selling, general and administrative	(53.5)	(46.4)	(154.8)	(136.9)
Total Costs and Expenses	(482.1)	(453.7)	(1,406.7)	(1,304.9)

Operating Income	61.8	46.7	124.1	117.4
Interest expense	(6.2)	(6.0)	(18.8)	(17.4)
Income before Income Taxes	55.6	40.7	105.3	100.0
Income tax expense	(21.5)	(15.4)	(40.2)	(38.6)
Net Income	$34.1	$25.3	$65.1	$61.4

Other Comprehensive Income, Net of Income Taxes:
Net Income	$34.1	$25.3	$65.1	$61.4
Other Comprehensive Income (Loss):
Net gain in prior service cost	0.7	23.4	0.8	24.1
Amortization of prior service cost included in net periodic pension cost	(2.2)	(0.6)	(2.9)	(1.2)
Amortization of net loss included in net periodic pension cost	1.0	0.9	3.1	3.0
Other adjustments	—	0.6	0.2	0.5
Total Other Comprehensive Income (Loss)	(0.5)	24.3	1.2	26.4
Comprehensive Income	$33.6	$49.6	$66.3	$87.8

Basic Earnings Per-Share:	$0.79	$0.59	$1.51	$1.42
Diluted Earnings Per-Share:	$0.79	$0.59	$1.50	$1.41

Weighted Average Number of Shares Outstanding:
Basic	42.9	42.8	43.0	43.1
Diluted	43.2	43.2	43.3	43.5

Cash Dividends Per-Share	$0.20	$0.19	$0.58	$0.55

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$24.7	$13.9
Accounts receivable, net	213.9	189.5
Prepaid expenses and other assets	64.4	70.8
Total current assets	303.0	274.2
Long-term Assets:
Investment in related party Terminal Joint Venture	87.8	82.4
Property and equipment, net	1,099.2	949.2
Goodwill	323.7	323.7
Intangible assets, net	228.0	236.6
Capital Construction Fund - cash on deposit	—	31.2
Deferred dry-docking costs, net	95.2	89.1
Other long-term assets	30.1	29.1
Total long-term assets	1,864.0	1,741.3
Total assets	$2,167.0	$2,015.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$29.2	$31.8
Accounts payable	172.9	170.5
Accruals and other liabilities	82.4	75.3
Total current liabilities	284.5	277.6
Long-term Liabilities:
Long-term debt	810.1	707.1
Deferred income taxes	386.2	363.8
Employee benefit plans	66.5	71.7
Uninsured claims and related liabilities	42.3	40.3
Multi-employer withdrawal liability	58.8	60.1
Total long-term liabilities	1,363.9	1,243.0
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	31.8	32.1
Additional paid in capital	285.8	289.8
Accumulated other comprehensive loss, net	(22.4)	(23.6)
Retained earnings	223.4	196.6
Total shareholders’ equity	518.6	494.9
Total liabilities and shareholders’ equity	$2,167.0	$2,015.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2017	2016
Cash Flows From Operating Activities:
Net income	$65.1	$61.4
Reconciling adjustments:
Depreciation and amortization	74.3	71.8
Deferred income taxes	22.3	24.7
Share-based compensation expense	7.8	9.2
Equity in income of related party Terminal Joint Venture	(19.3)	(9.2)
Cash distribution received from Terminal Joint Venture	14.0	—
Other	2.1	2.1
Changes in assets and liabilities:
Accounts receivable, net	(24.3)	(4.8)
Deferred dry-docking payments	(45.1)	(43.7)
Deferred dry-docking amortization	35.7	27.8
Prepaid expenses and other assets	4.3	(27.1)
Accounts payable, accruals and other liabilities	14.5	(27.2)
Other long-term liabilities	(4.4)	2.5
Net cash provided by operating activities	147.0	87.5

Cash Flows From Investing Activities:
Vessel construction expenditures	(172.2)	(39.2)
Other capital expenditures	(43.3)	(67.3)
Proceeds from (payments for) disposal of property and equipment	(0.3)	2.2
Cash deposits into Capital Construction Fund	(64.6)	(123.4)
Cash withdrawals from Capital Construction Fund	95.8	12.5
Payments for membership interests in Span Alaska, net of cash acquired	—	(112.8)
Net cash used in investing activities	(184.6)	(328.0)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	200.0
Repayments of debt and capital leases	(19.5)	(13.7)
Proceeds from revolving credit facility	341.0	1,275.0
Repayments of revolving credit facility	(221.0)	(1,080.0)
Payment of financing costs	(1.7)	—
Proceeds from issuance of capital stock	0.4	0.6
Dividends paid	(25.2)	(24.0)
Repurchase of Matson common stock	(18.4)	(37.8)
Payments of Span Alaska debt	—	(81.9)
Tax withholding related to net share settlements of restricted stock units	(7.2)	(6.8)
Net cash used in financing activities	48.4	231.4

Net Increase (Decrease) in Cash and Cash Equivalents	10.8	(9.1)
Cash and Cash Equivalents, Beginning of the Period	13.9	25.5
Cash and Cash Equivalents, End of the Period	$24.7	$16.4

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$20.5	$15.7
Income tax paid (refund)	$(0.1)	$16.2

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$1.5	$12.6

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

Ocean Transportation: Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska, and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, container equipment maintenance and other terminal services for MatNav and other ocean carriers on the Hawaiian Islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.  Matson's fleet of 22 owned vessels and five chartered vessels includes containerships, combination container and roll-on/roll-off ships and custom-designed barges.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc., a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including to MatNav at four of those facilities (“Terminal Joint Venture”).  Matson records its share of income in the Terminal Joint Venture in operating costs in the Condensed Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

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

Recent Acquisition: On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska (the “Span Alaska Acquisition”) (see Note 13, Business Combination for additional information on the recent acquisition).

2.          SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The Condensed Consolidated Financial Statements are unaudited, and include the accounts of Matson and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting.  The Condensed Consolidated Financial Statements include the accounts and activities of Span Alaska from the acquisition date on August 4, 2016 (see Note 13).

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

Fiscal Period: The period end for Matson covered by this report is September 30, 2017.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 29, 2017, for the third quarter 2017.

Significant Accounting Policies: The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Immaterial Correction of an Error in Previously Issued Financial Statements:  Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to its post-retirement benefit plan liabilities.  The Company did not account for the transfer of certain participants belonging to three stevedore union groups in Hawaii, out of the Company’s post-retirement benefit plan and into a multi-employer Stevedore Industry Committee Welfare Benefit Plan (“SIC Plan”), that was approved by the Board of the SIC Plan in August 2016 (the “Transfer”).  The SIC Plan assumed the existing unfunded obligation related to the transferred participants who continue to receive substantially the same post-retirement benefits that they previously received under the Company’s post-retirement benefit plan.  The Company determined that the Transfer should have been accounted for in August 2016 when the Transfer was approved by the SIC Board as a negative plan amendment in accordance with Accounting Standards Codification (“ASC”) 715-60, Defined Benefit Plans – Other Postretirements since the Company retains significant risks related to the obligation for the transferred participants’ benefits, and will continue to participate in the funding of the transferred benefit obligation through ongoing and increased contributions to the SIC Plan.

Accordingly, the Company corrected this error by recording a decrease of $36.8 million in employee benefit plan liabilities and $1.6 million in accruals and other liabilities, with a corresponding net gain in prior service costs of $22.5 million in accumulated other comprehensive loss (gain), net of $15.0 million of deferred income taxes, and a $0.9 million increase in retained earnings as of December 31, 2016.  The net gain in prior service costs included in accumulated other comprehensive loss will be amortized over a period of approximately 10 years.  The correction for the amortization of the net gain in prior service costs resulted in an increase in Ocean Transportation segment operating income of $0.5 million, and income tax expense of $0.2 million in the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2016.  The Company believes the correction of this error is immaterial to previously issued Consolidated Financial Statements for prior periods.  The misstatement had no impact on the Company’s Condensed Consolidated Statements of Cash Flows.

Reclassifications: Certain amounts included within cash flows from operating activities of the Condensed Consolidated Statement of Cash Flow for the nine months ended September 30, 2016, have been reclassified to conform to the current period presentation.  There was no change in net cash provided by operating activities for the nine months ended September 30, 2016.

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

The Company is in the process of evaluating the impact of adopting ASU 2014-09 on its Consolidated Financial Statements.  The Company is currently reviewing customer contracts in each of its operating segments for all revenue generating services provided by the Company, and is assessing the impact of applying ASU 2014-09, and comparing this to the Company’s historical revenue recognition practices.  Based upon the preliminary review of customer contracts, the Company believes that the Company’s revenue recognition policies are consistent with the requirements of ASU 2014-09.  While the Company continues to assess all potential impacts of adopting ASU 2014-09, based upon information available to date, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on either the timing or recognition of Ocean Transportation and Logistics revenues.  The Company is also evaluating its accounting disclosures related to revenue recognition.  The Company plans to adopt the requirements of the new standard by recording the impact of adoption as an adjustment to retained earnings at the beginning of the first quarter of 2018.

Leases: In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of income in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  ASU 2016-02 will be effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating the impact of adopting ASU 2016-02.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment.  Accordingly, inter-segment revenue of $12.6 million and $6.7 million for the three months ended September 30, 2017 and 2016, respectively, and $32.0 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively, have been eliminated from Logistics segment operating revenue in the table below.

Reportable segment results for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Operating Revenue:
Ocean Transportation	$419.2	$398.0	$1,181.9	$1,135.0
Logistics (1)	124.7	102.4	348.9	287.3
Total Operating Revenue	$543.9	$500.4	$1,530.8	$1,422.3
Operating Income:
Ocean Transportation	$54.6	$43.2	$108.1	$110.1
Logistics (1)	7.2	3.5	16.0	7.3
Total Operating Income	61.8	46.7	124.1	117.4
Interest expense, net	(6.2)	(6.0)	(18.8)	(17.4)
Income before Income Taxes	55.6	40.7	105.3	100.0
Income taxes	(21.5)	(15.4)	(40.2)	(38.6)
Net Income	$34.1	$25.3	$65.1	$61.4

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

4.          PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
(In millions)	2017	2016
Cost:
Vessels	$1,430.8	$1,416.1
Containers and equipment	543.2	536.9
Terminal facilities and other property	58.9	43.2
Vessel construction in progress	296.7	124.5
Other construction in progress	26.9	31.2
Total Property and Equipment	2,356.5	2,151.9
Less: Accumulated Deprecation	(1,257.3)	(1,202.7)
Total Property and Equipment, net	$1,099.2	$949.2

Vessel construction in progress relates to progress payments paid for the construction of four new vessels to be used within the Hawaii service, and includes capitalized interest of $7.4 million and $2.9 million at September 30, 2017 and December 31, 2016, respectively.

5.          GOODWILL AND INTANGIBLES

Changes in goodwill for the three and nine months ended September 30, 2017 and 2016 consisted of the following:

	Goodwill
	Ocean
(In millions)	Transportation	Logistics	Total
Balance at December 31, 2016	$218.5	$105.2	$323.7
Additions	—	—	—
Balance at March 31, 2017	218.5	105.2	323.7
Additions	—	—	—
Balance at June 30, 2017	218.5	105.2	323.7
Additions	—	—	—
Balance at September 30, 2017	$218.5	$105.2	$323.7

	Goodwill
	Ocean
	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions	—	—	—
Balance at March 31, 2016	215.0	26.6	241.6
Additions	3.5	—	3.5
Balance at June 30, 2016	218.5	26.6	245.1
Additions	—	79.0	79.0
Balance at September 30, 2016	$218.5	$105.6	$324.1

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
(In millions)	2017	2016
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(30.0)	(21.4)
Total Customer Relationships, net	200.7	209.3
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$228.0	$236.6

6.          CAPITAL CONSTRUCTION FUND

The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  As of September 30, 2017 and December 31, 2016, the following amounts related to the Company’s CCF:

	September 30,	December 31,
(In millions)	2017	2016
Capital Construction Fund:
Cash on deposit	$—	$31.2
Assigned accounts receivables	$175.9	$174.7

Cash on deposit in the CCF are held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the three and nine months ended September 30, 2017, the Company deposited $52.4 million and $64.6 million into the CCF, and made qualifying cash withdrawals of $52.4 million and $95.8 million from the CCF, respectively.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable in the Condensed Consolidated Financial Statements due to the nature of the assignment.

7.          DEBT

At September 30, 2017 and December 31, 2016, the Company’s debt consisted of the following:

	September 30,	December 31,
(In millions)	2017	2016
Term Loans:
5.79%, payable through 2020	$21.0	$24.5
3.66%, payable through 2023	54.7	59.3
4.16%, payable through 2027	52.4	55.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	36.3	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	73.2	75.0
Title XI Bonds:
5.34%, payable through 2028	24.2	26.4
5.27%, payable through 2029	26.4	28.6
Revolving credit facility	175.0	55.0
Capital leases	1.1	2.6
Total Debt	839.3	738.9
Less: Current portion	(29.2)	(31.8)
Total Long-term Debt	$810.1	$707.1

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I, Financial Information of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, except as described below.

Classification of Borrowings: Borrowings under the revolving credit facility is classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date of June 29, 2022.

As of September 30, 2017, the Company had $464.5 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 2.69 percent during the three months ended September 30, 2017.

8.          ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2017 were as follows:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$18.1	$(0.4)	$0.1	$(23.6)
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.1	—	—	0.9
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2017	(41.0)	18.2	(0.4)	0.3	(22.9)
Net gain in prior service costs	—	—	—	0.1	0.1
Amortization of prior service cost	(0.3)	—	—	—	(0.3)
Amortization of net loss	0.8	0.3	0.1	—	1.2
Balance at June 30, 2017	(40.5)	18.5	(0.3)	0.4	(21.9)
Net gain in prior service costs	—	0.7	—	—	0.7
Amortization of prior service cost	(0.4)	(1.7)	(0.1)	—	(2.2)
Amortization of net loss	0.8	0.2	—	—	1.0
Balance at September 30, 2017	$(40.1)	$17.7	$(0.4)	$0.4	$(22.4)

The balance for post-retirement at December 31, 2016 has been corrected for the adjustment described in Note 2, Immaterial Correction of an Error in Previously Issued Financial Statements.

Changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2016 were as follows:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.2)	$(0.3)	$(46.9)
Net gain in prior service costs	—	0.7	—	—	0.7
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.2	0.1	—	1.1
Other adjustments	—	—	—	(0.1)	(0.1)
Balance at March 31, 2016	(41.3)	(3.8)	(0.1)	$(0.4)	(45.6)
Amortization of prior service cost	(0.3)	—	0.1	—	(0.2)
Amortization of net loss	0.8	0.2	—	—	1.0
Balance at June 30, 2016	(40.8)	(3.6)	—	(0.4)	(44.8)
Net gain in prior service costs	—	23.4	—	—	23.4
Amortization of prior service cost	(0.3)	(0.3)	—	—	(0.6)
Amortization of net loss (gain)	0.8	0.2	(0.1)	—	0.9
Other adjustments	—	—	—	0.6	0.6
Balance at September 30, 2016	$(40.3)	$19.7	$(0.1)	$0.2	$(20.5)

The balance for post-retirement at September 30, 2016 has been corrected for the adjustment described in Note 2, Immaterial Correction of an Error in Previously Issued Financial Statements.

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 were as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	September 30, 2017	Fair Value Measurements at September 30, 2017
Cash and cash equivalents	$24.7	$24.7	$24.7	$—	$—
Variable rate debt	175.0	175.0	—	175.0	—
Fixed rate debt	664.3	664.1	—	664.1	—

(In millions)	December 31, 2016	Fair Value Measurements at December 31, 2016
Cash and cash equivalents	$13.9	$13.9	$13.9	$—	$—
CCF - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	55.0	55.0	—	55.0	—
Fixed rate debt	683.9	685.2	—	685.2	—

10.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and nine months ended September 30, 2017 and 2016, was as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$34.1	42.9	$0.79	$65.1	43.0	$1.51
Effect of Dilutive Securities:		0.3	—		0.3	(0.01)
Diluted:	$34.1	43.2	$0.79	$65.1	43.3	$1.50

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Weighted-	Per		Weighted-	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$25.3	42.8	$0.59	$61.4	43.1	$1.42
Effect of Dilutive Securities:		0.4	—		0.4	(0.01)
Diluted:	$25.3	43.2	$0.59	$61.4	43.5	$1.41

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

11.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2017, the Company granted approximately 6,900 and 304,000 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $24.02 and $35.99, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.9 million and $3.0 million for the three months ended September 30, 2017 and 2016, and $7.8 million and $9.2 million for the nine months ended September 30, 2017 and 2016, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $12.5 million at September 30, 2017, and is expected to be recognized over a weighted-average period of 1.3 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

12.          PENSION AND OTHER POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and other post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the nine months ended September 30, 2017 and 2016:

	Pension Benefits		Other Post-retirement Benefits
	September 30,		September 30,
(In millions)	2017	2016	2017	2016
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$3.0	$3.0	$0.4	$1.1
Interest cost	7.3	7.3	0.8	2.0
Expected return on plan assets	(10.1)	(10.0)	—	—
Amortization of net loss	3.8	4.1	0.9	0.9
Amortization of prior service cost (credit)	(1.7)	(1.7)	(2.8)	—
Other adjustments	0.1	—	—	—
Net periodic benefit cost	$2.4	$2.7	$(0.7)	$4.0

During the nine months ended September 30, 2017, the Company contributed $3.0 million to its defined benefit pension plans.  No further contributions are expected for 2017.

13.          BUSINESS COMBINATION

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

The Span Alaska Acquisition was accounted for as a business combination in accordance with ASC 805, “Business Combination” (“ASC 805”).  The assets acquired and liabilities assumed in the Span Alaska Acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price of $78.6 million recorded as goodwill.  As of December 31, 2016, the purchase price accounting for the Span Alaska Acquisition was considered final.

The Company's Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017, include operating revenue of $15.3 million and $44.1 million (after elimination of intercompany revenue of $9.5 million and $24.0 million), and operating income of $4.6 million and $10.5 million, from Span Alaska’s operations, respectively.  One-time acquisition related costs incurred post December 31, 2016 were not material.

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

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per-share amount)	2017	2016	2017	2016
Pro Forma Combined:
Operating revenue	$543.9	$505.4	$1,530.8	$1,454.9
Net income after income tax expense	$34.1	$26.6	$65.1	$65.3
Basic Earnings Per-Share:	$0.79	$0.62	$1.51	$1.52
Diluted Earnings Per-Share:	$0.79	$0.62	$1.50	$1.50
Weighted-Average Number of Shares Outstanding:
Basic	42.9	42.8	43.0	43.1
Diluted	43.2	43.2	43.3	43.5

******

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

BUSINESS OUTLOOK

Ocean Transportation: The Hawaii economy experienced modest growth in the third quarter 2017; however, the Company’s container volume was 6.4 percent lower year-over-year due primarily to lower construction-related volumes as the construction cycle in Oahu transitions from high-rise projects to the master planned community projects in West Oahu.  The Company expects its full year 2017 Hawaii container volume to be lower than the level achieved in 2016, which benefitted from a 53rd week.

In China, the Company’s container volume in the third quarter 2017 was 11.7 percent higher year-over-year due to stronger demand for Matson’s expedited service and an additional sailing.  The Company continued to realize a sizeable rate premium in the third quarter 2017 and achieved average freight rates moderately higher than the third quarter 2016.

For the remainder of 2017, the Company expects continued strong demand for our highly differentiated expedited service amid a chronically over-supplied international container shipping market.

In Guam, as expected, the Company’s container volume in the third quarter 2017 was lower on a year-over-year basis, the result of competitive losses to a U.S. flagged containership service that increased its service frequency to weekly in December 2016.  For the balance of 2017, the Company expects a continued heightened competitive environment and lower volume.

In Alaska, the Company’s container volume for the third quarter 2017 was 8.2 percent higher year-over-year, primarily the result of a better-than-expected seafood harvest that positively impacted southbound volumes and an additional northbound sailing.  For the full year, the Company expects volume to approximate the level last year (versus the prior view of modestly lower) as a result of stronger southbound volume from a better-than-expected seafood harvest, offset by weaker northbound volume attributable to the ongoing contraction of Alaska’s energy-based economy.

As a result, the Company expects full year 2017 Ocean Transportation operating income to be lower than the $142.7 million achieved in 2016.

Logistics: In the third quarter 2017, operating income for the Company’s Logistics segment included a full quarter of freight forwarding operating results from its acquired Span Alaska business versus approximately two months in the year ago period.  For the full year 2017, the Company continues to expect Logistics operating income to be approximately $20 million, up significantly from the 2016 level of $11.9 million, primarily due to the inclusion of Span Alaska’s freight forwarding business for a full year.

Depreciation and Amortization: For the full year 2017, the Company expects depreciation and amortization expense to be approximately $145 million, inclusive of dry-docking amortization of approximately $46 million, primarily due to the higher levels of maintenance capital and vessel dry-docking expenditures in 2017.

EBITDA: The Company expects full year 2017 EBITDA to be modestly higher than the $290.0 million achieved in 2016.

Interest Expense: The Company expects interest expense for the full year 2017 to be approximately $24 million.

Income Tax Expense: In the third quarter 2017, the Company’s effective tax rate was 38.7 percent.  For the full year 2017, the Company expects its effective tax rate to be approximately 39 percent.

Capital and Vessel Dry-docking Expenditures: In the third quarter 2017, the Company made maintenance capital expenditure payments of $6.2 million, vessel construction expenditures of $126.0 million, and dry-docking payments of $12.1 million.  For the full year 2017, the Company expects to make maintenance capital expenditure payments of approximately $50 million, vessel construction expenditures of approximately $250 million, and dry-docking payments of approximately $50 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended September 30, 2017, compared with 2016:

	Three Months Ended September 30,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$543.9	$500.4	$43.5	8.7%
Operating costs and expenses	(482.1)	(453.7)	(28.4)	6.3%
Operating income	61.8	46.7	15.1	32.3%
Interest expense	(6.2)	(6.0)	(0.2)	3.3%
Income before income taxes	55.6	40.7	14.9	36.6%
Income tax expense	(21.5)	(15.4)	(6.1)	39.6%
Net income	$34.1	$25.3	$8.8	34.8%
Basic earnings per-share	$0.79	$0.59	$0.20	33.9%
Diluted earnings per-share	$0.79	$0.59	$0.20	33.9%

Consolidated results of operations include the operating results of Span Alaska from the date of acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was due to higher average debt borrowings, partially offset by higher capitalized interest.

Income tax expense was $21.5 million or 38.7 percent of income before income taxes for the three months ended September 30, 2017, compared to $15.4 million or 37.8 percent of income before income taxes for the three months ended September 30, 2016.  The increase in the effective income tax rate was primarily due to changes in non-deductible expenses during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Consolidated Results: Nine months ended September 30, 2017, compared with 2016:

	Nine Months Ended September 30,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$1,530.8	$1,422.3	$108.5	7.6%
Operating costs and expenses	(1,406.7)	(1,304.9)	(101.8)	7.8%
Operating income	124.1	117.4	6.7	5.7%
Interest expense	(18.8)	(17.4)	(1.4)	8.0%
Income before income taxes	105.3	100.0	5.3	5.3%
Income tax expense	(40.2)	(38.6)	(1.6)	4.1%
Net income	$65.1	$61.4	$3.7	6.0%
Basic earnings per-share	$1.51	$1.42	$0.09	6.3%
Diluted earnings per-share	$1.50	$1.41	$0.09	6.4%

Consolidated results of operations include the operating results of Span Alaska from the date of acquisition on August 4, 2016.  Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The increase in interest expense during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was due to higher average debt borrowings, partially offset by higher capitalized interest.

Income tax expense was $40.2 million or 38.2 percent of income before income taxes for the nine months ended September 30, 2017, compared to $38.6 million or 38.6 percent of income before income taxes for the nine months ended September 30, 2016.  The decrease in the effective income tax rate was primarily due to the impact of share-based compensation that reduced income tax expense during the nine months ended September 30, 2017, resulting from the adoption of a new accounting standard related to share-based compensation.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended September 30, 2017, compared with 2016:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016	Change
Ocean Transportation revenue	$419.2	$398.0	$21.2	5.3%
Operating costs and expenses	(364.6)	(354.8)	(9.8)	2.8%
Operating income	$54.6	$43.2	$11.4	26.4%
Operating income margin	13.0%	10.9%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	37,900	40,500	(2,600)	(6.4)%
Hawaii automobiles	17,400	17,700	(300)	(1.7)%
Alaska containers	19,800	18,300	1,500	8.2%
China containers	18,200	16,300	1,900	11.7%
Guam containers	4,800	6,200	(1,400)	(22.6)%
Other containers (2)	3,300	2,700	600	22.2%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and in Okinawa, Japan.

Ocean Transportation revenue increased $21.2 million, or 5.3 percent, during the three months ended September 30, 2017, compared with the three months ended September 30, 2016.  This increase was primarily due to higher fuel surcharge revenue, higher average freight rates in China, Hawaii, and Alaska, and higher container volume in Alaska and China, partially offset by lower container volume in Hawaii and Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 6.4 percent primarily due to lower construction-related volume; Alaska volume increased by 8.2 percent primarily attributable to a stronger seafood season and an additional northbound sailing during the third quarter; China volume was 11.7 percent higher due to stronger demand for the Company’s expedited service and an additional sailing during the third quarter; and Guam volume was 22.6 percent lower due to competitive losses.

Ocean Transportation operating income increased $11.4 million, or 26.4 percent, during the three months ended September 30, 2017, compared with the three months ended September 30, 2016.  The increase was primarily due to higher average freight rates and container volume in China, favorable timing of fuel surcharge collections, higher Alaska container volumes, higher freight rates in Hawaii, and a higher contribution from SSAT.  Partially offsetting these favorable year-over-year comparisons were higher terminal handling expenses and lower container volume in Hawaii and Guam.

The Company’s SSAT terminal joint venture investment contributed $7.5 million during the three months ended September 30, 2017, compared to a $3.6 million contribution during the three months ended September 30, 2016.  The increase was primarily attributable to improved lift volume.

Ocean Transportation Operating Results: Nine months ended September 30, 2017, compared with 2016:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Change
Ocean Transportation revenue	$1,181.9	$1,135.0	$46.9	4.1%
Operating costs and expenses	(1,073.8)	(1,024.9)	(48.9)	4.8%
Operating income	$108.1	$110.1	$(2.0)	(1.8)%
Operating income margin	9.1%	9.7%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	112,900	118,700	(5,800)	(4.9)%
Hawaii automobiles	47,700	56,200	(8,500)	(15.1)%
Alaska containers	53,100	52,500	600	1.1%
China containers	50,400	43,400	7,000	16.1%
Guam containers	15,600	18,300	(2,700)	(14.8)%
Other containers (2)	7,900	6,900	1,000	14.5%

(1)

Approximate volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and in Okinawa, Japan.

Ocean Transportation revenue increased $46.9 million, or 4.1 percent, during the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016.  This increase was primarily due to higher fuel surcharge revenue, and higher average freight rates and container volumes in China, partially offset by lower volume in Hawaii and Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 4.9 percent primarily due to the absence of competitive volume gains in the prior year and lower construction-related volumes; Alaska volume increased by 1.1 percent primarily due to higher southbound volume attributable to the stronger seafood season; China volume was 16.1 percent higher due to stronger demand for the Company’s expedited service and additional sailings during the nine-month period; and Guam volume was 14.8 percent lower due to competitive losses.

Ocean Transportation operating income decreased $2.0 million, or 1.8 percent, during the nine months ended September 30, 2017, compared with the nine months ended September 30, 2016.  The decrease was primarily due to lower container volume in Hawaii and Guam and higher terminal handling expenses, partially offset by higher average freight rates and volume in China, favorable timing of fuel surcharge collections, and higher contributions from SSAT.

The Company’s SSAT terminal joint venture investment contributed $19.3 million during the nine months ended September 30, 2017, compared to a $9.2 million contribution in the nine months ended September 30, 2016.  The increase was primarily attributable to improved lift volume.

Logistics Operating Results: Three months ended September 30, 2017, compared with 2016:

	Three Months Ended September 30,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$124.7	$102.4	$22.3	21.8%
Operating costs and expenses (1)	(117.5)	(98.9)	(18.6)	18.8%
Operating income (1)	$7.2	$3.5	$3.7	105.7%
Operating income margin (1)	5.8%	3.4%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $22.3 million, or 21.8 percent, during the three months ended September 30, 2017, compared with the three months ended September 30, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business and higher intermodal volume.

Logistics operating income increased $3.7 million during the three months ended September 30, 2017, compared with the three months ended September 30, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business.

Logistics Operating Results: Nine months ended September 30, 2017, compared with 2016:

	Nine Months Ended September 30,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$348.9	$287.3	$61.6	21.4%
Operating costs and expenses (1)	(332.9)	(280.0)	(52.9)	18.9%
Operating income (1)	$16.0	$7.3	$8.7	119.2%
Operating income margin (1)	4.6%	2.5%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $61.6 million, or 21.4 percent, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business and higher intermodal volume.

Logistics operating income increased $8.7 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business and higher intermodal volume, partially offset by lower intermodal yield.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at September 30, 2017, compared to December 31, 2016 were as follows:

	September 30,	December 31,
(In millions)	2017	2016	Change
Cash and cash equivalents	$24.7	$13.9	$10.8
Accounts receivable, net (1)	$213.9	$189.5	$24.4
CCF - cash on deposit	$—	$31.2	$(31.2)

(1)

As of September 30, 2017 and December 31, 2016, $175.9 million and $174.7 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 6 of the Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of September 30, 2017, the Company had $464.5 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and in Part I, Financial Information of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 were as follows:

	Nine Months Ended September 30,
(In millions)	2017	2016	Change
Net cash provided by operating activities (1)	$147.0	$87.5	$59.5
Net cash used in investing activities (2)	(184.6)	(328.0)	143.4
Net cash used in financing activities (3)	48.4	231.4	(183.0)
Net increase (decrease) in cash and cash equivalents	10.8	(9.1)	19.9
Cash and cash equivalents, beginning of the period	13.9	25.5	(11.6)
Cash and cash equivalents, end of the period	$24.7	$16.4	$8.3

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, were due to the following:

(In millions)	Change
Net income from operations	$3.7
Non-cash deferred income taxes	(2.4)
Equity in income of related party Terminal Joint Venture, net of distributions	3.9
Other non-cash related charges, net	9.0
Deferred dry-docking payments	(1.4)
Accounts receivable, net	(19.5)
Prepaid expenses and other assets	31.4
Accounts payable, accruals and other liabilities	41.7
Other long-term liabilities	(6.9)
Total	$59.5

Deferred dry-docking payments increased during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to an increase in the number of vessels in dry-docking.  Changes in accounts receivable were due to the addition of accounts receivables associated with the Span Alaska Acquisition, and due to the timing of billings and collections.  Changes in prepaid expenses and other assets primarily consist of $23.6 million related to changes in income tax receivables, and $12.3 million related to the timing of vendor deposits for the purchase of containers and equipment, partially offset by the timing of other prepaid expenses.  Changes in accounts payable, accruals and other liabilities were due to the impact of liabilities associated with the acquisitions of Span Alaska and Horizon Lines, Inc. (“Horizon”), and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 were due to the following:

(In millions)	Change
Vessel construction expenditures	$(133.0)
Other capital expenditures	24.0
Proceeds from (payments for) disposal of property and equipment	(2.5)
Cash deposits into the CCF	58.8
Cash withdrawals from the CCF	83.3
Payments for membership interests in Span Alaska, net of cash acquired	112.8
Total	$143.4

Vessel construction expenditures including capitalized interest were $172.2 million during the nine months ended September 30, 2017, compared to $39.2 million during the nine months ended September 30, 2016, related to the construction of four new vessels for the Hawaii service.  Other capital expenditures decreased from $67.3 million during the nine months ended September 30, 2016, to $43.3 million during the nine months ended September 30, 2017.  The decrease was primarily due to higher capital expenditures incurred during 2016 related to the installation of scrubbers on acquired Horizon vessels and other capital expenditures related to the Horizon acquisition.  The Company had net withdrawals of $31.2 million from the CCF for the nine months ended September 30, 2017, compared to net deposits of $110.9 million into the CCF for the nine months ended September 30, 2016.  The increase in withdrawals was related to the timing of progress payments for the construction of four new vessels for the Hawaii service.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016 were due to the following:

(In millions)	Change
Payments of Span Alaska debt	$81.9
Proceeds received from issuance of debt	(200.0)
Repayments of debt and capital leases	(5.8)
Change in borrowings under revolving credit facility, net	(75.0)
Repurchase of Matson common stock	19.4
Change in other payments, net	(3.5)
Total	$(183.0)

The Company received proceeds of $200.0 million from the issuance of debt during the nine months ended September 30, 2016, that was primarily used to repay $81.9 million of debt and other liabilities related to the Span Alaska Acquisition.  Repayments of other debt and capital leases increased to $19.5 million during the nine months ended September 30, 2017, compared to $13.7 million during the nine months ended September 30, 2016, primarily due to the timing of term loan repayments.  During the nine months ended September 30, 2017, net borrowings under the Company’s revolving credit facility was $120.0 million compared to $195.0 million for the nine months ended September 30, 2016.  The decrease in net borrowings from the Company’s revolving credit facility was primarily due to the timing of payments for capital expenditures and other liabilities.  During the nine months ended September 30, 2017, the Company paid $18.4 million in repurchases of Matson common stock compared to $37.8 million during the nine months ended September 30, 2016.

Working Capital: The Company had working capital surplus of $18.5 million at September 30, 2017, compared to a working capital deficiency of $3.4 million at December 31, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and Part I, Note 4 “Debt”, and Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, which are incorporated herein by reference.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OTHER MATTERS

The Company’s third quarter 2017 cash dividend of $0.20 per-share was paid on September 7, 2017 to shareholders of record as of August 3, 2017.  On October 26, 2017, the Company’s Board of Directors declared a cash dividend of $0.20 per-share payable on December 7, 2017 to shareholders of record as of the close of business on November 9, 2017.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  For example, in August 2017, TOTE announced its intent to establish a new domestic shipping service to Hawaii with four new containerships with planned deliveries in 2020 and 2021 and that it had begun conversations to secure the new Kapalama Container Terminal in Honolulu for TOTE, which TOTE also stated was a critical step in making its new service a reality.  In September 2017, the Hawaii Department of Transportation Harbors Division announced that TOTE will be able to operate at Piers 1 and 2 after Pasha moves to the new Kapalama Container Terminal in 2022 and Piers 1 and 2 undergo modernization and infrastructure improvements.  Pasha has stated that it expects the Kapalama Container Terminal to launch between 2022 and 2023.  The Company believes uncertainty exists as to whether TOTE will be able to successfully enter the Hawaii trade on its announced terms.  In addition in 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi-weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan and Busan, South Korea.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchases.

The following is a summary of Matson shares that were repurchased under the Company’s share repurchase program during the three months ended September 30, 2017:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of		as Part of Publicly	Be Purchased
	Shares	Average Price	Announced Plans or	Under the Plans or
Period	Purchased	Paid Per-Share	Programs (1)	Programs
July 1 — 31, 2017	2,000	$28.91	2,000	1,829,988
August 1 — 31, 2017	425,800	$24.52	425,800	1,404,188
September 1 — 30, 2017	252,900	$25.88	252,900	1,151,288
Total	680,700	$25.04	680,700

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

MATSON, INC.
(Registrant)

Date: November 3, 2017	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 3, 2017	/s/ Dale B. Hendler
Dale B. Hendler
Vice President and Controller,
(Principal Accounting Officer)