Form 10-K
period 2017-12-31
Matson, Inc.
filed 2018-02-23
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Number of shares of Common Stock outstanding at February 20, 2018:

42,650,152

Aggregate market value of Common Stock held by non-affiliates at June 30, 2017:

$1,277,726,300

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Documents Incorporated By Reference

The following document is incorporated by reference in Part III of the Annual Report on Form 10-K to the extent described therein: Proxy statement for the annual meeting of shareholders of Matson, Inc. to be held April 26, 2018.

i

ii

MATSON, INC.

FORM 10-K

Annual Report for the Fiscal Year

Ended December 31, 2017

PART I

ITEM 1.  BUSINESS

A.	COMPANY OVERVIEW

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information by segment for the three years ended December 31, 2017, see Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and also provides services to Okinawa, Japan and various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including four facilities which are used by MatNav (“Terminal Joint Venture”).  Matson records its share of income in the Terminal Joint Venture in operating costs in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage Services”); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier (“NVOCC”) freight forwarding and other services.

Recent Acquisitions:

On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska.  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”).  For additional information on Acquisitions, see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below.

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

(1)OCEAN TRANSPORTATION SEGMENT

Ocean Freight Services:

Matson’s Ocean Transportation segment provides the following services:

Ocean Transportation Services:

Hawaii Service: Matson’s Hawaii service provides ocean freight services (lift-on/lift-off, roll-on/roll-off and conventional services) between the ports of Long Beach and Oakland, California; Seattle, Washington; and Honolulu, Hawaii.  Matson also operates a network of inter-island barges that provide connecting services from Honolulu, Hawaii to other major ports on the Hawaiian islands of Kauai, Maui and Hawaii.  Matson is the largest carrier of ocean cargo between the U.S. West Coast and Hawaii.

Westbound cargo carried by Matson to Hawaii includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, building materials, automobiles and household goods.  Matson’s eastbound cargo from Hawaii includes automobiles, household goods, dry containers of mixed commodities and livestock.  The majority of Matson’s Hawaii service revenue is derived from the westbound carriage of containerized freight and automobiles.

Alaska Service:  Matson’s Alaska service provides ocean freight services (lift-on/lift-off and conventional services) between the port of Tacoma, Washington, and the ports of Anchorage, Kodiak and Dutch Harbor in Alaska.  Matson also provides a barge service between Dutch Harbor and Akutan in Alaska, and other transportation services to smaller locations in Alaska.

Matson’s northbound cargo to Alaska includes dry containers of mixed commodities, refrigerated commodities, packaged foods and beverages, retail merchandise, household goods and automobiles.  Matson’s southbound cargo from Alaska primarily consists of household goods, automobiles and seafood.

China Service:  Matson’s expedited China-Long Beach Express (“CLX”) service is part of an integrated service that carries cargo from Long Beach, California to Honolulu, Hawaii, to Guam, and then to Okinawa, Japan.  The vessels continue to the ports of Ningbo and Shanghai in China, where they are loaded with cargo to be discharged primarily in Long Beach, California.  These vessels also carry cargo destined to Hawaii, and originating from the Guam, Micronesia, Japan and China services.    Matson provides container transshipment services between the CLX ports and many locations in Asia including, Hong Kong and Xiamen, China.  Westbound cargo consists mainly of recycled materials, while eastbound cargo consists mainly of garments, footwear and other retail merchandise.

Guam Service:  Matson’s Guam service provides weekly services between the U.S West Coast and Guam, as part of its expedited CLX service.  Matson also provides weekly connecting service from Guam to the Commonwealth of the Northern Mariana Islands.  These services carry cargo similar to the Hawaii service described above.

Micronesia Service:  Matson’s Micronesia service provides services between the U.S. West Coast and the islands of Kwajalein, Ebeye and Majuro in the Republic of the Marshall Islands, the islands of Yap, Pohnpei, Chuuk and Kosrae in the Federated States of Micronesia, and the Republic of Palau.  Cargo destined for these locations is transshipped through Guam and consists of mainly general sustenance cargo.  Commencing in 2018, Matson plans to begin a direct service between Honolulu, Hawaii and the Marshall Islands with a U.S. flagged vessel.

Japan Service:  In September 2017, Matson commenced services to the port of Naha in Okinawa, Japan, as part of its expedited CLX service.  This service carries mainly general sustenance cargo and household goods supporting the U.S. military.

South Pacific Service:  Matson’s South Pacific service provides services carrying general sustenance cargo between Auckland, New Zealand and the South Pacific Islands, including Fiji (Suva and Lautoka), Samoa, American Samoa, the Cook Islands (Rarotonga and Aitutaki), Tonga (Nukualofa and Vava’u), and Niue.  Matson also provides transshipment services to the islands of Tahiti, Vanuatu, Nauru and the Solomon Islands (Honiara).  Additionally, Matson also provides slotting arrangements for the transportation of cargo from major ports on the east coast of Australia to ports in the South Pacific Islands.  Matson’s South Pacific service also distributes and sells domestic bulk fuel to a variety of these islands.

Matson also provides a bi-weekly South Pacific Express (“SPX”) service that connects the U.S. West Coast to the ports in the South Pacific Islands with cargo transshipped from the U.S. West Coast on Matson’s Hawaii and CLX services to a Matson SPX vessel in Honolulu, Hawaii.  The SPX vessel then transports the cargo to the ports in American Samoa and Samoa, with cargo destined for other ports transshipped to Matson’s South Pacific service at the port of Apia, Samoa.  SPX cargo destined for Hawaii or other locations on the U.S. West Coast is shipped to Honolulu, Hawaii, and then transshipped on Matson’ vessels to the U.S. West Coast.

Terminal and Other Related Services:

Matson provides container stevedoring, refrigerated cargo services, inland transportation, container equipment maintenance and other terminal services (collectively “terminal services”) for MatNav at terminals located on the Hawaiian Islands of Oahu, Hawaii, Maui and Kauai; and in the Alaska terminal locations of Anchorage, Kodiak and Dutch Harbor.  Matson also provides terminal services for other ocean carriers at the Alaska terminal locations of Kodiak and Dutch Harbor.

Matson’s Terminal Joint Venture SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast and to MatNav at four of those facilities, which are Long Beach and Oakland, California; and Seattle and Tacoma, Washington.

Matson utilizes the services of other third-party terminal operators at all of the other ports at which its vessels call.

Ship Management Services:

Matson contracts with the U.S. Department of Transportation to provide ship management services to manage and maintain three Ready Reserve Force vessels on behalf of the U.S. Department of Transportation Maritime Administration.

Matson’s Vessel and Equipment Information:

Vessels:

Matson’s fleet includes both owned and chartered vessels.  Matson’s owned vessels represent an investment of approximately $1.4 billion (see Critical Accounting Estimates in Item 7 of Part II below for additional information about vessel costs and net book values).  The majority of Matson’s owned vessels are U.S. flagged vessels, and have been acquired with the assistance of withdrawals from a Capital Construction Fund (“CCF”) established under Section 607 of the Merchant Marine Act of 1936 (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II below for additional information).  Matson’s U.S. flagged vessels operate in the Hawaii, Guam, Japan, China and Alaska services.  Matson’s non-U.S. flagged vessels operate in the Micronesia and South Pacific services.

Active and reserve vessels both owned and chartered by Matson as of December 31, 2017 are as follows:

							Usable Cargo Capacity
					Maximum	Maximum	Containers		Vehicles
	Owned/	Official	Year		Speed	Deadweight		Reefer
Name of Vessels (1)	Chartered	Number	Built	Length	(Knots)	(Long Tons)	TEUs (2)	Slots	Autos
Diesel-Powered
MAUNALEI	Owned	1181627	2006	681’ 1”	22.1	33,771	1,992	328	—
MANULANI	Owned	1168529	2005	712’ 0”	23.0	29,517	2,378	284	—
MAUNAWILI	Owned	1153166	2004	711’ 9”	23.0	29,517	2,378	326	—
MANUKAI	Owned	1141163	2003	711’ 9”	23.0	29,517	2,378	326	—
PAPA MAU (3)	Owned	1559	1999	381’ 5”	14.0	5,364	521	68	—
R.J. PFEIFFER	Owned	979814	1992	713’ 6”	23.0	27,100	2,245	300	—
MATSON KODIAK	Owned	910308	1987	710’ 0”	20.0	37,473	1,668	280	—
MATSON ANCHORAGE	Owned	910306	1987	710’ 0”	20.0	37,473	1,668	280	—
MATSON TACOMA	Owned	910307	1987	710’ 0”	20.0	37,473	1,668	280	—
MOKIHANA	Owned	655397	1983	860’ 2”	23.0	29,484	1,994	354	1,323
MANOA	Owned	651627	1982	860’ 2”	23.0	30,187	2,824	408	—
MAHIMAHI	Owned	653424	1982	860’ 2”	23.0	30,167	2,824	408	—
MANA (3)	Owned	4958	1997	329’ 9”	13.0	4,508	384	60	—
IMUA II (3)	Chartered	9184237	2005	388’ 6”	15.0	8,071	630	90	—
LILOA II (3)	Chartered	9184249	2004	388' 6"	15.0	8,071	630	90	—
SAMOANA (3)	Chartered	9675810	2015	485' 2"	16.5	12,848	1,103	220	—

Steam-Powered
KAUAI	Owned	621042	1980	720’ 5”	22.0	26,308	1,644	276	44
MATSON PRODUCER	Owned	552819	1974	720’ 0”	22.0	38,858	1,680	170	—
MATSONIA	Owned	553090	1973	760’ 0”	21.0	22,501	1,727	258	450
MATSON CONSUMER	Owned	552818	1973	720’ 0”	22.0	38,858	1,690	170	—
LIHUE	Owned	530137	1971	787’ 8”	21.0	38,656	2,018	188	—

Barges
WAIALEALE (4)	Owned	978516	1991	345’ 0”	—	5,621	—	36	230
HALEAKALA (5)	Owned	676972	1984	350’ 0”	—	4,658	335	78	—
COLUMBIA	Chartered	1247426	2013	326’ 6”	—	12,678	500	78	—
ILIULIUK BAY (5)	Chartered	1249384	2013	250’ 0”	—	4,138	178	—	—

(1)	Excludes inactive vessels.
(2)	Twenty-foot Equivalent Units (“TEU”) is a standard measure of cargo volume correlated to a standard 20-foot dry cargo container.
(3)	Except for these five foreign-flagged vessels, all vessels are U.S. flagged and Jones Act qualified vessels.
(4)	Roll-on/roll-off barge.
(5)	Lift-on/lift-off barges equipped with cranes.

Hawaii Fleet Renewal Program:

Matson has a number of owned steamships that are either actively deployed or used as reserve vessels in its Hawaii service.  All of these steamships are near the end of their useful life.  Beginning January 1, 2020, steamships will no longer comply with established U.S. and international emission regulations without substantial modifications.  In order to renew its Hawaii fleet and prepare for the phase-out of these steamships, Matson is constructing four new vessels to be used in the Hawaii service with the following specifications and expected delivery dates:

								Usable Cargo Capacity
						Maximum	Maximum	Containers		Vehicles
	Official	Expected		Type of		Speed	Deadweight		Reefer
Name of Vessels	Number	Delivery Date	Class	Vessel	Length	(Knots)	(Long Tons)	TEUs	Slots	Autos
Dual-fuel Capable
Daniel K. Inouye (1)	1274136	Q3 2018	Aloha Class	Containership	854’ 0”	23.5	50,794	3,220	408	—
Kaimana Hila (1)	1274135	Q1 2019	Aloha Class	Containership	854’ 0”	23.5	53,747	3,220	408	—
Lurline (2)	1274143	Q4 2019	Kanaloa Class	Con-Ro	869’ 5”	23.0	50,981	2,750	432	500
Matsonia (2)	1274123	Q2 2020	Kanaloa Class	Con-Ro	869’ 5”	23.0	50,981	2,750	432	500

(1)	The two new Aloha Class containerships are being constructed by Philly Shipyard, Inc. (“Philly Shipyard”), with dual-fuel, LNG capable engines.
(2)	The two new Kanaloa Class combination container and roll-on/roll-off (“Con-Ro”) vessels are being constructed by General Dynamics NASSCO (“NASSCO”), with dual-fuel, LNG capable engines.

Actual and expected annual contractual construction progress payments based on signed agreements and change orders, excluding owners’ items and capitalized interest are as follows:

	Paid	Progress Payments Outstanding
Contractual Progress Payments (In millions)	2017 and Prior	2018	2019	2020	Total
Two Aloha Class Containerships	$253.8	$138.0	$19.1	$—	$410.9
Two Kanaloa Class Con-Ro Vessels	111.2	251.0	127.8	23.6	513.6
Total	$365.0	$389.0	$146.9	$23.6	$924.5

Upon delivery, the four new vessels will replace the steamships currently deployed in Matson’s Hawaii service.  By the end of 2019, Matson expects to have retired all of its steamships as they will no longer comply, subject to substantial modifications, with environmental regulations that are effective as of January 1, 2020.

When complete, the new Aloha Class containerships and Kanaloa Class Con-Ro vessels are expected to have among the lowest operating cost per TEU of any vessel in the U.S. domestic trades.  The cost efficiencies are expected to be driven by increased vessel utilization and by significantly lower operating costs including fuel consumption, maintenance and repair, and dry-docking costs.  Matson also expects to return to an optimal nine vessel Hawaii fleet deployment.

Hawaii Terminal Expansion and Modernization Program:

Matson is in the process of renovating its terminal facility at Sand Island, Honolulu, Hawaii.  In August 2017, Matson signed a contract for the purchase of three new 65 long-ton capacity cranes and modifications to upgrade three existing cranes at its Sand Island Terminal in Honolulu, Hawaii.  The crane investments are part of a broader terminal expansion and modernization program that Matson is undertaking to prepare its Sand Island terminal facility for the arrival of the four new vessels.  Installation of the three new cranes is expected to be complete by the second quarter in 2019.

Equipment:

As a complement to its fleet of vessels, Matson has a variety of equipment including cranes, containers, and chassis which represents an investment of approximately $0.5 billion as of December 31, 2017.  Matson also leases containers, chassis and other equipment under various operating lease agreements.

Additional information of Matson’s fleet equipment is as follows:

		Approx. %	Approx. %
Fleet Equipment	Total (1)	Owned (1)	Leased (1)
Chassis	22,700	57%	43%
Dry Containers	35,200	82%	18%
Refrigerated Containers	8,500	47%	53%
Specialty Equipment (2)	5,500	89%	11%
Motor Generators	2,100	90%	10%

(1)	Amounts represent approximations of equipment totals and percentage allocations.
(2)	Specialty equipment includes auto frames, flat racks, insulated containers, open top containers, platforms, flat bed trailers and tanks.

Operating Costs:

Major components of Ocean Transportation operating costs are as follows:

Direct Cargo Expense includes terminal handling costs, purchased outside transportation and other related costs.

Vessel Operating Expense includes crew wages and related costs; fuel consumption, pilot, tugs and line related costs; vessel charter expenses and other vessel related expenses.  Matson purchases fuel oil, lubricants and gasoline for its operations; and also pays fuel surcharges to other third party transportation providers.

Operating Overhead includes equipment repair costs, equipment operating lease and repositioning expenses, vessel repair and maintenance costs, dry-docking amortization, insurance, port engineers and other maintenance costs, and other vessel and shoreside related overhead.

Matson’s U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society requirements.  These standards require that our vessels undergo two dry-docking inspections within a five-year period.  The majority of Matson’s U.S. flagged vessels used in the Hawaii service are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program.  The UWILD program allows eligible vessels to meet their intermediate dry-docking requirement with a less costly underwater inspection.

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

Competition:

The following is a summary of major competitors in Matson’s Ocean Transportation service:

Hawaii Service:  Matson’s Hawaii service has one major U.S. flag Jones Act ocean carrier competitor, Pasha Hawaii (“Pasha”), which operates container and roll-on/roll-off services between the ports of Long Beach, Oakland and San Diego, California to Hawaii.  There also are two U.S. flag Jones Act barge operators, Aloha Marine Lines and Sause Brothers, which offer barge service between the Pacific Northwest and Hawaii.

Foreign-flag vessels carrying cargo to Hawaii from non-U.S. locations also provide alternatives for companies shipping to Hawaii.  Other competitors in the Hawaii service include proprietary operators and contract carriers of bulk cargo.  Air freight competition for time-sensitive and perishable cargo exists; however, inroads by such competition in terms of cargo volume are limited by the amount of cargo space available in passenger aircrafts and by the cost of air freight transportation.

Matson vessels are operated on schedules that provide customers, shippers and consignees fixed day-of-the-week sailings from the U.S. West Coast as well as fixed day-of-the-week arrivals in Hawaii.  Matson offers four westbound sailings per week, though this amount may be adjusted according to seasonal demand and market conditions.  One of Matson’s westbound sailings each week continues on to Guam, Japan and China, so the number of eastbound sailings direct from Hawaii to the U.S. Mainland is three per week.  This service is attractive to customers because more frequent sailings permit customers to reduce inventory carrying costs.  Matson also competes by offering a more comprehensive service to customers, including: service to and from the three largest U.S. West Coast ports; the most efficient terminal network on the U.S. West Coast provided by Matson’s Terminal Joint Venture partner SSAT; a dedicated inter-island barge network; an award winning customer service team; and its efficiency and experience in handling cargo of all types.

Alaska Service:  Matson’s Alaska service has one major U.S. flag Jones Act competitor, Totem Ocean Trailer Express, Inc., which operates a roll-on/roll off service between Tacoma, Washington and Anchorage, Alaska.  There are also two U.S flag Jones Act barge operators, Alaska Marine Lines which mainly provides services from Seattle, Washington to the main ports of Anchorage and Dutch Harbor, and other locations in Alaska, and Samson Tug & Barge which mainly serves Western Alaska and other locations.  The barge operators have historically shipped lower value commodities that can accommodate a longer transit time, as well as construction materials and other cargo that are not conducive to movement in containers.    Foreign-flag vessels provide alternatives for companies shipping cargo (mainly seafood) from the Alaska ports of Kodiak and Dutch Harbor.

Matson offers customers twice weekly scheduled services from Tacoma, Washington to Anchorage and Kodiak, Alaska and weekly service to Dutch Harbor, Alaska.  The Company also provides a weekly barge service between Dutch Harbor and Akutan in Alaska. Matson is the only Jones Act containership operator providing service to Kodiak and Dutch Harbor in Alaska, which are the primary loading ports for southbound seafood.   Matson offers dedicated terminal services at the Alaska ports of Anchorage, Kodiak and Dutch Harbor performed by MatNav, and at the port of Tacoma, Washington performed by Matson’s Terminal Joint Venture partner SSAT.

China Service:  Major competitors to Matson’s China service include large international carriers such as Maersk, MSC, APL, CMA CGM, Evergreen, China COSCO, “K” Line, OOCL, Hyundai, SM Line and NYK Line.

Matson competes by offering a fast and reliable service from the ports of Ningbo and Shanghai in China to Long Beach, California, providing fixed day arrivals and next-day cargo availability.  Matson’s service is further differentiated by offering a dedicated marine terminal in Long Beach, California provided by Matson’s Terminal Joint Venture partner SSAT, an off-dock container yard providing fast truck turn times, one-stop intermodal connections, and providing state-of-the-art technology and world-class customer service.  Matson has offices in Hong Kong, Shenzhen, Xiamen, Ningbo and Shanghai, and has contracted with terminal operators in Ningbo and Shanghai.

Guam Service:  Matson’s Guam service has one major competitor, APL, which operates a weekly U.S. flagged container feeder service connecting the U.S. West Coast to Guam and Saipan, via transshipments over Yokohama, Japan and Busan, South Korea.  Waterman operates a roll-on/roll-off service which periodically calls at Guam.  There are also several foreign carriers that call at Guam from foreign origin ports.

Japan Service: Matson’s Japan service competes primarily with APL, which operates a weekly U.S. flagged containership service from the U.S. West Coast to the Port of Naha, Okinawa, Japan.

Micronesia and the South Pacific Services:  Matson’s Micronesia and South Pacific services have competition from a variety of local and international carriers that provide freight services to the area.

Customer Concentration:

Matson serves customers in numerous industries and carries a wide variety of cargo, mitigating its dependence upon any single customer or single type of cargo.  In 2017, 2016 and 2015, the Company’s 10 largest Ocean Transportation customers accounted for approximately 23 percent, 24 percent and 23 percent of the Company’s Ocean Transportation revenue, respectively.  None of these customers accounted for more than 10 percent of Matson’s Ocean Transportation operating revenues.  For additional information on Ocean Transportation revenues for the years ended December 31, 2017, 2016 and 2015, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

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

During the years ended December 31, 2017 and 2016, approximately 72 percent and 71 percent of Matson’s ocean transportation revenues, respectively, came from the Hawaii and Alaska trades that were subject to the Jones Act.  Matson’s Hawaii and Alaska trade routes are included within the non-contiguous Jones Act market.  Hawaii, as an island economy, and Alaska due to its geographical location, are both dependent on ocean transportation.  The Jones Act ensures frequent, reliable, roundtrip service to these locations.  Matson’s vessels operating in these trade routes are Jones Act qualified.

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

The global sulfur emissions cap was reduced to 3.5 percent effective January 1, 2012, and is scheduled to be further reduced to 0.5 percent beginning January 1, 2020.  With respect to North America, the U.S. Environmental Protection Agency (“EPA”) received approval from the International Maritime Organization, in coordination with Environment Canada, to designate all waters, with certain limited exceptions, within 200 nautical miles of U.S. and Canadian coast lines as designated emission control areas (“ECAs”).  Most of Matson’s vessels operate a portion of their voyages in ECAs while Matson’s Alaska vessels operate a substantial portion of their voyages in ECAs.  The North American ECA went into effect on August 1, 2012, limiting the sulfur emissions to 1.0 percent, with scheduled reductions in future years.  Beginning January 1, 2015, maximum sulfur emissions permitted in designated ECA’s were reduced to 0.1 percent.

In December 2017, Matson received an ECA Permit that is effective through December 31, 2019, for three diesel-powered vessels used in the Hawaii service.  Beginning January 1, 2018, the ECA Permit allows for the use of fuel with 0.9 percent or less of sulfur content, with subsequent target reductions in fuel sulfur content to occur in increments of not less that  0.05 percent on a semiannual basis.  The ECA Permit is subject to the development of technologies that monitor main engine performance and promote full power operations on fuels with a sulfur content of less than 0.1 percent.  The Company continues to develop solutions and other operating strategies to comply with the requirements of the ECA Permit for these three vessels.

(2)LOGISTICS SEGMENT

Logistics Services:

Matson’s Logistics segment provides the following services:

Transportation Brokerage Services:  Matson Logistics’ transportation brokerage services provide intermodal rail, highway, and other third-party logistics services for North American customers and international ocean carrier customers, including MatNav.  Matson Logistics is able to reduce transportation costs for its customers through volume purchases of rail, motor carrier and ocean transportation services, augmented by such services as shipment tracking and tracing, and single-vendor invoicing.  Matson Logistics operates customer service centers and has sales offices throughout North America.

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

Warehousing and Distribution Services:  Matson Logistics operates two warehouses in Georgia and two warehouses in Northern California providing warehousing, value-added packaging, and distribution services.

Supply Chain Management and Other Services:  Matson Logistics’ supply chain management provides customers with a variety of logistics services including purchase order management, customs brokerage, LCL and full container load non-vessel operating common carrier (NVOCC) freight forwarding services.

Operating Costs:

Logistics operating costs primarily include the costs of purchased transportation, leased warehouse and other facilities operating costs, salaries and benefits, and other operating overhead.

Competition:

Matson Logistics competes with hundreds of local, regional, national and international companies that provide transportation and third-party logistics services.  The industry is highly fragmented and, therefore, competition varies by geography and areas of service.

Matson Logistics’ transportation brokerage services competes most directly with C.H. Robinson Worldwide, the Hub Group, and other freight brokers and intermodal marketing companies, and asset-invested market leaders such as J.B. Hunt.  Competition is differentiated by the depth, scale and scope of customer relationships; vendor relationships and rates; network capacity; and real-time visibility into the movement of customers’ goods and other technology solutions.  Additionally, while Matson Logistics primarily provides surface transportation brokerage, it also competes to a lesser degree with other forms of transportation for the movement of cargo.

Matson Logistics’ freight forwarding services compete most directly with a variety of freight forwarding companies that operate within Alaska including Carlile, Lynden, American Fast Freight and Alaska Traffic Company.

Customer Concentration:

Matson Logistics serves customers in numerous industries and geographical locations.  In 2017, 2016 and 2015, the Company’s 10 largest logistics customers accounted for approximately 19 percent, 22 percent and 23 percent of Matson’s Logistics revenue, respectively.  None of these customers accounted for more than 10 percent of Matson Logistics’ operating revenues.  For additional information on Logistics revenues for the years ended December 31, 2017, 2016 and 2015, see Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.

Seasonality:

Matson’s Logistics services are generally not significantly impacted by seasonality factors, except for its freight forwarding service to Alaska which is affected by the winter weather, the cyclical nature of the oil, construction and fishing industries, and the seasonal nature of the tourism industry.

C.	EMPLOYEES AND LABOR RELATIONS

Employees:

As of December 31, 2017, Matson and its subsidiaries had 1,947 employees, of which 748 employees were covered by collective bargaining agreements with shoreside and offshore unions.  These numbers do not include billets on vessels discussed below, employees of SSAT, or other non-employees, such as agents, temporary workers and contractors.

Matson’s active fleet employed seagoing personnel in 328 billets at December 31, 2017.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees because seagoing personnel rotate between active sea-duty and time ashore.  Matson’s ship management services also employed personnel in 28 billets at December 31, 2017.

Bargaining Agreements:

Matson and SSAT are members of the Pacific Maritime Association (“PMA”), which on behalf of its members negotiates collective bargaining agreements with the International Longshore and Warehouse Union (“ILWU”) on the U.S. Pacific Coast.  The PMA/ILWU collective bargaining agreements cover substantially all U.S. West Coast longshore labor.  In August 2017, the ILWU agreed to extend its contract with the PMA to July 1, 2022.  Matson also has collective bargaining agreements with other unions that expire at various dates in the future.

Matson’s seagoing employees are represented by unions for both unlicensed and licensed crew members.

Matson also has collective bargaining agreements with these unions that expire at various dates in the future.

Certain collective bargaining agreements expire during 2018.  While Matson believes that it will be able to renegotiate these collective bargaining agreements with its various unions as they expire without any significant impact on its operations, no assurance can be given that such agreements will be reached without slow-downs, strikes, lock-out or other disruptions that may adversely impact Matson’s operations.

Multi-employer Pension and Post-retirement Plans:

Matson contributes to a number of multi-employer pension and post-retirement plans.  Matson has no present intention of withdrawing from, and does not anticipate the termination of any of the multi-employer pension plans that it contributes to except for the ILA-PRSSA pension fund in Puerto Rico from which Horizon withdrew in 2015 (see Notes 11 and 12 to the Consolidated Financial Statements in Item 8 of Part II below for a discussion of withdrawal liabilities under certain multi-employer pension plans).

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

The Company may face new competition by established or start-up shipping operators that enter the Company’s markets.  The entry of a new competitor or the addition of new vessels or capacity by existing competition on any of the Company’s routes could result in a significant increase in available shipping capacity that could have an adverse effect on volumes and rates.  For example, in August 2017, TOTE announced its intent to establish a new domestic shipping service to Hawaii but subsequently announced in January 2018 that its plans are on hold as a result of its Phase 1 technical review of Piers 1 and 2 in Honolulu Harbor.  In addition in December 2016, the Company’s major competitor in the Guam service upgraded its U.S. flagged feeder containership from a bi‑weekly service to a weekly service connecting the U.S. West Coast to Guam and Saipan via transshipments over Yokohama, Japan and Busan, South Korea.  As a result of these and other potential competitor actions, the Company could experience a reduction in profitability.

The loss of or damage to key vendor, agent and customer relationships may adversely affect the Company’s business.

The Company’s businesses are dependent on their relationships with key vendors, agents and customers, and derive a significant portion of their revenues from the Company’s largest customers.  The Company could be adversely affected by any changes in the services provided, or changes to the costs of services provided by key vendors and agents.  Relationships with railroads and shipping companies and agents are important in the Company’s intermodal business as well as in the Guam, Micronesia, Japan and South Pacific services.

The Company’s business also relies on its relationships with the military, freight forwarders, large retailers and consumer goods and automobile manufacturers, as well as other larger customers.  In 2017, the Company’s Ocean Transportation segment’s 10 largest customers accounted for approximately 23 percent of the business’ revenue.  In 2017, the Company’s Logistics segment’s 10 largest customers accounted for approximately 19 percent of the business’ revenue.  The loss of or damage to any of these key relationships may adversely affect the Company’s business and revenue.

An increase in fuel prices, or changes in the Company’s ability to collect fuel surcharges, may adversely affect the Company’s profits.

Fuel is a significant operating expense for the Company’s Ocean Transportation business.  The price and supply of fuel are unpredictable and fluctuate based on events beyond the Company’s control.  Increases in the price of fuel may adversely affect the Company’s results of operations.  Increases in fuel costs also can lead to increases in other expenses, for example: increased energy costs, and the costs of purchased outside transportation services.  In the Company’s Ocean Transportation and Logistics services segments, the Company utilizes fuel related surcharges, although increases in the fuel surcharge may adversely affect the Company’s competitive position and may not correspond exactly with the timing of increases in fuel expense.  Changes in the Company’s ability to collect fuel surcharges also may adversely affect its results of operations.

Work stoppages or other labor disruptions caused by unionized workers of the Company, other workers or their unions in related industries may adversely affect the Company’s operations.

As of December 31, 2017, Matson and its subsidiaries had 1,947 regular employees, of which 748 employees were covered by collective bargaining agreements with unions.  In addition, at December 31, 2016, the active Matson fleet employed seagoing personnel in 328 billets, and vessel management services employed personnel in 28 billets.  Each billet corresponds to a position on a vessel that typically is filled by two or more employees, because seagoing personnel rotate between active sea-duty and time ashore.  Such employees are also subject to collective bargaining agreements.  Furthermore, the Company relies on the services of third-parties including SSAT that employ persons covered by collective bargaining agreements.  For additional information on collective bargaining agreements with unions, see Item1.  C. Employees and Labor Relations of Part I above.

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

In addition, any slow-downs, strikes, lock-outs or other disruptions, including limits to availability of labor through trade union hiring halts could have an adverse impact on Matson’s or SSAT’s operations.

The Company is susceptible to weather, natural disasters and other operating risks.

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

The Company’s vessels and their cargoes are also subject to operating risks such as mechanical failure, collisions and human error. The occurrence of any of these events may result in damage to or loss of vessels or other property, or injury or death of people.  If any of these events were to occur, the Company could be exposed to liability for resulting damages and possible penalties that, pursuant to typical maritime industry policies, it must pay and then seek reimbursement from its insurer.  Affected vessels may also be removed from service and thus would be unavailable for income-generating activity.

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

The Company may face unexpected drydock or repair costs for its vessels.

We routinely engage shipyards to drydock our vessels for regulatory compliance and to provide repair and maintenance.  Vessels may also have to be drydocked or repaired at sea in the event of accidents or other unforeseen damage.  The cost of repairs are difficult to predict with certainty and can be substantial.  Large drydocking and other repair expenses could adversely affect the Company’s results of operations and cash flows.  In addition, the time when a vessel is out of service for maintenance is determined by a number of factors, including regulatory deadlines, market conditions, shipyard availability and customer requirements, and accordingly, the length of time that a vessel may be out of service may be longer than anticipated, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

The Company relies extensively on its information technology systems and third-party service providers including cloud services for accounting, billing, disbursement, cargo booking and tracking, vessel scheduling and stowage, equipment tracking, customer service, banking, payroll and employee communication systems.  The Company also collects, stores and transmits sensitive data, including its proprietary business information and that of its customers, and personally identifiable information of its customers and employees.  Despite our continuous efforts to make investments in our information technology systems and system-wide data security program, the implementation of security measures to protect our data and infrastructure against breaches and other cyber threats, and our use of internal processes and controls designed to protect the security and availability of our systems, our information technology and communication systems may be vulnerable to cybersecurity risks such as computer viruses, hacking, malware, denial of service attacks, cyber terrorism, circumvention of security systems, malfeasance, breaches due to employee error, natural disasters, telecommunications failure, or other catastrophic events at the Company’s facilities, aboard its vessels or at third-party locations.

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

The Company is involved in a terminal joint venture, SSAT (and through SSAT, other joint ventures at U.S. West Coast terminals), and may initiate future joint venture projects.  A joint venture involves certain risks such as:

•	The Company may not have voting control over the joint venture;
•	The Company may not be able to maintain good relationships with its joint venture partner;
•	A joint venture partner at any time may have economic or business interests that are inconsistent with the Company’s;
•

A joint venture partner may fail to fund its share of capital for operations or to fulfill its other commitments, including providing accurate and timely accounting and financial information to the Company;

•

The joint venture may experience operating difficulties and financial losses, which may lead to asset write-downs or impairment charges that could negatively impact the operating results of the joint venture and the Company;

•	The joint venture or venture partner could lose key personnel;
•

A joint venture partner could become bankrupt requiring the Company to assume all risks and capital requirements related to the joint venture project, and the related bankruptcy proceedings could have an adverse impact on the operation of the partnership or joint venture; and

•	Actions of the joint venture may result in reputational harm to the Company.

In addition, the Company relies on the terminal joint venture, SSAT, and SSA for its stevedoring services at the ports of Long Beach and Oakland, California, and Seattle and Tacoma, Washington on the U.S. West Coast.  The Company could be adversely affected by any changes in the services provided, or to the costs of such services provided by the Company’s terminal joint venture, SSAT, and SSA.

The Company is subject to risks associated with conducting business in foreign shipping markets.

Matson’s China, Micronesia, Japan and South Pacific services are subject to risks associated with conducting business in a foreign shipping market, which include:

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

•	Global vessel overcapacity that may lead to decreases in volumes and shipping rates;

•	Not having continued access to existing port facilities;
•	Competition with established and new carriers;
•	Changes in vessel deployment by competitors that impact the Company’s services;
•	Currency exchange rate fluctuations and our ability to manage these fluctuations;
•	Political and economic instability;
•	Protectionist measures including the imposition of tariffs that may affect the Company’s operation of its wholly-owned foreign enterprise; and
•	Challenges caused by cultural differences.

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

The Company’s Shipbuilding Agreements with Philly Shipyard and NASSCO are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600-TEU Aloha Class dual-fuel capable containerships, with expected delivery dates during the third quarter of 2018 and the first quarter of 2019.  On August 25, 2016, MatNav and NASSCO entered into definitive agreements pursuant to which NASSCO will construct two new 3,500-TEU Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels, with expected delivery dates at the end of 2019 and mid-2020.  Failure of any party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.  Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in Korea which prevent one or more significant subcontractors to each of, Philly Shipyard or NASSCO from performing, or (iv) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard, NASSCO, or any of their respective subcontractors.  Significant delays in the delivery of the new vessels could limit our ability to replace aging steamships without substantial modifications, which could also have an adverse impact on our business plans, financial condition and results of operations.

The Company’s terminals in Hawaii and Alaska require modernization.

We have purchased three new gantry cranes and are upgrading three existing cranes as part of a broader project to expand and improve the Company’s Sand Island terminal in Honolulu Harbor.  We have also begun discussions with state and local authorities in Anchorage, Alaska regarding upgrades to those terminal and port facilities.  Regulatory, construction or other delays or cost overruns related to the modernization of the terminals could have an adverse impact on our business plans, financial condition and results of operations.

Heightened security measures, war, actual or threatened terrorist attacks, efforts to combat terrorism and other acts of violence may adversely impact the Company’s operations and profitability.

War, terrorist attacks and other acts of violence may cause consumer confidence and spending to decrease, or may affect the ability or willingness of tourists to travel to Hawaii, Guam or Alaska, thereby adversely affecting those economies and the Company.  Additionally, future terrorist attacks could increase volatility in the U.S. and worldwide financial markets.  Acts of war or terrorism may be directed at the Company’s shipping operations, or may cause the U.S. government to take control of Matson’s vessels for military operation.  Heightened security measures potentially slow the movement and increase the cost of freight through U.S. or foreign ports, across borders or on U.S. or foreign railroads or highways and could adversely affect the Company’s business and results of operations.

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

The Horizon and Span Alaska Acquisitions may expose us to unknown liabilities.

We acquired Horizon subject to all of the liabilities and obligations of its non-Hawaii business, including any remaining liabilities and obligations associated with its Puerto Rico operations, which Horizon ceased during the first quarter of 2015.  Similarly, in August 2016, we acquired Span Alaska subject to all of its liabilities and obligations.  The disposition of these liabilities, and any other obligations that are unknown to the Company, including contingent liabilities, could have an adverse effect on the Company’s financial condition and results of operations.

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

We may be required to record a significant charge to earnings if recorded intangible assets associated with the Horizon and Span Alaska Acquisitions became impaired.

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

Various internal and external factors may have favorable or unfavorable, material or immaterial effects on the Company’s effective income tax rate and, therefore, impact the Company’s net income and earnings per share.  These factors include, but are not limited to changes in tax rates; changes in tax laws including the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “Tax Act”), regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; changes in the evaluation of the Company’s ability to realize deferred tax assets, and changes in uncertain tax positions; changes in accounting principles; changes in current pre-tax income as well as changes in forecasted pre-tax income; changes in the level of CCF deductions, non-deductible expenses, and expenses eligible for tax credits; changes in the mix of earnings among countries with varying tax rates; and acquisitions and changes in the Company’s corporate structure.  These factors may result in periodic revisions to our effective income tax rate, which could affect the Company’s cash flow and results of operations.

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

The shipping industry in general, our business and the operation of our vessels and terminals in particular are affected by extensive and changing safety, environmental protection and other international, national, State and local governmental laws and regulations, including the following: laws pertaining to air emissions; wastewater discharges; the transportation, handling and disposal of solid and hazardous materials, oil and oil-related products, hazardous substances and wastes; the investigation and remediation of contamination; and health, safety and the protection of the environment and natural resources.  For example, our U.S. flagged vessels generally must be maintained “in class” and are subject to periodic inspections by the American Bureau of Shipping or similar classification societies, and must be periodically inspected by, or on behalf of, the United States Coast Guard.  Federal environmental laws and certain State laws require us, as a vessel operator, to comply with numerous environmental regulations and to obtain certificates of financial responsibility and to adopt procedures for oil and hazardous substance spill prevention, response and clean up.

In complying with these laws, we have incurred expenses and may incur future expenses for vessel modifications, changes in operating procedures and undergoing additional oversight inspections.  Changes in enforcement policies for existing requirements and additional laws and regulations adopted in the future could limit our ability to do business or further increase the cost of our doing business.  Our vessels’ operating certificates and licenses are renewed periodically during the required annual surveys of the vessels.  However, there can be no assurance that such certificates and licenses will be renewed, even though Matson maintains extensive programs and policies to ensure such renewal.  Also, in the future, we may have to alter existing equipment, add new equipment, or change operating procedures for our vessels to comply with changes in governmental regulations, safety or other equipment standards to meet our customers’ changing needs.  If any such costs are material, they could adversely affect our financial condition.

We are subject to regulation and liability under environmental laws that could result in substantial fines and penalties that may have a material adverse effect on our results of operations.

The U.S. Act to Prevent Pollution from vessels, which implements the International Maritime Pollution (MARPOL) treaty, and the Oil Pollution Action of 1990 (OPA-90), among many other laws, treaties and regulations, provides for severe civil and criminal penalties related to vessel-generated pollution for incidents in U.S. waters within three nautical miles and in some cases within the 200-mile exclusive economic zone.  The EPA requires vessels to obtain coverage under a general permit and to comply with inspection, monitoring, discharge, recordkeeping and reporting requirements.  Matson’s vessels operate within sulfur emission control areas (SECAs) or emission control areas (ECAs).  If our vessels are not operated in accordance with these requirements, including waivers, permits or record keeping and other reporting requirements, such violations could result in substantial fines or penalties that could have a material adverse effect on our results of operations and our business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Matson leases terminal facilities including office and storage space at the following locations:

Ocean Transportation Services	Terminal Location	Description of Facility	Acreage
Hawaii	Honolulu, Hawaii	Terminal facility	105
	West Oahu, Hawaii	Terminal storage	7
Alaska	Anchorage, Alaska	Terminal facility	38
	Kodiak, Alaska	Terminal facility	6
	Dutch Harbor, Alaska	Terminal facility	18
Guam	Polaris Point, Guam	Terminal storage	30

The Company is currently renewing certain terminal leases which expire during 2018.  The Company expects to be able to renew these leases as they expire on similar terms to those that currently exist within these lease agreements.  The Company’s other primary terminal facilities located at the Ports of Oakland and Long Beach, California, and the Ports of Seattle and Tacoma, Washington are leased by the Company’s Terminal Joint Venture, SSAT.

The Company’s other significant office locations, warehouses and storage facilities are as follows:

Significant Offices, Warehouses and Storage Facilities	Description of Facility	Square Footage
U.S. Office Locations:
Honolulu, Hawaii	Corporate headquarters	16,444
Oakland, California	Office	48,162
Phoenix, Arizona	Office	27,986
Oakbrook Terrace, Illinois	Office	17,004
Concord, California	Office	7,974
Asan, Guam	Office	5,000
Renton, Washington	Office	3,770
Atlanta, Georgia	Office	3,685
Akron, Ohio	Office	3,500
Tacoma, Washington	Office	2,722
Cerritos, California	Office	1,628
Hilo, Hawaii	Office	1,205
Foreign Office Locations:
Shanghai, China	Office	7,240
Auckland, New Zealand	Office	3,832
Ningbo, China	Office	2,103
Hong Kong, China	Office	1,535
Xiamen, China	Office	1,399
Shenzhen, China	Office	1,065
Warehouses and Storage Facility:
Pooler, Georgia	Warehouse	710,844
Oakland, California	Warehouse	400,000
Pooler, Georgia	Warehouse	324,832
Oakland, California	Warehouse	132,000
Tacoma, Washington	Warehouse	80,000
Piti, Guam	Warehouse	62,478
Auburn, Washington	Warehouse	51,250
Anchorage, Alaska	Warehouse	23,680
Anchorage, Alaska	Warehouse	13,954
Fairbanks, Alaska	Warehouse	6,000
Soldotna, Alaska	Warehouse	5,400
Kodiak, Alaska	Warehouse	4,000
Auburn, Washington	Warehouse	2,500
Wasilla, Alaska	Warehouse	2,000
Alameda, California	Storage facility	53,785

ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters: The Company’s Ocean Transportation segment has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General Information: Matson’s common stock is traded on the New York Stock Exchange under the ticker symbol “MATX”.  As of February 20, 2018, there were 2,297 shareholders of record of Matson common stock.  In addition, Cede & Co., which appears as a single record holder, represents the holdings of thousands of beneficial owners of Matson common stock.

Stockholder Return Performance Graph and Other Information:  The following information in this Item 5 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

The cumulative total return listed below assumed an initial investment of $100 and reinvestment of dividends at each fiscal end and measures the performance of this investment as of the last trading day in the month of December for each of the five years ended December 31, 2017.  The graph is a historical representation of past performance only and is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Matson, Inc., the S&P 500 Index,
the S&P Midcap 400 Index, and the S&P Transportation Select Industry Index

$300
$250
$200
$150
$100
$50
$0
12/12
12/13
12/14
12/15
12/16
12/17
$255
$208
$201
$135
Matson, Inc.
S&P 500
S&P Midcap 400
S&P Transportation Select Industry

*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

Trading volume averaged 241,338 shares a day in 2017, compared with 279,852 shares a day in 2016 and 240,996 shares a day in 2015, as reported by the New York Stock Exchange.

The quarterly intra-day high and low sales prices and end of quarter closing prices, as reported by the New York Stock Exchange for each fiscal quarter during 2017 and 2016, were as follows:

	Dividends
	Declared	Market Price
2017	and Paid	High	Low	Close
First Quarter	$0.19	$37.32	$30.00	$31.76
Second Quarter	$0.19	$34.29	$28.07	$30.04
Third Quarter	$0.20	$31.05	$21.63	$28.18
Fourth Quarter	$0.20	$30.63	$26.55	$29.84
2016
First Quarter	$0.18	$43.24	$34.55	$40.17
Second Quarter	$0.18	$39.96	$30.54	$32.29
Third Quarter	$0.19	$43.00	$32.08	$39.88
Fourth Quarter	$0.19	$42.00	$28.79	$35.39

Dividends:  Dividends declared and paid per share of common stock by the Company for each fiscal quarter during 2017 and 2016, were as follows:

	Dividends	Shareholders of
2017	Declared	Record Date	Date Paid
First Quarter	$0.19	February 9, 2017	March 2, 2017
Second Quarter	$0.19	May 11, 2017	June 1, 2017
Third Quarter	$0.20	August 3, 2017	September 7, 2017
Fourth Quarter	$0.20	November 9, 2017	December 7, 2017
2016
First Quarter	$0.18	February 11, 2016	March 3, 2016
Second Quarter	$0.18	May 12, 2016	June 2, 2016
Third Quarter	$0.19	August 4, 2016	September 1, 2016
Fourth Quarter	$0.19	November 10, 2016	December 1, 2016

Matson’s Board of Directors also declared a cash dividend of $0.20 per share for the first quarter 2018, payable on March 1, 2018 to shareholders of record on February 8, 2018.  Although Matson expects to continue paying quarterly cash dividends on its common stock, the declaration and payment of dividends are subject to the discretion of the Board of Directors and will depend upon Matson’s financial condition, results of operations, cash requirements and other factors deemed relevant by the Board of Directors.

Share Repurchases:  On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares can be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  During the quarter ended December 31, 2017, no shares were repurchased, excluding shares withheld for employee taxes upon vesting of share-based awards.  The maximum number of remaining shares that may be purchased under the share repurchase program was 1,151,288 as of December 31, 2017.

Equity Compensation Plan Information:  The following table sets forth, as of December 31, 2017, certain information regarding Matson’s equity compensation plan:

Number of shares
	Number of shares				remaining available for
	to be issued		Weighted-average		future issuance under
	upon exercise of		exercise price of		equity compensation
	outstanding options,		outstanding options,		plans (excluding shares
Plan Category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	920,254	(1)	$21.54	(2)	2,035,964	(3)
Equity compensation plans not approved by shareholders	—		$—		—
Total	920,254		$21.54		2,035,964

(1)

In addition to 234,525 shares subject to outstanding stock option awards, includes 394,838 shares subject to unvested restricted stock unit awards and 290,891 shares subject to unvested Performance Share awards.

(2)	As restricted stock unit and Performance Share awards do not have exercise prices, the weighted average exercise price is computed using only outstanding stock option awards.
(3)	These shares are available for issuance under the Company’s 2016 Incentive Compensation Plan.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative selected financial data of the Company is presented for each of the five years in the periods ended December 31, 2017.  The information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.  All fiscal years include 52 weeks, except for the year ended December 31, 2016 which includes 53 weeks:

(In millions, except shareholders of record and per-share amounts)	2017	2016	2015	2014	2013
Operating Revenue:
Ocean Transportation (1)	$1,571.8	$1,541.1	$1,498.0	$1,278.4	$1,229.4
Logistics (2)	475.1	400.5	386.9	435.8	407.8
Total Operating Revenue	$2,046.9	$1,941.6	$1,884.9	$1,714.2	$1,637.2

Operating and Net Income:
Ocean Transportation (1)(3)	$128.8	$142.7	$187.8	$131.1	$94.3
Logistics (2)	20.6	11.9	8.5	8.9	6.0
Total Operating Income	149.4	154.6	196.3	140.0	100.3
Interest expense	(24.2)	(24.1)	(18.5)	(17.3)	(14.4)
Income before Income Taxes	125.2	130.5	177.8	122.7	85.9
Income taxes (4)	106.8	(49.1)	(74.8)	(51.9)	(32.2)
Net Income	$232.0	$81.4	$103.0	$70.8	$53.7

Identifiable Assets:
Ocean Transportation (5)	$1,937.4	$1,722.2	$1,601.0	$1,313.9	$1,168.6
Logistics	310.1	293.3	68.8	87.9	79.7
Total Assets	$2,247.5	$2,015.5	$1,669.8	$1,401.8	$1,248.3

Capital Expenditure (6):
Ocean Transportation	$305.3	$179.1	$67.5	$27.8	$33.8
Logistics	1.7	0.3	0.3	0.1	1.4
Total Capital Expenditures	$307.0	$179.4	$67.8	$27.9	$35.2

Depreciation and Amortization:
Ocean Transportation	$93.3	$92.6	$81.4	$66.6	$66.4
Logistics	7.9	4.5	2.0	3.1	3.3
	101.2	97.1	83.4	69.7	69.7
Deferred Dry-docking Amortization — Ocean Transportation	46.2	38.9	23.1	21.1	22.0
Total Depreciation and Amortization	$147.4	$136.0	$106.5	$90.8	$91.7

Earnings Per Share in Net Income:
Basic	$5.41	$1.89	$2.37	$1.65	$1.26
Diluted	5.37	1.87	2.34	1.63	1.25

Cash dividends per share declared	$0.78	$0.74	$0.70	$0.66	$0.62

As of December 31:
Total debt obligations — including current portion	$857.1	$738.9	$429.9	$373.6	$286.1
Total Shareholders' equity	$678.2	$494.9	$450.6	$363.8	$338.2
Shareholders of record	2,271	2,341	2,406	2,509	2,607
Shares outstanding	42.5	42.9	43.5	43.2	42.8

(1)	2015 and subsequent selected financial data includes the operations of Horizon acquired as of May 29, 2015.
(2)	2016 and subsequent selected financial data includes the operations of Span Alaska acquired as of August 4, 2016.
(3)

The Ocean Transportation segment includes $28.2 million, $15.8 million, $16.5 million, $6.6 million, and $(2.0) million of equity in income/(loss) from the Company’s Terminal Joint Venture, SSAT, for 2017, 2016, 2015, 2014, and 2013, respectively.

(4)

Income taxes for the year ended December 31, 2017 includes a non-cash income tax benefit of $155.0 million related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Cut and Jobs Act during the year ended December 31, 2017.

(5)

The Ocean Transportation segment includes $93.2 million, $82.4 million, $66.4 million, $64.4 million, and $57.6 million, related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(6)	Excludes expenditures related to Matson’s acquisitions which are classified as payments for acquisitions in Cash Flows used in Investing Activities within the Consolidated Statements of Cash Flows.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Company, from time to time, may make or may have made certain forward-looking statements, whether orally or in writing, such as forecasts and projections of the Company’s future performance or statements of management’s plans and objectives.  These statements are “forward-looking” statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as the Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet websites (including websites of its subsidiaries), and oral statements made by the officers of the Company.  Except for historical information contained in these written or oral communications, such communications contain forward-looking statements.  These include, for example, all references to 2018 or future years.  New risk factors emerge from time to time and it is not possible for the Company to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Accordingly, forward-looking statements cannot be relied upon as a guarantee of future results and involve a number of risks and uncertainties that could cause actual results to differ materially from those projected in the statements, including but not limited to the factors that are described in Part I, Item 1A under the caption of “Risk Factors” of this Form 10-K, which section is incorporated herein by reference.  The Company is not required, and undertakes no obligation, to revise or update forward-looking statements or any factors that may affect actual results, whether as a result of new information, future events, or circumstances occurring after the date of this report.

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

BUSINESS OUTLOOK

The following is the Company’s fourth quarter 2017 discussion and 2018 Outlook:

Ocean Transportation:

Ocean Transportation: The Hawaii economy experienced modest growth in the fourth quarter 2017; however, the Company’s container volume was 11.1 percent lower year-over-year due primarily to an extra week in 2016 and lower construction-related volumes as the construction cycle in Oahu transitions from high-rise projects to the master planned community projects in West Oahu.  The Company expects flat-to-modest volume growth in 2018, reflecting a growing Hawaii economy and stable market share.

In China, the Company’s container volume in the fourth quarter 2017 was 14.3 percent lower year-over-year largely due to an additional week in 2016 as well as volume gains in prior year period related to the Hanjin bankruptcy.  The Company continued to realize a sizeable rate premium in the fourth quarter 2017 and achieved average freight rates moderately higher than the fourth quarter 2016.  For 2018, the Company expects pricing to remain as favorable as 2017 and volume to be modestly lower compared to the levels achieved in 2017.

In Guam, as expected, the Company’s container volume in the fourth quarter 2017 was lower on a year-over-year basis, the result of competitive losses to a U.S. flagged containership service that increased its service frequency to weekly in December 2016.  For 2018, the Company expects a continued heightened competitive environment and lower volume when compared to levels achieved in 2017.

In Alaska, the Company’s container volume for the fourth quarter 2017 was 10.1 percent lower year-over-year, primarily due to volume in the additional week in the prior year.  For the full year 2018, we expect volume to approximate the level in 2017 with modest improvement in northbound volumes, offset by lower southbound seafood-related volume due to a moderation from the very strong seafood harvest levels in 2017.

As a result of the business outlook noted above, the Company expects full year 2018 Ocean Transportation operating income to approximate the level achieved in 2017.  In the first quarter 2018, the Company expects Ocean Transportation operating income will be moderately higher than the level achieved in the first quarter 2017 primarily due to the timing of fuel surcharge collections.

Logistics: In the fourth quarter 2017, operating income for the Company’s Logistics segment was roughly flat compared to the operating income achieved in the prior year period.  For the full year 2018, the Company expects Logistics operating income to increase modestly compared to the level achieved in 2017.  In the first quarter 2018, the Company expects operating income to approximate the level achieved in the first quarter 2017.

Depreciation and Amortization: For the full year 2018, the Company expects depreciation and amortization expense to be approximately $135 million, inclusive of dry-docking amortization of approximately $36 million.

EBITDA: The Company expects full year 2018 EBITDA to be lower than the $296.0 million achieved in 2017.

Interest Expense: The Company expects interest expense for the full year 2018 to be approximately $22 million.

Income Taxes:  The Company’s effective tax rate for the fourth quarter and full year 2017 was -738.7 percent and -85.3 percent, respectively.  The fourth quarter and full year 2017 effective tax rates include the one-time, non-cash adjustment of $155.0 million as a result of the Tax Act.  Excluding this tax adjustment, the effective tax rates for the fourth quarter and full year 2017 would have been 40.2 percent and 38.5 percent, respectively.  For the full year 2018, the Company expects its effective tax rate to be approximately 28 percent, which is based on the Company’s initial analysis of the Tax Act and is subject to change based on guidance issued by the Internal Revenue Service and the U.S. Department of the Treasury as well as clarifications of state tax law.

Capital and Vessel Dry-docking Expenditures: For the full year 2017, the Company made maintenance capital expenditure payments of $55.0 million, capitalized vessel construction expenditures of $252.0 million, and dry-docking payments of $54.6 million.  For the full year 2018, the Company expects to make maintenance capital expenditure payments of approximately $68 million, vessel construction expenditures (inclusive of capitalized interest and owner’s items) of approximately $436 million, and dry-docking payments of approximately $18 million.

CONSOLIDATED RESULTS OF OPERATIONS

The following analysis of the financial condition and results of operations of Matson should be read in conjunction with the Consolidated Financial Statements in Item 8 of Part II below.

Consolidated Results: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions, except per-share amounts)	2017	2016	Change
Operating revenue	$2,046.9	$1,941.6	$105.3	5.4%
Operating costs and expenses	(1,897.5)	(1,787.0)	(110.5)	6.2%
Operating income	149.4	154.6	(5.2)	(3.4)%
Interest expense	(24.2)	(24.1)	(0.1)	0.4%
Income before income taxes	125.2	130.5	(5.3)	(4.1)%
Income taxes	106.8	(49.1)	155.9	(317.5)%
Net income	$232.0	$81.4	$150.6	185.0%
Basic earnings per-share	$5.41	$1.89	$3.52	186.2%
Diluted earnings per-share	$5.37	$1.87	$3.50	187.2%

Fiscal Year:  Fiscal years ended December 31, 2017 and 2016 include 52 weeks and 53 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2017 increased $105.3 million, or 5.4 percent, compared to the prior year due to increases of $30.7 million and $74.6 million in Ocean Transportation and Logistics revenues, respectively.

Operating Costs and Expenses for the year ended December 31, 2017 increased $110.5 million, or 6.2 percent, compared to the prior year.  The increase was due to an increase of $44.6 million and $65.9 million in operating costs and expenses for Ocean Transportation and Logistics, respectively.

Operating Income during the year ended December 31, 2017 decreased $5.2 million, or 3.4 percent, compared to the prior year.  The decrease was due to a decrease of $13.9 million for Ocean Transportation, partially offset by an increase of $8.7 million for Logistics in operating income.

The reasons for changes in operating revenue, operating costs and expenses, and operating income are described below, by business segment, in the Analysis of Operating Revenue and Income by Segment.

Interest Expense  during the year ended December 31, 2017 was $24.2 million compared to $24.1 million for the year ended December 31, 2016.  The increase in interest expense was due to higher borrowings as a result of recent acquisitions and vessel construction payments, offset by higher capitalized interest.

Income Taxes during the year ended December 31, 2017 was a non-cash income tax benefit of $106.8 million, or 85.3 percent of income before income taxes, as compared to income tax expense of $49.1 million, or 37.6 percent of income before income taxes in the prior year.  The non-cash income tax benefit includes the benefit of $155.0 million related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Cuts and Jobs Act (the “Tax Act”) as of December 31, 2017.  Excluding the impact of the Tax Act, adjusted income tax expense would have been $48.2 million, or 38.5 percent of income before income taxes.  The adjusted 2017 income tax rate would have been higher than the 2016 income tax rate as that 2016 income tax rate was favorably impacted by the release of unrecognized tax benefit reserves during 2016.

Net Income during the year ended December 31, 2017 increased $150.6 million, or 185.0 percent compared to the prior year.

Consolidated Results: 2016 compared with 2015:

	Years Ended December 31,
(Dollars in millions, except per-share amounts)	2016	2015	Change
Operating revenue	$1,941.6	$1,884.9	$56.7	3.0%
Operating costs and expenses	(1,787.0)	(1,688.6)	(98.4)	5.8%
Operating income	154.6	196.3	(41.7)	(21.2)%
Interest expense	(24.1)	(18.5)	(5.6)	30.3%
Income before income taxes	130.5	177.8	(47.3)	(26.6)%
Income taxes	(49.1)	(74.8)	25.7	(34.4)%
Net income	$81.4	$103.0	$(21.6)	(21.0)%
Basic earnings per-share	$1.89	$2.37	$(0.48)	(20.3)%
Diluted earnings per-share	$1.87	$2.34	$(0.47)	(20.1)%

Fiscal Year:  Fiscal year ended December 31, 2016 and 2015 include 53 weeks and 52 weeks, respectively.

Consolidated Operating Revenue for the year ended December 31, 2016 increased $56.7 million, or 3.0 percent, compared to the prior year due to increases of $43.1 million and $13.6 million in Ocean Transportation and Logistics revenues, respectively.

Operating Costs and Expenses for the year ended December 31, 2016 increased $98.4 million, or 5.8 percent, compared to the prior year.  The increase was due to an increase of $88.2 million and $10.2 million in operating costs and expenses for Ocean Transportation and Logistics, respectively.

Operating Income during the year ended December 31, 2016 decreased $41.7 million, or 21.2 percent, compared to the prior year.  The decrease was due to a decrease of $45.1 million for Ocean Transportation, partially offset by an increase of $3.4 million for Logistics in operating income.

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

Income Taxes during the year ended December 31, 2016 was $49.1 million, or 37.6 percent of income before income taxes, as compared to $74.8 million, or 42.1 percent of income before income taxes in the prior year.  The decrease in the income tax rate was primarily due to deferred tax charges recorded in 2015 that did not reoccur in 2016.  In addition, the 2016 income tax rate was favorably impacted by the release of unrecognized tax benefit reserves.

Net Income during the year ended December 31, 2016 decreased $21.6 million, or 21.0 percent compared to the prior year.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Additional detailed information related to the operations and financial performance of the Company’s Reportable Segments is included in Part II Item 6 and Note 3 to the Consolidated Financial Statements in Item 8 of Part II below.  The following information should be read in relation to the information contained in those sections.

Ocean Transportation: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions)	2017	2016 (3)	Change
Ocean Transportation revenue	$1,571.8	$1,541.1	$30.7	2.0%
Operating costs and expenses	(1,443.0)	(1,398.4)	(44.6)	3.2%
Operating income	$128.8	$142.7	$(13.9)	(9.7)%
Operating income margin	8.2%	9.3%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	149,800	160,200	(10,400)	(6.5)%
Hawaii automobiles	67,000	75,200	(8,200)	(10.9)%
Alaska containers	67,400	68,400	(1,000)	(1.5)%
China containers	66,000	61,600	4,400	7.1%
Guam containers	20,300	24,800	(4,500)	(18.1)%
Other containers (2)	11,700	10,500	1,200	11.4%

(1)

Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages in transit at the end of each reporting period.

(2)	Includes containers from services in various islands in Micronesia and the South Pacific, and in Okinawa, Japan
(3)	2016 includes the benefit of a 53rd week.

Ocean Transportation revenue increased $30.7 million, or 2.0 percent, during the year ended December 31, 2017, compared with the year ended December 31, 2016.  This increase was primarily due to higher fuel surcharge revenue and higher average freight rates in China, partially offset by lower construction-related volume, one less week and the absence of competitive volume gains in Hawaii and lower volume in Guam due to competitive losses and one less week.

On a year-over-year FEU basis, Hawaii container volume decreased by 6.5 percent primarily due to lower construction-related volume, one less week, and the absence of competitive volume gains in the prior year; Alaska volume decreased by 1.5 percent primarily due to one less week, partially offset by higher southbound volume attributable to the stronger seafood season; China volume was 7.1 percent higher due to stronger demand for the Company’s expedited service and additional sailings during the year; and Guam volume was 18.1 percent lower due to competitive losses and one less week.

Ocean Transportation operating income decreased $13.9 million, or 9.7 percent, during the year ended December 31, 2017, compared with the year ended December 31, 2016.  This decrease was primarily due to lower volumes in Hawaii, higher terminal handling costs and lower volume in Guam, partially offset by higher average freight rates in China, a higher contribution from SSAT, and favorable timing of fuel surcharge collections.

The Company’s SSAT terminal joint venture investment contributed $28.2 million during the year ended December 31, 2017, compared to a $15.8 million contribution in the year ended December 31, 2016.  The increase was primarily attributable to improved lift volume.

Ocean Transportation: 2016 compared with 2015:

	Years Ended December 31,
(Dollars in millions)	2016 (4)	2015	Change
Ocean Transportation revenue	$1,541.1	$1,498.0	$43.1	2.9%
Operating costs and expenses	(1,398.4)	(1,310.2)	(88.2)	6.7%
Operating income	$142.7	$187.8	$(45.1)	(24.0)%
Operating income margin	9.3%	12.5%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	160,200	159,200	1,000	0.6%
Hawaii automobiles	75,200	70,000	5,200	7.4%
Alaska containers (2)	68,400	42,500	25,900	60.9%
China containers	61,600	62,700	(1,100)	(1.8)%
Guam containers	24,800	25,500	(700)	(2.7)%
Other containers (3)	10,500	8,600	1,900	22.1%

(1)

Approximate container volumes included for the period are based on the voyage departure date, but revenue and operating income are adjusted to reflect the percentage of revenue and operating income earned during the reporting period for voyages that straddle the beginning or end of each reporting period.

(2)	Alaska container volumes represent operations from May 29, 2015.
(3)	Includes containers from services in various islands in Micronesia and the South Pacific.
(4)	2016 includes the benefit of a 53rd week.

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

Ocean Transportation operating income decreased $45.1 million, or 24.0 percent, during the year ended December 31, 2016 compared with the year ended December 31, 2015.  The decrease was primarily due to lower freight rates in the Company’s China service, higher vessel operating expenses related to the deployment of additional vessels in the Hawaii trade in the first half of 2016, unfavorable timing of fuel surcharge collections, higher terminal handling expenses, and higher vessel dry-docking amortization.  Partially offsetting these unfavorable items were the absence of general and administrative expenses related to the Horizon Acquisition and costs related to the Molasses Settlement, and container yield improvements in Hawaii.

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

Logistics: 2017 compared with 2016:

	Years Ended December 31,
(Dollars in millions)	2017	2016	Change
Logistics Revenue (1)	$475.1	$400.5	$74.6	18.6%
Operating costs and expenses (1)	(454.5)	(388.6)	(65.9)	17.0%
Operating income (1)	$20.6	$11.9	$8.7	73.1%
Operating income margin (1)	4.3%	3.0%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

Logistics revenue increased $74.6 million, or 18.6 percent, during the year ended December 31, 2017, compared to the year ended December 31, 2016.  This increase was primarily due to the inclusion of freight forwarding revenue from the acquired Span Alaska business, higher intermodal volumes, and higher fuel surcharge revenue.

Logistics operating income increased $8.7 million during the year ended December 31, 2017, compared to the year ended December 31, 2016.  The increase was primarily due to the inclusion of freight forwarding operating results attributable to the acquired Span Alaska business, partially offset by lower intermodal yield.

Logistics: 2016 compared with 2015:

	Years Ended December 31,
(Dollars in millions)	2016	2015	Change
Logistics Revenue (1)	$400.5	$386.9	$13.6	3.5%
Operating costs and expenses (1)	(388.6)	(378.4)	(10.2)	2.7%
Operating income (1)	$11.9	$8.5	$3.4	40.0%
Operating income margin (1)	3.0%	2.2%

(1)	Logistics operating results include Span Alaska operating results from the date of acquisition on August 4, 2016.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity:  Sources of liquidity available to the Company at December 31, 2017 compared to December 31, 2016, were as follows:

	Year Ended December 31,
(In millions)	2017	2016	Change
Cash and cash equivalents	$19.8	$13.9	$5.9
Accounts receivable, net (1)	$194.6	$189.5	$5.1
CCF - cash on deposit (2)	$0.9	$31.2	$(30.3)

(1)	Eligible accounts receivable of $134.8 million and $174.7 million at December 31, 2017 and 2016, respectively, were assigned to the CCF.
(2)

The decrease in cash on deposit in the CCF deposits relates to withdrawals from the CCF used for vessel construction progress payments (see Note 7 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about CCF).

Revolving Credit Facility:  As of December 31, 2017, the Company had $294.7 million of available borrowing under the revolving credit facility (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about debt).

Changes in the Cash and Cash Equivalents:  Significant changes in the Company’s cash and cash equivalents for the year ended December 31, 2017 compared to December 31, 2016 were as follows:

	As of December 31,
(In millions)	2017	2016	2015	2017-2016	2016-2015
Net cash provided by operating activities (1)	$224.9	$157.8	$245.3	$67.1	$(87.5)
Net cash used in investing activities (2)	(276.9)	(320.7)	(63.8)	43.8	(256.9)
Net cash provided by (used in) financing activities (3)	57.9	151.3	(449.4)	(93.4)	600.7
Net increase (decrease) in cash and cash equivalents	5.9	(11.6)	(267.9)	17.5	256.3
Cash and cash equivalents, beginning of the year	13.9	25.5	293.4	(11.6)	(267.9)
Cash and cash equivalents, end of the year	$19.8	$13.9	$25.5	$5.9	$(11.6)

(1)	Changes in Net Cash Provided by Operating Activities:

Changes in net cash provided by operating activities for the year ended December 31, 2017 compared to the prior year were due to the following:

	Change
(In millions)	2017-2016	2016-2015
Net income from operations	$150.6	$(21.6)
Non-cash deferred income taxes	(153.6)	(26.0)
Equity in income of Terminal Joint Venture, net of distributions	5.1	(13.3)
Other non-cash related charges, net	11.5	28.4
Deferred dry-docking payments	4.6	(33.5)
Accounts receivable, net	(19.5)	0.9
Prepaid expenses and other assets	28.0	(0.4)
Accounts payable, accruals and other liabilities	18.3	11.5
Other long-term liabilities	22.1	(33.5)
Total	$67.1	$(87.5)

The change in deferred income taxes is primarily related to the remeasurement of the Company’s deferred assets and liabilities, and other discrete tax adjustments resulting from applying the Tax Act as of December 31, 2017.  Equity in income of Terminal Joint Venture increased primarily due to $17.5 million of distributions received from SSAT during the year ended December 31, 2017, compared to no distributions received in the prior year.  Decrease in deferred dry-docking payments was due to fewer dry-docking activities during the year ended December 31, 2017, compared to the prior year.  Changes in accounts receivable are due to amount of billing and the timing of collections as of December 31, 2017, compared to the prior year.  Changes in prepaid expenses and other assets are due to the timing of prepaid income taxes, changes in the amount of prepaid fuel and changes in other prepaid amounts as at December 31, 2017, compared to the prior year.  Changes in accounts payable, accruals and other liabilities for the year ended December 31, 2017, compared to the prior year are due to the impact of liabilities associated with the Horizon and Span Alaska acquisitions, and the timing of payments associated with those and other liabilities.

(2)	Changes in Net Cash Used in Investing Activities:

Changes in net cash used in investing activities for the year ended December 31, 2017, compared to the prior year were due to the following:

	Change
(In millions)	2017-2016	2016-2015
Capitalized vessel construction expenditures	$(157.5)	$(73.2)
Other capital expenditures	29.9	(38.4)
Proceeds from disposal of property and equipment, net	(2.7)	(3.0)
Cash deposits into, and withdrawals from the CCF, net	61.5	(58.7)
Payments for membership interests in Span Alaska, net of cash acquired	112.6	(112.6)
Payments for Horizon's common stock, net of cash acquired, and other acquisitions	—	29.0
Total	$43.8	$(256.9)

The increase in capitalized vessel construction expenditures including the net of cash deposited into the CCF less cash withdrawals from the CCF which are used for vessel construction related payments, is due to the timing of payments related to the construction of four new vessels during the year ended December 31, 2017, compared to the prior year.  Other capital expenditures (excluding capitalized vessel construction expenditures) decreased from $84.9 million in 2016, compared to $55.0 million in 2017.  The decrease was primarily due to lower levels of capital expenditures required during the year ended December 31, 2017, compared to the prior year.

There were no acquisition related payments during the year ended December 31, 2017.  During the year ended December 31, 2016, the Company paid $112.6 million related to the acquisition of Span Alaska, compared to $29.0 million paid during the year ended December 31, 2015 related to the Horizon Acquisition and other acquisitions (see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

(3)	Changes Net Cash Provided by (Used in) Financing Activities:

Changes in net cash provided by (used in) financing activities for the year ended December 31, 2017, compared to the prior year were due to the following:

	Change
(In millions)	2017-2016	2016-2015
Payments of Horizon debt and redemption of warrants, net	$—	$466.0
Payments of Span Alaska debt	81.9	(81.9)
Proceeds received from issuance of debt	(275.0)	200.0
Repayments of debt and capital leases	(9.6)	(0.2)
Change in borrowings under revolving credit facility, net	95.0	55.0
Repurchase of Matson common stock	18.7	(33.1)
Change in other payments, net	(4.4)	(5.1)
Total	$(93.4)	$600.7

There was no payment of acquisition related debt during the year ended December 31, 2017.  During the year ended December 31, 2016, the Company repaid all of Span Alaska’s outstanding debt of $81.9 million, and during the year ended December 31, 2015, the Company repaid all of Horizon’s outstanding debt and redeemed the warrants of $466.0 million related to the Horizon Acquisition (see Note 18 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on the Company’s acquisitions).

During the year ended December 31, 2017, the Company’s debt borrowings increased by $118.2 million, compared to the prior year.  The increase in debt borrowing is primarily related to the construction of four new vessels, and to fund other capital expenditure and dry-docking expenditures.  During the year ended December 31, 2017, the Company repurchased $19.3 million of Matson stock compared to $38.0 million of Matson stock repurchased during the prior year.

Working Capital:  The Company had negative working capital of $20.3 million at December 31, 2017 compared to negative working capital of $3.4 million at December 31, 2016.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations:

At December 31, 2017, the Company had the following estimated contractual obligations:

	Payment Due By Period
Contractual Obligations (in millions)	2018	2019-2020	2021-2022	Thereafter	Total
Construction of vessels obligations (1)	$389.0	$170.5	$—	$—	$559.5
Total debt obligations (2)	30.8	90.5	319.1	416.7	857.1
Estimated interest on debt (3)	30.7	56.7	46.0	83.3	216.7
Purchase obligations and other capital expenditure obligations (4)	15.9	—	—	—	15.9
Qualified defined benefit pension obligations (5)	12.7	26.4	27.7	73.3	140.1
Non-qualified pension obligations (6)	1.8	0.7	0.3	2.5	5.3
Post-retirement benefit obligations (7)	1.2	2.4	2.4	7.0	13.0
Multi-employer withdrawal obligation (8)	4.1	8.2	8.2	72.1	92.6
Operating lease obligations (9)	57.1	84.0	42.0	44.5	227.6
Total	$543.3	$439.4	$445.7	$699.4	$2,127.8

(1)	Construction of vessels obligations represents contractual agreements entered into for the construction of four new vessels.

(2)

Total debt obligations include principal repayments of outstanding debt and capital leases (see Note 8 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about debt).

(3)

Estimated interest on debt is determined based on: (i) the stated interest rate for fixed debt, and (ii) the estimated variable interest on revolving credit facility assuming the balance at December 31, 2017 remains outstanding until maturity.

(4)

Purchase obligations and other capital expenditure obligations include: (i) non-cancellable contractual capital project obligations (excluding construction of vessels obligations shown in (1) above); and (ii) other dry-docking related obligations.  Amounts are considered obligations if a contract has been agreed to specifying significant terms of the contract.  Any amounts reflected in the consolidated balance sheets as accounts payable, accruals and other liabilities are excluded from the table above.

(5)

Qualified defined benefit pension benefit obligations include estimated payments for the next ten years.  The $73.3 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2023 through 2027 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s qualified defined benefit pension plans).

(6)

Non-qualified pension obligations include estimated payments to executives and directors under the Company’s four non-qualified plans for the next ten years.  The $2.5 million noted in the column labeled “Thereafter” comprises estimated benefit payments for 2023 through 2027 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s non-qualified pension plans).

(7)

Post-retirement benefit obligations include estimated payments to medical service providers in connection with providing benefits to the Company’s employees and retirees for the next ten years.  The $7.0 million noted in the column labeled “Thereafter” comprises estimated post-retirement benefit payments for 2023 through 2027 (see Note 11 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s post-retirement benefit obligations).

(8)

Multi-employer withdrawal obligation relates to the discounted liability associated with Horizon’s mass withdrawal from Puerto Rico’s multi-employer ILA-PRSSA (see Note 12 to the Consolidated Financial Statements in Item 8 of Part II below, for additional information about the Company’s multi-employer withdrawal liability).

(9)

Operating lease obligations primarily consist of land, office and terminal facilities; vessels, containers and equipment under non-cancellable; and long-term lease arrangements that do not transfer the rights and risks of ownership to the Company (see Note 9 to the Consolidated Financial Statements in Item 8 of Part II below for additional information about the Company’s leases).

Estimated timing and amount of payments related to unrecognized tax position liabilities of $15.9 million as of December 31, 2017 are excluded from the table due to the uncertainty of such timing and payments, if any.

Commitments, Contingencies and Off-Balance Sheet Arrangements:

Capital spending and Vessel Dry-docking:  For the full year 2018, the Company expects to make maintenance capital expenditures of approximately $68 million, vessel construction expenditures (inclusive of capitalized interest and owner’s items) of approximately $436 million, and deferred dry-docking payments of approximately $18 million.

A description of other commitments and contingencies (including benefit plan withdrawal obligations for multi-employer pension plans in which the Company is a participant) is set forth in Note 17 to the Consolidated Financial Statements in Item 8 of Part II below, and is incorporated herein by reference.

The Company is not party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results in operations or cash flows that are material.

CRITICAL ACCOUNTING ESTIMATES

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements in Item 8 of Part II below.  The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America, upon which the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations is based, requires that management exercise judgment when making estimates and assumptions about future events that may affect the amounts reported in the Consolidated Financial Statements and accompanying notes.  Future events and their effects cannot be determined with certainty and actual results will, inevitably, differ from those critical accounting estimates.  These differences could be material.

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

Business Combinations:  The Company accounts for acquired businesses when it obtains control of the business using the acquisition method of accounting.  Assets acquired and liabilities assumed are recorded based upon the estimated fair value as of the acquisition date.  Estimated fair values are generally determined using a market-based income approach which determines the estimated price that would be paid by a third party market participant based upon the highest and best use of the assets acquired or liabilities assumed.  The determination of the fair value of assets acquired and liabilities assumed requires significant judgment and estimates.  In making such judgments and estimates, the Company utilizes inputs from various independent third-party valuation specialists, industry experts and other sources.  Any excess of the purchase price over the estimated fair values of the net assets acquired and liabilities assumed is recorded as goodwill.  Acquisition-related expenses and related restructuring costs are expensed as incurred.  During 2016 and 2015, the Company acquired the businesses of Span Alaska and Horizon, respectively.  See Note 18 to the Consolidated Financial Statements included in Item 8 of Part II below for additional information related to the Company’s acquisition of Horizon and Span Alaska.

Impairment of Terminal Joint Venture Investments:  The Company’s investment in its Terminal Joint Venture, SSAT, is reviewed for impairment annually and whenever there is evidence that fair value may be below carrying cost.  An investment is written down to fair value if fair value is below carrying cost and the impairment is other-than-temporary.  In evaluating the fair value of an investment and whether any identified impairment is other-than-temporary, significant estimates and considerable judgments are involved.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions in general, as well as the Terminal Joint Venture’s current and future plans.  These fair value calculations are highly subjective because they require management to make assumptions and apply judgments to estimates regarding the timing and amount of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates based on the perceived risks, among others.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the Terminal Joint Venture, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  Changes in these and other assumptions could affect the projected operational results and fair value of the Terminal Joint Venture SSAT, and accordingly, may require valuation adjustments to the Company’s investment that may materially impact the Company’s financial condition or its future operating results.

The Company has evaluated its investment in its Terminal Joint Venture for impairment and no impairment charges were recorded for the years ended December 31, 2017, 2016, and 2015.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, intangible assets and goodwill for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  The Company has reporting units within the Ocean Transportation and Logistics reportable segments.  Long-lived assets and finite-lived intangible assets are grouped at the lowest level reporting unit for which identifiable cash flows are available.

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

No impairment charges were recorded for the years ended December 31, 2017, and 2016.  During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels from its recorded net book value to its estimated fair value of zero.  The impairment expense is included in operating costs in the Consolidated Statements of Income and Comprehensive Income.  No impairment charges for finite-lived intangible assets were recorded for the years ended December 31, 2017, 2016 and 2015.

Additional information about Matson’s vessels included in property and equipment as of December 31, 2017 is as follows:

Vessel Name (in millions)	Purchase Date	Cost	Accumulated Depreciation	Net Book Value
MAUNALEI	September 2006	$160.6	$57.3	$103.3
MANULANI	June 2005	154.0	61.3	92.7
MAUNAWILI	September 2004	105.3	43.7	61.6
MANUKAI	September 2003	108.5	48.3	60.2
MATSON KODIAK	May 2015	53.0	11.3	41.7
MATSON ANCHORAGE	May 2015	49.9	10.2	39.7
MATSON TACOMA	May 2015	49.7	10.7	39.0
R.J. PFEIFFER	August 1992	167.2	130.3	36.9
MOKIHANA	January 1996	104.6	82.6	22.0
MANOA	January 1996	70.9	56.7	14.2
MAHIMAHI	January 1996	65.7	53.9	11.8
KAUAI	September 1980	93.9	86.7	7.2
OTHER VESSELS (1)		250.3	240.2	10.1
Total		$1,433.6	$893.2	$540.4

(1)	Includes active and inactive vessels with an individual net book value of less than $5.0 million.

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

The Company has evaluated its goodwill and indefinite-life intangible assets for impairment and determined that the fair value of each reporting unit exceeds book value.  No impairment charges were recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred Dry-docking Costs:    U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society rules.  These standards require U.S flagged vessels to undergo two dry-docking inspections within a five-year period, with a maximum of 36 months between them.  However, U.S. flagged vessels that are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program, are allowed to have their Intermediate Survey dry-docking requirement met with a less costly underwater inspection.  Non-U.S. flag vessels are required to meet applicable classification society rules and their own Port State standards for seaworthiness, which also mandate vessels to undergo two dry-docking inspections every five years.

The Company is responsible for maintaining its vessels in compliance with U.S. and international standards.  As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulatory scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Amortized amounts are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.

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

The Company recorded a valuation allowance against deferred tax assets related to accumulated operating losses of a foreign subsidiary and various state net operating losses of $13.0 million at December 31, 2017, that the Company determined may not be realized in future periods.

The calculation of deferred tax assets and liabilities may be impacted by various factors including but not limited to changes in tax rates; changes in tax laws, regulations, and rulings; changes in interpretations of existing tax laws, regulations and rulings; and changes in the evaluation of the Company’s ability to realize deferred tax assets including operating loss and tax credit carryforwards.  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act includes numerous changes in existing tax law, including a reduction in the federal corporate income tax rate from 35% to 21%.  The rate reduction and other changes take effect on January 1, 2018.  Other changes such as remeasurement of deferred tax assets and liabilities are effective as of the fourth quarter of 2017.

Also, on December 22, 2017, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $155.0 million related to the remeasurement and other discrete adjustments to the Company’s deferred tax assets and liabilities during the year ended December 31, 2017.  The net tax benefit is based on information and interpretations of the Tax Act that are currently available.  However, such amounts may be subject to revision pending further clarification and interpretations of the Tax Act.  The Company will continue to assess the impact of the Tax Act and any related interpretations, when issued, on the Company’s income tax estimates.  These and other factors could materially affect the Company’s financial condition or its future operating results.  The Company’s income taxes are more fully described in Note 10 to the Consolidated Financial Statements in Item 8 of Part II below.

In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertain tax positions taken or expected to be taken with respect to the application of complex tax laws.  Resolution of these uncertainties in a manner inconsistent with management’s expectations could materially impact the Company’s financial condition or its future operating results.

OTHER MATTERS

New Accounting Pronouncements:  See Note 2 to the Consolidated Financial Statements in Item 8 of Part II below for additional information on new accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Debt and Interest Rate Risks:  Matson is exposed to changes in interest rates, primarily as a result of its borrowing and investing activities used to maintain liquidity and to fund business operations, including borrowings under its revolving credit facility.  In order to manage its exposure to changes in interest rates, Matson utilizes a balanced mix of both fixed-rate and variable-rate debt with various maturity dates.  The nature and amount of Matson’s outstanding debt is expected to fluctuate as a result of future business requirements, market conditions and other factors.  Matson’s outstanding variable and fixed rate debt was $205.0 million and $652.1 million as of December 31, 2017, and $55.0 million and $683.9 million as of December 31, 2016, respectively.  Additional information about the Company’s debt is included in Note 8 to the Consolidated Financial Statements in Item 8 of Part II below.

Other than in certain events of default, the Company is not obligated to prepay its variable and fixed rate debt prior to maturity.  For fixed rate debt, changes in market interest rates would not affect the Company’s financial condition or results of operations.  For variable rate debt, a 100 basis point increase in the variable interest rate would have an impact on the Company’s results of operations for 2017 of approximately $2.0 million, assuming the December 31, 2017 balance of the variable rate debt was outstanding throughout 2017.  This change is not expected to have a material impact on the fair value of the Company’s variable rate debt.

Investment Risks:  From time to time, Matson may invest its excess cash in short-term money market funds that purchase government securities or corporate debt securities, or in other deposit products allowed under Matson’s Cash Investment Policy. These money market funds and deposits maintain a weighted average maturity of less than 90 days, and accordingly, a one percent change in interest rates is not expected to have a material impact on the fair value of these investments or on interest income.  The Company had a nominal amount on deposit in money market funds as of December 31, 2017 and 2016.

Through its Capital Construction Fund (“CCF”), the Company may, from time to time, invest in money market funds or other eligible investments.  The Company’s cash deposits in the CCF at December 31, 2017 and 2016 was $0.9 million and $31.2 million, respectively.

Foreign Currency Risks:  Matson has no material exposure to foreign currency risks, although it is indirectly affected by changes in currency rates to the extent that changes in rates affect tourism in Hawaii, Guam, Alaska and other locations.  Transactions related to its China service are primarily denominated in U.S. dollars, and therefore, a one percent change in the Chinese Yuan exchange rate would not have a material effect on the Company’s results of operations.  Transactions related to Matson’s South Pacific service are primarily denominated in New Zealand dollars.  However, a one percent change in the New Zealand dollar exchange rate is not expected to have a material effect on the Company’s results of operations.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).  Based on its assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.  The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting.

/s/ Matthew J. Cox	/s/ Joel M. Wine
Matthew J. Cox	Joel M. Wine
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer
February 23, 2018	February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Matson, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Matson, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Honolulu, Hawaii
February 23, 2018

We have served as the Company’s auditor since at least 1976; however, the specific year has not been determined.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In millions, except per-share amounts)	2017	2016	2015
Operating Revenue:
Ocean Transportation	$1,571.8	$1,541.1	$1,498.0
Logistics	475.1	400.5	386.9
Total Operating Revenue	2,046.9	1,941.6	1,884.9

Costs and Expenses:
Operating costs	(1,717.2)	(1,617.7)	(1,510.1)
Equity in income of Terminal Joint Venture	28.2	15.8	16.5
Selling, general and administrative	(208.5)	(185.1)	(195.0)
Total Costs and Expenses	(1,897.5)	(1,787.0)	(1,688.6)

Operating Income	149.4	154.6	196.3
Interest expense	(24.2)	(24.1)	(18.5)
Income before Income Taxes	125.2	130.5	177.8
Income taxes	106.8	(49.1)	(74.8)
Net Income	$232.0	81.4	103.0

Other Comprehensive (Loss) Income, Net of Income Taxes:
Net Income	$232.0	$81.4	$103.0
Other Comprehensive Income (Loss):
Net gain in prior service cost	0.8	24.1	5.1
Amortization of prior service cost included in net periodic pension cost	(4.0)	(2.2)	(1.3)
Amortization of net loss included in net periodic pension cost	1.7	1.2	1.8
Other adjustments	0.2	0.2	0.8
Total Other Comprehensive (Loss) Income	(1.3)	23.3	6.4
Comprehensive Income	$230.7	$104.7	$109.4

Basic Earnings Per-Share:	$5.41	$1.89	$2.37
Diluted Earnings Per-Share:	$5.37	$1.87	$2.34

Weighted Average Number of Shares Outstanding:
Basic	42.9	43.1	43.5
Diluted	43.2	43.5	44.0

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As at December 31,
(In millions, except per-share amount)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$19.8	$13.9
Accounts receivable, net	194.6	189.5
Prepaid expenses and other assets	51.6	70.8
Total current assets	266.0	274.2
Long-term Assets:
Investment in Terminal Joint Venture	93.2	82.4
Property and equipment, net	1,165.7	949.2
Goodwill	323.7	323.7
Intangible assets, net	225.2	236.6
Deferred dry-docking costs, net	89.2	89.1
Other long-term assets	84.5	60.3
Total long-term assets	1,981.5	1,741.3
Total assets	$2,247.5	$2,015.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$30.8	$31.8
Accounts payable	175.1	170.5
Accruals and other liabilities	80.4	75.3
Total current liabilities	286.3	277.6
Long-term Liabilities:
Long-term debt	826.3	707.1
Deferred income taxes	285.2	363.8
Other long-term liabilities	171.5	172.1
Total long-term liabilities	1,283.0	1,243.0
Commitments and Contingencies (Note 17)
Shareholders’ Equity:
Common stock — common stock without par value; authorized, 150.0 million shares ($0.75 stated value per share); outstanding, 42.5 million shares in 2017 and 42.9 million shares in 2016	31.9	32.1
Additional paid in capital	289.7	289.8
Accumulated other comprehensive loss, net	(24.9)	(23.6)
Retained earnings	381.5	196.6
Total shareholders’ equity	678.2	494.9
Total liabilities and shareholders’ equity	$2,247.5	$2,015.5

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In millions)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$232.0	$81.4	$103.0
Reconciling adjustments:
Depreciation and amortization	101.2	97.1	83.4
Deferred income taxes	(128.9)	24.7	50.7
Loss on disposal of property	3.0	0.9	1.2
Share-based compensation expense	11.1	11.2	12.2
Equity in income of Terminal Joint Venture	(28.2)	(15.8)	(16.5)
Distributions from Terminal Joint Venture	17.5	—	14.0
Tax benefit from equity issuance	—	2.2	2.6
Tax benefit from stock-based compensation	—	(0.3)	(0.9)
Changes in assets and liabilities:
Accounts receivable, net	(5.1)	14.4	13.5
Deferred dry-docking payments	(54.6)	(59.2)	(25.7)
Deferred dry-docking amortization	46.2	38.9	23.1
Prepaid expenses and other assets	14.4	(13.6)	(13.2)
Accounts payable, accruals and other liabilities	20.4	2.1	(9.4)
Other long-term liabilities	(4.1)	(26.2)	7.3
Net cash provided by operating activities	224.9	157.8	245.3

Cash Flows From Investing Activities:
Capitalized vessel construction expenditure	(252.0)	(94.5)	(21.3)
Other capital expenditures	(55.0)	(84.9)	(46.5)
Proceeds from (payments for) disposal of property and equipment	(0.2)	2.5	5.5
Cash deposits into Capital Construction Fund	(171.4)	(123.4)	(77.9)
Withdrawals from Capital Construction Fund	201.7	92.2	105.4
Payments for membership interests in Span Alaska, net of cash acquired	—	(112.6)	—
Payments for Horizon's common stock, net of cash acquired, and other acquisitions	—	—	(29.0)
Net cash used in investing activities	(276.9)	(320.7)	(63.8)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	275.0	75.0
Repayments of debt	(30.0)	(20.5)	(20.5)
Repayment of capital leases	(1.8)	(1.7)	(1.5)
Proceeds from revolving credit facility	469.0	1,103.0	588.0
Repayments of revolving credit facility	(319.0)	(1,048.0)	(588.0)
Payment of financing costs	(1.7)	—	(0.9)
Proceeds from issuance of common stock	1.9	1.2	2.2
Dividends paid	(33.8)	(32.2)	(30.8)
Repurchase of Matson common stock	(19.3)	(38.0)	(4.9)
Tax withholding related to net share settlements of restricted stock units	(7.4)	(5.9)	(2.9)
Tax benefit from stock-based compensation	—	0.3	0.9
Payments of Span Alaska debt	—	(81.9)	—
Payments of Horizon debt and redemption of warrants, net	—	—	(466.0)
Net cash provided by (used in) financing activities	57.9	151.3	(449.4)

Net Increase (Decrease) in Cash and Cash Equivalents	5.9	(11.6)	(267.9)
Cash and Cash Equivalents, Beginning of the Year	13.9	25.5	293.4
Cash and Cash Equivalents, End of the Year	$19.8	$13.9	$25.5

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$23.9	$21.6	$17.7
Income tax paid, net of income tax refunds	$2.6	$15.6	$40.0

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$1.2	$4.1	$13.5
Capital lease obligations	$—	$—	$1.8

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the three years ended December 31, 2017

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per-share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2014	43.2	$32.4	$274.9	$(53.3)	$109.8	$363.8
Net income	—	—	—	—	103.0	103.0
Other comprehensive income, net of tax	—	—	—	6.4	—	6.4
Tax benefit from stock-based compensation and share withholding	—	—	2.6	—	—	2.6
Share-based compensation	—	—	12.2	—	—	12.2
Shares issued	0.4	0.3	(1.0)	—	—	(0.7)
Shares repurchased	(0.1)	(0.1)	(0.8)	—	(5.0)	(5.9)
Dividends ($0.70 per share)	—	—	—	—	(30.8)	(30.8)
Balance at December 31, 2015	43.5	32.6	287.9	(46.9)	177.0	450.6
Net income	—	—	—	—	81.4	81.4
Other comprehensive income, net of tax	—	—	—	23.3	—	23.3
Tax benefit from stock-based compensation and share withholding	—	—	2.2	—	—	2.2
Share-based compensation	—	—	11.2	—	—	11.2
Shares issued	0.3	0.2	(4.9)	—	—	(4.7)
Shares repurchased	(0.9)	(0.7)	(6.6)	—	(29.6)	(36.9)
Dividends ($0.74 per share)	—	—	—	—	(32.2)	(32.2)
Balance at December 31, 2016	42.9	32.1	289.8	(23.6)	196.6	494.9
Net income	—	—	—	—	232.0	232.0
Other comprehensive loss, net of tax	—	—	—	(1.3)	—	(1.3)
Share-based compensation	—	—	11.1	—	—	11.1
Shares issued	0.3	0.3	(5.7)	—	—	(5.4)
Shares repurchased	(0.7)	(0.5)	(5.5)	—	(13.3)	(19.3)
Dividends ($0.78 per share)	—	—	—	—	(33.8)	(33.8)
Balance at December 31, 2017	42.5	$31.9	$289.7	$(24.9)	$381.5	$678.2

See Notes to Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.DESCRIPTION OF THE BUSINESS

Matson, Inc., a holding company incorporated in January 2012 in the State of Hawaii, and its subsidiaries (“Matson” or the “Company”), is a leading provider of ocean transportation and logistics services.  The Company consists of two segments, Ocean Transportation and Logistics.  For financial information on the Company’s reportable segments for the three years ended December 31, 2017, see Note 3.

Ocean Transportation:  Matson’s Ocean Transportation business is conducted through Matson Navigation Company, Inc. (“MatNav”), a wholly-owned subsidiary of Matson, Inc.  Founded in 1882, MatNav provides a vital lifeline of ocean freight transportation services to the domestic non-contiguous economies of Hawaii, Alaska and Guam, and to other island economies in Micronesia.  MatNav also operates a premium, expedited service from China to Long Beach, California, and provides services to Okinawa, Japan and various islands in the South Pacific.  In addition, subsidiaries of MatNav provide container stevedoring, refrigerated cargo services, inland transportation and other terminal services for MatNav and other ocean carriers on the Hawaiian islands of Oahu, Hawaii, Maui and Kauai, and in the Alaska locations of Anchorage, Kodiak and Dutch Harbor.

Matson has a 35 percent ownership interest in SSA Terminals, LLC (“SSAT”), a joint venture between Matson Ventures, Inc., a wholly-owned subsidiary of MatNav, and SSA Ventures, Inc. (“SSA”), a subsidiary of Carrix, Inc.  SSAT provides terminal and stevedoring services to various carriers at seven terminal facilities on the U.S. West Coast, including four facilities which are used by MatNav (“Terminal Joint Venture”).  Matson records its share of income in the Terminal Joint Venture in operating costs in the Consolidated Statements of Income and Comprehensive Income, and within the Ocean Transportation segment due to the nature of SSAT’s operations.

Logistics:  Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistics services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal services, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively “Transportation Brokerage Services”); (ii) less-than-container load consolidation (“LCL”) and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management and other services.

Recent Acquisitions:  On August 4, 2016, Matson Logistics completed its acquisition of Span Intermediate, LLC (“Span Alaska”), a market leading provider of LCL consolidation and freight forwarding services to Alaska (the “Span Alaska Acquisition”).  On May 29, 2015, Matson completed its acquisition of Horizon Lines, Inc. (“Horizon”).  As a result, Matson acquired Horizon’s Alaska operations and assumed all of Horizon’s non-Hawaii assets and liabilities (the “Horizon Acquisition”) (see Note 18).

2.SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The Consolidated Financial Statements include the accounts of Matson, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.  Significant investments in businesses, partnerships, and limited liability companies in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, are accounted for under the equity method.  A controlling financial interest is one in which the Company has a majority voting interest or one in which the Company is the primary beneficiary of a variable interest entity.  The Company accounts for its investment in the Terminal Joint Venture using the equity method of accounting (see Note 4).  The Consolidated Financial Statements include the accounts and activities of Horizon from acquisition date on May 29, 2015, and Span Alaska from acquisition date on August 4, 2016 (see Note 18).

Fiscal Year:  The period end for Matson, Inc. is December 31.  The period end for MatNav occurred on the last Friday in December, except for Matson Logistics Warehousing, Inc. whose period closed on December 31.  Included in these Consolidated Financial Statements are 52 weeks in the 2017 and 2015 fiscal years, and 53 weeks in the 2016 fiscal year, for MatNav.

Foreign Currency Transactions:  The United States (U.S.) dollar is the functional currency for substantially all of the financial statements of the Company’s foreign subsidiaries.  Foreign currency denominated assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at exchange rates existing at the respective balance sheet dates.  Translation adjustments resulting from fluctuations in exchange rates are recorded as a component of accumulated other comprehensive loss (gain) within shareholders’ equity.  The Company translates the result of operations of its foreign subsidiaries at the average exchange rate during the respective periods.  Gains and losses resulting from foreign currency transactions are included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income.

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

Immaterial Correction of an Error in Previously Issued Financial Statements:  Subsequent to the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, the Company identified an error related to its post-retirement benefit plan liabilities.  The Company did not account for the transfer of certain participants belonging to three stevedore union groups in Hawaii out of the Company’s post-retirement benefit plan and into a multi-employer Stevedore Industry Committee Welfare Benefit Plan (“SIC Plan”), that was approved by the Board of the SIC Plan in August 2016 (the “Transfer”).  The SIC Plan assumed the existing unfunded obligation related to the transferred participants who continue to receive substantially the same post-retirement benefits that they previously received under the Company’s post-retirement benefit plan.  The Company determined that the Transfer should have been accounted for in August 2016 when the Transfer was approved by the SIC Board as a negative plan amendment in accordance with Accounting Standards Codification (“ASC”) 715-60, Defined Benefit Plans – Other Postretirements since the Company retains significant risks related to the obligation for the transferred participants’ benefits, and will continue to participate in the funding of the transferred benefit obligation through ongoing and increased contributions to the SIC Plan.

Accordingly, the Company corrected this error by recording a decrease of $36.8 million in employee benefit plan liabilities and $1.6 million in accruals and other liabilities, with a corresponding net gain in prior service costs of $22.5 million in accumulated other comprehensive income (loss), net of $15.0 million of deferred income taxes, and a $0.9 million increase in retained earnings as of December 31, 2016.  The net gain in prior service costs included in accumulated other comprehensive income (loss) will be amortized over a period of approximately 10 years.    The correction resulted in an increase in Ocean Transportation segment operating income of $1.4 million, and income tax expense of $0.5 million in the Company’s Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2016.  The Company’s disclosures in the Consolidated Financial Statements for the year ended December 31, 2016, including the Consolidated Statements of Income and Comprehensive Income, Consolidated Balance Sheets, Note 11 Pensions and Post-Retirement Plans, and Note 13 Accumulated Other Comprehensive Income (Loss) have been adjusted to reflect the correction of this error.  The Company believes the correction of this error is immaterial to previously issued Consolidated Financial Statements for prior periods.  The misstatement had no impact on the Company’s Condensed Consolidated Statements of Cash Flows.

Reclassifications:  Certain amounts included within cash flows from operating activities of the Consolidated Statement of Cash Flow for the year ended December 31, 2016, have been reclassified to conform to the current period presentation.  There was no change in net cash provided by operating activities for the year ended December 31, 2016.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase.  The Company carries these investments at cost, which approximates fair value.  Outstanding checks in excess of funds on deposit totaled $18.7 million and $21.3 million at December 31, 2017 and 2016, respectively, and are reflected as current liabilities in the Consolidated Balance Sheets.

Accounts Receivable, net:  Accounts receivable represents amounts due from trade customers arising in the normal course of business.  Accounts receivable are shown net of allowance for doubtful accounts receivable in the Consolidated Balance Sheets.  At December 31, 2017, and 2016, the Company had assigned $134.8 million and $174.7 million of eligible accounts receivable, respectively, to the Capital Construction Fund (see Note 7).

Allowance for Doubtful Accounts:  Allowances for doubtful accounts receivable are established by management based on estimates of collectability.  Estimates of collectability are principally based on an evaluation of the current financial condition of the customer and the potential risks to collection, the customer’s payment history and other factors which are regularly monitored by the Company.  Changes in the allowance for doubtful accounts receivable for the three years ended December 31, 2017 were as follows:

	Balance at	Expense	Write-offs	Balance at
Year (in millions)	Beginning of Year	(Recovery) (1)	and Other	End of Year
2017	$4.2	$1.0	$(0.6)	$4.6
2016	$6.6	$(0.3)	$(2.1)	$4.2
2015	$5.0	$2.0	$(0.4)	$6.6

(1)	Expense is shown net of amounts recovered from previously reserved doubtful accounts.

Prepaid Expenses and Other Assets: Prepaid expenses and other assets consist of the following at December 31, 2017 and 2016:

	As of December 31,
Prepaid Expenses and Other Assets (in millions)	2017	2016
Income tax receivables	$2.6	$23.4
Insurance related receivables	15.2	17.6
Prepaid fuel	14.4	11.5
Other	19.4	18.3
Total	$51.6	$70.8

Other Long-Term Assets:  Other long-term assets consist of the following at December 31, 2017 and 2016:

	As of December 31,
Other Long-Term Assets (in millions)	2017	2016
Alternative minimum tax (AMT) receivable (1)	$50.2	$—
Deferred charges and other	20.7	17.7
Vessel and equipment spare parts	12.7	11.4
Capital construction fund - cash on deposit (See Note 7)	0.9	31.2
Total	$84.5	$60.3

(1)	Represents AMT tax credits refundable as a result of the Tax Act.

Impairment of Terminal Joint Venture Investment:  The Company’s investment in its Terminal Joint Venture, a related party, is reviewed for impairment annually, or whenever there is evidence that fair value may be below carrying cost.  No impairment was identified for the years ended December 31, 2017, 2016, and 2015.

Property and Equipment:  Property and equipment are stated at cost.  Certain costs incurred in the development of internal-use software are capitalized.  Property and equipment is depreciated using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives of property and equipment range up to the following maximum life:

Classification	Life
Vessels	40 years
Machinery and equipment	30 years
Terminal facilities	35 years

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

The Company’s policy is to capitalize interest costs during the period the qualified assets are being readied for their intended use.  The amount of capitalized interest is calculated based on the amount of payments incurred related to the construction of these vessels using a weighted average interest rate.  The weighted average interest rate is determined using the Company’s average borrowings outstanding during the period.  Capitalized interest is included in vessel construction in progress in property and equipment in the Company’s Consolidated Balance Sheets (see Note 5).  During the three years ended December 31, 2017, 2016 and 2015, the Company capitalized $7.5 million, $2.1 million and $0.4 million of interest related to the construction of new vessels.

Deferred Dry-docking Costs:    U.S. flagged vessels must meet specified seaworthiness standards established by U.S. Coast Guard rules and classification society rules.  These standards require U.S. flagged vessels to undergo two dry-docking inspections within a five-year period, with a maximum of 36 months between them.  However, U.S. flagged vessels that are enrolled in the U.S. Coast Guard’s Underwater Survey in Lieu of Dry-docking (“UWILD”) program, are allowed to have their Intermediate Survey dry-docking requirement met with a less costly underwater inspection.  Non-U.S. flag vessels are required to meet applicable classification society rules and their own Port State standards for seaworthiness, which also mandate vessels to undergo two dry-docking inspections every five years.

The Company is responsible for maintaining its vessels in compliance with U.S. and international standards.  As costs associated with dry-docking inspections provide future economic benefits to the Company through continued operation of the vessels, the costs are deferred and amortized until the next regulatory scheduled dry-docking, which is usually over a two to five-year period.  Routine vessel maintenance and repairs that do not improve or extend asset lives are charged to expense as incurred.  Amortized amounts are charged to operating expenses of the Ocean Transportation segment in the Consolidated Statements of Income and Comprehensive Income.

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

Goodwill and Intangible Assets:  Goodwill and intangible assets arise as a result of acquisitions made by the Company (see Notes 6 and 18).  Intangible assets consisted of customer relationships which are being amortized using the straight-line method over the expected useful lives ranging from 3 to 21 years, and a trade name that has an indefinite life.

Impairment of Long-Lived Assets, Intangible Assets and Goodwill:  The Company evaluates its long-lived assets, including intangible assets and goodwill for possible impairment in the fourth quarter, or whenever events or changes in circumstances indicate that it is more likely than not that the fair value is less than its carrying amount.  The Company has reporting units within the Ocean Transportation and Logistics reportable segments.  Long-lived assets and finite-lived intangible assets are grouped at the lowest level for which identifiable cash flows are available.

Long-lived Assets and Finite-lived Intangible Assets:  In evaluating impairment, the estimated future undiscounted cash flows generated by each of these asset groups is compared with the amount recorded for each asset group to determine if its carrying value is not recoverable.  If this review determines that the amount recorded will not be recovered, the amount recorded for the asset group is reduced to its estimated fair value.  No impairment charges of long-lived assets were recorded for the years ended December 31, 2016, and 2014 as a result of this evaluation.  During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million related to the write-down of inactive vessels from its recorded net book value to its estimated fair value of zero.  The impairment expense is included in Ocean Transportation operating costs on the Consolidated Statements of Income and Comprehensive Income.  No impairment charges of finite-lived intangible assets was recorded for the years ended December 31, 2017, 2016 and 2015.

Indefinite-life Intangible Assets and Goodwill:  In estimating the fair value of a reporting unit, the Company uses a combination of a discounted cash flow model and fair value based on market multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”).  Based upon the Company’s evaluation of its indefinite-life intangible assets and goodwill for impairment, the Company determined that the fair value of each reporting unit exceeds book value.  Therefore, no impairment charges of goodwill were recorded for the years ended December 31, 2017, 2016 and 2015, respectively.

Accruals and other liabilities:  Accruals and other liabilities consist of the following at December 31, 2017 and 2016:

	As of December 31,
Accruals and Other Liabilities (in millions)	2017	2016
Payroll and vacation related accruals	$24.7	$23.3
Uninsured claims and related liabilities - short term	15.4	18.4
Employee incentives and other related accruals	17.4	8.7
Interest on debt	5.4	5.8
Multi-employer withdrawal liability - short term (see Note 12)	4.1	4.1
Deferred revenues	5.0	2.9
Pension and post-retirement liabilities - short term (see Note 11)	3.0	2.1
Other liabilities	5.4	10.0
Total	$80.4	$75.3

Other long-term liabilities:  Other long-term liabilities consist of the following at December 31, 2017 and 2016:

	As of December 31,
Other Long-term Liabilities (in millions)	2017	2016
Pension and post-retirement liabilities (see Note 11)	$75.1	$75.0
Multi-employer withdrawal liability (see Note 12)	58.4	60.1
Uninsured claims and related liabilities	29.5	27.4
Other long-term liabilities	8.5	9.6
Total	$171.5	$172.1

Pension and Post-Retirement Plans:  Certain Ocean Transportation subsidiaries are members of the Pacific Maritime Association (“PMA”) and the Hawaii Stevedoring Industry Committee, which negotiate multi-employer pension plans covering certain shoreside bargaining unit personnel.  The Company directly negotiates multi-employer pension plans covering other bargaining unit personnel.  Pension costs are accrued in accordance with contribution rates established by the PMA, the parties to a plan or the trustees of a plan.  Several trusteed, non-contributory, single-employer defined benefit plans and defined contribution plans cover substantially all other employees.

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

Recognition of Revenues and Expenses:    Revenue in the Company’s Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Year Ended December 31,
Ocean Transportation (in millions) (1)	2017	2016	2015
Ocean transportation services	$1,531.8	$1,504.5	$1,472.0
Terminal and other related services	23.5	22.9	15.9
Fuel sales	9.9	7.5	10.1
Ship management services	6.6	6.2	—
Total	$1,571.8	$1,541.1	$1,498.0

(1)

Ocean transportation revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of ocean transportation revenues and fuel sales which are denominated in foreign currencies.

▪

Ocean transportation services revenue is recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period.  Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.

▪	Terminal and other related service revenues to third parties are recognized as the services are performed.
▪	Ship management services revenue and related cost are recognized in proportion to the services completed.
▪	Fuel sale revenue is recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.

	Year Ended December 31,
Logistics (in millions) (1)	2017	2016	2015
Transportation brokerage and freight forwarding services	$445.1	$373.7	$360.7
Warehouse and distribution services	17.5	19.7	19.8
Supply chain management and other services	12.5	7.1	6.4
Total	$475.1	$400.5	$386.9

(1)

Logistics revenue transactions are primarily dominated in U.S. dollars except for approximately 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories are denominated in foreign currencies.

▪

Logistics transportation brokerage and freight forwarding services revenue consists of amounts billed to customers for services provided.  The primary costs include third-party purchased transportation services, and labor costs. Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period.  Labor costs are expensed as incurred.  The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for the contractual relationship with the customer and has latitude in establishing prices.

▪

Logistics warehousing and distribution services revenue consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise.  For customer dedicated warehouses, storage revenue is recognized as earned over the life of the contract.  For customers in other warehouses, storage revenue is recognized in the month the service is provided to the customer.  Storage expenses are recognized as incurred.  Other warehousing and distribution services revenue and expense are recognized in proportion to the services performed.

▪	Supply chain management and other services revenue and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed.  Revenue is deferred when services are paid in advance by the customer or when the voyage or transportation services have not commenced as of the end of the fiscal period.  The Company’s receivables are classified as short-term as collection terms are for periods of less than one year.

The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial.  These expenses are included in selling, general and administration expenses in the Consolidated Statements of Income and Comprehensive Income.

Dividends: The Company recognizes dividends as a liability when approved by the Board of Directors.

Share-Based Compensation:  The Company records compensation expense for all share-based awards made to employees and directors.  The Company’s various stock-based compensation plans are more fully described in Note 15.

Income Taxes:  Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the Consolidated Financial Statements in accordance with ASC 740, Income Taxes (“ASC 740”).  Deferred tax assets and deferred tax liabilities are adjusted to the extent necessary to reflect tax rates expected to be in effect when the temporary differences reverse.  On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law.  The Tax Act includes numerous changes in existing tax law, including a reduction in the federal corporate income tax rate from 35% to 21%.  The rate reduction and other changes take effect on

January 1, 2018.  Other changes such as remeasurement of deferred tax assets and liabilities are effective as of the fourth quarter of 2017.

Also, on December 22, 2017, the Securities Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740.  In connection with the Company’s analysis of the impact of the Tax Act, the Company recorded a net tax benefit of $155.0 million related to the remeasurement and other discrete adjustments to the Company’s deferred tax assets and liabilities during the year ended December 31, 2017.  The net tax benefit is based on information and interpretations of the Tax Act that are currently available.  However, such amounts may be subject to revision pending further clarification and interpretations of the Tax Act.  The Company will continue to assess the impact of the Tax Act and any related interpretations, when issued, on the Company’s income tax estimates.  These and other factors could materially affect the Company’s financial condition or its future operating results.  The Company’s income taxes are more fully described in Note 10.

The Company also makes certain estimates and judgments in determining income tax expense for Consolidated Financial Statement purposes.  These estimates and judgments are applied in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain deferred tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and Consolidated Financial Statement purposes.

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

New Accounting Pronouncements:  Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”).  Recognition of Revenues and Expenses:    The new standard is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company plans to adopt ASU 2014-09 commencing the first quarter of 2018 using the modified retrospective method.  This method allows the Company to recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to retained earnings as of December 31, 2017.  Prior to adopting ASU 2014-09, the Company performed a review of its revenue contracts and evaluated the Company’s current accounting policies and procedures for recognizing revenue in the Company’s Consolidated Financial Statements, and compared these to the new requirements of ASU 2014-09.  In addition, the Company identified the performance obligations and consideration applicable under each contract.

Based upon this evaluation, the Company determined that the impact of adopting ASU 2014-09 was immaterial because ASU 2014-09 supports the recognition of revenue over time as a service is performed, which is consistent with the Company’s current revenue recognition policy.  The majority of the Company’s contracts require the Company to provide ocean and logistics transportation services to its customers.  Such services are provided by the Company over a period of time, generally, when cargo is being delivered from a source to a destination point, or as the service is being performed.  Therefore, performance obligations are completed during a short period of time due to the nature of the services being provided by the Company.  Under the new standard, revenues from the Company’s contracts will continue to be recognized over time as the customer simultaneously receives and consumes the benefit of these services as described in ASU 2014-09.  In addition, the identification of performance obligations and the related consideration under the new standard is not different from the Company’s current accounting treatment.

In February 2018, the FASB issued ASU 2018-02  “Income Statement- Reporting Comprehensive Income (Topic 220)” (“ASU 2018-02”).  ASU 2018-02 allows a reclassification from accumulated other comprehensive loss (“AOCL”) to retained earnings for stranded tax effects resulting from the Tax Act.  ASU 2018-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted, and is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the federal corporate income tax rate in the Tax Act is recognized.  ASU 2018-02 provides the Company with an option to elect an accounting policy to reclassify the effect of remeasuring deferred tax liabilities and assets related to items within AOCL using the newly enacted federal corporate income tax rate.  The Company is in the process of evaluating the impact of this guidance.

Leases:  In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), which requires lessees to record most leases in their balance sheets but recognize the expenses in their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating this guidance.

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

3.REPORTABLE SEGMENTS

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

The Company consists of two reportable segments, Ocean Transportation and Logistics, which are further described in Note 1.  Reportable segments are measured based on operating income, exclusive of interest expense and income taxes.  In arrangements where the customer purchases ocean transportation and logistics services, the revenues are allocated to each reportable segment based upon the contractual amounts for each type of service.  The Company’s Terminal Joint Venture segment has been aggregated into the Company’s Ocean Transportation segment due to the operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business (see Note 4).  Included in the reportable segment information below are 52 weeks in the 2017 and 2015 fiscal years, and 53 weeks in the 2016 fiscal year.

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment.  Accordingly, inter-segment revenue of $40.9 million, $20.8 million and $11.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, have been eliminated from Logistics’ operating revenues due to the nature of how those services were performed.  Reportable segment information for 2017, 2016, and 2015, are as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Operating Revenue:
Ocean Transportation (1)	$1,571.8	$1,541.1	$1,498.0
Logistics (2)	475.1	400.5	386.9
Total Operating Revenue	$2,046.9	$1,941.6	$1,884.9
Operating Income:
Ocean Transportation (1) (3)	$128.8	$142.7	$187.8
Logistics (2)	20.6	11.9	8.5
Total Operating Income	149.4	154.6	196.3
Interest expense, net	(24.2)	(24.1)	(18.5)
Income before Income Taxes	125.2	130.5	177.8
Income taxes	106.8	(49.1)	(74.8)
Net Income	$232.0	$81.4	$103.0

(1)	2017, 2016 and 2015 Ocean Transportation segment information include the operations of Horizon acquired as of May 29, 2015.
(2)	2017 and 2016 Logistics segment information include the operations of Span Alaska acquired as of August 4, 2016.
(3)

Ocean Transportation segment information includes $28.2 million, $15.8 million, and $16.5 million of equity in income from the Company’s Terminal Joint Venture, SSAT, for the years ended December 31, 2017, 2016, and 2015, respectively.

	As of December 31,
(In millions)	2017	2016	2015
Identifiable Assets:
Ocean Transportation (1)	$1,937.4	$1,722.2	$1,601.0
Logistics	310.1	293.3	68.8
Total Assets	$2,247.5	$2,015.5	$1,669.8

Capital Expenditures:
Ocean Transportation	$305.3	$179.1	$67.5
Logistics	1.7	0.3	0.3
Total Capital Expenditures	$307.0	$179.4	$67.8

Depreciation and Amortization:
Ocean Transportation	$93.3	$92.6	$81.4
Logistics	7.9	4.5	2.0
	101.2	97.1	83.4
Deferred dry-docking amortization - Ocean Transportation	46.2	38.9	23.1
Total Depreciation and Amortization	$147.4	$136.0	$106.5

(1)The Ocean Transportation segment includes $93.2 million, $82.4 million and $66.4 million related to the Company’s Terminal Joint Venture equity investment in SSAT as of December 31, 2017, 2016, and 2015, respectively.

4.INVESTMENT IN TERMINAL JOINT VENTURE

The Company accounts for its 35 percent ownership interest in the related party Terminal Joint Venture using the equity method of accounting.  The Company records its share of income in the Terminal Joint Venture in operating costs within the Ocean Transportation segment due to operations of the Terminal Joint Venture being an integral part of the Company’s Ocean Transportation business.  The Company’s investment in the Terminal Joint Venture was $93.2 million and $82.4 million at December 31, 2017 and 2016, respectively.

The Company’s share of income recorded in the Consolidated Statements of Income and Comprehensive Income, and dividends received by the Company during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years Ended December 31,
Terminal Joint Venture (in millions)	2017	2016	2015
Company Share of Net Income	$28.2	$15.8	$16.5
Distributions Received	$17.5	$—	$14.0

The Company’s Ocean Transportation segment operating costs include $181.3 million, $177.8 million and $174.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, for terminal services provided by SSAT.  Accounts payable and accrued liabilities in the Consolidated Balance Sheets include $22.8 million and $16.7 million for terminal services payable to the Terminal Joint Venture at December 31, 2017 and 2016, respectively.

A summary of unaudited condensed financial information for the Terminal Joint Venture at December 31, 2017 and 2016 is as follows:

	As of December 31,
Condensed Balance Sheets (Unaudited) (in millions)	2017	2016
Current assets	$181.0	$147.7
Non-current assets	161.8	138.5
Total Assets	$342.8	$286.2

Current liabilities	$65.3	$48.9
Non-current liabilities	23.8	14.8
Equity	253.7	222.5
Total Liabilities and Equity	$342.8	$286.2

	Years Ended December 31,
Condensed Statements of Operating Income and Net Income (Unaudited) (in millions)	2017	2016	2015
Operating revenue	$933.5	$740.9	$621.0
Operating costs and expenses	850.2	706.5	610.2
Operating income	83.3	34.4	10.8
Net Income (1)	$80.9	$45.1	$44.9

(1)Includes earnings from equity method investments held by the Terminal Joint Venture less earnings allocated to non-controlling interests.

5.PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2017 and 2016, and depreciation expense for the three years ended December 31, 2017, 2016 and 2015 is as following:

	As of December 31, 2017			As of December 31, 2016
		Accumulated			Accumulated
(In millions)	Cost	Depreciation	Net Book Value	Cost	Depreciation	Net Book Value
Vessels	$1,433.6	$893.2	$540.4	$1,416.1	$840.7	$575.4
Containers and equipment	543.0	349.0	194.0	536.9	326.7	210.2
Terminal facilities and other property	64.8	36.3	28.5	43.2	35.3	7.9
Vessel construction in progress	376.6	—	376.6	124.5	—	124.5
Other construction in progress	26.2	—	26.2	31.2	—	31.2
Total	$2,444.2	$1,278.5	$1,165.7	$2,151.9	$1,202.7	$949.2

	Years Ended December 31,
(In millions)	2017	2016	2015
Depreciation expense	$86.7	$86.0	$76.4

The Company entered into agreements for the construction of four new vessels at an estimated combined contractual cost of approximately $924.5 million, excluding owners’ items and capitalized interest.  The vessels are expected to be delivered during the periods from 2018 to 2020.  Vessel construction in progress represents progress payments to the shipyards in accordance with the terms of the vessel construction agreements, and other related costs.  Vessel construction in progress costs include capitalized interest of $10.4 million and $2.9 million as of December 31, 2017 and 2016, respectively.

Property and equipment includes assets subject to capital leases with a net book value of $4.9 million and $6.4 million, net of accumulated depreciation of $3.8 million and $2.4 million at December 31, 2017 and 2016, respectively.  Amortization recorded in the Consolidated Statement of Income and Comprehensive Income was $1.5 million, $1.2 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

6.GOODWILL AND INTANGIBLE ASSETS

Changes in the Company’s goodwill for the years ended December 31, 2017 and 2016 consist of the following:

	Goodwill
	Ocean
(In millions)	Transportation	Logistics	Total
Balance at December 31, 2015	$215.0	$26.6	$241.6
Additions - Horizon Acquisition (purchase price adjustment)	3.5	—	3.5
Additions - Span Alaska Acquisition	—	78.6	78.6
Balance at December 31, 2016	218.5	105.2	323.7
Additions	—	—	—
Balance at December 31, 2017	$218.5	$105.2	$323.7

Intangible assets as of December 31, 2017 and 2016 consist of the following:

	As of December 31, 2017			As of December 31, 2016
	Gross	Accumulated		Gross	Accumulated
(In millions)	Amount	Amortization	Net Book Value	Amount	Amortization	Net Book Value
Ocean Transportation - Customer relationships	$140.6	$17.8	$122.8	$140.6	$11.0	$129.6
Logistics:
Customer relationships	90.1	15.0	75.1	90.1	10.4	79.7
Trade name	27.3	—	27.3	27.3	—	27.3
Total Logistics	117.4	15.0	102.4	117.4	10.4	107.0
Total	$258.0	$32.8	$225.2	$258.0	$21.4	$236.6

Ocean Transportation intangible assets of $140.6 million relates to customer relationships acquired as part of the Horizon Acquisition, and is being amortized over 21 years (see Note 18).  Logistics intangible assets include $79.3 million of customer relationships that is being amortized over 20 years, and $27.3 million indefinite life trade name, acquired as part of the Span Alaska Acquisition (see Note 18).  The remaining Logistics customer relationships of $10.8 million is being amortized over a period of up to 13 years.

Intangible asset related amortization expense for 2017, 2016, and 2015, is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Amortization expense	$11.4	$9.1	$4.4

As of December 31, 2017, estimated amortization expenses related to intangible assets – customer relationships during the next five years and thereafter are as follows:

Customer
Year (in millions)	Relationships
2018	$11.2
2019	11.0
2020	11.0
2021	10.9
2022	10.7
Thereafter	143.1
Total	$197.9

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

Deposits into the CCF are limited by certain applicable earnings and other conditions.  Such deposits, once made, are available as tax deductions in the Company’s income tax provision.  Qualified withdrawals from the CCF do not give rise to a current income tax liability, but reduce the depreciable basis of the vessels or certain related equipment for income tax purposes.  However, if withdrawals are made from the CCF for general corporate purposes or other non-qualified purposes, or upon termination of the agreement, they are taxable with interest payable from the year of deposit.

Amounts deposited into the CCF are a preference item for calculating federal alternative minimum taxable income through the tax year 2017.  Deposits not committed for qualified purposes within 25 years from the date of deposit will be treated as non-qualified withdrawals over the subsequent five years.  Under the terms of the CCF agreement, the Company may designate certain qualified earnings as “accrued deposits” or may designate, as obligations of the CCF, qualified withdrawals to reimburse qualified expenditures initially made with operating funds.  Such accrued deposits to, and withdrawals from, the CCF are reflected in the Consolidated Balance Sheets either as obligations of the Company’s current assets or as receivables from the CCF.

As of December 31, 2017 and 2016, $134.8 million and $174.7 million, respectively, of eligible accounts receivable were assigned to the CCF.  Due to the nature of the assignment of eligible accounts receivables into the CCF, such assigned amounts are classified as part of accounts receivable in the Consolidated Balance Sheets.  At December 31, 2017 and 2016, the Company had $0.9 million and $31.2 million, respectively, on deposit in the CCF invested in a money market fund which are classified as other long-term assets in the Company’s Consolidated Balance Sheets.

8.DEBT

At December 31, 2017 and 2016, the Company’s debt consisted of the following:

	As of December 31,
(In millions)	2017	2016
Private Placement Term Loans:
5.79%, payable through 2020	$17.5	$24.5
3.66%, payable through 2023	50.1	59.3
4.16%, payable through 2027	49.8	55.0
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	35.1	37.5
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	73.2	75.0
Title XI Bonds:
5.34%, payable through 2028	24.2	26.4
5.27%, payable through 2029	26.4	28.6
Revolving credit facility	205.0	55.0
Capital leases	0.8	2.6
Total Debt	857.1	738.9
Less: Current portion	(30.8)	(31.8)
Total Long-term Debt	$826.3	$707.1

The following is a description of the Company’s debt:

Private Placement Term Loans:  The 5.79 percent notes payable through 2020 are amortized by semi-annual principal payments of $3.5 million plus interest.

During the second quarter of 2012, the Company issued $170.0 million of unsecured notes, which funded in three tranches, $77.5 million at an interest rate of 3.66 percent, $55.0 million at an interest rate of 4.16 percent, and $37.5 million at an interest rate of 4.31 percent (the “2012 Notes”).  Interest is payable semi-annually.  The 2012 Notes began to amortize in 2015 with aggregate semi-annual payments of $4.6 million which continued through 2016, followed by $8.4 million in 2017 through mid-year 2023, $3.8 million through mid-year 2027, and $1.2 million thereafter.

In January 2014, the Company issued $100.0 million of 30-year senior unsecured notes at an interest rate of 4.35 percent, payable semi-annually (the “2014 Notes”).  The 2014 Notes will begin to amortize in 2021, with annual principal payments of $5.0 million in 2021, $7.5 million in 2022 and 2023, $10.0 million from 2024 to 2027, and $8.0 million in 2028.  Starting in 2029, and in each year thereafter until 2044, annual principal payments will be $2.0 million.

In July 2015, the Company issued $75.0 million of 30-year senior unsecured notes at an interest rate of 3.92 percent, payable semi-annually (the “2015 Notes”).  The 2015 Notes began to amortize in 2017, with annual principal payments of approximately $1.8 million through 2019.  During the years 2020 to 2026, the annual principal payments will range between approximately $1.3 million and $8.0 million.  Starting in 2027, and in each year thereafter, the annual principal payments will be approximately $1.5 million.

In September 2016, the Company issued $200.0 million of 15-year senior unsecured notes (the “Series D Notes”) at an interest rate of 3.14 percent, payable semi-annually.  The Series D Notes will begin to amortize in 2019, with semi-annual principal payments of $6.0 million in 2019, and $9.2 million during the years 2020 to 2023.  Starting in 2024, and in each year thereafter through maturity in 2031, the semi-annual principal payments will be $7.15 million.

In December 2016, the Company issued $75 million of 11-year senior unsecured notes at an interest rates of 3.37% percent, payable semi-annual (the "Series A Notes").  The Series A Notes will begin to amortize in 2021, with principal payments of $5.8 million in 2021 and $11.5 million per year, paid semi-annually, from 2022 through 2027.

Title XI Bonds: In September 2003, the Company issued $55.0 million in U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of the MV Manukai.  The secured bonds have a final maturity in September 2028 with a coupon of 5.34 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.  In August 2004, the Company issued $55.0 million of U.S. Government guaranteed vessel finance bonds (Title XI) to partially finance the delivery of the MV Maunawili.  The secured bonds have a final maturity in July 2029 with a coupon of 5.27 percent.  The bonds are amortized by semi-annual payments of $1.1 million plus interest.

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

As of December 31, 2017, the Company had $294.7 million of available borrowings under the Credit Agreement.  The Company used $10.4 million of the sub-limit for letters of credit outstanding as of December 31, 2017.  Based upon the

Company’s consolidated net leverage ratio, the interest rate applicable to any borrowings would have been approximately 2.98 percent at December 31, 2017.

Amendments to Existing Private Placement Term Loan Facilities and New Shelf Facilities (“Private Loan Facilities”):  On June 29, 2017, the Company and the holders of the Company’s term loans entered into amendments (collectively, the “2017 Amendments”) to each of the term loan agreements and amendments thereto, previously issued prior to the Closing Date.  The 2017 Amendments provide for amendments to certain covenants and other terms, including (at the Company’s option under certain circumstances) adjustments to the required consolidated leverage ratio, and, in connection with the exercise of such option, the payment of additional interest for certain pre-defined periods. Interest rates and other substantive terms remained unchanged.

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

A brief description of the principal covenants contained in the Agreements includes, but is not limited to the following (as defined within the Agreements):

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

Principle covenants generally will restrict the incurrence of liens except for permitted liens, which include, without limitation, liens securing Title XI Debt up to certain thresholds, as defined within the agreements.  The Company was in compliance with these covenants as of December 31, 2017.

Capital Leases:  The Company’s capital lease obligations represent leasing of containers and other equipment, and have been classified as current and long-term debt in the Company’s Consolidated Balance Sheets.

Debt Guarantees:  All of the Company’s debt as of December 31, 2017 was unsecured, except for $50.6 million in Title XI bonds, all of which are guaranteed by the Company’s significant subsidiaries.  All of the Company’s debt is fixed rate debt except for borrowings under the Credit Agreement.

Debt Maturities:  At December 31, 2017, debt maturities during the next five years and thereafter are as follows:

Year (in millions)	Total
2018	$30.8
2019	42.1
2020	48.4
2021	54.2
2022	264.9
Thereafter	416.7
Total debt	$857.1

9.LEASES

The Company leases certain property and equipment, and other facilities under various operating lease agreements, with terms that range from 1 to 65 years.  Such leases generally include provisions for the maintenance of the leased assets, options to purchase the assets at fair value, and renewal options to extend the lease agreements.  Management expects that in the normal course of business most of these operating leases will be renewed or replaced by other similar leases as they expire.

Rent expense recorded in costs and expenses in the Consolidated Statements of Income and Comprehensive Income from operating leases is as follows:

	Years Ended December 31,
(In millions)	2017	2016	2015
Terminals, warehouse and other properties	$26.6	$25.6	$22.4
Vessels and equipment leases	52.3	48.4	38.7
Other	49.8	45.6	44.4
Total	$128.7	$119.6	$105.5

Future minimum payments under operating leases as of December 31, 2017 were as follows:

Year (in millions)	Total
2018	$57.1
2019	44.7
2020	39.3
2021	25.5
2022	16.5
Thereafter	44.5
Total minimum lease payments	$227.6

10.INCOME TAXES

Income taxes for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Years Ended December 31,
(In millions)	2017	2016	2015
Current:
Federal	$21.6	$10.5	$22.6
State	2.2	(1.3)	2.9
Total	23.8	9.2	25.5
Deferred:
Deferred tax expense	24.4	39.9	49.3
Remeasurement and discrete adjustments related to the Tax Act (1)	(155.0)	—	—
Total	(130.6)	39.9	49.3
Total income taxes	$(106.8)	$49.1	$74.8

(1)

Deferred income taxes for the year ended December 31, 2017 includes a non-cash income tax benefit of $155.0 million related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Act during the year ended December 31, 2017.

Income taxes for the years ended December 31, 2017, 2016, and 2015, differs from amounts computed by applying the statutory federal rate to income before income taxes for the following reasons:

	Years Ended December 31,
	2017	2016	2015
Computed federal income tax expense	35.0%	35.0%	35.0%
State income tax	2.6%	1.8%	2.5%
Valuation allowance	1.4%	0.3%	1.1%
Foreign taxes	0.1%	0.4%	0.6%
Remeasurement and discrete adjustments related to the Tax Act (1)	(123.8)%	—%	—%
Share-based payments	(1.4)%	—%	—%
Other — net	0.8%	0.1%	2.9%
Effective income tax rate	(85.3)%	37.6%	42.1%

(1)

Effective income tax rate for the year ended December 31, 2017 includes the impact of a non-cash income tax benefit of $155.0 million related to the remeasurement of the Company’s deferred assets and liabilities and other discrete adjustments as a result of applying the Tax Act during the year ended December 31, 2017.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, were as follows:

	As of December 31,
(In millions)	2017	2016
Deferred tax assets:
Benefit plans	$42.6	$63.1
Federal net operating losses	21.6	52.1
Insurance reserves	6.8	9.9
State net operating losses	7.4	7.9
Foreign losses	6.6	4.9
Alternative minimum tax credits	4.2	31.0
Allowance for doubtful accounts	0.9	1.3
Reserves	—	2.4
Other	1.9	3.5
Total deferred tax assets	92.0	176.1
Valuation allowance	(13.0)	(11.9)
Total Deferred tax assets, net of valuation allowance	79.0	164.2

Deferred tax liabilities:
Basis differences for property and equipment	254.4	339.0
Capital Construction Fund	54.2	115.8
Intangibles	36.4	53.8
Deferred revenue	6.9	9.5
Joint ventures and other investments	9.6	9.9
Reserves	2.7	—
Total deferred tax liabilities	364.2	528.0
Deferred tax liability, net	$285.2	$363.8

The Company’s income taxes payable has been reduced by the tax benefits from share-based compensation.  The Company receives an income tax benefit for exercised stock options calculated as the difference between the fair market value of the stock issued at the time of exercise and the option exercise price, tax-effected.  The Company also receives an income tax benefit for non-vested stock when it vests, measured at the fair market value of the stock at the time of vesting, tax-effected.  The net tax benefits from share-based transactions were $2.2 million and $2.6 million for 2016 and 2015, respectively, and the portion of the tax benefit related to the excess of the amount reported as the tax deduction over expense was reflected as an increase to additional paid-in-capital in the 2016 Consolidated Statements of Shareholders’ Equity.

Valuation Allowance:  The Company recorded a valuation allowance against operating losses related to a foreign subsidiary of $1.7 million, $0.4 million and $1.8 million in 2017, 2016 and 2015, respectively, as the Company determined the tax benefits associated with such losses may not be realized in future periods.  Valuation allowances recorded against all of the Company’s foreign income tax NOLs and a portion of the state income tax NOLs were $13.0 million and $11.9 million as of December 31, 2017 and 2016, respectively.  The Company believes that it is more likely than not that the benefit from these amounts will not be realized.

Net Operating Losses and Tax Credit Carryforwards:  The Company’s net operating losses (“NOLs”) and tax credit carryforwards at December 31, 2017 and 2016, were as follows:

(In millions)	Expiration Date	2017	2016
U.S. Federal income tax NOLs	Various dates beginning in 2027	$183.8	$190.0
U.S. State income tax NOLs	Various dates beginning in 2032	$192.3	$192.8
Foreign income tax NOLs	No expiration date	$23.7	$17.6
U.S. alternative minimum tax credit (1)	No expiration date	$4.2	$31.0

(1)

2017 amounts exclude $50.2 million of federal alternative minimum tax credits which are refundable commencing 2018 in accordance with the Tax Act, and is included in the Company’s other long-term assets in the Consolidated Balance Sheets (see Note 2).

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

Unrecognized Tax Benefits:  Total unrecognized benefits represent the amount that, if recognized, would favorably affect the Company’s effective tax rate in future periods.  The Company does not expect a material change in gross unrecognized benefits in the next twelve months.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in millions)	Amount
Balance at December 31, 2014	$6.7
Changes in tax positions of prior years, net	1.5
Additions from unrecognized tax benefits acquired	14.4
Reductions for lapse of statute of limitations	(0.5)
Balance at December 31, 2015	22.1
Changes in tax positions of prior years, net	(1.1)
Reductions for lapse of statute of limitations	(0.6)
Balance at December 31, 2016	20.4
Changes in tax positions of prior years, net	1.1
Reductions for lapse of statute of limitations	(0.1)
Revaluation of unrecognized tax benefits due to the Tax Act (1)	(5.5)
Balance at December 31, 2017	$15.9

(1)	Amount relates to the impact of applying the Tax Act during the year ended December 31, 2017.

Included in the balance of unrecognized tax benefits at December 31, 2017 are potential benefits of $8.2 million that, if recognized, would affect the effective tax rate.  The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits in income taxes.  To the extent interest and penalties are not ultimately assessed with respect to the settlement of uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Interest accrued related to the balance of unrecognized tax benefits totaled $0.5 million and $0.4 million as of December 31, 2017 and 2016, respectively.

The Company is no longer subject to U.S. federal income tax audits for years before 2013.  The Company is routinely involved in state, local income and excise tax audits, and foreign tax audits.

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

Plan Administration, Investments and Asset Allocations:  The Company has a Benefits Investment Committee that meets regularly with investment advisors to establish investment policies, direct investments and select investment options for the qualified plans.  The Benefits Investment Committee is also responsible for appointing investment managers and monitoring their performance.  The Company’s investment policy permits investments in marketable equity securities, such as domestic and foreign stocks, domestic and foreign bonds, venture capital, real estate investments, and cash equivalents.  The Company’s investment policy does not permit direct investment in certain types of assets, such as options or commodities, or the use of certain strategies, such as short selling or the purchase of securities on margin.

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

The Company’s target and actual asset allocations at December 31, 2017 and 2016 were as follows:

Asset Categories	Target	2017	2016
Domestic equity securities	53%	59%	62%
International equity securities	15%	17%	13%
Debt securities	22%	17%	17%
Real estate	5%	6%	6%
Other and cash	5%	1%	2%
Total	100%	100%	100%

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

The expected return on plan assets is principally based on the Company’s historical returns combined with the Company’s long-term future expectations regarding asset class returns, the mix of plan assets, and inflation assumptions.  Actual return on plan assets for the periods presented are as follows:

Actual Return on Plan Assets	Returns
One-year return	14.6%
Three-year return	6.7%
Five-year return	9.3%
Long-term average return (since plan inception in 1989)	8.5%

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

The fair values of the Company’s pension plan assets at December 31, 2017 and 2016 by asset category, were as follows:

	Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$6.6	$6.6	$—	$—
Equity securities:
U.S. large-cap	66.0	28.1	37.9	—
U.S. mid- and small-cap	42.6	28.3	14.3	—
International large-cap	21.6	—	21.6	—
International small-cap	9.5	—	9.5	—
Fixed income securities:
U.S. Treasuries	8.0	—	8.0	—
Municipal bonds	0.1	—	0.1	—
Investment grade U.S. corporate bonds	17.5	—	17.5	—
High-yield U.S. corporate bonds	3.6	—	3.6	—
Emerging markets fixed income	—	—	—	—
Other types of investments:
Real estate partnership interests	11.1	—	—	11.1
Private equity partnership interests	0.1	—	—	0.1
Total	$186.7	$63.0	$112.5	$11.2

	Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant	Significant
		Active Markets	Observable	Unobservable
Asset Category (in millions)	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Cash	$7.8	$7.8	$—	$—
Equity securities:
U.S. large-cap	67.1	31.6	35.5	—
U.S. mid- and small-cap	38.9	31.7	7.2	—
International large-cap	16.9	—	16.9	—
International small-cap	6.9	—	6.9	—
Fixed income securities:
U.S. Treasuries	8.9	—	8.9	—
Municipal bonds	9.3	—	9.3	—
Investment grade U.S. corporate bonds	5.3	—	5.3	—
High-yield U.S. corporate bonds	6.3	—	6.3	—
Emerging markets fixed income	0.5	0.5	—	—
Other types of investments:
Real estate partnership interests	10.8	—	—	10.8
Private equity partnership interests	0.1	—	—	0.1
Total	$178.8	$71.6	$96.3	$10.9

The table below presents a reconciliation of all pension plan investments measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016:

	Fair Value Measurements Using Significant
	Unobservable Inputs (Level 3)
(In millions)	Real Estate	Private Equity	Total
Balance at December 31, 2015	$10.3	$0.2	$10.5
Actual return (loss) on plan assets:
Assets held at the reporting date	0.6	(0.1)	0.5
Assets sold during the period	0.5	0.1	0.6
Purchases, sales and settlements, net	(0.6)	(0.1)	(0.7)
Balance at December 31, 2016	10.8	0.1	10.9
Actual return (loss) on plan assets:
Assets held at the reporting date	0.3	0.1	0.4
Assets sold during the period	0.5	(0.1)	0.4
Purchases, sales and settlements, net	(0.5)	—	(0.5)
Balance at December 31, 2017	$11.1	$0.1	$11.2

Contributions to each of the qualified single-employer defined benefit pension plans are determined annually by the Company’s pension administrative committee, based upon the actuarially determined minimum required contribution under the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, the Pension Protection Act of 2006, and the maximum deductible contribution allowed for tax purposes.  In 2017, 2016 and 2015, the Company contributed $3.0 million, $7.5 million and $4.7 million, respectively, in pension contributions in these plans.  The Company’s funding policy is to contribute cash to its pension plans so that it meets at least the minimum contribution requirements.

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

The status of the funded qualified defined benefit pension plans and the unfunded post-retirement benefit plans at December 31, 2017 and 2016 are shown below:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit obligation at beginning of year	$225.4	$220.2	$25.2	$60.5
Service cost	4.0	3.9	0.5	1.5
Interest cost	9.7	9.7	1.1	2.7
Plan amendments	—	—	—	(38.4)
Plan participants’ contributions	—	—	1.1	1.0
Plan settlements	(0.3)	—	—	—
Actuarial losses	13.9	4.2	1.9	1.9
Benefits paid, net of subsidies received	(18.9)	(11.1)	(2.1)	(4.0)
Expenses paid	(1.7)	(1.5)	—	—
Benefit obligation at end of year	232.1	225.4	27.7	25.2

Change in Plan Assets:
Fair value of plan assets at beginning of year	178.8	168.9	—	—
Actual return on plan assets	25.8	15.0	—	—
Plan participants’ contributions	—	—	1.1	1.0
Plan settlements	(0.3)	—	—	—
Employer contributions	3.0	7.5	1.0	3.0
Benefits paid, net of subsidies received	(18.9)	(11.1)	(2.1)	(4.0)
Expenses paid	(1.7)	(1.5)	—	—
Fair value of plan assets at end of year	186.7	178.8	—	—
Funded Status and Recognized Liability	$(45.4)	$(46.6)	$(27.7)	$(25.2)

Qualified pension and post-retirement benefits plans liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 were as follows:

			Post-retirement
	Pension Benefits		Benefits
	December 31,		December 31,
(In millions)	2017	2016	2017	2016
Non-current assets	$0.5	$1.0	$—	$—
Current liabilities	—	—	(1.2)	(1.1)
Non-current liabilities, net	(45.9)	(47.6)	(26.5)	(24.1)
Total	$(45.4)	$(46.6)	$(27.7)	$(25.2)

Net loss, net of taxes	$(46.9)	$(49.1)	$(4.6)	$(4.4)
Prior service credit, net of taxes	6.3	7.7	20.2	22.5
Total	$(40.6)	$(41.4)	$15.6	$18.1

The information for qualified defined benefit pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2017 and 2016 is shown below:

(In millions)	2017	2016
Projected benefit obligation	$229.9	$223.2
Accumulated benefit obligation	$229.6	$222.9
Fair value of plan assets	$184.7	$175.9

The estimated net loss and prior service credit for the qualified pension plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic cost of $1.4 million, net of tax, in 2018.  The estimated net loss and prior service credit for the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic benefit of $1.3 million, net of tax, in 2018.

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

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income (loss) for the qualified pension plans and the post-retirement benefit plans during 2017, 2016, and 2015 were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
(In millions)	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$4.0	$3.9	$3.3	$0.5	$1.5	$1.5
Interest cost	9.7	9.7	9.5	1.1	2.7	2.5
Expected return on plan assets	(13.5)	(13.4)	(14.0)	—	—	—
Amortization of net loss	5.1	5.5	6.4	1.2	1.2	2.2
Amortization of prior service credit	(2.3)	(2.3)	(2.3)	(3.8)	(1.4)	—
Net periodic benefit cost	$3.0	$3.4	$2.9	$(1.0)	$4.0	$6.2

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income, net of tax:
Net loss (gain)	$0.8	$1.6	$(1.0)	$1.1	$1.2	$(1.9)
New prior service cost (credit)	—	—	0.1	—	(23.4)	—
Amortization of net loss	(3.1)	(3.3)	(3.9)	(0.7)	(0.8)	(1.3)
Amortization of prior service credit	1.4	1.4	1.4	2.3	0.9	—
Total recognized in other comprehensive (income) loss	$(0.9)	$(0.3)	$(3.4)	$2.7	$(22.1)	$(3.2)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$2.1	$3.1	$(0.5)	$1.7	$(18.1)	$3.0

The weighted average assumptions used to determine benefit information during 2017, 2016, and 2015, were as follows:

	Pension Benefits			Post-retirement Benefits
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Discount rate (1)	3.80%	4.40%	4.50%	3.90%	4.60%	4.60%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%	3.00%	3.00%
Initial health care cost trend rate:
Pre-65 group				6.30%	6.60%	6.80%
Post-65 group				6.80%	7.20%	7.60%
Ultimate health care cost trend rate				4.40%	4.40%	4.40%
Year ultimate health care cost trend rate is reached:
Pre-65 group				2037	2037	2037
Post-65 group				2036	2036	2036

(1)	The Company derives a single equivalent rate utilizing a yield curve constructed from a portfolio of high-quality corporate bonds with various maturities.

If the assumed health care cost trend rate were increased or decreased one percentage point, the accumulated post-retirement benefit obligation, as of December 31, 2017, 2016, and 2015 and the net periodic post-retirement benefit cost for 2017, 2016 and 2015, would have increased or decreased as follows:

	Post-retirement Benefits
	One Percentage Point
	Increase			Decrease
(In millions)	2017	2016	2015	2017	2016	2015
Effect on total of service cost and interest cost components	$0.3	$0.9	$0.9	$(0.2)	$(0.7)	$(0.7)
Effect on post-retirement benefit obligation	$4.0	$11.5	$9.4	$(3.0)	$(8.3)	$(7.4)

Non-qualified Pension Plans:  The Company has non-qualified supplemental pension plans covering certain employees and retirees, which provide for incremental pension payments from the Company’s general funds so that total pension benefits would be substantially equal to amounts that would have been payable from the Company’s qualified pension plans if it were not for limitations imposed by income tax law.  A few employees and retirees receive additional supplemental pension benefits.  Non-qualified pension plan liabilities recognized in the Consolidated Balance Sheets and expenses recognized in accumulated other comprehensive income (loss) at December 31, 2017 and 2016 are as follows (in millions):

	Non-qualified
	Pension Benefits
	December 31,
(In millions)	2017	2016
Current liabilities	$(1.8)	$(1.0)
Non-current liabilities, net	(2.7)	(3.3)
Total	$(4.5)	$(4.3)

Net loss, net of taxes	$(0.6)	$(0.8)
Prior service credit, net of taxes	0.3	0.4
Total	$(0.3)	$(0.4)

Discount rates of 3.2 percent and 3.4 percent were used in determining the 2017 and 2016 non-qualified pension plan obligations, respectively.  The estimated net loss and prior service credit for the non-qualified pension plans that will be amortized from accumulated other comprehensive income (loss) is a net periodic cost of $0.1 million, net of tax, in 2018.

Estimated Benefit Payments:  The estimated future benefit payments for the next ten years were as follows:

		Non-qualified
	Pension	Pension	Post-retirement
Year (in millions)	Benefits	Benefits	Benefits (1)
2018	$12.7	$1.8	$1.2
2019	13.0	0.2	1.2
2020	13.4	0.5	1.2
2021	13.7	—	1.2
2022	14.0	0.3	1.2
2023-2027	73.3	2.5	7.0
Total	$140.1	$5.3	$13.0

(1)	Net of plan participants’ contributions and Medicare Part D subsidies.

Defined Contribution Plans:  The Company sponsors defined contribution plans that qualify under Sections 401(a) and 401(k) of the Internal Revenue Code.  The Company may make discretionary matching contributions equal to a specified percentage of each participant’s 401(k) contributions.  For the year ended December 31, 2017, the Company provided matching contributions of up to 3 percent of eligible employee compensation.  The Company’s matching contributions expensed in 2017, 2016 and 2015 was $2.4 million, $2.1 million and $2.0 million, respectively.

The Company may also provide a discretionary profit sharing contribution under the qualified defined contribution plans, to salaried, non-bargaining unit employees, if both a minimum threshold of Company performance is achieved and the Board has approved the profit sharing contribution.  For certain eligible employees, supplemental profit sharing contributions are credited under a non-qualified plan to be paid after separation from service from the Company’s general funds so that total profit sharing contributions would be substantially equal to amounts that would have been contributed to the Company’s qualified defined contribution plans if it were not for limitations imposed by income tax law.  Discretionary profit sharing contributions expensed in 2017 and 2015 were $2.3 million and $1.9 million, respectively.  There were no discretionary profit sharing contributions made in 2016.

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

The multi-employer pension plans are subject to the plan termination insurance provisions of ERISA and are paying premiums to the Pension Benefit Guaranty Corporation (“PBGC”).  The statutes provide that an employer who withdraws from, or significantly reduces its contribution obligation to, a multi-employer plan generally will be required to continue funding its proportional share of the plan’s unfunded vested benefits.  As of December 31, 2017, the Company’s estimated benefit plan withdrawal obligations were $261.5 million.  Except as described in Note 12, no withdrawal obligations have been recorded by the Company in the Consolidated Balance Sheets at December 31, 2017 and 2016, as the Company has no present intention of withdrawing from and does not anticipate termination of any of these plans.

Information regarding the Company’s participation in multi-employer pension plans is outlined in the table below.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available in 2017 and 2016 is for the plan’s year-end at December 31, 2017 and 2016, respectively.  The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The funding improvement plan (“FIP”) or rehabilitation plan (“RP”) column indicates the status which is either pending or has been implemented.  The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

			Pension
			Protection Act
			Zone as of		FIP/RP Status		Contributions of Matson
	EIN/Pension		December 31,		Pending/	5%	(In millions)			Surcharge	Expiration
Pension Funds	Plan Number	Notes	2017	2016	Implemented	Contributor	2017	2016	2015	Imposed	Date (5)
American Radio Association Pension Fund	13-6161999-001		Green	Yellow	Implemented	Yes	$1.0	$—	$—	No	8/15/2021
Hawaii Terminals Multiemployer Pension Plan	20-0389370-001		Yellow	Yellow	Implemented	Yes	5.7	5.3	4.9	No	6/30/2019
Hawaii Stevedoring Multiemployer Retirement Plan	99-0314293-001		Yellow	Yellow	Implemented	Yes	3.8	3.5	2.8	No	6/30/2019
Master, Mates and Pilots Pension Plan	13-6372630-001		Green	Green	No	Yes	3.0	3.1	2.2	No	6/15/2023,
											6/15/2027
Masters, Mates and Pilots Adjustable Pension Plan	37-1719247-001		(1)	(1)	No	Yes	1.7	1.8	1.7	No	6/15/2023,
											6/15/2027
MEBA Pension Trust - Defined Benefit Plan	51-6029896-001	(2)	Green	Green	No	Yes	4.4	4.1	3.2	No	8/15/2018,
											6/15/2022
OCU Trust Pension Plan	26-1574440-001		Green	Green	No	No	0.2	0.2	0.1	No	6/30/2023
MFOW Supplementary Pension Plan	94-6201677-001		Green	Green	No	Yes	—	—	—	No	6/30/2021
SIU Pacific District Pension Plan	94-6061923-001		Green	Green	No	Yes	0.7	0.6	—	No	6/30/2021
Alaska Teamster - Employer Pension Plan	92-6003463-024	(3)	Red	Red	Implemented	Yes	2.4	2.6	1.5	Yes	6/30/2018,
											6/30/2019,
											6/30/2020
All Alaska Longshore Pension Plan	91-6085352-001	(3)	Green	Green	No	Yes	0.1	0.1	0.5	No	6/30/2020
Western Conference of Teamsters Pension Plan	91-6145047-001	(3)	Green	Green	No	No	1.3	1.3	0.8	No	3/31/2018
Western Conference of Teamsters Supplemental Benefit Trust	95-3746907-001	(3)	Green	Green	No	No	—	—	—	No	3/31/2018
OPEIU Local 153 Pension Plan	13-2864289-001	(3)	Red	Red	Implemented	No	0.1	0.1	0.1	No	11/09/2020
Seafarers Pension Trust	13-6100329-001	(3) (4)	Green	Green	No	No	—	—	—	No	6/30/2022
Total							$24.4	$22.7	$17.8

(1)	The Plan is not subject to the PPA funding requirements under IRS Section 432 as the Plan was not in effect on July 16, 2006.
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

The Company also contributes to multi-employer plans that provide post-retirement health and other benefits other than pensions under the terms of collective-bargaining agreements.  Benefits provided to active and retired employees and their eligible dependents under these plans include medical, dental, vision and prescription drug.  These plans are not subject to the PBGC plan termination and withdrawal liability provisions of ERISA applicable to multi-employer defined benefit pension plans.  Contributions to these multi-employer postretirement health and other benefits were $27.0 million, $22.5 million and $18.1 million in 2017, 2016 and 2015, respectively.

Multi-employer Defined Contribution Plans: The Company contributes to six multi-employer defined contribution pension plans.  These plans are not subject to the withdrawal liability provisions of ERISA or the PBGC applicable to multi-employer defined benefit pension plans.  Contributions made to these plans by the Company were $5.0 million, $5.3 million and $3.8 million in 2017, 2016 and 2015, respectively.

12.MULTI-EMPLOYER WITHDRAWAL LIABILITY

Horizon ceased all of its operations in Puerto Rico during the first quarter of 2015, which resulted in a mass withdrawal from its multi-employer ILA-PRSSA pension fund.  The Company assumed this liability as part of the Horizon Acquisition (see Note 18).  The Company estimated the mass withdrawal liability based upon the required undiscounted quarterly payment of approximately $1.0 million to be paid to the ILA-PRSSA pension fund over a period which ends in March 2040, discounted to present value using the Company’s incremental borrowing rate.  Future estimated annual payments to be paid to the ILA-PRSSA pension fund as of December 31, 2017 were as follows:

Year (in millions)	Total
2018	$4.1
2019	4.1
2020	4.1
2021	4.1
2022	4.1
Thereafter	72.1
Total remaining future undiscounted payments due to the ILA-PRSSA pension fund	92.6
Less: amount representing interest	(30.1)
Present value of multi-employer withdrawal liability	62.5
Current portion of multi-employer withdrawal liability (see Note 2)	(4.1)
Long-term portion of multi-employer withdrawal liability	$58.4

13.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in Shareholders’ Equity, except those resulting from common stock transactions.  Changes in accumulated other comprehensive income (loss) by component, net of tax, are as follows:

			Non-		Accumulated
		Post-	Qualified		Other
	Pension	Retirement	Pension		Comprehensive
(In millions)	Benefits	Benefits	Benefits	Other	Income (Loss)
Balance at December 31, 2015	$(41.7)	$(4.7)	$(0.2)	$(0.3)	$(46.9)
Net gain (loss) in prior service costs	—	24.1	(0.1)	0.1	24.1
Amortization of prior service cost	(1.4)	(0.9)	(0.1)	0.2	(2.2)
Amortization of net loss (gain)	1.7	(0.4)	—	(0.1)	1.2
Other adjustments	—	—	—	0.2	0.2
Balance at December 31, 2016	(41.4)	18.1	(0.4)	0.1	(23.6)
Net gain in prior service costs	—	0.7	—	0.1	0.8
Amortization of prior service cost	(1.4)	(2.5)	(0.1)	—	(4.0)
Amortization of net loss (gain)	2.2	(0.7)	0.2	—	1.7
Other adjustments	—	—	—	0.2	0.2
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)

Other comprehensive income (loss) in the Consolidated Statements of Income and Comprehensive Income are shown net of tax benefit (expense) of $(4.4) million, $(14.2) million and $(5.0) million for the years ended December 2017, 2016, and 2015, respectively.

14.EARNINGS PER-SHARE

Basic earnings per share are determined by dividing net income by the weighted-average common shares outstanding during the year.  The calculation of diluted earnings per share includes the dilutive effect of unexercised non-qualified stock options and non-vested stock units.  The computation of weighted average dilutive shares outstanding excluded a nominal amount of anti-dilutive non-qualified stock options for each of the years 2017, 2016, and 2015.

The denominator used to compute basic and diluted earnings per share for the three years ended December 31, 2017, were as follows:

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Common		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic:	$232.0	42.9	$5.41	$81.4	43.1	$1.89	$103.0	43.5	$2.37
Effect of Dilutive Securities:		0.3	(0.04)		0.4	(0.02)		0.5	(0.03)
Diluted:	$232.0	43.2	$5.37	$81.4	43.5	$1.87	$103.0	44.0	$2.34

15.SHARE-BASED AWARDS

The Company has share-based compensation plans which are described as follows:

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

Automatic Grant Program — At each annual shareholder meeting, non-employee directors will receive an award of restricted stock units that entitle the holder to an equivalent number of shares of common stock upon vesting, under the automatic grant program.  Awards of restricted stock units granted under the program generally vest ratably over one year.

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

Activity in the Company’s stock option plans for the year ended December 31, 2017, was as follows (in thousands, except weighted average exercise price and weighted average contractual life):

				Weighted	Weighted
				Average	Average	Aggregate
	2007	1998	Total	Exercise	Contractual	Intrinsic
	Plan	Plan	Shares	Price	Life	Value
Outstanding at December 31, 2016	319	5	324	$21.67
Granted	—	—	—
Exercised	(84)	(3)	(87)	$21.95
Forfeited and expired	—	(2)	(2)	$24.72
Outstanding at December 31, 2017	235	—	235	$21.54	3.3	$1,946
Exercisable at December 31, 2017	235	—	235	$21.54	3.3	$1,946

The following table summarizes non-vested restricted stock unit activity through December 31, 2017, (in thousands, except weighted average grant-date fair value amounts):

	2007 Plan	2016 Plan	Total	Weighted
	Restricted	Restricted	Restricted	Average Grant-
	Stock Units	Stock Units	Stock Units	Date Fair Value
Outstanding at December 31, 2016	701	19	720	$33.35
Granted	153	304	457	$31.76
Vested	(470)	(9)	(479)	$27.35
Canceled	(7)	(5)	(12)	$37.24
Outstanding at December 31, 2017	377	309	686	$36.41

Share-based compensation expense and other information related to share-based awards for each of the three years in the period ended December 31, 2017, is as follows:

	Years Ended December 31,
Share-based expense, net of estimated forfeitures (in millions)	2017	2016	2015
Share-based compensation expense	$11.1	$9.8	$12.2
Intrinsic value of options exercised	$0.7	$2.0	$9.2
Tax benefit realized upon stock vesting	$6.8	$5.9	$3.4
Fair value of stock vested	$17.3	$15.8	$8.6

As of December 31, 2017, there was no unrecognized compensation cost related to non-vested stock options.  As of December 31, 2017, unrecognized compensation cost related to non-vested restricted stock units and performance-based equity awards were $11.5 million.  That unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 1.7 years.

16.FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company uses Level 1 inputs for the fair values of its cash and cash equivalents, and Level 2 inputs for its accounts receivable, capital construction fund – cash on deposit, and variable and fixed rate debt.  The fair values of cash and cash equivalents, accounts receivable and variable rate debt approximate their carrying values due to the nature of the instruments.  The fair value of fixed rate debt is calculated based upon interest rates available for debt with terms and maturities similar to the Company’s existing debt arrangements.  The carrying value and fair value of the Company’s financial instruments as of December 31, 2017 and 2016 are as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	December 31, 2017	Fair Value Measurements at December 31, 2017
Cash and cash equivalents	$19.8	$19.8	$19.8	$—	$—
CCF - cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	205.0	205.0	—	205.0	—
Fixed rate debt	652.1	651.4	—	651.4	—

(In millions)	December 31, 2016	Fair Value Measurements at December 31, 2016
Cash and cash equivalents	$13.9	$13.9	$13.9	$—	$—
CCF - cash on deposit	31.2	31.2	—	31.2	—
Variable rate debt	55.0	55.0	—	55.0	—
Fixed rate debt	683.9	685.2	—	685.2	—

17.COMMITMENTS AND CONTINGENCIES

Commitments, including contractual obligations, excluding lease commitments (see Note 9), and pension and post-retirement plan commitments, and multi-employer bargaining plan withdrawal obligations (see Note 11), include the following as of December 31, 2017:

Commitments and Contractual Obligations (in millions)	Total
Standby letters of credit (1)	$10.4
Bonds (2)	$33.0
Construction of vessels obligations (3)	$559.5
Purchase obligations and other capital expenditure obligations (4)	$15.9

(1)	Standby letters of credit are required for the Company’s uninsured workers’ compensation and other insurance programs, and other needs.
(2)	Bonds are required for U.S. Customs and other related matters.
(3)	Construction of vessels obligations represents contractual obligations entered into for the construction of four new vessels.
(4)

Purchase obligations and other capital expenditure obligations include: (i) non-cancellable contractual capital project obligations (excluding construction of vessels obligations); and (ii) other dry-docking related obligations.

These amounts are not recorded on the Company’s Consolidated Balance Sheets and it is not expected that the Company or its subsidiaries will be called upon to advance funds under these commitments.

Contingencies:  Contingencies and other litigation related matters are described as follows:

Environmental Matters:  The Company’s Ocean Transportation segment has certain risks that could result in expenditures for environmental remediation.  The Company believes that based on all information available to it, the Company is currently in compliance, in all material respects, with applicable environmental laws and regulations.

Other Matters:  The Company and its subsidiaries are parties to, or may be contingently liable in connection with other legal actions arising in the normal course of their businesses, the outcomes of which, in the opinion of management after consultation with counsel, would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

18.BUSINESS COMBINATIONS

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

Total consideration paid by the Company on the Effective Date for the membership interests in Span Alaska including the repayment of Span Alaska’s debt and accrued interest, is as follows:

Consideration (in millions)	Total
Membership interests	$117.0
Span Alaska’s debt	81.9
Total	$198.9

The Span Alaska Acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”).  The assets acquired and liabilities assumed in the Span Alaska Acquisition were recorded based on fair value estimates as of the Effective Date, with the remaining unallocated purchase price recorded as goodwill.  Such fair value estimates require significant judgment, and include estimates used in the valuation of property and equipment, and intangible assets.  The Company finalized its purchase accounting for the Span Alaska Acquisition as of December 31, 2016.

The following table summarizes the final fair values assigned to Span Alaska’s assets acquired and liabilities assumed at the Effective Date:

Purchase Price Allocation (in millions)	Final
Cash and cash equivalents	$4.4
Accounts receivable	11.1
Prepaid and other current assets	0.9
Property and equipment	8.1
Intangibles – Customer relationships	79.3
Intangibles – Trade name	27.3
Other long-term assets	0.1
Accounts payable	(3.3)
Accruals and other current liabilities	(6.4)
Capital lease obligations	(1.2)
Span Alaska’s debt	(81.9)
Total identifiable assets less liabilities	38.4
Total consideration for membership interests	(117.0)
Goodwill	$78.6

The Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2017 and 2016 include operating revenue of $59.1 million and $22.8 million (after elimination of intercompany revenue), and operating income of $12.8 million and $3.5 million, respectively, from Span Alaska’s operations.  One-time acquisition related costs of approximately $3.0 million incurred as a result of the Span Alaska Acquisition, is included in selling, general and administrative costs in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2016.  One-time acquisition related costs incurred post December 31, 2016 were not material.

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

The following table summarizes the final fair values assigned to Horizon's assets acquired and liabilities assumed that were recognized as of the acquisition date:

Purchase Price Allocation (in millions)	Final
Cash and cash equivalents	$0.8
Accounts receivable	31.7
Other current assets	7.2
Deferred tax assets, net	46.3
Property and equipment	170.4
Intangibles - Customer relationships	140.0
Other long-term assets	4.1
Accounts payable	(22.8)
Accruals and other current liabilities	(31.4)
Multi-employer withdrawal liability	(65.5)
Capital lease obligations	(1.6)
Horizon's debt and warrants	(467.5)
Total identifiable assets less liabilities	(188.3)
Total cash paid for common shares	(29.4)
Goodwill	$217.7

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

Pro Forma Financial Information (Unaudited):

The following unaudited pro forma financial information presents the combined operating results of the Company, and those of Horizon (excluding its Hawaii operations) and Span Alaska, as if the Horizon and Span Alaska acquisitions had been completed at the beginning of each period presented below.  The unaudited pro forma financial information includes the accounting effects of the business combinations, including the amortization of intangible assets, depreciation of property and equipment, and interest expense.  Unaudited pro forma operating revenue is presented after elimination of intercompany revenue.

The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the result of operations that would have been achieved if the Horizon and Span Alaska acquisitions had taken place at the beginning of the periods presented, nor should it be taken as an indication of our future consolidated results of operations.

	Years Ended December 31,
(In millions, except per-share amount)	2016	2015
Pro Forma Combined:
Operating revenue	$1,974.2	$2,076.4
Net income after income taxes	$86.0	$107.7
Basic Earnings Per-Share:	$2.00	$2.48
Diluted Earnings Per-Share:	$1.98	$2.45
Weighted-Average Number of Shares Outstanding:
Basic	43.1	43.5
Diluted	43.5	44.0

19.QUARTERLY INFORMATION (Unaudited)

Segment results by quarter for 2017 and 2016 are as follows:

	Quarters in the Year Ended December 31, 2017
(In millions, except per-share amounts)	Q1	Q2	Q3	Q4
Operating Revenue:
Ocean Transportation	$370.0	$392.7	$419.2	$389.9
Logistics	104.4	119.8	124.7	126.2
Total Operating Revenue	$474.4	$512.5	$543.9	$516.1
Operating Income:
Ocean Transportation	$14.5	$39.0	$54.6	$20.7
Logistics	1.9	6.9	7.2	4.6
Total Operating Income	16.4	45.9	61.8	25.3
Interest Expense	(6.3)	(6.3)	(6.2)	(5.4)
Income before Income Taxes	10.1	39.6	55.6	19.9
Income Taxes	(3.1)	(15.6)	(21.5)	147.0
Net Income	$7.0	$24.0	$34.1	$166.9

Basic Earnings Per Share:	$0.16	$0.56	$0.79	$3.93
Diluted Earnings Per Share:	$0.16	$0.55	$0.79	$3.90

	Quarters in the Year Ended December 31, 2016
(In millions, except per-share amounts)	Q1	Q2	Q3 (1)	Q4 (1)
Operating Revenue:
Ocean Transportation	$366.1	$370.9	$398.0	$406.1
Logistics (2)	88.1	96.8	102.4	113.2
Total Operating Revenue	$454.2	$467.7	$500.4	$519.3
Operating Income:
Ocean Transportation	$33.0	$33.9	$43.2	$32.6
Logistics (2)	1.6	2.2	3.5	4.6
Total Operating Income	34.6	36.1	46.7	37.2
Interest Expense	(4.9)	(6.5)	(6.0)	(6.7)
Income before Income Taxes	29.7	29.6	40.7	30.5
Income Taxes	(11.6)	(11.6)	(15.4)	(10.5)
Net Income	$18.1	$18.0	$25.3	$20.0

Basic Earnings Per Share:	$0.42	$0.42	$0.59	$0.47
Diluted Earnings Per Share:	$0.41	$0.42	$0.59	$0.46

(1)

Amounts have been adjusted for the correction of immaterial error related to its post-retirement benefit plan liabilities.  See Note 2 Immaterial Correction of an Error in Previously Issued Financial Statements for additional information.

(2)	2016 segment results include the operations of Span Alaska acquired as of August 4, 2016.

The following infrequent transactions impacted the Company’s quarterly segment results during 2016 (there were no amounts in 2017):

	Quarters in the Year Ended December 31, 2016
(In millions)	Q1	Q2	Q3	Q4
Span Alaska Acquisition Related Costs (1):	$(0.1)	$(0.1)	$(2.6)	$(0.2)
Molasses Settlement Paid (2):	$—	$—	$—	$(0.7)

(1)	One-time costs related to the Span Alaska Acquisition included in selling, general and administrative costs of the Logistics segment.
(2)	Litigation settlement paid by the Company resulting from molasses spill in September 2013, included in selling, general and administrative costs of the Ocean Transportation segment.

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

Internal Control over Financial Reporting

See page 42 for management’s annual report on internal control over financial reporting, which is incorporated herein by reference.

See page 43 for the attestation report of the independent registered public accounting firm on the Company’s internal control over financial reporting, which is incorporated herein by reference.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fiscal fourth quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A.Directors

The information about the Directors of Matson required under this item will be included under the section captioned “Election of Directors” in Matson’s Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 (“Matson’s 2018 Proxy Statement”), which section is incorporated herein by reference.

B.Executive Officers

The information about the executive officers of Matson required under this item will be included under the subsection captioned “Executive Officers” in Matson’s 2018 Proxy Statement, which subsection is incorporated herein by reference.

C.Corporate Governance

The information about the Audit Committee of the Matson Board of Directors and compliance with Section 16(a) of the Exchange Act, will be included under the subsections captioned “Board of Directors and Committees of Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Matson’s 2018 Proxy Statement, which subsections are incorporated herein by reference.

D.Code of Ethics

The information about Matson’s Code of Ethics required under this item will be included under the subsection captioned “Code of Ethics” in Matson’s 2018 Proxy Statement, which subsection is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information about required under this item will be included under the section captioned “Executive Compensation” and the subsections captioned “Compensation of Directors” and “Pay Risk Assessment” in Matson’s 2018 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item will be included under the section captioned “Security Ownership of Certain Shareholders” and the subsections captioned “Security Ownership of Directors and Executive Officers” in Matson’s 2018 Proxy Statement, which section and subsections are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item will be included in the section captioned “Election of Directors” and the subsection captioned “Certain Relationships and Transactions” in Matson’s 2018 Proxy Statement, which section and subsection are incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning principal accountant fees and services required under this item will be included under the sections captioned “Audit Committee Report” and “Ratification of Appointment of Independent Registered Public Accounting Firm” in Matson’s 2018 Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A. Financial Statements

The Consolidated Financial Statements are set forth in Item 8 of Part II above.

B. Financial Statement Schedules

Except as described below, all schedules are omitted because of the absence of the conditions under which they are required or because the information called for is included in the Consolidated Financial Statements or notes thereto.

At December 31, 2017, the Company’s investment in the Terminal Joint Venture, SSAT, exceeded the 10.0% and 20.0% thresholds in at least one of the tests under Rule 3-09 and Rule 4-08(g) of Regulation S-X, and as such the audited financial statements of the Terminal Joint Venture are required to be filed as financial statement schedules herein within 90 days of SSAT’s fiscal year end, which is January 31.  Accordingly, the financial statements of the Terminal Joint Venture will be filed via an amendment to this Annual Report on Form 10-K on or before May 1, 2018.

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

10.6	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated December 21, 2016).

10.7

Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of September 14, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated September 14, 2016).

10.8	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 3, 2015).

10.9

Amendment to the Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8-K dated August 3, 2015).

10.10

First Amendment to Note Purchase Agreement amount Matson, Inc. and the purchasers party thereto, dated as of October 1, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 2, 2015).

10.11	Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2014).

10.12

Amended and Restated Limited Liability Company Agreement of SSA Terminal LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended June 30, 2012).

10.13

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

10.16*	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10-K for the year ended December 31, 2014).

10.17*	Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated January 29, 2013).

10.18*	Form of Matson, Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated January 29, 2013).

10.19*	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S-8 dated October 26, 2012).

10.20*	Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 of Matson’s Form S-8 dated October 26, 2012).

10.21*	Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 of Matson’s Form S-8 dated October 26, 2012).

10.22*	Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 of Matson’s Form S-8 dated October 26, 2012).

10.23*	Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 of Matson’s Form S-8 dated October 26, 2012).

10.24*	Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 of Matson’s Form S-8 dated October 26, 2012).

10.25*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.20 of Matson’s Form 10-K for the year ended December 31, 2013).

10.26*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10-K for the year ended December 31, 2013).

10.27*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S-8 dated October 26, 2012).

10.28*	Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S-8 dated October 26, 2012).

10.29*	Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.30*	Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S-8 dated June 6, 2012).

10.31*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10-K for the year ended December 31, 2012).

10.32*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated August 28, 2014).

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

10.35*

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

10.37*

Amendment No. 2 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(liv) of Alexander &Baldwin, Inc.’s Form 10-K for the year ended December 31, 2011).

10.38*	Matson, Inc. Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.44 of Matson’s Form 10-K for the year ended December 31, 2012).

10.39*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10-K for the year ended December 31, 2012).

10.40*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10-K for the year ended December 31, 2014).

10.41*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated October 24, 2014).

10.42*	Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated October 24, 2014).

10.43*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated April 6, 2015).

10.44*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8-K dated April 6, 2015).

10.45*	Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10-K for the year ended December 31, 2012).

10.46*	Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10-K for the year ended December 31, 2012).

10.47*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10-K for the year ended December 31, 2012).

10.48

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10-K for the year ended December 31, 2013).

10.49

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10-K for the year ended December 31, 2013).

10.50

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10-K for the year ended December 31, 2013).

10.51

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.52	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.53

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10-Q for the quarter ended September 30, 2016).

10.54

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10-K for the year ended December 31, 2013).

10.55

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8-K dated November 11, 2014).

10.56*,**	Matson, Inc. 2016 Incentive Compensation Plan, amended as of October 25, 2017.

10.57*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10-K for the year ended December 31, 2016).

10.58*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10-K for the year ended December 31, 2016).

10.59

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10-K for the year ended December 31, 2016).

10.60*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees.

10.61*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees.

10.62*,**	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees.

10.63*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees.

10.64*	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.70 of Matson’s Form 10-K for the year ended December 31, 2016).

10.65	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees (incorporated by reference to Exhibit 10.71 of Matson’s Form 10-K for the year ended December 31, 2016).

10.66	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.72 of Matson’s Form 10-K for the year ended December 31, 2016).

10.67	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees (incorporated by reference to Exhibit 10.73 of Matson’s Form 10-K for the year ended December 31, 2016).

10.68*,**	Addendum to Award Agreements for Outstanding Equity Awards, effective as of October 25, 2017

21**	Matson, Inc. Subsidiaries as of February 1, 2018.

23**	Consent of Deloitte & Touche, LLP dated February 23, 2018.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*            Indicates management contract or compensatory plan or arrangement.

**          Filed herewith.

***        Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: February 23, 2018	/s/ Matthew J. Cox
Matthew J. Cox
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Cox	Chairman and Chief Executive Officer	February 23, 2018
Matthew J. Cox

/s/ W. Blake Baird	Director	February 23, 2018
W. Blake Baird

/s/ Michael J. Chun	Director	February 23, 2018
Michael J. Chun

/s/ Thomas B. Fargo	Director	February 23, 2018
Thomas B. Fargo

/s/ Stanley M. Kuriyama	Director	February 23, 2018
Stanley M. Kuriyama

/s/ Constance H. Lau	Director	February 23, 2018
Constance H. Lau

/s/ Jeffrey N. Watanabe	Director	February 23, 2018
Jeffrey N. Watanabe

/s/ Joel M. Wine	Senior Vice President and Chief Financial Officer	February 23, 2018
Joel M. Wine

/s/ Dale B. Hendler	Vice President and Controller (principal accounting officer)	February 23, 2018
Dale B. Hendler

*****