Form 10-K/A
period 2017-12-31
Matson, Inc.
filed 2018-04-23
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Matson, Inc. (the “Company”) is filing this Amendment No. 1  on Form 10‑K/A (the “Amendment”) to its Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (the “Original 10‑K”) filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2018 to include the financial statements and related notes of SSA Terminals, LLC (“SSAT”), an unconsolidated joint venture in which the Company holds a 35% equity ownership interest.  The Company accounts for its interest in SSAT using the equity method of accounting.

Rule 3‑09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50%-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1‑02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50%-or-less-owned person shall be filed.  SSAT met one of the significant subsidiary tests as described above for the Company’s fiscal year ended December 31, 2017.  Pursuant to Rule 3‑09(b), the separate audited financial statements for SSAT were not included in the Original 10‑K  because SSAT’s fiscal year ended later than the Company’s fiscal year.

Item 15 of the Original 10‑K is being amended to include as an exhibit the required financial statements for SSAT’s fiscal years ended January 31, 2018, 2017 and 2016.   In addition, Item 15 of the Original 10‑K is being amended to include the consent of the independent auditor of SSAT and certifications by our Chief Executive Officer and Chief Financial Officer.

No other changes have been made to the Original 10‑K other than as described above.   This Amendment does not reflect subsequent events occurring after the original filing date of the Original 10‑K or modify or update in any way disclosures made in the Original 10‑K.  Among other things, forward-looking statements made in the Original 10‑K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original 10‑K, and such forward-looking statements should be read in their historical context.   Accordingly, this Amendment should be read in conjunction with the Original 10‑K and our filings with the SEC made subsequent to the filing of the Original 10‑K on February 23, 2018.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

C.Exhibits Required by Item 601 of Regulation S-K

Exhibits not filed herewith are incorporated by reference to the exhibit number and previous filing shown in parentheses.  All previous exhibits were filed with the Securities and Exchange Commission in Washington, D.C.

Exhibits filed pursuant to the Securities Exchange Act of 1934 were filed under file number 001‑34187.  Shareholders may obtain copies of exhibits for a copying and handling charge of $0.15 per page by writing to, Corporate Secretary, Matson, Inc., 555 12th Street, Oakland, California 94607.

2	Plan of acquisition, reorganization, arrangement, liquidation or succession.

2.1

Agreement and Plan of Merger, dated as of November 11, 2014, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8‑K dated November 11, 2014).

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of February 13, 2015, by and among Matson Navigation Company, Inc., Hogan Acquisition Inc. and Horizon Lines, Inc. (incorporated by reference to Exhibit 2.1 of Matson’s Form 8‑K dated February 17, 2015).

2.3

Contribution, Assumption and Purchase Agreement, dated as of November 11, 2014, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Horizon Lines, Inc.’s Form 8‑K dated November 11, 2014).

2.4

Amendment No. 1 to the Contribution, Assumption and Purchase Agreement, dated as of May 29, 2015, by and among The Pasha Group, SR Holding LLC, Horizon Lines, Inc. and Sunrise Operations LLC (incorporated by reference to Exhibit 2.2 of Matson’s Form 10‑Q for the quarter ended June 30, 2015).

2.5

Membership Interest Purchase Agreement, dated as of July 18, 2016, by and between Matson Logistics, Inc. and Span Holdings, LLC (incorporated by reference to Exhibit 2.1 of Matson’s Form 8‑K dated July 18, 2016).

3	Articles of incorporation and bylaws.

3.1	Amended and Restated Articles of Incorporation of Matson, Inc. (incorporated by reference to Exhibit 3.1 of Matson’s Form 10‑Q for the quarter ended June 30, 2012).

3.2	Articles of Amendment to Change Corporate Name (incorporated by reference to Exhibit 4.2 of Matson’s Form S‑8 dated October 26, 2012).

3.3	Amended and Restated Bylaws of Matson, Inc. (as amended as of November 6, 2013) (incorporated by reference to Exhibit 3.1 of Matson’s Form 10‑Q for the quarter ended September 30, 2013).

10	Material contracts.

10.1

Amended and Restated Credit Agreement among Matson, Inc., Bank of America, N.A. as the Agent, and the lenders thereto, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated June 29, 2017).

10.2

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.2 of Matson’s Form 8‑K dated June 29, 2017).

10.3

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8‑K dated June 29, 2017).

10.4

Amendment to Third Amended and Restated Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.4 of Matson’s Form 8‑K dated June 29, 2017).

10.5

Amendment to Note Purchase Agreement among Matson, Inc. and the purchasers named therein, dated as of June 29, 2017 (incorporated by reference to Exhibit 10.5 of Matson’s Form 8‑K dated June 29, 2017).

10.6	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated December 21, 2016).

10.7

Third Amended and Restated Note Purchase and Private Shelf Agreement among Matson, Inc. and the purchasers party thereto, dated as of September 14, 2016 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated September 14, 2016).

10.8	Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated August 3, 2015).

10.9

Amendment to the Note Purchase Agreement among Matson, Inc. and the purchasers party thereto, dated as of July 30, 2015 (incorporated by reference to Exhibit 10.3 of Matson’s Form 8‑K dated August 3, 2015).

10.10

First Amendment to Note Purchase Agreement amount Matson, Inc. and the purchasers party thereto, dated as of October 1, 2015 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated October 2, 2015).

10.11	Note Purchase Agreement among Matson, Inc., and the purchasers party thereto, dated as of November 5, 2013 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated January 29, 2014).

10.12

Amended and Restated Limited Liability Company Agreement of SSA Terminal LLC by and between SSA Ventures, Inc. and Matson Ventures, Inc., dated as of April 24, 2002 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10‑Q for the quarter ended June 30, 2012).

10.13

Parent Company Agreement, dated as of April 24, 2002, by and among SSA Pacific Terminals, Inc., formerly known as Stevedoring Services of America, Inc., SSA Ventures, Inc., Matson Navigation Company, Inc. and Matson Ventures, Inc. (incorporated by reference to Exhibit 10.2 of Matson’s Form 10‑Q for the quarter ended June 30, 2012).

10.14

Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxvi) of Alexander & Baldwin, Inc.’s Form 10‑Q for the quarter ended September 30, 2004).

10.15

Amendment No. 1 dated September 21, 2007, to Security Agreement between Matson Navigation Company, Inc. and the United States of America, with respect to $55 million of Title XI ship financing bonds, dated July 29, 2004 (incorporated by reference to Exhibit 10.a.(xxx) of Alexander & Baldwin, Inc.’s Form 10‑Q for the quarter ended September 30, 2007).

10.16*	Matson, Inc. 2007 Incentive Compensation Plan, amended and restated, effective January 29, 2015 (incorporated by reference to Exhibit 10.13 of Matson’s Form 10‑K for the year ended December 31, 2014).

10.17*	Form of Notice of Performance Share Award Grant (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated January 29, 2013).

10.18*	Form of Matson, Inc. Performance Share Award Agreement (incorporated by reference to Exhibit 10.2 of Matson’s Form 8‑K dated January 29, 2013).

10.19*	Form of Notice of Stock Option Grant (incorporated by reference to Exhibit 99.2 to Matson’s Form S‑8 dated October 26, 2012).

10.20*	Form of Stock Option Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.3 of Matson’s Form S‑8 dated October 26, 2012).

10.21*	Form of Stock Option Agreement for Executive Employees (incorporated by reference to Exhibit 99.4 of Matson’s Form S‑8 dated October 26, 2012).

10.22*	Form of Notice of Time-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 99.5 of Matson’s Form S‑8 dated October 26, 2012).

10.23*	Form of Time-Based Restricted Stock Unit Agreement for Non-Executive Employees (incorporated by reference to Exhibit 99.6 of Matson’s Form S‑8 dated October 26, 2012).

10.24*	Form of Time-Based Restricted Stock Unit Agreement for Executive Employees (incorporated by reference to Exhibit 99.7 of Matson’s Form S‑8 dated October 26, 2012).

10.25*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.20 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.26*

Form of Amended and Restated Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.21 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.27*	Form of Anti-Dilution Adjustment Amendment to Restricted Stock Unit Award Agreements (incorporated by reference to Exhibit 99.10 of Matson’s Form S‑8 dated October 26, 2012).

10.28*	Form of Anti-Dilution Adjustment Amendment to Stock Option Agreements (incorporated by reference to Exhibit 99.11 of Matson’s Form S‑8 dated October 26, 2012).

10.29*	Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.4 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S‑8 dated June 6, 2012).

10.30*	Special Form of Stock Option Assumption Agreement (incorporated by reference to Exhibit 99.6 of Post-Effective Amendment No. 2 to Alexander & Baldwin, Inc.’s Form S‑8 dated June 6, 2012).

10.31*	Matson, Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.34 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.32*	Matson, Inc. Excess Benefits Plan, amended and restated effective August 27, 2014 (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated August 28, 2014).

10.33*

Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.b.1.(l) of Alexander & Baldwin, Inc.’s Form 10‑K for the year ended December 31, 2011).

10.34*

Matson, Inc. Executive Survivor/Retirement Benefit Plan (formerly known as the Alexander & Baldwin, Inc. Executive Survivor/Retirement Benefit Plan), amended and restated effective February 27, 2008 (incorporated by reference to Exhibit 10.b.1.(li) of Alexander &Baldwin, Inc.’s Form 10‑K for the year ended December 31, 2011).

10.35*

Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), amended and restated effective as of January 1, 2008 (incorporated by reference to Exhibit 10.b.1.(lii) of Alexander & Baldwin, Inc.’s Form 10‑K for the year ended December 31, 2011).

10.36*

Amendment No. 1 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of December 31, 2011 (incorporated by reference to Exhibit 10.b.1.(liii) of Alexander & Baldwin, Inc.’s Form 10‑K for the year ended December 31, 2011).

10.37*

Amendment No. 2 to the Matson, Inc. 1985 Supplemental Executive Retirement Plan (formerly known as the Alexander & Baldwin, Inc. 1985 Supplemental Executive Retirement Plan), effective as of January 1, 2012 (incorporated by reference to Exhibit 10.b.1.(liv) of Alexander &Baldwin, Inc.’s Form 10‑K for the year ended December 31, 2011).

10.38*	Matson, Inc. Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.44 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.39*	Form of Letter Agreement entered into with certain executive officers (incorporated by reference to Exhibit 10.45 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.40*	Schedule identifying executive officers who have entered into Form of Letter Agreement (incorporated by reference to Exhibit 10.42 of Matson’s Form 10‑K for the year ended December 31, 2014).

10.41*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated October 24, 2014).

10.42*	Letter Agreement Counter Party (incorporated by reference to Exhibit 10.2 of Matson’s Form 8‑K dated October 24, 2014).

10.43*	Form of Letter Agreement entered into with executive officer (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated April 6, 2015).

10.44*	Letter Agreement Counter Parties (incorporated by reference to Exhibit 10.2 of Matson’s Form 8‑K dated April 6, 2015).

10.45*	Matson, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.47 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.46*	Matson, Inc. Cash Incentive Plan (incorporated by reference to Exhibit 10.49 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.47*	Matson, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.51 of Matson’s Form 10‑K for the year ended December 31, 2012).

10.48

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.56 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.49

Shipbuilding Contract, by and between Aker Philadelphia Shipyard, Inc. and Matson Navigation Company, Inc., dated as of November 6, 2013 (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.57 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.50

Guaranty Agreement by Aker Philadelphia Shipyard ASA, in favor of Matson Navigation Company, Inc., dated as of November 6, 2013 (incorporated by reference to Exhibit 10.58 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.51

Contract for Construction of Two Vessels, dated as of August 25, 2016, by and between Matson Navigation Company, Inc. and National Steel and Shipbuilding Company (certain portions of this exhibit have been omitted pursuant to a confidential treatment request submitted to the Commission) (incorporated by reference to Exhibit 10.1 of Matson’s Form 10‑Q for the quarter ended September 30, 2016).

10.52	Purchaser’s Corporate Guaranty Agreement, by Matson, Inc., dated as of August 25, 2016 (incorporated by reference to Exhibit 10.2 of Matson’s Form 10‑Q for the quarter ended September 30, 2016).

10.53

Contractor’s Corporate Guaranty Agreement, by General Dynamics Corporation, dated as of August 25, 2016 (incorporated by reference to Exhibit 10.3 of Matson’s Form 10‑Q for the quarter ended September 30, 2016).

10.54

Form of Capital Construction Fund Agreement with Matson Navigation Company, as amended by Addendums No. 2, No. 5, No. 18, No. 20 and No. 31, thereto (incorporated by reference to Exhibit 10.60 of Matson’s Form 10‑K for the year ended December 31, 2013).

10.55

Form of Voting Agreement, dated as of November 11, 2014, among Matson Navigation Company, Inc. and certain holders of voting securities of Horizon Lines, Inc. (incorporated by reference to Exhibit 10.1 of Matson’s Form 8‑K dated November 11, 2014).

10.56*,**	Matson, Inc. 2016 Incentive Compensation Plan, amended as of October 25, 2017.

10.57*	Amended and Restated Matson, Inc. Cash Incentive Plan, effective January 1, 2016 (incorporated by reference to Exhibit 10.63 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.58*

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (No Deferral) (incorporated by reference to Exhibit 10.64 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.59

Form of 2016 Plan Restricted Stock Unit Award Agreement for Non-Employee Directors (Deferral Election) (incorporated by reference to Exhibit 10.65 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.60*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Non-Executive Employees.

10.61*,**	Form of 2016 Plan Time-Based Restricted Stock Unit Agreement for Executive Employees.

10.62*,**	Form of 2016 Plan Performance Share Award Agreement for Non-Executive Employees.

10.63*,**	Form of 2016 Plan Performance Share Award Agreement for Executive Employees.

10.64*	Form of Notice of 2016 Plan Performance Share Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.70 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.65	Form of Notice of 2016 Plan Performance Share Award Grant for Executive Employees (incorporated by reference to Exhibit 10.71 of Matson’s Form 10‑K for the year ended December 31, 2016).
10.66	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Non-Executive Employees (incorporated by reference to Exhibit 10.72 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.67	Form of Notice of 2016 Time-Based Restricted Stock Unit Award Grant for Executive Employees (incorporated by reference to Exhibit 10.73 of Matson’s Form 10‑K for the year ended December 31, 2016).

10.68*,**	Addendum to Award Agreements for Outstanding Equity Awards, effective as of October 25, 2017

21**	Matson, Inc. Subsidiaries as of February 1, 2018.

23.1**	Consent of Deloitte & Touche, LLP dated February 23, 2018.

23.2†	Consent of Ernst & Young dated April 23, 2018.

31.1**	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3†	Certification of Chief Executive Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4†	Certification of Chief Financial Officer, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2††	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1†	Audited Consolidated Financial Statements of SSAT for the years ended January 31, 2018, 2017 and 2016.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*      Indicates management contract or compensatory plan or arrangement.

**    Previously filed or furnished, as applicable, with the Original 10‑K on February 23, 2018.

†       Filed herewith.

††     Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MATSON, INC.
(Registrant)

Date: April 23, 2018	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and Chief Financial Officer