Form 10-Q
period 2018-03-31
Matson, Inc.
filed 2018-05-02
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares of common stock outstanding as of March 31, 2018: 42,654,359

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(In millions, except per-share amounts)	2018	2017
Operating Revenue:
Ocean Transportation	$379.3	$370.0
Logistics	132.1	104.4
Total Operating Revenue	511.4	474.4

Costs and Expenses:
Operating costs	(439.3)	(411.8)
Equity in income of Terminal Joint Venture	10.5	4.9
Selling, general and administrative	(53.9)	(50.3)
Total Costs and Expenses	(482.7)	(457.2)

Operating Income	28.7	17.2
Interest expense	(5.0)	(6.3)
Other income (expense), net	0.8	(0.8)
Income before Income Taxes	24.5	10.1
Income taxes	(10.3)	(3.1)
Net Income	$14.2	$7.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$14.2	$7.0
Other Comprehensive Income (Loss):
Amortization of prior service cost included in net periodic pension cost	(1.3)	(0.4)
Amortization of net loss included in net periodic pension cost	1.3	0.9
Other adjustments	0.2	0.2
Total Other Comprehensive Income	0.2	0.7
Comprehensive Income	$14.4	$7.7

Basic Earnings Per-Share:	$0.33	$0.16
Diluted Earnings Per-Share:	$0.33	$0.16

Weighted Average Number of Shares Outstanding:
Basic	42.6	43.0
Diluted	42.9	43.4

Cash Dividends Per-Share	$0.20	$0.19

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In millions)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$13.7	$19.8
Accounts receivable, net	209.1	194.6
Prepaid expenses and other assets	46.0	51.6
Total current assets	268.8	266.0
Long-term Assets:
Investment in Terminal Joint Venture	96.7	93.2
Property and equipment, net	1,215.0	1,165.7
Goodwill	323.7	323.7
Intangible assets, net	222.4	225.2
Deferred dry-docking costs, net	80.5	89.2
Other long-term assets	80.8	84.5
Total long-term assets	2,019.1	1,981.5
Total Assets	$2,287.9	$2,247.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$36.5	$30.8
Accounts payable	159.3	175.1
Accruals and other liabilities	79.8	80.4
Total current liabilities	275.6	286.3
Long-term Liabilities:
Long-term debt	867.1	826.3
Deferred income taxes	291.6	285.2
Other long-term liabilities	171.2	171.5
Total long-term liabilities	1,329.9	1,283.0
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.0	31.9
Additional paid in capital	288.1	289.7
Accumulated other comprehensive loss, net	(30.7)	(24.9)
Retained earnings	393.0	381.5
Total shareholders’ equity	682.4	678.2
Total Liabilities and Shareholders’ Equity	$2,287.9	$2,247.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$14.2	$7.0
Reconciling adjustments:
Depreciation and amortization	23.6	24.6
Deferred income taxes	6.4	2.9
Share-based compensation expense	2.7	2.6
Equity in income of Terminal Joint Venture	(10.5)	(4.9)
Distribution from Terminal Joint Venture	7.0	—
Other	(0.6)	(2.6)
Changes in assets and liabilities:
Accounts receivable, net	(14.5)	(8.4)
Deferred dry-docking payments	(4.6)	(15.1)
Deferred dry-docking amortization	9.2	11.5
Prepaid expenses and other assets	8.2	(1.1)
Accounts payable, accruals and other liabilities	(11.0)	(13.3)
Other long-term liabilities	(0.2)	0.8
Net cash provided by operating activities	29.9	4.0

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(57.7)	(1.3)
Other capital expenditures	(13.1)	(22.9)
Proceeds from disposal of property and equipment	1.0	—
Cash deposits into Capital Construction Fund	(53.5)	—
Withdrawals from Capital Construction Fund	53.5	—
Net cash used in investing activities	(69.8)	(24.2)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(2.5)	(2.6)
Proceeds from revolving credit facility	117.4	100.0
Repayments of revolving credit facility	(68.4)	(56.0)
Proceeds from issuance of capital stock	0.2	0.4
Dividends paid	(8.7)	(8.3)
Repurchase of Matson common stock	—	(0.7)
Tax withholding related to net share settlements of restricted stock units	(4.2)	(7.1)
Other	—	0.1
Net cash provided by financing activities	33.8	25.8

Net (Decrease) Increase in Cash and Cash Equivalents	(6.1)	5.6
Cash and Cash Equivalents, Beginning of the Period	19.8	13.9
Cash and Cash Equivalents, End of the Period	$13.7	$19.5

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$5.3	$6.5
Income tax paid, net of income tax refunds	$0.2	$0.4

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$0.7	$2.4

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

Logistics: Matson’s Logistics business is conducted through Matson Logistics, Inc. (“Matson Logistics”), a wholly-owned subsidiary of MatNav.  Established in 1987, Matson Logistics is an asset-light business that provides a variety of logistic services to its customers including: (i) multimodal transportation brokerage of domestic and international rail intermodal service, long-haul and regional highway trucking services, specialized hauling, flat-bed and project services, less-than-truckload services, and expedited freight services (collectively "Transportation Brokerage Services"); (ii) less-than-container load (“LCL”) consolidation and freight forwarding services (collectively “Freight Forwarding Services”); (iii) warehousing and distribution services; and (iv) supply chain management, non-vessel operating common carrier freight forwarding and other services.

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

The Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on February 23, 2018.

Fiscal Period:  The period end for Matson covered by this report is March 31, 2018.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in March, or March 30, 2018, for the first quarter 2018.

Significant Accounting Policies:    The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recognition of Revenues and Expenses:    Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Three Months Ended
	March 31,
Ocean Transportation (in millions) (1)	2018	2017
Ocean transportation services	$374.7	$365.0
Terminal and other related services	0.8	0.8
Fuel sales	2.1	2.5
Ship management services	1.7	1.7
Total	$379.3	$370.0

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

▪	Terminal and other related service revenues to third parties are recognized as the services are performed.
▪	Fuel sales revenue is recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
▪	Ship management services revenue and related costs are recognized in proportion to the services completed.

	Three Months Ended
	March 31,
Logistics (in millions) (1)	2018	2017
Transportation brokerage and freight forwarding services	$119.2	$92.3
Warehouse and distribution services	7.4	7.2
Supply chain management and other services	5.5	4.9
Total	$132.1	$104.4

(1)

Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories are denominated in foreign currencies.

▪

Logistics transportation brokerage and freight forwarding services revenue consists of amounts billed to customers for services provided.  The primary costs include third-party purchased transportation services, labor and equipment costs.  Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period.  Labor and other operating costs are expensed as incurred.  The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for the contractual relationship with the customer and has latitude in establishing prices.

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

The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial.  These expenses are included in selling, general and administration expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capital Construction Fund:    The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  As of March 31, 2018 and December 31, 2017, the following amounts related to the Company’s CCF:

	March 31,	December 31,
(In millions)	2018	2017
Capital Construction Fund:
Cash on deposit	$0.9	$0.9
Assigned accounts receivables	$135.7	$134.8

Cash on deposit in the CCF is held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the three months ended March 31, 2018, the Company deposited $53.5 million into the CCF, and made qualifying cash withdrawals of $53.5 million from the CCF, respectively.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable in the Condensed Consolidated Financial Statements due to the nature of the assignment.

Investment in Terminal Joint Venture:  The Company’s investment in the Terminal Joint Venture was $96.7 million and $93.2 million at March 31, 2018 and December 31, 2017, respectively.  Condensed income statement information (unaudited) for the Terminal Joint Venture for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended
	March 31,
Condensed Statements of Operating Income and Net Income (Unaudited) (in millions)	2018	2017
Operating revenue	$250.9	$196.7
Operating costs and expenses	(219.7)	(184.0)
Operating income	31.2	12.7
Net Income (1)	30.7	14.3
Company Share of Net Income	$10.5	$4.9

(1)	Includes earnings from equity method investments held by the Terminal Joint Venture less earnings allocated to non-controlling interests.

Income Taxes:  In connection with the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.3 million due to the application of an estimated 6.6 percent sequestration by the Internal Revenue Service (IRS) on alternative minimum tax (AMT) refunds for the years 2018 to 2021.  The adjustment increased income tax expense during the three months ended March 31, 2018 and is based on recent guidance issued by the IRS and interpretations of the Tax Act that are currently available.  The Company will continue to assess the impact of the Tax Act and any related interpretations, when issued, on the Company’s income tax estimates.  These and other factors could materially affect the Company’s financial condition or its future operating results.

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

New Accounting Pronouncements:    Revenues from Contracts with Customers (Topic 606), (“ASU 2014-09”): The Company has adopted ASU 2014-09 commencing the first quarter in 2018 using the modified retrospective method.  This method allows the Company to recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to retained earnings as of December 31, 2017.  Prior to adopting ASU 2014-09, the Company performed a review of its revenue contracts and evaluated the Company’s current accounting policies and procedures for recognizing revenues in the Company’s Consolidated Financial Statements, and compared these to the new requirements of ASU 2014-09.  In addition, the Company identified the performance obligations and consideration applicable under each contract.

Based upon our evaluation, the Company determined that the impact of adopting ASU 2014-09 is immaterial because the analysis of the Company’s contracts under ASU 2014-09 supports the recognition of revenue over time as the service is performed, which is consistent with the Company’s current revenue recognition accounting policy.  The majority of the Company’s contracts require the Company to provide ocean and logistics transportation services to its customers.  Such services are provided by the Company over a period of time, generally, when cargo is being delivered from source to destination point, or as the service is being performed.  Therefore, performance obligations are completed in a short period of time due to the nature of the services provided by the Company.  Under the new standard, revenues from the majority of the Company’s contracts will continue to be recognized over time as the customer simultaneously receives and consumes the benefit of these services as described in ASU 2014-09.  In addition, the identification of performance obligations and related consideration under the new standard is not materially different from our current accounting treatment.

Income Statement - Reporting Comprehensive Income (Topic 220), (“ASU 2018-02”):  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act.  The Company elected to early adopt ASU 2018-02 during the three months ended March 31, 2018, and recorded a reclassification adjustment of $6.0 million between accumulated other comprehensive income (loss) and retained earnings (see Note 7).

Leases (Topic 842), (“ASU 2016-02”):  ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating the implementation of this guidance.

Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU 2017-07”):  ASU 2017-07 requires employees that sponsor defined benefit pension and post-retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered, and that only the service cost component will be eligible for capitalization.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal.  The Company adopted ASU 2017-07 during the three months ended March 31, 2018, and recorded a retrospective reclassification adjustment of $(0.8) million from costs and expenses to other income (expenses) in the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2017.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment.  Accordingly, inter-segment revenue of $18.3 million and $16.9 million for the three months ended March 31, 2018 and 2017, respectively, have been eliminated from operating revenue in the table below.

Reportable segment results for the three months ended March 31, 2018 and 2017 consisted of the following:

	Three Months Ended
	March 31,
(In millions)	2018	2017
Operating Revenue:
Ocean Transportation	$379.3	$370.0
Logistics	132.1	104.4
Total Operating Revenue	$511.4	$474.4
Operating Income:
Ocean Transportation (1)	$24.5	$15.3
Logistics	4.2	1.9
Total Operating Income	28.7	17.2
Interest expense, net	(5.0)	(6.3)
Other income (expense), net	0.8	(0.8)
Income before Income Taxes	24.5	10.1
Income taxes	(10.3)	(3.1)
Net Income	$14.2	$7.0

(1)	Ocean Transportation segment information includes $10.5 million and $4.9 million of equity in income from the Terminal Joint Venture for the three months ended March 31, 2018 and 2017, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
(In millions)	2018	2017
Cost:
Vessels	$1,440.9	$1,433.6
Containers and equipment	538.2	543.0
Terminal facilities and other property	65.8	64.8
Vessel construction in progress	434.3	376.6
Other construction in progress	29.1	26.2
Total Property and Equipment	2,508.3	2,444.2
Less: Accumulated Depreciation	(1,293.3)	(1,278.5)
Total Property and Equipment, net	$1,215.0	$1,165.7

Vessel construction in progress relates to progress payments for the construction of four new vessels to be used within the Hawaii service, capitalized owners’ items and capitalized interest.  Capitalized interest was $14.1 million and $10.4 million at March 31, 2018 and December 31, 2017, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment at both March 31, 2018 and December 31, 2017 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$218.5	$105.2	$323.7

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
(In millions)	2018	2017
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(35.6)	(32.8)
Total Customer Relationships, net	195.1	197.9
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$222.4	$225.2

6.          DEBT

Debt at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
(In millions)	2018	2017
Private Placement Term Loans:
5.79%, payable through 2020	$17.5	$17.5
3.66%, payable through 2023	50.1	50.1
4.16%, payable through 2027	49.8	49.8
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	35.1	35.1
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	73.2	73.2
Title XI Bonds:
5.34%, payable through 2028	23.1	24.2
5.27%, payable through 2029	25.3	26.4
Revolving credit facility	254.0	205.0
Capital leases	0.5	0.8
Total Debt	903.6	857.1
Less: Current portion	(36.5)	(30.8)
Total Long-term Debt	$867.1	$826.3

The Company’s debt is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Borrowings under the revolving credit facility are classified as long-term debt in the Condensed Consolidated Balance Sheets, as principal payments are not required until the maturity date of June 29, 2022.

As of March 31, 2018, the Company had $285.4 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 3.07 percent during the three months ended March 31, 2018.

7.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2018 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)
Net gain in prior service costs	—	—	—	—	—
Amortization of prior service cost	(0.4)	(0.9)	—	—	(1.3)
Amortization of net loss	0.9	0.3	0.1	—	1.3
Remeasurement adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2018	$(49.3)	$18.4	$(0.4)	$0.6	$(30.7)

(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act in accordance with ASU 2018-02.

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2017 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$18.1	$(0.4)	$0.1	$(23.6)
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.1	—	—	0.9
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2017	$(41.0)	$18.2	$(0.4)	$0.3	$(22.9)

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

The carrying value and fair value of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 were as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	March 31, 2018	Fair Value Measurements at March 31, 2018
Cash and cash equivalents	$13.7	$13.7	$13.7	$—	$—
CCF - cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	254.0	254.0	—	254.0	—
Fixed rate debt	649.6	633.6	—	633.6	—

(In millions)	December 31, 2017	Fair Value Measurements at December 31, 2017
Cash and cash equivalents	$19.8	$19.8	$19.8	$—	$—
CCF - cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	205.0	205.0	—	205.0	—
Fixed rate debt	652.1	651.4	—	651.4	—

9.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$14.2	42.6	$0.33	$7.0	43.0	$0.16
Effect of Dilutive Securities:		0.3	—		0.4	—
Diluted:	$14.2	42.9	$0.33	$7.0	43.4	$0.16

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

10.          SHARE-BASED COMPENSATION

During the three months ended March 31, 2018, the Company granted approximately 351,600 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $31.35.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.7 million and $2.6 million for the three months ended March 31, 2018 and 2017, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $19.6 million at March 31, 2018, and is expected to be recognized over a weighted-average period of 2.2 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.          PENSION AND POST-RETIREMENT PLANS

The Company sponsors qualified defined benefit pension and post-retirement plans (collectively, the “Plans”).  The following table provides the components of net periodic benefit cost (benefit) for the Plans for the three months ended March 31, 2018 and 2017:

	Pension Benefits		Post-retirement Benefits
	March 31,		March 31,
(In millions)	2018	2017	2018	2017
Components of Net Periodic Benefit Cost (Benefit):
Service cost	$1.1	$1.0	$0.2	$0.4
Interest cost	2.2	2.4	0.2	0.7
Expected return on plan assets	(3.4)	(3.4)	—	—
Amortization of net loss	1.1	1.2	0.4	0.3
Amortization of prior service credit	(0.6)	(0.6)	(0.9)	—
Net periodic benefit cost	$0.4	$0.6	$(0.1)	$1.4

******

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and related notes, and other financial information appearing elsewhere in this Quarterly Report on Form 10‑Q.

FORWARD-LOOKING STATEMENTS

Except for historical information, the statements made in this Quarterly Report on Form 10-Q are forward-looking statements made pursuant to the safe-harbor provisions of the Private Security Litigation Reform Act of 1995.  Such forward-looking statements may be contained in, among other things, SEC filings, such as reports on Forms 10-K, 10-Q and 8-K, the Annual Report to Shareholders, press releases made by the Company, the Company’s Internet Websites (including Websites of its subsidiaries), and oral statements made by officers of the Company.

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part I, Item 1A, “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2017.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a discussion of the Company’s financial condition, results of operations, liquidity and certain other factors that may affect its future results from the perspective of management.  The discussion that follows is intended to provide information that will assist in understanding the changes in the Company’s financial statements from period to period, the primary factors that accounted for those changes, and how certain accounting principles, policies and estimates affect the Company’s financial statements.  MD&A is provided as a supplement to the Condensed Consolidated Financial Statements and notes herein, and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, the Company’s reports on Forms 10-Q and 8-K, and other publicly available information.

BUSINESS OUTLOOK

Ocean Transportation: The Company’s container volume in the Hawaii service in the first quarter 2018 was 1.9 percent lower year-over-year due primarily to lower eastbound volume as westbound volume was essentially flat.  The Hawaii economy continues to be strong, supported primarily by healthy tourism activity and low unemployment.  The Company expects flat-to-modest volume growth in 2018, reflecting a solid Hawaii economy and stable market share.

In China, the Company’s container volume in the first quarter 2018 was 22.2 percent lower year-over-year largely due to two fewer sailings and lower volume during the Lunar New Year period.  Matson continued to realize a sizeable rate premium in the first quarter 2018 and achieved average freight rates moderately higher than the first quarter 2017.  For 2018, the Company expects pricing to remain as favorable and to approximate the average rate achieved in 2017 and volume to be modestly lower compared to the levels achieved in 2017.

In Guam, as expected, the Company’s container volume in the first quarter 2018 was lower on a year-over-year basis, the result of competitive losses.  For 2018, the Company expects a heightened competitive environment and lower volume than the levels achieved in 2017.

In Alaska, the Company’s container volume for the first quarter 2018 was 10.1 percent higher year-over-year, primarily due to an increase in northbound volume mainly related to the dry-docking of a competitor’s vessel and one additional sailing.  For 2018, the Company expects volume to be modestly higher than the level achieved in 2017 with improvement in northbound volume, partially offset by lower southbound seafood-related volume due to a moderation from the very strong seafood harvest levels in 2017.

As a result of the first quarter performance and the outlook trends noted above, the Company expects full year 2018 Ocean Transportation operating income to be modestly higher than the $128.8 million achieved in 2017.  In the second quarter 2018, the Company expects Ocean Transportation operating income to approach the level achieved in the second quarter 2017.

Logistics: In the first quarter 2018, operating income for the Company’s Logistics segment was $2.3 million higher compared to the operating income achieved in the first quarter 2017 due to improved performance across almost all of the service lines.  For 2018, the Company expects Logistics operating income to be moderately higher than the $20.6 million achieved in 2017.  In the second quarter 2018, the Company expects operating income to be moderately higher than the level achieved in the second quarter 2017.

Depreciation and Amortization: For the full year 2018, the Company expects depreciation and amortization expense to be approximately $132 million, inclusive of dry-docking amortization of approximately $36 million.

EBITDA: The Company expects full year 2018 EBITDA to be lower than the $296.0 million achieved in 2017.

Interest Expense: The Company expects interest expense for the full year 2018 to be approximately $23 million.

Income Tax Expense:  In the first quarter 2018, the Company’s effective tax rate was 42.0 percent, which includes a non-cash tax adjustment of $3.3 million resulting from a reduction in the alternative minimum tax receivable under the Tax Cuts and Jobs Act.  For the balance of 2018, the Company expects its effective tax rate to be approximately 28 percent.

Capital and Vessel Dry-docking Expenditures:  In the first quarter 2018, the Company made maintenance capital expenditure payments of $13.1 million, capitalized vessel construction expenditures of $57.7 million, and dry-docking payments of $4.6 million.  For the full year 2018, the Company expects to make maintenance capital expenditure payments of approximately $68 million, vessel construction expenditures (inclusive of capitalized interest and owner’s items) of approximately $388 million, and dry-docking payments of approximately $18 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended March 31, 2018, compared with 2017:

	Three Months Ended March 31,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$511.4	$474.4	$37.0	7.8%
Operating costs and expenses	(482.7)	(457.2)	(25.5)	5.6%
Operating income	28.7	17.2	11.5	66.9%
Interest expense	(5.0)	(6.3)	1.3	(20.6)%
Other income (expense), net	0.8	(0.8)	1.6	(200.0)%
Income before income taxes	24.5	10.1	14.4	142.6%
Income taxes	(10.3)	(3.1)	(7.2)	232.3%
Net income	$14.2	$7.0	$7.2	102.9%
Basic earnings per-share	$0.33	$0.16	$0.17	106.3%
Diluted earnings per-share	$0.33	$0.16	$0.17	106.3%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was due to increased interest expense due to higher average debt borrowings, offset by a higher amount of capitalized interest.

Income tax expense was $10.3 million or 42.0 percent of income before income taxes for the three months ended March 31, 2018, compared to $3.1 million or 30.7 percent of income before income taxes for the three months ended March 31, 2017.  The increase in the effective income tax rate during the three months ended March 31, 2018, was primarily due to the recording of a non-cash tax adjustment of $3.3 million due to an application of an estimated 6.6 percent sequestration by the Internal Revenue Service (IRS) on alternative minimum tax (AMT) refunds.  Excluding the impact of this adjustment, the income tax rate for the three months ended March 31, 2018, would have been 28.6 percent, which is lower than the tax rate for the three months ended March 31, 2017, as a result of applying the tax law changes resulting from the Tax Act.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended March 31, 2018, compared with 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$379.3	$370.0	$9.3	2.5%
Operating costs and expenses	(354.8)	(354.7)	(0.1)	0.0%
Operating income	$24.5	$15.3	$9.2	60.1%
Operating income margin	6.5%	4.1%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	35,700	36,400	(700)	(1.9)%
Hawaii automobiles	16,800	13,800	3,000	21.7%
Alaska containers	17,400	15,800	1,600	10.1%
China containers	11,900	15,300	(3,400)	(22.2)%
Guam containers	4,900	5,400	(500)	(9.3)%
Other containers (2)	3,100	2,100	1,000	47.6%

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

Ocean Transportation revenue increased $9.3 million, or 2.5 percent, during the three months ended March 31, 2018, compared with the three months ended March 31, 2017.  This increase was primarily due to higher fuel surcharge revenue and higher volume in Alaska, partially offset by lower volume in China and lower revenue in Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 1.9 percent primarily due to lower eastbound volume; Alaska volume increased by 10.1 percent primarily due to an increase in northbound volumes mainly related to the dry-docking of a competitor’s vessel and one additional sailing; China volume was 22.2 percent lower primarily due to two fewer sailings and lower volume during the Lunar New Year period; and Guam volume was 9.3 percent lower due to increased competition.

Ocean Transportation operating income increased $9.2 million during the three months ended March 31, 2018, compared with the three months ended March 31, 2017.  This increase was primarily due to the favorable timing of fuel surcharge collections, lower vessel operating costs, a higher contribution from SSAT, and higher Alaska volume, partially offset by lower volume in China, lower revenue from Guam and higher terminal handling costs.

The Company’s SSAT terminal joint venture investment contributed $10.5 million during the three months ended March 31, 2018, compared to a $4.9 million contribution during the three months ended March 31, 2017.  The increase was nearly equally attributable to improved lift volume and one-time items.

Logistics Operating Results: Three months ended March 31, 2018, compared with 2017:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Change
Logistics Revenue	$132.1	$104.4	$27.7	26.5%
Operating costs and expenses	(127.9)	(102.5)	(25.4)	24.8%
Operating income	$4.2	$1.9	$2.3	121.1%
Operating income margin	3.2%	1.8%

Logistics revenue increased $27.7 million, or 26.5 percent, during the three months ended March 31, 2018, compared with the three months ended March 31, 2017.  This increase was primarily due to higher highway and intermodal brokerage revenue.

Logistics operating income increased $2.3 million for the three months ended March 31, 2018 compared with the three months ended March 31, 2017.  The increase was due primarily to higher contributions from highway brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at March 31, 2018, compared to December 31, 2017 were as follows:

	March 31,	December 31,
(In millions)	2018	2017	Change
Cash and cash equivalents	$13.7	$19.8	$(6.1)
Accounts receivable, net (1)	$209.1	$194.6	$14.5
CCF - cash on deposit	$0.9	$0.9	$—

(1)

As of March 31, 2018 and December 31, 2017, $135.7 million and $134.8 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of March 31, 2018, the Company had $285.4 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the three months ended March 31, 2018, compared to the three months ended March 31, 2017 were as follows:

	Three Months Ended March 31,
(In millions)	2018	2017	Change
Net cash provided by operating activities (1)	$29.9	$4.0	$25.9
Net cash used in investing activities (2)	(69.8)	(24.2)	(45.6)
Net cash provided by financing activities (3)	33.8	25.8	8.0
Net (decrease) increase in cash and cash equivalents	(6.1)	5.6	(11.7)
Cash and cash equivalents, beginning of the year	19.8	13.9	5.9
Cash and cash equivalents, end of the year	$13.7	$19.5	$(5.8)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were due to the following:

(In millions)	Change
Net income from operations	$7.2
Non-cash deferred income taxes	3.5
Other non-cash related changes, net	(6.8)
Distributions from Terminal Joint Venture	7.0
Deferred dry-docking payments	10.5
Accounts receivable, net	(6.1)
Prepaid expenses and other assets	9.3
Accounts payable, accruals and other liabilities	2.3
Other long-term liabilities	(1.0)
Total	$25.9

Distributions received from the Company’s Terminal Joint Venture for the three months ended March 31, 2018 were $7.0 million, compared to no distributions received during the three months ended March 31, 2017.  Deferred dry-docking payments decreased during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to fewer vessels in dry-docking during the period.  Changes in accounts receivable were due to the timing of billings and collections.  Changes in prepaid expenses and other assets primarily relates to the timing of insurance prepayments and a reduction in income tax receivable.  Changes in accounts payable, accruals and other liabilities were due to the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$(56.4)
Other capital expenditures	9.8
Proceeds from disposal of property and equipment, net	1.0
Total	$(45.6)

Vessel construction expenditures including capitalized interest were $57.7 million during the three months ended March 31, 2018, compared to $1.3 million during the three months ended March 31, 2017, and relate to the construction of four new vessels for the Hawaii service.  Other capital expenditures decreased to $13.1 million during the three months ended March 31, 2018, compared to $22.9 million during the three months ended March 31, 2017.  The decrease was primarily due to lower capital expenditures incurred during 2018 due to the timing of capital projects.

(3) Change in net cash used in financing activities:

Changes in net cash used in financing activities for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, were due to the following:

(In millions)	Change
Repayments of debt and capital leases	$0.1
Increase in borrowings under revolving credit facility, net	5.0
Repurchase of Matson common stock	0.7
Dividends paid	(0.4)
Change in other payments, net	2.6
Total	$8.0

During the three months ended March 31, 2018, net borrowings under the Company’s revolving credit facility was $49.0 million, compared to $44.0 million for the three months ended March 31, 2017.  Borrowings from the Company’s revolving credit facility were primarily used to fund progress payments related to the construction of four new vessels for the Hawaii service.  During the three months ended March 31, 2018, the Company paid $8.7 million in dividends compared to $8.3 million during the three months ended March 31, 2017.  During the three months ended March 31, 2017, the Company paid $0.7 million in the repurchase of Matson common stock.  There was no repurchases of any Matson common stock during the three months ended March 31, 2018.

Working Capital: The Company had a working capital deficiency of $6.8 million and $20.3 million at March 31, 2018 and 2017, respectively.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference, except as described below.

		Payment Due By Period
Contractual Obligations (in millions)	2018	2019-2020	2021-2022	Thereafter	Total
Construction of vessels (1)	$345.3	$217.2	$—	$—	$562.5

(1)

The amounts shown above for construction of vessels represents the revised timing and amount of the remaining contractual obligations at December 31, 2017 related to the two Aloha Class and two Kanaloa Class vessels to be used in the Hawaii service that are described in Part I, Item 1 “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The 2018 amount includes $53.4 million of capitalized vessel construction expenditures (excluding owners items and capitalized interest) paid by the Company during the three months ended March 31, 2018.  Actual timing and amounts of future payments are subject to change and may be materially different from the amounts estimated by the Company as shown above.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER MATTERS

The Company’s first quarter 2018 cash dividend of $0.20 per-share was paid on March 1, 2018 to shareholders of record as of February 8, 2018.  On April 26, 2018, the Company’s Board of Directors declared a cash dividend of $0.20 per-share payable on June 7, 2018 to shareholders of record as of the close of business on May 10, 2018.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk position from the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases:  On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares can be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  During the quarter ended March 31, 2018, no shares were repurchased, excluding shares withheld for employee taxes upon vesting of share-based awards.  The maximum number of remaining shares that may be purchased under the share repurchase program was 1,151,288 as of March 31, 2018.

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

MATSON, INC.
(Registrant)

Date: May 2, 2018	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: May 2, 2018	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(Principal Accounting Officer)