Form 10-Q
period 2018-06-30
Matson, Inc.
filed 2018-08-01
CIK 3453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of June 30, 2018: 42,697,456

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per-share amounts)	2018	2017	2018	2017
Operating Revenue:
Ocean Transportation	$406.6	$392.7	$785.9	$762.7
Logistics	150.5	119.8	282.6	224.2
Total Operating Revenue	557.1	512.5	1,068.5	986.9

Costs and Expenses:
Operating costs	(465.9)	(422.4)	(905.2)	(834.2)
Equity in income of Terminal Joint Venture	9.1	6.9	19.6	11.8
Selling, general and administrative	(54.3)	(50.0)	(108.2)	(100.3)
Total Costs and Expenses	(511.1)	(465.5)	(993.8)	(922.7)

Operating Income	46.0	47.0	74.7	64.2
Interest expense	(5.0)	(6.3)	(10.0)	(12.6)
Other income (expense), net	0.4	(1.1)	1.2	(1.9)
Income before Income Taxes	41.4	39.6	65.9	49.7
Income taxes	(8.8)	(15.6)	(19.1)	(18.7)
Net Income	$32.6	$24.0	$46.8	$31.0

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$32.6	$24.0	$46.8	$31.0
Other Comprehensive Income (Loss):
Net gain in prior service cost	—	0.1	—	0.1
Amortization of prior service cost	(1.1)	(0.3)	(2.4)	(0.7)
Amortization of net loss	0.5	1.2	1.8	2.1
Other adjustments	(0.3)	—	(0.1)	0.2
Total Other Comprehensive (Loss) Income	(0.9)	1.0	(0.7)	1.7
Comprehensive Income	$31.7	$25.0	$46.1	$32.7

Basic Earnings Per-Share:	$0.76	$0.56	$1.10	$0.72
Diluted Earnings Per-Share:	$0.76	$0.55	$1.09	$0.72

Weighted Average Number of Shares Outstanding:
Basic	42.7	43.1	42.6	43.1
Diluted	43.0	43.3	42.9	43.3

Cash Dividends Per-Share	$0.20	$0.19	$0.40	$0.38

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In millions)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$12.8	$19.8
Accounts receivable, net	221.7	194.6
Prepaid expenses and other assets	49.1	51.6
Total current assets	283.6	266.0
Long-term Assets:
Investment in Terminal Joint Venture	94.4	93.2
Property and equipment, net	1,307.1	1,165.7
Goodwill	323.7	323.7
Intangible assets, net	219.6	225.2
Deferred dry-docking costs, net	73.9	89.2
Other long-term assets	79.3	84.5
Total long-term assets	2,098.0	1,981.5
Total Assets	$2,381.6	$2,247.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$36.3	$30.8
Accounts payable	193.5	175.1
Accruals and other liabilities	85.7	80.4
Total current liabilities	315.5	286.3
Long-term Liabilities:
Long-term debt	896.2	826.3
Deferred income taxes	299.8	285.2
Other long-term liabilities	170.6	171.5
Total long-term liabilities	1,366.6	1,283.0
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.0	31.9
Additional paid in capital	291.2	289.7
Accumulated other comprehensive loss, net	(31.6)	(24.9)
Retained earnings	407.9	381.5
Total shareholders’ equity	699.5	678.2
Total Liabilities and Shareholders’ Equity	$2,381.6	$2,247.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$46.8	$31.0
Reconciling adjustments:
Depreciation and amortization	47.6	49.7
Deferred income taxes	14.6	11.0
Share-based compensation expense	5.5	4.9
Equity in income of Terminal Joint Venture	(19.6)	(11.8)
Distribution from Terminal Joint Venture	17.5	7.0
Other	(0.6)	1.1
Changes in assets and liabilities:
Accounts receivable, net	(27.1)	(9.0)
Deferred dry-docking payments	(5.1)	(33.0)
Deferred dry-docking amortization	18.3	25.6
Prepaid expenses and other assets	3.0	(1.1)
Accounts payable, accruals and other liabilities	18.4	(9.4)
Other long-term liabilities	(0.2)	(2.6)
Net cash provided by operating activities	119.1	63.4

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(166.8)	(46.2)
Other capital expenditures	(25.5)	(37.1)
Proceeds from (payments for) disposal of property and equipment	11.0	(0.3)
Cash deposits into Capital Construction Fund	(198.3)	(12.2)
Withdrawals from Capital Construction Fund	199.2	43.4
Net cash used in investing activities	(180.4)	(52.4)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(14.6)	(15.0)
Proceeds from revolving credit facility	268.9	155.0
Repayments of revolving credit facility	(178.9)	(125.0)
Proceeds from issuance of capital stock	0.5	0.4
Dividends paid	(17.3)	(16.5)
Repurchase of Matson common stock	—	(1.3)
Tax withholding related to net share settlements of restricted stock units	(4.3)	(7.2)
Net cash provided by financing activities	54.3	(9.6)

Net (Decrease) Increase in Cash and Cash Equivalents	(7.0)	1.4
Cash and Cash Equivalents, Beginning of the Period	19.8	13.9
Cash and Cash Equivalents, End of the Period	$12.8	$15.3

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$8.9	$12.8
Income tax paid, net of income tax refunds	$4.2	$(0.3)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$0.8	$1.1
Accrued dividends	$9.0	$8.7

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

Fiscal Period:  The period end for Matson covered by this report is June 30, 2018.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in June, or June 29, 2018, for the second quarter 2018.

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

Recognition of Revenues and Expenses:    Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Ocean Transportation (in millions) (1)	2018	2017	2018	2017
Ocean transportation services	$401.2	$388.2	$775.9	$753.2
Terminal and other related services	0.5	0.8	1.3	1.6
Fuel sales	3.1	2.0	5.2	4.5
Ship management services	1.8	1.7	3.5	3.4
Total	$406.6	$392.7	$785.9	$762.7

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

▪	Terminal and other related service revenues to third parties are recognized as the services are performed.
▪	Fuel sales revenue is recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
▪	Ship management services revenue and related costs are recognized in proportion to the services completed.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Logistics (in millions) (1)	2018	2017	2018	2017
Transportation brokerage and freight forwarding services	$136.4	$106.9	$255.6	$199.2
Warehouse and distribution services	7.8	7.3	15.2	14.5
Supply chain management and other services	6.3	5.6	11.8	10.5
Total	$150.5	$119.8	$282.6	$224.2

(1)

Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories are denominated in foreign currencies.

▪

Logistics transportation brokerage and freight forwarding services revenue consists of amounts billed to customers for services provided.  The primary costs include third-party purchased transportation services, labor and equipment costs.  Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period.  Labor and other operating costs are expensed as incurred.  The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.

▪

Logistics warehousing and distribution services revenue consists of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise.  Storage revenue is recognized in the month the service is provided to the customer.  Storage expenses are recognized as incurred.  Other warehousing and distribution services revenue and expense are recognized in proportion to the services performed.

▪	Supply chain management and other services revenue and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed.  Revenue is deferred when services are paid in advance by the customer.  The Company’s receivables are classified as short-term as collection terms are for periods of less than one year.

The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial.  These expenses are included in selling, general and administration expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capital Construction Fund:    The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  As of June 30, 2018 and December 31, 2017, the following amounts related to the Company’s CCF:

	June 30,	December 31,
(In millions)	2018	2017
Capital Construction Fund:
Cash on deposit	$—	$0.9
Assigned accounts receivables	$124.7	$134.8

Cash on deposit in the CCF is held in a money market account and classified as long-term assets in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the six months ended June 30, 2018 and 2017, the Company deposited $198.3 million and $12.2 million into the CCF, respectively, and made qualifying cash withdrawals of $199.2 million and $43.4 million from the CCF, respectively.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable in the Condensed Consolidated Financial Statements due to the nature of the assignment.

Investment in Terminal Joint Venture:  The Company’s investment in the Terminal Joint Venture was $94.4 million and $93.2 million at June 30, 2018 and December 31, 2017, respectively.  Condensed income statement information (unaudited) for the Terminal Joint Venture for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Statements of Operating Income and Net Income (unaudited) (in millions)	2018	2017	2018	2017
Operating revenue	$266.1	$214.1	$517.0	$410.8
Operating costs and expenses	(240.4)	(194.0)	(460.1)	(378.0)
Operating income	25.7	20.1	56.9	32.8
Net Income (1)	24.3	19.5	55.0	33.8
Company Share of Net Income	$9.1	$6.9	$19.6	$11.8

(1)	Includes earnings from equity method investments held by the Terminal Joint Venture less earnings allocated to non-controlling interests.

Income Taxes:    In connection with the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment that decreased income tax expense by $0.2 million for the three months ended June 30, 2018, and increased income tax expense by $3.1 million for the six months ended June 30, 2018.  These adjustments were due to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds for the years 2018 to 2021, and were based on new guidance issued by the Internal Revenue Service and emerging interpretations of the Tax Act.

The Company continues to assess the impact of the Tax Act and any related interpretations, when issued, on the Company’s income tax estimates.  These and other factors could materially affect the Company’s financial condition or its future operating results.

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

New Accounting Pronouncements:    Revenues from Contracts with Customers (Topic 606) (“ASU 2014-09”): The Company adopted ASU 2014-09 during the three months ended March 31, 2018 using the modified retrospective method.  This method allowed the Company to recognize the cumulative effect of initially applying ASU 2014-09 as an adjustment to retained earnings as of December 31, 2017.  Prior to adopting ASU 2014-09, the Company performed a review of its revenue contracts and evaluated the Company’s current accounting policies and procedures for recognizing revenues in the Company’s Consolidated Financial Statements, and compared these to the new requirements of ASU 2014-09.  In addition, the Company identified the performance obligations and consideration applicable under each contract.

Based upon this evaluation, the Company determined that the impact of adopting ASU 2014-09 was immaterial because the analysis of the Company’s contracts under ASU 2014-09 supports the recognition of revenue over time as the service is performed, which is consistent with the Company’s current revenue recognition accounting policy.  The majority of the Company’s contracts require the Company to provide ocean and logistics transportation services to its customers.  Such services are provided by the Company over a period of time, generally, when cargo is being delivered from source to destination point, or as the service is being performed.  Therefore, performance obligations are completed in a short period of time due to the nature of the services provided by the Company.  Under the new standard, revenues from the majority of the Company’s contracts will continue to be recognized over time as the customer simultaneously receives and consumes the benefit of these services as described in ASU 2014-09.  In addition, the identification of performance obligations and related consideration under the new standard is not materially different from our current accounting treatment.

Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”):  ASU 2018-02 allows a reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act.  The Company elected to adopt early ASU 2018-02 during the three months ended March 31, 2018, and recorded a reclassification adjustment of $6.0 million between accumulated other comprehensive income (loss) and retained earnings (see Note 7).

Compensation – Retirement Benefits (Topic 715), Improving the Presentation of Net Periodic Pension Cost and Benefit Cost (“ASU 2017-07”):  ASU 2017-07 requires employers that sponsor defined benefit pension and post-retirement plans to present the service cost component of net benefit cost in the same income statement line item as other employee compensation costs arising from services rendered, and that only the service cost component will be eligible for capitalization.  The other components of the net periodic benefit cost must be presented separately from the line item that includes the service cost component and outside of the income from operations subtotal.

The Company adopted ASU 2017-07 during the three months ended March 31, 2018.  To conform prior period amounts to current period presentation as required by ASU 2017-07, the Company recorded retrospective adjustments and reclassified $1.1 million and $1.9 million of expenses from operating costs to other income (expense) in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2017, respectively.  There was no change to income before income taxes for all periods presented as a result of adopting ASU 2017-07.

Leases (Topic 842) (“ASU 2016-02”):  ASU 2016-02 requires lessees to record most leases on their balance sheets but recognize the expenses in their income statements in a manner similar to current practice.  ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments, and a right-of-use asset for the underlying leased asset for the period of the lease term.  The new standard is effective for interim and annual periods beginning after December 15, 2018 and early adoption is permitted.  The Company is in the process of evaluating the implementation of this guidance.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment.  Accordingly, inter-segment revenue of $26.8 million and $21.7 million for the three months ended June 30, 2018 and 2017, and $45.1 million and $38.6 million for the six months ended June 30, 2018 and 2017, respectively, have been eliminated from operating revenue in the table below.

Reportable segment results for the three and six months ended June 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions)	2018	2017	2018	2017
Operating Revenue:
Ocean Transportation	$406.6	$392.7	$785.9	$762.7
Logistics	150.5	119.8	282.6	224.2
Total Operating Revenue	$557.1	$512.5	$1,068.5	$986.9
Operating Income:
Ocean Transportation (1)	$36.5	$40.0	$61.0	$55.3
Logistics	9.5	7.0	13.7	8.9
Total Operating Income	46.0	47.0	74.7	64.2
Interest expense, net	(5.0)	(6.3)	(10.0)	(12.6)
Other income (expense), net	0.4	(1.1)	1.2	(1.9)
Income before Income Taxes	41.4	39.6	65.9	49.7
Income taxes	(8.8)	(15.6)	(19.1)	(18.7)
Net Income	$32.6	$24.0	$46.8	$31.0

(1)

Ocean Transportation segment information includes $9.1 million and $6.9 million of equity in income from the Terminal Joint Venture for the three months ended June 30, 2018 and 2017, and $19.6 million and $11.8 million for the six months ended June 30, 2018 and 2017, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
(In millions)	2018	2017
Cost:
Vessels	$1,442.1	$1,433.6
Containers and equipment	530.2	543.0
Terminal facilities and other property	65.9	64.8
Vessel construction in progress	543.4	376.6
Other construction in progress	35.8	26.2
Total Property and Equipment	2,617.4	2,444.2
Less: Accumulated Depreciation	(1,310.3)	(1,278.5)
Total Property and Equipment, net	$1,307.1	$1,165.7

Vessel construction in progress relates to progress payments for the construction of four new vessels to be used within the Hawaii service, capitalized owners’ items and capitalized interest.  Capitalized interest included in vessel construction in progress was $18.6 million and $10.4 million at June 30, 2018 and December 31, 2017, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment at both June 30, 2018 and December 31, 2017 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$218.5	$105.2	$323.7

Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
(In millions)	2018	2017
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(38.4)	(32.8)
Total Customer Relationships, net	192.3	197.9
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$219.6	$225.2

6.          DEBT

Debt at June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
(In millions)	2018	2017
Private Placement Term Loans:
5.79%, payable through 2020	$14.0	$17.5
3.66%, payable through 2023	45.6	50.1
4.16%, payable through 2027	47.1	49.8
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	33.9	35.1
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	73.2	73.2
Title XI Bonds:
5.34%, payable through 2028	23.1	24.2
5.27%, payable through 2029	25.3	26.4
Revolving credit facility	295.0	205.0
Capital leases	0.3	0.8
Total Debt	932.5	857.1
Less: Current portion	(36.3)	(30.8)
Total Long-term Debt	$896.2	$826.3

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

As of June 30, 2018, the Company had $236.3 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 3.33 percent during the three months ended June 30, 2018.

7.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2018 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)
Amortization of prior service cost	(0.4)	(0.9)	—	—	(1.3)
Amortization of net loss	0.9	0.3	0.1	—	1.3
Remeasurement adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2018	(49.3)	18.4	(0.4)	0.6	(30.7)
Amortization of prior service cost	(0.5)	(0.5)	(0.1)	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	(0.7)	0.5
Other adjustments	—	—	—	(0.3)	(0.3)
Balance at June 30, 2018	$(48.9)	$18.1	$(0.4)	$(0.4)	$(31.6)

(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act in accordance with ASU 2018-02.

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2017 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2016	$(41.4)	$18.1	$(0.4)	$0.1	$(23.6)
Amortization of prior service cost	(0.4)	—	—	—	(0.4)
Amortization of net loss	0.8	0.1	—	—	0.9
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2017	(41.0)	18.2	(0.4)	0.3	(22.9)
Net gain in prior service cost	—	—	—	0.1	0.1
Amortization of prior service cost	(0.3)	—	—	—	(0.3)
Amortization of net loss	0.8	0.3	0.1	—	1.2
Balance at June 30, 2017	$(40.5)	$18.5	$(0.3)	$0.4	$(21.9)

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

The carrying value and fair value of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 were as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	June 30, 2018	Fair Value Measurements at June 30, 2018
Cash and cash equivalents	$12.8	$12.8	$12.8	$—	$—
Variable rate debt	295.0	295.0	—	295.0	—
Fixed rate debt	637.5	616.3	—	616.3	—

(In millions)	December 31, 2017	Fair Value Measurements at December 31, 2017
Cash and cash equivalents	$19.8	$19.8	$19.8	$—	$—
CCF - cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	205.0	205.0	—	205.0	—
Fixed rate debt	652.1	651.4	—	651.4	—

9.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$32.6	42.7	$0.76	$46.8	42.6	$1.10
Effect of Dilutive Securities:		0.3	—		0.3	(0.01)
Diluted:	$32.6	43.0	$0.76	$46.8	42.9	$1.09

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$24.0	43.1	$0.56	$31.0	43.1	$0.72
Effect of Dilutive Securities:		0.2	(0.01)		0.2	—
Diluted:	$24.0	43.3	$0.55	$31.0	43.3	$0.72

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

10.          SHARE-BASED COMPENSATION

During the three and six months ended June 30, 2018, the Company granted approximately 29,400 and 381,000 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $29.09 and $31.18, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.8 million and $2.3 million for the three months ended June 30, 2018 and 2017, and $5.5 million and $4.9 million for the six months ended

June 30, 2018 and 2017, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $17.4 million at June 30, 2018, and is expected to be recognized over a weighted-average period of 2.0 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The following tables provide the components of net periodic benefit cost for the Company’s qualified defined benefit pension and post-retirement plans for the three and six months ended June 30, 2018 and 2017:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit):
Service cost	$1.1	$0.9	$0.1	$0.4
Interest cost	2.1	2.4	0.3	0.7
Expected return on plan assets	(3.4)	(3.4)	—	—
Amortization of net loss	1.3	1.3	0.4	0.3
Amortization of prior service credit	(0.6)	(0.5)	(0.9)	—
Net periodic benefit cost	$0.5	$0.7	$(0.1)	$1.4

	Pension Benefits		Post-retirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit):
Service cost	$2.2	$1.9	$0.3	$0.8
Interest cost	4.3	4.8	0.5	1.4
Expected return on plan assets	(6.8)	(6.8)	—	—
Amortization of net loss	2.4	2.5	0.8	0.6
Amortization of prior service credit	(1.2)	(1.1)	(1.8)	—
Net periodic benefit cost	$0.9	$1.3	$(0.2)	$2.8

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

BUSINESS OUTLOOK

Ocean Transportation: The Company’s container volume in the Hawaii service in the second quarter 2018 was flat year-over-year.  The Hawaii economy continues to be strong, supported primarily by healthy tourism activity and low unemployment.  The Company expects volume in 2018 to approximate the level achieved in 2017, reflecting a solid Hawaii economy and stable market share.

In China, the Company’s container volume in the second quarter 2018 was 5.9 percent lower year-over-year largely due to one less sailing.  Matson continued to realize a sizeable rate premium in the second quarter 2018 and achieved average freight rates modestly higher than the second quarter 2017.  For 2018, the Company expects pricing to approximate the average rate achieved in 2017 and volume to be modestly lower than the level achieved in 2017.

In Guam, as expected, the Company’s container volume in the second quarter 2018 was lower on a year-over-year basis, the result of competitive losses.  For 2018, the Company expects a heightened competitive environment and lower volume than the levels achieved in 2017.

In Alaska, the Company’s container volume for the second quarter 2018 was 0.6 percent lower year-over-year, primarily due to lower southbound volume as a result of a delayed start to the seafood season.  For 2018, the Company expects volume to be modestly higher than the level achieved in 2017 with improvement in northbound volume, partially offset by lower southbound seafood-related volume due to a moderation from the very strong seafood harvest levels in 2017.

As a result of the second quarter performance and the outlook trends noted above, the Company expects full year 2018 Ocean Transportation operating income to be modestly higher than the operating income of $126.4 million achieved in 2017.  In the third quarter 2018, the Company expects Ocean Transportation operating income to be modestly lower than the operating income of $51.0 million achieved in the third quarter 2017.

Logistics: In the second quarter 2018, operating income for the Company’s Logistics segment was $2.5 million higher compared to the operating income achieved in the second quarter 2017 due to improved performance across all of the service lines.  For the second half of 2018 in Logistics, the Company expects year-over-year improvement in operating income to approximate the year-over-year increase achieved in the first half of 2018.  In the third quarter 2018, the Company expects operating income to be moderately higher than the level achieved in the third quarter 2017.

Depreciation and Amortization: For the full year 2018, the Company expects depreciation and amortization expense to be approximately $132 million, inclusive of dry-docking amortization of approximately $36 million.

EBITDA: The Company expects full year 2018 EBITDA to be modestly lower than the $296.0 million achieved in 2017.

Other Income/(Expense): The Company expects full year 2018 other income/(expense) to be approximately $2.4 million, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense: The Company expects interest expense for the full year 2018 to be approximately $22 million.

Income Tax Expense:  In the second quarter 2018, the Company’s effective tax rate was 21.3 percent.  For the balance of 2018, the Company expects its effective tax rate to be approximately 28 percent.

Capital and Vessel Dry-docking Expenditures:  In the second quarter 2018, the Company made maintenance capital expenditure payments of $12.4 million, capitalized vessel construction expenditures of $109.1 million, and dry-docking payments of $0.5 million.  For the full year 2018, the Company expects to make maintenance capital expenditure payments of approximately $83 million, vessel construction expenditures (inclusive of capitalized interest and owner’s items) of approximately $388 million, and dry-docking payments of approximately $17 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended June 30, 2018, compared with 2017:

	Three Months Ended June 30,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$557.1	$512.5	$44.6	8.7%
Operating costs and expenses	(511.1)	(465.5)	(45.6)	9.8%
Operating income	46.0	47.0	(1.0)	(2.1)%
Interest expense	(5.0)	(6.3)	1.3	(20.6)%
Other income (expense), net	0.4	(1.1)	1.5	(136.4)%
Income before income taxes	41.4	39.6	1.8	4.5%
Income taxes	(8.8)	(15.6)	6.8	(43.6)%
Net income	$32.6	$24.0	$8.6	35.8%
Basic earnings per-share	$0.76	$0.56	$0.20	35.7%
Diluted earnings per-share	$0.76	$0.55	$0.21	38.2%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was due to increased interest expense offset by a higher amount of capitalized interest.

Other income was $0.4 million for the three months ended June 30, 2018, compared to other expense of $1.1 million for the three months ended June 30, 2017.  Changes in other income (expense) relate to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $8.8 million or 21.3 percent of income before income taxes for the three months ended June 30, 2018, compared to $15.6 million or 39.4 percent of income before income taxes for the three months ended June 30, 2017.  The decrease in the effective income tax rate during the three months ended June 30, 2018, was primarily due to applying the tax law changes resulting from the Tax Act which lowered the federal income tax rate from 35% to 21% commencing January 1, 2018.  The effective tax rate for the three months ended June 30, 2018 also benefited from other tax adjustments which further lowered the effective tax rate.  The effective tax rate for the three months ended June 30, 2017 was also impacted by non-deductible expenses.

Consolidated Results: Six months ended June 30, 2018, compared with 2017:

	Six Months Ended June 30,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$1,068.5	$986.9	$81.6	8.3%
Operating costs and expenses	(993.8)	(922.7)	(71.1)	7.7%
Operating income	74.7	64.2	10.5	16.4%
Interest expense	(10.0)	(12.6)	2.6	(20.6)%
Other income (expense), net	1.2	(1.9)	3.1	(163.2)%
Income before income taxes	65.9	49.7	16.2	32.6%
Income taxes	(19.1)	(18.7)	(0.4)	2.1%
Net income	$46.8	$31.0	$15.8	51.0%
Basic earnings per-share	$1.10	$0.72	$0.38	52.8%
Diluted earnings per-share	$1.09	$0.72	$0.37	51.4%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was due to increased interest expense offset by a higher amount of capitalized interest.

Other income was $1.2 million for the six months ended June 30, 2018, compared to other expense of $1.9 million for the six months ended June 30, 2017.  Changes in other income (expense) includes the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $19.1 million or 29.0 percent of income before income taxes for the six months ended June 30, 2018, compared to $18.7 million or 37.6 percent of income before income taxes for the six months ended June 30, 2017.  The decrease in the effective income tax rate during the six months ended June 30, 2018, was primarily due to applying the tax law changes resulting from the Tax Act which lowered the federal income tax rate from 35% to 21% commencing January 1, 2018.  The effective tax rate for the six months ended June 30, 2018 was also impacted by the recording of a non-cash tax adjustment of $3.1 million due to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds based on new guidance issued by the Internal Revenue Service and emerging interpretations of the Tax Act.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended June 30, 2018, compared with 2017:

	Three Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$406.6	$392.7	$13.9	3.5%
Operating costs and expenses	(370.1)	(352.7)	(17.4)	4.9%
Operating income	$36.5	$40.0	$(3.5)	(8.8)%
Operating income margin	9.0%	10.2%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	38,600	38,600	—	—%
Hawaii automobiles	16,000	16,500	(500)	(3.0)%
Alaska containers	17,400	17,500	(100)	(0.6)%
China containers	15,900	16,900	(1,000)	(5.9)%
Guam containers	4,800	5,400	(600)	(11.1)%
Other containers (2)	3,700	2,500	1,200	48.0%

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

Ocean Transportation revenue increased $13.9 million, or 3.5 percent, during the three months ended June 30, 2018, compared with the three months ended June 30, 2017.  This increase was primarily due to higher fuel surcharge revenue,   revenue from the new Okinawa service and higher rates in Hawaii, partially offset by lower revenue in Guam.

On a year-over-year FEU basis, Hawaii container volume was flat; Alaska volume decreased by 0.6 percent primarily due to lower southbound volume as a result of a delayed start to the seafood season; China volume was 5.9 percent lower primarily due to one less sailing; and Guam volume was 11.1 percent lower due to increased competition.

Ocean Transportation operating income decreased $3.5 million during the three months ended June 30, 2018, compared with the three months ended June 30, 2017.  This decrease was primarily due to higher terminal handling costs and lower revenue in Guam, partially offset by lower vessel operating costs, higher container rates in Hawaii and a higher contribution from SSAT.

The Company’s SSAT terminal joint venture investment contributed $9.1 million during the three months ended June 30, 2018, compared to a $6.9 million contribution during the three months ended June 30, 2017.  The increase was primarily attributable to higher lift volume.

Ocean Transportation Operating Results: Six months ended June 30, 2018, compared with 2017:

	Six Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$785.9	$762.7	$23.2	3.0%
Operating costs and expenses	(724.9)	(707.4)	(17.5)	2.5%
Operating income	$61.0	$55.3	$5.7	10.3%
Operating income margin	7.8%	7.3%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	74,300	75,000	(700)	(0.9)%
Hawaii automobiles	32,800	30,300	2,500	8.3%
Alaska containers	34,800	33,300	1,500	4.5%
China containers	27,800	32,200	(4,400)	(13.7)%
Guam containers	9,700	10,800	(1,100)	(10.2)%
Other containers (2)	6,800	4,600	2,200	47.8%

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

Ocean Transportation revenue increased $23.2 million, or 3.0 percent, during the six months ended June 30, 2018, compared with the six months ended June 30, 2017.  This increase was primarily due to higher fuel surcharge revenue and revenue from the new Okinawa service, partially offset by lower revenue in Guam and lower volume in China.

On a year-over-year FEU basis, Hawaii container volume decreased by 0.9 percent primarily due to lower eastbound volume; Alaska volume increased by 4.5 percent primarily due to an increase in northbound volumes mainly related to the dry-docking of a competitor’s vessel and one additional sailing; China volume was 13.7 percent lower primarily due to fewer sailings and lower volume during the Lunar New Year period; and Guam volume was 10.2 percent lower due to increased competition.

Ocean Transportation operating income increased $5.7 million during the six months ended June 30, 2018, compared with the six months ended June 30, 2017.  This increase was primarily due to lower vessel operating costs and a higher contribution from SSAT, partially offset by higher terminal handling costs and lower revenue in Guam.

The Company’s SSAT terminal joint venture investment contributed $19.6 million during the six months ended June 30, 2018, compared to an $11.8 million contribution during the six months ended June 30, 2017.  The increase was primarily attributable to higher lift volume.

Logistics Operating Results: Three months ended June 30, 2018, compared with 2017:

	Three Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Logistics revenue	$150.5	$119.8	$30.7	25.6%
Operating costs and expenses	(141.0)	(112.8)	(28.2)	25.0%
Operating income	$9.5	$7.0	$2.5	35.7%
Operating income margin	6.3%	5.8%

Logistics revenue increased $30.7 million, or 25.6 percent, during the three months ended June 30, 2018, compared with the three months ended June 30, 2017.  This increase was primarily due to higher highway and intermodal brokerage revenue.

Logistics operating income increased $2.5 million for the three months ended June 30, 2018 compared with the three months ended June 30, 2017.  The increase was due primarily to higher contributions from highway brokerage.

Logistics Operating Results: Six months ended June 30, 2018, compared with 2017:

	Six Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Logistics revenue	$282.6	$224.2	$58.4	26.0%
Operating costs and expenses	(268.9)	(215.3)	(53.6)	24.9%
Operating income	$13.7	$8.9	$4.8	53.9%
Operating income margin	4.8%	4.0%

Logistics revenue increased $58.4 million, or 26.0 percent, during the six months ended June 30, 2018, compared with the six months ended June 30, 2017.  This increase was primarily due to higher highway and intermodal brokerage revenue.

Logistics operating income increased $4.8 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017.  The increase was due primarily to higher contributions from highway brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at June 30, 2018, compared to December 31, 2017 were as follows:

	June 30,	December 31,
(In millions)	2018	2017	Change
Cash and cash equivalents	$12.8	$19.8	$(7.0)
Accounts receivable, net (1)	$221.7	$194.6	$27.1
CCF - cash on deposit	$—	$0.9	$(0.9)

(1)

As of June 30, 2018 and December 31, 2017, $124.7 million and $134.8 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Revolving Credit Facility: As of June 30, 2018, the Company had $236.3 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s revolving credit facility is described in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 were as follows:

	Six Months Ended June 30,
(In millions)	2018	2017	Change
Net cash provided by operating activities (1)	$119.1	$63.4	$55.7
Net cash used in investing activities (2)	(180.4)	(52.4)	(128.0)
Net cash provided by (used in) financing activities (3)	54.3	(9.6)	63.9
Net (decrease) increase in cash and cash equivalents	(7.0)	1.4	(8.4)
Cash and cash equivalents, beginning of the period	19.8	13.9	5.9
Cash and cash equivalents, end of the period	$12.8	$15.3	$(2.5)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, were due to the following:

(In millions)	Change
Net income from operations	$15.8
Non-cash deferred income taxes	3.6
Other non-cash related changes, net	(18.3)
Distributions from Terminal Joint Venture	10.5
Deferred dry-docking payments	27.9
Accounts receivable, net	(18.1)
Prepaid expenses and other assets	4.1
Accounts payable, accruals and other liabilities	27.8
Other long-term liabilities	2.4
Total	$55.7

Distributions received from the Company’s Terminal Joint Venture for the six months ended June 30, 2018 were $17.5 million, compared to $7.0 million for the six months ended June 30, 2017.  The increase in distributions was primarily due to favorable operating results of the Company’s Terminal Joint Venture.  Deferred dry-docking payments decreased from $33.0 million during the six months ended June 30, 2017, compared to $5.1 million during the six months ended June 30, 2018, primarily due to fewer vessels in dry-docking during the period.  Changes in accounts receivable were primarily due to increased receivables resulting from higher revenues during the six months ended June 30, 2018, and the timing of billings and collections associated with those receivables.  Changes in prepaid expenses and other assets primarily relates to the timing of prepayments and other assets.  Changes in accounts payable, accruals and other liabilities were due to the increased accounts payables and accrued costs resulting from operations during the six months ended June 30, 2018, and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$(120.6)
Other capital expenditures	11.6
Proceeds from disposal of property and equipment, net	11.3
Cash deposits into CCF	(186.1)
Withdrawals from CCF	155.8
Total	$(128.0)

Vessel construction expenditures (including capitalized interest) were $166.8 million for the six months ended June 30, 2018, compared to $46.2 million for the six months ended June 30, 2017.  Vessel construction expenditures relate to progress payments for the construction of four new vessels for the Hawaii service.  Other capital expenditures payments decreased to $25.5 million for the six months ended June 30, 2018, compared to $37.1 million for the six months ended June 30, 2017.  The decrease was primarily due to fewer other capital projects incurring costs during 2018 as compared to 2017.  Proceeds from the disposal of property and equipment, net, includes approximately $9.8 million related to the sale and leaseback of certain equipment previously owned by the Company.  Changes in cash deposited into CCF, and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made during the six month periods ended June 30, 2018 and 2017.

(3) Change in net cash used in financing activities:

Changes in net cash provided by financing activities for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, were due to the following:

(In millions)	Change
Repayments of debt and capital leases	$0.4
Increase in borrowings under revolving credit facility, net	60.0
Repurchase of Matson common stock	1.3
Dividends paid	(0.8)
Change in other payments, net	3.0
Total	$63.9

During the six months ended June 30, 2018, the Company paid $14.6 million in scheduled fixed debt and capital lease repayments compared to $15.0 million during the six months ended June 30, 2017.  During the six months ended June 30, 2018, the Company increased net borrowings under the revolving credit facility by $90.0 million, compared to $30.0 million for the six months ended June 30, 2017.  Borrowings from the Company’s revolving credit facility were primarily used to fund progress payments related to the construction of four new vessels for the Hawaii service.  During the six months ended June 30, 2018, the Company paid $17.3 million in dividends, compared to $16.5 million during the six months ended June 30, 2017.  During the six months ended June 30, 2017, the Company paid $1.3 million in the repurchase of Matson common stock.  There was no repurchase of Matson common stock during the six months ended June 30, 2018.

Working Capital: The Company had a working capital deficiency of $31.9 million and $20.3 million at June 30, 2018 and 2017, respectively.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER MATTERS

The Company’s second quarter 2018 cash dividend of $0.20 per-share was paid on June 7, 2018 to shareholders of record as of May 10, 2018.  On June 29, 2018, the Company’s Board of Directors declared a cash dividend of $0.21 per-share payable on September 6, 2018 to shareholders of record as of the close of business on August 2, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-

15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases:  On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares can be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  During the quarter ended June 30, 2018, no shares were repurchased, excluding shares withheld for employee taxes upon vesting of share-based awards.  The maximum number of remaining shares that may be purchased under the share repurchase program was 1,151,288 as of June 30, 2018.

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

MATSON, INC.
(Registrant)

Date: August 1, 2018	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: August 1, 2018	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(Principal Accounting Officer)