Form 10-Q
period 2018-09-30
Matson, Inc.
filed 2018-11-06
CIK 3453

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of common stock outstanding as of September 30, 2018: 42,704,592

MATSON, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per-share amounts)	2018	2017	2018	2017
Operating Revenue:
Ocean Transportation	$437.3	$419.2	$1,223.2	$1,181.9
Logistics	152.1	124.7	434.7	348.9
Total Operating Revenue	589.4	543.9	1,657.9	1,530.8

Costs and Expenses:
Operating costs	(485.5)	(439.9)	(1,390.7)	(1,274.1)
Equity in income of Terminal Joint Venture	9.2	7.5	28.8	19.3
Selling, general and administrative	(54.5)	(53.2)	(162.7)	(153.5)
Total Costs and Expenses	(530.8)	(485.6)	(1,524.6)	(1,408.3)

Operating Income	58.6	58.3	133.3	122.5
Interest expense	(4.4)	(6.2)	(14.4)	(18.8)
Other income (expense), net	0.7	3.5	1.9	1.6
Income before Income Taxes	54.9	55.6	120.8	105.3
Income taxes	(13.3)	(21.5)	(32.4)	(40.2)
Net Income	$41.6	$34.1	$88.4	$65.1

Other Comprehensive Income (Loss), Net of Income Taxes:
Net Income	$41.6	$34.1	$88.4	$65.1
Other Comprehensive Income (Loss):
Net gain in prior service cost	—	0.7	—	0.8
Amortization of prior service cost	(1.1)	(2.2)	(3.5)	(2.9)
Amortization of net loss	1.1	1.0	2.9	3.1
Other adjustments	0.1	—	—	0.2
Total Other Comprehensive Income (Loss)	0.1	(0.5)	(0.6)	1.2
Comprehensive Income	$41.7	$33.6	$87.8	$66.3

Basic Earnings Per-Share:	$0.97	$0.79	$2.07	$1.51
Diluted Earnings Per-Share:	$0.97	$0.79	$2.06	$1.50

Weighted Average Number of Shares Outstanding:
Basic	42.7	42.9	42.7	43.0
Diluted	43.1	43.2	43.0	43.3

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In millions)	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$12.1	$19.8
Accounts receivable, net	240.7	194.6
Prepaid expenses and other assets	48.3	51.6
Total current assets	301.1	266.0
Long-term Assets:
Investment in Terminal Joint Venture	79.1	93.2
Property and equipment, net	1,347.2	1,165.7
Goodwill	323.7	323.7
Intangible assets, net	216.8	225.2
Deferred dry-docking costs, net	77.7	89.2
Other long-term assets	75.6	84.5
Total long-term assets	2,120.1	1,981.5
Total Assets	$2,421.2	$2,247.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of debt	$42.1	$30.8
Accounts payable	203.4	175.1
Accruals and other liabilities	80.2	80.4
Total current liabilities	325.7	286.3
Long-term Liabilities:
Long-term debt	866.0	826.3
Deferred income taxes	311.5	285.2
Other long-term liabilities	174.3	171.5
Total long-term liabilities	1,351.8	1,283.0
Commitments and Contingencies (Note 2)
Shareholders’ Equity:
Common stock	32.0	31.9
Additional paid in capital	293.7	289.7
Accumulated other comprehensive loss, net	(31.5)	(24.9)
Retained earnings	449.5	381.5
Total shareholders’ equity	743.7	678.2
Total Liabilities and Shareholders’ Equity	$2,421.2	$2,247.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In millions)	2018	2017
Cash Flows From Operating Activities:
Net income	$88.4	$65.1
Reconciling adjustments:
Depreciation and amortization	70.8	74.3
Deferred income taxes	26.5	22.3
Share-based compensation expense	8.2	7.8
Equity in income of Terminal Joint Venture	(28.8)	(19.3)
Distribution from Terminal Joint Venture	42.0	14.0
Other	(2.1)	2.1
Changes in assets and liabilities:
Accounts receivable, net	(46.1)	(24.3)
Deferred dry-docking payments	(10.5)	(45.1)
Deferred dry-docking amortization	27.5	35.7
Prepaid expenses and other assets	3.0	4.3
Accounts payable, accruals and other liabilities	24.8	14.5
Other long-term liabilities	(0.7)	(4.4)
Net cash provided by operating activities	203.0	147.0

Cash Flows From Investing Activities:
Capitalized vessel construction expenditures	(222.6)	(172.2)
Other capital expenditures	(44.7)	(43.3)
Proceeds from (payments for) disposal of property and equipment	31.3	(0.3)
Cash deposits into Capital Construction Fund	(246.6)	(64.6)
Withdrawals from Capital Construction Fund	247.5	95.8
Other	3.7	—
Net cash used in investing activities	(231.4)	(184.6)

Cash Flows From Financing Activities:
Repayments of debt and capital leases	(17.0)	(19.5)
Proceeds from revolving credit facility	389.4	341.0
Repayments of revolving credit facility	(321.4)	(221.0)
Payment of financing costs	—	(1.7)
Proceeds from issuance of capital stock	0.5	0.4
Dividends paid	(26.3)	(25.2)
Repurchase of Matson common stock	—	(18.4)
Tax withholding related to net share settlements of restricted stock units	(4.5)	(7.2)
Net cash provided by financing activities	20.7	48.4

Net (Decrease) Increase in Cash and Cash Equivalents	(7.7)	10.8
Cash and Cash Equivalents, Beginning of the Period	19.8	13.9
Cash and Cash Equivalents, End of the Period	$12.1	$24.7

Supplemental Cash Flow Information:
Interest paid, net of capitalized interest	$14.5	$20.5
Income tax paid, net of income tax refunds	$4.6	$(0.1)

Non-cash Information:
Capital expenditures included in accounts payable, accruals and other liabilities	$0.4	$1.5

See Notes to Condensed Consolidated Financial Statements.

MATSON, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per-share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2017	42.5	$31.9	$289.7	$(24.9)	$381.5	$678.2
Reclassification resulting from adoption of new accounting pronouncements (see Note 2)	—	—	—	(6.0)	6.0	—
Net income	—	—	—	—	14.2	14.2
Other comprehensive income (loss), net of tax	—	—	—	0.2	—	0.2
Share-based compensation	—	—	2.7	—	—	2.7
Shares issued, net of shares withheld for employee taxes	0.2	0.1	(4.3)	—	—	(4.2)
Dividends ($0.20 per share)	—	—	—	—	(8.7)	(8.7)
Balance at March 31, 2018	42.7	32.0	288.1	(30.7)	393.0	682.4
Net income	—	—	—	—	32.6	32.6
Other comprehensive income (loss), net of tax	—	—	—	(0.9)	—	(0.9)
Share-based compensation	—	—	2.8	—	—	2.8
Shares issued, net of shares withheld for employee taxes	—	—	0.3	—	—	0.3
Dividends ($0.20 per share and $0.21 per share)	—	—	—	—	(17.7)	(17.7)
Balance at June 30, 2018	42.7	32.0	291.2	(31.6)	407.9	699.5
Net income	—	—	—	—	41.6	41.6
Other comprehensive income (loss), net of tax	—	—	—	0.1	—	0.1
Share-based compensation	—	—	2.7	—	—	2.7
Shares issued, net of shares withheld for employee taxes	—	—	(0.2)	—	—	(0.2)
Balance at September 30, 2018	42.7	$32.0	$293.7	$(31.5)	$449.5	$743.7

				Accumulated
	Common Stock		Additional	Other
		Stated	Paid In	Comprehensive	Retained
(In millions, except per-share amounts)	Shares	Value	Capital	Income (Loss)	Earnings	Total
Balance at December 31, 2016	42.9	$32.1	$289.8	$(23.6)	$196.6	$494.9
Net income	—	—	—	—	7.0	7.0
Other comprehensive income (loss), net of tax	—	—	—	0.7	—	0.7
Share-based compensation	—	—	2.6	—	—	2.6
Shares issued, net of shares withheld for employee taxes	0.3	0.2	(6.9)	—	—	(6.7)
Shares repurchased	—	—	(0.3)	—	(0.5)	(0.8)
Dividends ($0.19 per share)	—	—	—	—	(8.3)	(8.3)
Balance at March 31, 2017	43.2	32.3	285.2	(22.9)	194.8	489.4
Net income	—	—	—	—	24.0	24.0
Other comprehensive income (loss), net of tax	—	—	—	1.0	—	1.0
Share-based compensation	—	—	2.4	—	(0.1)	2.3
Shares issued, net of shares withheld for employee taxes	—	—	(0.1)	—	—	(0.1)
Shares repurchased	—	—	(0.1)	—	(0.3)	(0.4)
Dividends ($0.19 per share and $0.20 per share)	—	—	—	—	(17.0)	(17.0)
Balance at June 30, 2017	43.2	32.3	287.4	(21.9)	201.4	499.2
Net income	—	—	—	—	34.1	34.1
Other comprehensive income (loss), net of tax	—	—	—	(0.5)	—	(0.5)
Share-based compensation	—	—	2.9	—	—	2.9
Shares repurchased	(0.7)	(0.5)	(4.5)	—	(12.1)	(17.1)
Balance at September 30, 2017	42.5	$31.8	$285.8	$(22.4)	$223.4	$518.6

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

Fiscal Period:  The period end for Matson covered by this report is September 30, 2018.  The period end for MatNav and its subsidiaries covered by this report occurred on the last Friday in September, or September 28, 2018, for the third quarter 2018.

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

Recognition of Revenues and Expenses:    Revenue in the Company’s Condensed Consolidated Financial Statements is presented net of elimination of intercompany transactions.  The following is a description of the Company’s principal revenue generating activities by segment, and the Company’s revenue recognition policy for each activity:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Ocean Transportation (in millions) (1)	2018	2017	2018	2017
Ocean Transportation services	$431.4	$414.1	$1,207.3	$1,167.3
Terminal and other related services	0.7	0.6	2.0	2.2
Fuel sales	3.5	2.8	8.7	7.3
Ship management services and related costs	1.7	1.7	5.2	5.1
Total	$437.3	$419.2	$1,223.2	$1,181.9

(1)

Ocean Transportation revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of Ocean Transportation revenues and fuel sales which are denominated in foreign currencies.

▪

Ocean Transportation services are recognized ratably over the duration of a voyage based on the relative transit time completed in each reporting period.  Vessel operating costs and other ocean transportation operating costs, such as terminal operating overhead and general and administrative expenses, are charged to operating costs as incurred.

▪	Terminal and other related services to third parties are recognized as the services are performed.
▪	Fuel sales are recognized when the Company has completed delivery of the product to the customer in accordance with the terms and conditions of the contract.
▪	Ship management services and related costs are recognized in proportion to the services completed.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Logistics (in millions) (1)	2018	2017	2018	2017
Transportation Brokerage and Freight Forwarding Services	$135.4	$110.1	$391.0	$309.3
Warehouse and distribution services	8.9	7.8	24.1	22.3
Supply chain management and other services	7.8	6.8	19.6	17.3
Total	$152.1	$124.7	$434.7	$348.9

(1)

Logistics revenue transactions are primarily denominated in U.S. dollars except for approximately 3 percent of transportation brokerage and freight forwarding services revenue, and supply chain management and other services revenue categories are denominated in foreign currencies.

▪

Transportation Brokerage and Freight Forwarding Services consist of amounts billed to customers for services provided.  The primary costs include third-party purchased transportation services, labor and equipment costs.  Revenue and the related purchased third-party transportation costs are recognized over the duration of a delivery based upon the relative transit time completed in each reporting period.  Labor and other operating costs are expensed as incurred.  The Company reports revenue on a gross basis as the Company serves as the principal in these transactions because it is responsible for fulfilling the contractual arrangements with the customer and has latitude in establishing prices.

▪

Warehousing and distribution services consist of amounts billed to customers for storage, handling, and value-added packaging of customer merchandise.  Storage revenue is recognized in the month the service is provided to the customer.  Storage expenses are recognized as incurred.  Other warehousing and distribution services revenue and expense are recognized in proportion to the services performed.

▪	Supply chain management and other services and related costs are recognized in proportion to the services performed.

The Company generally invoices its customers at the commencement of the voyage or the transportation service being provided, or as other services are being performed.  Revenue is deferred when services are invoiced in advance by the customer.  The Company’s receivables are classified as short-term as collection terms are for periods of less than one year.

The Company expenses sales commissions and contract acquisition costs as incurred because the amounts are generally immaterial.  These expenses are included in selling, general and administration expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.

Capital Construction Fund:    The Company’s Capital Construction Fund (“CCF”) is described in Note 7 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  As of September 30, 2018 and December 31, 2017, the following amounts related to the Company’s CCF:

	September 30,	December 31,
(In millions)	2018	2017
Capital Construction Fund:
Cash on deposit	$—	$0.9
Assigned accounts receivables	$77.2	$134.8

Cash on deposit in the CCF is held in a money market account and classified as a long-term asset in the Company’s Condensed Consolidated Balance Sheets, as the Company intends to use qualified cash withdrawals to fund long-term investment in the construction of new vessels.  During the nine months ended September 30, 2018 and 2017, the Company deposited $246.6 million and $64.6 million into the CCF, and made qualifying cash withdrawals of $247.5 million and $95.8 million from the CCF, respectively.  Eligible accounts receivable that are assigned into the CCF are classified as part of accounts receivable in the Condensed Consolidated Financial Statements due to the nature of the assignment.

Investment in Terminal Joint Venture:  The Company’s investment in the Terminal Joint Venture was $79.1 million and $93.2 million at September 30, 2018 and December 31, 2017, respectively.  Condensed income statement information (unaudited) for the Terminal Joint Venture for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Operating revenue	$289.4	$227.4	$806.5	$638.2
Operating costs and expenses	(259.5)	(203.9)	(719.7)	(581.9)
Operating income	29.9	23.5	86.8	56.3
Net Income (1)	27.7	23.7	82.7	57.5
Company Share of Net Income	$9.2	$7.5	$28.8	$19.3

(1)	Includes earnings from equity method investments held by the Terminal Joint Venture less earnings allocated to non-controlling interests.

Income Taxes:    In connection with the Tax Cuts and Jobs Act that was signed into law on December 22, 2017 (the “Tax Act”), the Company recorded a non-cash tax adjustment of $3.1 million that increased income taxes for the nine months ended September 30, 2018.  No amount was recorded during the three months ended September 30, 2018.  This adjustment related to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds for the years 2018 to 2021, and was based on new guidance issued by the Internal Revenue Service and emerging interpretations of the Tax Act.

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

The Company adopted ASU 2017-07 during the three months ended March 31, 2018.  To conform prior period amounts to current period presentation as required by ASU 2017-07, the Company recorded retrospective adjustments and reclassified $3.5 million and $1.6 million of expenses from operating costs to other income (expense) in the Condensed Consolidated Statement of Income and Comprehensive Income for the three and nine months ended September 30, 2017, respectively.  There was no change to income before income taxes for all periods presented as a result of adopting ASU 2017-07.

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

3.          REPORTABLE SEGMENTS

Reportable segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information n is available.  The Company’s chief operating decision maker is its Chief Executive Officer.

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

The Company’s Ocean Transportation segment provides ocean transportation services to the Logistics segment, and the Logistics segment provides logistics services to the Ocean Transportation segment.  Accordingly, inter-segment revenue of $27.6 million and $24.1 million for the three months ended September 30, 2018 and 2017, and $72.7 million and $62.7 million for the nine months ended September 30, 2018 and 2017, respectively, have been eliminated from operating revenue in the table below.

Reportable segment results for the three and nine months ended September 30, 2018 and 2017 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2018	2017	2018	2017
Operating Revenue:
Ocean Transportation	$437.3	$419.2	$1,223.2	$1,181.9
Logistics	152.1	124.7	434.7	348.9
Total Operating Revenue	$589.4	$543.9	$1,657.9	$1,530.8
Operating Income:
Ocean Transportation (1)	$48.7	$51.0	$109.7	$106.3
Logistics	9.9	7.3	23.6	16.2
Total Operating Income	58.6	58.3	133.3	122.5
Interest expense, net	(4.4)	(6.2)	(14.4)	(18.8)
Other income (expense), net	0.7	3.5	1.9	1.6
Income before Income Taxes	54.9	55.6	120.8	105.3
Income taxes	(13.3)	(21.5)	(32.4)	(40.2)
Net Income	$41.6	$34.1	$88.4	$65.1

(1)

Ocean Transportation segment information includes $9.2 million and $7.5 million of equity in income from the Terminal Joint Venture for the three months ended September 30, 2018 and 2017, and $28.8 million and $19.3 million for the nine months ended September 30, 2018 and 2017, respectively.

4.          PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
(In millions)	2018	2017
Cost:
Vessels	$1,414.5	$1,433.6
Containers and equipment	512.8	543.0
Terminal facilities and other property	65.9	64.8
Vessel construction in progress	599.2	376.6
Other construction in progress	49.0	26.2
Total Property and Equipment	2,641.4	2,444.2
Less: Accumulated Depreciation	(1,294.2)	(1,278.5)
Total Property and Equipment, net	$1,347.2	$1,165.7

Vessel construction in progress relates to progress payments for the construction of four new vessels to be used within the Hawaii service, capitalized owners’ items and capitalized interest.  Capitalized interest included in vessel construction in progress was $23.8 million and $10.4 million at September 30, 2018 and December 31, 2017, respectively.

5.          GOODWILL AND INTANGIBLES

Goodwill by segment at both September 30, 2018 and December 31, 2017 consisted of the following:

	Ocean
(In millions)	Transportation	Logistics	Total
Goodwill	$218.5	$105.2	$323.7

Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
(In millions)	2018	2017
Customer Relationships:
Ocean Transportation	$140.6	$140.6
Logistics	90.1	90.1
Total	230.7	230.7
Less: Accumulated Amortization	(41.2)	(32.8)
Total Customer Relationships, net	189.5	197.9
Trade name - Logistics	27.3	27.3
Total Intangible Assets, net	$216.8	$225.2

6.          DEBT

Debt at September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
(In millions)	2018	2017
Private Placement Term Loans:
5.79%, payable through 2020	$14.0	$17.5
3.66%, payable through 2023	45.6	50.1
4.16%, payable through 2027	47.1	49.8
3.37%, payable through 2027	75.0	75.0
3.14%, payable through 2031	200.0	200.0
4.31%, payable through 2032	33.9	35.1
4.35%, payable through 2044	100.0	100.0
3.92%, payable through 2045	73.2	73.2
Title XI Bonds:
5.34%, payable through 2028	22.0	24.2
5.27%, payable through 2029	24.2	26.4
Revolving credit facility	273.0	205.0
Capital leases	0.1	0.8
Total Debt	908.1	857.1
Less: Current portion	(42.1)	(30.8)
Total Long-term Debt	$866.0	$826.3

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

As of September 30, 2018, the Company had $243.2 million of remaining availability under the revolving credit facility.  The interest rate on borrowings under the revolving credit facility approximated 3.52 percent during the three months ended September 30, 2018.

7.          ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2018 consisted of the following:

					Accumulated
			Non-		Other
		Post	Qualified		Comprehensive
(In millions)	Pensions	Retirement	Plans	Other	Income (Loss)
Balance at December 31, 2017	$(40.6)	$15.6	$(0.3)	$0.4	$(24.9)
Reclassification adjustment related to the Tax Act (1)	(9.2)	3.4	(0.2)	—	(6.0)
Amortization of prior service cost	(0.4)	(0.9)	—	—	(1.3)
Amortization of net loss	0.9	0.3	0.1	—	1.3
Other adjustments	—	—	—	0.2	0.2
Balance at March 31, 2018	(49.3)	18.4	(0.4)	0.6	(30.7)
Amortization of prior service cost	(0.5)	(0.5)	(0.1)	—	(1.1)
Amortization of net loss	0.9	0.2	0.1	(0.7)	0.5
Other adjustments	—	—	—	(0.3)	(0.3)
Balance at June 30, 2018	(48.9)	18.1	(0.4)	(0.4)	(31.6)
Amortization of prior service cost	(0.4)	(0.7)	—	—	(1.1)
Amortization of net loss	0.9	0.3	(0.1)	—	1.1
Other adjustments	—	—	—	0.1	0.1
Balance at September 30, 2018	$(48.4)	$17.7	$(0.5)	$(0.3)	$(31.5)

(1)	Reclassification from accumulated other comprehensive income (loss) to retained earnings for the remeasurement tax effects resulting from the Tax Act in accordance with ASU 2018-02.

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2017 consisted of the following:

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

The carrying value and fair value of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 were as follows:

			Quoted Prices in	Significant	Significant
	Total		Active Markets	Observable	Unobservable
	Carrying Value	Total	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
(In millions)	September 30, 2018	Fair Value Measurements at September 30, 2018
Cash and cash equivalents	$12.1	$12.1	$12.1	$—	$—
Variable rate debt	273.0	273.0	—	273.0	—
Fixed rate debt	635.1	600.3	—	600.3	—

(In millions)	December 31, 2017	Fair Value Measurements at December 31, 2017
Cash and cash equivalents	$19.8	$19.8	$19.8	$—	$—
CCF – cash on deposit	0.9	0.9	—	0.9	—
Variable rate debt	205.0	205.0	—	205.0	—
Fixed rate debt	652.1	651.4	—	651.4	—

9.          EARNINGS PER-SHARE

The number of shares used to compute basic and diluted earnings per-share for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$41.6	42.7	$0.97	$88.4	42.7	$2.07
Effect of Dilutive Securities:		0.4	—		0.3	(0.01)
Diluted:	$41.6	43.1	$0.97	$88.4	43.0	$2.06

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Weighted	Per		Weighted	Per
		Average	Common		Average	Common
	Net	Common	Share	Net	Common	Share
(In millions, except per-share amounts)	Income	Shares	Amount	Income	Shares	Amount
Basic:	$34.1	42.9	$0.79	$65.1	43.0	$1.51
Effect of Dilutive Securities:		0.3	—		0.3	(0.01)
Diluted:	$34.1	43.2	$0.79	$65.1	43.3	$1.50

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

10.          SHARE-BASED COMPENSATION

During the three and nine months ended September 30, 2018, the Company granted approximately 2,700 and 383,700 in total of time-based restricted stock units and performance-based shares to certain of its employees at a weighted-average grant date fair value of $36.58 and $31.21, respectively.

Total share-based compensation cost recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of selling, general and administrative expenses was $2.7 million and $2.9 million for the three months ended September 30, 2018 and 2017, and $8.2 million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively.  Total unrecognized compensation cost related to unvested share-based compensation arrangements was $14.9 million at September 30, 2018, and is expected to be recognized over a weighted-average period of 1.8 years.  Total unrecognized compensation cost may be adjusted for any unearned performance shares or forfeited shares.

11.          PENSION AND POST-RETIREMENT PLANS

The Company’s pension and post-retirement plans are described in Note 11 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The following tables provide the components of net periodic benefit cost for the Company’s qualified defined benefit pension and post-retirement plans for the three and nine months ended September 30, 2018 and 2017:

	Pension Benefits		Post-retirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit):
Service cost	$1.1	$1.1	$0.2	$(0.4)
Interest cost	2.1	2.5	0.3	(0.6)
Expected return on plan assets	(3.3)	(3.3)	—	—
Amortization of net loss	1.0	1.3	0.3	0.3
Amortization of prior service credit	(0.5)	(0.6)	(1.0)	(2.8)
Other adjustments	—	0.1	—	—
Net periodic benefit cost	$0.4	$1.1	$(0.2)	$(3.5)

	Pension Benefits		Post-retirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2018	2017	2018	2017
Components of net periodic benefit cost (benefit):
Service cost	$3.3	$3.0	$0.5	$0.4
Interest cost	6.4	7.3	0.8	0.8
Expected return on plan assets	(10.1)	(10.1)	—	—
Amortization of net loss	3.4	3.8	1.1	0.9
Amortization of prior service credit	(1.7)	(1.7)	(2.8)	(2.8)
Other adjustments	—	0.1	—	—
Net periodic benefit cost	$1.3	$2.4	$(0.4)	$(0.7)

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

The Company cautions that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time, including, but not limited to, the risk factors that are described in Part II, Item 1A, “Risk Factors” of this Quarterly Report and Part I, Item 1A, “Risk Factors” of Matson’s Annual Report on Form 10-K for the year ended December 31, 2017.  Forward-looking statements speak only as of the date they are made, and the Company assumes no duty to and does not undertake any obligation to update forward-looking statements.  Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

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

BUSINESS OUTLOOK

Ocean Transportation:  The Company’s container volume in the Hawaii service in the third quarter 2018 was 1.1 percent lower year-over-year primarily due to one less sailing.  The Hawaii economy continues to be strong, supported primarily by healthy tourism activity and low unemployment.  The Company expects volume in 2018 to approximate the level achieved in 2017, reflecting a solid Hawaii economy and stable market share.

In China, the Company’s container volume in the third quarter 2018 was 3.3 percent lower year-over-year largely due to a dry-dock return sailing in the year ago period.  Matson continued to realize a sizeable rate premium in the third quarter 2018 and achieved average freight rates higher than the third quarter 2017.  For 2018, the Company expects freight rates to be higher than the average rate achieved in 2017 and volume to be modestly lower than the level achieved in 2017.

In Guam, the Company’s container volume in the third quarter 2018 was flat on a year-over-year and sequential basis.  For 2018, the Company continues to expect a heightened competitive environment and lower volume than the levels achieved in 2017.

In Alaska, the Company’s container volume for the third quarter 2018 was 2.0 percent lower year-over-year, primarily due to lower southbound volume as a result of a weaker-than-expected seafood season compared with the very strong seafood harvest levels in 2017, partially offset by an increase in northbound volume.  For 2018, the Company expects volume to be modestly higher than the level achieved in 2017 with improvement in northbound volume largely due to the dry-docking of a competitor’s vessel, partially offset by lower southbound volume primarily due to a weaker-than-expected seafood season compared with the very strong seafood harvest levels in 2017.

As a result of the performance in the first nine months and the outlook trends noted above, the Company expects full year 2018 Ocean Transportation operating income to be modestly higher than the $126.4 million achieved in 2017.

Logistics:  In the third quarter 2018, operating income for the Company’s Logistics segment was $2.6 million higher than in the third quarter 2017 due to improved performance across all of the service lines.  The Company continues to expect Logistics’ operating income for the full year 2018 to approximate $30 million.

Depreciation and Amortization:  For the full year 2018, the Company expects depreciation and amortization expense to be approximately $132 million, inclusive of dry-docking amortization of approximately $36 million.

EBITDA:  The Company expects full year 2018 EBITDA to be modestly higher than the $296.0 million achieved in 2017.

Other Income (Expense):  The Company expects full year 2018 other income (expense) to be approximately $2.5 million in income, which is attributable to other component costs related to the Company’s pension and post-retirement plans.

Interest Expense:  The Company expects interest expense for the full year 2018 to be approximately $19 million.

Income Taxes:  In the third quarter 2018, the Company’s effective tax rate was 24.2 percent.  For the fourth quarter of 2018, the Company expects its effective tax rate to be approximately 26.0 percent.

Capital and Vessel Dry-docking Expenditures:  In the third quarter 2018, the Company made maintenance capital expenditure payments of $19.2 million, capitalized vessel construction expenditures of $55.8 million, and dry-docking payments of $5.4 million.  For the full year 2018, the Company expects to make maintenance capital expenditure payments of approximately $77 million, vessel construction expenditures (inclusive of capitalized interest and owner’s items) of approximately $350 million, and dry-docking payments of approximately $19 million.

CONSOLIDATED RESULTS OF OPERATIONS

Consolidated Results: Three months ended September 30, 2018, compared with 2017:

	Three Months Ended September 30,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$589.4	$543.9	$45.5	8.4%
Operating costs and expenses	(530.8)	(485.6)	(45.2)	9.3%
Operating income	58.6	58.3	0.3	0.5%
Interest expense	(4.4)	(6.2)	1.8	(29.0)%
Other income (expense), net	0.7	3.5	(2.8)	(80.0)%
Income before income taxes	54.9	55.6	(0.7)	(1.3)%
Income taxes	(13.3)	(21.5)	8.2	(38.1)%
Net income	$41.6	$34.1	$7.5	22.0%
Basic earnings per-share	$0.97	$0.79	$0.18	22.8%
Diluted earnings per-share	$0.97	$0.79	$0.18	22.8%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due to increased interest expense offset by a higher amount of capitalized interest.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $13.3 million or 24.2 percent of income before income taxes for the three months ended September 30, 2018, compared to $21.5 million or 38.7 percent of income before income taxes for the three months ended September 30, 2017.  The decrease in the effective income tax rate during the three months ended September 30, 2018, was primarily due to applying the tax law changes resulting from the Tax Act which lowered the federal income tax rate from 35% to 21% commencing January 1, 2018.  The effective tax rate for the three months ended September 30, 2017 was also impacted by non-deductible expenses.

Consolidated Results: Nine months ended September 30, 2018, compared with 2017:

	Nine Months Ended September 30,
(Dollars in millions, except per-share amounts)	2018	2017	Change
Operating revenue	$1,657.9	$1,530.8	$127.1	8.3%
Operating costs and expenses	(1,524.6)	(1,408.3)	(116.3)	8.3%
Operating income	133.3	122.5	10.8	8.8%
Interest expense	(14.4)	(18.8)	4.4	(23.4)%
Other income (expense), net	1.9	1.6	0.3	18.8%
Income before income taxes	120.8	105.3	15.5	14.7%
Income taxes	(32.4)	(40.2)	7.8	(19.4)%
Net income	$88.4	$65.1	$23.3	35.8%
Basic earnings per-share	$2.07	$1.51	$0.56	37.1%
Diluted earnings per-share	$2.06	$1.50	$0.56	37.3%

Changes in operating revenue, and operating costs and expenses are further described below in the Analysis of Operating Revenue and Income by Segment.

The decrease in interest expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due to increased interest expense offset by a higher amount of capitalized interest.

Other income (expense) relates to the amortization of certain components of net periodic benefit costs or gains related to the Company’s pension and post-retirement plans.

Income tax expense was $32.4 million or 26.8 percent of income before income taxes for the nine months ended September 30, 2018, compared to $40.2 million or 38.2 percent of income before income taxes for the nine months ended September 30, 2017.  The decrease in the effective income tax rate during the nine months ended September 30, 2018, was primarily due to applying the tax law changes resulting from the Tax Act which lowered the federal income tax rate from 35% to 21% commencing January 1, 2018.  The effective tax rate for the nine months ended September 30, 2018 was also impacted by the recording of a non-cash tax expense of $3.1 million due to the application of an estimated 6.2 percent sequestration on alternative minimum tax (AMT) refunds based on new guidance issued by the Internal Revenue Service and emerging interpretations of the Tax Act.

ANALYSIS OF OPERATING REVENUE AND INCOME BY SEGMENT

Ocean Transportation Operating Results: Three months ended September 30, 2018, compared with 2017:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$437.3	$419.2	$18.1	4.3%
Operating costs and expenses	(388.6)	(368.2)	(20.4)	5.5%
Operating income	$48.7	$51.0	$(2.3)	(4.5)%
Operating income margin	11.1%	12.2%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	37,500	37,900	(400)	(1.1)%
Hawaii automobiles	13,900	17,400	(3,500)	(20.1)%
Alaska containers	19,400	19,800	(400)	(2.0)%
China containers	17,600	18,200	(600)	(3.3)%
Guam containers	4,800	4,800	—	—%
Other containers (2)	4,500	3,300	1,200	36.4%

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

Ocean Transportation revenue increased $18.1 million, or 4.3 percent, during the three months ended September 30, 2018, compared with the three months ended September 30, 2017.  This increase was primarily due to higher fuel surcharge revenue and higher average freight rates in China.

On a year-over-year FEU basis, Hawaii container volume decreased 1.1 percent due to one fewer sailing; Alaska volume decreased by 2.0 percent primarily due to lower southbound volume as a result of a weaker-than-expected seafood season compared with the very strong seafood harvest levels in 2017, partially offset by an increase in northbound volume; China volume was 3.3 percent lower primarily due to an additional sailing in the year ago period; Guam volume was flat; and Other volume increased 36.4 percent largely due to the new Okinawa, Japan service.

Ocean Transportation operating income decreased $2.3 million, or 4.5 percent, during the three months ended September 30, 2018, compared with the three months ended September 30, 2017.  This decrease was primarily due to the unfavorable timing of fuel surcharge collections and higher terminal handling costs, partially offset by higher rates in China and Hawaii.

The Company’s SSAT terminal joint venture investment contributed $9.2 million during the three months ended September 30, 2018, compared to a $7.5 million contribution during the three months ended September 30, 2017.  The increase was primarily attributable to higher lift volume.

Ocean Transportation Operating Results: Nine months ended September 30, 2018, compared with 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Ocean Transportation revenue	$1,223.2	$1,181.9	$41.3	3.5%
Operating costs and expenses	(1,113.5)	(1,075.6)	(37.9)	3.5%
Operating income	$109.7	$106.3	$3.4	3.2%
Operating income margin	9.0%	9.0%

Volume (Forty-foot equivalent units (FEU) except for automobiles) (1)
Hawaii containers	111,800	112,900	(1,100)	(1.0)%
Hawaii automobiles	46,700	47,700	(1,000)	(2.1)%
Alaska containers	54,200	53,100	1,100	2.1%
China containers	45,400	50,400	(5,000)	(9.9)%
Guam containers	14,500	15,600	(1,100)	(7.1)%
Other containers (2)	11,300	7,900	3,400	43.0%

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

Ocean Transportation revenue increased $41.3 million, or 3.5 percent, during the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.  This increase was primarily due to higher fuel surcharge revenue and higher average freight rates in China, partially offset by lower revenue in Guam.

On a year-over-year FEU basis, Hawaii container volume decreased by 1.0 percent primarily due to lower eastbound volume; Alaska volume increased by 2.1 percent primarily due to an increase in northbound volume related to the dry-docking of a competitor’s vessel, partially offset by a decrease in southbound volume as a result of a weaker-than-expected seafood season compared with the very strong seafood harvest levels in 2017; China volume was 9.9 percent lower primarily due to fewer sailings and lower volume during the Lunar New Year period; Guam volume was 7.1 percent lower due to increased competition; and Other volume increased 43.0 percent largely due to the new Okinawa, Japan service.

Ocean Transportation operating income increased $3.4 million, or 3.2 percent, during the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.  This increase was primarily due to lower vessel operating costs, higher rates in China and Hawaii and a higher contribution from SSAT, partially offset by higher terminal handling costs and a lower contribution from Guam.

The Company’s SSAT terminal joint venture investment contributed $28.8 million during the nine months ended September 30, 2018, compared to a $19.3 million contribution during the nine months ended September 30, 2017.  The increase was primarily attributable to higher lift volume.

Logistics Operating Results: Three months ended September 30, 2018, compared with 2017:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Logistics revenue	$152.1	$124.7	$27.4	22.0%
Operating costs and expenses	(142.2)	(117.4)	(24.8)	21.1%
Operating income	$9.9	$7.3	$2.6	35.6%
Operating income margin	6.5%	5.9%

Logistics revenue increased $27.4 million, or 22.0 percent, during the three months ended September 30, 2018, compared with the three months ended September 30, 2017.  This increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $2.6 million, or 35.6 percent, for the three months ended September 30, 2018 compared with the three months ended September 30, 2017.  The increase was due primarily to higher contributions from transportation brokerage.

Logistics Operating Results: Nine months ended September 30, 2018, compared with 2017:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Logistics revenue	$434.7	$348.9	$85.8	24.6%
Operating costs and expenses	(411.1)	(332.7)	(78.4)	23.6%
Operating income	$23.6	$16.2	$7.4	45.7%
Operating income margin	5.4%	4.6%

Logistics revenue increased $85.8 million, or 24.6 percent, during the nine months ended September 30, 2018, compared with the nine months ended September 30, 2017.  This increase was primarily due to higher transportation brokerage revenue.

Logistics operating income increased $7.4 million, or 45.7 percent, for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017.  The increase was due primarily to higher contributions from transportation brokerage and freight forwarding.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity: Sources of liquidity available to the Company at September 30, 2018, compared to December 31, 2017 were as follows:

	September 30,	December 31,
(In millions)	2018	2017	Change
Cash and cash equivalents	$12.1	$19.8	$(7.7)
Accounts receivable, net (1)	$240.7	$194.6	$46.1
CCF - cash on deposit	$—	$0.9	$(0.9)

(1)

As of September 30, 2018 and December 31, 2017, $77.2 million and $134.8 million, respectively, of eligible accounts receivable were assigned to the CCF (see Note 2 of the Condensed Consolidated Financial Statements).

Cash and Cash Equivalents: Significant changes in the Company’s cash and cash equivalents for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 were as follows:

	Nine Months Ended September 30,
(In millions)	2018	2017	Change
Net cash provided by operating activities (1)	$203.0	$147.0	$56.0
Net cash used in investing activities (2)	(231.4)	(184.6)	(46.8)
Net cash provided by financing activities (3)	20.7	48.4	(27.7)
Net (decrease) increase in cash and cash equivalents	(7.7)	10.8	(18.5)
Cash and cash equivalents, beginning of the period	19.8	13.9	5.9
Cash and cash equivalents, end of the period	$12.1	$24.7	$(12.6)

(1) Change in net cash provided by operating activities:

Changes in net cash provided by operating activities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, were due to the following:

(In millions)	Change
Net income from operations	$23.3
Non-cash deferred income taxes	4.2
Other non-cash related changes, net	(25.0)
Distributions from Terminal Joint Venture	28.0
Deferred dry-docking payments	34.6
Accounts receivable, net	(21.8)
Prepaid expenses and other assets	(1.3)
Accounts payable, accruals and other liabilities	10.3
Other long-term liabilities	3.7
Total	$56.0

Distributions received from the Company’s Terminal Joint Venture was $42.0 million for the nine months ended September 30, 2018, compared to $14.0 million for the nine months ended September 30, 2017.  The increase was primarily due to the distribution of cash in excess of income earned from the Terminal Joint Venture during the nine months ended September 30, 2018.  Deferred dry-docking payments decreased from $45.1 million for the nine months ended September 30, 2017, compared to $10.5 million for the nine months ended September 30, 2018, primarily due to fewer vessels in dry-docking during the current year period.  Changes in accounts receivable were primarily due to increased receivables resulting from higher revenues during the nine months ended September 30, 2018, and the timing of billings and collections associated with those receivables.  Changes in prepaid expenses and other assets primarily relates to the timing of prepayments and other assets.  Changes in accounts payable, accruals and other liabilities were due to the increased accounts payables and accrued costs resulting from operations during the nine months ended September 30, 2018, and the timing of payments associated with those liabilities.

(2) Change in net cash used in investing activities:

Changes in net cash used in investing activities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, were due to the following:

(In millions)	Change
Capitalized vessel construction expenditures	$(50.4)
Other capital expenditures	(1.4)
Proceeds from disposal of property and equipment, net	31.6
Cash deposits into CCF	(182.0)
Withdrawals from CCF	151.7
Surrender of company-owned life insurance	3.7
Total	$(46.8)

Vessel construction expenditures (including capitalized interest) were $222.6 million for the nine months ended September 30, 2018, compared to $172.2 million for the nine months ended September 30, 2017.  Vessel construction expenditures relate to progress payments for the construction of four new vessels for the Hawaii service, capitalized interest and owners’ items.  Other capital expenditures payments were $44.7 million for the nine months ended September 30, 2018, compared to $43.3 million for the nine months ended September 30, 2017.  The increase was primarily due to the timing of other capital projects incurred during 2018 as compared to 2017.  Proceeds from the disposal of property and equipment, net, were $31.3 million for the nine months ended September 30, 2018, compared to ($0.3) million for the nine months ended September 30, 2017.  Proceeds from the disposal of property and equipment primarily related to the sale and leaseback of certain containers and chassis equipment previously owned by the Company.  Changes in cash deposits into CCF, and withdrawals from CCF primarily relate to the timing of when deposits are made into the CCF, and when the subsequent withdrawals are made during the nine months ended September 30, 2018 and 2017.

(3) Change in net cash used in financing activities:

Changes in net cash provided by financing activities for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, were due to the following:

(In millions)	Change
Repayments of debt and capital leases	$2.5
Borrowings under revolving credit facility, net	(52.0)
Repurchase of Matson common stock	18.4
Dividends paid	(1.1)
Change in other payments, net	4.5
Total	$(27.7)

During the nine months ended September 30, 2018, the Company paid $17.0 million in scheduled fixed debt and capital lease repayments compared to $19.5 million during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, the Company increased net borrowings under the revolving credit facility by $68.0 million, compared to $120.0 million for the nine months ended September 30, 2017.  Borrowings from the Company’s revolving credit facility were primarily used to fund progress payments related to the construction of four new vessels for the Hawaii service.  During the nine months ended September 30, 2018, the Company paid $26.3 million in dividends, compared to $25.2 million during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, the Company paid $18.4 million in the repurchase of Matson common stock.  There was no repurchase of Matson common stock during the nine months ended September 30, 2018.

Debt:  Total debt as of September 30, 2018 and December 31, 2017 is as follows:

	September 30,	December 31,
(In millions)	2018	2017	Change
Revolving credit facility	$273.0	$205.0	$68.0
Fixed interest debt	635.1	652.1	(17.0)
Total Debt	$908.1	$857.1	$51.0

Total debt increased by $51.0 million during the nine months ended September 30, 2018.  The increase in the Company’s revolving credit facility was primarily due to the funding of progress payments related to the construction of four new vessels for the Hawaii service.  The reduction in fixed interest debt was due to scheduled debt repayments.

As of September 30, 2018, the Company had $243.2 million of availability under the revolving credit facility, with a maturity date of June 29, 2022.  The Company’s debt is described in Note 6 to the Condensed Consolidated Financial Statements included in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter period ended September 30, 2018, and in Note 8 to the Consolidated Financial Statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which is incorporated herein by reference.

Working Capital:  The Company had a working capital deficiency of $24.6 million and $20.3 million at September 30, 2018 and December 31, 2017, respectively.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENCIES AND OFF-BALANCE SHEET ARRANGEMENTS

There were no material changes during this quarter to the Company’s contractual obligations, commitments, contingencies and off-balance sheet arrangements that are described in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Part I, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, which is incorporated herein by reference, except as described below.

		Payment Due By Period
Contractual Obligations (in millions)	2018	2019-2020	2021-2022	Thereafter	Total
Construction of vessels (1)	$317.0	$245.5	$—	$—	$562.5
Operating lease obligations (2)	2.0	10.6	10.6	48.7	71.9
Total	$319.0	$256.1	$10.6	$48.7	$634.4

(1)

The amount shown above for construction of vessels represents the revised timing and amount of the remaining contractual obligations at September 30, 2018 related to the two Aloha Class and two Kanaloa Class vessels to be used in the Hawaii service that are described in Part I, Item 1 “Business” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The 2018 amount includes $205.8 million of capitalized vessel construction expenditures (excluding owners items and capitalized interest) paid by the Company during the nine months ended September 30, 2018.  Actual timing and amounts of future payments are subject to change and may be materially different from the amounts estimated by the Company as shown above.

(2)

The operating lease obligations shown above relate to the renewal of an operating lease agreement for a terminal facility and new lease agreements for container equipment entered into subsequent to December 31, 2017.

CRITICAL ACCOUNTING ESTIMATES

There have been no changes during this quarter to the Company’s critical accounting estimates as discussed in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

OTHER MATTERS

The Company’s third quarter 2018 cash dividend of $0.21 per-share was paid on September 6, 2018 to shareholders of record as of August 2, 2018.  On October 25, 2018, the Company’s Board of Directors declared a cash dividend of $0.21 per-share payable on December 6, 2018 to shareholders of record as of the close of business on November 8, 2018.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There were no material changes to the Company’s risk factors that are described in Part I, Item 1A, “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, except as described below.

The Company’s Shipbuilding Agreements with Philly Shipyard and NASSCO are subject to risks.

On November 6, 2013, MatNav and Philly Shipyard entered into definitive agreements pursuant to which Philly Shipyard will construct two new 3,600-TEU Aloha Class dual-fuel capable containerships.  The first vessel, Daniel K. Inouye, was delivered on October 31, 2018.  It is expected that the second vessel will be delivered in the first quarter of 2019.  On August 25, 2016, MatNav and NASSCO entered into a definitive agreement pursuant to which NASSCO will construct two new 3,500-TEU Kanaloa Class dual-fuel capable container and roll-on/roll-off vessels, with expected delivery dates at the end of 2019 and in the fourth quarter of 2020.  Failure of any party to the shipbuilding agreements to fulfill its obligations under the agreements could have an adverse effect on the Company’s financial position and results of operations.  Such a failure could happen for a variety of reasons, including but not limited to (i) delivery delays, (ii) delivery of vessels that fail to meet any of the required operating specifications (for example, capacity, fuel efficiency or speed), (iii) events in Korea which prevent one or more significant subcontractors to each of, Philly Shipyard or NASSCO from performing, or (iv) the insolvency of, or the refusal or inability to perform for any reason, by Philly Shipyard, NASSCO, or any of their respective subcontractors.  Significant delays in the delivery of the new vessels could limit our ability to replace aging steamships without substantial modifications, which could also have an adverse impact on our business plans, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases:  On November 4, 2015, the Company announced that Matson’s Board of Directors had approved a share repurchase program of up to 3.0 million shares of common stock through November 2, 2018.  Shares can be repurchased in the open market from time to time, and may be made pursuant to a trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934.  During the quarter ended September 30, 2018, no shares were repurchased, excluding shares withheld for employee taxes upon vesting of share-based awards.  The maximum number of remaining shares that may be purchased under the share repurchase program was 1,151,288 as of September 30, 2018.

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

MATSON, INC.
(Registrant)

Date: November 6, 2018	/s/ Joel M. Wine
Joel M. Wine
Senior Vice President and
Chief Financial Officer

Date: November 6, 2018	/s/ Kevin L. Stuck
Kevin L. Stuck
Vice President and Controller
(Principal Accounting Officer)